Form 10-Q
period 1995-03-31
BANCORPSOUTH INC
filed 1995-05-15
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1995

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number       0-10826

                                  BancorpSouth, Inc.
             (Exact name of registrant as specified in its charter)
                 Mississippi                 64-0659571
     (State or other jurisdiction of       (IRS Employer
      incorporation or organization)        Identification No.)

 One Mississippi Plaza, Tupelo, Mississippi           38801
 (Address of principal executive offices)          (Zip Code)

                                 601/680-2000
               (Registrant's telephone number, including area code)

  (Former name, former address, and former fiscal year, if changed since last year)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No ___

On March 31, 1995, the registrant had outstanding 8,763,666 shares of common stock, par value $2.50 per share.

                                 PART I
                         FINANCIAL INFORMATION

                           BANCORPSOUTH, INC.
                Consolidated Condensed Balance Sheets
                               (Unaudited)
                              (In Thousands)
                                                     March 31   December 31
                                                       1995         1994
ASSETS
Cash and due from banks                                $130,745    $130,085
Interest bearing deposits with other banks                8,266       1,367
Held-to-maturity securities, at amortized cost          499,473     496,838
Federal funds sold                                       49,100           0
Loans                                                 1,925,304   1,895,298
  Less:  Unearned discount                               62,256      61,402
         Allowance for credit losses                     28,780      27,529
Net loans                                             1,834,268   1,806,367
Available-for-sale securities                           137,738     150,573
Mortgages held for sale                                  11,180      10,471
Premises and equipment, net                              69,524      67,119
Other assets                                             51,238      43,323
TOTAL ASSETS                                         $2,791,532  $2,706,143

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                        $319,785    $371,367
           Interest bearing                             632,088     577,057
  Savings                                               277,076     393,990
  Time                                                1,216,901     995,822
Total deposits                                        2,445,850   2,338,236
Federal funds purchased and securities
   sold under repurchase agreements                      31,864      63,314
Long-term debt                                           47,037      48,028
Other liabilities                                        36,016      31,633
TOTAL LIABILITIES                                     2,560,767   2,481,211

SHAREHOLDERS' EQUITY
Common stock                                             22,045      19,932
Capital surplus                                          73,782      75,202
Unrealized gain (loss) on securities
  available for sale                                        125       (878)
Retained earnings                                       135,847     131,710
Less cost of shares held in treasury                    (1,034)     (1,034)
TOTAL SHAREHOLDERS' EQUITY                              230,765     224,932
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $2,791,532  $2,706,143

See accompanying notes to consolidated condensed financial statements.

                       BANCORPSOUTH, INC.
            Consolidated Condensed Statements of Income
                          (Unaudited)
            (In thousands except for per share amounts)
                                                      Three months ended
                                                           March 31
                                                       1995         1994
INTEREST REVENUE:
Interest & fees on loans                                $42,255     $33,315
Deposits with other banks                                    82          81
Interest on federal funds sold                              381         321
Interest on held-to-maturity securities:
  U. S. Treasury                                            963          32
  U. S. Government agencies & corporations                5,204       2,363
  Obligations of states & political subdivisions          1,537       1,638
  Other                                                      67         137
Interest and dividends on available-for-sale              1,859       3,387
  securities
Interest on mortgages held for sale                         162       1,216
  Total interest revenue                                 52,510      42,490
INTEREST EXPENSE:
Interest on deposits                                     21,111      16,061
Interest on federal funds purchased & securities
  sold under repurchase agreements                          458         243
Other interest expense                                      944         742
  Total interest expense                                 22,513      17,046
  Net interest revenue                                   29,997      25,444
Provision for credit losses                               1,176       1,064
  Net interest revenue, after provision for
    credit losses                                        28,821      24,380
OTHER REVENUE:
Mortgage lending                                            899       (176)
Trust income                                                464         441
Service charges                                           3,385       2,977
Security losses, net                                       (15)       (589)
Life insurance income                                       746         683
Other                                                     1,583       1,548
  Total other revenue                                     7,062       4,884
OTHER EXPENSES:
Salaries and employee benefits                           12,823      11,082
Occupancy, net                                            1,737       1,670
Equipment                                                 1,806       1,605
Deposit insurance premiums                                1,303       1,214
Other                                                     7,788       6,289
  Total other expenses                                   25,457      21,860
  Income before income taxes                             10,426       7,404
Income tax expense                                        3,385       2,015
  Net income                                             $7,041      $5,389

  Net income per share                                    $0.80       $0.62
  Dividends declared per share                            $0.30       $0.27







See accompanying notes to consolidated condensed financial statements.

                        BANCORPSOUTH, INC.
        Consolidated Condensed Statements of Cash Flows
                           (Unaudited)
                         (In Thousands)
                                                       Three Months Ended
                                                            March 31
                                                       1995         1994
Net cash provided by operating activities               $10,965     $54,056

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                             5,401      12,768
Proceeds from calls and maturities of
  available-for-sale securities                          74,872     121,599
Proceeds from sales of
  held-to-maturity securities                                 -         994

Purchases of held-to-maturity securities                (6,912)    (31,871)
Purchases of available-for-sale securities             (61,552)   (116,484)
Net increase in short-term
  investments                                          (49,100)    (41,865)
Net increase in loans                                  (28,624)    (46,088)
Purchases of premises and equipment                     (4,221)     (2,090)
Other                                                   (6,692)     (8,248)

Net cash used by investing activities                  (76,828)   (111,285)

Financing activities:
Net increase in deposits                                107,614      55,445
Net increase (decrease) in short-term
  borrowings and other liabilities                     (31,019)       1,526
Increase (decrease) in long-term debt                     (991)      22,223
Payment of cash dividends                               (2,372)     (2,125)
Issuance of common stock                                     33         191
Other                                                       157          72

Net cash provided by financing activities                73,422      77,332

Increase in cash and cash
  equivalents                                             7,559      20,103
Cash and cash equivalents at beginning of
  period                                                131,452     122,848
Cash and cash equivalents at end of period             $139,011    $142,951

See accompanying notes to consolidated condensed financial statements

                                BANCORPSOUTH, INC.
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1994, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2. On March 31, 1995, the Company merged with LF Bancorp, Inc. ("LF Bancorp"), the parent company of Laurel Federal Savings and Loan Association, headquartered in Laurel, Mississippi. The consolidated total assets of LF Bancorp were $189.5 million at the merger date. Each share of outstanding
LF Bancorp common stock was exchanged for 1.013 shares of the Company's common stock. A total of 832,101 shares of the Company's common stock were issued to effect the transaction.

     This business combination was accounted for by the pooling-of-interests method. Accordingly, prior year and quarterly financial statements have been restated to reflect the consolidation. The results of operations of the Company and LF Bancorp for the period before the combination was consummated are presented below.
                      Three Months Ended    Three Months Ended
                                 March 31, 1995
                                 (In thousands)
                         BancorpSouth         LF Bancorp
Net interest revenue      $ 28,437            $  1,560
Net income                $  6,884                 157

3. Comparative net income per share amounts have been restated to reflect the acquisition of LF Bancorp accounted for as a pooling-of-interests. The computation of net income per share is based upon the weighted average number of common shares outstanding (8,760,239 and 8,713,325 for the three months ended March 31, 1995 and 1994, respectively).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a bank and thrift holding company and the parent of Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal Savings and Loan Association ("Laurel"). Laurel was a subsidiary of LF Bancorp, Inc. which merged into the Company on March 31, 1995, in a business combination accounted for by the pooling-of-interests method. Accordingly, all the information regarding the financial condition and results of operations on which this discussion is based reflects the combined results of the Company and LF Bancorp for the periods analyzed. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 1995 and 1994. Reference is also made to Note 2 to those unaudited consolidated condensed financial statements for additional discussion regarding the merger with LF Bancorp.
RESULTS OF OPERATIONS
Net Income
     The Company's net income for the first quarter of 1995 was $7.04 million, an increase of 30.7% from $5.39 million in the first quarter of 1994. Net income per common share for the first quarter of 1995 was $0.80, an increase of 29.3% from $0.62 for the same period in 1994. The annualized returns on average assets for the first quarter of 1995 and 1994 were 1.03% and 0.86%, respectively.
Net Interest Revenue
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $31.5 million for the three months ended March 31, 1995, compared to $26.6 million for the same period in 1994. Earning assets averaged $2.52 billion in the first quarter of 1995, compared with $2.30 billion in the respective period in 1994. Average interest-bearing liabilities were $2.10 billion in the first quarter of 1995, compared with $1.94 billion for the same period of 1994.
     Net interest revenue, expressed as a percentage of average earning assets, was 5.08% for the first quarter of 1995, as compared to 4.69% for the same period of 1994. While interest-earning assets increased at a faster pace than the interest-bearing liabilities, the average yield earned on those assets rose at a faster pace than the average rate paid on interest-sensitive liabilities. Provision and Allowance for Credit Losses
     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses in the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     The provision for credit losses totaled $1.18 million for the first quarter of 1995, compared to $1.06 million for the same period of 1994. This increase is due to the growth in the Company's loan portfolio. The allowance for credit losses as a percent of loans outstanding was 1.54% at the end of the first quarter 1995, compared to 1.50% at December 31, 1994.
Other Revenue
     Other revenue for the quarter ended March 31, 1995 totaled $7.06 million, compared to $4.89 million for the same period of 1994, a 44.6 % increase. The most significant change in other revenue was in mortgage lending where net revenue of $899,000 was reported in 1995, compared to a net loss of $176,000 in 1994. The loss in 1994 was attributable to realized and unrealized losses on mortgage loans held for sale during the rapidly rising rate environment of the first quarter of 1994. Trust income and life insurance income showed modest increases. Service charges on deposit accounts increased 13.7%.
Other Expenses
     Other expenses totaled $25.46 million for the first quarter of 1995, a 16.5 % increase over 1994's expense for the same period. The components of other expenses reflect normal increases for personel related expenses and general inflation in the cost of services and supplies purchased by the Company.


Income Tax
     Income tax expense was $3.38 million for the first quarter of 1995 (an effective tax rate of 32.5%) and $2.02 million for the first quarter 1994 (an effective tax rate of 27.2%). This increase resulted from a decrease in the relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment. The Company's taxable net income continues to increase.
FINANCIAL CONDITION
Loans
     The loan portfolios of the Company's bank and thrift subsidiaries make up the largest single component of the Company's earning assets. The portfolio, net of unearned discount, totaled $1.86 billion at March 31, 1995, which represents a 1.6% increase from $1.83 billion at December 31, 1994. Non-performing loans were 0.48 % of all loans outstanding at March 31, 1995. This percentage is unchanged from December 31, 1994.
Securities and Other Earning Assets
     The securities portfolios are used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 1995 were $499.5 million, compared with $496.8 million at the end of 1994, a 0.5% increase. Available-for-sale securities were $137.7 million at March 31, 1995, compared to $150.6 million at December 31, 1994, an 8.6% decrease.
Deposits
     Total deposits at the end of the first quarter were $2.45 billion as compared to $2.34 billion at December 31, 1994, representing a 4.6% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.
LIQUIDITY
     Liquidity is the ability of the Company to fund the need of its borrowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.
      The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.


CAPITAL RESOURCES
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At March 31, 1995, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was 11.51% and 13.71%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.20 % at March 31, 1995, compared to the required minimum leverage capital raio of 4%.
      The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

                                     PART II
                                OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended March 31, 1995.
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   BancorpSouth, Inc.
                                     (Registrant)

DATE:  May 12, 1995                L. Nash Allen, Jr.
                                   L. Nash Allen, Jr.
                                   Treasurer and
                                   Chief Financial Officer