Form 10-K/A
period 1994-12-31
BANCORPSOUTH INC
filed 1995-06-30
CIK 701853

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10-K/A-1
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended   December 31, 1994  or
                            -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from            to
                               ----------    ----------

Commission file number 0-10826
                       -------

                              BancorpSouth, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Mississippi                                     64-0659571
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       One Mississippi Plaza
       Tupelo, Mississippi                                      38801
- ----------------------------------------            ----------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (601) 680-2000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
    Title of Each Class                              Which Registered
    -------------------                       ---------------------------
          NONE                                             NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $2.50 PAR VALUE
- --------------------------------------------------------------------------------
                               (Title of Class)

(Cover page continues on Next Page)

(Continued from Cover Page)


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1995, was approximately $248,198,000 based on the closing sale price as reported on the Nasdaq National Market System.

        On March 15, 1994, the Registrant had outstanding 7,931,565 shares of Common Stock, par value $2.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II of this Report.

        Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders held April 25, 1995 are incorporated by reference into Part III of this Report.

                                   PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)       1.       Consolidated Financial Statements:
                 The following have been incorporated herein from the Company's 1994 Annual Report to Shareholders:

                 -Report of Independent Auditors
                 -Consolidated balance sheets as of December 31, 1994 and 1993. -Consolidated statements of income for the three years ended
                  December 31, 1994.
                 -Consolidated statements of shareholders' equity for the three years ended December 31, 1994.
                 -Consolidated statements of cash flows for the three years ended December 31, 1994.
                 -Notes to consolidated financial statements for the three
                  years ended December 31, 1994.

                 The following are filed herewith:

                 -BancorpSouth, Inc. Salary Deferral-Profit Sharing Employee
                  Stock Ownership Plan Financial Statements and Schedules, December 31, 1994 and 1993.

       (a)       2.       Consolidated Financial Statement Schedules:
                 All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

       (a)       3.       Exhibits:
                 (3)(a) Articles of incorporation, as amended.(1)
                    (b) Bylaws.(2)
                 (4)(a) Specimen Common Stock Certificate.(3)
                    (b) The Company has outstanding certain long-term debt.
                        None of such debt exceeds 10% of the total assets of the Company and its consolidated subsidiaries. Copies of instruments defining the rights of holders of the debt will be furnished to the Securities and Exchange Commission upon request.
                (10)(a) Stock Bonus Agreement between Bancorp of Mississippi,
                        Inc., and Aubrey B. Patterson, Jr. dated November 6, 1987, and Escrow Agreement between bank of Mississippi and Aubrey B. Patterson, Jr., dated November 6, 1987.
                        (4)(9)
                    (b) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives.(5)(9)
                    (c) Management Assurance Agreement, dated December 10,
                        1987, between Volunteer Bancshares, Inc., Jackson National Bank and Ray U. Tanner.(3)(9)
                    (d) Stock Bonus Agreement between BancorpSouth, Inc., and
                        Aubrey Burns Patterson, Jr. dated November 22, 1994, and Escrow Agreement between Bank of Mississippi and Aubrey Burns Patterson, Jr., dated November 22, 1994.
                    (e) 1994 Stock Incentive Plan.(9)
                    (f) 1995 Non-Qualified Stock Option Plan for Non-Employee
                        Directors.(9)
                (11)    Statement re computation of per share earnings.
                (13) Annual Report to Shareholders of BancorpSouth, Inc., for the year ended December 31, 1994.(7)
                (21)    Subsidiaries of the Registrant.
                (23)    Consent of KPMG Peat Marwick LLP.
                (27)    Financial Data Schedule (for SEC use only).
                (99) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan.(8)(9)


(1) Filed as exhibits 3.1 and 3.2 to the Company's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1985 (file number 0-10826), and incorporated by reference thereto.
(3) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1993 (file number 0-10826), and incorporated by reference thereto.
(4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1987 (file number 0-10826), and incorporated by reference thereto.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
(6) Filed as an exhibit to the Company's 1991 Proxy Statement, filed on or about March 29, 1991, and incorporated by reference thereto.
(7) Furnished for the information of the Commission only and not deemed
    "filed" as part of this Report on Form 10-K except for those portions which are specifically incorporated herein by reference.
(8) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
(9) Compensatory plans or arrangements.

       (b)       Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BANCORPSOUTH, INC.


DATE:  June 29, 1995                    /s/ L. Nash Allen, Jr.
                                        ----------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and Chief Financial Officer

KPMG[LOGO]


                          BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                      FINANCIAL STATEMENTS AND SCHEDULES

                          DECEMBER 31, 1994 AND 1993
                 (WITH INDEPENDENT AUDITORS' REPORT THEREON)

KPMG [LOGO] Peat Marwick LLP

            Morgan Keegan Tower, Suite 900
            Fifty North Front Street
            Memphis, TN 38103


                         INDEPENDENT AUDITORS' REPORT


The Employee Compensation and Fringe Benefit Committee
BancorpSouth, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Stock Ownership Plan as of December 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits for the three-year period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Ownership Plan at December 31, 1994 and 1993, and the changes in net assets available for plan benefits for the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 and 2 is presented for purposes of additional analysis and complying with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                           /s/ KPMG Peat Marwick LLP

May 25, 1995

                          BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

             STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                          DECEMBER 31, 1994 AND 1993




                                                                     1994             1993
                                                                     ----             ----
INVESTMENTS (NOTE 3):
  Investments in common trust funds:
    Bank of Mississippi Equity Fund                             $ 1,895,945         1,639,963
    Bank of Mississippi Income Fund                               1,861,528         1,659,931
  Common stock of BancorpSouth, Inc.                             30,413,007        27,415,324
  U.S. Government and agency obligations                            948,897           952,510
  Certificates of deposit                                           855,000           835,000
  Participant loans                                                 121,131           104,846
                                                                -----------        ----------
                                                                 36,095,508        32,607,574
Accrued interest and dividends receivable                           291,469           246,355
Cash in interest-bearing deposit accounts and
  money market accounts                                             521,477           451,137
                                                                -----------        ----------
            NET ASSETS AVAILABLE FOR PLAN BENEFITS              $36,908,454        33,305,066
                                                                ===========        ==========

See accompanying notes to financial statements.

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

        STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                       1994               1993                1992
                                                       ----               ----                ----
Investment income:
   Net appreciation in fair value of
    investments (note 3)                           $   632,946          3,250,645           4,773,050
   Interest                                            117,600            118,602             189,141
   Dividends                                           982,127            767,383             627,845
                                                   -----------         ----------          ----------
                TOTAL INVESTMENT INCOME              1,732,673          4,136,630           5,590,036
Contributions:
   Employer                                          1,387,056          1,243,687           1,013,056
   Employee - salary deferral                        1,969,113          1,822,296           1,444,458
   ESOP rollover (note 6)                                    -            146,698                   -
                                                   -----------         ----------          ----------
                TOTAL CONTRIBUTIONS                  3,356,169          3,212,681           2,457,514
                                                   -----------         ----------          ----------
                                                     5,088,842          7,349,311           8,047,550

Benefits paid to participants                        1,485,454          1,356,225           2,411,650
                                                   -----------         ----------          ----------
                NET INCREASE                         3,603,388          5,993,086           5,635,900

Net assets available for plan benefits:
   Beginning of year                                33,305,066         27,311,980          21,676,080
                                                   -----------         ----------          ----------

   End of year                                     $36,908,454         33,305,066          27,311,980
                                                   ===========         ==========          ==========


See accompanying notes to financial statements.

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1994 AND 1993


(1)      DESCRIPTION OF PLAN

         The following description of the BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Stock Ownership Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

         (a)     GENERAL

                 The Plan was adopted by BancorpSouth, Inc. (the Company) effective January 1, 1984. It is a defined contribution plan covering substantially all full-time employees who have one year of service and who have attained age eighteen. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

         (b)     CONTRIBUTIONS

                 Plan participants contribute to the Plan by electing to defer 1 percent or more of their current compensation, in whole percentages, up to the maximum allowable by law. The Company matches amounts contributed by the participants to the Plan up to 5 percent of annual compensation.

         (c)     INVESTMENT PROGRAMS

                 The investment programs of the Plan are as follows:

                      Fund A - Consists of shares of common stock of the
                               Company and employee loans.

                      Fund B - A fixed income fund investing in Treasury notes,
                               certificates of deposit and other
                               interest-bearing securities.

                      Fund C - A balanced fund investing in common stock of
                               corporations not affiliated with the Company, government bonds and mutual funds.

                      Fund D - A short-term money market fund.

                      Fund E - An equity fund investing in corporations not
                               affiliated with the Company.

                 The first 5 percent of compensation contributed by participants and all Company contributions are invested in common stock of the Company. Any participant contribution in excess of 5 percent of compensation may be invested in the common stock of the Company or in any of the other four types of investment funds.



                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS




         (d)     ADMINISTRATION

                 The Plan is administered by a committee appointed by the Board of Directors of the Company. The committee is responsible for general administration of the Plan and interpretation and execution of the Plan's provisions.

         (e)     PARTICIPANTS' ACCOUNTS

                 Two separate accounts are maintained for each participant. All amounts contributed by the participant together with earnings thereon, forfeiture allocations, and other adjustments are maintained in an "employee deferral account." Matching amounts contributed by the Company are maintained in a separate "employer contribution account" together with similar adjustments.

         (f)     VESTING

                 Each participant is 100 percent vested in all amounts in his employee deferral account. Vesting in the employer contribution account is as follows: 33-1/3% after two years, 66-2/3% after three years, 100% after four years.

         (g)     PAYMENT OF BENEFITS

                 Upon termination of service, death or permanent disability, a participant may elect to receive either a lump-sum amount equal to the value of his account, or monthly installments over a 5 to 15-year period. The monthly benefits cannot be paid over a period longer than a participant's life expectancy or for more than 5 years following his death. For distributions from Fund A, the employee may elect to receive stock of the Company or a cash amount equal to the value of the stock.

         (h)     RECLASSIFICATIONS

                 Certain prior year amounts have been reclassified to conform to the 1994 presentation.

(2)      SUMMARY OF ACCOUNTING POLICIES

         INVESTMENTS

         If available, quoted market prices are used to value investments. If no quoted market prices are available, estimates are used. When estimates are used, many factors, including current yields on similar securities, market factors affecting the salability of particular assets, and general economic conditions are considered. Participant loans are recorded at their outstanding loan balance.

         INCOME TAXES

         The Plan is exempt from federal income taxes in accordance with the provisions of the Internal Revenue Code. Amounts contributed by the Company are not taxed to the employee until a distribution from the Plan is received.





                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS





 (3)     INVESTMENTS

         The following table presents the current values of investments. Investments that represent 5% as of the end of the year of the Plan's net assets are separately identified.

                                                                 1994                                         1993
                                                -------------------------------------     -----------------------------------------
                                                NUMBER OF                                 NUMBER OF
                                                SHARES OR                                 SHARES OR
                                                PRINCIPAL                                 PRINCIPAL
                                                 AMOUNT         COST       FAIR VALUE      AMOUNT         COST          FAIR VALUE
                                                 ------         ----       ----------      ------         ----          ----------
FUND A:
  Common stock - BancorpSouth, Inc.              886,317     $19,022,319   30,413,007      817,089     $15,803,970     27,415,324
  Participant loans                                    -         121,131      121,131            -         104,846        104,846
                                                             -----------   ----------                  -----------     ----------
                                                       -      19,143,450   30,534,138            -      15,908,816     27,520,170
FUND B:
  U.S. Government Securities:
   Treasury notes                                320,000         320,962      306,002      160,000         161,981        163,649
  U.S. Government Agencies:
   Federal Farm Credit Bank notes                      -               -            -       40,000          40,277        41,325
   Federal Home Loan Bank notes                  300,000         298,148      296,094      365,000         362,212        378,186
   Federal National Mortgage Association         200,000         201,598      186,500      200,000         201,597        201,500
   Student Loan Marketing Association            160,000         157,603      160,301      160,000         157,603        167,850
  Time deposits:
   Bank of Mississippi certificates of deposit   675,000         675,000      675,000      675,000         675,000        675,000
   Other certificates of deposit                 180,000         180,000      180,000      160,000         160,000        160,000
                                                             -----------   ----------                  -----------     ----------
                                                       -       1,833,311    1,803,897            -       1,758,670      1,787,510
FUND C:
  Common trust funds:
   Bank of Mississippi income fund               121,599       1,570,111    1,861,528      104,779       1,313,160      1,659,931
   Bank of Mississippi equity fund                19,588         659,011    1,254,061       19,588         659,011      1,254,436
                                                             -----------   ----------                  -----------     ----------
                                                       -       2,229,122    3,115,589            -       1,972,171      2,914,367
                                                             -----------   ----------                  -----------     ----------
FUND E:
  Common  trust funds:
   Bank of Mississippi equity fund                10,026         587,758      641,884        6,020         330,405        385,527
                                                             -----------   ----------                  -----------     ----------
        TOTAL INVESTMENTS                              -     $23,793,641   36,095,508            -     $19,970,062     32,607,574
                                                             ===========   ==========                  ===========     ==========





                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS




         The Plan's investments, including investments bought, sold, and held during the year appreciated (depreciated) in fair value during the years ended December 31, 1994, 1993 and 1992, respectively, as follows:

                                                                                     1994         1993           1992
                                                                                     ----         ----           ----
         NET APPRECIATION (DEPRECIATION) IN FAIR VALUE:
           Common Trust Funds                                                     $(56,725)      301,552        190,015
           Common stock of BancorpSouth, Inc.                                      744,584     2,956,126      4,589,724
           U.S. Government and agency obligations                                  (54,913)       (7,033)        (6,689)
                                                                                  --------     ---------      ---------
                   NET APPRECIATION IN FAIR VALUE                                 $632,946     3,250,645      4,773,050
                                                                                  ========     =========      =========

         In 1992, the Bank of Mississippi Equity Fund (the Fund) changed its method of distributing net income. All income earned by the fund is accumulated as part of the principal of the Fund (not distributed to holders of the Fund) and reflected in the appreciation in fair value of the Fund in the year received.

(4)      PARTICIPANT-DIRECTED INVESTMENT PROGRAMS

         Net assets available for benefits and changes in net assets available for plan benefits by investment fund at and for the years ended December 31, 1994 and 1993 are as follows:

                                                                                 1994
                                              --------------------------------------------------------------------------
                                                       NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                              --------------------------------------------------------------------------
                                              FUND A            FUND B         FUND C       FUND D    FUND E       TOTAL
                                              ------            ------         ------       ------    ------       -----
ASSETS, AT CURRENT VALUE:
  Investments in common trust funds:
    Bank of Mississippi Equity Fund$                 -                -       1,254,061          -   641,884     1,895,945
    Bank of Mississippi Income Fund                  -                -       1,861,528          -         -     1,861,528
  Common stock of BancorpSouth, Inc.        30,413,007                -               -          -         -    30,413,007
  U.S. Government and agency
    obligations                                      -          948,897               -          -         -       948,897
  Certificates of deposit                            -          855,000               -          -         -       855,000
  Participant loans                            121,131                -               -          -         -       121,131
                                           -----------        ---------       ---------    -------   -------    ----------
                                            30,534,138        1,803,897       3,115,589          -   641,884    36,095,508
  Accrued interest and dividends
    receivable                                 265,895           25,574               -          -         -       291,469
  Cash in interest-bearing deposit
    accounts and money market accounts         169,308           51,150          28,876    253,182    18,961       521,477
                                           -----------        ---------       ---------    -------   -------    ----------
            TOTAL ASSETS AVAILABLE
              FOR PLAN BENEFITS            $30,969,341        1,880,621       3,144,465    253,182   660,845    36,908,454
                                           ===========        =========       =========    =======   =======    ==========





                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS





                                                                                    1994
                                              ---------------------------------------------------------------------------
                                                                           CHANGES IN NET ASSETS
                                                            AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                              ---------------------------------------------------------------------------
                                              FUND A         FUND B        FUND C        FUND D      FUND E       TOTAL
                                              ------         ------        ------        ------      ------       -----
Investment income:
   Net appreciation (depreciation) in
    fair value of investments              $   744,584       (54,913)       (55,729)           -        (996)     632,946
   Interest                                      6,002       111,598              -            -           -      117,600
   Dividends                                   962,315         5,458          1,853       10,755       1,746      982,127
                                           -----------     ---------      ---------      -------     -------   ----------
         TOTAL INVESTMENT INCOME             1,712,901        62,143        (53,876)      10,755         750    1,732,673
Contributions:
   Employer                                  1,387,056             -              -            -           -    1,387,056
   Employee                                  1,541,095        64,957        211,964        9,176     141,921    1,969,113
                                           -----------     ---------      ---------      -------     -------   ----------
         TOTAL CONTRIBUTIONS                 2,928,151        64,957        211,964        9,176     141,921    3,356,169
Transfers                                     (175,159)        1,954         90,013      (43,231)    126,423            -
                                           -----------     ---------      ---------      -------     -------   ----------

Benefits paid to participants                1,267,442       114,332         47,007       50,168       6,505    1,485,454
                                           -----------     ---------      ---------      -------     -------   ----------
         NET INCREASE (DECREASE)             3,198,451        14,722        201,094      (73,468)    262,589    3,603,388
Net assets available for plan benefits:
   Beginning of year                        27,770,890     1,865,899      2,943,371      326,650     398,256   33,305,066
                                           -----------     ---------      ---------      -------     -------   ----------
   End of year                             $30,969,341     1,880,621      3,144,465      253,182     660,845   36,908,454
                                           ===========     =========      =========      =======     =======   ==========





                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS



                                                                                1993
                                              -------------------------------------------------------------------------
                                                        NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                              -------------------------------------------------------------------------
                                              FUND A         FUND B        FUND C        FUND D      FUND E       TOTAL
                                              ------         ------        ------        ------      ------       -----
ASSETS, AT CURRENT VALUE:
  Investments in common trust funds:
    Bank of Mississippi Equity Fund        $         -             -      1,254,436            -     385,527     1,639,963
    Bank of Mississippi Income Fund                  -             -      1,659,931            -           -     1,659,931
  Common stock of BancorpSouth, Inc.        27,415,324             -              -            -           -    27,415,324
  U.S. Government and agency
    obligations                                      -       952,510              -            -           -       952,510
  Certificates of deposit                            -       835,000              -            -           -       835,000
  Participant loans                            104,846             -              -            -           -       104,846
                                           -----------     ---------      ---------      -------     -------    ----------
                                            27,520,170     1,787,510      2,914,367            -     385,527    32,607,574
  Accrued interest and dividends
    receivable                                 220,614        25,741              -            -           -       246,355
  Cash in interest-bearing deposit
    accounts and money market accounts          30,106        52,648         29,004      326,650      12,729       451,137
                                           -----------     ---------      ---------      -------     -------    ----------
        TOTAL ASSETS AVAILABLE
        FOR PLAN BENEFITS                  $27,770,890     1,865,899      2,943,371      326,650     398,256    33,305,066
                                           ===========     =========      =========      =======     =======    ==========


                                                                                1993
                                              -------------------------------------------------------------------------
                                                                      CHANGES IN NET ASSETS
                                                           AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                              -------------------------------------------------------------------------
                                              FUND A         FUND B        FUND C        FUND D      FUND E       TOTAL
                                              ------         ------        ------        ------      ------       -----
Investment income:
  Net appreciation (depreciation) in
    fair value of investments              $ 2,956,126        (7,033)       266,960            -      34,592     3,250,645
  Interest                                       6,863       111,479            260            -           -       118,602
  Dividends                                    755,068         3,497          1,194        7,137         487       767,383
                                           -----------     ---------      ---------      -------     -------    ----------
        TOTAL INVESTMENT INCOME              3,718,057       107,943        268,414        7,137      35,079     4,136,630
Contributions:
  Employer                                   1,243,687             -              -            -           -     1,243,687
  Employee                                   1,423,920        71,209        203,743        8,208     115,216     1,822,296
  ESOP rollover                                      -             -              -      146,698           -       146,698
                                           -----------     ---------      ---------      -------     -------    ----------
        TOTAL CONTRIBUTIONS                  2,667,607        71,209        203,743      154,906     115,216     3,212,681
Transfers                                      (30,925)      (64,251)       101,260      (54,621)     48,537             -
                                           -----------     ---------      ---------      -------     -------    ----------
                                             6,354,739       114,901        573,417      107,422     198,832     7,349,311
Benefits paid to participants                  742,587       467,442         84,225       48,024      13,947     1,356,225
                                           -----------     ---------      ---------      -------     -------    ----------

        NET INCREASE (DECREASE)              5,612,152      (352,541)       489,192       59,398     184,885     5,993,086

Net assets available for plan benefits:
  Beginning of year                         22,158,738     2,218,440      2,454,179      267,252     213,372    27,311,980
                                           -----------     ---------      ---------      -------     -------    ----------
  End of year                              $27,770,890     1,865,899      2,943,371      326,650     398,257    33,305,066
                                           ===========     =========      =========      =======     =======    ==========





                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS




(5)      PLAN TERMINATION

         Although the Company has not expressed any intent to do so, it has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

(6)      ESOP ROLLOVER

         On August 31, 1992, in accordance with the business combination between Volunteer Bancshares, Inc. and Bancorp of Mississippi, Inc. (the predecessor of the Company), the Board of Directors of Volunteer Bancshares, Inc. decided to terminate the Jackson National Bank Employee Stock Ownership Plan (the Jackson National Plan). Participants in the Jackson National Plan had the option of transferring their individual accounts into the Plan. In November 1993, individual accounts totaling $146,698 were transferred to the Plan.


 (7)     RECONCILIATION BETWEEN FINANCIAL STATEMENT
         AMOUNTS AND FORM 5500

         The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:

                                                                                                  DECEMBER 31,
                                                                                           -----------------------
                                                                                                1994       1993
                                                                                                ----       ----
                                 Net assets available for benefits
                                  per the financial statements                             $36,908,454  33,305,066
                                 Amounts allocated to withdrawing
                                  participants                                                 924,512     755,142
                                                                                           -----------  ----------

                                 Net assets available for benefits as
                                  filed in Form 5500                                       $35,983,942  32,549,924
                                                                                           ===========  ==========


         The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                 Benefits paid to participants per
                                  the financial statements                                 $ 1,485,454
                                 Add:  Amounts allocated to withdrawing
                                  participants at December 31, 1994                            924,512
                                 Less:  Amounts allocated to withdrawing
                                  participants at December 31, 1993                            755,142
                                                                                           -----------

                                 Benefits paid to participants per the
                                  Form 5500                                                $ 1,654,824
                                                                                           ===========

                           BANCORPSOUTH, INC. SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                        INVESTMENT AT END OF PLAN YEAR

                               DECEMBER 31, 1994


                                                                  PAR/NUMBER                                               FAIR
        ISSUER                            DESCRIPTION             OF SHARES      COUPON       MATURITY        COST         VALUE
        ------                            -----------             ----------     ------       --------        ----         -----
BancorpSouth, Inc.                 Common stock                    886,317        -              -         $19,022,319  30,413,007
Participant loans                  Loans                              -         Variable      Variable         121,131     121,131
U.S. Government                    Treasury note                   160,000      5.625         01/31/98         161,981     150,501
U.S. Government                    Treasury note                   160,000      7.125         09/30/99         158,981     155,501
U.S. Government Agency             Federal Home Loan Bank Note     100,000      7.100         10/25/96         100,830      98,782
U.S. Government Agency             Federal Home Loan Bank Note     200,000      6.810         09/02/97         197,318     197,313
U.S. Government Agency             Federal National Mortgage
                                       Association Note            200,000      5.350         10/10/97         201,598     186,500
U.S. Government Agency             Student Loan Marketing
                                       Association Note            160,000      8.550         02/01/95         157,603     160,301
Bank of Mississippi
   Income Fund                     Common trust fund               121,599        -              -           1,570,111   1,861,528
Bank of Mississippi
   Equity Fund                     Common trust fund                19,588        -              -           1,246,769   1,895,944
Bank of Mississippi, Inc.          Certificate of deposit          200,000      7.300         10/29/96         200,000     200,000
Bank of Mississippi, Inc.          Certificate of deposit          200,000      6.750         10/29/95         200,000     200,000
Bank of Mississippi, Inc.          Certificate of deposit           75,000      5.250         02/21/97          75,000      75,000
Bank of Mississippi, Inc.          Certificate of deposit          100,000      5.500         10/06/97         100,000     100,000
Bank of Mississippi, Inc.          Certificate of deposit          100,000      5.350         04/08/98         100,000     100,000
Lamar County Bank                  Certificate of deposit           80,000      5.150         04/08/97          80,000      80,000
FNB Vicksburg                      Certificate of deposit          100,000      6.000         02/22/98         100,000     100,000
                                                                                                           -----------  ----------
                                                                                                           $23,793,641  36,095,508
                                                                                                           ===========  ==========

                                                                      Schedule 2


                          BANCORPSOUTH, INC. - SALARY
                      DEFERRAL - PROFIT SHARING EMPLOYEE
                             STOCK OWNERSHIP PLAN

                ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS

                         YEAR ENDED DECEMBER 31, 1994




                                                                                        TOTAL
                                                                NUMBER OF             PURCHASE           SELLING            GAIN
         DESCRIPTION OF SECURITY                               TRANSACTIONS          PRICE/COST           PRICE            (LOSS)
         -----------------------                               ------------          ----------          -------           ------
PURCHASES - common stock of
   BancorpSouth, Inc.                                               35                $2,314,971           -                -
                                                                    ==                ==========          ===              ===