Form 10-Q
period 1995-06-30
BANCORPSOUTH INC
filed 1995-08-11
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 1995
                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number       0-10826

                               BancorpSouth, Inc.
             (Exact name of registrant as specified in its charter)

             Mississippi                                64-0659571
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification No.)

  One Mississippi Plaza, Tupelo, Mississippi         38801
   (Address of principal executive offices)        (Zip Code)

                                  601/680-2000
               (Registrant's telephone number, including area code)

      (Former name, former address, and former fiscal year, if changed since last year)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
On June 30, 1995, the registrant had outstanding 8,771,959 shares of common stock, par value $2.50 per share.

                              PART I
                      FINANCIAL INFORMATION

                        BANCORPSOUTH, INC.
              Consolidated Condensed Balance Sheets
                            (Unaudited)
                           (In Thousands)
                                             June 30   December 31
                                               1995        1994
ASSETS
Cash and due from banks                        124,414     130,085
Interest bearing deposits with other banks      13,353       1,367
Held-to-maturity securities, at amortized      444,842     496,838
cost
Federal funds sold                              68,350         -
Loans                                        1,984,367   1,895,925
  Less:  Unearned discount                      65,524      61,416
            Allowance for credit losses         29,483      28,142
Net loans                                    1,889,360   1,806,367
Available-for-sale securities                  132,043     150,573
Mortgages held for sale                         24,160      10,471
Premises and equipment, net                     72,271      67,119
Other assets                                    48,934      43,323
TOTAL ASSETS                                 2,817,727   2,706,143

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                331,834     372,939
                  Interest bearing             607,465     575,485
  Savings                                      288,795     287,416
  Time                                       1,237,828   1,102,396
Total deposits                               2,465,922   2,338,236
Federal funds purchased and securities
   sold under repurchase agreements             36,473      63,314
Long-term debt                                  46,298      48,028
Other liabilities                               32,134      31,633
TOTAL LIABILITIES                            2,580,827   2,481,211
SHAREHOLDERS' EQUITY
Common stock                                    22,065      22,004
Capital surplus                                 73,847      73,130
Unrealized gain (loss) on
  available-for-sale securities                    776       (878)
Retained earnings                              141,246     131,710
Less cost of shares held in treasury           (1,034)     (1,034)
TOTAL SHAREHOLDERS' EQUITY                     236,900     224,932
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   2,817,727   2,706,143

    See accompanying notes to consolidated
           condensed financial statements.

                                    BANCORPSOUTH, INC.
                     Consolidated Condensed Statements of Income
                                       (Unaudited)
                     (In thousands except for per share amounts)
                                                  Three months ended     Six months ended
                                                        June 30                June 30
                                                   1995        1994        1995        1994
INTEREST REVENUE:
Interest & fees on loans                            44,597      35,828      86,852      69,143
Deposits with other banks                              136          82         218         163
Interest on federal funds sold                         620         739       1,001       1,060
Interest on held-to-maturity securities:
  U. S. Treasury                                       986         180       1,949         212
  U. S. Government agencies & corporations           4,980       3,248      10,184       5,611
  Obligations of states & political                  1,744       1,451       3,281       3,089
subdivisions
  Other                                                 -           99          67         236
Interest and dividends on available-for-sale         1,866       3,061       3,725       6,448
securities
Interest on mortgages held for sale                    318         678         480       1,894
  Total interest revenue                            55,247      45,366     107,757      87,856
INTEREST EXPENSE:
Interest on deposits                                23,448      17,208      44,559      33,269
Interest on federal funds purchased &
securities
  sold under repurchase agreements                     457         228         915         471
Other interest expense                                 937         980       1,881       1,722
  Total interest expense                            24,842      18,416      47,355      35,462
  Net interest revenue                              30,405      26,950      60,402      52,394
Provision for credit losses                          1,190       1,393       2,366       2,457
  Net interest revenue, after provision for
    credit losses                                   29,215      25,557      58,036      49,937
OTHER REVENUE:
Mortgage lending                                       926       (318)       1,825       (494)
Trust income                                           486         455         950         896
Service charges                                      3,657       3,325       7,042       6,302
Security gains (losses), net                          (24)         478        (39)       (111)
Life insurance income                                  621         678       1,367       1,361
Other                                                1,611         818       3,194       2,366
  Total other revenue                                7,277       5,436      14,339      10,320
OTHER EXPENSES:
Salaries and employee benefits                      12,104      10,478      24,927      21,560
Net occupancy expense                                1,794       1,749       3,531       3,419
Equipment expense                                    1,885       1,603       3,691       3,208
Deposit insurance premiums                           1,301       1,219       2,604       2,433
Other                                                7,659       6,854      15,447      13,143
  Total other expenses                              24,743      21,903      50,200      43,763

  Income before income taxes                        11,749       9,090      22,175      16,494
Income tax expense                                   3,752       2,350       7,137       4,365
  Net income                                         7,997       6,740      15,038      12,129


Net income per share                                  0.91        0.77        1.71        1.39

Dividends declared per common share                   0.30        0.27        0.60        0.54


        See accompanying notes to consolidated
               condensed financial statements.

              BANCORPSOUTH, INC.
  Consolidated Condensed Statements of Cash
                    Flows
                 (Unaudited)
(In Thousands)
                                                  Six Months Ended
                                                       June 30
                                                   1995        1994
Net cash provided by operating activities            8,247     105,086

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                       66,494      29,625
Proceeds from calls and maturities of
  available-for-sale securities                    160,784     261,998
Proceeds from sales of
  held-to-maturity securities                                      994
                                              -
Proceeds from sales of
  available-for-sale securities                        225       4,000
Purchases of  held-to-maturity securities         (25,795)    (95,398)
Purchases of  available-for-sale securities      (128,133)   (244,107)
Net increase in short-term investments            (68,350)    (38,900)
Net increase in loans                             (84,362)   (108,573)
Purchases of premises and equipment                (8,831)     (4,307)
Other                                              (5,508)     (7,315)
Net cash used by investing activities             (93,476)   (201,983)

Financing activities:
Net increase in deposits                           127,686      79,300
Net decrease in short-term
  borrowings and other liabilities                (29,956)     (2,715)
Increase (decrease) in long-term debt              (1,729)      24,862
Payment of cash dividends                          (4,747)     (4,249)
Issuance of common stock                               119         219
Other                                                  171         182
Net cash provided by financing activities           91,544      97,599

Increase in cash and cash equivalents                6,315         702
Cash and cash equivalents at beginning of
  period                                           131,452     122,848
Cash and cash equivalents at end of period         137,767     123,550

        See accompanying notes to consolidated
                condensed financial statements


                               BANCORPSOUTH, INC.
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


     1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1994, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     2. On March 31, 1995, the Company merged with LF Bancorp, Inc. ("LF Bancorp"), the parent company of Laurel Federal Savings and Loan Association, headquartered in Laurel, Mississippi. The consolidated total assets of LF Bancorp were $189.5 million at the merger date. Each share of outstanding LF Bancorp common stock was exchanged for 1.013 shares of the Company's common stock. A total of 832,101 shares of the Company's common stock were issued to effect the transaction. This business combination was accounted for by the pooling-of-interests method. Accordingly, financial statements for periods prior to the merger have been restated.

     3. Comparative net income per share amounts have been restated to reflect the acquisition of LF Bancorp, which was accounted for as a pooling-of-interests. The computation of net income per share is based upon weighted average number of shares outstanding
     (8,828,225 and 8,734,960 for the three months ended June 30, 1995, and 1994, respectively; 8,814,792 and 8,733,849 for the six months ended June 30, 1995, and 1994, respectively).

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a bank and thrift holding company and the parent of Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal Savings and Loan Association ("Laurel"). Laurel was a subsidiary of LF Bancorp, Inc. which merged into the Company on March 31, 1995, in a business combination accounted for by the pooling-of-interests method. Accordingly, all the information regarding the financial condition and results of operations on which this discussion is based reflects the combined results of the Company and LF Bancorp for the periods analyzed. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 1995 and 1994. Reference is also made to Note 2 to those unaudited consolidated condensed financial statements for additional discussion regarding the merger with LF Bancorp.


     RESULTS OF OPERATIONS

     Net Income

     The Company's net income for the second quarter of 1995 was $8.0 million compared to $6.74 million in the second quarter of 1994. For the first six months of 1995, net income was $15.04 million, an increase of 24.0% from $12.13 million for the same period of 1994. Net income per share was $0.91 for the second quarter of 1995 compared to $0.77 in 1994. For the first six months of 1995, earnings per share were $1.71, an increase of 23.0% from $1.39 for the first six months of 1994. The annualized returns on average assets for the second quarter of 1995 and 1994 were 1.15% and 1.03%, respectively. For the six months ended June 30, the annualized returns on average assets were 1.09% and 0.95% for 1995 and 1994, respectively.

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

          Net interest revenue was $31.32 million for the three months ended June 30, 1995, compared to $27.67 million for the same period in 1994. For the six months ended June 30, 1995 and 1994, net interest revenue was $62.26 million and $54.28 million, respectively. Earning assets averaged $2.58 billion in the second quarter and $2.55 billion for the first six months of 1995, compared with $2.40 billion and $2.35 billion in the respective
     periods in 1994.   Average interest-bearing liabilities were $2.20
     billion in the second quarter and $2.15 billion for the first six months of 1995, compared with $2.03 billion and $1.99 billion in the respective periods in 1994.

          Net interest revenue, expressed as a percentage of average earning assets, was 4.88% for the second quarter of 1995 as compared to 4.62% for the same period of 1994 and 4.93% for the first six months of 1995 as compared to 4.65% for the same period of 1994.



     Provision and Allowance for Credit Losses

         The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experi ence related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          The provision for credit losses totaled $1.19 million for the second quarter of 1995 compared to $1.39 million for the same period of 1994. For the six month periods ended June 30, 1995 and 1994, the provision for credit losses totaled $2.37 million and $2.46 million, respectively. The quality of the Company's loan portfolio is evidenced by the low levels of charge-offs experienced in the first six months of 1995. The allowance for credit losses as a percent of loans outstanding was 1.54% at the end of the second quarter 1995, compared to 1.50% at December 31, 1994.


     Other Revenue

         Other revenue for the quarter ended June 30, 1995, totaled $7.28 million compared to $5.44 million for the same period of 1994, a 33.9% increase. For the six months ended June 30, 1995 and 1994, other revenue was $14.34 million and $10.32 million, respectively, a 38.9% increase. The most significant change in other revenue was in mortgage lending where income of $1.83 million was recorded during the first six months of 1995 versus a loss of $0.49 million in the same period of 1994. This loss was attributable to realized and unrealized losses on mortgage loans held for sale during the rising rate environment of the first six months of 1994. Trust income and life insurance premiums both showed a modest increase. Service charges on deposit accounts for the first six months increased 11.7%.


     Other Expenses

          Other expenses totaled $24.74 million for the second quarter of 1995, a 13.0% increase from the same period of 1994.  For the six months ended June 30, 1995, other expenses totaled $50.20
     million , a 14.7% increase over 1994's other expenses.   The
     components of other expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company. Also included in other expenses for the first six months of 1995 are amounts totalling $577,000 related to merger and acquisition activity.



     Income Tax

          Income tax expense was $3.75 million and $2.35 million for the second quarters of 1995 and 1994, respectively. For the six month period ended June 30, 1995, income tax expense was $7.14 million compared to $4.37 million for the same period in 1994. The increase in the Company's effective tax rate (32.2% for the first six months of 1995 versus 26.5% for comparable period of 1994) reflects the decrease in the relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment. The Company's taxable net income continues to increase.


     FINANCIAL CONDITION

     Loans

          The loan portfolios of the Company's bank and thrift subsidiaries make up the largest single component of the Company's earning assets. These portfolios, net of unearned discount, totaled $1.92 billion at June 30, 1995, which represents a 4.6% increase from the December 31, 1994 total of $1.83 billion. Non-performing loans were 0.46% of all loans outstanding at June 30, 1995, compared to 0.48% at the end of 1994.

     Investment Securities and Other Earning Assets

          The securities portfolios are used to make various term invest ments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 1995, were $444.8 million compared with $496.8 million at the end of 1994, a 10.5% decrease. Available for sale securities were $132.0 million at June 30, 1995, compared to $150.6 million at December 31, 1994, a 12.3% decrease. Proceeds from maturing investment securities have been used to fund the Company's loan growth.







     Deposits

         Total deposits at the end of the second quarter were $2.47 billion as compared to $2.34 billion at December 31, 1994, representing a 5.5% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.


     LIQUIDITY

       Liquidity is the ability of the Company to fund the need of its borrowers, depositors, and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.
       The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.





     CAPITAL RESOURCES

       The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At June 30, 1995, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was 11.67% and 13.88%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.25% at June 30, 1995, compared to the required minimum leverage capital ratio of 4%.

       The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.



                                     PART II
                                OTHER INFORMATION
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on Tuesday, April 25, 1995. At this meeting, the following matters were voted upon by the Company's shareholders:
     (a)  Election of Class III Directors

         Aubrey Burns Patterson, Frank A. Riley, Dr. Andrew R. Townes and J. Louis Griffin, Jr. were elected to serve as Class III directors of the Company until the annual meeting of shareholders in 1998 or until their respective successors are elected and qualified. The vote was as follows:

                                  Votes Cast    Votes Cast       Abstentions/
                                   in Favor  Against or Withheld  Non Votes

     NAME
     Aubrey Burns Patterson        6,560,602      25,939             0
     Frank A. Riley                6,557,111      29,430             0
     Dr. Andrew R. Townes          6,557,680      28,861             0
     J. Louis Griffin, Jr.         6,472,601     113,940             0

     The following directors continue in office following the meeting:

     NAME                Term Expires

     A. Douglas Jumper       1996
     Turner O. Lashlee       1996
     W. G. Holliman, Jr.     1996
     Alan W. Perry           1996
     S. H. Davis             1997
     Hassell H. Franklin     1997
     Travis E. Staub         1997
     Lowery A. Woodall       1997

     (b) 1994 Stock Incentive Plan and 1995 Non Qualified Stock Option Plan for Non-Employee Directors

             The Company's shareholders jointly approved the Company's 1994 Stock Incentive Plan and 1995 Non-Qualified Stock Option Plan for Non-Employee Directors by the following vote:



                         Votes Cast          Votes Cast       Abstentions/
                          in Favor     Against or Withheld     Non Votes

                          6,080,683           395,818          110,040

     (c) Selection of Independent Auditors

          The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1995 by the following vote:

                         Votes Cast         Votes Cast        Abstentions/
                         in Favor      Against or Withheld     Non Votes

                         6,546,141             6,077            34,323




     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  (27) Financial Data Schedule



      (b)  On June 22, 1995, the Registrant
     filed a Current Report on Form 8-K disclosing under Item 5 the signing of a definitive agreement providing for the merger of Wes-Tenn Bancorp, Inc. with and into the Registrant and filing a copy of the merger agreement as an exhibit.




                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BancorpSouth, Inc.

                                            (Registrant)



     DATE:  August 11, 1995       _____________________________________
                                   L. Nash Allen, Jr.
                                   Treasurer and
                                   Chief Financial Officer

