Form 10-Q
period 1995-09-30
BANCORPSOUTH INC
filed 1995-11-13
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                            D.C.  20549
                                   FORM 10Q
(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1995
                                      OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
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

On November 9, 1995, the registrant had outstanding 8,968,758 shares of common stock, par value $2.50 per share.

                                PART I
                         FINANCIAL INFORMATION
                          BANCORPSOUTH, INC.
                    Consolidated Condensed Balance Sheets
                              (Unaudited)
                            (In Thousands)
                                                   September 30   December 31
                                                       1995          1994
ASSETS
Cash and due from banks                                $137,276      $130,265
Interest bearing deposits with other banks               15,390         2,144
Held-to-maturity securities, at amortized cost          474,307       496,838
Federal funds sold                                       16,150             -
Loans                                                 2,068,264     1,910,089
  Less:  Unearned discount                               67,937        61,402
         Allowance for credit losses                     30,811        28,242
Net loans                                             1,969,516     1,820,445
Available-for-sale securities                           140,129       160,378
Mortgages held for sale                                  30,128        10,471
Premises and equipment, net                              75,127        67,351
Other assets                                             51,059        43,558
TOTAL ASSETS                                         $2,909,082    $2,731,450

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                        $333,620      $371,367
           Interest bearing                             633,662       581,078
  Savings                                               310,506       397,004
  Time                                                1,258,323     1,011,115
Total deposits                                        2,536,111     2,360,564
Federal funds purchased and securities
  sold under repurchase agreements                       39,718        63,314
Long-term debt                                           45,566        48,028
Other liabilities                                        37,935        31,828
TOTAL LIABILITIES                                     2,659,330     2,503,734
SHAREHOLDERS' EQUITY
Common stock                                             22,548        22,279
Capital surplus                                          79,172        74,249
Unrealized gain (loss) on
  available-for-sale securities, net                      1,603          (878)
Retained earnings                                       147,463       133,100
Less cost of shares held in treasury                     (1,034)       (1,034)
TOTAL SHAREHOLDERS' EQUITY                              249,752       227,716
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $2,909,082    $2,731,450

See accompanying notes to consolidated condensed financial statements.

                               BANCORPSOUTH, INC.
                   Consolidated Condensed Statements of Income
                                   (Unaudited)
                   (In thousands except for per share amounts)
                                                  Three months ended      Nine months ended
                                                       September 30          September 30
                                                         1995           1994         1995            1994
INTEREST REVENUE:
Interest & fees on loans                              $47,059        $38,429     $134,488        $108,070
Deposits with other banks                                 198            146          438             349
Interest on federal funds sold                            776            384        1,777           1,444
Interest on held-to-maturity securities:
  U. S. Treasury                                          991            819        2,940           1,031
  U. S. Government agencies & corporations              4,883          4,340       15,146          10,038
  Obligations of states & political subdivisions        1,315          1,702        4,770           4,941
  Other                                                                    5           67             246
Interest and dividends on
  available-for-sale securities                         2,154          2,255        5,879           8,703
Interest on mortgages held for sale                       562            297        1,042           2,191
  Total interest revenue                               57,938         48,377      166,547         137,013
INTEREST EXPENSE:
Interest on deposits                                   24,717         18,191       69,716          51,831
Interest on federal funds purchased & securities
  sold under repurchase agreements                        571            377        1,486             848
Other interest expense                                    922            899        2,803           2,621
  Total interest expense                               26,210         19,467       74,005          55,300
  Net interest revenue                                 31,728         28,910       92,542          81,713
Provision for credit losses                             1,762          1,644        4,132           4,105
  Net interest revenue, after provision for
    credit losses                                      29,966         27,266       88,410          77,608
OTHER REVENUE:
Mortgage lending                                          922            617        2,747             123
Trust income                                              654            499        1,604           1,395
Service charges                                         3,817          3,527       10,933           9,934
Security gains (losses), net                             (674)            21         (714)            (90)
Life insurance income                                     731            710       2,098            2,071
Other                                                   1,149          1,165       4,352            3,531
  Total other revenue                                   6,599          6,539      21,020           16,964
OTHER EXPENSES:
Salaries and employee benefits                         11,863         10,815      36,957           32,535
Net occupancy expense                                   1,831          1,783       5,373            5,215
Equipment expense                                       2,118          1,785       5,820            5,003
Deposit insurance premiums                                 12          1,280       2,642            3,743
Other                                                   8,143          7,266      23,733           20,541
  Total other expenses                                 23,967         22,929      74,525           67,037
  Income before income taxes                           12,598         10,876      34,905           27,535
Income tax expense                                      3,847          3,580      11,018            8,009
                                                        8,751          7,296      23,887           19,526
Net income per share                                    $0.97          $0.82       $2.66            $2.21
Dividends declared per share                            $0.30          $0.27       $0.90            $0.81

See accompanying notes to consolidated condensed financial statements.

                              BANCORPSOUTH, INC.
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)
                                                        Nine Months Ended
                                                        September 30  1995
                                                          1995           1994
Net cash provided by operating activities              $19,336       $124,571
Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                           96,539         40,894
Proceeds from calls and maturities of
  available-for-sale securities                        225,871        371,209
Proceeds from sales of
  held-to-maturity securities                                             994
Proceeds from sales of
  available-for-sale securities                          7,798          4,000
Purchases of held-to-maturity securities               (85,389)      (186,462)
Purchases of available-for-sale securities            (198,021)      (317,696)
Net increase in short-term investments                 (16,150)       (13,628)
Net increase in loans                                 (154,719)      (165,192)
Purchases of premises and equipment                    (13,506)        (5,720)
Other                                                   (3,512)        (8,340)
Net cash used by investing activities                 (141,089)      (279,941)
Financing activities:
Net increase in deposits                               175,547        128,394
Net increase (decrease) in short-term
  borrowings and other liabilities                     (24,197)         8,715
Increase (decrease) in long-term debt                   (2,462)        24,501
Payment of cash dividends                               (7,376)        (4,725)
Issuance of common stock                                   119            332
Other                                                      379            260
Net cash provided by financing activities              142,010        157,477
Increase in cash and cash equivalents                   20,257          2,107
Cash and cash equivalents at beginning of
  period                                               132,409        125,706
Cash and cash equivalents at end of period            $152,666       $127,813

See accompanying notes to consolidated condensed financial statements

                              BANCORPSOUTH, INC.
             Notes to Consolidated Condensed Financial Statements (Unaudited)
1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1994, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended
September 30, 1995 are not necessarily indicative of the results to be expected for the full year.
2. On March 31, 1995, the Company merged with LF Bancorp, Inc. ("LF Bancorp"), the parent company of Laurel Federal Savings and Loan Association, headquartered in Laurel, Mississippi. The consolidated total assets of LF Bancorp were $189.5 million at the merger date. Each share of outstanding LF Bancorp common stock was exchanged for 1.013 shares of the Company's common stock. A total of 832,101 shares of the Company's common stock were issued to effect the transaction. This business combination was accounted for by the pooling-of-interests method and financial statements for periods prior to the merger have been restated.
3. On July 31, 1995, First Federal Bank for Savings of Starkville, Mississippi ("First Federal") was merged with and into Bank of Mississippi, a subsidiary of the Company. The total assets of First Federal were $24.6 million at the date of the merger. Each share of outstanding First Federal common stock was exchanged for 0.698 shares of the Company's common stock. A total of 109,827 shares of the Company's common stock were issued to effect the transaction. This business combination was accounted for by the pooling-ofinterests method and financial statements for periods prior to the merger have been restated.
4. On September 1, 1995, Volunteer Bank, a subsidiary of the Company, completed the purchase of substantially all the assets and the assumption of certain liabilities of the Shelby Bank of Bartlett, Tennessee. The Company issued 78,409 shares of its common stock to effect this transaction.
5. Comparative net income per share amounts have been restated to reflect the acquisition of LF Bancorp and First Federal which was accounted for as a pooling-of-interests. The computation of net income per share is based upon weighted average number of shares outstanding (9,000,022 and 8,875,390 for the three months ended September 30, 1995 and 1994, respectively; 8,964,490 and 8,855,032 for the nine months ended September 30, 1995 and 1994, respectively).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
     The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a -bank and thrift holding company and the parent of Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal Savings and Loan Association ("Laurel"). This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 1995 and 1994. Reference is also made to Notes 2, 3 and 4 to those unaudited consolidated condensed financial statements for additional discussion regarding business combinations. All the information regarding the financial condition and results of operations on which this discussion is based reflects the combined results of the Company and those business combinations accounted for by the pooling-of-interests method for the periods analyzed.

RESULTS OF OPERATIONS

Net Income
      The Company's net income for the third quarter of 1995 was $8.75 million, compared to $7.30 million from the third quarter of 1994. For the first nine months of 1995, net income was $23.89 million, an increase of
22.3% from $19.53 million for the same period of 1994. Net income per common share was $0.97 and $0.82 for the third quarters of 1995 and 1994, respectively. For the first nine months of 1995, primary earnings per common share were $2.66, an increase of 20.4% from $2.21 for the first nine months of 1994. The annualized returns on average assets for the third quarter of 1995 and 1994 were 1.22% and 1.11%, respectively. For the nine months ended September 30, the annualized returns on average assets were 1.14% and 1.01% for 1995 and 1994, respectively. Net Interest Revenue
      Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
      Net interest revenue was $32.49 million for the three months ended September 30, 1995, compared to $29.88 million for the same period in 1994. For the nine months ended September 30, 1995 and 1994, net interest revenue was $95.16 million and $84.57 million, respectively. Earning assets averaged $2.62 billion in the third quarter and $2.43 billion for the first nine months of 1995, compared with $2.58 billion and $2.38 billion in the respective
periods in 1994.   Average interest-bearing liabilities were $2.26 billion in the third quarter and $2.19 billion for the first nine months of 1995, compared with $2.04 billion and $2.00 billion in the respective periods in 1994.
      Net interest revenue, expressed as a percentage of average earning assets, was 4.86% for the third quarter of 1995 as compared to 4.88% for the same period of 1994 and 4.93% for the first nine months of 1995 as compared to 4.75% for the same period of 1994.

Provision and Allowance for Credit Losses
      The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experi ence related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
      The provision for credit losses totaled $1.76 million for the third quarter of 1995 compared to $1.64 million for the same period of 1994. For the nine month periods ended September 30, 1995 and 1994, the provision for credit losses totaled $4.13 million and $4.11 million, respectively. The quality of the Company's loan portfolio is evidenced by the low levels of charge-offs experienced in the first nine months of 1995. The allowance for credit losses as a percent of loans outstanding was 1.54% at the end of the third quarter 1995 and 1.50% at December 31, 1994.

Other Revenue
      Other revenue for the quarter ended September 30, 1995, totaled $6.60 million compared to $6.54 million for the same period of 1994. For the nine months ended September 30, 1995 and 1994, other revenue was $21.02 million and $16.96 million, respectively, a 23.9% increase. The most significant change in other revenue was in mortgage lending where income of $2.74 million was recorded during the first nine months of 1995 versus $0.12 million in the same period of 1994. 1994's results were primarily attributable to realized and unrealized losses on mortgage loans held for sale during the rising rate environment of the first half of 1994. Trust income increased significantly and life insurance premiums showed a modest increase. Service charges on deposit accounts for the first nine months increased 10.1%.

Other Expenses
      Other expenses totaled $23.97 million for the third quarter of 1995, a 4.5% increase over 1994's expense for the same period. For the nine months ended September 30, 1995, other expenses totaled $74.53 million , a 11.17%
increase over 1994's other expenses for the same period.   The components of
other expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company. Deposit insurance premium expense was reduced significantly in the third quarter of 1995. This reflects the adjustment in the assessment rates for the third quarter plus the recovery of $332,000 expensed during the second quarter of 1995.

Income Tax
     Income tax expense was $3.85 million and $3.58 million for the third quarters of 1995 and 1994, respectively. For the nine month period ended September 30, 1995, income tax expense was $11.02 million compared to $8.01 million for the same period in 1994. The relative level of the Company's investment portfolio in assets whose earnings are afforded favorable tax treatment continues to decrease and as such, the Company's taxable net income continues to increase.

FINANCIAL CONDITION

Loans
The loan portfolios of the subsidiary banks is the largest single component of the Company's earning assets. These portfolios, net of unearned discount, totaled $2.00 billion at September 30, 1995, which represents an 8.2% increase from December 31, 1994's total of $1.85 billion. Non-performing loans were 0.42% of loans, net of unearned discounts, outstanding at September 30, 1995, compared to 0.48% at the end of 1994.
Investment Securities and Other Earning Assets
      The investment securities portfolio is used to make various term invest ments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 1995 were $474.3 million, compared to $496.8 million at the end of 1994.
Available for sale securities were $140.1 million at September 30, 1995, compared to $160.4 million at December 31, 1994.
Deposits
      Total deposits at the end of the third quarter were $2.54 billion as compared to $2.36 billion at December 31, 1994, representing a 7.4% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.

LIQUIDITY
      Liquidity is the ability of the Company to fund the need of its bor rowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.

     The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
      The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At September 30, 1995, the Company's Tier 1 ratio and total capital to risk-adjusted total assets were 11.90% and 14.07%, respectively, both of which exceed the FRB's minimum ratio of 4.0% and 8.0%, respectively (of which at least 50% must be Tier 1 capital). The Company's Tier 1 leverage ratio at September 30, 1995 was 8.48%, which is in excess of the FRB minimum level for Tier 1 capital to total assets of 4%.
      The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.







ITEM 5. OTHER INFORMATION
On October 24, 1995 the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend through which each eligible holder of the Company's common stock will receive an additional share of the Company's common stock. The shares will be issued on November 20, 1995 to shareholders of record as of November 1, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  (27) Financial Data Schedule

(b) On July 14, 1995, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which described under Item 5 the proposed merger of Wes-Tenn Bancorp, Inc. ("Wes-Tenn") with and into the Company and the acquisition of the assets , and assumption of certain liabilities, of Shelby Bank by VOL. Included with such reports were consolidated financial statements of Wes-Tenn for 1994, 1993 and 1992 and the first quarters of 1995 and 1994 and pro forma condensed consolidated financial statements of the Company for 1994, 1993 and 1992 and the first quarters of 1995 and 1994.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BancorpSouth, Inc.
                                 (Registrant)
DATE:  November 10, 1995      _____________________________________
                              L. Nash Allen, Jr.
                              Treasurer and
                              Chief Financial Officer