Form 10-K
period 1995-12-31
BANCORPSOUTH INC
filed 1996-04-01
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended       December 31, 1995   or
                                -----------------

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from            to
                               ----------    -----------

Commission file number  0-10826
                        -------

                             BancorpSouth, Inc.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Mississippi                                     64-0659571
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        One Mississippi Plaza
         Tupelo, Mississippi                               38801
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code      (601) 680-2000

    Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
           Title of Each Class                        Which Registered
- ----------------------------------------    ------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996, was approximately $485,419,000 based on the closing sale price as reported on the Nasdaq Stock Market.

     On March 15, 1996, the registrant had outstanding 21,008,526 shares of Common Stock, par value $2.50 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, are incorporated by reference into Part II of this Report.

     Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders to be held April 23, 1996, are incorporated by reference into Part III of this Report.

                                                        BANCORPSOUTH, INC.
                                                            FORM 10-K
                                           For the Fiscal Year Ended December 31, 1995
                                                             CONTENTS
PART I

Item    1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item    2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item    3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item    4.        Submission of Matters to a Vote of Security
                    Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
PART II

Item    5.        Market for the Registrant's Common Stock
                   and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . .   21
Item    6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

Item    7.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operation. . . . . . . . . . . . . . . . . . . .   22
Item    8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .   22
Item    9.        Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . .   22
PART III

Item   10.        Directors and Executive Officers of the
                   Registrant. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
Item   11.        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
Item   12.        Security Ownership of Certain Beneficial
                   Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
Item   13.        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .   25

PART IV

Item   14.        Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

PART I
Item 1. - Business

General

     The Company is a bank and thrift holding company with commercial banking and savings and loan operations in Mississippi and commercial banking operations in Tennessee. Its principal subsidiaries are Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal Savings and Loan Association ("LFSL"). The Company's principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38801 and its telephone number is (601) 680-2000.

Description of Business

     BOM has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 90 offices in 43 municipalities or communities in 26 counties throughout Mississippi. BOM has grown through the acquisition of other banks, the purchase of assets from federal regulators and through the opening of new branches and offices. In addition, BOM operates consumer finance and credit life insurance subsidiaries. At December 31, 1995, BOM was the fourth largest commercial bank in Mississippi with total deposits of approximately $2.03 billion and total assets of approximately $2.34 billion.

     VOL has its principal office in Jackson, Madison County, Tennessee, and conducts a general commercial banking and trust business through 31 offices in 16 municipalities or communities in 12 counties in west Tennessee. VOL has grown through the acquisition of other banks and through the opening of new branches and offices. In addition, VOL operates consumer finance and credit life insurance subsidiaries. At December 31, 1995, VOL was the thirteenth largest commercial bank in Tennessee with total deposits of approximately $671 million and total assets of approximately $788 million.

     LFSL has its principal office in Laurel, Jones County, Mississippi, and provides mortgage, consumer and commercial lending and traditional thrift deposit services, including checking accounts through 8 offices in 6 municipalities or communities in 5 counties in southeast Mississippi. At December 31, 1995, LFSL had total deposits of approximately $166 million and total assets of approximately $187 million.

     The Company, through its subsidiaries, provides a range of financial services to individuals and small-to-medium size businesses. Various types of checking accounts, both interest bearing and non-interest bearing, are available. Savings accounts and certificates of deposit with a range of maturities and interest rates are available to meet the needs of customers. Other services include safe deposit and night depository facilities. Limited 24-hour banking with automated teller machines is provided in most of its principal markets. BOM is an issuing bank for MasterCard and overdraft protection is available to approved MasterCard holders maintaining checking accounts with the Company's subsidiary banks.

     The Company offers a variety of services through the trust departments of its subsidiary banks, including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.

     At December 31, 1995, the Company and its subsidiaries employed approximately 1,880 persons. The Company and its subsidiaries are not a party to any collective bargaining agreements, and employee relations are deemed to be good.

Competition

     Vigorous competition exists in all major areas where the Company is engaged in business. The Company's subsidiary banks and savings and loan association compete for available loans and depository accounts not only with state and national commercial banks in their respective areas but also with savings and loan associations, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies. None of these competitors is dominant in the whole area served by the Company's subsidiary banks.

     The principal areas of competition in the banking industry center on a financial institution's ability and willingness to provide credit on a timely and competitively priced basis, to offer a sufficient range of deposit and investment opportunities at a competitive price and maturity, and to offer personal and other services of sufficient quality and at competitive prices. The Company and its subsidiaries believe they can compete effectively in all these areas.

Regulation and Supervision

     The following is a brief summary of the regulatory environment in which the Registrant and the subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulation specifically mentioned herein.

     The Company is a bank and thrift holding company and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB") and the Office of Thrift Supervision (the "OTS") and is subject to regulation and supervision by the FRB and the OTS.
The Company is required to file with the FRB and the OTS annual reports and such other information as they may require. The FRB and OTS may also conduct examinations of the Company.

     The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the subsidiary banks and savings and loan association may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the subsidiary banks and savings and loan association are subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Dividends to shareholders can be paid only from dividends paid to the Company by its subsidiaries which are subject to approval by the applicable regulatory authorities.

     BOM and VOL are incorporated under the banking laws of the States of Mississippi and Tennessee, respectively, and accordingly are subject to the applicable provisions of state banking laws rather than the National Bank Act. BOM is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. VOL is subject to the supervision of the Tennessee Department of Financial Institutions and to regular examinations by that Department. The deposits in BOM and VOL are insured by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, each bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. Neither bank is a member of the Federal Reserve System.

     LFSL is a stock federally chartered savings association whose deposits are insured by the FDIC. As a federally-chartered savings association, LFSL is subject to regulation and examination by the OTS. LFSL must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquistions of other savings associations. The regulatory structure gives the OTS extensive discretion in connection with its supervisory and enforcement activities and examination policies with respect to the classification of assets and the establishment of adequate credit loss reserves for regulatory purposes.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") permits among other things the acquisition by bank holding companies of savings associations, irrespective of their financial condition, and increased the deposit insurance premiums for banks and savings associations. FIRREA also provides that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a bank holding company such as the Company if it were to acquire another federally insured financial institution), arising as a result of their status as a shareholder of a reimbursing financial institution.

     The Company and its subsidiary banks and savings and loan association are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This statute provides for increased funding for the FDIC's deposit insurance fund and expanded the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including bank holding companies. The provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institutions poses to its deposit insurance fund. While most of the Company's deposits are in the Bank Insurance Fund (BIF), the deposits of LFSL and certain other of the Company's deposits which were acquired from thrifts over the years remain in the Savings Association Insurance Fund (SAIF). Deposit insurance rates for 1996 for the Company's deposits in BIF have been assessed at zero while deposits insurance rates for 1996 for the Company's deposits in SAIF will continue at the rate of 23 cents per $100 of insured deposits. Also, Congress is currently considering a special, one-time assessment on SAIF insured deposits and if enacted, this assessment could result in a one-time pre-tax charge of up to $2.7 million.

     The Company is required to comply with the risk-based capital guidelines which the FRB adopted in January 1989, and to other tests relating to capital adequacy which the FRB adopts from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources," on pages 19 and 20 of the Company's 1995 Annual Report to Shareholders incorporated herein by reference.

     In September 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"). Beginning September 29, 1995, IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period which may not exceed five years. A bank holding company may not, following an interstate acquisition , control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

Selected Statistical Information

     Set forth below is certain selected statistical information relating to the Company's business.

      Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differentials

     Net Interest Revenue, the difference between Interest Revenue and Interest Expense, is the most significant component of the Company's earnings. For internal analytical purposes, management adjusts Net Interest Revenue to a "taxable equivalent" basis using an effective tax rate of 35% on tax exempt items (primarily interest on municipal securities).

     Another significant statistic in the analysis of Net Interest Revenue is the effective interest differential, also called the net yield on earning assets. The net yield on earning assets is net interest divided by total interest-earning assets. Recognizing the importance of interest differential to total earnings, management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional and local economic conditions, including the level of credit demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies which are designed to maximize interest differential while maintaining sufficient liquidity and availability of "incremental funds" for purposes of meeting existing commitments and for investment in lending and other investment opportunities that may arise.

     The following table sets forth the average balances of assets and liabilities and the average rates earned and paid for the three years ended December 31, 1995. The table shows the various components of earning assets and the sources used to fund these assets which are included in the effective interest differential.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential



                                                1995                             1994                          1993
                                  -------------------------------    -------------------------    -----------------------------
(Taxable equivalent basis)          Average               Yield/     Average            Yield/    Average                Yield/
                                    Balance  Interest     Rate       Balance   Interest  Rate     Balance    Interest     Rate
                                    -------  --------     -------    -------   -------- ------    -------    --------    ------
                                                                       (Dollars in thousands)
ASSETS
Interest bearing deposits in
  other banks                        $15,974 $    857      5.36%  $   11,112  $    660   5.94% $   14,799   $    833      5.63%
Held-to-maturity securities:
  U.S. treasury and agencies         398,194   28,152      7.07%     315,429    18,642   5.91%    368,762     22,505      6.10%
  State and political
   subdivisions (1)                  118,493   10,517      8.88%     107,774    10,325   9.58%    132,328     11,862      8.96%
  Other securities                     4,228      168      3.97%       4,556       270   5.93%      8,906        596      6.69%
Available-for-sale securities (2)    183,396    8,902      4.85%     266,370    13,974   5.25%    141,496      6,852      4.84%
Federal funds sold                    39,451    2,205      5.59%      43,437     1,756   4.04%     48,780      1,487      3.05%
Loans (net of unearned
   discount) (3) (4) (6)           2,146,967  204,397      9.52%   1,881,922   163,902   8.71%  1,675,048    150,707      9.00%
Mortgages held for sale               20,805    1,433      6.89%      33,620     2,400   7.14%     54,833      3,382      6.17%
                                  ---------- --------             ----------  --------         ----------   --------
   Total interest earning
   assets and revenue              2,927,508  256,631      8.77%   2,664,220   211,929   7.95%  2,444,952    198,224      8.11%
Other assets                         256,363                         249,064                      240,138
Less:  alowance for credit losses    (32,574)                        (28,745)                     (25,305)
                                  ----------                      ----------                   ----------
Total                             $3,151,297                      $2,884,539                   $2,659,785
                                  ==========                      ==========                   ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand - interest bearing         $654,151 $ 17,733      2.71%  $  618,929  $ 16,320   2.64%   $563,372   $ 14,553      2.58%
  Savings                            300,278   11,916      3.97%     292,908     9,515   3.25%    250,203      7,724      3.09%
  Time                             1,416,901   77,516      5.47%   1,237,205    53,435   4.32%  1,201,022     52,474      4.37%
Federal funds purchased and
  securities under
  repurchase agreements               40,845    2,084      5.10%      36,685     1,338   3.65%     35,166        982      2.79%
Other short-term borrowings (5)        4,706      299      6.35%      23,584     1,346   5.71%      2,836         88      3.10%
Long term debt                        68,452    4,909      7.17%      38,234     3,075   8.04%     35,143      2,894      8.23%
                                  ---------- --------             ----------  --------         ----------   --------
 Total interest bearing
  liabilities and expense          2,485,333  114,457      4.61%   2,247,546    85,029   3.78%  2,087,742     78,715      3.77%
Demand deposits -
  non-interest bearing               361,120                         364,451                      327,540
Other liabilities                     36,449                          31,613                       25,999
                                  ----------                      ----------                   ----------
  Total liabilities                2,882,902                       2,643,610                    2,441,281
Shareholders' equity                 268,395                         240,929                      218,504
                                  ----------                      ----------                   ----------
  Total                           $3,151,297                      $2,884,539                   $2,659,785
                                  ==========                      ==========                   ==========
Net interest revenue                         $142,174                         $126,900                      $119,509
                                             ========                         ========                      ========
Net yield on interest earning
assets                                                     4.86%                         4.76%                            4.89%
                                                           ====                          =====                            =====

1. Includes taxable equivalent adjustments of $1,411,000, $2,651,000 and $3,112,000 in 1995, 1994 and 1993, respectively, using an effective tax rate of 35%.
2. Includes taxable equivalent adjustment of $581,000, $747,000 and $591,000 in 1995, 1994 and 1993 using an effective ax rate of 35%.
3.  Includes fees on loans of $4,249,000, $3,348,000 and $3,207,000 in 1994,
    1993 and 1992, respectively.
4. Includes taxable equivalent adjustment of $597,000, $175,000 and $756,000 in 1995, 1994 and 1993, respectively, using an effective tax rate of 35%.
5. Interest expense includes interest paid on liabilities not included in averages.
6.  Non-accrual loans are immaterial for each of the years presented.

Analysis of Changes in Effective Interest Differential

Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table which follows presents an analysis of rate and volume change in net interest from 1994 to 1995 and 1993 to 1994. Changes which are not solely due to volume or rate are allocated to volume.


                                         1995 OVER 1994 - INCREASE (DECREASE)      1994 OVER 1993 - INCREASE (DECREASE)
                                         ------------------------------------      -----------------------------------
(Taxable equivalent basis)                 Volume         Rate         Total         Volume         Rate         Total
                                         ----------     -------      --------       ---------     --------    --------
                                                                   (In thousands)
INTEREST REVENUE
Due from banks - interest bearing        $   261          ($64)      $   197         ($219)      $    46         ($173)
Held-to-maturity securities:
  U.S. Government agencies                 5,851         3,659         9,510        (3,152)         (711)       (3,863)
  State and political subdivisions           951          (759)          192        (2,352)          815        (1,537)
  Other securities                           (13)          (89)         (102)         (258)          (68)         (326)
Available-for-sale securities             (4,028)       (1,044)       (5,072)        6,551           571         7,122
Federal funds sold                          (223)          672           449          (216)          485           269
Loans (net of unearned discount)          25,233        15,262        40,495        18,017        (4,822)       13,195
Mortgages held for sale                     (884)          (83)         (967)       (1,514)          532          (982)
                                         -------       -------       -------       -------       -------       -------
  Total                                   27,148        17,554        44,702        16,857        (3,152)       13,705
                                         -------       -------       -------       -------       -------       -------
INTEREST EXPENSE
Demand deposits - interest bearing           955           458         1,413         1,465           302         1,767
Savings deposits                             292         2,109         2,401         1,387           404         1,791
Time deposits                              9,831        14,250        24,081         1,563          (602)          961
Federal funds purchased and
  securities under
  repurchase agreements                      212           554           746            55           301           356
Other short-term borrowings               (1,067)            -        (1,047)        1,184            74         1,258
Long-term debt                             2,167          (333)        1,834           249           (68)          181
                                         -------       -------       -------       -------       -------       -------
  Total                                   12,390        17,038        29,428         5,903           411         6,314
                                         -------       -------       -------       -------       -------       -------
Increase (Decrease) in Effective
  Interest Differential                  $14,759       $   516       $15,274       $10,954       ($3,563)      $ 7,391
                                         =======       =======       =======       =======       =======       =======

     Investment Portfolio

Held-to-Maturity Securities

     The following table shows the amortized cost of held-to-maturity securities at December 31, 1995, 1994 and 1993:

                                          December 31
                                  ----------------------------
                                    1995      1994      1993
                                  --------  --------  --------
                                         (In thousands)
U. S. Treasury securities         $ 33,355  $ 59,793     5,142
U. S. Government agency
  securities                       293,831   376,708   252,866
Taxable obligations of states
  and political subdivisions           500     -         -
Tax exempt obligations of states
  and political subdivisions       110,830   112,915   125,093
Other securities                       787     3,416     6,552
                                  --------  --------  --------
    TOTAL                         $439,303  $552,832  $389,653
                                  ========  ========= ========

     The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                               December 31, 1995
                     ------------------------------------------------------------------
                                    U.S.
                        U.S.     GOVERMENT         STATES &                    WEIGHTED
                      TREASURY     AGENCY         POLITICAL          OTHER     AVERAGE
                     SECURITIES  SECURITIES      SUBDIVISIONS      SECURITIES   YIELD
                     ----------  ----------      ------------      ----------  --------
                                                (In thousands)
PERIOD TO MATURITY:
Maturing within
one year                $   250    $ 22,739         $  9,352          $600     6.16%
Maturing after one
year but within
five years               31,122     151,962           39,518           187     6.72%
Maturing after five
years but within
ten years                 1,983     115,448           50,685             -     7.88%
Maturing after ten
years                         -       3,682           11,775             -     8.93%
                        -------    --------         --------          ----
TOTAL                   $33,355    $293,831         $111,330          $787
                        =======    ========         ========          ====

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

     The following table shows the book value of available-for-sale securities at December 31, 1995, 1994 and 1993:

                                          December 31
                                  ----------------------------
                                    1995      1994      1993
                                  --------  --------  --------
                                         (In thousands)
U. S. Treasury securities         $ 51,241  $ 30,429  $ 73,787
U. S. Government agency
  securities                       127,488    67,607   114,295
Taxable obligations of states
  and political subdivisions         3,337     -         -
Tax exempt obligations of states
  and political subdivisions        20,000    30,234    15,409
Other securities                    37,689    65,759    71,597
                                  --------  --------  --------
      TOTAL                       $239,755  $194,029  $275,088
                                  ========  ========  ========

     The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                             December 31, 1995
                      -----------------------------------------------------------------
                                    U.S.
                        U.S.     GOVERMENT         STATES &                    WEIGHTED
                      TREASURY     AGENCY         POLITICAL          OTHER     AVERAGE
                     SECURITIES  SECURITIES      SUBDIVISIONS      SECURITIES   YIELD
                     ----------  ----------      ------------      ----------  --------
                                                (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year            $10,223    $  9,357         $ 5,929          $24,513      5.59%
Maturing after one
  year but within
  five years           38,986      76,646          13,797              256      6.49%
Maturing after five
  years but within
  ten years             2,032      18,362           2,078           12,294      7.37%
Maturing after ten
  years                     -      23,123           1,533              626      7.26%
                      -------    --------         -------          -------
TOTAL                 $51,241    $127,488         $23,337          $37,689
                      =======    ========         =======          =======

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

     Loan Portfolio

     The Company's loans are widely diversified by borrower and industry. The following table shows the composition of loans of the Company at December 31 for the years indicated.


                                               DECEMBER 31
                        ----------------------------------------------------------
                           1995        1994        1993        1992        1991
                        ---------   ----------  ----------  ----------  ----------
                                              (In thousands)
Commercial &
agricultural (1)(2)     $  223,225  $  211,988  $  203,798  $  382,233  $  359,557
Consumer & installment     695,127     633,692     510,538     501,627     474,222
Real estate mortgage     1,314,935   1,151,666   1,013,446     692,467     671,018
Lease financing            121,617      81,816      60,781      51,325      43,912
Other                       16,780      11,913      52,692      22,594      12,358
                        ----------  ----------  ----------  ----------  ----------
Total gross loans       $2,371,684  $2,091,075  $1,841,255  $1,650,246  $1,561,067
                        ==========  ==========  ==========  ==========  ==========

(1)  Including $17,338,000, $15,247,000, $15,588,000, $18,197,000
     and $17,787,000 in 1995, 1994, 1993, 1992 and 1991,
     respectively, of loans classified as agricultural.

(2)  Including $36,054,000, $29,838,000, $27,048,000, $20,364,000
     and $20,074,000 in 1995, 1994, 1993, 1992 and 1991,
     respectively, of loans secured by or relating to agricultural land.

     Maturity Distribution of Loans

     The maturity distribution of the Company's loan portfolio is one factor in management's evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of gross loans of the Company as of December 31, 1995.


                        ONE YEAR    ONE TO      AFTER
                        OR LESS   FIVE YEARS  FIVE YEARS
                        --------  ----------  ----------
                                 (In thousands)
Commercial
& agricultural          $126,872    $ 80,308    $ 16,045
Consumer & installment   194,563     477,819      22,745
Real estate mortgages    526,240     563,796     224,899
Lease financing           38,932      78,954       3,731
Other                     10,040       4,046       2,694
                        --------  ----------    --------
Total gross loans       $896,647  $1,204,923    $270,114
                        ========  ==========    ========

     Sensitivity of Loans to Changes in Interest Rates

     The interest sensitivity of the Company's loans is important in the management of effective interest differential. The Company attempts to manage the relationship between the rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest sensitivity of the Company's gross loans as of December 31, 1995.

                                    December 31, 1995
                               --------------------------
                               FIXED             VARIABLE
                               RATE                RATE
                               -----             --------
                                    (In thousands)
Loan Portfolio
     Due after one year      $1,187,421        $287,616

     Nonaccrual, Past Due and Restructured Loans

     See Note 6 of Notes to Consolidated Financial Statements on page 29 of the Company's 1995 Annual Report to Shareholders incorporated herein by reference. The aggregate principal balance of non-accrual loans was $1,592,000, $3,029,000, $4,072,000, $10,742,000 and
$11,288,000 at December 31, 1995, 1994, 1993, 1992 and 1991,
respectively. The aggregate principal balance of restructured loans was $7,000, $1,448,000, $4,018,000, $2,045,000 and $912,000 at
December 31, 1995, 1994, 1993, 1992 and 1991, respectively. Accruing loans which were contractually past due 90 days or more for years ended December 31, 1995, 1994, 1993, 1992 and 1991, amounted to
$5,148,000, $3,614,000, $4,277,000, $8,523,000 and $8,069,000,
respectively.

     The Company's policy provides that loans are placed in non-accrual status if any of the following criteria are met: (1) a loan is determined to be a loss of any amount as to principal or interest; (2) a loan has a deficiency balance; (3) receipt of notice of bankruptcy with regards to a borrower; or (4) a loan involves repossession of property and it is reasonably assumed that there will be a loss.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 1995, no loans were known to be potential problem loans.

     At December 31, 1995, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

     Summary of Loan Loss Experience

     In the normal course of business, the Company assumes risks in extending credit. The Company manages these risks through its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict loan losses with any certainty, management constantly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.

     Constant attention to the quality of the loan portfolio is achieved by a formal loan review process. Throughout this on-going process, management is advised of the condition of individual loans and of the quality profile of the entire loan portfolio. Any loan or portion thereof which is classified as "loss" by regulatory examiners or which is determined by management to be uncollectible because of such factors as the borrower's failure to pay interest or principal, the borrower's financial condition, economic conditions in the borrower's industry, or the inadequacy of underlying collateral, is charged off.

     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The breakdown of the allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future losses.

     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:




                                          1995                          1994                           1993
                                          ----                          ----                           ----
                              ALLOWANCE         % OF         ALLOWANCE         % OF         ALLOWANCE         % OF
                                 FOR          LOANS TO          FOR          LOANS TO          FOR          LOANS TO
                             CREDIT LOSS     TOTAL LOANS    CREDIT LOSS     TOTAL LOANS    CREDIT LOSS     TOTAL LOANS
                           ----------------  -----------  ----------------  -----------  ----------------  -----------
                                                                  (In thousands)
Commercial & agricultural       $3,290           9.41%        $ 3,100          10.14%        $ 3,020           11.07%
Consumer & installment          10,413          29.31%          9,350          30.30%          7,620           27.73%
Real estate mortgage            19,500          55.44%         17,090          55.08%         16,123           55.04%
Lease financing                  1,433           5.13%          1,290           3.91%            705            3.30%
Other                                -           0.71%              -           0.57%              -            2.86%
                               -------         -------        -------         -------        -------          -------
TOTAL                          $34,636         100.00%        $30,830         100.00%        $27,468          100.00%
                               =======         =======        =======         =======        =======          =======
                                            1992                           1991
                                      ----------------               ----------------
                                  ALLOWANCE         % OF         ALLOWANCE         % OF
                                     FOR          LOANS TO          FOR          LOANS TO
                                 CREDIT LOSS     TOTAL LOANS    CREDIT LOSS     TOTAL LOANS
                               ----------------  -----------  ----------------  -----------
                                                      (In thousands)
Commercial & agricultural          $ 5,550           23.16%       $ 4,855           23.03%
Consumer & installment               7,355           30.40%         6,420           30.38%
Real estate mortgage                10,426           41.96%         9,325           42.99%
Lease financing                        785            3.11%           506            2.81%
Other                                    -            1.37%             -            0.79%
                                   -------          -------       -------          -------
TOTAL                              $24,116          100.00%       $21,106          100.00%
                                   =======          =======       =======          =======

     The following table sets forth certain information with respect to the Company's loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 1995.

                              1995        1994        1993        1992        1991
                           ----------  ----------  ----------  ----------  ----------
                                                 (In thousands)
LOANS
Average loans for the
  period                   $2,146,967  $1,881,922  $1,675,048  $1,550,745  $1,451,562
                           =========   ==========  ==========  ==========  ==========
ALLOWANCE FOR CREDIT
  LOSSES
Balance, beginning
  of period                    30,830      27,468      24,116      21,106      19,479
Loans charged off:
Commercial & agricultural        (448)     (1,479)       (374)     (1,662)     (2,139)
Consumer & installment         (3,550)     (3,146)     (5,030)     (5,214)     (5,090)
Real estate mortgage             (715)     (1,217)     (2,128)     (4,810)     (2,782)
Lease financing                    (1)        (19)       (144)       (169)       (175)
                           ----------  ----------  ----------  ----------  ----------
Total loans charged off        (4,714)     (5,861)     (7,676)    (11,855)    (10,186)
                           ----------  ----------  ----------  ----------  ----------
Recoveries:
Commercial & agricultural          99       1,539         169         348         293
Consumer & installment          1,084       1,271       1,326       1,409       1,283
Real estate mortgage              366         412         325         169         427
Lease financing                    18          55         176          96          48
                           ----------  ----------  ----------  ----------  ----------
Total recoveries                1,567       3,277       1,996       2,022       2,051
                           ----------  ----------  ----------  ----------  ----------
Net charge-offs                (3,147)     (2,584)     (5,680)     (9,833)     (8,135)
Provision charged to
  operating expense             6,206       5,946       9,032      12,843       9,446
Acquisitions                      747                                             316
                           ----------  ----------  ----------  ----------  ----------
Balance, end of period     $   34,636  $   30,830  $   27,468  $   24,116  $   21,106
                           ==========  ==========  ==========  ==========  ==========
RATIOS
Net charge-offs to
  average loans                  0.15%       0.14%       0.34%       0.63%       0.56%
                           ==========  ==========  ==========  ==========  ==========

     Deposits

     Deposits represent the principal source of funds for the Company. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company's assessment of the stability of its funds sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential.

     The following table shows the classification of deposits on an average basis for the three years ended December 31, 1995.


                                         YEARS ENDED DECEMBER 31
                      -------------------------------------------------------------
                            1995                 1994                 1993
                      -------------------------------------------------------------
                       Average    Average   Average    Average   Average    Average
                        Amount     Rate      Amount     Rate      Amount     Rate
                      ----------  -------  ----------  -------  ----------  -------
                                          (Dollars in thousands)
Non-interest bearing
demand deposits       $  361,120       -   $  364,451       -   $  327,540       -

Interest bearing
demand deposits          654,151    2.35%     618,929    2.64%     563,372    2.58%

Savings                  300,278    4.76%     292,908    3.25%     250,203    3.09%

Time                   1,416,901    5.47%   1,237,205    4.32%   1,201,022    4.37%
                      ----------           ----------           ----------
TOTAL DEPOSITS        $2,732,450           $2,513,493           $2,342,137
                      ==========           ==========           ==========

     Time deposits of $100,000 and over including certificates of deposits of $100,000 and over at December 31, 1995, had maturities as follows:

                                              DECEMBER 31, 1995
                                              -----------------
                                               (In thousands)
Three months or less                             $ 98,934
Over three months through six months              107,598
Over six months through twelve months              60,524
Over twelve months                                 67,859
                                                 --------
                   TOTAL                         $334,915
                                                 ========

Return on Equity and Assets

     Return on average common equity, average assets, and the dividend payout ratio are based on net income for the three years ended December 31, 1995, as presented below:

                                               YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                           1995          1994          1993
                                           ----          ----          ----
       Return on average equit             13.23%        12.75%        15.07%
       Return on average asset              1.13          1.07          1.24
       Dividend payout ratio               34.37         32.69         25.70



     The Company's average equity as a percent of average assets was 8.52%, 8.35% and 8.22% for 1995, 1994 and 1993, respectively.

     Short-Term Borrowings

     See Note 9 of Notes to Consolidated Financial Statements on page 9 of the Company's 1995 Annual Report to Shareholders incorporated herein by reference.

Item 2. - Properties

     The physical properties of the Registrant are held in its subsidiaries as follows:

     a.

            Bank of Mississippi - The main office of the BOM is located at One Mississippi Plaza in the central business district of Tupelo in a seven-floor modern glass, concrete, and steel office building owned by BOM. BOM occupies approximately 75% of the rentable space in the building with the remainder leased to various unaffiliated tenants.

            BOM owns 68 of its 90 branch banking facilities. The remaining 22 branch banking facilities are occupied under leases varying in length from one to 12 years. BOM also owns several buildings in the Hattiesburg, Mississippi, area (which provide space for certain of BOM's Southern Region activities including warehouse requirements, mortgage lending, trust services, lease servicing and central operations), an operations center near the Tupelo Municipal Airport (which provides operational support for VOL and LFSL as well), and an office building in downtown Jackson, Mississippi (which has approximately 86,000 square feet of space, of which BOM uses approximately two-thirds for banking activities while leasing or holding for lease the remaining 28,000 square feet).

            BOM considers all its buildings and leased premises to be in good condition. BOM also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by BOM are not material.

     b. Volunteer Bank - The main office of VOL is located at One Jackson Place in the central business district of Jackson, Tennessee in a building owned by VOL.

            VOL owns 20 of its 31 branch banking facilities. The remaining 11 branch banking facilities are occupied under leases varying in length from one to 30 years.

            VOL considers all its building and leased premises to be in good condition. VOL also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by VOL are not material.

      c. LFSL - The main office of LFSL is located at 317 5th Avenue in the central business district of Laurel, Mississippi in a building owned by LFSL.

            LFSL owns its other seven branch locations and considers all its buildings to be in good condition.

      d.    Personal Finance Company - This wholly-owned subsidiary of
            BOM occupies 36 leased offices, with the unexpired terms varying in length from one to six years. The average size of these leased offices is approximately 1,000 square feet with average annual rent of approximately $8,000. All these premises are considered to be in good condition.

      e. TC Finance, Inc.- This wholly-owned subsidiary of VOL occupies 7 leases offices with the unexpired terms varying in length from one to five years.


Item 3. - Legal Proceedings

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, after consultation with outside legal counsel, the outcome of these actions should not have a material adverse effect on the financial condition of the Company and its subsidiaries, taken as a whole.

Item 4. - Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 1995.

PART II

Item 5. - Market for the Registrant's Common Stock and Related
          Stockholder Matters

Market for Common Stock

     The common stock of the Company trades on The Nasdaq Stock Market under the symbol BOMS. The following table sets forth the range of closing sale prices of the Company's common stock as reported on The Nasdaq Stock Market. The prices have been restated to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend paid November 20, 1995.




        1995:                                  High    Low
                                             -------  ------
               4th quarter                   $23.875  $20.25
               3rd quarter                    20.875   19.375
               2nd quarter                    20.00    18.00
               1st quarter                    18.00    16.25


        1994:
               4th quarter                   $17.125  $15.50
               3rd quarter                    18.125   17.00
               2nd quarter                    16.625   14.50
               1st quarter                    16.50    14.50


Holders of Record

     As of February 29, 1996, there were 7,357 shareholders of record of the Company's common stock.

Dividends

     The Company declared cash dividends totaling $0.62 per share during 1995, $0.555 during 1994 and $0.54 during 1993. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

Item 6. - Selected Financial Data

     The information under the caption "Selected Financial
Information" on page 11 of the Company's 1995 Annual Report to
Shareholders is incorporated herein by reference. The Company's long-term debt at December 31, 1995, totaled $73,624,000, at December 31, 1994, totaled $67,416,000, at December 31, 1993, totaled
$32,541,000, at December 31, 1992, totaled $33,309,000 and totaled
$39,896,000 at December 31, 1991.

Item 7. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 20 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8. - Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries, the report of independent auditors thereon, and the quarterly data (unaudited), appearing in the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

        Consolidated Balance Sheets on page 21.
        Consolidated Statements of Income on page 22.
        Consolidated Statements of Shareholders' Equity on page 23. Consolidated Statements of Cash Flows on page 24.
        Notes to Consolidated Financial Statements on pages 25 through 39. Report of Independent Auditors on page 40.
        Summary of Quarterly Results (Unaudited) on page 12.

Item 9. - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. - Directors and Executive Officers of the Registrant

     Information concerning the directors and nominees of the Company appears under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference.

Executive Officers of Registrant

     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.




       Name                          Offices Held                   Age
       ----                          ------------                   ---
 Aubrey Burns Patterson              Chairman of the Board of       53
                                     Directors and Chief
                                     Executive Officer
                                     of the Company and Bank
                                     of Mississippi; Director of
                                     the Company; Director of
                                     Volunteer Bank

Charles J. McKee                     Executive Vice President       64
                                     of the Company; Vice
                                     Chairman, Lending,
                                     Bank of Mississippi;
                                     Director of Bank of
                                     Mississippi and Volunteer

L. Nash Allen, Jr.                   Treasurer, and Chief           51
                                     Financial Officer of
                                     the Company; Executive
                                     Vice President, Bank of
                                     Mississippi, Director of
                                     Laurel Federal Savings and
                                     Loan Association

 Kenneth R. Wilburn                  Executive Vice President,      49
                                     Loan Administration
                                     of the Company and
                                     Bank of Mississippi



Harry R. Baxter                      Executive Vice President        51
                                     and Director of Marketing
                                     of the Company and Bank of
                                     Mississippi Director of
                                     Laurel Federal Savings and
                                     Loan Association

Gary R. Harder                       Senior Vice President,          51
                                     Audit and Loan Review of
                                     the Company and Bank of
                                     Mississippi

Michael W. Weeks                      Chairman of the Board of       47
                                     Directors and Chief Executive
                                     Officer of Volunteer Bank;
                                     Executive Vice President of
                                     the Company


        None of the executive officers of the Company are related by blood, marriage, or adoption. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.

        Mr. Patterson served as President of the Bank of Mississippi from 1983 until April 1990 when he was named Chief Executive Officer of the Bank of Mississippi and the Company. He has served as Chairman of the Board and Chief Executive Officer of the Bank of Mississippi and the Company since April 1993. Following the merger with VBS on August 31, 1993, he served as a director of VBS and he has served as a director of Volunteer Bank since its formation on December 31, 1993.

        Mr. McKee has served as Vice Chairman and as Executive Vice President of the Bank of Mississippi during the last five years and as Executive Vice President of the Company since April, 1986. He has served as a director of Bank of Mississippi since 1993, as a director of VBS from August 31 to December 31, 1992, and as a director of Volunteer Bank since its formation on December 31, 1992.

        Mr. Allen has served as Senior Vice President and Executive Vice President of the Bank of Mississippi during the past five years. He has served as Treasurer of the Company during this same period. He has served as a director of Laurel Federal Savings and Loan Association since its acquisition on March 31, 1995.

        Mr. Wilburn served as Senior Vice President-Loan Administration, Bank of Mississippi, until January 1988, when his designation was changed to Executive Vice President-Loan

Administration. Since October 1992, he has also served as Executive Vice President of the Company.

        Mr. Baxter joined the Bank of Mississippi in July 1986, as Senior Vice President and Director of Marketing. He was named Executive Vice President and Director of Marketing in August 1989. Since October 1992, he has also served as Executive Vice President of the Company. He has served as a director of Laurel Federal Savings and Loan Association since its acquisition on March 31, 1995.

        Mr. Harder served as First Vice President and Senior Vice
President-Loan Review, Bank of Mississippi during the last five years. Since October, 1992 he has also served as First Vice President and then Senior Vice President of the Company.

        Mr. Weeks served as Vice-Chairman of the Board and Chief Executive Officer of Volunteer Bank from January 24, 1995 to March 16, 1995 when he was named Chairman of the Board and Chief Executive Officer of Volunteer Bank. He has served as Executive Vice President of the Company since January 17, 1995. Prior to his employment by the Company, Mr. Weeks served as a partner in the accounting firm of KPMG Peat Marwick LLP.

Item 11. - Executive Compensation

        Information concerning the remuneration of executive officers of the Company appears under the caption "Executive Compensation" on pages 7 through 13 of the Company's definitive Proxy Statement for its 1996 annual meeting , and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption "Compensation of Directors" on page 4 of the Company's definitive Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

        Information concerning the security ownership of certain beneficial owners and directors and executive officers of the Company appears under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 of the Company's definitive Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

        Information concerning certain relationships and related transactions with management and others appears under the caption "Certain Relationships and Related Transactions" on page 15 of the Company's definitive Proxy Statement for its 1996 annual meeting, and is incorporated herein by reference.

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a) 1. Consolidated Financial Statements:

              The following have been incorporated herein from the Company's 1995 Annual Report to Shareholders:
              -Report of Independent Auditors
              -Consolidated balance sheets as of December 31, 1995, and 1994. -Consolidated statements of income for the three years ended
               December 31, 1995.
              -Consolidated statements of shareholders' equity for the
               three years ended December 31, 1995.
              -Consolidated statements of cash flows for the three years ended
               December 31, 1995.
              -Notes to consolidated financial statements for the three years ended December 31, 1995.


(a) 2. Consolidated Financial Statement Schedules:

              All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3. Exhibits:

              (3) (a) Articles of incorporation, as amended. (1)
                  (b) Bylaws. (2)
              (4) (a) Specimen Common Stock Certificate. (3)
                  (b) The Company has outstanding certain long-term debt. None of such debt exceeds 10% of the total assets of the Company and its consolidated subsidiaries. Copies of instruments defining the rights of holders of the debt will be furnished to the Securities and Exchange Commission upon request.

              (10)(a) Stock Bonus Agreement between Bancorp of Mississippi,
                      Inc., and Aubrey B. Patterson, Jr., dated November 6, 1987, and Escrow Agreement between Bank Mississippi and Aubrey B. Patterson, Jr., dated November 6, 1987. (4)(8)
                  (b) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (5)(8)

                  (c) 1994 Stock Incentive Plan. (3)(8)
                  (d) 1995 Non-Qualified Stock Option Plan for Non-Employee
                      Directors. (3)(8)
                  (e) Stock Bonus Agreement between BancorpSouth, Inc. and
                      Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks dated January 17, 1995 (8)
              (11)    Statement re computation of per share earnings.

              (13)(a) Managements' Discussion and Analysis of Financial
                      Condition and Results of Operations on pages 13 through
                      20 of the 1995 Annual Report to Shareholders. (6)
                  (b) Consolidated Financial Statements and Notes thereto and
                      Independent Auditors Report on pages 21 through 40 of
                      the 1995 Annual Report to Shareholders. (6)
                  (c) Summary of Quarterly Results on page 12 of the 1995
                      Annual Report to Shareholders. (6)
                  (d) Selected Financial Information on page 11 of the 1995
                      Annual Report to Shareholders. (6)
              (21)    Subsidiaries of the Registrant.
              (23)    Consent of Independent Accountants.
              (27)    Financial Data Schedule. (SEC use only)
              (28) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (7)(8)
     (1) Filed as exhibits 3.1 and 3.2 to the Company's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
     (2) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1985 (file number 0-10826), and incorporated by reference thereto.
     (3) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 (file number 0-10826), and incorporated by reference thereto.
     (4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1987 (file number 0-10826), and incorporated by reference thereto.
     (5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
     (6) Furnished for the information of the Commission only and not deemed "filed" as part of this Report on Form 10-K except for those portions which are specifically incorporated herein by reference.
     (7) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
     (8)  Compensatory plans or arrangements.

               (b) Reports on Form 8-K:


                   No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                 SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BancorpSouth, Inc.


                                            /s/ Aubrey Burns Patterson
DATE:  March 27, 1996                       -----------------------------
                                            Aubrey Burns Patterson
                                            Chairman of the Board
                                            and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         Chairman of the Board, Chief Executive
/s/ Aubrey Burns Patterson               Officer (Principal Executive Officer)
- -----------------------------            and Director          March 27, 1996
Aubrey Burns Patterson

/s/ L. Nash Allen, Jr.                   Treasurer (Principal Financial and
- -----------------------------            Accounting Officer)   March 27, 1996
L. Nash Allen, Jr.

                                         Director              March   , 1996
- -----------------------------
S. H. Davis

                                         Director              March   , 1996
- -----------------------------
Hassell Franklin

/s/ J. Luis Griffin, Jr.                 Director              March 27, 1996
- -----------------------------
J. Louis Griffin, Jr.

/s/ W. G. Holliman, Jr.                  Director              March 27, 1996
- -----------------------------
W. G. Holliman, Jr.

/s/ Douglas Jumper                       Director              March 27, 1996
- -----------------------------
Douglas Jumper

/s/ Turner O. Lashlee                    Director              March 27, 1996
- -----------------------------
Turner O. Lashlee

/s/ Alan W. Perry
- -----------------------------            Director              March 27, 1996
Alan W. Perry


/s/ Frank A. Riley
- -----------------------------            Director              March 27, 1996
Frank A. Riley


/s/ Travis E. Staub
- -----------------------------            Director              March 27, 1996
Travis E. Staub


/s/ Andrew R. Townes, DDS
- -----------------------------            Director              March 27, 1996
Andrew R. Townes, DDS


/s/ Lowery A. Woodall
- -----------------------------            Director              March 27, 1996
Lowery A. Woodall
















29