Form 10-Q
period 1996-03-31
BANCORPSOUTH INC
filed 1996-05-15
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10Q


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    March 31, 1996

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

On March 31, 1996, the registrant had outstanding 21,008,526 shares of common stock, par value $2.50 per share.

                              BANCORPSOUTH, INC.

                                   CONTENTS

                                                            PAGE

PART I.    Financial Information

       ITEM 1.      Financial Statements (unaudited)



                Consolidated Condensed Balance Sheets
                March 31, 1996, and December 31, 1995................     3

                Consolidated Condensed Statements of Income
                Three Months Ended March 31, 1996 and 1995...........     4

                Consolidated Condensed Statements of Cash Flows
                Three Months Ended March 31, 1996 and 1995...........     5

                Notes to Consolidated Condensed Financial Statements.     6

       ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations........     7

PART II. Other Information

       ITEM 6.  Exhibits and Reports on Form 8-K ....................     11

                                     PART I
                              FINANCIAL INFORMATION

                                 BANCORPSOUTH, INC.
                      Consolidated Condensed Balance Sheets
                                    (Unaudited)
                                  (In Thousands)
                                                       March 31    December 31
                                                          1996         1995
ASSETS
Cash and due from banks                                   $148,159     $149,923
Interest bearing deposits with other banks                  13,559       15,892
Held-to-maturity securities, at amortized cost             462,069      439,303
Federal funds sold                                          47,050       35,450
Loans                                                    2,421,360    2,371,684
  Less:  Unearned discount                                  77,514       76,518
            Allowance for credit losses                     35,438       34,636
Net loans                                                2,308,408    2,260,530
Available-for-sale securities                              254,885      239,755
Mortgages held for sale                                     43,900       25,168
Premises and equipment, net                                 82,225       81,240
Other assets                                                57,977       54,767
TOTAL ASSETS                                            $3,418,232   $3,302,028

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                           $392,821     $393,417
                  Interest bearing                         697,759      665,313
  Savings                                                  352,575      333,436
  Time                                                   1,510,285    1,471,446
Total deposits                                           2,953,440    2,863,612
Federal funds purchased and securities
   sold under repurchase agreements                         40,884       35,848
Long-term debt                                              82,508       73,624
Other liabilities                                           48,335       40,849
TOTAL LIABILITIES                                        3,125,167    3,013,933
SHAREHOLDERS' EQUITY
Common stock                                                52,792       52,764
Capital surplus                                             84,392       84,391
Unrealized gain on
  available-for-sale securities                              1,543        2,480
Retained earnings                                          155,372      149,494
Less cost of shares held in treasury                        (1,034)      (1,034)
TOTAL SHAREHOLDERS' EQUITY                                 293,065      288,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $3,418,232   $3,302,028

See accompanying notes to consolidated condensed financial statements.

                                BANCORPSOUTH, INC.
                    Consolidated Condensed Statements of Income
                                   (Unaudited)
                    (In thousands except for per share amounts)
                                                           Three months ended
                                                                 March 31
                                                           1996         1995
INTEREST REVENUE:
Interest & fees on loans                                  $54,509       $46,787
Deposits with other banks                                     231           146
Interest on federal funds sold                                607           395
Interest on held-to-maturity securities:
  U. S. Treasury                                              605           977
  U. S. Government agencies & corporations                  5,026         6,305
  Obligations of states & political subdivisions            1,763         1,877
  Other                                                        18           160
Interest and dividends on available-for-sale
                          securities                        3,623         1,859
Interest on mortgages held for sale                           432           162
  Total interest revenue                                   66,814        58,668
INTEREST EXPENSE:
Interest on deposits                                       28,707        23,866
Interest on federal funds purchased & securities
  sold under repurchase agreements                            455           466
Other interest expense                                      1,396         1,276
  Total interest expense                                   30,558        25,608
  Net interest revenue                                     36,256        33,060
Provision for credit losses                                 1,444         1,298
  Net interest revenue, after provision for
    credit losses                                          34,812        31,762
OTHER REVENUE:
  Mortgage lending                                          1,290           906
Trust income                                                  587           465
Service charges                                             4,079         3,704
Security gains (losses), net                                  221           (15)
Life insurance income                                         933           746
Other                                                       1,746         1,879
  Total other revenue                                       8,856         7,685
OTHER EXPENSES:
Salaries and employee benefits                             15,699        14,044
Occupancy, net                                              2,033         2,049
Equipment                                                   2,317         1,812
Deposit insurance premiums                                    211         1,316
Other                                                       9,406         8,602
  Total other expenses                                     29,666        27,823
  Income before income taxes                               14,002        11,624
Income tax expense                                          4,553         3,719
  Net income                                               $9,449        $7,905

  Net income per share                                      $0.45         $0.38
  Dividends declared per share                              $0.17         $0.15

See accompanying notes to consolidated condensed financial statements.

                                BANCORPSOUTH, INC.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)
                                                         Three Months Ended
                                                            March 31
                                                           1996         1995
Net cash provided(used) by operating activities            ($5,721)     $12,039

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                               38,736        7,328
Proceeds from calls and maturities of
  available-for-sale securities                             53,378       74,872
Proceeds from sales of
  available-for-sale securities                                176           -
Purchases of held-to-maturity securities                   (61,057)      (6,912)
Purchases of available-for-sale securities                 (69,668)     (65,193)
Net increase in short-term
  investments                                              (11,600)     (45,825)
Net increase in loans                                      (48,571)     (38,376)
Purchases of premises and equipment                         (3,642)      (4,436)
Other                                                       (1,607)      (4,887)

Net cash used by investing activities                     (103,855)     (83,429)

Financing activities:
Net increase in deposits                                    89,828      111,708
Net increase (decrease) in short-term
  borrowings and other liabilities                          10,305      (28,139)
Increase (decrease) in long-term debt                        8,884       (1,284)
Payment of cash dividends                                   (3,566)      (2,579)
Issuance of common stock                                        28          421
Purchase of stock warrants                                      -            (6)

Net cash provided by financing activities                  105,479       80,121

Increase (decrease) in cash and cash
  equivalents                                               (4,097)       8,731
Cash and cash equivalents at beginning of
  period                                                   165,815      144,693
Cash and cash equivalents at end of period                $161,718     $153,424

See accompanying notes to consolidated condensed financial statements

                              BANCORPSOUTH, INC.
             Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)


     1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     2. The computation of net income per share is based upon the weighted average number of common shares outstanding (21,230,110 and 20,924,253 for the three months ended March 31, 1996 and 1995, respectively).

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a bank and thrift holding company and the parent of Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal Savings and Loan Association ("Laurel"). This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 1996 and 1995.


     RESULTS OF OPERATIONS

     Net Income

         The Company's net income for the first quarter of 1996 was $9.45 million, an increase of 19.5% from $7.91 million in the first quarter of 1995. Net income per common share for the first quarter of 1996 was $0.45, an increase of 18.4% from $0.38 for the same period in 1995. The annualized returns on average assets for the first quarter of 1996 and 1995 were 1.13% and 1.05%, respectively.

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

          Net interest revenue was $37.2 million for the three months ended March 31, 1996, compared to $34.1 million for the same period in 1995. Earning assets averaged $3.08 billion in the first quarter of 1996, compared with $2.79 billion in the respective period in 1995. Average interest-bearing liabilities were $2.63 billion in the first quarter of 1996, compared with $2.34 billion for the same period of 1995.

          Net interest revenue, expressed as a percentage of average earning assets, was 4.86% for the first quarter of 1996, as compared to 4.95% for the same period of 1995. This decrease in net interest margin is primarily due to the fact that the average rate paid on interest-sensitive liabilities rose at a faster pace than did the average yield earned on interest-earning assets.

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

          The provision for credit losses totaled $1.44 million for the first quarter of 1996, compared to $1.30 million for the same period of 1995. This increase is due to the growth in the Company's loan portfolio. The allowance for credit losses as a percent of loans outstanding was 1.51% at the end of the first quarter 1996 and at December 31, 1995.


     Other Revenue

         Other revenue for the quarter ended March 31, 1996 totaled $8.86 million, compared to $7.69 million for the same period of 1995, a 15.2 % increase. Mortgage lending revenue of $1,290,000 was reported in the first quarter of 1996, compared to $906,000 in the same period of 1995. Trust income and life insurance income showed modest increases. Service charges on deposit accounts increased 10.1%. Net security gains were $221,000 in first quarter 1996 compared to a net loss of $15,000 in 1995.


     Other Expenses

          Other expenses totaled $29.67 million for the first quarter of 1996, a 6.6 % increase over 1995's expense for the same period. Occupancy expense showed a modest decrease for the first quarter compared to prior year. Deposit insurance was $211,000 for the quarter ended March 31, 1996 compared to $1,316,000 for the same period last year. The decrease is the result of lower assessment rates for 1996 for the Company's deposits in the Bank Insurance Fund (BIF). The Company's deposits in the Saving Association Insurance Fund (SAIF) will continue to experience assessments for 1996 at the same rate as 1995. Expense of $1,134,000 related to outstanding stock appreciation rights is included in other expense for the first quarter of 1996 compared to expense of $280,000 for the same quarter of 1995. The components of other expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

     Income Tax

          Income tax expense was $4.55 million for the first quarter of 1996 (an effective tax rate of 32.5%) and $3.71 million for the first quarter 1995 (an effective tax rate of 32.0%). This increase resulted from a decrease in the relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment. The Company's taxable net income continues to increase.

     FINANCIAL CONDITION

     Loans

          The loan portfolios of the Company's bank and thrift subsidiaries make up the largest single component of the Company's earning assets. The portfolio, net of unearned discount, totaled $2.34 billion at March 31, 1996, which represents a 2.1% increase from $2.30 billion at December 31, 1995. Non-performing loans were 0.53 % of all loans outstanding at March 31, 1996 compared to 0.41% at December 31, 1995.

     Securities and Other Earning Assets

          The securities portfolios are used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 1996 were $462.1 million, compared with $439.3 million at the end of 1995, a 5.2% increase. Available-for-sale securities were $254.9 million at March 31, 1996, compared to $239.8 million at December 31, 1995, a 6.3% increase.

     Deposits

         Total deposits at the end of the first quarter were $2.95 billion as compared to $2.86 billion at December 31, 1995, representing a 3.1% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.

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



     CAPITAL RESOURCES

         The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At March 31, 1996, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was 11.85% and 13.70%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.39 % at March 31, 1996, compared to the required minimum leverage capital ratio of 3%.

         The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

                                    PART II
                               OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



     (b)  Reports on Form 8-K:



           No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BancorpSouth, Inc.

                                            (Registrant)



     DATE:  May 14, 1996          ____________________________________
                                   L. Nash Allen, Jr.
                                   Treasurer and
                                   Chief Financial Officer