Form 10-K/A
period 1995-12-31
BANCORPSOUTH INC
filed 1996-06-28
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995 or


[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______________ to _______________

Commission file number 0-10826

                               BancorpSouth, Inc.
             (Exact name of registrant as specified in its charter)

         Mississippi                                    64-0659571
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

       One Mississippi Plaza                                            38801
        Tupelo, Mississippi                                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code          (601) 680-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
- -------------------                                     ------------------------
      NONE                                                        NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $2.50 PAR VALUE
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II of this Report.

                  Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders held April 23, 1996 are incorporated by reference into Part III of this Report.

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1. Consolidated Financial Statements:
             The following have been incorporated herein from the Company's 1995 Annual Report to Shareholders:

             -Report of Independent Auditors
             -Consolidated balance sheets as of December 31, 1995 and 1994 -Consolidated statements of income for the three years ended
              December 31, 1995
             -Consolidated statements of shareholders' equity for the three years ended December 31, 1995
             -Consolidated statements of cash flows for the three years ended
              December 31, 1995
             -Notes to consolidated financial statements for the three years ended December 31, 1995

             The following are filed herewith:

             -BancorpSouth, Inc. Salary Deferral-Profit Sharing Employee Stock
              Ownership Plan Financial Statements and Schedules, December 31, 1995 and 1994.
             -Consent of KPMG Peat Marwick LLP

                          INDEPENDENT AUDITORS' REPORT


The Employee Compensation and Fringe Benefit Committee
BancorpSouth, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Stock Ownership Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for the three-year period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Ownership Plan at December 31, 1995 and 1994, and the changes in net assets available for plan benefits for the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

May 13, 1996

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           DECEMBER 31, 1995 AND 1994


                                                        1995          1994
                                                        ----          ----
INVESTMENTS (NOTE 3):
  Investments in common trust funds:
     Bank of Mississippi Equity Fund                 $ 2,601,809    1,895,945
     Bank of Mississippi Income Fund                   1,931,515    1,861,528
  Common stock of BancorpSouth, Inc.                  39,070,026   30,413,007
  U.S. Government and agency obligations               1,245,143      948,897
  Certificates of deposit                                660,614      855,000
  Participant loans                                      112,768      121,131
                                                     -----------   ----------
                                                      45,621,875   36,095,508
Accrued interest and dividends receivable                322,872      291,469
Cash in interest-bearing deposit accounts and
     money market accounts                               536,587      521,477
                                                     -----------   ----------

             NET ASSETS AVAILABLE FOR PLAN BENEFITS  $46,481,334   36,908,454
                                                     ===========   ==========

See accompanying notes to financial statements.

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

        STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                     1995        1994        1993
                                                     ----        ----        ----
Investment income:
   Net appreciation in fair value of
    investments (note 3)                         $ 6,510,598     632,946   3,250,645
   Interest                                          120,366     117,600     118,602
   Dividends                                       1,166,964     982,127     767,383
                                                 -----------  ----------  ----------
               TOTAL INVESTMENT INCOME             7,797,928   1,732,673   4,136,630
                                                 -----------  ----------  ----------
Contributions:
  Employer                                         1,463,085   1,387,056   1,243,687
  Employee - salary deferral                       2,172,287   1,969,113   1,822,296
  ESOP rollover (note 6)                                   -           -     146,698
                                                 -----------  ----------  ----------
               TOTAL CONTRIBUTIONS                 3,635,372   3,356,169   3,212,681
                                                 -----------  ----------  ----------
                                                  11,433,300   5,088,842   7,349,311

Benefits paid to participants                      1,860,420   1,485,454   1,356,225
                                                 -----------  ----------  ----------
               NET INCREASE                        9,572,880   3,603,388   5,993,086

Net assets available for plan benefits:
  Beginning of year                               36,908,454  33,305,066  27,311,980
                                                 -----------  ----------  ----------

  End of year                                    $46,481,334  36,908,454  33,305,066
                                                 ===========  ==========  ==========


See accompanying notes to financial statements.

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994


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

       (B)    CONTRIBUTIONS

              Plan participants contribute to the Plan by electing to defer one percent or more of their current compensation, in whole percentages, up to the maximum allowable by law. The Company matches amounts contributed by the participants to the Plan up to 5 percent of annual compensation.

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

       (E)    PARTICIPANTS' ACCOUNTS

              Two separate accounts are maintained for each participant. All amounts contributed by the participant together with earnings thereon, forfeiture allocations, and other adjustments are maintained in an "employee deferral account.O Matching amounts contributed by the Company are maintained in a separate "employer contribution account" together with similar adjustments.

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

                                                               1995                                        1994
                                              --------------------------------------     ---------------------------------------
                                              NUMBER OF                                  NUMBER OF
                                              SHARES OR                                  SHARES OR
                                              PRINCIPAL                                  PRINCIPAL
                                               AMOUNT          COST       FAIR VALUE      AMOUNT       COST            FAIR VALUE
                                               ------          ----       ----------      ------       ----            ----------
FUND A:
  Common stock - BancorpSouth, Inc.            1,929,384    $23,288,480    39,070,026    1,772,634   $19,022,319      30,413,007
  Participant loans                                    -        112,768       112,768            -       121,131         121,131
                                                            -----------    ----------                -----------      ----------
                                                             23,401,248    39,182,794                 19,143,450      30,534,138
                                                            -----------    ----------                -----------      ----------
FUND B:
  U.S. Government Securities:
     Treasury notes                              320,000        320,962       330,850      320,000       320,962         306,002
  U.S. Government Agencies:
     Federal Farm Credit Bank notes              200,000        200,397       206,605            -             -               -
     Federal Home Loan Bank notes                250,000        250,007       252,265      300,000       298,148         296,094
     Federal National Mortgage Association       450,000        451,915       455,423      200,000       201,598         186,500
     Student Loan Marketing Association                -              -            -       160,000       157,603         160,301
  Time deposits:
     Bank of Mississippi certificates of
       deposit                                   480,614        480,614       480,614      675,000       675,000         675,000
     Other certificates of deposit               180,000        180,000       180,000      180,000       180,000         180,000
                                                            -----------    ----------                -----------      ----------

                                                              1,883,895     1,905,757                  1,833,311       1,803,897
                                                            -----------    ----------                -----------      ----------
FUND C:
  Common trust funds:
     Bank of Mississippi income fund             106,233      1,390,279     1,931,515      121,599     1,570,111       1,861,528
     Bank of Mississippi equity fund              16,603        564,128     1,488,297       19,588       659,011       1,254,061
                                                            -----------    ----------                -----------      ----------
                                                              1,954,407     3,419,812                  2,229,122       3,115,589
                                                            -----------    ----------                -----------      ----------
FUND E:
  Common trust funds:
     Bank of Mississippi equity fund              12,422        767,552     1,113,512       10,026       587,758         641,884
                                                            -----------    ----------                -----------      ----------
         TOTAL INVESTMENTS                                  $28,007,102    45,621,875                $23,793,641      36,095,508
                                                            ===========    ==========                ===========      ==========

                                 (Continued)

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS



       The Plan's investments, including investments bought, sold, and held during the year appreciated (depreciated) in fair value during the years ended DecemberE31, 1995, 1994 and 1993, respectively, as follows:



                                                         1995       1994        1993
                                                         ----       ----        ----

       NET APPRECIATION (DEPRECIATION) IN FAIR VALUE:
          Common Trust Funds                           $1,057,099   (56,725)   301,552
          Common stock of BancorpSouth, Inc.            5,396,989   744,584  2,956,126
          U.S. Government and agency obligations           56,510   (54,913)    (7,033)
                                                       ----------  --------  ---------
               NET APPRECIATION IN FAIR VALUE          $6,510,598   632,946  3,250,645
                                                       ==========  ========  =========


       The Company had a two-for-one stock split during 1995. Information relating to share data has been retroactively adjusted to reflect this stock split.

(4)    PARTICIPANT-DIRECTED INVESTMENT PROGRAMS

       Net assets available for benefits at December 31, 1995 and 1994 and changes in net assets available for plan benefits by investment fund for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                                              1995
                                                                           ----------
                                                        NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                                  ---------------------------------------------------------------------
                                                    FUND A       FUND B     FUND C      FUND D     FUND E      TOTAL
                                                  -----------   ---------  ---------  ----------  --------   ----------

ASSETS, AT CURRENT VALUE:
  Investments in common trust funds:
    Bank of Mississippi Equity Fund               $         -           -  1,488,297          -   1,113,512   2,601,809
    Bank of Mississippi Income Fund                         -           -  1,931,515          -           -   1,931,515
  Common stock of BancorpSouth, Inc.               39,070,026           -          -          -           -  39,070,026
  U.S. Government and agency
    obligations                                             -   1,245,143          -          -           -   1,245,143
  Certificates of deposit                                   -     660,614          -          -           -     660,614
  Participant loans                                   112,768           -          -          -           -     112,768
                                                  -----------   ---------  ---------  ---------   ---------  ----------
                                                   39,182,794   1,905,757  3,419,812          -   1,113,512  45,621,875
Accrued interest and dividends
    receivable                                        299,055      23,817          -          -           -     322,872
  Cash in interest-bearing deposit
   accounts and money market accounts                 141,893      94,186     21,373    259,037      20,098     536,587
                                                  -----------   ---------  ---------  ---------   ---------  ----------
           TOTAL ASSETS AVAILABLE
             FOR PLAN BENEFITS                    $39,623,742   2,023,760  3,441,185    259,037   1,133,610  46,481,334
                                                  ===========   =========  =========  =========   =========  ==========




                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS





                                                                           1995
                                         -------------------------------------------------------------------------
                                                                   CHANGES IN NET ASSETS
                                                       AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                         -------------------------------------------------------------------------
                                           FUND A       FUND B      FUND C       FUND D       FUND E      TOTAL
                                         -----------   ---------  ---------     -------     ---------   ----------

Investment income:
  Net appreciation (depreciation) in
    fair value of investments             $5,396,989      56,510    765,265           -       291,834    6,510,598
  Interest                                     7,702     112,664          -           -             -      120,366
  Dividends                                1,142,246       6,629      1,333      15,571         1,185    1,166,964
                                         -----------   ---------  ---------     -------     ---------   ----------
           TOTAL INVESTMENT INCOME         6,546,937     175,803    766,598      15,571       293,019    7,797,928

Contributions:
  Employer                                 1,463,085           -          -           -             -    1,463,085
  Employee                                 1,769,003      77,543    160,083      15,000       150,658    2,172,287
                                         -----------   ---------  ---------     -------     ---------   ----------
           TOTAL CONTRIBUTIONS             3,232,088      77,543    160,083      15,000       150,658    3,635,372
Transfers                                    211,431     112,159   (391,285)     26,511        41,184            -
Benefits paid to participants              1,336,055     222,366    238,676      51,227        12,096    1,860,420
                                         -----------   ---------  ---------     -------     ---------   ----------
           NET INCREASE (DECREASE)         8,654,401     143,139    296,720       5,855       472,765    9,572,880

Net assets available for plan benefits:
  Beginning of year                       30,969,341   1,880,621  3,144,465     253,182       660,845   36,908,454
                                         -----------   ---------  ---------     -------     ---------   ----------
  End of year                            $39,623,742   2,023,760  3,441,185     259,037     1,133,610   46,481,334
                                         ===========   =========  =========     =======     =========   ==========


                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS





                                                                            1994
                                         --------------------------------------------------------------------------
                                                  NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                         --------------------------------------------------------------------------
                                           FUND A        FUND B     FUND C       FUND D       FUND E       TOTAL
                                         -----------   ---------  ---------     -------     ---------    ----------

ASSETS, AT CURRENT VALUE:
  Investments in common trust funds:
    Bank of Mississippi Equity Fund      $         -           -  1,254,061           -      641,884      1,895,945
    Bank of Mississippi Income Fund                -           -  1,861,528           -            -      1,861,528
  Common stock of BancorpSouth, Inc.      30,413,007           -          -           -            -     30,413,007
  U.S. Government and agency
    obligations                                    -     948,897          -           -            -        948,897
  Certificates of deposit                          -     855,000          -           -            -        855,000
  Participant loans                          121,131           -          -           -            -        121,131
                                         -----------   ---------  ---------     -------      -------     ----------
                                          30,534,138   1,803,897  3,115,589           -      641,884     36,095,508
  Accrued interest and dividends
   receivable                                265,895      25,574          -           -            -        291,469
  Cash in interest-bearing deposit
   accounts and money market accounts        169,308      51,150     28,876     253,182       18,961        521,477
                                         -----------   ---------  ---------     -------      -------     ----------
           TOTAL ASSETS AVAILABLE
             FOR PLAN BENEFITS           $30,969,341   1,880,621  3,144,465     253,182      660,845     36,908,454
                                         ===========   =========  ==========    =======     ========     ==========


                                                                           1994
                                         --------------------------------------------------------------------------
                                                                  CHANGES IN NET ASSETS
                                                       AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                         --------------------------------------------------------------------------
                                           FUND A        FUND B     FUND C       FUND D       FUND E       TOTAL
                                         -----------   ---------  ---------     -------     ---------    ----------
Investment income:
  Net appreciation (depreciation) in
   fair value of investments             $   744,584     (54,913)   (55,729)          -         (996)       632,946
  Interest                                     6,002     111,598          -           -            -        117,600
  Dividends                                  962,315       5,458      1,853      10,755        1,746        982,127
                                         -----------   ---------  ---------     -------      -------     ----------
           TOTAL INVESTMENT INCOME         1,712,901      62,143    (53,876)     10,755          750      1,732,673
Contributions:
  Employer                                 1,387,056           -          -           -            -      1,387,056
  Employee                                 1,541,095      64,957    211,964       9,176      141,921      1,969,113
                                         -----------   ---------  ---------     -------      -------     ----------
           TOTAL CONTRIBUTIONS             2,928,151      64,957    211,964       9,176      141,921      3,356,169
Transfers                                   (175,159)      1,954     90,013     (43,231)     126,423              -
Benefits paid to participants              1,267,442     114,332     47,007      50,168        6,505      1,485,454
                                         -----------   ---------  ---------     -------      -------     ----------

           NET INCREASE (DECREASE)         3,198,451      14,722    201,094     (73,468)     262,589      3,603,388

Net assets available for plan benefits:
  Beginning of year                       27,770,890   1,865,899  2,943,371     326,650      398,256     33,305,066
                                         -----------   ---------  ---------     -------      -------     ----------
  End of year                            $30,969,341   1,880,621  3,144,465     253,182      660,845     36,908,454
                                         ===========   =========  =========     =======      =======     ==========


                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS



                                                                          1993
                                         --------------------------------------------------------------------------
                                                                  CHANGES IN NET ASSETS
                                                      AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                         --------------------------------------------------------------------------
                                           FUND A        FUND B     FUND C       FUND D       FUND E       TOTAL
                                         -----------   ---------  ---------     -------     ---------    ----------
Investment income:
  Net appreciation (depreciation) in
   fair value of investments             $ 2,956,126      (7,033)   266,960           -       34,592      3,250,645
  Interest                                     6,863     111,479        260           -            -        118,602
  Dividends                                  755,068       3,497      1,194       7,137          487        767,383
                                         -----------   ---------  ---------     -------      -------     ----------
           TOTAL INVESTMENT INCOME         3,718,057     107,943    268,414       7,137       35,079      4,136,630
Contributions:
  Employer                                 1,243,687           -          -           -            -      1,243,687
  Employee                                 1,423,920      71,209    203,743       8,208      115,216      1,822,296
  ESOP rollover                                    -           -          -     146,698            -        146,698
                                         -----------   ---------  ---------     -------      -------     ----------
           TOTAL CONTRIBUTIONS             2,667,607      71,209    203,743     154,906      115,216      3,212,681
Transfers                                    (30,925)    (64,251)   101,260     (54,621)      48,537              -
                                         -----------   ---------  ---------     -------      -------     ----------
                                           6,354,739     114,901    573,417     107,422      198,832      7,349,311
Benefits paid to participants                742,587     467,442     84,225      48,024       13,947      1,356,225
                                         -----------   ---------  ---------     -------      -------     ----------

           NET INCREASE (DECREASE)         5,612,152    (352,541)   489,192      59,398      184,885      5,993,086
Net assets available for plan benefits:
  Beginning of year                       22,158,738   2,218,440  2,454,179     267,252      213,372     27,311,980
                                         -----------   ---------  ---------     -------      -------     ----------
  End of year                            $27,770,890   1,865,899  2,943,371     326,650      398,257     33,305,066
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




                                  (Continued)

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                         NOTES TO FINANCIAL STATEMENTS





(7)  RECONCILIATION BETWEEN FINANCIAL STATEMENT
     AMOUNTS AND FORM 5500

     The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:


                                                      DECEMBER 31,
                                                ------------------------
                                                  1995           1994
                                                  ----           ----
     Net assets available for benefits
       per the financial statements             $46,481,33   436,908,454
     Amounts allocated to withdrawing
       participants                              1,104,490       924,512
                                                ----------   -----------
     Net assets available for benefits as
       filed in Form 5500                      $45,376,844    35,983,942
                                               ===========   ===========


The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

     Benefits paid to participants per
       the financial statements                $ 1,860,420
     Add:  Amounts allocated to withdrawing
       participants at December 31, 1995         1,104,490
     Less:  Amounts allocated to withdrawing
       participants at December 31, 1994          (924,512)
                                               -----------
     Benefits paid to participants per the
       Form 5500                               $ 2,040,398
                                               ===========


                                  (Continued)

                                                                      Schedule 1

                           BANCORPSOUTH, INC. SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN


           ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                         INVESTMENT AT END OF PLAN YEAR

                               DECEMBER 31, 1995

                                                             PAR/NUMBER                                              FAIR
      ISSUER                       DESCRIPTION               OF SHARES   COUPON     MATURITY        COST             VALUE
      ------                       -----------               ---------   ------     --------        ----             -----
BancorpSouth, Inc.             Common stock                  1,929,384       -          -       $23,288,480       39,070,026
Participant loans              Loans                                 -       -          -           112,768          112,768
U.S. Government                Treasury note                   160,000     5.625     01/31/98       161,981          161,250
U.S. Government                Treasury note                   160,000     7.125     09/30/99       158,981          169,600
U.S. Government Agency         Federal Home Loan Bank Note     250,000     6.240     12/01/00       250,007          252,264
U.S. Government Agency         Federal National Mortgage
                                 Association Note              200,000     5.350     10/10/97       201,597          199,250
U.S. Government Agency         Federal National Mortgage
                                 Association Note              250,000     6.550     08/10/00       250,318          256,173
U.S. Government Agency         Federal Farm Credit Bank        100,000     7.170     04/03/00       100,382          106,022
U.S. Government Agency         Federal Farm Credit Bank        100,000     7.040     05/04/98       100,015          100,584
Bank of Mississippi
     Income Fund               Common trust fund               106,233         -            -     1,390,279        1,931,515
Bank of Mississippi
     Equity Fund                                                16,603         -            -       564,128        1,488,297
Bank of Mississippi
     Equity Fund               Common trust fund                12,422         -            -       767,552        1,113,512
Bank of Mississippi, Inc.      Certificate of deposit          200,000     7.300     10/29/96       200,000          200,000
Bank of Mississippi, Inc.      Certificate of deposit           75,000     5.250     02/21/97        75,000           75,000
Bank of Mississippi, Inc.      Certificate of deposit          105,614     5.500     10/06/97       105,614          105,614
Bank of Mississippi, Inc.      Certificate of deposit          100,000     5.350     04/08/98       100,000          100,000
Lamar County Bank              Certificate of deposit           80,000     5.150     04/08/97        80,000           80,000
FNB Vicksburg                  Certificate of deposit          100,000     6.000     02/22/98       100,000          100,000
                                                                                                -----------       ----------
                                                                                                $28,007,102       45,621,875
                                                                                                ===========       ==========

                                                                      Schedule 2


                          BANCORPSOUTH, INC. - SALARY
                       DEFERRAL - PROFIT SHARING EMPLOYEE
                              STOCK OWNERSHIP PLAN

                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS

                          YEAR ENDED DECEMBER 31, 1994


                                                            TOTAL
                                         NUMBER OF         PURCHASE      SELLING      GAIN
     DESCRIPTION OF SECURITY           TRANSACTIONS      PRICE/COST       PRICE      (LOSS)
     -----------------------           ------------      ----------      -------     ------
PURCHASES - common stock of
     BancorpSouth, Inc.                     52            $3,478,103         -          -


                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BANCORPSOUTH, INC.



DATE:  June 28, 1996                    /s/ L. Nash Allen, Jr.
                                        ----------------------
                                          L. Nash Allen, Jr.
                                          Treasurer and Chief Financial Officer