Form 10-Q
period 1996-06-30
BANCORPSOUTH INC
filed 1996-08-09
CIK 701853

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                          ---------------------

                               FORM 10-Q

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 1996  OR


/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from			   to

                          ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes  /X/   No

On June 30, 1996, the registrant had outstanding 21,033,313 shares of common stock, par value $2.50 per share.

PART I

FINANCIAL INFORMATION

                                     BANCORPSOUTH, INC.
                           Consolidated Condensed Balance Sheets

                                         (Unaudited)
                                                                     (In Thousands)
                                                                   30-Jun       31-Dec
                                                                     1996         1995
ASSETS
Cash and due from banks                                          $167,582     $149,923
Interest bearing deposits with other banks                          3,345       15,892
Held-to-maturity securities, at amortized cost                    492,303      439,303
Federal funds sold                                                  6,200       35,450
Loans                                                           2,495,113    2,371,684
Less:  Unearned discount                                           80,525       76,518
Allowance for credit losses                                        36,637       34,636
Net loans                                                       2,377,951    2,260,530
Available-for-sale securities                                     245,381      239,755
Mortgages held for sale                                            26,092       25,168
Premises and equipment, net                                        89,293       81,240
Other assets                                                       62,002       54,767
TOTAL ASSETS                                                   $3,470,149   $3,302,028

LIABILITIES
Deposits:
Demand:  Non-interest bearing                                    $403,530     $393,417
Interest bearing                                                  711,251      665,313
Savings                                                           376,577      333,436
Time                                                            1,506,866    1,471,446
Total deposits                                                  2,998,224    2,863,612
Federal funds purchased and securities
sold under repurchase agreements                                   45,650       35,848
Long-term debt                                                     81,688       73,624
Other liabilities                                                  44,216       40,849
TOTAL LIABILITIES                                               3,169,778    3,013,933
SHAREHOLDERS' EQUITY
Common stock                                                       52,860       52,764
Capital surplus                                                    84,496       84,391
Unrealized gain (loss) on
available-for-sale securities                                       1,026        2,480
Retained earnings                                                 163,083      149,494
Less cost of shares held in treasury                               (1,094)      (1,034)
TOTAL SHAREHOLDERS' EQUITY                                        300,371      288,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $3,470,149   $3,302,028


                                                BANCORPSOUTH, INC.
                                  Consolidated Condensed Statements of Income

                                                   (Unaudited)
                                                                       (In thousands except for per share amounts)
                                                                       Three months ended         Six months ended
                                                                            June 30                   June 30
                                                                       1996         1995         1996         1995
INTEREST REVENUE:
Interest & fees on loans                                              $55,477      $50,103     $109,986      $96,890
Deposits with other banks                                                 105          204          336          350
Interest on federal funds sold                                            644          630        1,251        1,025
Interest on held-to-maturity securities:
  U. S. Treasury                                                        1,006          972        1,611        1,949
  U. S. Government agencies & corporations                              4,856        6,181        9,882       12,486
  Obligations of states & political subdivisions                        1,682        2,161        3,445        4,038
  Other                                                                    -            79            2          239
Interest and dividends on available-for-sale securities                 3,725        1,866        7,364        3,725
Interest on mortgages held for sale                                       613          318        1,045          480
  Total interest revenue                                               68,108       62,514      134,922      121,182
INTEREST EXPENSE:
Interest on deposits                                                   28,878       26,925       57,585       50,791
Interest on federal funds purchased & securities
  sold under repurchase agreements                                        591          513        1,046          979
Other interest expense                                                  1,456        1,293        2,852        2,569
  Total interest expense                                               30,925       28,731       61,483       54,339
  Net interest revenue                                                 37,183       33,783       73,439       66,843
Provision for credit losses                                             3,060        1,240        4,504        2,538
  Net interest revenue, after provision for
    credit losses                                                      34,123       32,543       68,935       64,305
OTHER REVENUE:
Mortgage lending                                                        2,173          938        3,463        1,844
Trust income                                                              660          485        1,247          950
Service charges                                                         4,409        4,045        8,488        7,749
Security gains (losses), net                                               57          (17)         278          (32)
Life insurance income                                                   1,057          621        1,990        1,367
Other                                                                   1,702        1,902        3,448        3,781
  Total other revenue                                                  10,058        7,974       18,914       15,659
OTHER EXPENSES:
Salaries and employee benefits                                         12,988       13,619       28,687       27,663
Net occupancy expense                                                   2,090        2,198        4,123        4,247
Equipment expense                                                       2,400        1,890        4,717        3,702
Deposit insurance premiums                                                148        1,314          359        2,630
Other                                                                   9,153        8,563       18,559       17,165
  Total other expenses                                                 26,779       27,584       56,445       55,407

  Income before income taxes                                           17,402       12,933       31,404       24,557
Income tax expense                                                      6,202        4,064       10,755        7,783
  Net income                                                          $11,200       $8,869      $20,649      $16,774


Net income per share                                                    $0.53        $0.42        $0.97        $0.80

Dividends declared per common share                                     $0.17        $0.15        $0.34        $0.30


See accompanying notes to consolidated condensed financial statements.

                                     BANCORPSOUTH, INC.
                      Consolidated Condensed Statements of Cash Flows

                                        (Unaudited)
                                                              (In Thousands)
                                                             Six Months Ended
                                                                 June 30
                                                             1996         1995
Net cash provided by operating activities                  $27,281      $14,153

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                               72,558       72,565
Proceeds from calls and maturities of
  available-for-sale securities                            105,356      160,784
Proceeds from sales of
  available-for-sale securities                              3,940        1,689
Purchases of  held-to-maturity securities                 (125,019)     (29,436)
Purchases of  available-for-sale securities               (116,590)    (128,133)
Net (increase) decrease in short-term investments           29,250      (65,075)
Net increase in loans                                     (123,540)    (133,329)
Purchases of premises and equipment                        (13,585)     (10,627)
Other                                                       (3,936)      (7,604)
Net cash used by investing activities                     (171,566)    (139,166)

Financing activities:
Net increase in deposits                                   134,612      166,489
Net increase (decrease) in short-term
  borrowings and other liabilities                          13,422      (27,961)
Increase (decrease) in long-term debt                        8,064        1,475
Payment of cash dividends                                   (6,737)      (5,194)
Issuance of common stock                                        -           119
Exercise of stock options                                       96          402
Other                                                          (60)         (19)
Net cash provided by financing activities                  149,397      135,311

Increase in cash and cash equivalents                        5,112       10,298
Cash and cash equivalents at beginning of
  period                                                   165,815      144,693
Cash and cash equivalents at end of period                $170,927     $154,991

See accompanying notes to consolidated condensed financial statements

Notes to Consolidated Condensed Financial Statements (Unaudited)
	1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the threemonth and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.
	2. The computation of net income per share is based upon weighted average number of shares outstanding (21,216,528 and 20,815,075 for the three months ended June 30, 1996, and 1995, respectively; 21,015,540 and 20,807,097 for the six months ended June 30, 1996, and 1995, respectively).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a bank and thrift holding company and the parent of Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal Savings and Loan Association ("Laurel"). This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 1996 and 1995.


RESULTS OF OPERATIONS

Net Income
         The Company's net income for the second quarter of 1996 was $11.20 million compared to $8.87 million in the second quarter of 1995. For the first six months of 1996, net income was $20.65 million, an increase of 23.1% from $16.77 million for the same period of 1995. Net income per share was $0.53 for the second quarter of 1996 compared to $0.42 in 1995. For the first six months of 1996, earnings per share were $0.97, an increase of 21.3% from $0.80 for the first six months of 1995. The annualized returns on average assets for the second quarter of 1996 and 1995 were 1.31% and 1.14%, respectively. For the six months ended June 30, the annualized returns on average assets were 1.22% and 1.09% for 1996 and 1995, respectively.

Net Interest Revenue
         Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
         Net interest revenue was $38.14 million for the three months ended June 30, 1996, compared to $34.82 million for the same period in 1995. For the six months ended June 30, 1996 and 1995, net interest revenue was $75.38 million and $68.93 million, respectively. Earning assets averaged $3.19 billion in the second quarter and $3.13 billion for the first six months of 1996, compared with $2.90 billion and $2.85 billion in the respective periods in
1995.   Average interest-bearing liabilities were $2.70 billion in the second quarter and $2.67 billion for the first six months of 1996, compared with $2.48 billion and $2.41 billion in the respective periods in 1995.
         Net interest revenue, expressed as a percentage of average earning assets, was 4.80% for the second quarter of 1996 as compared to 4.82% for the same period of 1995 and 4.84% for the first six months of 1996 as compared to 4.88% for the same period of 1995.

Provision and Allowance for Credit Losses
         The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
         The provision for credit losses totaled $3.06 million for the second quarter of 1996 compared to $1.24 million for the same period of 1995. For the six month periods ended June 30, 1996 and 1995, the provision for credit losses totaled $4.50 million and $2.54 million, respectively. Provision for credit losses increased in 1996 to provide for the continuing growth in loans and to provide for a slight impairment in the quality of the Company's consumer loan portfolio. The allowance for credit losses as a percent of loans outstanding was 1.52% at the end of the second quarter 1996, compared to 1.51% at December 31, 1995.

Other Revenue
         Other revenue for the quarter ended June 30, 1996, totaled $10.06 million compared to $7.97 million for the same period of 1995, a 26.1% increase. For the six months ended June 30, 1996 and 1995, other revenue was $18.91 million and $15.66 million, respectively, a 20.8% increase. The most significant change in other revenue was in mortgage lending where income of $3.46 million was recorded during the first six months of 1996 compared to $1.84 million in the same period of 1995. Favorable interest rates during the first six months of 1996 contributed to significantly higher activity in the Company's mortgage operation. Trust income and life insurance premiums both showed significant increases. Service charges on deposit accounts for the first six months increased 9.5%. Net security gains were $278,000 for the first six months of 1996 compared to a net loss of $32,000 for the same period in 1995.

Other Expenses
         Other expenses totaled $26.78 million for the second quarter of 1996, a 2.9% decrease from the same period of 1995. For the six months ended June 30, 1996, other expenses totaled $56.45
million , a 1.9% increase over 1995's other expenses.   Salaries and
employee benefits for the first six months of 1996 show a modest increase over the same period of 1995 while the second quarter of 1996 showed a decrease in salaries and employee benefits when compared to 1995. The second quarter decrease is due to the recapture of expense related to stock appreciation rights recorded in the first quarter of 1996 and to staff reductions related to the Company's acquisition of Wes-Tenn Bancorp, Inc. This merger took place during the fourth quarter of 1995 but full integration of all operations did not occur until the second quarter of 1996. Deposit insurance was $359,000 for the six months ended 1996 compared to the same period last year of $2,630,000. The decrease is the result of lower assessment rated for 1996 for the Company's deposits in the Bank Insurance Fund (BIF). The Company's deposits in the Savings Association Insurance Fund (SAIF) will continue to experience assessments for 1996 at the same rate as 1995.
         Also included in other expenses for the first six months of 1995 are amounts totaling $577,000 related to merger and acquisition activity compared to $38,000 in the same period for 1996. The other components of other expenses reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax
         Income tax expense was $6.20 million and $4.06 million for the second quarters of 1996 and 1995, respectively. For the six month period ended June 30, 1996, income tax expense was $10.76 million compared to $7.78 million for the same period in 1995. The increase in the Company's effective tax rate (34.2% for the first six months of 1996 versus 31.7% for comparable period of 1995) reflects the decrease in the relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment.


FINANCIAL CONDITION

Loans
         The loan portfolios of the Company's bank and thrift subsidiaries make up the largest single component of the Company's earning assets. These portfolios, net of unearned discount, totaled $2.41 billion at June 30, 1996, which represents a 5.2% increase from the December 31, 1995 total of $2.30 billion. Non-performing loans were 0.40% of all loans outstanding at June 30, 1996, compared to 0.41% at the end of 1995.

Investment Securities and Other Earning Assets
         The securities portfolios are used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-tomaturity securities at June 30, 1996, were $492.3 million compared with $439.3 million at the end of 1995, a 12.2% decrease. Available for sale securities were $245.4 million at June 30, 1996, compared to $239.8 million at December 31, 1995, a 2.3% increase. Proceeds from maturing investment securities have been used to fund the Company's loan growth.

Deposits
         Total deposits at the end of the second quarter were $3.00 billion as compared to $2.86 billion at December 31, 1995, representing a 4.7% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.

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

CAPITAL RESOURCES
         The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At June 30, 1996, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was 12.07% and 13.91%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.44% at June 30, 1996, compared to the required minimum leverage capital ratio of 4%.
         The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.


PART II

OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on Tuesday, April 25, 1996. At this meeting, the following matters were voted upon by the Company's shareholders:

(a)  Election of Class II Directors

A. Douglas Jumper, T. O. Lashlee, W. G. Holliman and Alan W. Perry
were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 1999 or until their respective successors are elected and qualified. The vote was as follows:
                         Votes Cast     Votes Cast          Abstentions/
                           in Favor  Against or Withheld     Non Votes
NAME
A. Douglas Jumper        17,007,228        103,965              0
T. O. Lashlee            16,999,191        112,002              0
W. G. Holliman, Jr.      17,007,050        104,143              0
Alan W. Perry            17,000,476        110,717              0

(b)  Election of Class I Director

Fletcher H. Goode, M.D. was elected to serve as a Class I director of the Company until the annual meeting of shareholders in 1997 or until his respective successor is elected and qualified. The vote was as follows:

                         Votes Cast       Votes Cast     Abstentions/
                           in Favor  Against or Withheld  Non Votes

Fletcher H. Goode, M.D.	 17,003,648        107,545              0

		The following directors continue in office following the meeting:

NAME                           Term Expires

S. H. Davis                        1997
Hassell H. Franklin                1997
Travis E. Staub	                   1997
Lowery A. Woodall                  1997
Aubrey Burns Patterson             1998
Frank A. Riley                     1998
Dr. Andrew R. Townes               1998
J. Louis Griffin, Jr.              1998

(c) Selection of Independent Auditors

         The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1996 by the following vote:
               Votes Cast          Votes Cast           Abstentions/
                 in Favor      Against or Withheld        Non Votes
               16,998,618           49,953                 62,622


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports on Form 8-K were filed during the quarter ended
June 30, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        BancorpSouth, Inc.
        (Registrant)


        DATE:  August 9, 1996 L. Nash Allen, Jr.
                              ----------------------------------
                              L. Nash Allen, Jr. Treasurer and
                              Chief Financial Officer