Form 10-Q
period 1996-09-30
BANCORPSOUTH INC
filed 1996-11-14
CIK 701853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
FORM 10Q
(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 30, 1996

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

On October 24, 1996, the registrant had outstanding 21,045,735 shares of common stock, par value $2.50 per share.

                                BANCORPSOUTH, INC.
                                     CONTENTS
                                                                          PAGE
PART I    Financial Information
          ITEM 1  Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  September 30, 1996, and December 31, 1995...............  3

                  Consolidated Condensed Statements of Income
                  Three and Nine Months Ended September 30, 1996 and1995..  4

                  Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995...........  5

                  Notes to Consolidated Condensed Financial Statements....  6

          ITEM 2  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........  7


PART II   Other Information

          ITEM 6  Exhibits and Reports on Form 8-K ....................... 11

                                               PART I
                              FINANCIAL INFORMATION BANCORPSOUTH, INC.
                               Consolidated Condensed Balance Sheets

                                            (Unaudited)       (In Thousands)
                                                       September 30      December 31
                                                          1996              1995
ASSETS
Cash and due from banks                                    $135,266         $149,923
Interest bearing deposits with other banks                   11,770           15,892
Held-to-maturity securities, at amortized cost              504,387          439,303
Federal funds sold                                           62,100           35,450
Loans                                                     2,568,652        2,371,684
     Less:  Unearned discount                                84,207           76,518
            Allowance for credit losses                      37,628           34,636
Net loans                                                 2,446,817        2,260,530
Available-for-sale securities                               219,356          239,755
Mortgages held for sale                                      26,279           25,168
Premises and equipment, net                                  89,448           81,240
Other assets                                                 64,591           54,767
TOTAL ASSETS                                             $3,560,014       $3,302,028

LIABILITIES
Deposits:
     Demand:  Non-interest bearing                         $406,389         $393,417
              Interest bearing                              726,308          665,313
     Savings                                                389,577          333,436
     Time                                                 1,561,008        1,471,446
Total deposits                                            3,083,282        2,863,612
Federal funds purchased and securities
          sold under repurchase agreements                   37,612           35,848
Long-term debt                                               81,171           73,624
Other liabilities                                            50,557           40,849
TOTAL LIABILITIES                                         3,252,622        3,013,933
SHAREHOLDERS' EQUITY
Common stock                                                 52,887           52,764
Capital surplus                                              84,598           84,391
Unrealized gain on
     available-for-sale securities, net                         931            2,480
Retained earnings                                           170,070          149,494
Less cost of shares held in treasury                         (1,094)          (1,034)
TOTAL SHAREHOLDERS' EQUITY                                  307,392          288,095
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $3,560,014       $3,302,028

See accompanying notes to consolidated condensed financial statements.

                                           BANCORPSOUTH, INC.
                              Consolidated Condensed Statements of Income
                                               (Unaudited)

                                                          (In thousands except for per share amounts)
                                                         Three months ended         Nine months ended
                                                             September 30              September 30
                                                             1996      1995            1996      1995
INTEREST REVENUE:
Interest & fees on loans                                  $57,762   $52,619        $167,748  $149,509
Deposits with other banks                                     117       218             453       568
Interest on federal funds sold                                744       742           1,995     1,767
Interest on held-to-maturity securities:
     U. S. Treasury                                         1,298       991           2,909     2,940
     U. S. Government agencies & corporations               4,744     5,962          14,626    18,448
     Obligations of states & political subdivisions         1,665     1,846           5,110     5,884
     Other                                                     -         -                2        67
Interest and dividends on available-for-sale securities     3,443     1,982          10,807     5,879
Interest on mortgages held for sale                           464       561           1,509     1,041
     Total interest revenue                                70,237    64,921         205,159   186,103
INTEREST EXPENSE:
Interest on deposits                                       29,964    27,967          87,549    78,758
Interest on federal funds purchased & securities
          sold under repurchase agreements                    454       572           1,500     1,551
Other interest expense                                      1,448     1,321           4,300     3,890
     Total interest expense                                31,866    29,860          93,349    84,199
     Net interest revenue                                  38,371    35,061         111,810   101,904
Provision for credit losses                                 2,500     2,057           7,004     4,595
     Net interest revenue, after provision for
               credit losses                               35,871    33,004         104,806    97,309
OTHER REVENUE:
Mortgage lending                                            1,415       903           4,878     2,747
Trust income                                                  697       654           1,944     1,604
Service charges                                             4,666     4,102          13,154    11,851
Security gains (losses), net                                   33      (666)            311      (698)
Life insurance income                                       1,237       731           3,227     2,098
Other                                                       1,718     1,417           5,166     5,198
     Total other revenue                                    9,766     7,141          28,680    22,800
OTHER EXPENSES:
Salaries and employee benefits                             13,569    13,304          42,256    40,967
Net occupancy expense                                       2,152     2,204           6,275     6,451
Equipment expense                                           2,499     2,118           7,216     5,820
Deposit insurance                                           2,094        12           2,453     2,642
Other                                                       9,729     8,767          28,288    25,932
     Total other expenses                                  30,043    26,405          86,488    81,812
     Income before income taxes                            15,594    13,740          46,998    38,297
     Income tax expense                                     5,030     4,196          15,785    11,979
                                                           10,564     9,544          31,213    26,318
Net income per share                                        $0.50     $0.45          $1.47      $1.25
Dividends declared per share                                $0.17     $0.15          $0.51      $0.45

See accompanying notes to consolidated condensed financial statements.


                                          BANCORPSOUTH, INC.
                            Consolidated Condensed Statements of Cash Flows
                                             (Unaudited)

                                                           (In Thousands)
                                                         Nine Months Ended
                                                            September 30
                                                         1996         1995
Net cash provided by operating activities             $47,666      $24,496
Investing activities:
Proceeds from calls and maturities of
     held-to-maturity securities                       82,771      102,432
Proceeds from calls and maturities of
     available-for-sale securities                    150,385      233,497
Proceeds from sales of
     available-for-sale securities                      3,942        9,262
Purchases of held-to-maturity securities             (147,481)     (89,165)
Purchases of available-for-sale securities           (135,590)    (198,030)
Net increase in short-term investments                (26,650)      (9,116)
Net increase in loans                                (195,849)    (209,388)
Purchases of premises and equipment                   (16,181)     (14,438)
Other                                                  (5,205)     (11,556)
Net cash used by investing activities                (289,858)    (186,502)
Financing activities:
Net increase in deposits                              219,670      210,666
Net increase (decrease) in short-term
     borrowings and other liabilities                   6,761      (22,576)
Net increase in long-term debt                          7,547        2,039
Payment of cash dividends                             (10,628)      (8,062)
Issuance of common stock                                   -           119
Exercise of stock options                                 123          610
Other                                                     (60)         (19)
Net cash provided by financing activities             223,413      182,777
Increase in cash and cash equivalents                 (18,779)      20,771
Cash and cash equivalents at beginning of
     period                                           165,815      144,693
Cash and cash equivalents at end of period           $147,036     $165,464

See accompanying notes to consolidated condensed financial statements

                                 BANCORPSOUTH, INC.
                 Notes to Consolidated Condensed Financial Statements
                                    (Unaudited)

1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1995, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended
September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. The computation of net income per share is based upon weighted average number of shares outstanding (21,214,037 and 21,045,860 for the three months ended September 30, 1996 and 1995, respectively; 21,228,361 and 20,971,541 for the nine months ended September 30, 1996 and 1995, respectively).

ITEM     2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a -bank and thrift holding company and the parent of Bank of Mississippi ("BOM"), Volunteer Bank ("VOL") and Laurel Federal
Savings and Loan Association ("Laurel"). This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 1996 and 1995.

          Certain of the information included in this discussion contains forwardlooking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. When used in this discussion, the words "anticipate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and projections will prove to have been correct. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected or expected.


RESULTS OF OPERATIONS

Net Income

     The Company's net income for the third quarter of 1996 was $10.56 million, compared to $9.54 million from the third quarter of 1995. For the first nine months of 1996, net income was $31.21 million, an increase of 18.6% from $26.32 million for the same period of 1995. Net income per common share was $0.50 and $0.45 for the third quarters of 1996 and 1995, respectively. For the first nine months of 1996, primary earnings per common share were $1.47, an increase of 17.6% from $1.25 for the first nine months of 1995. The annualized returns on average assets for the third quarters of 1996 and 1995 were 1.21% and 1.19%, respectively. For the nine months ended September 30, the annualized returns on average assets were 1.22% and 1.13% for 1996 and 1995, respectively.

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

     Net interest revenue was $39.25 million for the three months ended September 30, 1996, compared to $35.95 million for the same period in 1995. For the nine months ended September 30, 1996 and 1995, net interest revenue was $114.63 million and $104.86 million, respectively. Earning assets averaged $3.28 billion in the third quarter and $3.18 billion for the first nine months of 1996, compared with $2.97 billion and $2.89 billion in the
respective periods in 1995.   Average interest-bearing liabilities were $2.76
billion in the third quarter and $2.70 billion for the first nine months of 1996, compared with $2.54 billion and $2.45 billion in the respective periods in 1995.

     Net interest revenue, expressed as a percentage of average earning assets, was 4.75% for the third quarter of 1996 as compared to 4.85% for the same period of 1995 and 4.83% for the first nine months of 1996 as compared to 4.85% for the same period of 1995.


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

     The provision for credit losses totaled $2.50 million for the third quarter of 1996 compared to $2.06 million for the same period of 1995. For the nine month periods ended September 30, 1996 and 1995, the provision for credit losses totaled $7.00 million and $4.60 million, respectively. Provision for credit losses increased in 1996 to provide for the continuing growth in loans and to provide for a slight impairment in the quality of the Company's consumer loan portfolio. The allowance for credit losses as a percent of loans outstanding was 1.51% at the end of the third quarter 1996 and at December 31, 1995.

Other Revenue

     Other revenue for the quarter ended September 30, 1996, totaled $9.77 million compared to $7.14 million for the same period of 1995. For the nine months ended September 30, 1996 and 1995, other revenue was $28.68 million and $22.80 million, respectively, a 25.8% increase. The most significant change in other revenue was in mortgage lending where income of $4.88 million was recorded during the first nine months of 1996 versus $2.75 million in the same period of 1995. Favorable interest rates during the first nine months of 1996 contributed to significantly higher activity in the Company's mortgage operation. Trust income and life insurance premiums both showed significant increases. Service charges on deposit accounts for the first nine months increased 11.0%. Net security gains were $311,000 for the first nine months of 1996 compared to a net loss of $698,000 for the same period in 1995.


Other Expenses

     Other expenses totaled $30.04 million for the third quarter of 1996, a 13.8% increase over 1995's expense for the same period. For the nine months ended September 30, 1996, other expenses totaled $86.49 million , a 5.72% increase over 1995's other expenses for the same period. Deposit insurance reflects a special assessment of $1.9 million imposed in the third quarter of 1996 on the Company's deposits in the Savings Association Insurance Fund
(SAIF). This non-recurring assessment reduced year-to-date and third quarter 1996 earnings per share by $0.05. The components of other expenses reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

     Income tax expense was $5.03 million and $4.20 million for the third quarters of 1996 and 1995, respectively. For the nine month period ended September 30, 1996, income tax expense was $15.79 million compared to $11.98 million for the same period in 1995. The increase in the Company's effective tax rate (33.6% for the first nine months of 1996 versus 31.3% for comparable period of 1995) reflects the decrease in the relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment.

FINANCIAL CONDITION

Loans

     The loan portfolios of the subsidiary banks is the largest single component of the Company's earning assets. These portfolios, net of unearned discount, totaled $2.48 billion at September 30, 1996, which represents an 8.2% increase from December 31, 1995's total of $2.30 billion. Non-performing loans were 0.51% of loans, net of unearned discounts, outstanding at September 30, 1996, compared to 0.41% at the end of 1995.

Investment Securities and Other Earning Assets

     The investment securities portfolio is used to make various term invest ments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 1996 were $504.4 million, compared to $439.3 million at the end of 1995. Available-for-sale securities were $219.4 million at September 30, 1996, compared to $239.8 million at December 31, 1995.

Deposits

     Total deposits at the end of the third quarter were $3.09 billion as compared to $2.86 billion at December 31, 1995, representing a 7.7% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.

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

     On October 23, 1996, the Company announced that it will call for redemption all of its outstanding 9% Subordinated Capital Debentures due
1999 (the Debentures). The Debentures will be redeemed at par on January 15, 1997. At September 30, 1996, $24,508,000 of the Debentures were outstanding. Cash dividends from the Company's subsidiary banks will be used to fund this redemption.

CAPITAL RESOURCES

     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At September 30, 1996, the Company's Tier 1 ratio and total capital to risk-adjusted total assets were 11.98% and 13.81%, respectively, both of which exceed the FRB's minimum ratio of 4.0% and 8.0%, respectively (of which at least 50% must be Tier 1 capital). The Company's Tier 1 leverage ratio at September 30, 1996 was
8.55%, which is in excess of the FRB minimum level for Tier 1 capital to total assets of 4%.

     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   BancorpSouth, Inc.
                                     (Registrant)



DATE:  November 12, 1996           L. Nash Allen, Jr.
                                   _____________________________________
                                   L. Nash Allen, Jr.
                                   Treasurer and
                                   Chief Financial Officer