Form 10-K
period 1996-12-31
BANCORPSOUTH INC
filed 1997-03-31
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended       December 31, 1996   or
                                -----------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the transition period from            to
                               ----------    -----------
Commission file number  0-10826

                               BancorpSouth, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Mississippi                                    64-0659571
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       One Mississippi Plaza
        Tupelo, Mississippi                                 38801
---------------------------------------      -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (601) 680-2000
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
               Title of Each Class                 Which Registered
             --------------------------            --------------------------
                        NONE                             NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $2.50 PAR VALUE
-------------------------------------------------------------------------------
                                (Title of Class)

(Cover Page Continues on Next Page)

                           (Continued from Cover Page)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1997, was approximately $532,909,000 based on the closing sale price as reported on the Nasdaq Stock Market.

         On March 14, 1997, the registrant had outstanding 22,227,705 shares of Common Stock, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference into Part II of this Report.

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders to be held April 22, 1997, are incorporated by reference into Part III of this Report.

                               BANCORPSOUTH, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1996
                                    CONTENTS


PART I
Item     1.           Business. . . . . . . . . . . . . . . . . . . . . . . . .  4
Item     2.           Properties. . . . . . . . . . . . . . . . . . . . . . . . 19
Item     3.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . 20
Item     4.           Submission of Matters to a Vote of Security
                         Holders. . . . . . . . . . . . . . . . . . . . . . . . 20
PART II

Item     5.           Market for the Registrant's Common Stock
                        and Related Stockholder Matters. . . . . . . . . . . . .21
Item     6.           Selected Financial Data . . . . . . . . . . . . . . . . . 21
Item     7.           Management's Discussion and Analysis of
                        Financial Condition and Results of Operation. . . . . . 22
Item     8.           Financial Statements and Supplementary Data . . . . . . . 22
Item     9.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure. . . . . . . . . 22
PART III

Item   10.            Directors and Executive Officers of the
                        Registrant . . . . . . . . . . . . . . . . . . . . . . .23
Item   11.            Executive Compensation . . . . . . . . . . . . . . . . . .25
Item   12.            Security Ownership of Certain Beneficial
                        Owners and Management. . . . . . . . . . . . . . . . . .26
Item   13.            Certain Relationships and Related Transactions . . . . . .26


PART IV

Item   14.            Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K. . . . . . . . . . . . . . . . . . .27

PART I
Item 1. - Business

General

         The Company is a bank holding company with commercial banking in Mississippi and Tennessee. Its principal subsidiaries are Bank of Mississippi ("BOM") and Volunteer Bank ("VOL"). The Company's principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38801 and its telephone number is
(601) 680-2000.

Description of Business

         BOM has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 101 offices in 50 municipalities or communities in 32 counties throughout Mississippi. BOM has grown through the acquisition of other banks, the purchase of assets from federal regulators and through the opening of new branches and offices. In addition, BOM operates consumer finance and credit life insurance subsidiaries. At December 31, 1996, BOM had total deposits of approximately $2.45 billion and total assets of approximately $2.80 billion.

         VOL has its principal office in Jackson, Madison County, Tennessee, and conducts a general commercial banking and trust business through 30 offices in 16 municipalities or communities in 12 counties in west Tennessee. VOL has grown through the acquisition of other banks and through the opening of new branches and offices. In addition, VOL operates consumer finance and credit life insurance subsidiaries. At December 31, 1996, VOL had total deposits of approximately $720 million and total assets of approximately $828 million.

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

         At December 31, 1996, the Company and its subsidiaries employed 1,932 persons. The Company and its subsidiaries are not a party to any collective bargaining agreements, and employee relations are deemed to be good.

Competition

         Vigorous competition exists in all major areas where the Company is engaged in business. The Company's subsidiary banks compete for available loans and depository accounts not only with state and national commercial banks in their respective areas but also with savings and loan associations, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies. None of these competitors is dominant in the whole area served by the Company's subsidiary banks.

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

Regulation and Supervision

         The following is a brief summary of the regulatory environment in which the Registrant and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulation specifically mentioned herein.

         The Company is a bank holding company and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB") and is subject to regulation and supervision by the FRB. The Company is required to file with the FRB annual reports and such other information as they may require. The FRB may also conduct examinations of the Company.

         The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the subsidiary banks may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the subsidiary banks are subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Dividends to shareholders are paid from dividends paid to the Company by its subsidiaries which are subject to approval by the applicable regulatory authorities.

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

         The Company and its subsidiary banks are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This statute provides for increased funding for the FDIC's deposit insurance fund and expanded the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including bank holding companies. The provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institutions poses to its deposit insurance fund. While most of the Company's deposits are in the Bank Insurance Fund (BIF), certain other of the Company's deposits which were acquired from thrifts over the years remain in the Savings Association Insurance Fund (SAIF). Deposit insurance rates for 1997 for the Company's deposits in BIF have been assessed at zero while deposits insurance rates for 1997 for the Company's deposits in SAIF will continue at the rate of 23 cents per $100 of insured deposits.

         The Company is required to comply with the risk-based capital guidelines which the FRB adopted in January 1989, and to other tests relating to capital adequacy which the FRB adopts from time to time. See Note 17 of Notes to Consolidated Financial Statements on page 37 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") was signed into law. Beginning September 29, 1995, IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period which may not exceed five years. A bank holding company may not, following an interstate acquisition , control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

The Company has applied for permission from the various regulators to merge BOM and VOL into one bank as soon as practicable after the June 1, 1997 effective date of the law which allows such transactions.

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

         The following table sets forth the average balances of assets and liabilities and the average rates earned and paid for the three years ended December 31, 1996. The table shows the various components of earning assets and the sources used to fund these assets which are included in the effective interest differential.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential


                                                                   1996                          1995
                                                     ---------------------------     --------------------------
(Taxable equivalent basis)                             Average            Yield/     Average            Yield/
                                                       Balance   Interest  Rate      Balance   Interest  Rate
                                                     ----------  -------- ------     -------   -------- -------
ASSETS                                                                   (Dollars in thousands)
Interest bearing deposits in
  other banks                                        $   12,313 $     646  5.25%   $   15,974  $    857  5.36%
Held-to-maturity securities:
  U.S. treasury and agencies                            361,649    23,823  6.59%      398,194    28,152  7.07%
  State and political
    subdivisions (1)                                    118,458     9,709  8.20%      118,493    10,517  8.88%
  Other securities                                           84         2  2.38%        4,228       168  3.97%
Available-for-sale securities (2)                       231,040    14,400  6.23%      183,396     8,902  4.85%
Federal funds sold                                       60,868     3,289  5.40%       39,451     2,205  5.59%
Loans (net of unearned
  discount) (3) (4) (6)                               2,410,746   227,920  9.45%    2,146,967   204,397  9.52%
Mortgages held for sale                                  27,729     1,917  6.91%       20,805     1,433  6.89%
                                                     ---------- ---------          ----------  --------
  Total interest earning
    assets and revenue                                3,222,887   281,706  8.74%    2,927,508   256,631  8.77%
Other assets                                            266,537                       256,363
Less:  alowance for credit losses                       (36,503)                      (32,574)
                                                     ----------                    ----------
    Total                                            $3,452,921                    $3,151,297
                                                     ==========                    ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand - interest bearing                          $  700,863 $  20,426  2.91%     $654,151  $ 17,733  2.71%
  Savings                                               371,514    14,930  4.02%      300,278    11,916  3.97%
  Time                                                1,526,564    83,390  5.46%    1,416,901    77,516  5.47%
Federal funds purchased and
  securities under
    repurchase agreements                                40,880     1,954  4.78%       40,845     2,084  5.10%
Other short-term borrowings (5)                           3,359       158  4.70%        4,706       299  6.35%
Long term debt                                           80,619     5,647  7.00%       68,452     4,909  7.17%
                                                     ---------- ---------          ----------  --------
  Total interest bearing
    liabilities and expense                           2,723,799   126,505  4.64%    2,485,333   114,457  4.61%
Demand deposits -
  non-interest bearing                                  383,897                       361,120
Other liabilities                                        45,476                        36,449
                                                     ----------                    ----------
  Total liabilities                                   3,153,172                     2,882,902
Shareholders' equity                                    299,749                       268,395
                                                     ----------                    ----------
  Total                                              $3,452,921                    $3,151,297
                                                     ==========                    ==========
Net interest revenue                                            $ 155,201                      $142,174
                                                                =========                      ========
Net yield on interest earning
  assets                                                                   4.81%                         4.86%
                                                                           =====                         =====




                                                              1994
                                                   -------------------------
(Taxable equivalent basis)                         Average            Yield/
                                                   Balance   Interest  Rate
                                                   -------   -------- ------
ASSETS                                              (Dollars in thousands)
Interest bearing deposits in
  other banks                                    $   11,112  $    660  5.94%
Held-to-maturity securities:
  U.S. treasury and agencies                        315,429    18,642  5.91%
  State and political
    subdivisions (1)                                107,774    10,325  9.58%
  Other securities                                    4,556       270  5.93%
Available-for-sale securities (2)                   266,370    13,974  5.25%
Federal funds sold                                   43,437     1,756  4.04%
Loans (net of unearned
  discount) (3) (4) (6)                           1,881,922   163,902  8.71%
Mortgages held for sale                              33,620     2,400  7.14%
                                                 ----------  --------
  Total interest earning
    assets and revenue                            2,664,220   211,929  7.95%
Other assets                                        249,064
Less:  alowance for credit losses                   (28,745)
                                                 ----------
    Total                                        $2,884,539
                                                 ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand - interest bearing                      $  618,929  $ 16,320  2.64%
  Savings                                           292,908     9,515  3.25%
  Time                                            1,237,205    53,435  4.32%
Federal funds purchased and
  securities under
    repurchase agreements                            36,686     1,338  3.65%
Other short-term borrowings (5)                      15,145       968  6.39%
Long term debt                                       46,673     3,453  7.40%
                                                 ----------  --------
  Total interest bearing
    liabilities and expense                       2,247,546    85,029  3.78%
Demand deposits -
  non-interest bearing                              364,451
Other liabilities                                    31,613
                                                 ----------
  Total liabilities                               2,643,610
Shareholders' equity                                240,929
                                                 ----------
  Total                                          $2,884,539
                                                 ==========
Net interest revenue                                         $126,900
                                                             ========
Net yield on interest earning
  assets                                                               4.76%
                                                                       =====


 1. Includes taxable equivalent adjustments of $2,755,000, $3,026,000 and $3,112,000 in 1996, 1995 and 1994, respectively, using an effective tax rate of 35%.
 2. Includes taxable equivalent adjustment of $281,000, $581,000 and $747,000 in 1996, 1995 and 1994 using an effective ax rate of 35%.
 3.  Includes fees on loans of  $4,249,000 in 1994.
 4. Includes taxable equivalent adjustment of $751,000, $597,000 and $175,000 in 1996, 1995 and 1994, respectively, using an effective tax rate of 35%.
 5. Interest expense includes interest paid on liabilities not included in averages.
 6.  Non-accrual loans are immaterial for each of the years presented.

Analysis of Changes in Effective Interest Differential

Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table which follows presents an analysis of rate and volume change in net interest from 1995 to 1996 and 1994 to 1995. Changes which are not solely due to volume or rate are allocated to volume.


                                    1996 OVER 1995 - INCREASE (DECREASE)  1995 OVER 1994 - INCREASE (DECREASE)
                                    ------------------------------------  ------------------------------------
(Taxable equivalent basis)             Volume      Rate        Total        Volume        Rate        Total
                                    -----------  ----------  ----------   -----------  -----------  ----------
                                                                    (In thousands)
INTEREST REVENUE
Due from banks - interest bearing    ($   192)   ($    19)   ($   211)   $    261    ($    64)   $    197
Held-to-maturity securities:
  U.S. Government agencies             (2,407)     (1,922)     (4,329)      5,851       3,659       9,510
  State and political subdivisions         (3)       (805)       (808)        951        (759)        192
  Other securities                        (99)        (67)       (166)        (13)        (89)       (102)
Available-for-sale securities           2,970       2,528       5,498      (4,028)     (1,044)     (5,072)
Federal funds sold                      1,157         (73)      1,084        (223)        672         449
Loans (net of unearned discount)       24,939     (1,4160      23,523      25,233      15,262      40,495
Mortgages held for sale                   479           5         484        (883)       (840        (967)
                                      -------     -------     -------     -------     -------     -------
  Total                                26,844      (1,769)     25,075      27,149      17,553      44,702
                                      -------     -------     -------     -------     -------     -------



INTEREST EXPENSE
Demand deposits - interest bearing      1,361       1,331       2,693         955         458       1,413
Savings deposits                        2,883         151       3,014         292       2,109       2,401
Time deposits                           5,900        (116)      5,874       9,831      14,250      24,081
Federal funds purchased and
  securities under
  repurchase agreements                     2        (132)       (130)        212         534         746
Other short-term borrowings               963)        (79)       (141)       (663)         (6)       (669)
Long-term debt                            852        (114)        738       1,562        (106)      1,456
                                      -------     -------     -------     -------     -------     -------
   Total                               11,005       1,043      12,048      12,169      17,239      29,428
                                      -------     -------     -------     -------     -------     -------

Increase (Decrease) in Effective
  Interest Differential              $ 15,839    ($ 2,812)   $ 13,027    $ 14,960    $    314    $ 15,274
                                      =======     =======     =======     =======     =======     =======

         Investment Portfolio

Held-to-Maturity Securities

         The following table shows the amortized cost of held-to-maturity securities at December 31, 1996, 1995 and 1994:



                                                             December 31
                                              -------------------------------------
                                                1996          1995           1994
                                              --------      --------       --------
                                                         (In thousands)
U. S. Treasury securities                     $ 91,340      $ 33,355       $ 59,793
U. S. Government agency
  securities                                   292,930       293,831        376,708
Taxable obligations of states
  and political subdivisions                     1,375           500           -
Tax exempt obligations of states
  and political subdivisions                   144,406       110,830        112,915
Other securities                                    15           787          3,416
                                              --------      --------       --------
                  TOTAL                       $530,066      $439,303       $552,832
                                              ========      ========       ========



     The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                               December 31, 1996
                                         U.S.
                          U.S.        GOVERMENT    STATES &                     WEIGHTED
                        TREASURY       AGENCY      POLITICAL           OTHER    AVERAGE
                       SECURITIES    SECURITIES   SUBDIVISIONS      SECURITIES   YIELD
                       ----------    ----------   ------------      ----------  -------
                                                 (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year               $ 1,437     $130,803        $ 21,406       $     -        7.00%
Maturing after one
  year but within
  five years              87,919      146,847          66,749            15        6.89%
Maturing after five
  years but within
  ten years                1,984       12,208          47,797             -        7.22%
Maturing after ten
  years                        -        3,072           9,829             -        8.36%
                         -------     --------        --------       -------

TOTAL                    $91,340     $292,930        $145,781       $    15
                         =======     ========        ========       =======




         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

         The following table shows the book value of available-for-sale securities at December 31, 1996, 1995 and 1994:


                                                            December 31
                                              -------------------------------------
                                                 1996          1995          1994
                                              --------      ---------      --------
                                                          (In thousands)
U. S. Treasury securities                     $ 43,864      $ 51,241       $ 30,429
U. S. Government agency
  securities                                   129,515       127,488         67,607
Taxable obligations of states
  and political subdivisions                       503         3,337           -
Tax exempt obligations of states
  and political subdivisions                    12,567        20,000         30,234
Other securities                                44,290        37,689         65,759
                                              --------      --------       --------
                  TOTAL                       $230,739      $239,755       $194,029
                                              ========      ========       ========



         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                               December 31, 1996
                       -----------------------------------------------------------------
                                        U.S.
                          U.S.       GOVERMENT     STATES &                     WEIGHTED
                        TREASURY       AGENCY      POLITICAL           OTHER    AVERAGE
                       SECURITIES   SECURITIES    SUBDIVISIONS      SECURITIES   YIELD
                       ----------   ----------    ------------      ----------  --------
                                                 (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year               $11,427      $65,789       $4,518              $22,000    5.93%
Maturing after one
  year but within
  five years              32,437       52,627        6,613                7,748    6.39%
Maturing after five
  years but within
  ten years                    -        1,672          503               14,542    6.54%
Maturing after ten
  years                        -        9,427        1,436                    -    7.57%
                         -------     --------      -------              -------
TOTAL                    $43,864     $129,515      $13,070              $44,290
                         =======     ========      =======              =======



         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

         Loan Portfolio

         The Company's loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for the years indicated.


                                                 DECEMBER 31
                         -----------------------------------------------------------
                             1996        1995        1994        1993        1992
                         ----------  ----------  -----------  ----------  ----------
                                                (In thousands)
Commercial &
  agricultural (1)(2)      $238,246    $223,225    $211,988    $203,798    $382,233
Consumer & installment      744,456     695,127     633,692     510,538     501,627
Real estate mortgage      1,407,841   1,314,935   1,151,666   1,013,446     692,467
Lease financing             149,104     121,617      81,816      60,781      51,325
Other                        14,471      16,780      11,913      52,692      22,594
                         ----------  ----------  ----------  ----------  ----------
Total gross loans        $2,554,118  $2,371,684  $2,091,075  $1,841,255  $1,650,246
                         ==========  ==========  ==========  ==========  ==========



(1)  Including $14,580,000, $17,388,000, $15,247,000, $15,588,000 and
     $18,197,000 in 1996, 1995, 1994, 1993 and 1992, respectively, of loans classified as agricultural.

(2)  Including $38,406,000, $36,054,000, $29,838,000, $27,048,000 and
     $20,364,000 in 1996, 1995, 1994, 1993 and 1992, respectively, of loans secured by or relating to agricultural land.


         Maturity Distribution of Loans

         The maturity distribution of the Company's loan portfolio is one factor in management's evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of gross loans of the Company as of December 31, 1996.


                                  ONE YEAR        ONE TO         AFTER
                                   OR LESS      FIVE YEARS     FIVE YEARS
                                 -----------   -------------   ----------
                                              (In thousands)
Commercial
  & agricultural                   $135,694     $   83,425      $ 19,127
Consumer & installment              188,123        549,052         7,281
Real estate mortgages               526,681        656,907       224,253
Lease financing                      48,385        100,716             3
Other                                10,049          4,422          0.00
                                   --------     ----------      --------
Total gross loans                  $908,932     $1,394,522      $250,664
                                   ========     ==========      ========

         Sensitivity of Loans to Changes in Interest Rates

         The interest sensitivity of the Company's loans is important in the management of effective interest differential. The Company attempts to manage the relationship between the rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest sensitivity of the Company's gross loans as of December 31, 1996.

                                                     December 31, 1996
                                                 FIXED           VARIABLE
                                                 RATE              RATE
                                                 -----           --------
                                                     (In thousands)
Loan Portfolio
      Due after one year                        $1,281,961        $363,225
                                                ==========        ========

          Nonaccrual, Past Due and Restructured Loans

         See Note 5 of Notes to Consolidated Financial Statements on page 28 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference. The aggregate principal balance of non-accrual loans was $3,940,000, $1,592,000, $3,029,000, $4,072,000 and $10,742,000 at December 31, 1996, 1995,
1994, 1993 and 1992, respectively. The aggregate principal balance of restructured loans was $77,000, $7,000, $1,448,000, $4,018,000 and $2,045,000 at
December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Accruing loans which were contractually past due 90 days or more for years ended December 31, 1996, 1995, 1994, 1993 and 1992, amounted to $4,811,000, $5,148,000, $3,614,000,
$4,277,000 and $8,523,000, respectively.

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

         In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 1996, no loans were known to be potential problem loans.

         At December 31, 1996, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the market area.

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

         The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

                                        1996                        1995                         1994
                               ALLOWANCE       % OF        ALLOWANCE       % OF        ALLOWANCE        % OF
                                  FOR        LOANS TO         FOR        LOANS TO         FOR         LOANS TO
                              CREDIT LOSS   TOTAL LOANS   CREDIT LOSS   TOTAL LOANS   CREDIT LOSS    TOTAL LOANS
                              ===========   ===========   ===========   ===========   ===========    ===========
                                                                           (In thousands)
Commercial & agricultural           $3,570      9.33%       $3,290            9.41%       $3,100        10.14%

Consumer & installment              11,100     29.15%       10,413           29.31%        9,350        30.30%

Real estate mortgage                20,532     55.12%       19,500           55.44%       17,090        55.08%

Lease financing                      2,070      5.84%        1,433            5.13%        1,290         3.91%

Other                                    -      0.56%            -            0.71%            -         0.57%
                                    ------    ------        ------          ------        ------       ------
     TOTAL                         $37,272    100.00%      $34,636          100.00%      $30,830       100.00%
                                    ======    ======        ======          ======        ======       ======



                                                   1993                         1992
                                        ALLOWANCE          % OF        ALLOWANCE       % OF
                                           FOR           LOANS TO         FOR        LOANS TO
                                       CREDIT LOSS      TOTAL LOANS   CREDIT LOSS   TOTAL LOANS
                                       ===========      -----------   -----------   -----------

   Commercial & agricultural               $3,020          11.07%       $5,550          23.16%

   Consumer & installment                   7,620          27.73%        7,355          30.40%

   Real estate mortgage                    16,123          55.04%       10,426          41.96%

   Lease financing                            705           3.30%          785           3.11%

   Other                                        -           2.86%            -           1.37%
                                           ------         ------        ------         ------
        TOTAL                             $27,468         100.00%      $24,116         100.00%
                                           ======         ======        ======         ======

         The following table sets forth certain information with respect to the Company's loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 1996.

                                               1996               1995               1994               1993               1992
                                               ----               ----               ----               ----               ----
                                                                               (In thousands)
LOANS
Average loans for the
  period                                   $ 2,410,746        $ 2,146,967        $ 1,881,922        $ 1,675,048        $ 1,550,745
                                           ===========        ===========        ===========        ===========        ===========

ALLOWANCE FOR CREDIT
  LOSSES
Balance, beginning
  of period                                     34,636             30,830             27,468             24,116             21,106
Loans charged off:
Commercial & agricultural                       (1,197)              (448)            (1,479)              (374)            (1,662)
Consumer & installment                          (5,969)            (3,550)            (3,146)            (5,030)            (5,214)
Real estate mortgage                              (808)              (715)            (1,217)            (2,128)            (4,810)
Lease financing                                    (30)                (1)               (19)              (144)              (169)
                                           -----------        -----------        -----------        -----------        -----------
Total loans charged  off                        (8,004)            (4,714)            (5,861)            (7,676)           (11,855)
                                           -----------        -----------        -----------        -----------        -----------

Recoveries:
Commercial & agricultural                          427                 99              1,539                169                348
Consumer & installment                           1,163              1,084              1,271              1,326              1,409
Real estate mortgage                               241                366                412                325                169
Lease financing                                      5                 18                 55                176                 96
                                           -----------        -----------        -----------        -----------        -----------
Total recoveries                                 1,836              1,567              3,277              1,996              2,022
                                           -----------        -----------        -----------        -----------        -----------

Net charge-offs                                 (6,168)            (3,147)            (2,584)            (5,680)            (9,833)
Provision charged to
  operating expense                              8,804              6,206              5,946              9,032             12,843
Acquisitions                                        --                747                 --                 --                 --
                                           -----------        -----------        -----------        -----------        -----------
Balance, end of period                     $    37,272        $    34,636        $    30,830        $    27,468        $    24,116
                                           ===========        ===========        ===========        ===========        ===========

RATIOS
Net charge-offs to
  average loans                                   0.26%              0.15%              0.14%              0.34%              0.63%
                                           ===========        ===========        ===========        ===========        ===========

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

         The following table shows the classification of deposits on an average basis for the three years ended December 31, 1996.

                                                                YEARS ENDED DECEMBER 31
                                   --------------------------------------------------------------------------------
                                               1996                      1995                       1994
                                   --------------------------------------------------------------------------------
                                     Average        Average    Average         Average     Average          Average
                                     Amount          Rate       Amount           Rate       Amount           Rate
                                     ------          ----       ------           ----       ------           ----
                                                         (Dollars in thousands)
     Non-interest bearing
       demand deposits             $  383,897          --     $  361,120           --     $  364,451           --

     Interest bearing
       demand deposits                700,863        2.91%       654,151         2.71%       618,929         2.64%

     Savings                          371,514        4.02%       300,278         3.97%       292,908         3.25%

     Time                           1,526,564        5.46%     1,416,901         5.47%     1,237,205         4.32%
                                   ----------                 ----------                  ----------

         TOTAL DEPOSITS            $2,982,838                 $2,732,450                  $2,513,493
                                   ==========                 ==========                  ==========



         Time deposits of $100,000 and over including certificates of deposits of $100,000 and over at December 31, 1996, had maturities as follows:

                                                                             DECEMBER 31, 1996
                                                                             -----------------
                                                                               (In thousands)
                           Three months or less                                  $111,204
                           Over three months through six months                    96,670
                           Over six months through twelve months                   54,377
                           Over twelve months                                     136,872
                                                                                 --------

                                    TOTAL                                        $399,123
                                                                                 ========

         Return on Equity and Assets

         Return on average common equity, average assets, and the dividend payout ratio are based on net income for the three years ended December 31, 1996, as presented below:

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                            1996     1995     1994
                                                            ----     ----     ----
                  Return on average common equity          14.31%   13.23%   12.75%
                  Return on average assets                  1.24     1.13     1.07
                  Dividend payout ratio                    34.65    34.37    32.69

         The Company's average common equity as a percent of average assets was 8.68%, 8.52% and 8.35% for 1996, 1995 and 1994, respectively.

         Short-Term Borrowings

         See Note 8 of Notes to Consolidated Financial Statements on pages 29 and 30 of the Company's 1996 Annual Report to Shareholders incorporated herein by reference.

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

                  BOM owns 78 of its 101 branch banking facilities. The remaining 23 branch banking facilities are occupied under leases varying in length from one to 12 years. BOM also owns several buildings in the Hattiesburg, Mississippi, area (which provide space for certain of BOM's Southern Region activities including warehouse requirements, mortgage lending, trust services, lease servicing and central operations), an operations center near the Tupelo Municipal Airport (which provides operational support for VOL as well), an office building in downtown Jackson, Mississippi (which has approximately 86,000 square feet of space, of which BOM uses approximately two-thirds for banking activities while leasing or holding for lease the remaining 28,000 square feet) and an office building in downtown Gulfport, Mississippi (which has approximately 85,000 square feet of space, of which BOM uses approximately 7,500 square feet for banking activities while leasing or holding for lease the remaining portion of the building).

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

                  VOL owns 22 of its 30 branch banking facilities. The remaining 8 branch banking facilities are occupied under leases varying in length from one to 30 years.

                  VOL considers all its building and leased premises to be in good condition. VOL also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by VOL are not material.

         c. Personal Finance Company - This wholly-owned subsidiary of BOM occupies 36 leased offices, with the unexpired terms varying in length from one to five years. The average size of these leased offices is approximately 1,000 square feet with average annual rent of approximately $8,000. All these premises are considered to be in good condition.

         d. TC Finance, Inc.- This wholly-owned subsidiary of VOL occupies 9 leases offices with the unexpired terms varying in length from one to five years.

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

         No matter was submitted to a vote of security holders during the fourth quarter of 1996.

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

         1996:                                      High         Low
                                                    ----         ---
                  4th quarter                     $ 28.25      $ 23.75
                  3rd quarter                       24.00        21.50
                  2nd quarter                       25.00        21.50
                  1st quarter                       25.50       21.125
         1995:
                  4th quarter                     $23.875      $ 20.25
                  3rd quarter                      20.875       19.375
                  2nd quarter                       20.00        18.00
                  1st quarter                       18.00        16.25

Holders of Record

         As of February 28, 1997, there were 7,655 shareholders of record of the Company's common stock.

Dividends

         The Company declared cash dividends totaling $0.70 per share during 1996, $0.62 during 1995 and $0.555 during 1994. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements.

Item 6. - Selected Financial Data

         The information under the caption "Selected Financial Information" on page 11 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference. The Company's long-term debt at December 31, 1996, totaled $55,778,000, at December 31, 1995, totaled $73,624,000, at December 31, 1994, totaled $67,416,000, at December 31, 1993, totaled $24,508,000 and totaled $32,541,000 at December 31, 1992.

Item 7. - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 20 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8. - Financial Statements and Supplementary Data

         The following consolidated financial statements of the Company and its subsidiaries, the report of independent auditors thereon, and the quarterly data (unaudited), appearing in the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

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

PART III

Item 10. - Directors and Executive Officers of the Registrant

         Information concerning the directors and nominees of the Company appears under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive Proxy Statement for its 1997 annual meeting, and is incorporated herein by reference.

Executive Officers of Registrant

         Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.


Name                       Offices Held                                 Age
----                       ------------                                 ---
Aubrey B. Patterson        Chairman of the Board of                     54
                           Directors and Chief
                           Executive Officer
                           of the Company and Bank
                           of Mississippi; Director of
                           the Company; Director of
                           Volunteer Bank

Charles J. McKee           Executive Vice President                     65
                           of the Company;
                           Vice Chairman,
                           Bank of Mississippi;
                           Director of Bank of
                           Mississippi and Volunteer Bank

L. Nash Allen, Jr.         Treasurer, and Chief                         52
                           Financial Officer of
                           the Company; Executive
                           Vice President, Bank of Mississippi


Kenneth R. Wilburn         Executive Vice President,                    50
                           Loan Administration
                           of the Company and
                           Bank of Mississippi

Harry R. Baxter            Vice Chariman and                            52
                           Director of Marketing
                           of the Company and Bank of Mississippi


Gary R. Harder             Senior Vice President, Audit                 52
                           and Loan Review of the Company
                           and Bank of Mississippi

Michael W. Weeks           Chairman of the Board of                     48
                           Directors and Chief Executive
                           Officer of Volunteer Bank;
                           Executive Vice President of the Company

Michael L. Sappington      Vice Chairman                                47
                           Bank of Mississippi

Gregg Cowsert              Vice Chairman and Chief                      49
                           Lending Officer
                           Bank of Mississippi

James Threadgill           Executive Vice President                     42
                           Bank of Mississippi


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

         Mr. Baxter joined the Bank of Mississippi in July 1986, as Senior Vice President and Director of Marketing. He was named Executive Vice President and Director of Marketing in August 1989 and named Vice Chariman in August 1996.

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

         Mr. Sappington joined First Mississippi National Bank in 1977 which was later merged with Bank of Mississippi in 1987. He has served as Senior Vice President and Executive Vice President. He was named Vice Chairman in August, 1996.

         Mr. Cowsert joined the Bank of Mississippi in 1990 as Senior Vice President. He has since served as Executive Vice President and was named Vice Chairman in August, 1996.

         Mr. Threadgill joined Bank of Mississippi in 1987 as Assistant Vice President. He has since served as Vice President, Community Bank President and was named Executive Vice President in August, 1996.


Item 11. - Executive Compensation

         Information concerning the remuneration of executive officers of the Company appears under the caption "Executive Compensation" on pages 7 through 13 of the Company's definitive Proxy Statement for its 1997 annual meeting , and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption

"Compensation of Directors" on page 3 of the Company's definitive Proxy Statement for its 1997 annual meeting, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and directors and executive officers of the Company appears under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 of the Company's definitive Proxy Statement for its 1997 annual meeting, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with management and others appears under the caption "Certain Relationships and Related Transactions" on page 15 of the Company's definitive Proxy Statement for its 1997 annual meeting, and is incorporated herein by reference.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1. Consolidated Financial Statements:

                  The following have been incorporated herein from the Company's 1996 Annual Report to Shareholders:
                  -Report of Independent Auditors
                  -Consolidated balance sheets as of December 31, 1996, and 1995.
                  -Consolidated statements of income for the three years ended December 31, 1996.
                  -Consolidated statements of shareholders' equity for the three years ended December 31, 1996.
                  -Consolidated statements of cash flows for the three years ended December 31, 1996.
                  -Notes to consolidated financial statements for the three years ended December 31, 1996.

         (a) 2. Consolidated Financial Statement Schedules:
                  All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (a) 3.   Exhibits:
                  (3)(a)   Articles of incorporation, as amended. (1)
                     (b)   Bylaws. (2)
                  (4)      Specimen Common Stock Certificate. (3)
                 (10)(a) Stock Bonus Agreement between Bancorp of Mississippi, Inc., and Aubrey B. Patterson, Jr., dated November 6, 1987, and Escrow Agreement between Bank of Mississippi and Aubrey B. Patterson, Jr., dated November 6, 1987. (4)(9)
                     (b) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (5)(9)
                     (c)   1995 Stock Incentive Plan. (3)(9)
                     (d) 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (3)(9)
                     (e) Stock Bonus Agreement between BancorpSouth, Inc. and Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks dated January 17, 1995 (8)(9)
                 (11)      Statement re computation of per share earnings.
                 (13)(a) Managements' Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 20 of the 1996 Annual Report to Shareholders.
                           (6)
                     (b) Consolidated Financial Statements and Notes thereto and Independent Auditors Report on pages 21 through 40 of the 1996 Annual Report to Shareholders. (6)

                     (c) Summary of Quarterly Results on page 12 of the 1996 Annual Report to Shareholders. (6)
                     (d) Selected Financial Information on page 11 of the 1996 Annual Report to Shareholders. (6)
                 (22)      Subsidiaries of the Registrant.
                 (23)      Consent of Independent Accountants.
                 (27)      Financial Data Schedule (for SEC use only).
                 (28) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (7)(9)
(1) Filed as exhibits 3.1 and 3.2 to the Company's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1985 (file number 0-10826), and incorporated by reference thereto.
(3) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 (file number 0-10826), and incorporated by reference thereto.
(4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1987 (file number 0-10826), and incorporated by reference thereto.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
(6) Furnished for the information of the Commission only and not deemed "filed" as part of this Report on Form 10-K except for those portions which are specifically incorporated herein by reference.
(7) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
(8) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 (file number 0-1-826), and incorporated by reference thereto.
(9)      Compensatory plans or arrangements.

              (b)          Reports on Form 8-K:

                           A current report on Form 8-K dated October 8, 1996 was filed with the Securities and Exchange Commission during the fourth quarter of 1996 reporting an event under Item 5-Other Events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BancorpSouth, Inc.


DATE: March 26, 1997                          /s/ Aubrey B. Patterson
                                             -----------------------------------
                                             Aubrey B. Patterson
                                             Chairman of the Board
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    Chairman of the Board, Chief Executive
                                    Officer (Principal Executive Officer)
 /s/ Aubrey B. Patterson            and Director                                 March 26, 1997
------------------------------
Aubrey B. Patterson


                                    Treasurer (Principal Financial and
 /s/ Nash Allen, Jr.                Accounting Officer)                          March 26, 1997
------------------------------
L. Nash Allen, Jr.


                                    Director                                     March 26, 1997
------------------------------
S. H. Davis


                                    Director                                     March 26, 1997
------------------------------
Hassell Franklin


                                    Director                                     March 26, 1997
------------------------------
Fletcher H. Goode, M.D.


                                    Director                                     March 26, 1997
------------------------------
J. Louis Griffin, Jr.


                                    Director                                     March 26, 1997
------------------------------
W. G. Holliman, Jr.


                                    Director                                     March 26, 1997
------------------------------
Douglas Jumper

 /s/ Turner O. Lashlee              Director                                     March 26, 1997
------------------------------
Turner O. Lashlee


 /s/ Alan W. Perry                  Director                                     March 26, 1997
------------------------------
Alan W. Perry


                                    Director                                     March 26, 1997
------------------------------
Frank A. Riley


                                    Director                                     March 26, 1997
------------------------------
Travis E. Staub


                                    Director                                     March 26, 1997
------------------------------
Andrew R. Townes, DDS


                                    Director                                     March 26, 1997
------------------------------
Lowery A. Woodall





30