Form 10-Q
period 1997-03-31
BANCORPSOUTH INC
filed 1997-05-14
CIK 701853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                     FORM 10Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1997

                                        OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
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

On March 31, 1997, the registrant had outstanding 22,220,805 shares of common stock, par value $2.50 per share.

                                BANCORPSOUTH, INC.

                                     CONTENTS
                                                                 PAGE
PART I. Financial Information
        ITEM  1   Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  March 31, 1997, and December 31, 1996........... 3

                  Consolidated Condensed Statements of Income
                  Three Months Ended March 31, 1997 and 1996...... 4

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 1997 and 1996...... 5

                  Notes to Consolidated Condensed Financial
                  Statements...................................... 6

        ITEM  2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations... 7

        PART II.  Other Information

        ITEM  6.  Exhibits and Reports on Form 8-K .............. 11

                                     PART I
                              FINANCIAL INFORMATION
                                BANCORPSOUTH, INC.
                       Consolidated Condensed Balance Sheets

                                   (Unaudited)

                                                        March 31     December 31
                                                            1997            1996
   (In Thousands)
ASSETS
Cash and due from banks                                 $135,688        $150,920
Interest bearing deposits with other banks                 4,576          18,715
Held-to-maturity securities, at amortized cost           593,510         530,066
Federal funds sold                                       117,900          70,300
Loans                                                  2,602,087       2,554,118
  Less:  Unearned discount                                85,082          84,784
            Allowance for credit losses                   38,127          37,272
Net loans                                              2,478,878       2,432,062
Available-for-sale securities                            275,694         230,739
Mortgages held for sale                                   25,601          25,728
Premises and equipment, net                               92,655          90,939
Other assets                                              85,416          67,770
TOTAL ASSETS                                          $3,809,918      $3,617,239

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                         $416,266        $450,470
                  Interest bearing                       778,457         724,871
  Savings                                                452,343         408,380
  Time                                                 1,678,403       1,577,657
Total deposits                                         3,325,469       3,161,378
Federal funds purchased and securities
   sold under repurchase agreements                       32,163          33,636
Long-term debt                                            55,038          56,078
Other liabilities                                         61,194          50,823
TOTAL LIABILITIES                                      3,473,864       3,301,915
SHAREHOLDERS' EQUITY
Common stock                                              55,990          52,911
Capital surplus                                           95,869          84,616
Unrealized gain on
  available-for-sale securities                            1,220           2,280
Retained earnings                                        186,116         177,741
Less cost of shares held in treasury                      (3,141)         (2,224)
TOTAL SHAREHOLDERS' EQUITY                               336,054         315,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $3,809,918      $3,617,239

See accompanying notes to consolidated condensed financial statements.

                                BANCORPSOUTH, INC.
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                         Three months ended
                                                              March 31
                                                         1997              1996
                                    (In thousands except for per share amounts)
INTEREST REVENUE
Interest & fees on loans                               $58,199          $54,509
Deposits with other banks                                   94              231
Interest on federal funds sold                           1,368              607
Interest on held-to-maturity securities:
  U. S. Treasury                                         1,707              605
  U. S. Government agencies & corporations               5,549            5,026
  Obligations of states & political subdivision          2,152            1,763
  Other                                                                      18
Interest and dividends on available-for-sale se          3,612            3,623
Interest on mortgages held for sale                        411              432
  Total interest revenue                                73,092           66,814
INTEREST EXPENSE:
Interest on deposits                                    32,657           28,707
Interest on federal funds purchased & securities
  sold under repurchase agreements                         399              455
Other interest expense                                     847            1,396
  Total interest expense                                33,903           30,558
  Net interest revenue                                  39,189           36,256
Provision for credit losses                              1,481            1,444
  Net interest revenue, after provision for
    credit losses                                       37,708           34,812
OTHER REVENUE:
Mortgage lending                                         1,829            1,290
Trust income                                               754              587
Service charges                                          4,430            4,079
Security gains (losses), net                                55              221
Life insurance income                                    1,050              933
Other                                                    2,634            1,746
  Total other revenue                                   10,752            8,856
OTHER EXPENSE:
Salaries and employee benefits                          15,603           15,699
Occupancy, net                                           2,036            2,033
Equipment                                                2,808            2,317
Deposit insurance premiums                                  48              211
Other                                                   10,666            9,406
  Total other expense                                   31,161           29,666
  Income before income taxes                            17,299           14,002
Income tax expense                                       5,663            4,553
  Net income                                           $11,636           $9,449

  Net income per share                                   $0.52            $0.45
  Dividends declared per share                           $0.19            $0.17

See accompanying notes to consolidated condensed financial statements.

                               BANCORPSOUTH, INC.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                      1997            1996
                                                       (In Thousands)
Net cash provided (used) by operating activit      $18,378         ($5,721)

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                       17,783          38,736
Proceeds from calls and maturities of
  available-for-sale securities                     45,255          53,378
Proceeds from sales of
  available-for-sale securities                      1,450             176
Purchases of held-to-maturity securities           (37,224)        (61,057)
Purchases of available-for-sale securities         (85,098)        (69,668)
Net increase in short-term
  investments                                      (18,500)        (11,600)
Net increase in loans                              (17,391)        (48,571)
Purchases of premises and equipment                 (4,264)         (3,642)
Other                                               (9,340)         (1,607)

Net cash used by investing activities             (107,329)       (103,855)

Financing activities:
Net increase in deposits                            62,305          89,828
Net increase (decrease) in short-term
  borrowings and other liabilities                   3,547          10,305
Increase (decrease) in long-term debt               (1,040)          8,884
Payment of cash dividends                           (3,997)         (3,566)
Issuance of common stock                                80              28
Purchase of treasury stock                          (1,315)             -

Net cash provided by financing activities           59,580         105,479

Increase in cash and cash
  equivalents                                      (29,371)         (4,097)
Cash and cash equivalents at beginning of
  period                                           169,635         165,815
Cash and cash equivalents at end of period        $140,264        $161,718

See accompanying notes to consolidated condensed financial statements

                               BANCORPSOUTH, INC.
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. The computation of net income per share is based upon the weighted average number of common shares outstanding (22,484,671 and 21,230,110 for the three months ended March 31, 1997 and 1996, respectively).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The following discussion provides certain information concerning the consolidated financial condition and results of operations of BancorpSouth, Inc. (the "Company"), a bank holding company and the parent of Bank of Mississippi ("BOM") and Volunteer Bank ("VOL"). This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 1997 and 1996.


RESULTS OF OPERATIONS

Net Income

   The Company's net income for the first quarter of 1997 was $11.64 million, an increase of 23.2% from $9.45 million in the first quarter of 1996. Net income per common share for the first quarter of 1997 was $0.52, an increase of 15.6% from $0.45 for the same period in 1996. The annualized returns on average assets for the first quarter of 1997 and 1996 were 1.25% and 1.13%, respectively.

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

   Net interest revenue was $40.1 million for the three months ended March 31, 1997, compared to $37.2 million for the same period in 1996. Earning assets averaged $3.49 billion in the first quarter of 1997, compared with $3.08 billion in the respective period in 1996. Average interest-bearing liabilities were $2.94 billion in the first quarter of 1997, compared with $2.63 billion for the same period of 1996.

   Net interest revenue, expressed as a percentage of average earning assets, was 4.68% for the first quarter of 1997, as compared to 4.86% for the same period of 1996. This decrease in net interest margin is primarily due to the fact that the average rate paid on interest-sensitive liabilities rose at a faster pace than did the average yield earned on interest-earning assets.

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

   The provision for credit losses totaled $1.48 million for the first quarter of 1997, compared to $1.44 million for the same period of 1996. This increase is due to the growth in the Company's loan portfolio. The allowance for credit losses as a percent of loans outstanding was 1.51% at the end of the first quarter 1997 and at December 31, 1996.

Other Revenue

Other revenue for the quarter ended March 31, 1997 totaled $10.75 million, compared to $8.86 million for the same period of 1996, a 21.4 % increase. Mortgage lending revenue of $1,829,000 was reported in the first quarter of 1997, compared to $1,290,000 in the same period of 1996. Trust income increased 28.5% and life insurance income increased 12.5% in the first quarter of 1997 compared to the same period in 1996. Service charges on deposit accounts increased 8.61%. Net security gains were $55,000 in first quarter 1997 compared to a net gain of $221,000 in 1996.

Other Expense

   Other expense totaled $31.16 million for the first quarter of 1997, a 5.0 % increase over 1996's expense for the same period. Occupancy expense showed a modest increase for the first quarter compared to prior year. Deposit insurance was $48,000 for the quarter ended March 31, 1996 compared to $211,000 for the same period last year. The decrease is the result of lower assessment rates for 1997 for the Company's deposits. Expense of $6,000 related to outstanding stock appreciation rights is included in other expense for the first quarter of 1997 compared to expense of $1,134,000 for the same quarter of 1996. The components of other expense reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

   Income tax expense was $5.66 million for the first quarter of 1997 (an effective tax rate of 32.7%) and $4.55 million for the first quarter 1996 (an effective tax rate of 32.5%). The relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment continues to decrease while the Company's taxable net income continues to increase.


FINANCIAL CONDITION

Loans

   The loan portfolios of the Company's bank subsidiaries make up the largest single component of the Company's earning assets. The portfolio, net of enearned discount, totaled $2.48 billion at March 31, 1997, which represents a 1.92% increase from $2.43 billion at December 31, 1996. Non-performing loans were 0.49 % of all loans outstanding at March 31, 1997 compared to 0.43% at December 31, 1996.

Securities and Other Earning Assets

   The securities portfolios are used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 1997 were $593.5 million, compared with $530.0 million at the end of 1996, a 11.97% increase. Available-for-sale securities were $275.7 million at March 31, 1997, compared to $230.7 million at December 31, 1996, a 19.48% increase.

Deposits

   Total deposits at the end of the first quarter were $3.33 billion as compared to $3.16 billion at December 31, 1996, representing a 5.19% increase. Deposits continue to be the Company's primary source of funds with which to support its earning assets.

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

CAPITAL RESOURCES

   The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At March 31, 1997, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was

12.26% and 13.51%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.56% at March 31, 1997, compared to the required minimum leverage capital ratio of 3%.

   The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BancorpSouth, Inc.
                                     (Registrant)



DATE:  May 13, 1997                ____________________________________
                                   L. Nash Allen, Jr.
                                   Treasurer and
                                   Chief Financial Officer