Form 10-K/A
period 1996-12-31
BANCORPSOUTH INC
filed 1997-06-27
CIK 701853

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

For the transition period from __________ to ___________

Commission file number 0-10826
                       -------


                               BancorpSouth, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Mississippi                                     64-0659571
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       One Mississippi Plaza
       Tupelo, Mississippi                                  38801
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (601) 680-2000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of Each Exchange on
              Title of Each Class                Which Registered
              -------------------            ------------------------

         COMMON STOCK, $2.50 PAR VALUE       NEW YORK STOCK EXCHANGE
         COMMON STOCK PURCHASE RIGHTS        NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $2.50 PAR VALUE
                          -----------------------------
                          COMMON STOCK PURCHASE RIGHTS
                          ----------------------------
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II of this Report.

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders held April 22, 1997 are incorporated by reference into Part III of this Report.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Consolidated Financial Statements:

                  The following have been incorporated herein from the Company's 1996 Annual Report to Shareholders:

                  -Report of Independent Auditors
                  -Consolidated balance sheets as of December 31, 1996 and 1995 -Consolidated statements of income for the three years ended
                   December 31, 1996
                  -Consolidated statements of shareholders' equity for the three years ended December 31, 1996
                  -Consolidated statements of cash flows for the three years ended December 31, 1996
                  -Notes to consolidated financial statements for the three
                   years ended December 31, 1996

                  The following are filed herewith:

                  -BancorpSouth, Inc. Salary Deferral-Profit Sharing Employee
                   Stock Ownership Plan Financial Statements and Schedules, December 31, 1996 and 1995.

                  2.       Exhibits:

                   (23) Consent of Independent Accountants

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 1996 AND 1995

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


The Employee Compensation and Fringe Benefit Committee
BancorpSouth, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Stock Ownership Plan as of December 31, 1996 and 1995, and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Ownership Plan at December 31, 1996 and 1995, and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 and 2 is presented for purposes of additional analysis and complying with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /s/ KPMG Peat Marwick LLP

May 15, 1997

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           DECEMBER 31, 1996 AND 1995



                                                               1996         1995
                                                               ----         ----
INVESTMENTS (NOTE 3):
    Investments in common trust funds:
      Bank of Mississippi Income Fund                      $ 2,282,783    1,931,515
      Bank of Mississippi Equity Fund                               --    2,601,809
    Investment in mutual fund:
      Montag and Caldwell Growth Fund                        3,811,943           --
    Common stock of BancorpSouth, Inc.                      58,488,259   39,070,026
    U.S. Government and agency obligations                   1,317,441    1,245,143
    Certificates of deposit                                    466,561      660,614
    Participant loans                                          151,283      112,768
                                                           -----------   ----------
                                                            66,518,270   45,621,875
Accrued interest and dividends receivable                      426,765      322,872
Cash in interest-bearing deposit accounts and
    money market accounts                                    1,271,513      536,587
                                                           -----------   ----------

                  NET ASSETS AVAILABLE FOR PLAN BENEFITS   $68,216,548   46,481,334
                                                           ===========   ==========


See accompanying notes to financial statements.

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                    1996         1995         1994
                                                    ----         ----         ----
Investment income:
    Net appreciation in fair value of
      investments (note 3)                      $15,854,765    6,510,598      632,946
    Interest                                        138,332      120,366      117,600
    Dividends                                     1,511,292    1,166,964      982,127
                                                -----------   ----------   ----------
                      TOTAL INVESTMENT INCOME    17,504,389    7,797,928    1,732,673
                                                -----------   ----------   ----------
Contributions:
    Employer                                      1,650,516    1,463,085    1,387,056
    Employee - salary deferral                    2,539,285    2,172,287    1,969,113
    Rollover (note 6)                             1,909,565           --           --
                                                -----------   ----------   ----------
                      TOTAL CONTRIBUTIONS         6,099,366    3,635,372    3,356,169
                                                -----------   ----------   ----------
                                                 23,603,755   11,433,300    5,088,842
Benefits paid to participants                     1,868,541    1,860,420    1,485,454
                                                -----------   ----------   ----------
                      NET INCREASE               21,735,214    9,572,880    3,603,388

Net assets available for plan benefits:
    Beginning of year                            46,481,334   36,908,454   33,305,066
                                                -----------   ----------   ----------
    End of year                                 $68,216,548   46,481,334   36,908,454
                                                ===========   ==========   ==========


See accompanying notes to financial statements.

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995



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

         (c)      INVESTMENT PROGRAMS

                  The investment programs of the Plan are as follows:

                           Fund A - Consists of shares of common stock of the
                                    Company and participant loans.

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

         (e)      PARTICIPANTS' ACCOUNTS

                  Two separate accounts are maintained for each participant. All amounts contributed by the participant together with earnings thereon, and other adjustments are maintained in an "employee deferral account." Matching amounts contributed by the Company are maintained in a separate "employer contribution account" together with similar adjustments.

         (f)      VESTING

                  Each participant is 100 percent vested in all amounts in their employee deferral account. Vesting in the employer contribution account is as follows: 33-1/3% after two years, 66-2/3% after three years, 100% after four years.

         (g)      PAYMENT OF BENEFITS

                  Upon termination of service, death or permanent disability, a participant may elect to receive either a lump-sum amount equal to the value of his account, or monthly installments over a 5 to 15-year period. The monthly benefits cannot be paid over a period longer than a participant's life expectancy or for more than 5 years following his death. For distributions from Fund A, the employee may elect to receive stock of the Company or a cash amount equal to the fair value of the stock.


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

         INCOME TAXES

         The Plan is exempt from federal income taxes in accordance with the provisions of the Internal Revenue Code. A favorable determination letter, dated August 12, 1985, was received from the Internal Revenue Service. Amounts contributed by the Company are not taxed to the employee until a distribution from the Plan is received.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period.




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

                                                                        1996                                  1995
                                                        ----------------------------------  -------------------------------------
                                                        NUMBER OF                           NUMBER OF
                                                        SHARES OR                           SHARES OR
                                                        PRINCIPAL                           PRINCIPAL
                                                          AMOUNT      COST      FAIR VALUE    AMOUNT       COST        FAIR VALUE
                                                          ------      ----      ----------    ------       ----        ----------
FUND A:
    Common stock - BancorpSouth, Inc.                   2,107,685  $27,848,906  58,488,259  1,929,384  $23,288,480     39,070,026
    Participant loans                                          --      151,283     151,283         --      112,768        112,768
                                                                   -----------  ----------             -----------     ----------
                                                                    28,000,189  58,639,542              23,401,248     39,182,794
                                                                   -----------  ----------             -----------     ----------

FUND B:
    U.S. Government Securities - treasury notes           210,000      209,600     214,303    320,000      320,962        330,850
    U.S. Government Agencies:
      Federal Farm Credit Bank notes                      100,000      100,382     102,809    200,000      200,397        206,605
      Federal Home Loan Bank notes                        250,000      250,007     247,658    250,000      250,007        252,265
      Federal National Mortgage Association notes         750,000      750,228     752,671    450,000      451,915        455,423
    Time deposits:
      Bank of Mississippi certificates of deposit         286,561      286,561     286,561    480,614      480,614        480,614
      Other certificates of deposit                       180,000      180,000     180,000    180,000      180,000        180,000
                                                                   -----------  ----------             -----------     ----------
                                                                     1,776,778   1,784,002               1,883,895      1,905,757
                                                                   -----------  ----------             -----------     ----------

FUND C:
    Common trust funds:
      Bank of Mississippi income fund                     122,565    1,680,256   2,282,783    106,233    1,390,279      1,931,515
      Bank of Mississippi equity fund                          --           --          --     16,603      564,128      1,488,297
    Mutual fund - Montag and Caldwell growth fund         111,176    1,733,309   2,016,727         --           --             --
                                                                   -----------  ----------             -----------     ----------
                                                                     3,413,565   4,299,510               1,954,407      3,419,812
                                                                   -----------  ----------             -----------     ----------

FUND E:
    Common  trust fund - Bank of Mississippi equity fund       --           --          --     12,422      767,552      1,113,512
    Mutual fund - Montag and Caldwell growth fund          98,964    1,544,701   1,795,216         --           --             --
                                                                   -----------  ----------             -----------     ----------
                                                                     1,544,701   1,795,216                 767,552      1,113,512
                                                                   -----------  ----------             -----------     ----------

             TOTAL INVESTMENTS                                     $34,735,233  66,518,270             $28,007,102     45,621,875
                                                                   ===========  ==========             ===========     ==========


                                  (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS



         The Plan's investments, including investments bought, sold, and held during the year appreciated (depreciated) in fair value during the years ended December 31, 1996, 1995 and 1994, respectively, as follows:

                                                                       1996          1995          1994
                                                                       ----          ----          ----
         NET APPRECIATION (DEPRECIATION) IN FAIR VALUE:
              Common Trust and Mutual Funds                        $ 1,034,286     1,057,099      (56,725)
              Common stock of BancorpSouth, Inc.                    14,840,969     5,396,989      744,584
              U.S. Government and agency obligations                   (20,490)       56,510      (54,913)
                                                                   -----------     ---------      -------

                     NET APPRECIATION IN FAIR VALUE                $15,854,765     6,510,598      632,946
                                                                   ===========     =========      =======

         The Company had a two-for-one stock split during 1995. Information relating to share data has been retroactively adjusted to reflect this stock split.

(4)      PARTICIPANT-DIRECTED INVESTMENT PROGRAMS

         Net assets available for benefits at December 31, 1996 and 1995 and changes in net assets available for plan benefits by investment fund for the years ended December 31, 1996, 1995 and 1994 are as follows:




                                  (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS


                                                                                1996
                                           -----------------------------------------------------------------------------
                                                     NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                           -----------------------------------------------------------------------------
                                              FUND A       FUND B       FUND C       FUND D        FUND E        TOTAL
                                              ------       ------       ------       ------        ------        -----
ASSETS, AT CURRENT VALUE:
    Investments in common trust funds:
      Bank of Mississippi income fund      $        --           --    2,282,783           --            --    2,282,783
    Investment in mututal fund:
      Montag and Caldwell growth fund               --           --    2,016,727           --     1,795,216    3,811,943
    Common stock of BancorpSouth, Inc.      58,488,259           --           --           --            --   58,488,259
    U.S. Government and agency
      obligations                                   --    1,317,441           --           --            --    1,317,441
    Certificates of deposit                         --      466,561           --           --            --      466,561
    Participant loans                          151,283           --           --           --            --      151,283
                                           -----------   ----------    ---------   ----------    ----------   ----------
                                            58,639,542    1,784,002    4,299,510           --     1,795,216   66,518,270

    Accrued interest and dividends
      receivable                               400,460       26,305           --           --            --      426,765
    Cash in interest-bearing deposit
      accounts and money market accounts       520,717      275,056       30,268      380,931        64,541    1,271,513
                                           -----------   ----------    ---------   ----------    ----------   ----------

         TOTAL ASSETS AVAILABLE
           FOR PLAN BENEFITS               $59,560,719    2,085,363    4,329,778      380,931     1,859,757   68,216,548
                                           ===========   ==========    =========   ==========    ==========   ==========


                                                                               1996
                                           -----------------------------------------------------------------------------
                                                                       CHANGES IN NET ASSETS
                                                           AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                           -----------------------------------------------------------------------------
                                              FUND A       FUND B       FUND C       FUND D        FUND E        TOTAL
                                              ------       ------       ------       ------        ------        -----
Investment income:
    Net appreciation (depreciation) in
      fair value of investments            $14,840,969      (20,490)     588,556           --       445,730   15,854,765
    Interest                                    12,408      125,924           --           --            --      138,332
    Dividends                                1,473,567        4,860        3,734       25,664         3,467    1,511,292
                                           -----------   ----------    ---------   ----------    ----------   ----------

         TOTAL INVESTMENT INCOME            16,326,944      110,294      592,290       25,664       449,197   17,504,389
Contributions:
    Employer                                 1,650,516           --           --           --            --    1,650,516
    Employee - salary deferral               2,114,836       60,615      163,214        9,523       191,097    2,539,285
    Rollover                                        --           --           --    1,909,565            --    1,909,565
                                           -----------   ----------    ---------   ----------    ----------   ----------

         TOTAL CONTRIBUTIONS                 3,765,352       60,615      163,214    1,919,088       191,097    6,099,366
Transfers                                    1,237,724      101,192      232,562   (1,710,413)      138,935           --
Benefits paid to participants                1,393,043      210,498       99,473      112,445        53,082    1,868,541
                                           -----------   ----------    ---------   ----------    ----------   ----------

         NET INCREASE                       19,936,977       61,603      888,593      121,892       726,147   21,735,214
Net assets available for plan benefits:
    Beginning of year                       39,623,742    2,023,760    3,441,185      259,037     1,133,610   46,481,334
                                           -----------   ----------    ---------   ----------    ----------   ----------
    End of year                            $59,560,719    2,085,363    4,329,778      380,931     1,859,757   68,216,548
                                           ===========   ==========    =========   ==========    ==========   ==========


                                   (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS


                                                                                1995
                                           ---------------------------------------------------------------------------
                                                     NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                           ---------------------------------------------------------------------------
                                              FUND A       FUND B      FUND C       FUND D       FUND E        TOTAL
                                              ------       ------      ------       ------       ------        -----
ASSETS, AT CURRENT VALUE:
    Investments in common trust funds:
      Bank of Mississippi Income Fund      $        --          --    1,931,515           --           --    1,931,515
      Bank of Mississippi Equity Fund               --          --    1,488,297           --    1,113,512    2,601,809
    Common stock of BancorpSouth, Inc.      39,070,026          --           --           --           --   39,070,026
    U.S. Government and agency
      obligations                                   --   1,245,143           --           --           --    1,245,143
    Certificates of deposit                         --     660,614           --           --           --      660,614
    Participant loans                          112,768          --           --           --           --      112,768
                                           -----------   ---------   ----------    ---------   ----------   ----------
                                            39,182,794   1,905,757    3,419,812           --    1,113,512   45,621,875

    Accrued interest and dividends
      receivable                               299,055      23,817           --           --           --      322,872
    Cash in interest-bearing deposit
      accounts and money market accounts       141,893      94,186       21,373      259,037       20,098      536,587
                                           -----------   ---------   ----------    ---------   ----------   ----------

                TOTAL ASSETS AVAILABLE
                  FOR PLAN BENEFITS        $39,623,742   2,023,760    3,441,185      259,037    1,133,610   46,481,334
                                           ===========   =========   ==========    =========   ==========   ==========


                                                                               1995
                                           ---------------------------------------------------------------------------
                                                                      CHANGES IN NET ASSETS
                                                          AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                           ---------------------------------------------------------------------------
                                              FUND A       FUND B      FUND C       FUND D       FUND E        TOTAL
                                              ------       ------      ------       ------       ------        -----
Investment income:
    Net appreciation in fair value
      of investments                       $ 5,396,989      56,510      765,265           --      291,834    6,510,598
    Interest                                     7,702     112,664           --           --           --      120,366
    Dividends                                1,142,246       6,629        1,333       15,571        1,185    1,166,964
                                           -----------   ---------   ----------    ---------   ----------   ----------

              TOTAL INVESTMENT INCOME        6,546,937     175,803      766,598       15,571      293,019    7,797,928
Contributions:
    Employer                                 1,463,085          --           --           --           --    1,463,085
    Employee - salary deferral               1,769,003      77,543      160,083       15,000      150,658    2,172,287
                                           -----------   ---------   ----------    ---------   ----------   ----------

              TOTAL CONTRIBUTIONS            3,232,088      77,543      160,083       15,000      150,658    3,635,372
Transfers                                      211,431     112,159     (391,285)      26,511       41,184           --
Benefits paid to participants                1,336,055     222,366      238,676       51,227       12,096    1,860,420
                                           -----------   ---------   ----------    ---------   ----------   ----------

              NET INCREASE                   8,654,401     143,139      296,720        5,855      472,765    9,572,880
Net assets available for plan benefits:
    Beginning of year                       30,969,341   1,880,621    3,144,465      253,182      660,845   36,908,454
                                           -----------   ---------   ----------    ---------   ----------   ----------

    End of year                            $39,623,742   2,023,760    3,441,185      259,037    1,133,610   46,481,334
                                           ===========   =========   ==========    =========   ==========   ==========


                                  (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS


                                                                                1994
                                           ---------------------------------------------------------------------------
                                                                        CHANGES IN NET ASSETS
                                                           AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                           ---------------------------------------------------------------------------
                                             FUND A         FUND B        FUND C       FUND D      FUND E        TOTAL
                                             ------         ------        ------       ------      ------        -----
                                          ------------    ----------    ----------    --------    --------    ----------
Investment income:
    Net appreciation (depreciation) in
      fair value of investments           $    744,584       (54,913)      (55,729)         --        (996)      632,946
    Interest                                     6,002       111,598            --          --          --       117,600
    Dividends                                  962,315         5,458         1,853      10,755       1,746       982,127
                                          ------------    ----------    ----------    --------    --------    ----------

              TOTAL INVESTMENT INCOME        1,712,901        62,143       (53,876)     10,755         750     1,732,673
Contributions:
    Employer                                 1,387,056            --            --          --          --     1,387,056
    Employee                                 1,541,095        64,957       211,964       9,176     141,921     1,969,113
                                          ------------    ----------    ----------    --------    --------    ----------

              TOTAL CONTRIBUTIONS            2,928,151        64,957       211,964       9,176     141,921     3,356,169
Transfers                                     (175,159)        1,954        90,013     (43,231)    126,423            --
Benefits paid to participants                1,267,442       114,332        47,007      50,168       6,505     1,485,454
                                          ------------    ----------    ----------    --------    --------    ----------

              NET INCREASE (DECREASE)        3,198,451        14,722       201,094     (73,468)    262,589     3,603,388
Net assets available for plan benefits:
    Beginning of year                       27,770,890     1,865,899     2,943,371     326,650     398,256    33,305,066
                                          ------------    ----------    ----------    --------    --------    ----------

    End of year                           $ 30,969,341     1,880,621     3,144,465     253,182     660,845    36,908,454
                                          ============    ==========    ==========    ========    ========    ==========

         Dividend income earned from the investment in stock of BancorpSouth, Inc. a related party was $1,473,567, $1,142,246 and $962,315 in 1996,
         1995 and 1994, respectively.

(5)      PLAN TERMINATION

         Although the Company has not expressed any intent to do so, it has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

(6)      ROLLOVER

         In December 1995, in accordance with the business combination between Wes-Tenn Bancorp, Inc. and BancorpSouth, Inc., the Board of Directors of Wes-Tenn Bancorp, Inc. elected to terminate the Wes-Tenn 401K Plan. Participants in the Wes-Tenn 401K Plan had the option of transferring their individual accounts into the Plan. In February 1996, individual accounts totaling $1,909,565 were transferred to the Plan.


                                  (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          NOTES TO FINANCIAL STATEMENTS




(7)      RECONCILIATION BETWEEN FINANCIAL STATEMENT
               AMOUNTS AND FORM 5500

         The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:

                                                                            DECEMBER 31,
                                                                   ----------------------------
                                                                       1996             1995
                                                                       ----             ----
              Net assets available for benefits
                 per the financial statements                      $68,216,548       46,481,334
              Amounts allocated to withdrawing
                 participants                                        2,934,312        1,104,490
                                                                   -----------       ----------

              Net assets available for benefits as
                 filed in Form 5500                                $65,282,236       45,376,844
                                                                   ===========       ==========

         The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                       1996             1995
                                                                       ----             ----
              Benefits paid to participants per
                 the financial statements                          $ 1,868,541        1,860,420
              Add:  Amounts allocated to withdrawing
                 participants at December 31, 1996 and 1995          2,934,312        1,104,490
              Less:  Amounts allocated to withdrawing
                 participants at December 31, 1995 and 1994         (1,104,490)        (924,512)
                                                                   -----------       ----------

              Benefits paid to participants per the
                 Form 5500                                         $ 3,698,363        2,040,398
                                                                   ===========       ==========

                                                                      Schedule 1


                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                         INVESTMENT AT END OF PLAN YEAR

                                DECEMBER 31, 1996


                                                          PAR/NUMBER                                                      FAIR
     ISSUER                        DESCRIPTION             OF SHARES      COUPON          MATURITY            COST        VALUE
     ------                        -----------             ---------      ------          --------            ----        -----
BancorpSouth, Inc.*          Common stock                  2,107,685           --                --       $27,848,906  58,488,259
Participant loans                Loans                            --    6.500-10.000  03/01/97-09/30/01       151,283     151,283
U.S. Government                  Treasury note                50,000        5.625          01/31/98            50,619      49,953
U.S. Government                  Treasury note               160,000        7.125          09/30/99           158,981     164,350
U.S. Government Agency       Federal Home Loan Bank Note     250,000        6.240          12/01/00           250,007     247,658
U.S. Government Agency       Federal National Mortgage
                                 Association Note            250,000        6.550          08/10/00           250,318     250,625
U.S. Government Agency       Federal National Mortgage
                                 Association Note            350,000        6.650          03/26/01           349,906     351,260
U.S. Government Agency       Federal National Mortgage
                                Association Note             150,000        7.100          06/04/01           150,004     150,786
U.S. Government Agency       Federal Farm Credit Bank        100,000        7.170          04/03/00           100,382     102,809
Bank of Mississippi
    Income Fund              Common trust fund               122,565           --                --         1,680,256   2,282,783
Montag & Caldwell
    Growth Fund              Mutual fund                     210,140           --                --         3,278,010   3,811,943
Bank of Mississippi, Inc.*   Certificate of deposit           75,000        5.250          02/21/97            75,000      75,000
Bank of Mississippi, Inc.*   Certificate of deposit          111,561        5.500          10/06/97           111,561     111,561
Bank of Mississippi, Inc.*   Certificate of deposit          100,000        5.350          04/08/98           100,000     100,000
Lamar County Bank            Certificate of deposit           80,000        5.150          04/08/97            80,000      80,000
FNB Vicksburg                Certificate of deposit          100,000        6.000          02/22/98           100,000     100,000
                                                                                                          -----------  ----------
                                                                                                          $34,735,233  66,518,270
                                                                                                          ===========  ==========


* Both BancorpSouth and Bank of Mississippi are parties in interest to the Plan.

                                                                      Schedule 2


                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS

                          YEAR ENDED DECEMBER 31, 1996



                                                         TOTAL
                                       NUMBER OF        PURCHASE        SELLING          GAIN
   DESCRIPTION OF SECURITY           TRANSACTIONS      PRICE/COST        PRICE          (LOSS)
   -----------------------           ------------      ----------        -----          ------
PURCHASES:
    Common stock of
       BancorpSouth, Inc.*                 67          $4,922,646              --            --
    Mutual funds:
       Montag and Caldwell
          Growth Fund                       3           3,274,639              --            --
    Government Obligations Fund           373           8,613,058              --            --

SALES:
    Common Trust Funds:
       Bank of Mississippi
          Equity Fund                       2           1,536,636       3,244,639     1,708,003
    Government Obligations Fund           170           7,779,083       7,779,083            --


* Both BancorpSouth and Bank of Mississippi are parties in interest to the Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANCORPSOUTH, INC.


DATE:  June 24, 1997                    /s/ L. Nash Allen, Jr.
                                        ----------------------
                                         L. Nash Allen, Jr.
                                         Treasurer and Chief Financial Officer