Form 10-K/A
period 1996-12-31
BANCORPSOUTH INC
filed 1997-07-21
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A-2
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required, Effective October 7, 1996)

For the fiscal year ended      December 31, 1996 or
                               -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

Commission file number 0-10826


                               BancorpSouth, Inc.
             (Exact name of registrant as specified in its charter)

         Mississippi                                      64-0659571
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        One Mississippi Plaza
         Tupelo, Mississippi                                     38801
---------------------------------------                     ---------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (601) 680-2000
                                                            ---------------

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

Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $2.50 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of Class)

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

                                     PART IV

Item 8. - Financial Statements and Supplementary Data

                  The report of independent auditors on the 1996 consolidated financial statements of the Company is attached hereto to provide a conforming signature for KPMG Peat Marwick LLP.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
BancorpSouth, Inc.:

     We have audited the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company changed its method of accounting for securities to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.


Memphis, Tennessee                         /s/ KPMG Peat Marwick LLP
January 24, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BANCORPSOUTH, INC.


DATE:  July 21, 1997                     /s/ L. Nash Allen, Jr.
                                         ----------------------
                                           L. Nash Allen, Jr.
                                           Treasurer and Chief Financial Officer