Form 10-Q
period 1997-06-30
BANCORPSOUTH INC
filed 1997-08-07
CIK 701853

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

On June 30, 1997, the registrant had outstanding 22,230,107 shares of common stock, par value $2.50 per share.

                                BANCORPSOUTH, INC.

                                     CONTENTS

                                                                      PAGE
PART I.  Financial Information
         ITEM  1.  Financial Statements (unaudited)

                   Consolidated Condensed Balance Sheets
                   June 30, 1997, and December 31, 1996 ............. 3

                   Consolidated Condensed Statements of Income
                   Three and Six Months Ended June 30, 1997
                   and 1996 ......................................... 4

                   Consolidated Condensed Statements of
                   Cash Flows
                   Six Months Ended June 30, 1997 and 1996 .......... 5

                   Notes to Consolidated Condensed Financial
                   Statements ....................................... 6

         ITEM  2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations ....................................... 9

PART II. Other Information

         ITEM  4.  Submission of Matters to a Vote of Security
                   Holders .......................................... 14

         ITEM  6.  Exhibits and Reports on Form 8-K ................. 15

                                    PART I
                              FINANCIAL INFORMATION

                               BANCORPSOUTH, INC.
                   Consolidated Condensed Balance Sheets

                                  (Unaudited)              (In Thousands)
                                                         June 30     December 31
                                                            1997            1996
ASSETS
Cash and due from banks                                 $143,068        $150,920
Interest bearing deposits with other banks                 8,474          18,715
Held-to-maturity securities, at amortized cost           574,341         530,066
Federal funds sold                                        21,000          70,300
Loans                                                  2,672,766       2,554,118
  Less:  Unearned discount                                88,159          84,784
         Allowance for credit losses                      38,721          37,272
                                                      ----------      ----------
Net loans                                              2,545,886       2,432,062
Available-for-sale securities                            321,361         230,739
Mortgages held for sale                                   24,389          25,728
Premises and equipment, net                               96,150          90,939
Other assets                                              86,437          67,770
                                                      ----------      ----------
TOTAL ASSETS                                          $3,821,106      $3,617,239
                                                      ==========      ==========
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                         $430,077        $450,470
           Interest bearing                              750,490         724,871
  Savings                                                486,811         408,380
  Time                                                 1,675,385       1,577,657
                                                      ----------      ----------
Total deposits                                         3,342,763       3,161,378
Federal funds purchased and securities
   sold under repurchase agreements                       31,289          33,636
Long-term debt                                            48,928          56,078
Other liabilities                                         52,037          50,823
                                                      ----------      ----------
TOTAL LIABILITIES                                      3,475,017       3,301,915
                                                      ----------      ----------
SHAREHOLDERS' EQUITY
Common stock                                              55,990          52,911
Capital surplus                                           95,804          84,616
Unrealized gain (loss) on
  available-for-sale securities                            3,137           2,280
Retained earnings                                        194,228         177,741
Less cost of shares held in treasury                      (3,070)         (2,224)
                                                      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                               346,089         315,324
                                                      ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $3,821,106      $3,617,239
                                                      ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                                     BANCORPSOUTH, INC.
                      Consolidated Condensed Statements of Income

                                              (Unaudited)
                                                          (In thousands except for per share amounts)
                                                           Three months ended         Six months ended
                                                                 June 30                    June 30
                                                             1997        1996           1997        1996
INTEREST REVENUE:
Interest & fees on loans                                  $60,399     $55,477       $118,598    $109,986
Deposits with other banks                                      93         105            187         336
Interest on federal funds sold                              1,297         644          2,665       1,251
Interest on held-to-maturity securities:
  U. S. Treasury                                            1,817       1,006          3,524       1,611
  U. S. Government agencies & corporations                  5,274       4,856         10,823       9,882
  Obligations of states & political subdivisions            2,141       1,682          4,293       3,445
  Other                                                         -           -              -           2
Interest and dividends on available-for-sale securities     4,700       3,725          8,312       7,364
Interest on mortgages held for sale                           455         613            866       1,045
                                                         --------    --------       --------    --------
  Total interest revenue                                   76,176      68,108        149,268     134,922
                                                         --------    --------       --------    --------
INTEREST EXPENSE:
Interest on deposits                                       34,088      28,878         66,745      57,585
Interest on federal funds purchased & securities
  sold under repurchase agreements                            440         591            839       1,046
Other interest expense                                        818       1,456          1,665       2,852
                                                         --------    --------       --------    --------
  Total interest expense                                   35,346      30,925         69,249      61,483
                                                         --------    --------       --------    --------
  Net interest revenue                                     40,830      37,183         80,019      73,439
Provision for credit losses                                 2,168       3,060          3,649       4,504
                                                         --------    --------       --------    --------
  Net interest revenue, after provision for credit losses  38,662      34,123         76,370      68,935
                                                         --------    --------       --------    --------
OTHER REVENUE:
Mortgage lending                                            1,949       2,173          3,778       3,463
Trust income                                                  544         660          1,298       1,247
Service charges                                             4,642       4,409          9,072       8,488
Security gains (losses), net                                  156          57            211         278
Life insurance income                                         949       1,057          1,999       1,990
Other                                                       2,459       1,702          5,093       3,448
                                                         --------    --------       --------    --------
  Total other revenue                                      10,699      10,058         21,451      18,914
                                                         --------    --------       --------    --------
OTHER EXPENSE:
Salaries and employee benefits                             15,054      12,988         30,657      28,687
Net occupancy expense                                       2,051       2,090          4,087       4,123
Equipment expense                                           2,744       2,400          5,552       4,717
Deposit insurance premiums                                    149         148            197         359
Other                                                      11,144       9,153         21,810      18,559
                                                         --------    --------       --------    --------
  Total other expense                                      31,142      26,779         62,303      56,445
                                                         --------    --------       --------    --------
  Income before income taxes                               18,219      17,402         35,518      31,404
Income tax expense                                          5,968       6,202         11,631      10,755
                                                         --------    --------       --------    --------
  Net income                                              $12,251     $11,200        $23,887     $20,649
                                                         ========    ========       ========    ========
Net income per share                                        $0.55       $0.53          $1.06       $0.97
                                                         ========    ========       ========    ========
Dividends declared per common share                         $0.19       $0.17          $0.38       $0.34
                                                         ========    ========       ========    ========

See accompanying notes to consolidated condensed financial statements.

                                 BANCORPSOUTH, INC.
                  Consolidated Condensed Statements of Cash Flows

                                     (Unaudited)
                                                     (In Thousands)
                                                    Six Months Ended
                                                          June 30
                                                    1997            1996
Net cash provided by operating activities        $30,659         $27,281
                                                --------        --------
Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                     50,706          72,558
Proceeds from calls and maturities of
  available-for-sale securities                   79,274         105,356
Proceeds from sales of
  available-for-sale securities                    1,450           3,940
Purchases of  held-to-maturity securities        (51,057)       (125,019)
Purchases of  available-for-sale securities     (161,507)       (116,590)
Net (increase) decrease in short-term inves       78,400          29,250
Net increase in loans                            (85,684)       (123,540)
Purchases of premises and equipment              (10,726)        (13,585)
Other                                             (8,671)         (3,936)
                                                --------        --------
Net cash used by investing activities           (107,815)       (171,566)
                                                --------        --------
Financing activities:
Net increase in deposits                          79,599         134,612
Net increase (decrease) in short-term
  borrowings and other liabilities                (3,621)         13,422
Increase (decrease) in long-term debt             (7,150)          8,064
Payment of cash dividends                         (8,536)         (6,737)
Exercise of stock options                            137              96
Acquisition of treasury stock                     (1,366)            (60)
                                                --------        --------
Net cash provided by financing activities         59,063         149,397
                                                --------        --------
Increase in cash and cash equivalents            (18,093)          5,112
Cash and cash equivalents at beginning of
  period                                         169,635         165,815
                                                --------        --------
Cash and cash equivalents at end of period      $151,542        $170,927
                                                --------        --------

See accompanying notes to consolidated condensed financial statements.

                                BANCORPSOUTH, INC.
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPALS OF
         CONSOLIDATION
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustment were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.
     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, West Tennessee Life Insurance Company, Personal Finance Corporation and TC Finance, Inc. Prior to June 20, 1997, Volunteer Bank ("VOL") and Bank of Mississippi ("BOM") were wholly-owned subsidiaries of the Company. On that date, VOL was merged with and into BOM and BOM's name was changed to BancorpSouth Bank.

NOTE 2 - LOANS
     The composition of the loan portfolio by collateral type is detailed below:

                                           June 30                December 31
                               ---------------------------        -----------
                                     1997             1996               1996
                                                 (in thousands)
Commercial and agricultural       257,897          250,575            238,246
Consumer and installment          766,621          714,048            744,456
Real estate mortgage            1,483,492        1,385,486          1,407,841
Lease financing                   155,223          132,809            149,104
Other                               9,533           12,195             14,471
                               ----------       ----------         ----------
     Total                      2,672,766        2,495,113          2,554,118
                               ==========       ==========         ==========

     The following table presents information concerning non-performing loans:

                                              June 30  December 31
                                                 1997         1996
                                                  (In thousands)
     Non-accrual loans                          3,088        3,940
     Loans 90 days or more past due             4,540        4,811
     Restructured loans                           660           77
                                           ----------   ----------
     Total non-performing loans                 8,288        8,828
                                           ==========   ==========

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
     The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:


                                         Six month period        Year ended
                                          ending June 30        December 31
                                       ----------------------   -----------

                                            1997         1996          1996
                                                     (In thousands)
     Balance at beginning of period      $37,272      $34,636       $34,636
     Provision charged to expense          3,649        4,504         8,804
     Recoveries                              997        1,022         1,836
     Loans charged off                    (3,793)      (3,525)       (8,004)
     Acquisitions                            596        -             -
                                      ----------   ----------    ----------
     Balance at end of period            $38,721      $36,637       $37,272
                                      ==========   ==========    ==========

NOTE 4 - BUSINESS COMBINATIONS
     On February 28, 1997, the Company completed its merger with Iuka Guaranty Bank ("IGB"). The Company issued approximately 1.2 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Company restated its financial statements to include IGB as of January 1, 1997. Prior years' financial statements were not restated, as the changes would have been immaterial.

NOTE 5 - PER SHARE DATA
     Net income per share is based on the weighted average number of shares of the Company's common stock outstanding and the assumed exercise of all outstanding stock options using the treasury stock method (22,465,698 and 21,216,528 shares for the three months ended June 30, 1997 and 1996, respectively; 22,475,421 and 21,216,942 shares for the six months ended
June 30, 1997 and 1996, respectively).

NOTE 6 - RECENT PRONOUNCEMENTS
     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides new accounting and reporting standards for sales, securitizations, servicing of financial assets and extinguishment of liabilities. The Company adopted this statement on January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 1997 and 1996, found elsewhere in this report.

RESULTS OF OPERATIONS
Net Income
     The Company's net income for the second quarter of 1997 was $12.25 million compared to $11.2 million in the second quarter of 1996. For the first six months of 1997, net income was $23.89 million, an increase of 15.7% from $20.65 million for the same period of 1996. Net income per share was $0.55 for the second quarter of 1997 compared to $0.53 in 1996. For the first six months of 1997, earnings per share were $1.06, an increase of 9.3% from $0.97 for the first six months of 1996. The annualized returns on average assets for the second quarter of 1997 and 1996 were 1.29% and 1.31%, respectively. For the six months ended June 30, the annualized returns on average assets were 1.27% and 1.22% for 1997 and 1996, respectively.

Net Interest Revenue
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $41.78 million for the three months ended June 30, 1997, compared to $38.14 million for the same period in 1996. For the six months ended June 30, 1997 and 1996, net interest revenue was $81.92 million and $75.38 million, respectively. Earning assets averaged $3.56 billion in the second quarter and $3.52 billion for the first six months of 1997, compared with $3.19 billion and $3.13 billion in the respective periods in 1996.
Average interest-bearing liabilities were $3.00 billion in the second quarter and $2.97 billion for the first six months of 1997, compared with $2.70 billion and $2.67 billion in the respective periods in 1996.
     Net interest revenue, expressed as a percentage of average earning assets, was 4.71% for the second quarter of 1997 as compared to 4.80% for the same period of 1996 and 4.70% for the first six months of 1997 as compared to 4.84% for the same period of 1996.

Provision for Credit Losses
     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans.

     The provision for credit losses totaled $2.17 million for the second quarter of 1997 compared to $3.06 million for the same period of 1996. For the six-month periods ended June 30, 1997 and 1996, the provision for credit losses totaled $3.65 million and $4.50 million, respectively.

Other Revenue
     Other revenue for the quarter ended June 30, 1997, totaled $10.70 million compared to $10.06 million for the same period of 1996, a 6.4% increase. For the six months ended June 30, 1997 and 1996, other revenue was $21.45 million and $18.91 million, respectively, a 13.4% increase. The most significant change in other revenue was in mortgage lending where revenue of $3.78 million was recorded during the first six months of 1997 compared to $3.46 million in the same period of 1996. Service charges on deposit accounts for the first six months increased 6.9%. Net security gains were $211,000 for the first six months of 1997 compared to $278,000 for the same period in 1996.

Other Expense
     Other expense totaled $31.14 million for the second quarter of 1997, a 16.3% increase from the same period of 1996. For the six months ended June 30, 1997, other expenses totaled $62.30 million, a 10.4% increase over 1996's other expense. Salaries and employee benefits for the first six months of 1997 show a 6.9% increase over the same period of 1996 while the second quarter of 1997 showed an increase in salaries and employee benefits of 15.9% compared to 1996. Deposit insurance was $197,000 for the six months ended 1997 compared to the same period last year of $359,000.
     Also included in other expense for the first six months of 1997 are amounts totaling $11,000 related to merger and acquisition activity compared to $577,000 in the same period for 1996. The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax
     Income tax expense was $5.97 million and $6.20 million for the second quarters of 1997 and 1996, respectively. For the six-month period ended June 30, 1997, income tax expense was $11.63 million compared to $10.76 million for the same period in 1996.

FINANCIAL CONDITION

Earning Assets
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 1997 were $3.53 billion or 92.5% of total assets, compared with $3.34 billion, or 92.5% at December 31, 1996.
     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 1997, were $574.3 million compared with $530.1 million at the end of 1996, an 8.4% increase. Available for sale securities were $321.4 million at June 30, 1997, compared to $230.7 million at December 31, 1996. Proceeds from maturing investment securities have been used to fund the Company's loan growth.

     The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $2.58 billion at June 30, 1997, which represents a 4.7% increase from the December 31, 1996 total of $2.47 billion.
     At June 30, 1997, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
     The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loans is both well secured and in the process of collection. Non-performing loans were 0.32% of all loans outstanding at June 30, 1997, compared to 0.36% at the end of 1996.

Allowance for credit losses
     The Company attempts to maintain the allowance for credit losses at a level which, in the opinion of management, is adequate to meet the present and potential risks of losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining potential losses in specific credits and considering the general risks associated with lending functions such as current and anticipated economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as integral part of their examination process, periodically review the Company's allowance for credit losses.

These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the periods indicated.
     The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                       Six months ended June 30    December 31
                                       ------------------------
                                            1997           1996           1996
                                                         (in thousands)
Balance, beginning of period              37,272         34,636         34,636

Loans charged off:
Commercial and agricultural                 -221           -331         -1,197
Consumer & installment                      -167           -581         -5,969
Real estate mortgage                      -3,367         -2,609           -808
Lease financing                              -38             -4            -30
                                       ---------      ---------      ---------
  Total loans charged off                 -3,793         -3,525         -8,004
                                       ---------      ---------      ---------
Recoveries:
Commercial and agricultural                  260            134            427
Consumer & installment                       171            343          1,163
Real estate mortgage                         527            543            241
Lease financing                               39              2              5
                                       ---------      ---------      ---------
  Total recoveries                           997          1,022          1,836
                                       ---------      ---------      ---------
Net charge-offs                           -2,796         -2,503         -6,168

Provsion charged to operating expense      3,649          4,504          8,804
Acquistions                                  596              0              0
                                       ---------      ---------      ---------
Balance, end of period                    38,721         36,637         37,272
                                       =========      =========      =========
Average loans for period               2,552,720      2,374,429      2,410,746
                                       =========      =========      =========
RATIOS:
Net charge offs to average loans           0.11%          0.11%          0.26%
                                       =========      =========      =========

Deposits and Other Interest-bearing Liabilities
     Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the second quarter were $3.34 billion as compared to $3.16 billion at December 31, 1996, representing a 5.7% increase. Non-interest bearing deposits declined by $20.4 million while interest bearing deposits grew $201.8 million.

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

CAPITAL RESOURCES
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 1997, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was 12.69% and 13.94%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.87% at June 30, 1997, compared to the required minimum leverage capital ratio of 4%.
     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

                                      PART II
                                 OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of the Company was held on Tuesday, April 25, 1997. At this meeting, the following matters were voted upon by the Company's shareholders:

(a)  Election of Class II Directors
     S. H. Davis, Hassell H. Franklin, Fletcher H.Goode, Travis E. Staub and Lowery A. Woodall were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 1999 or until their respective successors are elected and qualified. The vote was as follows:


                          Votes Cast         Votes Cast        Abstentions/
                          in Favor       Against or Withheld    Non Votes
NAME
S. H. Davis               16,716,595          101,467                 0
Hassell H. Franklin       16,717,557          100,505                 0
Fletcher H. Goode, M.D.   16,639,200          178,862                 0
Travis E. Staub           16,723,877           94,185                 0
Lowery A. Woodall         16,720,985           97,077                 0

     The following directors continue in office following the meeting:

NAME                       Term Expires

Aubrey Burns Patterson     1998
Frank A. Riley             1998
Dr. Andrew R. Townes       1998
J. Louis Griffin, Jr.      1998
A. Douglas Jumper          1999
T. O. Lashlee              1999
W. G. Holliman, Jr.        1999
Alan W. Perry              1999

 (b) Selection of Independent Auditors

     The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1997 by the following vote:
                    Votes Cast          Votes Cast         Abstentions/
                     in Favor      Against or Withheld     Non Votes
                    16,998,618            49,953           62,622

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (b)No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       BancorpSouth, Inc.
                                       --------------------------
                                             (Registrant)

DATE:  August 6, 1997                  /S/ L. Nash Allen, Jr.
                                       --------------------------
                                       L. Nash Allen, Jr.
                                       Treasurer and
                                       Chief Financial Officer