Form 10-Q/A
period 1997-06-30
BANCORPSOUTH INC
filed 1997-08-11
CIK 701853

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q/A


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

Item 2 has been amended to include the table on page 12 that allocates the allowance for credit losses by loan category.

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

                                                        June 30                                     December 31
                               ----------------------------------------------------------------------------------------
                                            1997                          1996                          1996
                               ----------------------------  ----------------------------  ----------------------------
                                 ALLOWANCE         % OF        ALLOWANCE        % OF         ALLOWANCE        % OF
                                    FOR           LOANS TO        FOR         LOANS TO          FOR         LOANS TO
                               CREDIT LOSSES    TOTAL LOANS  CREDIT LOSSES   TOTAL LOANS   CREDIT LOSSES   TOTAL LOANS
Commercial and agricultural            3,650          9.65%          3,481         10.04%          3,570          9.33%
Consumer and installment              11,616         28.68%         11,442         28.62%         11,100         29.15%
Real estate mortgage                  21,684         55.50%         20,224         55.53%         20,532         55.12%
Lease financing                        1,771          5.81%          1,491          5.32%          2,070          5.84%
Other                                  -              0.36%          -              0.49%          -              0.56%
                               -------------  -------------  -------------  -------------  -------------  -------------
   Total                              38,721        100.00%         36,638        100.00%         37,272        100.00%
                               =============  =============  =============  =============  =============  =============

     The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                       For the
                                                                    Year Ended
                                       Six months ended June 30    December 31
                                       ------------------------    -----------
                                            1997           1996           1996
                                                         (in thousands)
Balance, beginning of period              37,272         34,636         34,636

Loans charged off:
Commercial and agricultural                 -221           -331         -1,197
Consumer & installment                      -167           -581         -5,969
Real estate mortgage                      -3,367         -2,609           -808
Lease financing                              -38             -4            -30
                                       ---------      ---------      ---------
  Total loans charged off                 -3,793         -3,525         -8,004
                                       ---------      ---------      ---------
Recoveries:
Commercial and agricultural                  260            134            427
Consumer & installment                       171            343          1,163
Real estate mortgage                         527            543            241
Lease financing                               39              2              5
                                       ---------      ---------      ---------
  Total recoveries                           997          1,022          1,836
                                       ---------      ---------      ---------
Net charge-offs                           -2,796         -2,503         -6,168

Provsion charged to operating expense      3,649          4,504          8,804
Acquistions                                  596              0              0
                                       ---------      ---------      ---------
Balance, end of period                    38,721         36,637         37,272
                                       =========      =========      =========
Average loans for period               2,552,720      2,374,429      2,410,746
                                       =========      =========      =========
RATIOS:
Net charge offs to average loans           0.11%          0.11%          0.26%
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

DATE:  August 11, 1997                 /S/ L. Nash Allen, Jr.
                                       --------------------------
                                       L. Nash Allen, Jr.
                                       Treasurer and
                                       Chief Financial Officer