Form 10-Q
period 1997-09-30
BANCORPSOUTH INC
filed 1997-11-14
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		      WASHINGTON, D.C.  20549
			    FORM 10-Q
(Mark One)
/ X /QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

				OR

/   /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes / X /   No /   /

On October 31, 1997, the registrant had outstanding 22,254,974 shares of common stock, par value $2.50 per share.

			      BANCORPSOUTH, INC.

				 CONTENTS


								PAGE
PART I. Financial Information

	ITEM  1 Financial Statements (unaudited)

		Consolidated Condensed Balance Sheets
		September 30, 1997, and December 31, 1996..........3

		Consolidated Condensed Statements of Income
		Three and Nine Months Ended September 30,
		1997 and 1996......................................4

		Consolidated Condensed Statements of Cash Flows
		Nine Months Ended September 30, 1997 and 1996......5

		Notes to Consolidated Condensed Financial
		Statements.........................................6

	ITEM  2 Management's Discussion and Analysis of
		Financial Condition and Results of Operations......9

PART II.  Other Information

	 ITEM  6 Exhibits and Reports on Form 8-K.................15




			   FORWARD-LOOKING STATEMENTS

     Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements in the "Management's Discussion and Analysis of Financial Conditional and Results of Operations" regarding liquidity and capital resources. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in interest rates, competition from other financial services companies, changes in the Company's operation or expansion strategy, the general economy of the United States and the specific markets in which the Company operates, and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

					 PART I
				  FINANCIAL INFORMATION

				    BANCORPSOUTH, INC.
			 Consolidated Condensed Balance Sheets

				     (Unaudited)               (In Thousands)
							September 30    December 31
							    1997            1996
ASSETS
Cash and due from banks                                     $119,360        $153,148
Interest bearing deposits with other banks                    15,108          18,715
Held-to-maturity securities, at amortized cost               533,784         530,066
Federal funds sold                                            59,000          70,300
Loans                                                      2,763,535       2,554,118
  Less:  Unearned discount                                    89,891          84,784
	    Allowance for credit losses                       39,187          37,272
Net loans                                                  2,634,457       2,432,062
Available-for-sale securities                                365,463         230,739
Mortgages held for sale                                       38,062          25,728
Premises and equipment, net                                  100,294          90,939
Other assets                                                  89,997          65,542
TOTAL ASSETS                                              $3,955,525      $3,617,239

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                             $419,148        $450,470
		  Interest bearing                           824,637         724,871
  Savings                                                    515,988         408,380
  Time                                                     1,706,346       1,577,657
Total deposits                                             3,466,119       3,161,378
Federal funds purchased and securities
   sold under repurchase agreements                           27,729          33,636
Long-term debt                                                37,051          55,778
Other liabilities                                             69,924          51,122
TOTAL LIABILITIES                                          3,600,823       3,301,914
SHAREHOLDERS' EQUITY
Common stock                                                  55,990          52,911
Capital surplus                                               95,581          84,616
Unrealized gain on
  available-for-sale securities, net                           4,130           2,280
Retained earnings                                            201,604         177,741
Less cost of shares held in treasury                          (2,603)         (2,224)
TOTAL SHAREHOLDERS' EQUITY                                   354,702         315,324
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $3,955,525      $3,617,238

See accompanying notes to consolidated condensed financial statements.

						  BANCORPSOUTH, INC.
				   Consolidated Condensed Statements of Income

					    (Unaudited)
								   (In thousands except for per share amounts)
							      Three months ended            Nine months ended
								   September 30                  September 30
								1997           1996           1997           1996
INTEREST REVENUE:
Interest & fees on loans                                     $61,936        $57,762       $180,534       $167,748
Deposits with other banks                                        121            117            308            453
Interest on federal funds sold                                 1,090            744          3,755          1,995
Interest on held-to-maturity securities:
  U. S. Treasury                                               1,833          1,298          5,357          2,909
  U. S. Government agencies & corporations                     4,992          4,744         15,815         14,626
  Obligations of states & political subdivisions               2,093          1,665          6,386          5,110
  Other                                                           -              -              -               2
Interest and dividends on available-for-sale securities        5,189          3,443         13,501         10,807
Interest on mortgages held for sale                              571            464          1,437          1,509
  Total interest revenue                                      77,825         70,237        227,093        205,159
INTEREST EXPENSE:
Interest on deposits                                          36,073         29,964        102,818         87,549
Interest on federal funds purchased & securities
  sold under repurchase agreements                               359            454          1,198          1,500
Other interest expense                                           835          1,448          2,500          4,300
  Total interest expense                                      37,267         31,866        106,516         93,349
  Net interest revenue                                        40,558         38,371        120,577        111,810
Provision for credit losses                                    2,476          2,500          6,125          7,004
  Net interest revenue, after provision for
    credit losses                                             38,082         35,871        114,452        104,806
OTHER REVENUE:
Mortgage lending                                               1,887          1,415          5,665          4,878
Trust income                                                     683            697          1,981          1,944
Service charges                                                4,861          4,666         13,933         13,154
Security gains (losses), net                                     430             33            641            311
Life insurance income                                            907          1,237          2,906          3,227
Other                                                          2,527          1,718          7,620          5,166
  Total other revenue                                         11,295          9,766         32,746         28,680
OTHER EXPENSE:
Salaries and employee benefits                                16,506         13,569         47,163         42,256
Net occupancy expense                                          2,169          2,152          6,256          6,275
Equipment expense                                              3,166          2,499          8,718          7,216
Deposit insurance premiums                                       146          2,094            343          2,453
Other                                                         10,664          9,729         32,474         28,288
  Total other expense                                         32,651         30,043         94,954         86,488
  Income before income taxes                                  16,726         15,594         52,244         46,998
Income tax expense                                             5,125          5,030         16,756         15,785
Net income                                                   $11,601        $10,564        $35,488        $31,213

Net income per share                                           $0.52          $0.50          $1.58          $1.47

Dividends declared per share                                   $0.19          $0.17          $0.57          $0.51

See accompanying notes to consolidated condensed financial statements.

				      BANCORPSOUTH, INC.
			Consolidated Condensed Statements of Cash Flows

					 (Unaudited)
									  (In Thousands)
									 Nine Months Ended
									    September 30

									 1997            1996
Net cash provided by operating activities                             $35,189         $47,666

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                         193,350          82,771
Proceeds from calls and maturities of
  available-for-sale securities                                       138,512         150,385
Proceeds from sales of
  available-for-sale securities                                         7,949           3,942
Purchases of held-to-maturity securities                             (152,553)       (147,481)
Purchases of available-for-sale securities                           (269,529)       (135,590)
Net (increase) decrease in short-term investments                      40,400         (26,650)
Net increase in loans                                                (175,933)       (195,849)
Purchases of premises and equipment                                   (18,194)        (16,181)
Other                                                                 (11,365)         (5,205)

Net cash used by investing activities                                (247,363)       (289,858)

Financing activities:
Net increase in deposits                                              202,954         219,670
Net increase (decrease) in short-term
  borrowings and other liabilities                                     (6,753)          6,761
Net increase (decrease) in long-term debt                              (7,657)          7,547
Payment of cash dividends                                             (12,780)        (10,628)
Acquistion of treasury shares                                          (1,366)            (60)
Exercise of stock options                                                 381             123

Net cash provided by financing activities                             174,779         223,413


Decrease in cash and cash equivalents                                 (37,395)        (18,779)
Cash and cash equivalents at beginning of
  period                                                              171,863         165,815
Cash and cash equivalents at end of period                           $134,468        $147,036

See accompanying notes to consolidated condensed financial statements

			      BANCORPSOUTH, INC.
	     Notes to Consolidated Condensed Financial Statements
				(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
	 PRINCIPALS OF CONSOLIDATION
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1996, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustment were of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.
     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank") and the Bank's subsidiaries, Century Credit Life Insurance Company, West Tennessee Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services of Mississippi, Inc. and BancorpSouth Insurance Services of Tennessee, Inc. Prior to June 20, 1997, Volunteer Bank ("VOL") and Bank of Mississippi ("BOM") were wholly-owned subsidiaries of the Company. On that date, VOL was merged with and into BOM and BOM's name was changed to BancorpSouth Bank.

NOTE 2 - LOANS
     The composition of the loan portfolio by collateral type is detailed below:

					      September 30           December 31
					 1997             1996             1996
						     (in thousands)
Commercial and agricultural          $  261,981      $  253,597       $  238,246
Consumer and installment                799,823         746,393          744,456
Real estate mortgage                  1,532,229       1,418,920        1,407,841
Lease financing                         158,217         141,039          149,104
Other                                    11,285           8,703           14,471
     Total                           $2,763,535      $2,568,652       $2,554,118

The following table presents information concerning non-performing loans:

				   September 30   December 31
					   1997          1996
					   (In thousands)
Non-accrual loans                       $ 3,961        $3,940
Loans 90 days or more past due            5,131         4,811
Restructured loans                          662            77
Total non-performing loans              $ 9,754        $8,828

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
     The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

								      Year ended
			   Nine month periods ended September 30     December 31
					     1997           1996            1996
						     (In thousands)
Balance at beginning of period            $37,272        $34,636         $34,636
Provision charged to expense                6,125          7,004           8,804
Recoveries                                  1,364          1,502           1,836
Loans charged off                          (6,170)        (5,514)         (8,004)
Acquisitions                                  596             -               -
Balance at end of period                  $39,187        $37,628         $37,272


NOTE 4 - BUSINESS COMBINATIONS
     On February 28, 1997, the Company completed its merger with Iuka Guaranty Bank ("IGB"). The Company issued approximately 1.2 million shares of common stock in the merger, which was accounted for as a pooling of interests. As a result of this transaction, the Company restated its financial statements to include IGB as of January 1, 1997. Prior years' financial statements were not restated, as the changes would have been immaterial.

NOTE 5 - PER SHARE DATA
     Net income per share is based on the weighted average number of shares of the Company's common stock outstanding and the assumed exercise of all outstanding stock options using the treasury stock method (22,521,319 and 21,214,037 shares for the three months ended September 30, 1997 and 1996, respectively; 22,490,721 and 21,228,362 shares for the nine months ended September 30, 1997 and 1996, respectively).

NOTE 6 - RECENT PRONOUNCEMENTS
     In September 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides new accounting and reporting standards for sales, securitizations, servicing of financial assets and extinguishment of liabilities. The Company adopted this statement on January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 1997 and 1996, found elsewhere in this report.

RESULTS OF OPERATIONS
Net Income
     The Company's net income for the third quarter of 1997 was $11.60 million, an increase of 9.8% from $10.56 million for the third quarter of 1996. For the first nine months of 1997, net income was $35.49 million, an increase of 13.7% from $31.21 million for the same period of 1996. Net income per share was $0.52 for the third quarter of 1997, an increase of 4.0% from $0.50 for the same period in 1996. For the first nine months of 1997, earnings per share were $1.58, an increase of 7.5% from $1.47 for the first nine months of 1996. The annualized returns on average assets for the third quarter of 1997 and 1996 were 1.19% and 1.21%, respectively. For the nine months ended September 30, the annualized returns on average assets were 1.24% and 1.22% for 1997 and 1996, respectively.

Net Interest Revenue
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $41.58 million for the three months ended September 30, 1997, compared to $39.25 million for the same period in 1996, representing an increase of 5.9%. For the nine months ended September 30, 1997 and 1996, net interest revenue was $123.49 million and $114.63 million, respectively, representing an increase of 7.7%. Earning assets averaged $3.65 billion in the third quarter and $3.56 billion for the first nine months of 1997, compared with $3.28 billion and $3.18 billion in the respective periods
in 1996, an increase of 11.3% and 11.9%, respectively.   Average interest-
bearing liabilities were $3.08 billion in the third quarter and $3.01 billion for the first nine months of 1997, compared with $2.76 billion and $2.70 billion in the respective periods in 1996, an increase of 11.6% and 11.5%, respectively.
     Net interest revenue, expressed as a percentage of average earning assets, was 4.52% for the third quarter of 1997 as compared to 4.75% for the same period of 1996 and 4.65% for the first nine months of 1997 as compared to 4.83% for the same period of 1996.

Provision for Credit Losses
     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans.

     The provision for credit losses totaled $2.48 million for the third quarter of 1997 compared to $2.50 million for the same period of 1996. For the nine-month periods ended September 30, 1997 and 1996, the provision for credit losses totaled $6.13 million and $7.00 million, respectively, representing a decrease of 12.5%.

Other Revenue
     Other revenue for the quarter ended September 30, 1997, totaled $11.30 million compared to $9.77 million for the same period of 1996, a 15.7% increase. For the nine months ended September 30, 1997 and 1996, other revenue was $32.75 million and $28.68 million, respectively, a 14.2% increase. The most significant change in other revenue was in mortgage lending where revenue of $5.67 million was recorded during the first nine months of 1997 compared to $4.88 million in the same period of 1996. Service charges on deposit accounts for the first nine months of 1997 increased 5.9% from the same period in 1996. Net security gains were $641,000 for the first nine months of 1997 compared to $311,000 for the same period in 1996.

Other Expense
     Other expense totaled $32.65 million for the third quarter of 1997, an
8.7% increase from the same period of 1996.  For the nine months ended
September 30, 1997, other expenses totaled $94.95 million, a 9.8% increase over
other expense for the same period of 1996.   Salaries and employee benefits for
the first nine months of 1997 show an 11.6% increase over the same period of 1996 while the third quarter of 1997 showed an increase in salaries and employee benefits of 21.6% compared to 1996. The increase in salaries and employee benefits was primarily a result of the marked increase in the Company's stock price during the third quarter of 1997. The Company's stock option plans are subject to accounting rules that require recognition of expense for stock price appreciation. Deposit insurance was $343,000 for the nine months ended 1997 compared to the same period last year of $2,453,000. A special assessment of $1.9 million was imposed in the third quarter of 1996 on the Company's deposits in the Savings Association Insurance Fund (SAIF).

Income Tax
     Income tax expense was $5.13 million and $5.03 million for the third quarters of 1997 and 1996, respectively. For the nine-month period ended September 30, 1997, income tax expense was $16.76 million compared to $15.78 million for the same period in 1996.

FINANCIAL CONDITION

Earning Assets
     The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 1997 were $3.69 billion or 93.2% of total assets, compared with $3.34 billion, or 92.5% at December 31, 1996.
     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 1997 were $533.8 million compared with $530.5 million at December 31, 1996, a 0.7% increase. Available for sale securities were $365.5 million at September 30, 1997, compared to $230.7 million at December 31, 1996, a 58.4% increase.
     The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $2.67 billion at September 30, 1997, which represents a 8.3% increase from the December 31, 1996 total of $2.47 billion.
     At September 30, 1997, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
     The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loans are both well secured and in the process of collection. Non-performing loans were 0.36% of all loans outstanding at September 30, 1997, and at December 31, 1996.

Allowance for Credit Losses
     The Company attempts to maintain the allowance for credit losses at a level that, in the opinion of management, is adequate to meet the present and potential risks of losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining potential losses in specific credits and considering the general risks associated with lending functions such as current and anticipated economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on judgments by the agencies about information available to them at the time of their examination.
     Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the periods indicated.

					     September 30                                December 31
					1997                    1996                        1996
			       ALLOWANCE       % OF      ALLOWANCE       % OF      ALLOWANCE      % OF
				  FOR        LOANS TO       FOR        LOANS TO       FOR        LOANS TO
			     CREDIT LOSSES TOTAL LOANS CREDIT LOSSES TOTAL LOANS CREDIT LOSSES TOTAL LOANS
Commercial and agricultural     $  3,755       9.48%     $   3,479       9.87%       $ 3,570       9.33%
Consumer and installment          11,639      28.94%        11,433      29.06%        11,100      29.15%
Real estate mortgage              21,777      55.44%        20,818      55.24%        20,532      55.12%
Lease financing                    2,016       5.73%         1,898       5.49%         2,070       5.84%
Other                                  -       0.41%            -        0.34%            -        0.56%
     Total                      $ 39,187     100.00%     $  37,628     100.00%       $37,272     100.00%

     The following table provides an analysis of the allowance for credit losses for the periods indicated.

										    Year ended
					      Nine months ended September 30        December 31
						    1997                1996               1996
								  (in thousands)
Balance, beginning of period                 $    37,272        $     34,636         $   34,636

Loans charged off:
Commercial and agricultural                         (216)               (681)           (1,197)
Consumer & installment                            (5,390)             (4,358)           (5,969)
Real estate mortgage                                (518)               (445)             (808)
Lease financing                                      (46)                (30)              (30)
  Total loans charged off                         (6,170)             (5,514)           (8,004)

Recoveries:
Commercial and agricultural                          195                 389               427
Consumer & installment                               830                 906             1,163
Real estate mortgage                                 283                 205               241
Lease financing                                       56                   2                 5
  Total recoveries                                 1,364               1,502             1,836

Net charge-offs                                   (4,806)             (4,012)           (6,168)

Provsion charged to operating expense              6,125               7,004             8,804
Acquistions                                          596                 -                 -
Balance, end of period                       $    39,187        $     37,628        $   37,272

Average loans for period                     $ 2,560,236        $  2,382,641        $2,410,746

RATIOS:
Net charge offs to average loans                    0.19%               0.17%             0.26%

Deposits and Other Interest-bearing Liabilities
     Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at September 30, 1997 were $3.47 billion as compared to $3.16 billion at December 31, 1996, representing a 9.6% increase. Non-interest bearing deposits declined by $31.3 million while interest bearing deposits grew $336.1 million, from December 31, 1996 to September 30, 1997.

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

CAPITAL RESOURCES
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 1997, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, was 12.69% and 13.95%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.88% at September 30, 1997, compared to the required minimum leverage capital ratio of 4.0%.
     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

				    PART II
			       OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

				  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
					       BancorpSouth, Inc.
						 (Registrant)

DATE:  November 14, 1997                      /S/ L. Nash Allen, Jr.
						 L. Nash Allen, Jr.
						 Treasurer and
						 Chief Financial Officer