Form 10-K
period 1997-12-31
BANCORPSOUTH INC
filed 1998-03-31
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended  December 31, 1997 or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from              to
                               ------------   ----------

Commission file number  0-10826
                        -------

                               BancorpSouth, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Mississippi                           64-0659571
------------------------------------       -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

      One Mississippi Plaza
        Tupelo, Mississippi                             38801
------------------------------------       -------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (601) 680-2000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
      Title of Each Class                      Which Registered
------------------------------------       -------------------------------------
 Common stock, $2.50 par value                    New York Stock Exchange
 Common stock purchase rights                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $2.50 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

(Cover Page Continues on Next Page)

(Continued from Cover Page)

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1998, was approximately $906,901,000 based on the closing sale price as reported on the New York Stock Exchange on January 31, 1998.

         On March 16, 1998, the registrant had outstanding 22,330,782 shares of Common Stock, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders to be held April 21, 1998, are incorporated by reference into Part III of this Report.

                               BANCORPSOUTH, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1997
                                    CONTENTS

PART I

Item     1.       Business
Item     2.       Properties
Item     3.       Legal Proceedings
Item     4.       Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
Item     6.       Selected Financial Data
Item     7.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operation
Item     7A.      Quantitative and Qualitative Disclosures About Market Risk
Item     8.       Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item    10.       Directors and Executive Officers of the Registrant
Item    11.       Executive Compensation
Item    12.       Security Ownership of Certain Beneficial
                  Owners and Management

Item    13.       Certain Relationships and Related Transactions

PART IV

Item    14.       Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K

PART I
Item 1. - Business

General

         The Company is a bank holding company with financial services operations in Mississippi and Tennessee. Its principal subsidiary is BancorpSouth Bank ("the Bank"). The Company's principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38801 and its telephone number is (601) 680-2000.

Description of Business

         The Bank operates under the trade names Bank of Mississippi in Mississippi and Volunteer Bank in Tennessee. The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a commercial banking and trust business through 134 offices in 68 municipalities or communities in 44 counties throughout Mississippi and western Tennessee. The Bank has grown through the acquisition of other banks, the purchase of assets from federal regulators and through the opening of new branches and offices. In addition, the Bank operates consumer finance, credit life insurance and insurance agency subsidiaries. At December 31, 1997, the Bank had total deposits of approximately $3.54 billion and total assets of approximately $4.18 billion.

         The Company, through its subsidiaries, provides a range of financial services and products to individuals and small-to-medium size businesses. Various types of checking accounts, both interest bearing and non-interest bearing, are available. Savings accounts and certificates of deposit with a range of maturities and interest rates are available to meet the needs of customers. Other services include safe deposit and night depository facilities. Limited 24-hour banking with automated teller machines is provided in most of its principal markets. The Bank is an issuing bank for MasterCard and overdraft protection is available to approved MasterCard holders maintaining checking accounts with the Bank.

         The Company offers a variety of services through the Bank's trust department, including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.

         At December 31, 1997, the Company and its subsidiaries employed 2,030 persons. The Company and its subsidiaries are not a party to any collective bargaining agreements, and the Company believes employee relations are good.

Competition

         Vigorous competition exists in all major areas where the Company is engaged in business. The Bank competes for available loans and depository accounts not only with state and national commercial banks in its service areas but also with savings and loan associations, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies. None of these competitors is dominant in the whole area served by the Bank.

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

Regulation and Supervision

         The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulation specifically mentioned herein.

         The Company is a bank holding company and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB") and is subject to regulation and supervision by the FRB. The Company is required to file with the FRB annual reports and such other information as they may require. The FRB may also conduct examinations of the Company.

         The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Dividends to shareholders are paid from dividends paid to the Company by its subsidiary, which are subject to approval by the applicable regulatory authority.

         The Bank is incorporated under the banking laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws rather than the National Bank Act. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The Bank is not a member of the Federal Reserve System.

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

         The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This statute provides for increased funding for the FDIC's deposit insurance fund and expanded the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including bank holding companies. The provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. While most of the Bank's deposits are in the Bank Insurance Fund (BIF), certain other of the Bank's deposits which were acquired from thrifts over the years remain in the Savings Association Insurance Fund (SAIF).

         The Company is required to comply with the risk-based capital guidelines established by the FRB, and to other tests relating to capital adequacy which the FRB adopts from time to time. See Note 18 of Notes to Consolidated Financial Statements included herein.

         In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") was signed into law. Beginning September 29, 1996, IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Beginning June 1, 1997, federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

Lending Activities

         The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Company's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan.

Commercial Lending

         The Company offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing and agricultural loans. A broad range of short-to-medium term commercial loans, both secured and unsecured are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. At times, the Company also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

         Commercial loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Company takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property although such loans may also be made infrequently on an unsecured basis. Generally, the Company requires personal guaranties of its commercial loans to offset the risks associated with such loans.

         The Company has very little exposure as an agricultural lender. Crop production loans are either fully supported by the collateral and financial strength of the borrower or else a 90% loan guaranty is obtained through the Farmers Home Administration on such loans.

Residential Consumer Lending

         A portion of the Company's lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Company's primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Company's traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Company offers construction loans, second mortgages home improvement loans and home equity lines of credit. The Company's banking subsidiary has received an "outstanding" CRA rating from the Federal Deposit Insurance Company after its most recent examination.

         The company finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to solvent and competent contractors on bother a pre-sold and a "speculation" basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Company makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans have certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates.

         In most cases, the Company will sell its mortgage loans of 15 or more years in term in the secondary market. The sale to the secondary market allows the Company to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Company to accommodate its clients' demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. After the sale of a loan, the Company's only involvement is to act as a servicing agent.

         The Company in most cases requires title, fire, extended casualty insurance, and, where required by applicable regulations, flood insurance to be obtained by the borrower. The Company maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Company customarily include a "due on sale" clause giving the Company the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Company enforces due on sales clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

Non-Residential Consumer Lending

         Non-residential consumer loans made by the Company include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Company provides federally insured or guaranteed student loans to students at major universities and community colleges in the Company's market areas. The Company also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Company because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

         The Company also issues credit cards solicited on the basis of applications received through referrals from the Company's bank branch networks. The Company generally has a small portfolio of credit card receivables outstanding. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income rations, similar to the credit policies applicable to other personal consumer loans. Historically, the Company believes that its credit card losses have been well-below industry norms.

         Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Company seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration with preference given to borrowers in the Company" market area.

Asset Quality

         Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. Management intends to follow this policy even though it may result in foregoing the funding of higher yielding loans. While there is no assurance that the Company will not suffer losses on its loans, management believes that the Company has in place adequate underwriting and loan administration policies and personnel to manage the associated risks prudently.

         In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. Undesirable loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Company's market area, loans dependent on secondary liens as primary collateral, and non-recourse loans. To the extent risks are identified, additional precautions are taken in order to reduce the Company's risk of loss. Commercial loans entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since their payment is usually dependent upon the successful operation of the commercial enterprise, they also are subject to adverse conditions in the economy.

         The Board of Directors of the Company concentrates its efforts and resources, and that of its management and lending officials, on loan review and underwriting policies. Loan status and monitoring is handled through the Company's Loan Administration Department. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions, and periodic Asset Quality Rating Committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans. The results of loan reviews are reported to the audit committee of the Board of Directors. Combined, these components are integral elements of the Company's loan program, which has resulted in its loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

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

         The following table sets forth the average balances of assets and liabilities and the average rates earned and paid for the three years ended December 31, 1997. The table shows the various components of earning assets and the sources used to fund these assets which are included in the effective interest differential.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differential

                                                1997                              1996                             1995
                                  ------------------------------     -----------------------------     -----------------------------
(Taxable equivalent basis)        Average                 Yield/     Average                Yield/     Average                Yield/
                                  Balance     Interest    Rate       Balance    Interest    Rate       Balance     Interest   Rate
                                  -------     --------    -----      -------    --------    -----      -------     --------   -----
ASSETS                                                                   (Dollars in thousands)
Interest bearing deposits in
  other banks                   $    8,018    $     422    5.26%   $   12,313   $    646     5.25%   $   15,974    $    857    5.36%
Held-to-maturity securities:
  U.S. treasury and agencies       417,029       27,366    6.56%      361,649     23,823     6.59%      398,194      28,152    7.07%
  State and political
    subdivisions (1)               155,673       11,226    7.21%      118,458      9,709     8.20%      118,493      10,517    8.88%
  Other securities                      15            0    0.00%           84          2     2.38%        4,228         168    3.97%
Available-for-sale
  securities (2)                   315,620       19,884    6.30%      231,040     14,400     6.23%      183,396       8,902    4.85%
Federal funds sold                  82,724        4,410    5.33%       60,868      3,289     5.40%       39,451       2,205    5.59%
Loans (net of unearned
  discount) (3) (4) (6)          2,598,315      245,652    9.45%    2,410,746    227,920     9.45%    2,146,967     204,397    9.52%
Mortgages held for sale             28,870        2,068    7.16%       27,729      1,917     6.91%       20,805       1,433    6.89%
                                ----------    ---------            ----------    -------             ----------    --------
  Total interest earning
    assets and revenue           3,606,264      311,028    8.62%    3,222,887    281,706     8.74%    2,927,508     256,631    8.77%
Other assets                       286,369                            266,537                           256,363
Less:  allowance for credit
       losses                      (38,815)                           (36,503)                          (32,574)
                                ----------                         ----------                        ----------

    Total                       $3,853,818                         $3,452,921                        $3,151,297
                                ==========                         ==========                        ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand - interest bearing     $  783,499    $  24,550    3.13%   $  700,863   $ 20,426     2.91%   $  654,151    $ 17,733    2.71%
  Savings                          485,072       20,789    4.29%      371,514     14,930     4.02%      300,278      11,916    3.97%
  Time                           1,687,071       93,951    5.57%    1,526,564     83,390     5.46%    1,416,901      77,516    5.47%
Federal funds purchased and
  securities under
    repurchase agreements           32,070        1,594    4.97%       40,880      1,954     4.78%       40,845       2,084    5.10%
Other short-term borrowings (5)      1,892          116    6.13%        3,359        158     4.70%        4,706         299    6.35%
Long term debt                      51,220        3,055    5.96%       80,619      5,647     7.00%       68,452       4,909    7.17%
                                ----------    ---------            ----------   --------             ----------    --------
  Total interest bearing
    liabilities and expense      3,040,824      144,055    4.74%    2,723,799    126,505     4.64%    2,485,333     114,457    4.61%
Demand deposits -
  non-interest bearing             413,012                            383,897                           361,120
Other liabilities                   55,816                             45,476                            36,449
                                ----------                         ----------                        ----------
  Total liabilities              3,509,652                          3,153,172                         2,882,902
Shareholders' equity               344,166                            299,749                           268,395
                                ----------                         ----------                        ----------
  Total                         $3,853,818                         $3,452,921                        $3,151,297
                                ==========                         ==========                        ==========

Net interest revenue                          $ 166,973                         $155,201                           $142,174
                                              =========                         ========                           ========

Net yield on interest
  earning assets                                           4.64%                             4.81%                             4.86%
                                                           ====                              ====                              ====

1. Includes taxable equivalent adjustments of $2,756,000, $2,755,000 and $3,026,000 in 1997, 1996 and 1995, respectively, using an effective tax rate of 35%.
2. Includes taxable equivalent adjustment of $406,000, $281,000 and $581,000 in 1997, 1996 and 1995 using an effective tax rate of 35%.
3. Includes taxable equivalent adjustment of $773,000, $751,000 and $597,000 in 1997, 1996 and 1995, respectively, using an effective tax rate of 35%.
4. Interest expense includes interest paid on liabilities not included in averages.
5.   Non-accrual loans are immaterial for each of the years presented.

Analysis of Changes in Effective Interest Differential

Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table which follows presents an analysis of rate and volume change in net interest from 1996 to 1997 and 1995 to 1996. Changes, which are not solely due to volume or rate, are allocated to volume.


                                         1997 OVER 1996 - INCREASE (DECREASE)         1996 OVER 1995 - INCREASE (DECREASE)
                                        --------------------------------------       ---------------------------------------
(Taxable equivalent basis)                Volume          Rate          Total          Volume         Rate           Total
                                        ---------      ---------      --------       --------       --------       ---------
                                                                           (In thousands)
INTEREST REVENUE
Due from banks - interest bearing       $   (226)      $      2       $   (224)      $   (192)      $    (19)      $   (211)
Held-to-maturity securities:
  U.S. Government agencies                 3,634            (91)         3,543         (2,407)        (1,922)        (4,329)
  State and political subdivisions         2,684         (1,167)         1,517             (3)          (805)          (808)
  Other securities                            --             (2)            (2)           (99)           (67)          (166)
Available-for-sale securities              5,329            155          5,484          2,970          2,528          5,498
Federal funds sold                         1,165            (44)         1,121          1,157            (73)         1,084
Loans (net of unearned discount)          17,733             (1)        17,732         24,939         (1,416)        23,523
Mortgages held for sale                       82             69            151            479              5            484
                                        --------       --------       --------       --------       --------       --------
  Total                                   30,401         (1,079)        29,322         26,841         (1,766)        25,075
                                        --------       --------       --------       --------       --------       --------


INTEREST EXPENSE
Demand deposits - interest bearing         2,589          1,535          4,124          1,361          1,332          2,693
Savings deposits                           4,867            992          5,859          2,863            151          3,014
Time deposits                              8,938          1,623         10,561          5,990           (116)         5,874
Federal funds purchased and
  securities under
   repurchase agreements                    (438)            78           (360)             2           (132)          (130)
Other short-term borrowings                  (90)            48            (42)           (63)           (78)          (141)
Long-term debt                            (1,753)          (839)        (2,592)           852           (114)           738
                                        --------       --------       --------       --------       --------       --------
  Total                                   14,113          3,437         17,550         11,005          1,043         12,048
                                        --------       --------       --------       --------       --------       --------

Increase (Decrease) in Effective
  Interest Differential                 $ 16,288       $ (4,516)      $ 11,772       $ 15,836       $ (2,809)      $ 13,027
                                        ========       ========       ========       ========       ========       ========

Investment Portfolio

Held-to-Maturity Securities

         The following table shows the amortized cost of held-to-maturity securities at December 31, 1997, 1996 and 1995:

                                                           December 31
                                          --------------------------------------------
                                            1997              1996               1995
                                          --------          --------          --------
                                                         (In thousands)
U. S. Treasury securities                 $109,012          $ 91,340          $ 33,355
U. S. Government agency
  securities                               259,527           292,930           293,831
Taxable obligations of states
  and political subdivisions                 1,295             1,375               500
Tax exempt obligations of states
  and political subdivisions               163,570           144,406           110,830
Other securities                                15                15               787
                                          --------          --------          --------

                  TOTAL                   $533,419          $530,066          $439,303
                                          ========          ========          ========

         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:


                        -----------------------------------------------------------------------------------------
                                                 U.S.
                              U.S.            GOVERMENT           STATES &                           WEIGHTED
                            TREASURY            AGENCY          POLITICAL           OTHER            AVERAGE
                           SECURITIES         SECURITIES       SUBDIVISIONS       SECURITIES          YIELD
                        -----------------  ---------------  -----------------   --------------   ----------------
                                                               (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year                   $ 12,087          $ 94,413          $ 16,865          $     --             6.55%
Maturing after one
  year but within
  five years                   94,939           154,908           104,525                --             6.86%
Maturing after five
  years but within
  ten years                     1,986             8,702            34,192                --             6.97%
Maturing after ten
  years                            --             1,504             9,283                15             7.86%
                             --------          --------          --------          --------


TOTAL                        $109,012          $259,527          $164,865          $     15
                             ========          ========          ========          ========

         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

         The following table shows the book value of available-for-sale securities at December 31, 1997, 1996 and 1995:


                                                           December 31
                                    ----------------------------------------------------------
                                          1997                1996                 1995
                                    -----------------   ------------------   -----------------
                                                         (In thousands)

U. S. Treasury securities               $105,373             $ 43,864             $ 51,241
U. S. Government agency
  securities                             240,040              129,515              127,488
Taxable obligations of states
  and political subdivisions                 228                  503                3,337
Tax exempt obligations of states
  and political subdivisions              11,258               12,567               20,000
Other securities                          49,313               44,290               37,689
                                        --------             --------             --------

                  TOTAL                 $406,212             $230,739             $239,755
                                        ========             ========             ========

         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                             ---------------------------------------------------------------------------------------------------
                                                      U.S.
                                  U.S.              GOVERMENT            STATES &                                  WEIGHTED
                                TREASURY             AGENCY              POLITICAL             OTHER               AVERAGE
                               SECURITIES          SECURITIES          SUBDIVISIONS          SECURITIES             YIELD
                             ----------------   ------------------   -----------------    -----------------    -----------------
                                                                      (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year                      $ 24,953             $ 78,240             $  1,961             $ 21,001                5.94%
Maturing after one
  year but within
  five years                      75,161              121,400                4,348               11,875                6.40%
Maturing after five
  years but within
  ten years                        5,259                   67                3,722               13,552                6.57%
Maturing after ten
  years                               --               40,333                1,455                2,885                6.46%
                                --------             --------             --------             --------


TOTAL                           $105,373             $240,040             $ 11,486             $ 49,313
                                ========             ========             ========             ========

         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Loan Portfolio

         The Company's loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for each of the years indicated.


                                                               DECEMBER 31
                              --------------------------------------------------------------------------
                                 1997             1996            1995            1994           1993
                              ----------      ----------      ----------      ----------      ----------
                                                             (In thousands)
Commercial &
  agricultural (1)            $  266,112      $  238,246      $  223,225      $  211,988      $  203,798
Consumer & installment           823,356         744,456         695,127         633,692         510,538
Real estate mortgage (2)       1,571,137       1,407,841       1,314,935       1,151,666       1,013,446
Lease financing                  172,436         149,104         121,617          81,816          60,781
Other                             19,844          14,471          16,780          11,913          52,692
                              ----------      ----------      ----------      ----------      ----------

Total gross loans             $2,852,885      $2,554,118      $2,371,684      $2,091,075      $1,841,255
                              ==========      ==========      ==========      ==========      ==========

(1)      Including $13,550,000, $14,580,000, $17,388,000, $15,247,000 and
         $15,588,000 in 1997, 1996, 1995, 1994 and 1993, respectively, of loans classified as agricultural.

(2)      Including $35,831,000, $38,406,000, $36,054,000, $29,838,000 and
         $27,048,000 in 1997, 1996, 1995, 1994 and 1993, respectively, of loans secured by or relating to agricultural land.

Maturity Distribution of Loans

         The maturity distribution of the Company's loan portfolio is one factor in management's evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of gross loans of the Company as of December 31, 1997.

                                  ONE YEAR            ONE TO              AFTER
                                  OR LESS           FIVE YEARS          FIVE YEARS
                                ----------        --------------        -----------
                                                  (In thousands)
Commercial
  & agricultural                $  142,260          $   99,116          $   24,736
Consumer & installment             199,325             593,119              30,912
Real estate mortgages              556,246             762,772             252,119
Lease financing                     58,748             110,729               2,959
Other                               14,581               4,990              273.00
                                ----------          ----------          ----------

Total gross loans               $  971,160          $1,570,726          $  310,999
                                ==========          ==========          ==========

Sensitivity of Loans to Changes in Interest Rates

         The interest sensitivity of the Company's loans is important in the management of effective interest differential. The Company attempts to manage the relationship between the rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest sensitivity of the Company's gross loans as of December 31, 1997.

                                             December 31, 1997
                                         FIXED               VARIABLE
                                         RATE                  RATE
                                      ----------             ---------
                                              (In thousands)
Loan Portfolio
 Due after one year                   $1,544,384              $337,341
                                      ==========              ========

Nonaccrual, Past Due and Restructured Loans

         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $4,008,000, $3,940,000, $1,592,000, $3,029,000 and
$4,072,000 at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The aggregate principal balance of restructured loans was $659,000, $77,000, $7,000, $1,448,000 and $4,018,000 at December 31, 1997, 1996, 1995, 1994 and 1993,
respectively. The total amount of interest earned on non-performing loans was approximately $37,000, $13,000, $70,000, $214,000 and $277,000 in 1997, 1996,
1995, 1994 and 1993, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $128,000, $167,000, $105,000, $353,000 and $611,000 in 1997, 1996, 1995, 1994 and 1993.
Accruing loans which were contractually past due 90 days or more for years ended December 31, 1997, 1996, 1995, 1994 and 1993, amounted to $7,465,000,
$4,811,000, $5,148,000, $3,614,000 and $4,277,000, respectively.

         Loans considered impaired, under SFAS No. 114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 1997 and 1996 was $2,928,000 and $3,306,000, respectively, with a valuation reserve of $927,000 and $995,000, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $2,523,000 and $2,603,000, respectively.

         The Company's policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

         In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 1997, no loans were known to be potential problem loans.

         At December 31, 1997, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the market area.

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

         Constant attention to the quality of the loan portfolio is achieved by a formal loan review process. The Board of Directors of the Company has appointed a Loan Loss Reserve Valuation Committee (the Committee) which is responsible for ensuring that the allowance for loan and leases losses (ALLL) provides coverage of both known and inherent losses. The Committee considers estimates of loss for individually-analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of ALLL. The Committee meets a least quarterly to the determine the amount of additions to the ALLL. The Committee is composed of senior management from the Company's Loan Administration, Lending and Finance Departments. In each period, the Committee bases the ALLL on its loan classification system as well as an analysis of general economic and business trends in the Company's geographic region and nationally.

         A key input for determining the amount of the ALLL is the Company's loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the loan officer at origination that serves as a basis for the credit analysis of the entire portfolio. Periodically, loan officers review the status of each credit and update its grading. An independent Loan Review Department (Loan Review) reviews the gradings assigned by the loan officer. Loan Review is responsible for reviewing the credit rating and classification of individual credits. They also assess trends in the overall portfolio, adherence to internal credit policies and Loan Administration procedures and other factors that may affect the overall adequacy of the ALLL. Throughout this on-going process, management and the Committee are advised of the condition of individual loans and of the quality profile of the entire loan portfolio for consideration in establishing the ALLL.

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

         The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for each of the years presented:


                          1997                    1996                     1995                   1994                  1993
                          ----                    ----                     ----                   ----                  ----
                 ALLOWANCE   % OF LOANS  ALLOWANCE   % OF LOANS   ALLOWANCE  % OF LOANS  ALLOWANCE  % OF LOANS ALLOWANCE  % OF LOANS
                    FOR       TO TOTAL      FOR       TO TOTAL       FOR      TO TOTAL      FOR      TO TOTAL     FOR      TO TOTAL
                CREDIT LOSS    LOANS    CREDIT LOSS     LOANS    CREDIT LOSS    LOANS    CREDIT LOSS  LOANS    CREDIT LOSS   LOANS
                -----------    -----    -----------     -----    -----------    -----    -----------  -----    -----------   -----
                                                                            (In thousands)
Commercial &
 agricultural    $ 2,985        9.33%    $ 3,570       9.33%       $ 3,290       9.41%      $ 3,100     10.14%   $ 3,020      11.07%

Consumer &
 installment      14,760       28.86%     11,100      29.15%        10,413      29.31%        9,350     30.30%     7,620      27.73%

Real estate
 mortgage         19,415       55.07%     20,532      55.12%        19,500      55.44%       17,090     55.08%    16,123      55.04%

Lease
 financing         2,592        6.04%      2,070       5.84%         1,433       5.13%        1,290      3.91%       705       3.30%

Other                125        0.70%         --       0.56%            --       0.71%           --      0.57%        --       2.86%
                 -------      ------     -------     ------        -------     ------       -------    ------    -------     ------
     TOTAL       $39,877      100.00%    $37,272     100.00%       $34,636     100.00%      $30,830    100.00%   $27,468     100.00%
                 =======      ======     =======     ======        =======     ======       =======    ======    =======     ======

         The following table sets forth certain information with respect to the Company's loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 1997.


                                 1997             1996             1995             1994             1993
                                 ----             ----             ----             ----             ----
                                                                (In thousands)
LOANS
Average loans for the
  period                     $ 2,598,315      $ 2,410,746      $ 2,146,967      $ 1,881,922      $ 1,675,048
                             ===========      ===========      ===========      ===========      ===========

ALLOWANCE FOR CREDIT
  LOSSES
Balance, beginning
  of period                  $    37,272      $    34,636      $    30,830      $    27,468      $    24,116
Loans charged off:
Commercial & agricultural           (678)          (1,197)            (448)          (1,479)            (374)
Consumer & installment            (7,107)          (5,969)          (3,550)          (3,146)          (5,030)
Real estate mortgage                (994)            (808)            (715)          (1,217)          (2,128)
Lease financing                      (48)             (30)              (1)             (19)            (144)
                             -----------      -----------      -----------      -----------      -----------
Total loans charged off           (8,827)          (8,004)          (4,714)          (5,861)          (7,676)
                             -----------      -----------      -----------      -----------      -----------

Recoveries:
Commercial & agricultural            214              427               99            1,539              169
Consumer & installment             1,205            1,163            1,084            1,271            1,326
Real estate mortgage                 352              241              366              412              325
Lease financing                       57                5               18               55              176
                             -----------      -----------      -----------      -----------      -----------
Total recoveries                   1,828            1,836            1,567            3,277            1,996
                             -----------      -----------      -----------      -----------      -----------

Net charge-offs                   (6,999)          (6,168)          (3,147)          (2,584)          (5,680)
Provision charged to
  operating expense                9,008            8,804            6,206            5,946            9,032
Acquisitions                         596               --              747               --               --
                             -----------      -----------      -----------      -----------      -----------
Balance, end of period       $    39,877      $    37,272      $    34,636      $    30,830      $    27,468
                             ===========      ===========      ===========      ===========      ===========

RATIOS
Net charge-offs to
  average loans                     0.27%            0.26%            0.15%            0.14%            0.34%
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

         The following table shows the classification of deposits on an average basis for the three years ended December 31, 1997.


                                                          YEARS ENDED DECEMBER 31
                                    ----------------------------------------------------------------------
                                             1997                       1996                  1995
                                    ----------------------------------------------------------------------
                                     Average      Average     Average       Average    Average     Average
                                      Amount        Rate       Amount         Rate      Amount      Rate
                                                                       (Dollars in thousands)
Non-interest bearing
  demand deposits                  $  413,012          -    $  383,897           -    $  361,120       -

Interest bearing
  demand deposits                     783,499       3.13%      700,863        2.91%      654,151    2.71%

Savings                               485,072       4.29%      371,514        4.02%      300,278    3.97%

Time                                1,687,071       5.57%    1,526,564        5.46%    1,416,901    5.47%
                                   ----------                ---------                ----------

    TOTAL DEPOSITS                 $3,368,654               $2,982,838                $2,732,450
                                   ==========               ==========                ==========


         Time deposits of $100,000 and over including certificates of deposits of $100,000 and over at December 31, 1997, had maturities as follows:

                                                           DECEMBER 31, 1997
                                                           -----------------
                                                             (In thousands)
                 Three months or less                           $116,503
                 Over three months through six months            134,074
                 Over six months through twelve months            75,416
                 Over twelve months                              129,967
                                                                --------
                           TOTAL                                $455,960

Return on Equity and Assets

         Return on average common equity, average assets, and the dividend payout ratio are based on net income for the three years ended December 31, 1997, as presented below:

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                          1997     1996    1995
                                                          ----     ----    ----
           Return on average common equity                13.18%  14.31%  13.23%
           Return on average assets                        1.18    1.24    1.13
           Dividend payout ratio                          38.92   34.65   34.37

         The Company's average common equity as a percent of average assets was 8.93%, 8.68% and 8.52% for 1997, 1996 and 1995, respectively.

Short-Term Borrowings

   Time Deposits and Short-Term Debt
         Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $455,960,000 and $399,123,000 were outstanding at December 31, 1997 and 1996, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $24,939,000, $19,728,000, and $17,386,000 for the years ended December 31, 1997,
1996 and 1995, respectively.
         For time deposits with a remaining maturity of more than one year at December 31, 1997, the aggregate amount of maturities for each of the following five years is presented in the following table:



         MATURING IN                         AMOUNT
         -----------                         ------
                                         (In thousands)
            1999                             $229,092
            2000                              200,386
            2001                               41,791
            2002                               44,960
            2003                                  398
         Thereafter                          --------
            Total                            $518,976
                                             ========

         Presented below is information relating to short-term debt for the years ended December 31, 1997 and 1996:

                           END OF PERIOD        DAILY AVERAGE        MAXIMUM
                        -------------------  -------------------   OUTSTANDING
                                  INTEREST              INTEREST      OF ANY
                        BALANCE     RATE     BALANCE      RATE      MONTH END
                        -------------------  -------------------   -----------
                                         (Dollars in thousands)
1997:
Federal funds           $152,450    6.9%     $ 3,004      6.3%      $152,450
 purchased
Securities sold under
 repurchase agreements    25,000    5.3%      29,066      4.8%        32,554
                        --------             -------                --------
  Total                 $177,450             $32,070                $185,005
                        ========             =======                ========

1996:
Federal funds
 purchased              $  1,750    5.8%     $ 4,266      5.0%      $  5,950
Securities sold under     31,886    4.8%      36,654      4.8%        40,030
                        --------             -------                --------
  Total                 $ 33,636             $40,880                $ 45,980
                        ========             =======                ========

         Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 1997, the Bank had established informal federal funds borrowing lines of credit aggregating $584,000,000.

Item 2. - Properties

         The physical properties of the Registrant are held in its subsidiaries as follows:

         a. BancorpSouth Bank - The main office is located at One Mississippi Plaza in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 75% of the rentable space with the remainder leased to various unaffiliated tenants.

                  The Bank owns 111 of its 134 branch banking facilities. The remaining 23 branch banking facilities are occupied under leases varying in length from one to 9 years. The Bank also owns several buildings in the Hattiesburg, Mississippi area (which provide space for certain of the its Southern Region activities including warehouse requirements, mortgage lending, trust services, lease servicing and central operations), an operations center near the Tupelo, Mississippi Municipal Airport, an office building in downtown Jackson, Mississippi (which has approximately 86,000 square feet of space, of which the Bank uses approximately two-thirds for banking activities while leasing or holding for lease the remaining 28,000 square feet) and an office building in downtown Gulfport, Mississippi (which has approximately 85,000 square feet of space, of which the Bank uses approximately 7,500 square feet for banking activities while leasing or holding for lease the remaining portion of the building).

                  The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

         b. Personal Finance Company - This wholly-owned subsidiary of the Bank occupies 46 leased offices, with the unexpired terms varying in length from one to five years. The average size of these leased offices is approximately 1,000 square feet with average annual rent of approximately $8,200. All these premises are considered to be in good condition.

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

Item 4. - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Registrant

         For information regarding executive officers of the Company, see "Item 10 Directors and Executive Officers of the Registrant" in this Report.

PART II

Item 5. - Market for the Registrant's Common Stock and Related Stockholder
Matters

Market for Common Stock

         The common stock of the Company trades on the New York Stock Exchange under the symbol BXS. The following table sets forth, for the periods indicated, the range of sale prices of the Company's common stock as reported on the New York Stock Exchange from May 15, 1997 and as reported on the Nasdaq Stock Market prior to May 15, 1997. The prices have been restated to reflect a two-for-one stock split of the Company's common stock effected in the form of a 100% stock dividend paid November 20, 1996.

         1997:                          High                 Low
                                        -----                ---
                  4th quarter        $48.3750              $35.1875
                  3rd quarter         36.0000               29.0000
                  2nd quarter         29.5000               26.5000
                  1st quarter         30.0000               26.5000
         1996:

                  4th quarter        $28.5000              $23.7500
                  3rd quarter         24.0000               21.5000
                  2nd quarter         25.7500               21.3750
                  1st quarter         25.5000               22.5000

Holders of Record

         As of February 28, 1998, there were 7,697 shareholders of record of the Company's common stock.

Dividends

         The Company declared cash dividends totaling $0.79 per share during 1997, $0.70 during 1996 and $0.62 during 1995. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements. See "Item 1 Business - Regulation and Supervision".

Item 6. - Selected Financial Data

SELECTED FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                                           YEARS ENDED DECEMBER 31
                                               ------------------------------------------------------------------------------
                                                  1997             1996             1995             1994              1993
                                               ----------       ----------       ----------       ----------       ----------
Earnings Summary:
Interest revenue                               $  307,094       $  277,919       $  252,427       $  207,895       $  193,869
Interest expense                                  144,055          126,505          114,457           85,029           78,715
                                               ----------       ----------       ----------       ----------       ----------
Net interest revenue                              163,039          151,414          137,970          122,866          115,154
Provision for credit losses                         9,008            8,804            6,206            5,946            9,032
                                               ----------       ----------       ----------       ----------       ----------
Net interest revenue, after provision
  for credit losses                               154,031          142,610          131,764          116,920          106,122
Other revenue                                      43,667           40,745           31,240           26,012           26,776
Other expense                                     131,988          118,472          111,750           99,372           93,176
                                               ----------       ----------       ----------       ----------       ----------
Income before income taxes and
  effect of accounting change                      65,710           64,883           51,254           43,560           39,722
Income taxes                                       20,360           22,000           15,750           12,832           10,216
                                               ----------       ----------       ----------       ----------       ----------
Income before effect of accounting change          45,350           42,883           35,504           30,728           29,506
Cummulative effect of change in
  accounting for income taxes                        --               --               --               --              3,429
                                               ----------       ----------       ----------       ----------       ----------
Net income                                     $   45,350       $   42,883       $   35,504       $   30,728       $   32,935
                                               ==========       ==========       ==========       ==========       ==========

Per Share Data:
Net income: Basic                              $     2.04       $     2.04       $     1.70       $     1.51       $     1.66
            Diluted                                  2.03             2.03             1.69             1.51             1.65
Cash dividends                                       0.79             0.70             0.62            0.555             0.54
Book value                                          16.18            15.01            13.72            12.44            11.82
Balance Sheet - Averages:
Total assets                                   $3,853,818       $3,452,921       $3,151,297       $2,884,539       $2,659,785
Held-to-maturity securities                       572,717          480,191          516,919          427,759          509,996
Available-for-sale securities                     315,620          231,040          183,396          266,370          141,496
Loans, net of unearned discount                 2,598,315        2,410,746        2,146,967        1,881,922        1,675,048
Total deposits                                  3,368,654        2,982,838        2,732,450        2,513,493        2,342,137
Long-term debt                                     47,539           55,778           73,625           67,416           24,508
Total shareholders' equity                        344,166          299,749          268,395          240,929          218,504
Selected Ratios:
Return on average assets                             1.18%            1.24%            1.13%            1.07%            1.24%
Return on average shareholders' equity              13.18%           14.31%           13.23%           12.75%           15.07%

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         BancorpSouth, Inc. is a bank holding company with commercial banking operations in Mississippi and Tennessee. BancorpSouth Bank, the Company's banking subsidiary is headquartered in Tupelo, Mississippi. The Bank operates under the trade names Bank of Mississippi in Mississippi and Volunteer Bank in Tennessee. The Bank and its consumer finance, credit life insurance and insurance agency subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices located throughout Mississippi and west Tennessee.

         The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. For a complete understanding of the following discussion, reference is made to the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

THREE YEARS ENDED DECEMBER 31, 1997
RESULTS OF OPERATIONS
Summary

         The table below summarizes the Company's net income and returns on average assets and average shareholders' equity for the years ended December 31, 1997, 1996 and 1995:

                                             1997          1996        1995
                                             ----          ----        ----
                                         (In thousands, except per share amounts)

Net income                                  $45,350      $42,883     $35,504

Net income per share:     Basic             $  2.04      $  2.04     $  1.70
                          Diluted           $  2.03      $  2.03     $  1.69
Return on average assets                       1.18%        1.24%       1.13%
Return on average shareholders' equity        13.18%       14.31%      13.23%


NET INTEREST REVENUE
         Net interest revenue, principally interest earned on assets less interest costs on liabilities, provides the Company with its principal source of income. Since net interest revenue is affected by changes in the levels of interest rates and the amount and composition of interest earning assets and interest bearing liabilities, one of management's primary tasks is to balance these interest sensitive components of assets and liabilities for the purpose of maximizing net interest revenue while at the same time minimizing interest rate risk to the Company.

         The following table presents the average components of interest earning assets and interest bearing liabilities for each year and their change, expressed as a percentage, from each of the prior years:

                                                   1997                         1996                      1995
                                        ----------------------      ----------------------      ----------------------
                                          AVERAGE         %          AVERAGE          %          AVERAGE          %
                                          BALANCE      CHANGE        BALANCE       CHANGE        BALANCE       CHANGE
                                          -------      ------        -------       ------        -------       ------
                                                                     (DOLLARS IN THOUSANDS)
Interest earning assets:
Deposits with other banks               $    8,018      -34.9%      $   12,313      -38.3%      $   19,970      +79.7%
Held-to-maturity securities                572,717      +19.3          480,191       -7.1          516,919      +20.8
Available-for-sale securities              315,620      +36.6          231,040      +26.0          183,396      -31.1
Federal funds sold                          82,724      +35.9           60,868      +54.3           39,451       -9.2
Loans and leases, net of unearned        2,598,315       +7.8        2,410,746      +12.3        2,146,967      +14.1
Mortgages held for sale                     28,870       +4.1           27,729      +33.3           20,805      -38.1
                                        ----------                  ----------                  ----------
Total interest earning assets           $3,606,264      +11.9%      $3,222,887      +10.1%      $2,927,508       +9.9%
                                        ==========                  ==========                  ==========

Interest bearing liabilities:
Deposits                                $2,955,642      +13.7%      $2,598,941       +9.6%      $2,371,330      +10.3%
Federal funds purchased and
  securities sold under
  repurchase agreements                     32,070      -21.6           40,880       +0.1           40,845      +11.3
Long-term debt                              51,220      -36.5           80,619      +17.8           68,452      +17.6
Other                                        1,892      -43.7            3,359      -28.6            4,706      +29.7
                                        ----------                  ----------                  ----------
Total interest bearing liabilities      $3,040,824      +11.6%      $2,723,799       +9.6%      $2,485,333      +10.6%
                                        ==========                  ==========                  ==========

Non-interest bearing deposits           $  413,012       +7.6%      $  383,897       +6.3%      $  361,120       -0.9%
                                        ==========                  ==========                  ==========


         In 1997 the growth of loans and leases slowed as compared to prior years. Loans and leases grew at faster rates than interest bearing deposits in 1996 and 1995; however, the Company's other funding sources, non-interest bearing deposits, federal funds purchased and Federal Home Loan Bank advances, were adequate to fund its asset growth during such periods.

         The changes in the components of interest earning assets, interest bearing liabilities, and non-interest bearing deposits resulted in the following tax equivalent net interest revenue expressed as a percentage of average earning assets for the years ended December 31, 1997, 1996 and 1995:

                                    1997              1996              1995
                                    ----              ----              ----
Net interest margin                 4.64%             4.81%             4.86%

         The Company experienced a decrease in net interest margin in 1997 and 1996 as interest rates stabilized and volume growth in loans and leases slowed in 1997. As short-term interest rates began to rise in 1995, the net interest margin stabilized and then increased. The Company utilizes short-term, intermediate-term and long-term borrowings from the Federal Home Loan Bank for the purpose of funding asset growth. The Company has sought to lengthen the maturity of deposits by actively seeking four and five-year certificates of deposit with interest rates slightly above the relative market for such funds, thereby reducing the net interest margin in all three years presented.

INTEREST RATE SENSITIVITY

         The interest sensitivity gap is the difference between the maturity or repricing scheduling of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table sets forth the Company's interest rate sensitivity at December 31, 1997:

                                                                     1997 INTEREST RATE SENSITIVITY
                                                                          DECEMBER 31, 1997
                                                                         MATURING OR REPRICING
                                               -------------------------------------------------------------------
                                                                    91 DAYS            OVER 1
                                                  0 TO 90             TO              YEAR TO            OVER
                                                   DAYS             1 YEAR            5 YEARS          5 YEARS
                                               --------------    --------------    ---------------   -------------
                                                                             (IN THOUSANDS)
Interest earning assets:
Interest bearing deposits due from banks        $     6,465       $      --         $      --        $      --
Held-to-maturity securities                          50,172            73,195           328,211           81,841
Available-for-sale securities                        68,494            57,661           212,061           67,996
Loans & leases, net of unearned                     850,002           376,642         1,401,788          130,595
Mortgages held for sale                              39,134              --                --               --
                                                -----------       -----------       -----------      -----------
  Total interest earning assets                   1,014,267           507,498         1,942,060          280,432
                                                -----------       -----------       -----------      -----------
Interest bearing liabilities:
Interest bearing demand deposits & savings          611,267           232,624           544,801             --
Time deposits                                       418,043           760,055           502,754            2,749
Federal funds purchased & securities
  sold under repurchase agreements                  177,450              --                --               --
Long-term debt                                          807             2,413            34,916            9,403
Other                                                   405                 9               144              289
                                                -----------       -----------       -----------      -----------
  Total interest bearing liabilities              1,207,972           995,101         1,082,615           12,441
                                                -----------       -----------       -----------      -----------
Interest sensitivity gap                        $  (193,705)      $  (487,603)      $   859,445      $   267,991
                                                ===========       ===========       ===========      ===========
Cumulative interest sensitivity gap             $  (193,705)      $  (681,308)      $   178,137      $   446,128
                                                ===========       ===========       ===========      ===========


         In the event interest rates decline after 1997, it is likely that the Company will experience a slightly positive effect on net interest income in the following one year period, as the cost of funds will decrease at a more rapid rate than interest income on interest bearing assets. Conversely, in periods of increasing interest rates, based on the current interest sensitivity gap, the Company will experience decreased net interest income.

PROVISIONS FOR CREDIT LOSSES

         The Company has an asset quality review staff which, with a committee of senior officers, reviews the adequacy of the allowance for credit losses in each accounting period. An amount is provided as a charge against current income, based on this group's recommendation and senior management's approval, to maintain the allowance for credit losses at a level sufficient to absorb possible losses inherent in the existing loan and lease portfolios. This provision is determined after examining potential losses in specific credits and considering the general risks associated with lending functions such as current and anticipated economic conditions, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss but which cannot be readily quantified. The process of determining the adequacy of the provision requires that management make material estimates and assumptions, which are particularly susceptible to significant change in the near-term.

         The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at the end of each year and net charge offs are shown in the following table:

                                        1997            1996           1995
                                     ---------       ----------      ----------
                                             (DOLLARS IN THOUSANDS)
Provision for credit losses          $   9,008       $   8,804       $   6,206
Allowance for credit losses as
  a percent of loans and leases
  outstanding at year end                 1.45%           1.51%           1.51%
Net charge offs                      $   6,999       $   6,168       $   3,147
Net charge offs as a percent
  of average loans                        0.27%           0.26%           0.15%



         The provision for credit losses for 1997 increased 2.3% as compared to the provision for 1996, principally as a result of the slower rate of growth in the loan portfolio and an increase in losses in consumer based loans. The 1996 provision for credit losses increased from 1995's level by 41.9% as a result of the growth in loans and an increase in loan losses, primarily in consumer based loans. The 1995 provision for credit losses increased 4.4% from 1994's level as a result of the growth in the loan portfolio.

OTHER REVENUE

         The components of other revenue for the years ended December 31, 1997, 1996 and 1995 and the percentage change from the prior year are shown in the following table:

                                             1997                     1996                        1995
                                     --------------------     --------------------       ---------------------
                                     AMOUNT      % CHANGE      AMOUNT    % CHANGE         AMOUNT      % CHANGE
                                     ------      --------      ------    --------         ------      --------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage lending                    $  7,596      -10.2%      $  8,460     +127.2%       $  3,723      +333.9%
Service charges                       19,050       +6.9         17,828      +11.7          15,965       +10.6
Life insurance premiums                3,772      -13.0          4,337      +29.7           3,345        +1.4
Trust income                           2,744       +5.3          2,606      +16.5           2,237       +19.4
Securities gains (losses), net         1,251     +377.5            262     +134.2            (765)     -161.1
Other revenue                          9,254      +27.6          7,252       +7.7           6,735       +15.4
                                    --------                  --------                   --------

Total other revenue                 $ 43,667       +7.2%      $ 40,745      +30.4%       $ 31,240       +20.1%
                                    ========                  ========                   ========



         Mortgage lending revenue decreased in 1997 principally as a result of a decline in revenue related to mortgage servicing. Revenue from mortgage servicing was $2,198,000 in 1997 compared to $3,097,000 in 1996. The decrease is attributable to increased amortization of capitalized mortgage servicing rights along with changes in the valuation allowance for impairment. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Revenue from mortgage origination and secondary marketing was $5,398,000 in 1997 compared to $5,363,000 in 1996. The revenue produced by mortgage lending activities increased in 1996 primarily as a result of declining interest rates and growth in servicing income. In 1995, mortgage lending revenue rebounded from the prior year's level as a result of stable interest rates and growth in servicing income.

                                              1997                  1996                 1995
                                        ------------------   -------------------   ----------------
                                         AMOUNT   % CHANGE    AMOUNT    % CHANGE   AMOUNT   % CHANGE
                                         ------   --------    ------    --------   ------   --------
                                                             (DOLLARS IN MILLIONS)
Mortgage loans serviced at year-end     $1,324.0   +13.5%    $1,166.8     +33.2%   $876.0     +8.0%


         Service charges on deposit accounts increased in 1997, 1996 and 1995 because of higher volumes of items processed as a result of increased economic activity and growth in the number of demand deposit accounts. Trust income increased 5.3% in 1997, 16.5% in 1996 and 19.4% in 1995. The trust business experienced steady growth as evidenced by increases in the number of trust accounts and the value of assets under care (either managed or in custody). Other revenue increased 27.6%, 7.7% and 15.4% in 1997, 1996 and 1995, respectively. The increase in other revenue in 1997 was attributable to increases in gains on the sale of equipment and facilities and fees relating to greater usage of the Bank's debit card. The increases in 1996 and 1995 were principally as a result of increases in fees for non-deposit related services.

OTHER EXPENSE

         The components of other expense for the years ended December 31, 1997, 1996 and 1995 and the percentage change from the prior year are shown in the following table:

                                              1997                      1996                      1995
                                      ----------------------    ---------------------   ---------------------
                                        AMOUNT     % CHANGE      AMOUNT     % CHANGE      AMOUNT     % CHANGE
                                        ------     --------      ------     --------      ------     --------
                                                               (DOLLARS IN THOUSANDS)
Salary and employee benefits          $ 65,761       +13.8%     $ 57,806        +5.6%    $ 54,739    +13.1%
Occupancy net of rental income           8,479        +1.8         8,331        +3.9        8,022     +5.3
Equipment                               12,099       +24.1         9,752       +10.1        8,860    +18.7
Deposit insurance                          488       -81.2         2,601       -23.8        3,412    -39.3
Other                                   45,161       +13.0        39,982        +8.9       36,717    +21.3
                                      ========                  ========                 ========
Total other expense                   $131,988       +11.4%     $118,472        +6.0%    $111,750    +12.5%
                                      ========                  ========                 ========



         Increases in salary and employee benefits are primarily attributable to incentives and salary increases, additional employees to staff the banking locations added in each of the three years and the increased cost of employee health care benefits. The Company's stock option plans contain a provision for stock appreciation rights (SARs) which requires the recognition of expense for stock price appreciation. In 1997 the Company's common stock price increased approximately 75% which resulted in SARs expense of $6.1 million, as compared to $1.9 million and $0.9 million in 1996 and 1995, respectively. In the event that the market price of the Company's common stock continues to increase, additional expense related to SARs could be incurred, which could have a material adverse effect on the Company's results of operations. Occupancy and equipment expenses have increased principally as a result of additional branch offices and upgrades to the Company's internal operating systems.

          Deposit insurance premiums decreased substantially in 1997, 1996 and 1995 as a result of lower insurance rates assessed by the Federal Deposit Insurance Corporation (FDIC). Deposit insurance premiums are based upon the risk assessment classification assigned to a bank by the FDIC. In 1996, a one-time assessment on SAIF insured deposits was imposed which resulted in a pre-tax payment of $1.9 million and reduced 1996 after-tax net income per share $0.05.

         Other expense increased 13.0% in 1997 as a result of the out-sourcing of certain computer programming expense, other equipment and software expense and system enhancements.

         Other expense increased 8.9% in 1996 as a result of expanded telecommunications, systems enhancements, and credit card interchange fees, all of which related to providing higher levels of convenient consumer oriented banking services. Additionally, approximately $500,000 of unamortized expense relating to the issuance of the Company's 9% Subordinated Capital Debentures was charged against 1996 earnings as a result of the early extinguishment of the debt issue in December 1996.

         Other expense increased 21.3% in 1995 principally as a result of merger expenses related to the Company's acquisitions. The expansion of the Company's branch banking network also contributed to increases in all years presented.

FINANCIAL CONDITION

LOANS
         The Company's loan portfolio represents the largest single component of its earning asset base. The following table indicates the average loans, year end balances of the loan portfolio and the percentage increases for the years presented:

                                              1997                    1996                  1995
                                        -------------------    ---------------------   ----------------
                                         AMOUNT  % CHANGE      AMOUNT     % CHANGE     AMOUNT  % CHANGE
                                         ------  --------      ------     --------     ------  --------
                                                              (DOLLARS IN MILLIONS)
Loans, net of unearned - average         $2,598     +7.8%       $2,411       +12.3%    $2,147    +14.1%

Loans, net of unearned - year end         2,759    +11.7         2,469        +7.6      2,295    +13.3



         The Company's loan portfolio continues to grow. The Company strives to maintain a high-quality loan portfolio, forsaking growth for quality. The Company's non-performing assets which are carried either in the loan account or other assets on the consolidated balance sheets, were as follows at the end of each year presented:

                                                            1997          1996          1995
                                                            ----          ----          ----
                                                                      (IN THOUSANDS)

Foreclosed properties                                      $ 1,971       $ 1,835       $ 2,662
Non-accrual loans                                            4,008         3,940         1,592
Loans 90 days or more past due                               7,465         4,811         5,148
Restructured loans                                             659            77             7
                                                           -------       -------       -------
Total non-performing assets                                $14,103       $10,663       $ 9,409
                                                           =======       =======       =======

Total non-performing assets as a percent of net loans         0.51%         0.43%         0.41%
                                                           =======       =======       =======


         The Company has not, as a matter of policy, participated in any highly leveraged transactions nor made any loans or investments relating to corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 1997, 1996 and 1995, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the market area.

         Included in non-performing assets above were loans the Company considered impaired totaling $2,928,000, $3,306,000, and $1,774,000 in 1997,
1996 and 1995, respectively.

SECURITIES AND OTHER EARNING ASSETS

         The securities portfolio is used to make various term investments, provide a source of liquidity and to serve as collateral to secure certain types of deposits. A portion of the Company's securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $174.9 million at December 31, 1997, compared to $157.0 million at the end of 1996. The Company invests only in investment grade securities, with the exception of obligations of Mississippi and Tennessee counties and municipalities, and avoids other high yield non-rated securities and investments.

         At December 31, 1997, the Company's available-for-sale securities totaled $406.2 million. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 1997, the Company held no securities whose decline in fair value was considered other than temporary.

         Net unrealized gains on investment securities as of December 31, 1997 totaled $15.2 million. Net unrealized gains on held-to-maturity securities comprised $7.9 million of that total, while net unrealized gains on available-for-sale securities were $7.3 million.

         Net unrealized gains on investment securities as of December 31, 1996, amounted to $10.7 million. Of that total, $7.0 million was attributable to held-to-maturity securities and $3.7 to million available-for-sale securities. These unrealized gains were a direct result of relatively stable intermediate term interest rates during 1997 and 1996. Because the average maturity of securities owned is relatively short, market value fluctuations due to interest rate changes are softened and the impact of foregone earnings is reduced.

DEPOSITS

         The following table presents the Company's average deposit mix and percentage change for the years indicated:

                                         1997                        1996                      1995
                                ---------------------       ---------------------     ---------------------
                                AVERAGE           %         AVERAGE           %       AVERAGE           %
                                BALANCE        CHANGE       BALANCE        CHANGE     BALANCE        CHANGE
                                -------        ------       -------        ------     -------        ------
                                                            (DOLLARS IN MILLIONS)
Interest bearing deposits       $2,955.6       +13.7%       $2,598.9         +9.6%    $2,371.3        +10.3%

Non-interest bearing deposits      413.0        +7.6          383.9          +6.3        361.1         -0.9


         The Company's deposit mix continued to experience change in 1997. By year end 1997, other time deposits showed an increase of 6.7% from the end of 1996, while interest bearing demand deposits increased by 15.9% and other short-term savings accounts increased 34.4%. Non-interest bearing demand deposits increased 3.9% from year end 1996 to year end 1997. Management is of the opinion that the low interest rates paid on deposit accounts in 1996 and 1995 caused depositors to reduce the period over which they were willing to commit their funds and shifted their deposits from longer term, fixed rate instruments to daily savings and demand accounts, or even to seek alternative non-bank investments. While that trend continued into 1997, the Company has countered with a strategy of paying slightly above market rates for intermediate term deposits. Deposits are the Company's primary source of funds to support its earning assets. The Company's primary market areas provide the sources of substantially all deposits for all periods presented.

LIQUIDITY

         The Company's goal is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by maintaining sufficient short-term liquid assets coupled with consistent growth in core deposits in order to fund earning assets and to maintain the availability of unused capacity to acquire funds in national and local capital markets. The Company's traditional sources of maturing loans, investment securities, mortgages held for sale, purchased federal funds and base of core deposits seem adequate to meet liquidity needs for normal operations. The Company maintains a relationship with the Federal Home Loan Bank, which provides an additional source of liquidity to fund term loans with borrowings of matched maturities. The matching of these assets and liabilities has had the effect of reducing the Company's net interest margin.

         On October 23, 1996 the Company announced that it would call for redemption all of its outstanding 9% Subordinated Capital Debentures due in 1999. On December 30, 1996 the Company extinguished the debt by irrevocably depositing with the trustee $24,508,000 in cash plus accrued and unpaid interest from November 1, 1996 to redeem the debentures, which were redeemed on January 15, 1997.

CAPITAL RESOURCES

         The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System
(FRB). These guidelines apply a variety of weighting factors, which vary according to the level of risk associated with the assets. Capital is measured in two "Tiers": Tier I consists of paid-up share capital, including common stock and disclosed reserves (retained earnings and related surplus in the case of common stock), and Tier II consists of general allowance for losses on loans and leases, "hybrid" debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. The Company's Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.49% and 13.74%, respectively at December 31, 1997, compared to 12.14% and 13.39%, respectively at December 31, 1996. Both ratios exceed the required minimum levels for these ratios of 4% and 8%, respectively. In addition, the Company's leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.82% at December 31, 1997 and 8.56% at December 31, 1996, compared to the required minimum leverage capital ratio of 3%.

         The FDIC's capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as "well capitalized", the

Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Company's bank subsidiary met the criteria for the "well capitalized" category at December 31, 1997.

         The Company has determined to pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company's business strategies. The Company anticipates that the consideration for substantially all of these transactions, if completed, will be shares of the Company's common stock; however, transactions involving cash consideration or other forms of consideration will not be excluded.

          On August 28, 1996 the Company announced that it would purchase up to $2.5 million of its outstanding common stock within the next year. As of December 31, 1996 the Company had purchased 43,566 shares at a cost of $1.2 million. An additional 47,038 shares were purchased in the first quarter of 1997 at a cost of $1.3 million completing the announced purchase.

YEAR 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. During 1997, the Company developed a plan to deal with the Year 2000 problem and established a Year 2000 committee that consists of representatives from the major functional areas of the Company. The committee has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve potential problems. We have reviewed our core mainframe systems and application subsystems and have obtained the Year 2000 compliant releases and are developing the installation and testing plan for each of these applications. We have corresponded with our third party service providers and other providers of software and hardware for certification of their compliance with Year 2000 issues. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management has assessed the Year 2000 compliance expense and believe that the related potential effect on the Company's business, financial condition and results of operations should be immaterial. The Company is expensing all costs associated with the Year 2000 as the costs are incurred.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Annual Report which are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation, those relating to the Company's future revenue, earnings and profitability, growth, acquisition strategy, liquidity, loan loss experience, competition, net interest income, capital resources and "Year 2000" compliance. Such forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include regulatory constraints, changes in interest rates, competition from other financial services companies, changes in the Company's operating or expansion strategy, the general economy of the United States and the specific markets in which the Company operates, ability to successfully integrate acquisitions, ability to continue to attract and retain quality personnel and other factors as may be identified from time to time in the Company's filings with the Securities and Exchange Commission or in the Company's press releases.

Item 7A. - Quantitative and  Qualitative Disclosures About Market Risk

         Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.

         The Company's market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on its assets and owes on its liabilities are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. Several techniques might be used by a financial institution to minimize interest-rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturites, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of its asset/liability gap; that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.

         Management seeks to manage interest-rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the portfolio.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest-bearing checking, savings and money market accounts), the table presents cash flows based on management's judgement concerning their most likely runoff or repricing behaviors. The fair values of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

                                                                                                                            FAIR
                                                   PRINCIPAL AMOUNT MATURING/REPRICING IN:                                  VALUE
RATE-SENSITIVE ASSETS:                 1998         1999        2000        2001        2002     THEREAFTER      TOTAL       1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Fixed interest rate loans           $1,264,278    $325,477    $419,607    $272,911    $383,793    $130,595    $2,796,661  $2,844,759
Average interest rate                     9.26%      11.87%       9.38%       9.78%       9.25%      10.80%         9.70%

Variable interest rate loans        $    1,500        --          --          --          --          --      $    1,500  $    1,500
Average interest rate                     8.54%       --          --          --          --          --            8.54%

Fixed interest rate securities      $  238,158    $246,502    $130,279    $117,360    $ 41,812    $149,837    $  923,948  $  931,956
Average interest rate                     6.31%       6.65%       6.40%       6.78%       7.07%       6.85%         6.60%

Variable interest rate securities   $   11,364        --      $  4,319        --          --          --      $   15,683  $   15,599
Average interest rate                     4.85%       --          7.80%        --          --          --           5.66%

Other interest bearing assets       $    6,465        --          --          --          --          --      $    6,465  $    6,465
Average interest rate                     5.20%       --          --          --          --          --            5.20%

Mortgage servicing rights (1)             --          --          --          --          --          --      $   14,071  $   14,071

RATE-SENSITIVE LIABILITIES:
------------------------------------------------------------------------------------------------------------------------------------

Savings & interest bearing checking $  843,891    $116,112    $116,094    $156,296    $156,299        --      $1,388,692  $1,528,065
Average interest rate                     4.00%       2.98%       2.98%       2.94%       2.94%       --            3.59%

Fixed interest rate time deposits   $1,178,098    $215,635    $200,379    $ 41,789    $ 44,951    $  2,749    $1,683,601  $1,698,969
Average interest rate                     5.41%       5.92%       6.22%       6.32%       6.53%       9.72%         5.63%

Fixed interest rate borrowings      $    3,252    $  8,256    $ 13,285    $  6,987    $  6,532    $  9,692    $   48,004  $   47,701
Average interest rate                     5.99%       5.77%       6.00%       5.92%       5.88%       6.25%         5.98%

Variable interest rate borrowings   $  177,832        --          --          --          --          --      $  177,832  $  177,832
Average interest rate                     7.49%       --          --          --          --          --            7.49%

RATE-SENSITIVE OFF BALANCE
SHEET ITEMS:
------------------------------------------------------------------------------------------------------------------------------------

Commitments to extend
    credit for single
    family mortgage loans           $   28,033        --          --          --          --          --      $   28,033  $   27,971
Average interest rate                     7.24%       --          --          --          --          --            7.24%

Forward contracts                   $   21,000        --          --          --          --          --      $   21,000  $   20,958
Average interest rate                     6.86%       --          --          --          --          --            6.86%


(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

Item 8. - Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                      DECEMBER 31
                                                             -----------------------------
                                                                1997              1996
                                                             -----------       -----------
ASSETS                                                            (In thousands)
Cash and due from banks (Note 19)                            $   286,307       $   153,148
Interest bearing deposits with other banks                         6,465            18,715
Held-to-maturity securities
  (Note 4) (fair value
  of $541,343 and $537,119)                                      533,419           530,066
Available-for-sale securities
   (Note 5) (amortized cost
   of $398,953 and $227,044)                                     406,212           230,739
Federal funds sold                                                  --              70,300
Loans (Notes 6, 7, 13 and 16)                                  2,852,885         2,554,118
    Less:  Unearned discount                                      93,858            84,784
           Allowance for credit losses                            39,877            37,272
                                                             -----------       -----------
    Net loans                                                  2,719,150         2,432,062
Mortgages held for sale                                           39,134            25,728
Premises and equipment, net (Note 8)                             101,373            90,939
Accrued interest receivable                                       36,435            31,855
Other assets (Notes 11 and 17)                                    51,648            33,687
                                                             -----------       -----------
    TOTAL ASSETS                                             $ 4,180,143       $ 3,617,239
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing                                     $   467,962       $   450,470
    Interest bearing                                             840,009           724,872
  Savings                                                        548,683           408,380
  Other time (Note 9)                                          1,683,601         1,577,657
                                                             -----------       -----------
    Total deposits                                             3,540,255         3,161,379
Federal funds purchased and
  securities sold under
  repurchase agreements (Note 9)                                 177,450            33,636
Accrued interest payable                                          16,082            14,488
Other liabilities (Notes 11 and 12)                               38,395            36,634
Long-term debt (Note 10)                                          47,539            55,778
                                                             -----------       -----------
    TOTAL LIABILITIES                                          3,819,721         3,301,915
                                                             -----------       -----------
SHAREHOLDERS' EQUITY (NOTES 2, 14, AND 15)
Common stock, $2.50 par value
    Authorized - 500,000,000 shares;
      Issued - 22,396,021 and
      21,164,265 shares at December 31,
      1997 and 1996, respectively                                 55,990            52,911
Capital surplus                                                   95,699            84,616
Unrealized gain on available-for-sale
    securities, net of tax                                         4,482             2,280
Retained earnings                                                206,570           177,741
Treasury stock at cost (125,350 and 150,784 shares
    at December 31, 1997 and 1996, respectively)                  (2,319)           (2,224)
                                                             -----------       -----------
    TOTAL SHAREHOLDERS' EQUITY                                   360,422           315,324
                                                             -----------       -----------
Commitments and contingent liabilities (Notes 6 and 19)             --                --
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 4,180,143       $ 3,617,239
                                                             ===========       ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                               Years Ended December 31
                                                                      ---------------------------------------
                                                                         1997           1996           1995
                                                                      ---------      ---------      ---------
INTEREST REVENUE                                                     (In thousands, except per share amounts)
Loans receivable                                                      $ 244,880      $ 227,169      $ 203,800
Deposits with other banks                                                   422            646            857
Federal funds sold                                                        4,410          3,289          2,205
Held-to-maturity securities:
  U.S. Treasury                                                           7,159          4,268          3,977
  U.S. Government agencies and corporations                              20,207         19,555         24,175
  Obligations of states and political subdivisions                        8,470          6,954          7,491
  Other                                                                    --                2            168
Available-for-sale securities                                            19,478         14,119          8,321
Mortgages held for sale                                                   2,068          1,917          1,433
                                                                      ---------      ---------      ---------
    Total interest revenue                                              307,094        277,919        252,427
                                                                      ---------      ---------      ---------
INTEREST EXPENSE
Deposits                                                                139,290        118,746        107,165
Federal funds purchased and securities sold
  under repurchase agreements                                             1,594          1,954          2,084
Other                                                                     3,171          5,805          5,208
                                                                      ---------      ---------      ---------
    Total interest expense                                              144,055        126,505        114,457
                                                                      ---------      ---------      ---------
    Net interest revenue                                                163,039        151,414        137,970
Provision for credit losses (Note 7)                                      9,008          8,804          6,206
                                                                      ---------      ---------      ---------
    Net interest revenue, after provision for credit losses             154,031        142,610        131,764
                                                                      ---------      ---------      ---------
OTHER REVENUE
Mortgage lending                                                          7,596          8,460          3,723
Service charges                                                          19,050         17,828         15,965
Life insurance premiums                                                   3,772          4,337          3,345
Trust income                                                              2,744          2,606          2,237
Securities gains (losses), net                                            1,251            262           (765)
Other                                                                     9,254          7,252          6,735
                                                                      ---------      ---------      ---------
    Total other revenue                                                  43,667         40,745         31,240
                                                                      ---------      ---------      ---------
OTHER EXPENSE
Salaries and employee benefits (Notes 12 and 14)                         65,761         57,806         54,739
Occupancy net of rental income                                            8,479          8,331          8,022
Equipment                                                                12,099          9,752          8,860
Deposit insurance                                                           488          2,601          3,412
Other                                                                    45,161         39,982         36,717
                                                                      ---------      ---------      ---------
    Total other expense                                                 131,988        118,472        111,750
                                                                      ---------      ---------      ---------
    Income before income taxes                                           65,710         64,883         51,254
Income tax expense (Note 11)                                             20,360         22,000         15,750
                                                                      ---------      ---------      ---------
    NET INCOME                                                        $  45,350      $  42,883      $  35,504
                                                                      =========      =========      =========
NET INCOME PER SHARE (NOTE 15): BASIC                                 $    2.04      $    2.04      $    1.70
                                                                      =========      =========      =========
                                DILUTED                               $    2.03      $    2.03      $    1.69
                                                                      =========      =========      =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BANCORPSOUTH, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               COMMON STOCK                     UNREALIZED
                                         -----------------------    CAPITAL        GAINS       RETAINED    TREASURY
                                            SHARES       AMOUNT     SURPLUS   (LOSSES), NET    EARNINGS      STOCK         TOTAL
                                         ------------  ---------   ----------  ------------   ---------    ---------     ---------
                                                                  (Dollars in thousands,except per share amounts)
BALANCE, DECEMBER 31, 1994                10,163,104   $25,819      $79,008      $(1,702)     $152,655      $ (2,928)     $252,852
Shares issued:
  Employee stock bonus plan (Note 14)         15,000        37          476           --          (513)           --            --
  Purchase business acquisitions             259,285       370        4,530           --            --         1,894         6,794
  Other shares issued                         61,883       154          404           --            --            --           558
Recognition of stock compensation                 --        --           --           --           436            --           436
Fractional shares redeemed in poolings          (797)       (1)         (21)          --            --            --           (22)
Purchase of stock warrants                        --        --           (6)          --            --            --           (6)
Change in market valuation of
  available-for-sale securities,
  net of tax                                      --        --           --        4,182            --            --         4,182
Net income                                        --        --           --           --        35,504            --        35,504
Stock split effected in the form
   of  a stock dividend (Note 2)          10,498,805    26,385           --           --       (26,385)           --            --
Cash dividends declared:
  BancorpSouth, $.62 per share                    --        --           --           --       (11,278)           --       (11,278)
  Pooled acquisitions                             --        --           --           --          (925)           --          (925)
                                         -----------   -------      -------      -------      --------      --------      --------
BALANCE, DECEMBER 31, 1995                20,997,280    52,764       84,391        2,480       149,494        (1,034)      288,095
Shares issued                                 62,151       147          225           --            --            52           424
Recognition of stock compensation                 --        --           --           --            83            --            83
Purchase of treasury stock                   (45,950)       --           --           --            --        (1,242)       (1,242)
Change in market valuation of
  available-for-sale securities,
  net of tax                                      --        --           --         (200)           --            --          (200)
Net income                                        --        --           --           --        42,883            --        42,883
Cash dividends declared,
  $.70 per share                                  --        --           --           --       (14,719)           --       (14,719)
                                         -----------   -------      -------      -------      --------      --------      --------
BALANCE, DECEMBER 31, 1996                21,013,481   $52,911      $84,616      $ 2,280      $177,741      $ $2,224)     $315,324
Shares issued:
  Business combination (Note 3)            1,231,710     3,079       11,570           --           962            --        15,611
  Other shares issued                         76,687        --         (487)          --            --         1,352           865
Recognition of stock compensation                 --        --           --           --            83            --            83
Purchase of treasury stock                   (51,207)       --           --           --            --        (1,447)       (1,447)
Change in market valuation of
  available-for-sale securities,
  net of tax                                      --        --           --        2,202            --            --         2,202
Net income                                        --        --           --           --        45,350            --        45,350
Cash dividends declared,
  $.79 per share                                  --        --           --           --       (17,566)           --       (17,566)
                                         -----------   -------      -------      -------      --------      --------      --------
BALANCE, DECEMBER 31, 1997                22,270,671   $55,990      $95,699      $ 4,482      $206,570      $ (2,319)     $360,422
                                         ===========   =======      =======      =======      ========      ========      ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BANCORPSOUTH, INC. AND SUBSIDIARIES


                                                                   YEARS ENDED DECEMBER 31
                                                          ----------------------------------------
                                                             1997            1996           1995
                                                          -----------    -----------     ---------
                                                                        (In thousands)
OPERATING ACTIVITIES:
Net income                                                 $  45,350      $  42,883      $  35,504
  Adjustment to reconcile net income to net
    cash provided by operating
    activities:
      Provision for credit losses                              9,008          8,804          6,206
      Depreciation and amortization                           11,134          9,630          8,448
      Deferred taxes                                            (979)         1,016             74
      Amortization of intangibles                                638          1,232            726
      Amortization of debt securities premium
        and discount, net                                        222            (47)          (663)
      Security losses (gains), net                            (1,251)          (262)           765
      Net deferred loan origination expense                   (3,318)        (3,138)        (2,624)
      Increase in interest receivable                         (3,356)        (2,863)        (6,042)
      Increase in interest payable                               951            793          4,072
      Proceeds from mortgages sold                           329,042        258,255        150,572
      Origination of mortgages for sale                     (342,448)      (258,815)      (163,415)
      Other, net                                              (1,084)        (3,760)         4,457
                                                           ---------      ---------      ---------
        Net cash provided by operating activities             43,909         53,728         38,080
                                                           ---------      ---------      ---------
INVESTING ACTIVITIES:
  Proceeds from calls and maturities of held-
    to-maturity securities                                   243,161        105,464        145,071
  Proceeds from calls and maturities of available-
    for-sale securities                                      197,854        186,863        290,404
  Proceeds from sales of held-to-maturity securities              --            755            931
  Proceeds from sales of available-for-sale securities        17,444         26,855         11,708
  Purchases of held-to-maturity securities                  (202,055)      (196,696)      (111,875)
  Purchases of available-for-sale securities                (377,714)      (203,969)      (261,322)
  Net (increase) decrease in short-term investments           99,400        (34,850)       (32,175)
  Net increase in loans                                     (262,531)      (177,198)      (269,328)
  Purchases of premises and equipment                        (22,518)       (20,877)       (18,695)
  Proceeds from sale of premises and equipment                 2,874            791            480
  Other, net                                                 (13,447)        (4,775)        (5,268)
                                                           ---------      ---------      ---------
        Net cash used in investing activities               (317,532)      (317,637)      (250,069)
                                                           ---------      ---------      ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                   277,090        297,766        264,943
  Net increase (decrease) in short-term debt and other
      liabilities                                            143,717          4,702        (28,478)
  Advances on long-term debt                                      --         10,300         21,000
  Repayment of long-term debt                                 (8,239)       (27,846)       (14,792)
  Issuance of common stock                                       383            217            506
  Purchase of treasury stock                                  (1,447)        (1,242)            --
  Purchase of stock warrants                                      --             --             (6)
  Payment of cash dividends                                  (16,972)       (13,940)       (10,062)
                                                           ---------      ---------      ---------
        Net cash provided by financing activities            394,532        269,957        233,111
                                                           ---------      ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                        120,909          6,048         21,122
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               171,863        165,815        144,693
                                                           ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 292,772      $ 171,863      $ 165,815
                                                           =========      =========      =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BANCORPSOUTH, INC. AND SUBSIDIARIES
DECEMBER 31, 1997, 1996  AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of BancorpSouth, Inc. (the Company) have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period reported. Actual results could differ significantly from those estimates. The Company and its subsidiaries are engaged in the business of banking and activities closely related to banking. The Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The following is a summary of the more significant accounting and reporting policies.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank. Prior to June 20, 1997, Volunteer Bank (VOL) was a wholly-owned subsidiary of the Company. On that date VOL was merged with and into Bank of Mississippi (BOM) and BOM's name was changed to BancorpSouth Bank (BSB). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

CASH FLOW STATEMENTS

         Cash equivalents include cash and amounts due from banks including interest bearing deposits with other banks. The Company paid interest of $142,461,000, $125,712,000 and $110,385,000 and income taxes of $23,405,000,
$20,277,000 and $15,480,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

Securities

         Securities are classified as either held-to-maturity, trading or available-for-sale.

         Held-to-maturity securities are debt securities that the Company has the ability and management has the positive intent to hold to maturity. They are reported at amortized cost.

         Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 1997 and 1996.

         Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders'equity until realized.

         Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

LOANS

         Loans are recorded at the face amount of the notes reduced by collections of principal. Loans include net unamortized deferred origination costs. Unearned discount on discount-basis consumer loans is recognized as income using a method which approximates the interest method. Interest is recorded monthly as earned on all other loans. Where doubt exists as to the collectibility of the loans, interest income is recorded as payment is received.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses charged to expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

MORTGAGES HELD FOR SALE

         Mortgages held for sale are recorded at lower of aggregate cost or market as determined by outstanding commitments from investors or current investor yield requirements.

PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, computed using straight-line and accelerated methods, are charged to expense over the shorter of the lease term or the estimated useful lives of the assets. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

OTHER REAL ESTATE OWNED

         Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less selling cost. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sale are included in other revenue.

PENSION EXPENSE

         The Company maintains a non-contributory defined benefit pension plan that covers all employees who qualify as to age and length of service. Net periodic pension expense is actuarially determined.

INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company, with the exception of BSB's credit life insurance subsidiaries, files a consolidated federal income tax return.

OTHER

         Trust income is recorded on the cash basis as received, which does not differ materially from the accrual basis.

(2)  STOCK SPLIT

         On November 20, 1995, the Company's two-for-one stock split effected in the form of a 100% stock dividend resulted in the issuance of 10,495,805 new shares of common stock. Information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.


(3)   ACQUISITIONS

         On March 28, 1997, Iuka Guaranty Bank (IGB), a $117 million bank headquartered in Iuka, Mississippi, was merged with and into BancorpSouth Bank. Pursuant to the merger, each share of common stock of IGB was converted into
821.148667 shares of the Company's common stock. This transaction was accounted for as a pooling of interests and IGB's results of operations are included in the Company's financial statements for 1997. The financial statements for periods prior to 1997 were not restated because the impact of the IGB acquisition was not material.

(4) HELD-TO-MATURITY SECURITIES

         A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 1997 and 1996 follows:

                                                                  1997
                                             ------------------------------------------------
                                                             GROSS      GROS        ESTIMATED
                                             AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                                COST         GAINS      LOSSES         VALUE
                                             ---------    ----------  ----------    ---------
                                                             (In thousands)
U.S. Treasury                                 $109,012     $  1,533     $      2     $110,543
U.S. Government agencies and corporations      259,527        2,263          306      261,484
Tax exempt obligations of states and
  political subdivisions                       163,570        5,297          872      167,995
Other                                            1,310           26           15        1,321
                                              --------     --------     --------     --------
    Total                                     $533,419     $  9,119     $  1,195     $541,343
                                              ========     ========     ========     ========


                                                                     1996
                                             ------------------------------------------------
                                                             GROSS      GROS        ESTIMATED
                                             AMORTIZED    UNREALIZED  UNREALIZED       FAIR
                                                COST         GAINS      LOSSES         VALUE
                                             ---------    ----------  ----------     --------
                                                              (In thousands)
U.S. Treasury                                 $ 91,340     $  1,360     $      3     $ 92,697
U.S. Government agencies and corporations      292,930        2,440        1,206      294,164
Tax exempt obligations of states and
  political subdivisions                       144,406        5,075          612      148,869
Other                                            1,390            1            2        1,389
                                              --------     --------     --------     --------
    Total                                     $530,066     $  8,876     $  1,823     $537,119
                                              ========     ========     ========     ========

         Gross gains of $640,000 and gross losses of $30,000 were recognized in 1997, gross gains of $267,000 and gross losses of $89,000 were recognized in 1996 and gross gains of $123,000 and gross losses of $389,000 were recognized in 1995 on held-to-maturity securities. Except for 1996, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 1996 amounts is a gross gain of $1,000 and a gross loss of $67,000 related to the sale of held-to-maturity securities with amortized cost of $822,000. The decision to sell these securities was based on the deteriorating credit quality of the issuer.

         Held-to-maturity securities with a carrying value of approximately $273,000,000 at December 31, 1997, were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of held-to-maturity securities at December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           1997
                                               --------------------------
                                                                ESTIMATED
                                               AMORTIZED           FAIR
                                                  COST             VALUE
                                               ---------        ---------
                                                      (In thousands)
Due in one year or less                        $123,365          $123,708
Due after one year through five years           354,372           359,127
Due after five years through ten years           44,880            46,035
Due after ten years                              10,802            12,473
                                               --------          --------
    Total                                      $533,419          $541,343
                                               ========          ========

(5) AVAILABLE-FOR-SALE SECURITIES

         A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 1997 and 1996 follows:

                                                                    1997
                                            -------------------------------------------------
                                                             GROSS        GROSS     ESTIMATED
                                             AMORTIZED     UNREALIZED  UNREALIZED      FAIR
                                                COST         GAINS        LOSSES       VALUE
                                            ----------     ----------  ----------   ---------
                                                               (In thousands)
U.S. Treasury                                 $103,948     $  1,437     $     12     $105,373
U.S. Government agencies and corporations      238,995        1,253          208      240,040
Tax exempt obligations of states and
  political subdivisions                        11,062          231           35       11,258
Preferred stock                                 21,000           --           --       21,000
Other                                           23,948        4,664           71       28,541
                                              --------     --------     --------     --------
    Total                                     $398,953     $  7,585     $    326     $406,212
                                              ========     ========     ========     ========

                                                                    1996
                                            -------------------------------------------------
                                                             GROSS        GROSS     ESTIMATED
                                             AMORTIZED     UNREALIZED  UNREALIZED      FAIR
                                                COST         GAINS        LOSSES       VALUE
                                            ----------     ----------  ----------   ---------
                                                               (In thousands)
U.S. Treasury                                 $ 43,702     $    229     $     67     $ 43,864
U.S. Government agencies and corporations      129,620          413          518      129,515
Tax exempt obligations of states and
  political subdivisions                        12,375          295          103       12,567
Preferred stock                                 22,000           --           --       22,000
Other                                           19,347        3,459           13       22,793
                                              --------     --------     --------     --------
    Total                                     $227,044     $  4,396     $    701     $230,739
                                              ========     ========     ========     ========



         Gross gains of $661,000 and gross losses of $20,000 were recognized in 1997, gross gains of $277,000 and gross losses of $193,000 were recognized in 1996 and gross gains of $900,000 and gross losses of $1,399,000 were recognized in 1995 on available-for-sale securities.

         Available-for-sale securities with a carrying value of approximately $165,000,000 at December 31, 1997, were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of available-for-sale securities at December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years unless they have a repricing feature. Securities that reprice periodically are considered as maturing on the first repricing date subsequent to December 31, 1997.

                                                           1997
                                                -----------------------------
                                                                   ESTIMATED
                                                  AMORTIZED           FAIR
                                                     COST            VALUE
                                                ------------      -----------
                                                         (In thousands)
Due in one year or less                           $125,822          $126,155
Due after one year through five years              210,637           212,784
Due after five years through ten years              18,059            22,600
Due after ten years                                 44,435            44,673
                                                  --------          --------
    Total                                         $398,953          $406,212
                                                  ========          ========

(6) LOANS

         A summary of loans classified by collateral type at December 31, 1997 and 1996 follows:

                                              1997               1996
                                           ----------        ----------
                                                (In thousands)
Commercial and agricultural                $  266,112        $  238,246
Consumer and installment                      823,356           744,456
Real estate mortgage                        1,571,137         1,407,841
Lease financing                               172,436           149,104
Other                                          19,844            14,471
                                           ----------        ----------
    Total                                  $2,852,885        $2,554,118
                                           ==========        ==========

         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $4,008,000 and $3,940,000 at December 31, 1997 and 1996, respectively. Restructured loans totaled $659,000 and $77,000 at December 31, 1997 and 1996, respectively.

         The total amount of interest earned on non-performing loans was approximately $37,000, $13,000 and $70,000 in 1997, 1996 and 1995, respectively.
The gross interest income which would have been recorded under the original terms of those loans amounted to $128,000, $167,000 and $105,000 in 1997, 1996 and 1995, respectively.

         Loans considered impaired, under SFAS No.114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 1997 and 1996 was $2,928,000 and $3,306,000, respectively, with a valuation reserve of $927,000 and $995,000, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $2,523,000 and $2,603,000, respectively.

(7) ALLOWANCE FOR CREDIT LOSSES

         The following schedule summarized the changes in the allowance for credit losses for the years ended December 31, 1997, 1996 and 1995:

                                         1997        1996      1995
                                       -------     -------    -------
                                               (In thousands)
Balance at beginning of year           $37,272     $34,636    $30,830
Provision charged to expense             9,008       8,804      6,206
Recoveries                               1,828       1,836      1,567
Loans charged off                       (8,827)     (8,004)    (4,714)
Acquisitions                               596           -        747
                                       -------     -------    -------
Balance at end of year                 $39,877     $37,272    $34,636
                                       =======     =======    =======

(8) PREMISES AND EQUIPMENT

         A summary by asset classification at December 31, 1997 and 1996 follows:

                                                 ESTIMATED
                                                USEFUL LIFE
                                                   YEARS            1997       1996
                                                 ----------      --------   --------
                                                                    (In thousands)
Cost
Land                                                             $ 13,416   $ 12,273
Buildings and improvements                         20-50           71,452     69,074
Leasehold improvements                             10-20            1,686      1,720
Equipment, furniture and fixtures                   3-12           68,035     55,939
Construction in progress                                            8,893      7,262
                                                                 --------   --------
                                                                  163,482    146,268
Accumulated depreciation and amortization                          62,109     55,329
                                                                 --------   --------
     Premises and equipment, net                                 $101,373   $ 90,939
                                                                 ========   ========



(9) TIME DEPOSITS AND SHORT-TERM DEBT

         Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $455,960,000 and $399,123,000 were outstanding at December 31, 1997 and 1996, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $24,939,000, $19,728,000, and $17,386,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

         For time deposits with a remaining maturity of more than one year at December 31, 1997, the aggregate amount of maturities for each of the following five years is presented in the following table:

  MATURING IN                         AMOUNT
  -----------                        --------
                                  (In thousands)
      1999                           $229,092
      2000                            200,386
      2001                             41,791
      2002                             44,960
      2003                                398
   Thereafter                           2,349
                                     --------
     Total                           $518,976
                                     ========

         Presented below is information relating to short-term debt for the years ended December 31, 1997 and 1996:


                                                    END OF PERIOD      DAILY AVERAGE       MAXIMUM
                                                 -------------------  -----------------   OUTSTANDING
                                                            INTEREST            INTEREST     AT ANY
                                                 BALANCE     RATE     BALANCE     RATE     MONTH END
                                                 -------------------  ------------------  ------------
                                                                  (Dollars in thousands)
 1997:
Federal funds purchased                          $152,450     6.9%     $ 3,004     6.3%    $152,450
Securities sold under repurchase agreements        25,000     5.3%      29,066     4.8%      32,554
                                                 --------              -------             --------
    Total                                        $177,450              $32,070             $185,004
                                                 ========              =======             ========

 1996:
Federal funds purchased                          $  1,750     5.8%     $ 4,226     5.0%      $5,950
Securities sold under repurchase agreements        31,886     4.8%      36,654     4.8%      40,030
                                                 --------              -------             --------
    Total                                        $ 33,636              $40,880             $ 45,980
                                                 ========              =======             ========

         Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 1997, the Company's subsidiary bank had established informal federal funds borrowing lines of credit aggregating $584,000,000.

(10) LONG-TERM DEBT
SUBORDINATED CAPITAL DEBENTURES

         On November 22, 1989, the Company issued $25,000,000 of 9% subordinated capital debentures due November 1, 1999. On December 30, 1996, the Company extinguished the $24,508,000 of outstanding 9% debentures by transferring the funds to an irrevocable trust for the repayment of principal and interest on the debentures. The $489,000 loss on early extinguishment of this debt is included in other expense for 1996. Included in interest expense is $2,291,000 for 1996 and $2,206,000 for 1995 related to the debentures.

FEDERAL HOME LOAN BANK ADVANCES

         BSB has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (FHLB) of Dallas. Under the terms of this agreement, BSB is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75 percent of the book value (unpaid principal balance) of the borrower's first mortgage collateral or 35 percent of the borrower's assets.

         BSB has also entered into a blanket floating lien security agreement with the FHLB of Cincinnati. Under the terms of this agreement, BSB is required to maintain unencumbered, quality first mortgage loans in an amount equal to 150 percent of outstanding advances as collateral for those advances.

         At December 31, 1997, the following FHLB fixed term advances were repayable in monthly installments as follows:

   FINAL DUE DATE       INTEREST RATE           AMOUNT
   --------------       -------------           ------
                                            (In thousands)
      1998                 5.63%               $ 5,000
      2000            5.47% - 6.55%             15,000
      2001            5.21% - 7.03%              5,149
      2002                 5.75%                 5,000
   Thereafter         5.65% - 8.95%             17,390
                                               -------
      Total                                    $47,539
                                               =======

(11) INCOME TAXES

         Total income taxes for the years ended December 31, 1997, 1996 and 1995 were allocated as follows:

                                                         1997                 1996               1995
                                                       --------             --------            --------
                                                                       (In thousands)
Income from continuing operations                      $ 20,360             $ 22,000            $ 15,750
Shareholders' equity for unrealized gain
    on available-for-sale securities                      1,362                   49               2,395
Shareholders' equity for stock option plans                (400)                  --                  --
                                                       --------             --------            --------
        Total                                          $ 21,322             $ 22,049            $ 18,145
                                                       ========             ========            ========


         The components of income tax expense attributable to continuing operations are as follows for the years ended December 31, 1997, 1996 and 1995:


                           1997                 1996                1995
                         --------             --------            --------
                                           (In thousands)
Current:
  Federal                $ 17,992             $ 18,944            $ 14,118
  State                     3,347                2,040               1,558
Deferred:
  Federal                    (825)                 824                  13
  State                      (154)                 192                  61
                         --------             --------            --------
        Total            $ 20,360             $ 22,000            $ 15,750
                         ========             ========            ========


         Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

                                                             1997                 1996                 1995
                                                           --------             --------             --------
                                                                             (In thousands)
Tax expense at statutory rate                              $ 22,999             $ 22,709             $ 17,939
Increase (reduction) in taxes resulting from:
  State income taxes net of federal tax benefit               2,075                1,451                1,052
  Tax exempt interest revenue                                (2,802)              (2,556)              (2,718)
  Dividend received deduction                                  (118)                (183)                (378)
  Tax over book loss on security transactions                  (166)                (132)                (520)
  Other, net                                                 (1,628)                 711                  375
                                                           --------             --------             --------
        Total                                              $ 20,360             $ 22,000             $ 15,750
                                                           ========             ========             ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                             1997              1996
                                                                           -------            -------
                                                                                 (In thousands)
Deferred tax assets:
  Loans receivable, principally due to allowance
     for credit losses                                                     $16,578            $14,495
  Deferred liabilities principally due to
    compensation arrangements and vacation accruals                          6,251              3,839
  Net operating loss carryforwards                                             263                328
                                                                           -------            -------
    Total gross deferred tax assets                                         23,092             18,662
    Less:  valuation allowance                                                  --                 --
                                                                           -------            -------
    Deferred tax assets                                                    $23,092            $18,662
                                                                           =======            =======

Deferred tax liabilities:
  Bank premises and equipment, principally due
    to differences in depreciation and lease transactions                  $10,613            $10,881
  Deferred assets, principally due to the capitalization
    of excess servicing rights for financial reporting purposes              1,244              1,294
  Investments, principally due to interest income recognition                1,888              1,723
  Capitalization of mortgage servicing rights                                3,209                 --
  Unrealized gains on available-for-sale securities                          2,777              1,415
  Other, net                                                                     7                 12
                                                                           -------            -------
      Total gross deferred liabilities                                      19,738             15,325
                                                                           -------            -------

      Net deferred tax assets                                              $ 3,354            $ 3,337
                                                                           =======            =======


                  Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences existing at December 31, 1997.

         At December 31, 1997 the Company has net operating loss carryforwards for federal income tax purposes of approximately $751,000 that are available to offset future federal taxable income, subject to various limitations, through 2001.

(12) PENSION AND PROFIT SHARING PLANS

         The Company maintains a noncontributory and trusteed defined benefit pension plan covering substantially all full-time employees who have at least one year of service and have attained the age of twenty-one. Benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute to the pension plan the amount required to fund benefits expected to be earned for the current year and to amortize amounts related to prior years using the projected unit credit cost method. The difference between the pension cost included in current income and the funded amount is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.

Pension expense for the years ended December 31, 1997, 1996 and 1995 included the following components:



                                                  1997                1996               1995
                                                --------            --------            -------
                                                                 (In thousands)
Service cost                                    $ 1,271             $ 1,127             $   785
Interest cost                                     1,297               1,290               1,001
Actual return on plan assets                     (4,662)             (3,532)             (3,637)
Net amortization and deferral                     2,856               1,983               2,510
Cost of special termination benefits                 --                  --                 464
                                                -------             -------             -------
     Pension expense                            $   762             $   868             $ 1,123
                                                =======             =======             =======

  The funded status of the Company's plan at December 31, 1997 and 1996 was as follows:

                                                                                        1997                 1996
                                                                                      --------             --------
                                                                                             (In thousands)
Plan assets at fair value (primarily in listed bonds and commingled funds)            $ 26,124             $ 20,982
Actuarial present value of projected benefit obligations                                18,975               19,498
                                                                                      --------             --------
Plan assets in excess of projected benefit obligation                                    7,149                1,484
Unrecognized net gain                                                                   (5,693)              (1,213)
Unrecognized prior service cost                                                         (1,164)              (1,252)
Unrecognized net asset at January 1                                                         (7)                  (9)
                                                                                      --------             --------
Prepaid (accrued) pension expense recorded in the financial statements                $    285             ($   990)
                                                                                      ========             ========

Actuarial present value of vested benefit obligations                                 $ 10,871             $ 11,267
                                                                                      ========             ========

Accumulated benefit obligations                                                       $ 12,278             $ 12,478
                                                                                      ========             ========

         The discount rates used in determining the actuarial present value of the projected benefit obligation were 6.5% and 7.5% at December 31, 1997 and 1996, respectively. The rates of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 4% and 5% at December 31, 1997 and 1996, respectively. The expected long-term rate of return on assets during 1997 and 1996 was 7.5%.

         The Company has a non-qualified supplemental retirement plan for certain key employees. Benefits commence when the employee retires and are payable over a period of ten years. The amount accrued under the plan was $148,000 in 1997, $124,000 in 1996 and $111,000 in 1995.

         The Company has a deferred compensation plan (commonly referred to as a 401(k) Plan), whereby employees may contribute a portion of their compensation, as defined, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to five percent of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase Company common stock at prevailing market prices. Plan expense for the years ended December 31, 1997, 1996 and 1995 was $1,689,000, $1,555,000 and $1,495,000, respectively.

         The BancorpSouth, Inc. Restoration Plan (Restoration Plan) provides for the payment of retirement benefits to certain participants in the BancorpSouth, Inc. Retirement Plan (Basic Plan). The Restoration Plan covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986 and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing his benefit under the Basic Plan. Restoration Plan expense was $78,000 in 1997, $62,000 in 1996 and $48,000 in 1995.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

SECURITIES

         The carrying amounts for short-term securities approximate fair value because of their short-term maturity (90 days or less) and present no unexpected credit risk. The fair value of most longer-term securities is estimated based on market prices or dealer quotes. See Note 4, Held-to-Maturity Securities, and
Note 5, Available-for-Sale Securities for fair values.

LOANS

         Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer and installment and real estate mortgage. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using rates currently available that reflect the credit and interest rate risk inherent in the loan. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

         The following table presents information for loans at December 31, 1997 and 1996:

                                            1997                            1996
                                 --------------------------      --------------------------
                                    BOOK            FAIR           BOOK            FAIR
                                   VALUE           VALUE           VALUE           VALUE
                                 ----------      ----------      ----------      ----------
                                                        (In thousands)
Commercial and agricultural      $  266,112      $  256,550      $  238,246      $  235,086
Consumer and installment            823,356         824,054         744,456         760,947
Real estate mortgage              1,571,137       1,520,646       1,407,841       1,394,210
All other                            19,844          17,336          14,471          14,233
                                 ----------      ----------      ----------      ----------
    Total                        $2,680,449      $2,618,586      $2,405,014      $2,404,476
                                 ==========      ==========      ==========      ==========


         Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. Management has made estimates of fair value discount rates that are believed to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale. New loan rates were used as the discount rate on new loans of the same type, credit quality and maturity.

DEPOSIT LIABILITIES

          Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. The following table presents information for certificates of deposit at December 31, 1997 and 1996:

                                                                      1997                            1996
                                                           --------------------------      --------------------------
                                                              BOOK            FAIR            BOOK            FAIR
                                                              VALUE           VALUE           VALUE           VALUE
                                                           ----------      ----------      ----------      ----------
                                                                                 (In thousands)
Certificates of deposit:
Maturing or repricing in six months or less                $  743,583      $  746,796      $  704,344      $  707,601
Maturing or repricing between six months and one year         434,519         436,910         278,496         280,089
Maturing or repricing between one and three years              86,812          87,962         438,806         445,561
Maturing or repricing beyond three years                      418,687         427,301         156,011         159,455
                                                           ----------      ----------      ----------      ----------
     Total                                                 $1,683,601      $1,698,969      $1,577,657      $1,592,706
                                                           ==========      ==========      ==========      ==========

LONG-TERM DEBT

         The fair value of the Company's FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities. The following table presents information on the FHLB advances at December 31, 1997 and 1996:

                                1997                           1996
                         -------------------           -------------------
                           BOOK       FAIR               BOOK        FAIR
FINAL DUE DATE            VALUE       VALUE              VALUE      VALUE
--------------           -------     -------           --------   --------
                                           (In thousands)
       1997              $     -     $     -           $ 5,000    $ 4,996
       1998                5,000       4,985             5,000      4,968
       2000               15,000      14,947            15,000     14,917
       2001                5,149       5,112             6,554      6,486
   Thereafter             22,390      22,191            24,224     23,490
                         -------     -------           -------    -------
       Total             $47,539     $47,235           $55,778    $54,857
                         =======     =======           =======    =======


(14) STOCK INCENTIVE AND STOCK OPTION PLANS

         During 1987, the Company issued 34,500 shares of common stock to a key employee. The shares vested over a 10-year period subject to the Company meeting certain performance goals and the compensation associated with this award was recognized over the vesting period that ended during 1997.

         During 1994, the Company issued 50,000 shares of common stock to a key employee; 25,000 shares were awarded upon issuance and 25,000 shares were awarded on November 21, 1995. The stock bonus agreement provided for a cash bonus to the employee in an amount equal to the state and federal income and employment tax liabilities incurred by the employee as a result of this stock bonus award. The Company recorded compensation expense of $905,000 in 1995 with regard to this stock bonus.

         In 1995, the Company issued 30,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 24,000 at December 31, 1997. The compensation associated with this award is being recognized over the 10-year period.

         Key employees and directors of the Company and its subsidiaries have been granted stock options and stock appreciation rights (SARs) under the Company's 1990, 1994 and 1995 stock incentive plans. All options and SARs granted pursuant to these plans have been at market value on the date of the grant and are exercisable over periods of one to ten years. The Company recorded $6,113,000, $1,907,000 and $947,000 in compensation expense in 1997, 1996 and
1995, respectively, related to the SARs because of the increase in market value of its common stock. In 1995, pursuant to certain acquisitions, incentive and non-qualified stock options were granted to employees and directors of the companies being acquired in exchange for stock options that were outstanding at the time those mergers were consummated. The number of shares and option prices of shares authorized under the various stock option plans have been adjusted for the two-for-one stock split effected in the form of a dividend discussed in Note 2.

         A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                         1997                        1996                        1995
                               ---------------------------   -------------------------   ------------------------
                                              WEIGHTED-                    WEIGHTED-                  WEIGHTED-
                                               AVERAGE                      AVERAGE                    AVERAGE
                                               EXERCISE                     EXERCISE                   EXERCISE
OPTIONS                           SHARES        PRICE        SHARES          PRICE        SHARES        PRICE
-------                        -----------   -------------  --------     -------------   ---------  -------------

Outstanding at beginning
   of year                       742,930        $18.24      677,219          $15.65      542,442        $13.28
Granted                          136,300         41.05      150,991           26.14      178,000         20.83
Exercised                       (113,858)        13.78      (85,280)          11.68      (43,223)         7.17
                                --------                    -------                      -------
Outstanding at end of year       765,372         22.96      742,930           18.24      677,219         15.65
                                ========                    =======                      =======
Exercisable at year-end          481,059                    479,268                      424,852
                                ========                    =======                      =======


         The following table summarizes information about stock options at December 31, 1997:

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    ---------------------------------------------------    --------------------------------
    RANGE OF            NUMBER          WEIGHTED-AVG       WEIGHTED-AVG       NUMBER         WEIGHTED-AVG
EXERCISE PRICES      OUTSTANDING       REMAINING LIFE     EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
---------------     -------------     ----------------    --------------   ------------     ---------------

$ 4.94 to $ 7.16         5,742          5.4 years              $ 6.00          5,742           $ 6.00
$ 8.21 to $12.99       120,378          4.0                     11.15        120,378            11.15
$14.88 to $18.75       233,292          6.1                     17.29        209,292            17.31
$22.13 to $27.25       293,651          8.5                     24.60        145,647            23.74
     $44.00            112,309         10.0                     44.00              -                -
                       -------                                               -------
$ 4.94 to $44.00       765,372          7.3                     22.96        481,059            17.58
                       =======                                               =======


         As allowed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company elected to continue to measure compensation cost relative to its stock based compensation plans using Accounting Principles Board Opinion No. 25. The pro forma net income and pro forma net income per share is not materially different from net income and net income per share as reported.

(15) EARNINGS PER SHARE AND DIVIDEND DATA

         The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements for periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of this Statement.

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996 and 1995.

                                        1997                                  1996                               1995
                        -----------------------------------  ------------------------------------ ----------------------------------
                          INCOME       SHARES     PER SHARE     INCOME       SHARES     PER SHARE   INCOME      SHARES     PER SHARE
                        (NUMERATOR) (DENOMINATOR)  AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT  (NUMERATOR) (DENOMINATOR)  AMOUNT
                        ----------- ------------- ---------  -----------  ------------- --------- ----------- ------------- --------
                                                                 (In thousands, except per share amounts)
BASIC EPS
Income available to
   common shareholders    $45,350       22,213       $2.04     $42,883        20,995       $2.04   $35,505       20,874       $1.70
                                                     =====                                 =====                              =====

Effect of dilutive
  stock options                 -          181                       -           134                     -          141
                          -------       ------                 -------        ------               -------       ------

DILUTED EPS
Income available
   to common
   shareholders
   plus assumed
   exercise               $45,350       22,394       $2.03     $42,883        21,129       $2.03   $35,505       21,015       $1.69
                          =======       ======       =====     =======        ======       =====   =======       ======       =====

         Dividends to shareholders are paid from dividends paid to the Company by its subsidiary bank which is subject to approval by the applicable state regulatory authority. At December 31, 1997, the Company's subsidiary bank could have paid dividends to the Company of $110,000,000 under current regulatory guidelines.

(16) RELATED PARTY TRANSACTIONS

         The Company has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates. In management's opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any other unfavorable features.

         An analysis of such outstanding loans is as follows:

                                                         AMOUNT
                                                     -------------
                                                     (In thousands)
Loans outstanding at December 31, 1996                  $21,435
New loans                                                 2,158
Repayments                                               (4,622)
Changes in directors and executive officers                (179)
                                                        -------
Loans outstanding at December 31, 1997                  $18,792
                                                        =======

(17) CAPITALIZED MORTGAGE SERVICING RIGHTS

         Originated mortgage servicing rights (OMSRs), as well as purchased mortgage servicing rights (PMSRs), are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. PMSRs and OMSRs are being amortized in proportion to and over the period of the estimated net servicing income. Capitalized morgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate and term and loan type based on 1) loan guarantee (i.e. conventional or government) and 2) interest characteristic (i.e. fixed-rate or adjustable-rate). In measuring impairment, the carrying amount must be stratified based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

         The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

                                                 1997              1996
                                               --------          -------
                                                      (In thousands)
Balance at beginning of year                   $ 9,276           $ 5,051
Mortgage servicing rights capitalized            7,222             5,721
Amortization expense                            (1,803)           (1,496)
                                               -------           -------
Balance at end of year                          14,695             9,276
Valuation allowance                               (624)             (200)
                                               -------           -------
Fair value at end of year                      $14,071           $ 9,076
                                               =======           =======


(18)  REGULATORY MATTERS

         Deposit insurance expense for 1996 includes a special assessment of $1.9 million that was imposed by the Federal Deposit Insurance Corporation
(FDIC) on the Company's deposits in the Savings Association Insurance Fund
(SAIF). This non-recurring assessment was imposed by the Federal Deposit Insurance Act of 1996 and was designed to recapitalize the SAIF. Approximately 90% of the Company's deposits are in the Bank Insurance Fund (BIF) and approximately 10% of the Company's deposits which were acquired from thrifts over the years, remain in the SAIF.

         The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the Federal Reserve Board (FRB) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (Tier
1) of a least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted average assets. The regulations also define well capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. The Company had Tier 1, total capital and leverage above the well capitalized levels at December 31, 1997 and 1996, respectively, as set forth in the following table:

                                                           1997                              1996
                                                ----------------------------    --------------------------
                                                   AMOUNT            RATIO        AMOUNT            RATIO
                                                ------------       ---------    ---------         --------
                                                                   (Dollars in thousands)
Total Capital (to Risk-Weighted Assets)           $388,165           13.74%      $337,728           13.39%
Tier 1 Capital (to Risk-Weighted Assets)           352,792           12.49        306,135           12.14
Tier 1 Leverage Capital (to Average Assets)        352,792            8.82        306,135            8.56

(19) COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

         Rent expense was approximately $2,591,000 for 1997, $1,841,000 for 1996 and $1,658,000 for 1995. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997:

                                               AMOUNT
                                           -------------
                                           (In thousands)
1998                                           $1,862
1999                                            1,632
2000                                              753
2001                                              428
2002                                              237
Thereafter                                        101
                                               ------
Total future minimum lease payments            $5,013
                                               ======

MORTGAGE LOANS SERVICED FOR OTHERS

         The Company services mortgage loans for others which are not included in the accompanying financial statements. Included in the $1.2 billion of loans serviced for investors is approximately $15 million of primary recourse servicing where the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral which consists of single family residences and either federal or private mortgage insurance.

FORWARD CONTRACTS

         Forward contracts are agreements to purchase or sell securities at a future specific date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 1997, the Company had obligations under forward contracts consisting of commitments to sell mortgage loans originated or purchased by the Company into the secondary market at a future date. These obligations are entered into by the Company in order to establish the interest rate at which it can offer mortgage loans to its customers. Changes in the values of mortgage loans held for sale by the Company for delivery into the secondary market are recorded at the lower of cost or market. As of December 31, 1997, the contractual or notional amount of these forward contracts was approximately $21,000,000. The Company's exposure under these commitments to sell mortgage loans in the future is not material.

LENDING COMMITMENTS

         In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 1997, these included approximately $30,609,000 for letters of credit, and approximately $574,693,000 for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. No significant credit losses are expected from these commitments and arrangements.

LITIGATION

         Various legal claims have arisen in the normal course of business, including claims against entities to which the Company is successor as a result of business combinations. In the opinion of management and legal counsel, the ultimate resolution of these claims will have no material effect on the Company's consolidated financial position.

RESTRICTED CASH BALANCE

         Aggregate reserves (in the form of deposits with the Federal Reserve
Bank) of $162,385,000 were maintained to satisfy Federal regulatory requirements at December 31, 1997.

(20) CONDENSED FINANCIAL STATEMENT INFORMATION OF BANCORPSOUTH, INC. (PARENT COMPANY ONLY)

         The following condensed unaudited financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:


CONDENSED BALANCE SHEETS                                                 DECEMBER 31
                                                                     ----------------------
                                                                       1997          1996
                                                                     -------       --------
                                                                         (In thousands)
Assets
Cash on deposit with subsidiary banks                                $  8,685      $  8,209
Securities                                                                 --         1,210
Investment in subsidiaries                                            360,511       310,164
Other assets                                                            5,717         3,717
                                                                     --------      --------
  Total assets                                                       $374,913      $323,300
                                                                     ========      ========

Liabilities and shareholders' equity
Total liabilities                                                    $ 14,491      $  7,976
Shareholders' equity                                                  360,422       315,324
                                                                     --------      --------
  Total liabilities and shareholders' equity                         $374,913      $323,300
                                                                     ========      ========

                                                             YEARS ENDED DECEMBER 31
                                                      ---------------------------------
CONDENSED STATEMENTS OF INCOME                          1997        1996         1995
                                                      -------    ---------      -------
                                                               (In thousands)
Dividends from subsidiaries                           $17,937      $41,582      $14,665
Management fees from subsidiaries                         530          628          603
Other operating income                                     24           57           60
                                                      -------      -------      -------
  Total income                                         18,491       42,267       15,328

Operating expenses                                      5,591        4,280        3,243
                                                      -------      -------      -------
Income before equity in undistributed earnings
  of subsidiaries                                      12,900       37,987       12,085
Equity in undistributed earnings of subsidiaries       32,450        4,896       23,419
                                                      -------      -------      -------
  Net income                                          $45,350      $42,883      $35,504
                                                      =======      =======      =======

                                                             YEARS ENDED DECEMBER 31
                                                      ---------------------------------
CONDENSED STATEMENTS OF CASHFLOWS                       1997        1996         1995
                                                      --------   ---------      -------
                                                               (In thousands)
Operating Activities:
  Net income                                          $ 45,350     $ 42,883     $35,504
  Adjustments to reconcile net income
    to net cash provided by operating activities       (26,919)        (919)     (22,592)
                                                       -------     --------      -------
Net cash provided by operating activities               18,431       41,964       12,912
Net cash used in financing activities                  (17,955)     (39,473)      (9,649)
                                                      --------     --------      -------
Increase in cash and cash equivalents                      476        2,491        3,263
Cash and cash equivalents at beginning of year           8,209        5,718        2,455
                                                      --------     --------      -------
Cash and cash equivalents at end of year              $  8,685     $  8,209      $ 5,718
                                                      ========     ========      =======

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

         We have audited the consolidated balance sheets of BancorpSouth, Inc., and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc., and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Memphis, Tennessee
January 20, 1998

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
(In thousands, except per share amounts)

                                                   QUARTER ENDED
                                     ----------------------------------------------
                                      MAR 31      JUN 30       SEP 30       DEC 31
                                     -------      ------       -------      -------
1997
Interest revenue                     $73,092      $76,176      $77,825      $80,001
Net interest revenue                  39,189       40,830       40,558       42,462
Provision for credit losses            1,481        2,168        2,476        2,883
Income before income taxes            17,299       18,219       16,726       13,466
Net income                            11,636       12,251       11,601        9,862
Earnings per share (1): Basic           0.52         0.55         0.52         0.44
                        Diluted         0.52         0.55         0.52         0.44
Dividends per share                     0.19         0.19         0.19         0.22
1996
Interest revenue                     $66,814      $68,108      $70,237      $72,760
Net interest revenue                  36,256       37,183       38,371       39,604
Provision for credit losses            1,444        3,060        2,500        1,800
Income before income taxes            14,002       17,402       15,594       17,885
Net income                             9,449       11,200       10,564       11,670
Earnings per share (1): Basic           0.45         0.53         0.50         0.56
                        Diluted         0.45         0.53         0.50         0.55
Dividends per share                     0.17         0.17         0.17         0.19
1995
Interest revenue                     $58,668      $62,514      $64,921      $66,324
Net interest revenue                  33,060       33,783       35,061       36,066
Provision for credit losses            1,298        1,240        2,057        1,611
Income before income taxes            11,624       12,933       13,740       12,957
Net income                             7,905        8,869        9,544        9,186
Earnings per share (1): Basic           0.38         0.43         0.46         0.44
                        Diluted         0.38         0.42         0.45         0.43
Dividends per share                     0.15         0.15         0.15         0.17

(1) Earnings per share have been restated for the effect of implementing, in the quarter ended December 31, 1997, SFAS No. 128, "Earnings per Share".


Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant

         Information concerning the directors and nominees of the Company appears under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference.

Executive Officers of Registrant

         Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Name                       Offices Held                                 Age
----                       ------------                                 ---
Aubrey B. Patterson        Chairman of the Board of                     55
                           Directors and Chief
                           Executive Officer
                           of the Company and BancorpSouth
                           Bank; Director of
                           the Company

Charles J. McKee           Executive Vice President of                  66
                           the Company; Vice Chairman
                           and Director of BancorpSouth Bank

L. Nash Allen, Jr.         Treasurer, and Chief                         53
                           Financial Officer of
                           the Company; Executive
                           Vice President, Chief Financial
                           Officer and Cashier, BancorpSouth

Harry R. Baxter            Vice Chairman and                            53
                           Director of Marketing
                           of the Company and BancorpSouth Bank

Gary R. Harder             Senior Vice President, Audit and             53
                           Loan Review of the Company and
                           BancorpSouth Bank

Michael W. Weeks           Executive Vice President of the              49
                           Company and Vice Chairman of
                           BancorpSouth Bank


Michael L. Sappington      Vice Chairman of                             48
                           BancorpSouth Bank



Gregg Cowsert              Executive Vice President of the              50
                           Company and Vice Chairman and
                           Chief Lending Officer of BancorpSouth
                           Bank

Cathy M. Robertson         Executive Vice President of the              43
                           Company and BancorpSouth Bank

                         Company and BancorpSouth Bank



         None of the executive officers of the Company are related by blood, marriage or adoption. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.

         Mr. Patterson served as President of the Bank from 1983 until April 1990 when he was named Chief Executive Officer of the Bank and the Company. He has served as Chairman of the Board and Chief Executive Officer of the Bank and the Company since April 1993.

         Mr. McKee has served as Vice Chairman and as Executive Vice President of the Bank during the last five years and as Executive Vice President of the Company since April 1986. He has served as a director of BancorpSouth Bank since 1993. Mr. McKee retired from the Company as of December 31, 1997.

         Mr. Allen has served as Senior Vice President and Executive Vice President of the Bank during the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

         Mr. Baxter joined the Bank in July 1986 as Senior Vice President and Director of Marketing. He was named Executive Vice President and Director of Marketing in August 1989 and named Vice Chairman in August 1996.

         Mr. Harder served as First Vice President and Senior Vice President--Loan Review, BancorpSouth Bank during the last five years. Since October 1992 he has also served as First Vice President and then Senior Vice President of the Company.

         Mr. Weeks served as Vice-Chairman of the Board and Chief Executive Officer of Volunteer Bank from January 24, 1995 to March 16, 1995 when he was named Chairman of the Board and Chief Executive Officer of Volunteer Bank. He continued in that role until June 1997 when Volunteer Bank was merged into BancorpSouth Bank and he was named Vice Chairman of BancorpSouth Bank. He has served as Executive Vice President of the Company since January 17, 1995. Prior to his employment by the Company, Mr. Weeks served as a partner in the accounting firm of KPMG Peat Marwick LLP.

         Mr. Sappington has served as Executive Vice President and Vice Chairman of the Bank during the last five years.

         Mr. Cowsert joined the Bank in 1990 as Senior Vice President. He has since served as Executive Vice President and was named Vice Chairman in August 1996. He also is Executive Vice President of the Company.

         Ms. Robertson has served as First Vice President, Senior Vice President and Executive Vice President of the Bank during the past five years. She is also Executive Vice President of the Company.


Item 11. - Executive Compensation

         Information concerning the remuneration of executive officers of the Company appears under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption "Compensation of Directors" in the Company's definitive Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and directors and executive officers of the Company appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with management and others appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1998 annual meeting, and is incorporated herein by reference.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Consolidated Financial Statements:  See Item 8.

(a) 2.   Consolidated Financial Statement Schedules:
         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3.   Exhibits:
         (3)      (a) Articles of incorporation, as amended. (1)
                  (b) Bylaws. (2)
         (4)      Specimen Common Stock Certificate. (3)
         (10)     (a) Stock Bonus Agreement between Bancorp of Mississippi,
                  Inc., and Aubrey B. Patterson, Jr., dated November 6, 1987 and
                  Escrow Agreement between Bank of Mississippi and Aubrey B.
                  Patterson, Jr., dated November 6, 1987. (4)(8)
                  (b) Form of deferred compensation agreement between Bancorp of
                  Mississippi, Inc. and certain key executives. (5)(8)
                  (c) 1994 Stock Incentive Plan. (3)(8)
                  (d) 1995 Non-Qualified Stock Option Plan for Non-Employee
                  Directors. (3)(8)
                  (e) Stock Bonus Agreement between BancorpSouth, Inc. and
                  Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks dated January
                  17, 1995 (7)(8)
                  (f) Stock Bonus Agreement between BancorpSouth, Inc. and
                  Aubrey B. Patterson, Jr., dated January 20, 1998 and Escrow
                  Agreement between BancorpSouth Bank and Aubrey B. Patterson,
                  Jr., date March 20, 1998 (8)
         (11)     Statement re computation of per share earnings
         (21)     Subsidiaries of the Registrant.
         (23)     Consent of Independent Accountants.
         (27.1)   Financial Data Schedule 1997.
         (27.2)   Restated 1996 Financial Data Schedule.
         (27.3)   Restated 1995 Financial Data Schedule.
         (28)     Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock
                  Ownership Plan. (6)(8)
(1) Filed as exhibits 3.1 and 3.2 to the Company's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2) Filed as an exhibit to the Company's registration statement on Form 8-A filed on May 13, 1997, and incorporated by reference thereto.
(3) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 (file number 0-10826), and incorporated by reference thereto.
(4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1987 (file number 0-10826), and incorporated by reference thereto.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
(6) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
(7) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 (file number 0-1-826), and incorporated by reference thereto.
(8)      Compensatory plans or arrangements.
         (b)      Reports on Form 8-K:
                  No reports on Form 8-K were filed during the quarter ended
                  December 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BancorpSouth, Inc.

DATE: March 25, 1998                /s/  Aubrey B. Patterson
                                  --------------------------------------------
                                         Aubrey B. Patterson
                                         Chairman of the Board
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Aubrey B. Patterson                              Chairman of the Board, Chief Executive
-------------------------------------                 Officer (Principal Executive Officer)
     Aubrey B. Patterson                              and Director                                          March 25, 1998


/s/  L. Nash Allen, Jr.                               Treasurer and Chief Financial
-------------------------------------                 Officer (Principal Financial and
     L. Nash Allen, Jr.                               Accounting Officer)                                   March 25, 1998


/s/  S. H. Davis                                      Director                                              March 25, 1998
-------------------------------------
     S. H. Davis


/s/  Hassell H. Franklin                              Director                                              March 25, 1998
-------------------------------------
     Hassell H. Franklin


/s/  Fletcher H. Goode                                Director                                              March 25, 1998
-------------------------------------
     Fletcher H. Goode, M.D.


/s/  J. Louis Griffin, Jr.                            Director                                              March 25, 1998
-------------------------------------
     J. Louis Griffin, Jr.


/s/  W. G. Holliman, Jr.                              Director                                              March 25, 1998
-------------------------------------
     W. G. Holliman, Jr.


/s/  A. Douglas Jumper                                Director                                              March 25, 1998
-------------------------------------
     A. Douglas Jumper


/s/  Turner O. Lashlee                                Director                                              March 25, 1998
-------------------------------------
     Turner O. Lashlee


                                                      Director                                              March 25, 1998
-------------------------------------
     Alan W. Perry

/s/  Frank A. Riley                                   Director                                              March 25, 1998
-------------------------------------
     Frank A. Riley


/s/  Travis E. Staub                                  Director                                              March 25, 1998
-------------------------------------
     Travis E. Staub


/s/  Andrew R. Townes                                 Director                                              March 25, 1998
-------------------------------------
     Andrew R. Townes, DDS


/s/  Lowery A. Woodall                                Director                                              March 25, 1998
-------------------------------------
     Lowery A. Woodall


62