Form 10-Q
period 1998-03-31
BANCORPSOUTH INC
filed 1998-05-14
CIK 701853

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                                            FORM 10Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 	March 31, 1998
                               -------------------------------------------------
OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    ----------------------------

Commission file number       0-10826
                       ---------------------------------------------------------

                                 BancorpSouth, Inc.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Mississippi                                          64-0659571
-------------------------------------                     ----------------------
   (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                          Identification No.)

 One Mississippi Plaza, Tupelo, Mississippi                        38801
--------------------------------------------              ----------------------
  (Address of principal executive offices)                       (Zip Code)

                                   601/680-2000
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
                  (Former name, former address, and former fiscal
                         year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No ___

On March 31, 1998, the registrant had outstanding 22,337,048 shares of common stock, par value $2.50 per share.

                                BANCORPSOUTH, INC.

                                     CONTENTS



                                                                          PAGE
PART I.  Financial Information

         ITEM  1 Financial Statements (unaudited)

                 Consolidated Condensed Balance Sheets
                 March 31, 1998, and December 31, 1997 ....................  3

                 Consolidated Condensed Statements of Income
                 Three Months Ended March 31, 1998 and 1997................  4

                 Consolidated Condensed Statements of Cash Flows
                 Three Months Ended March 31, 1998 and 1997................  5

                 Notes to Consolidated Condensed Financial Statements......  6

          ITEM 2 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............  9

          ITEM 3 Quantitative and Qualitative Disclosures About Market Risk 13


PART II.  Other Information

          ITEM 6 Exhibits and Reports on Form 8-K.........................  14





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

                                       PART I
                               FINANCIAL INFORMATION

                                 BANCORPSOUTH, INC.
                     Consolidated Condensed Balance Sheets
                                    (Unaudited)
                                                                      March 31    December 31
                                                                          1998           1997
                                                                     ----------     ----------
ASSETS                                                                     (In Thousands)
Cash and due from banks                                               $122,571       $286,307
Interest bearing deposits with other banks                               4,914          6,465
Held-to-maturity securities, at amortized cost                         770,541        533,419
Federal funds sold                                                      53,000              0
Loans                                                                2,911,348      2,852,885
  Less:  Unearned discount                                              94,065         93,858
         Allowance for credit losses                                    40,908         39,877
Net loans                                                            2,776,375      2,719,150
                                                                     ----------     ----------
Available-for-sale securities, at fair value                           386,722        406,212
Mortgages held for sale                                                 56,292         39,134
Premises and equipment, net                                            102,067        101,373
Other assets                                                            92,036         88,083
                                                                     ----------     ----------
TOTAL ASSETS                                                        $4,364,518     $4,180,143
                                                                     ==========     ==========

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                       $447,185       $467,962
           Interest bearing                                            826,065        840,009
  Savings                                                              583,371        548,683
  Time                                                               1,867,305      1,683,601
                                                                     ----------     ----------
Total deposits                                                       3,723,926      3,540,255
Federal funds purchased and securities
   sold under repurchase agreements                                     34,150        177,450
Long-term debt                                                         171,733         47,539
Other liabilities                                                       65,044         54,477
                                                                     ----------     ----------
TOTAL LIABILITIES                                                    3,994,853      3,819,721
                                                                     ----------     ----------
SHAREHOLDERS' EQUITY
Common stock                                                            55,990         55,990
Capital surplus                                                         96,005         95,699
Unrealized gain on
  available-for-sale securities                                          5,478          4,482
Retained earnings                                                      213,283        206,570
Less cost of shares held in treasury                                    (1,091)        (2,319)
                                                                     ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                             369,665        360,422
                                                                     ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $4,364,518     $4,180,143
                                                                     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                              BANCORPSOUTH, INC.
      Consolidated Condensed Statements of Income and Comprehensive Income
                                 (Unaudited)
                                                                         Three months ended
                                                                               March 31
                                                                      ------------------------
                                                                          1998           1997
                                                                      ---------      ---------
                                                                        (In thousands except
                                                                       for per share amounts)
INTEREST REVENUE:
Interest & fees on loans                                               $64,008        $57,617
Deposits with other banks                                                   97             94
Interest on federal funds sold                                             323          1,368
Interest on held-to-maturity securities:
  U. S. Treasury                                                         1,721          1,707
  U. S. Government agencies & corporations                               6,413          5,549
  Obligations of states & political subdivisions                         2,169          2,152
Interest and dividends on available-for-sale securities                  5,853          3,612
Interest on mortgages held for sale                                        655            411
                                                                      ---------      ---------
  Total interest revenue                                                81,239         72,510
INTEREST EXPENSE:
Interest on deposits                                                    36,602         32,657
Interest on federal funds purchased & securities
  sold under repurchase agreements                                         514            399
Other interest expense                                                   2,290            847
                                                                      ---------      ---------
  Total interest expense                                                39,406         33,903
                                                                      ---------      ---------
  Net interest revenue                                                  41,833         38,607
Provision for credit losses                                              2,922          1,481
                                                                      ---------      ---------
  Net interest revenue, after provision for
    credit losses                                                       38,911         37,126
                                                                      ---------      ---------
OTHER REVENUE:
Mortgage lending                                                         2,287          1,829
Trust income                                                               735            754
Service charges                                                          4,836          4,430
Security gains (losses), net                                               167             55
Life insurance income                                                      818          1,050
Other                                                                    2,811          2,503
                                                                      ---------      ---------
  Total other revenue                                                   11,654         10,621
                                                                      ---------      ---------
OTHER EXPENSE:
Salaries and employee benefits                                          15,406         15,603
Occupancy, net                                                           2,124          2,036
Equipment                                                                3,249          2,808
Deposit insurance premiums                                                 154             48
Other                                                                   10,172          9,953
                                                                      ---------      ---------
  Total other expense                                                   31,105         30,448
                                                                      ---------      ---------
  Income before income taxes                                            19,460         17,299
                                                                      ---------      ---------
Income tax expense                                                       6,459          5,663
                                                                      ---------      ---------
  Net income                                                           $13,001        $11,636
                                                                      ---------      ---------
Other comprehensive income (loss)                                          996         (1,060)
                                                                      ---------      ---------
  Comprehensive income                                                 $13,997        $10,576
                                                                      =========      =========

  Earnings per share:  Basic                                             $0.58          $0.52
                                                                      =========      =========
                       Diluted                                           $0.58          $0.52
                                                                      =========      =========
  Dividends declared per share                                           $0.22          $0.19
                                                                      =========      =========

See accompanying notes to consolidated condensed financial statements.

                                 BANCORPSOUTH, INC.
                Consolidated Condensed Statements of Cash Flows
                                    (Unaudited)
                                                                         Three Months Ended
                                                                              March 31
                                                                     -------------------------
                                                                          1998           1997
                                                                     ----------     ----------
                                                                           (In Thousands)
Net cash provided by operating activities                               $5,650        $18,378
                                                                     ----------     ----------
Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                           97,845         17,783
Proceeds from calls and maturities of
  available-for-sale securities                                         59,204         45,255
Proceeds from sales of
  available-for-sale securities                                         26,600          1,450
Purchases of held-to-maturity securities                              (332,425)       (37,224)
Purchases of available-for-sale securities                             (64,446)       (85,098)
Net increase in short-term
  investments                                                          (53,000)       (18,500)
Net increase in loans                                                  (59,381)       (17,391)
Purchases of premises and equipment                                     (4,017)        (4,264)
Other                                                                   (2,246)       (11,568)
                                                                     ----------     ----------
Net cash used by investing activities                                 (331,866)      (109,557)
                                                                     ----------     ----------
Financing activities:
Net increase in deposits                                               183,671         62,305
Net increase (decrease) in short-term
  borrowings and other liabilities                                    (142,041)         3,547
Increase (decrease) in long-term debt                                  124,194         (1,040)
Payment of cash dividends                                               (4,900)        (3,997)
Issuance of common stock                                                     5             80
Purchase of treasury stock                                                   0         (1,315)
                                                                     ----------     ----------
Net cash provided by financing activities                              160,929         59,580
                                                                     ----------     ----------

Decrease in cash and cash equivalents                                 (165,287)       (31,599)
Cash and cash equivalents at beginning of
  period                                                               292,772        171,863
                                                                     ----------     ----------
Cash and cash equivalents at end of period                            $127,485       $140,264
                                                                     ==========     ==========

See accompanying notes to consolidated condensed financial statements

                                 BANCORPSOUTH, INC.
                Notes to Consolidated Condensed Financial Statements
                                    (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
CONSOLIDATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.
      The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank") and the Bank's subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services of Mississippi, Inc. and BancorpSouth Insurance Services of Tennessee, Inc.

NOTE 2 - LOANS
      The composition of the loan portfolio by collateral type is detailed below:

                                                                            March 31           December 31
                                                                 ---------------------------  -------------
                                                                        1998           1997           1997
                                                                   ----------     ----------     ----------
                                                                                (in thousands)
Commercial and agricultural                                       $  254,519     $  232,024     $  266,112
Consumer and installment                                             827,658        756,279        823,356
Real estate mortgage                                               1,634,481      1,447,644      1,571,137
Lease financing                                                      179,489        149,909        172,436
Other                                                                 15,201         16,231         19,844
                                                                   ----------     ----------     ----------
     Total                                                        $2,911,348     $2,602,087     $2,852,885
                                                                   ==========     ==========     ==========

      The following table presents information concerning non-performing loans:

                                                                    March 31    December 31
                                                                        1998           1997
                                                                   ----------     ----------
                                                                        (In thousands)
Non-accrual loans                                                 $    4,352     $    4,008
Loans 90 days or more past due                                         6,877          7,465
Restructured loans                                                       650            659
                                                                   ----------     ----------
Total non-performing loans                                        $   11,879     $   12,132
                                                                   ==========     ==========

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
	The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

                                                                         Three month period       Year ended
                                                                           ended March 31        December 31
                                                                       -----------------------  -------------
                                                                          1998           1997           1997
                                                                     ----------     ----------     ----------
                                                                                   (In tousands)
Balance at beginning of period                                         $39,877        $37,272        $37,272
Provision charged to expense                                             2,922          1,481          9,008
Recoveries                                                                 392            543          1,828
Loans charged off                                                       (2,283)        (1,765)        (8,827)
Acquisitions                                                             -                596            596
                                                                     ----------     ----------     ----------
Balance at end of period                                               $40,908        $38,127        $39,877
                                                                     ==========     ==========     ==========

NOTE 4 - PER SHARE DATA
      The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of this Statement.
      The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods as shown.

                                                                      Three Months Ended March 31,
                                         ----------------------------------------------------------------------------------------
                                                            1998                                         1997
                                         ----------------------------------------------------------------------------------------
                                             Income         Shares       Per Share        Income         Shares       Per Share
                                          (Numerator)   (Denominator)      Amount      (Numerator)   (Denominator)      Amount
                                         -------------  -------------  -------------  -------------  -------------  -------------
                                                                (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders                        $13,001         22,296          $0.58        $11,636         22,207          $0.52
                                                                       =============                                =============
Effect of dilutive stock
  options                                           -            261                             -            161
                                         -------------  -------------                 -------------  -------------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise                      $13,001         22,557          $0.58        $11,636         22,368          $0.52
                                         =============  =============  =============  =============  =============  =============

NOTE 5 - COMPREHENSIVE INCOME
      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income for the Company for the three months ended March 31, 1998 and 1997 resulted from unrealized gains (losses) on available-for-sale securities during the periods.

NOTE 6 - RECENT PRONOUNCEMENTS
      In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with this statement in 1998.
      In February 1998, SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" was issued. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. In addition, the new statement requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with this statement in 1998.

NOTE 7 - STOCK SPLIT
      On March 25, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend payable on May 15, 1998 to shareholders of record on May 1, 1998. The number of shares and option price of shares authorized under the Company's various stock option plans will be adjusted for this dividend.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 1998 and 1997 found elsewhere in this report.


RESULTS OF OPERATIONS

Net Income

      The Company's net income for the first quarter of 1998 was $13.00 million, an increase of 11.7% from $11.64 million in the first quarter of 1997. Basic and diluted earnings per common share for the first quarter of 1998 were $0.58, an increase of 11.5% from $0.52 for the same period in 1997. The annualized returns on average assets for the first quarters of 1998 and 1997 were 1.23% and 1.25%, respectively.

Net Interest Revenue

      Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
      Net interest revenue was $42.9 million for the three months ended
March 31, 1998, compared to $39.6 million for the same period in 1997.
Earning assets averaged $3.96 billion in the first quarter of 1998, compared with $3.49 billion in the respective period in 1997. Average interest-bearing liabilities were $3.37 billion in the first quarter of 1998, compared with $2.94 billion for the same period of 1997.
      Net interest revenue, expressed as a percentage of average earning assets, was 4.40% for the first quarter of 1998, as compared to 4.62% for the same period of 1997. This decrease in net interest margin is primarily due to the fact that the average rate paid on interest-sensitive liabilities rose at a faster pace than did the average yield earned on interest-earning assets.

Provision and Allowance for Credit Losses

      The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and poten-tial risks of losses in the Company's current portfolio of loans.
Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      The provision for credit losses totaled $2.92 million for the first quarter of 1998, compared to $1.48 million for the same period of 1997. This increase is due to the growth in the Company's loan portfolio and an increase in credit losses during the first quarter of 1998 when compared to the first quarter of 1997. The allowance for credit losses as a percent of loans outstanding was 1.45% at March 31, 1998 and at December 31, 1997.

Other Revenue

      Other revenue for the quarter ended March 31, 1998 totaled $11.65 million, compared to $10.62 million for the same period of 1997, a 9.7% increase. Mortgage lending revenue of $2.29 million was reported in the first quarter of 1998, compared to $1.83 million in the same period of 1997. Trust income was basically unchanged in the first quarter of 1998 compared to the same period in 1997. Service charges on deposit accounts in the first quarter of 1998 increased 9.16% from the same period in 1997. Net security gains were $167,000 in the first quarter of 1998 compared to a net gain of $55,000 in the first quarter of 1997.

Other Expense

      Other expense totaled $31.11 million for the first quarter of 1998, a 2.16% increase over other expense for the same period during 1997. The most significant change in a component of other expense relates to the Company's stock option plans, expense for which is reported under the caption salaries and employee benefits. Certain of the stock option plans contain a provision for stock appreciation rights (SARs) which require the recognition of expense for stock price appreciation. During the first quarter of 1997, expense related to SARs was $6,000. During the first quarter of 1998, because of a decline in the Company's stock price from December 31, 1997, expense recovery of $780,000 was recorded. Occupancy expense showed a modest increase for the first quarter of 1998 compared to the same period during the prior year. Deposit insurance was $154,000 for the quarter ended March 31, 1998 compared to $48,000 for the same period in 1997. Except as discussed above, the components of other expense reflect normal increases for personnel related expenses and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

      Income tax expense was $6.46 million for the first quarter of 1998 (an effective tax rate of 33.2%) and $5.66 million for the first quarter of 1997 (an effective tax rate of 32.7%). This increase resulted from decrease in the relative level of the Company's investment in assets with respect to which earnings are afforded favorable tax treatment and an increase in the Company's taxable net income.

FINANCIAL CONDITION

Earning Assets

      The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 1998 were $4.09 billion or 93.7% of total assets, compared with $3.74 billion, or 89.6% of total assets at December 31, 1997.
      The securities portfolios are used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 1998 were $770.5 million, compared with $533.4 million at the end of 1997, a 44.45% increase. Available-for-sale securities were $386.7 million at March 31, 1998, compared to $406.2 million at December 31, 1997, a 4.80% decrease.

      The loan portfolios of the Company's bank subsidiary make up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplines and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $2.82 billion at March 31, 1998, which represents a 2.1% increase from $2.76 billion at December 31, 1997.
      At March 31, 1998, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.
      In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
      The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loans are both well secured and in the process of collection. Non-performing loans were 0.42% of all loans outstanding at March 31, 1998 compared to 0.44% at December 31, 1997.

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


                                                           March 31                                    December 31
                                          --------------------------------------------------  ----------------------------
                                                      1998                       1997                     1997
                                          --------------------------  ----------------------  ----------------------------
                                                                           (Dollars in thousands)
                                          ALLOWANCE            % OF    ALLOWANCE       % OF    ALLOWANCE             % OF
                                                FOR        LOANS TO          FOR   LOANS TO          FOR         LOANS TO
                                             CREDIT           TOTAL       CREDIT      TOTAL       CREDIT            TOTAL
                                             LOSSES           LOANS       LOSSES      LOANS       LOSSES            LOANS
                                          ----------      ----------   ---------- ----------   ----------       ----------
Commercial and agricultural              $    2,990            8.74%  $    3,448       8.92%  $    2,985             9.33%
Consumer and installment                     15,245           28.43%      12,175      29.06%      14,760            28.86%
Real estate mortgage                         19,920           56.14%      20,254      55.64%      19,415            55.07%
Lease financing                               2,601            6.17%       2,205       5.76%       2,592             6.04%
Other                                           152            0.52%          45       0.62%         125             0.70%
                                          ----------      ----------   ---------- ----------   ----------       ----------
     Total                               $   40,908          100.00%  $   38,127     100.00%  $   39,877           100.00%
                                          ==========      ==========   ========== ==========   ==========       ==========

The following table provides an analysis of the allowance for credit losses for the periods indicated:

                                                                                                Year ended
                                                                 Three months ended March 31   December 31
                                                                 ---------------------------  -------------
                                                                        1998           1997           1997
                                                                   ----------     ----------     ----------
                                                                                (in thousands)
Balance, beginning of period                                      $   39,877     $   37,272     $   37,272

Loans charged off:
Commercial and agricultural                                             (166)           (85)          (678)
Consumer & installment                                                (1,739)        (1,587)        (7,107)
Real estate mortgage                                                    (334)           (87)          (994)
Lease financing                                                          (44)            (6)           (48)
                                                                   ----------     ----------     ----------
  Total loans charged off                                             (2,283)        (1,765)        (8,827)
                                                                   ----------     ----------     ----------
Recoveries:
Commercial and agricultural                                               62            104            214
Consumer & installment                                                   256            260          1,205
Real estate mortgage                                                      56            171            352
Lease financing                                                           18              8             57
                                                                   ----------     ----------     ----------
  Total recoveries                                                       392            543          1,828
                                                                   ----------     ----------     ----------
Net charge-offs                                                       (1,891)        (1,222)        (6,999)

Provsion charged to operating expense                                  2,922          1,481          9,008
Acquistions                                                                             596            596
                                                                   ----------     ----------     ----------
Balance, end of period                                            $   40,908     $   38,127     $   39,877
                                                                   ==========     ==========     ==========
Average loans for period                                          $2,793,508     $2,505,720     $2,569,445
                                                                   ==========     ==========     ==========
RATIOS:
Net charge offs to average loans                                        0.07%          0.05%          0.27%
                                                                   ==========     ==========     ==========

Deposits and Other Interest-bearing Liabilities

      Deposits originating within the communities served by the Company continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the first quarter of 1998 were $3.72 billion as compared to $3.54 billion at December 31, 1997, representing a 5.19% increase. Included in the deposit growth is approximately $175 million of public funds obtained in the first quarter of 1998 and scheduled to mature in the third quarter of 1998. The Company also borrowed $125 million from the Federal Home Loan Bank during the first quarter of 1998. Of these funds, $50 million matures in 10 years, $50 million matures in 15 years and $25 million matures in 20 years. These borrowings were initially invested in short-term securities and are to be used by the Company over time to fund loans of similar maturities.


LIQUIDITY

      Liquidity is the ability of the Company to fund the needs of its borrowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.

      The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES

      The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System (FRB). These requirements apply a variety of weighting factors which vary according to the level of risk associated with the particular assets. At March 31, 1998, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 12.31% and 13.56%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.54% at March 31, 1998, compared to the required minimum leverage capital ratio of 3%.
      The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended March 31, 1998, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                      PART II
                                 OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     (10.1) BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated
     (10.2) BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended and restated
     (27.1) Financial Data Schedule for the period ended March 31, 1998 (27.2) Restated Financial Data Schedule for the period ended
March 31, 1997

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                        SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BancorpSouth, Inc.
                                        -------------------------------------

                                             (Registrant)


                                         /s/ L. Nash Allen, Jr.
DATE:  May 14, 1998	                    -------------------------------------

                                         L. Nash Allen, Jr.
                                         Treasurer and
                                         Chief Financial Officer