Form 10-K/A
BANCORPSOUTH INC
filed 1998-06-30
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A-1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required, Effective October 7, 1996)

For the fiscal year ended     December 31, 1997     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from            to
                               ----------    -----------
Commission file number 0-10826


                                 BANCORPSOUTH, INC.

                (Exact name of registrant as specified in its charter)

         Mississippi                                       64-0659571
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       One Mississippi Plaza
        Tupelo, Mississippi                                  38801
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (601) 680-2000

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


     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders held April 21, 1998 are incorporated by reference into Part III of this Report.

                                   PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)     1.     Consolidated Financial Statements:

                See Item 8.

                The following are filed herewith:

                     BancorpSouth, Inc. Salary Deferral-Profit Sharing Employee Stock Ownership Plan Financial Statements and Schedules, December 31, 1997 and 1996.

        (a)     2.   Consolidated Financial Statement Schedules:

                All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

        (a)     3.   Exhibits:

               (3)   (a)     Articles of incorporation, as amended (1)
                     (b)     Bylaws (2)
               (4)           Specimen Stock Certificate (3)
               (10)  (a)     Stock Bonus Agreement between Bancorp of
                             Mississippi, Inc. and Aubrey B. Patterson, Jr.,
                             dated November 6, 1987, and Escrow Agreement
                             between Bank of Mississippi and Aubrey B.
                             Patterson, Jr., dated November 6, 1987 (4)(8)
                     (b)     Form of deferred compensation arrangement between
                             Bancorp of Mississippi, Inc. and certain key
                             executives (5)(8)
                     (c)     1994 Stock Incentive Plan (3)(8)
                     (d)     1995 Non-Qualified Stock Option Plan for Non-
                             Employee Directors (3)(8)
                     (e)     Stock Bonus Agreement between BancorpSouth, Inc.
                             and Michael W. Weeks, dated January 17, 1995, and
                             Escrow Agreement between Bank of Mississippi and
                             Michael W. Weeks, dated January 17, 1995 (7)(8)
                     (f)     Stock Bonus Agreement between BancorpSouth, Inc.
                             and Aubrey B. Patterson, Jr., dated January 20,
                             1998, and Escrow Agreement between Bank of
                             Mississippi and Aubrey B. Patterson, Jr., dated
                             March 20, 1998 (8)*
               (11)          Statement re computation of per share earnings *
               (21)          Subsidiaries of the Registrant *
               (23)          Consent of Independent Accountants
               (27.1)        Financial Data Schedule 1997 *
               (27.2)        Restated 1996 Financial Data Schedule *
               (27.3)        Restated 1995 Financial Data Schedule *
---------------------
               *     Previously filed.
               (1) Filed as Exhibits 3.1 and 3.2 to the Registrant's Registration Statement on Form S-4 filed on January 6, 1997, and incorporated by reference herein.
               (2) Filed as an exhibit to the Registrant's Registration Statement on Form 8-A filed on May 13, 1997, and incorporated by reference herein.
               (3) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.
               (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated by reference herein.
               (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated by reference herein.
               (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated by reference herein.
               (7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.
               (8)   Compensatory plan or arrangement.

        (b)    Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

INDEPENDENT AUDITORS' REPORT


The Employee Compensation and Fringe Benefit Committee
BancorpSouth, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Stock Ownership Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of BancorpSouth, Inc. Salary Deferral - Profit Sharing Employee Ownership Plan at December 31, 1997 and 1996, and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 and 2 is presented for purposes of additional analysis and complying with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audit of the basic 1997 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                   /S/  KPMG Peat Marwick LLP

May 11, 1998

                          BANCORPSOUTH, INC. SALARY DEFERRAL -
                      PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                  STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                              DECEMBER 31, 1997 AND 1996


                                                             1997         1996
INVESTMENTS, AT FAIR VALUE (NOTE 3):
     Investments in common trust fund -
          Bank of Mississippi Income Fund              $        -      2,282,783
     Investment in mutual funds:
          Montag and Caldwell Growth Fund                 5,037,177    3,811,943
          Fidelity Institutional Short
                   Intermediate Government Fund             247,322          -
          Vanguard Bond Index                             2,033,383          -
          Vanguard Intermediate Term Treasury               254,636          -
     Common stock of BancorpSouth, Inc.                 102,445,655   58,488,259
     U.S. Government and agency obligations               1,360,170    1,317,441
     Certificates of deposit                                200,000      466,561
     Participant loans                                      143,518      151,283
                                                       ------------ ------------
                                                        111,721,861   66,518,270
Accrued interest and dividends receivable                   498,592      426,765
Cash in interest-bearing deposit accounts and
     money market accounts                                  507,713    1,271,513
                                                       ------------ ------------
          NET ASSETS AVAILABLE FOR PLAN BENEFITS       $112,728,166   68,216,548
                                                       ============ ============

[FN]
See accompanying notes to financial statements.

                         BANCORPSOUTH, INC. SALARY DEFERRAL -
                     PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             1997         1996         1995
Investment income:
     Net appreciation in fair value of
          investments (note 3)                         $ 41,816,744   15,854,765    6,510,598
     Interest                                               112,855      138,332      120,366
     Dividends                                            1,910,516    1,511,292    1,166,964
                                                       ------------ ------------ ------------
                    TOTAL INVESTMENT INCOME              43,840,115   17,504,389    7,797,928
                                                       ------------ ------------ ------------

Contributions:
     Employer                                             1,726,608    1,650,516    1,463,085
     Employee - salary deferral                           2,654,223    2,539,285    2,172,287
     Rollover (note 6)                                          -      1,909,565          -
                                                       ------------ ------------ ------------
                    TOTAL CONTRIBUTIONS                   4,380,831    6,099,366    3,635,372
                                                       ------------ ------------ ------------
                                                         48,220,946   23,603,755   11,433,300
                                                       ------------ ------------ ------------
Benefits paid to participants                             3,709,328    1,868,541    1,860,420

                    NET INCREASE                         44,511,618   21,735,214    9,572,880

Net assets available for plan benefits:
     Beginning of year                                   68,216,548   46,481,334   36,908,454
                                                       ------------ ------------ ------------
     End of year                                       $112,728,166   68,216,548   46,481,334
                                                       ============ ============ ============

[FN]
See accompanying notes to financial statements.

                       BANCORPSOUTH, INC. SALARY DEFERRAL -
                   PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                           NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1997 AND 1996



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

                                                                  1997                                     1996
                                                     -------------------------------------- ------------------------------------
                                                     NUMBER OF                              NUMBER OF
                                                     SHARES OR                              SHARES OR
                                                     PRINCIPAL                              PRINCIPAL
                                                     AMOUNT       COST         FAIR VALUE   AMOUNT       COST         FAIR VALUE
FUND A:
  Common stock - BancorpSouth, Inc.                     2,168,162 $ 31,109,692  102,445,655    2,107,685 $ 27,848,906   58,488,259
  Participant loans                                           -        143,518      143,518          -        151,283      151,283
                                                                  ------------ ------------              ------------ ------------
                                                                    31,253,210  102,589,173                28,000,189   58,639,542
                                                                  ------------ ------------              ------------ ------------

FUND B:
  U.S. Government Securities - treasury notes             150,000      149,045      153,563      210,000      209,600      214,303
  U.S. Government Agencies:
       Federal Farm Credit Bank notes                     100,000      100,382      102,706      100,000      100,382      102,809
       Federal Home Loan Bank notes                       500,000      500,014      501,891      250,000      250,007      247,658
       Federal National Mortgage Association notes        600,000      600,223      602,010      750,000      750,228      752,671
  Time deposits:
       BancorpSouth Bank certificates of deposit          100,000      100,000      100,000      286,561      286,561      286,561
       Other certificates of deposit                      100,000      100,000      100,000      180,000      180,000      180,000
                                                                  ------------ ------------              ------------ ------------
                                                                     1,549,664    1,560,170                 1,776,778    1,784,002
                                                                  ------------ ------------              ------------ ------------

FUND C:
  Common trust fund - BancorpSouth Bank income fund           -            -            -        122,565    1,680,256    2,282,783
  Mutual funds:
       Montag and Caldwell growth fund                     89,398    1,401,474    2,085,653      111,176    1,733,309    2,016,727
       Fidelity Institutional Short Intermediate
             Government Fund                               26,255      245,018      247,322          -            -            -
       Vanguard Bond Index                                201,525    1,960,142    2,033,383          -            -            -
       Vanguard Intermediate Term Treasury                 23,865      245,018      254,636          -            -            -
                                                                  ------------ ------------              ------------ ------------
                                                                     3,851,652    4,620,994                 3,413,565    4,299,510
                                                     ------------ ------------              ------------ ------------

FUND E:
  Mutual fund - Montag and Caldwell growth fund           126,512    2,140,228    2,951,524      98,964     1,544,701    1,795,216
                                                                  ------------ ------------              ------------ ------------
                         TOTAL INVESTMENTS                        $ 38,794,754  111,721,861              $ 34,735,233   66,518,270
                                                                  ============ ============              ============ ============


     The Plan's investments, including investments bought, sold, and held during the year appreciated (depreciated) in fair value during the years ended December 31, 1997, 1996 and 1995, respectively, as follows:

                                                                 1997          1996          1995
      NET APPRECIATION (DEPRECIATION) IN FAIR VALUE:
          Common Trust and Mutual Funds                    $  1,152,868     1,034,286     1,057,099
          Common stock of BancorpSouth, Inc.                 40,662,070    14,840,969     5,396,989
          U.S. Government and agency obligations                  1,806       (20,490)       56,510
                                                           ------------  ------------  ------------
                         NET APPRECIATION IN FAIR VALUE    $ 41,816,744    15,854,765     6,510,598
                                                           ============  ============  ============

     The Company had a two-for-one stock split during 1995. Information relating to share data has been retroactively adjusted to reflect this stock split.

(4)     PARTICIPANT-DIRECTED INVESTMENT PROGRAMS

     Net assets available for benefits at December 31, 1997 and 1996 and changes in net assets available for plan benefits by investment fund for the years ended December 31, 1997, 1996 and 1995 are as follows:

<CAPTION

                                                                                        1997
                                                                NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                                ----------------------------------------------------------------------------------
                                                    FUND A        FUND B        FUND C        FUND D        FUND E        TOTAL
                                                ------------  ------------  ------------  ------------  ------------  ------------
ASSETS, AT FAIR VALUE:
     Investment in mutual funds:
          Montag and Caldwell growth fund       $        -             -      2,085,653            -       2,951,524     5,037,177
          Fidelity Institutional Short
               Intermediate Government Fund              -             -        247,322            -             -         247,322
          Vanguard Bond Index                            -             -      2,033,383            -             -       2,033,383
          Vanguard Intermediate Term Treasury            -             -        254,636            -             -         254,636
     Common stock of BancorpSouth, Inc.          102,445,655           -            -              -             -     102,445,655
     U.S. Government and agency
          obligations                                    -       1,360,170          -              -             -       1,360,170
     Certificates of deposit                             -         200,000          -              -             -         200,000
     Participant loans                               143,518           -            -              -             -         143,518
                                                ------------  ------------  ------------  ------------  ------------  ------------

                                                 102,589,173     1,560,170     4,620,994           -       2,951,524   111,721,861

     Accrued interest and dividends
          receivable                                 476,996        21,596           -             -             -         498,592
     Cash in interest-bearing deposit
          accounts and money market accounts         182,810        18,339        46,782       224,335        35,447       507,713
                                                ------------  ------------  ------------  ------------  ------------  ------------
               TOTAL ASSETS AVAILABLE
                    FOR PLAN BENEFITS           $103,248,979     1,600,105     4,667,776       224,335     2,986,971   112,728,166
                                                ============  ============  ============  ============  ============  ============

                                                                                       1997
                                                                               CHANGES IN NET ASSETS
                                                                    AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                                ----------------------------------------------------------------------------------
                                                    FUND A        FUND B        FUND C        FUND D        FUND E        TOTAL
                                                ------------  ------------  ------------  ------------  ------------  ------------
Investment income:
     Net appreciation (depreciation) in
          fair value of investments             $ 40,662,070         1,806       592,087           -         560,781    41,816,744
     Interest                                         11,889       100,966           -             -             -         112,855
     Dividends                                     1,711,723         9,749       130,209        14,901        43,934     1,910,516
                                                ------------  ------------  ------------  ------------  ------------  ------------
    TOTAL INVESTMENT INCOME                       42,385,682       112,521       722,296        14,901       604,715    43,840,115
Contributions:
     Employer                                      1,722,117           108         4,383           -             -       1,726,608
     Employee - salary deferral                    2,210,448        46,085       166,607         7,916       223,167     2,654,223
                                                ------------  ------------  ------------  ------------  ------------  ------------
    TOTAL CONTRIBUTIONS                            3,932,565        46,193       170,990         7,916       223,167     4,380,831
Transfers                                            209,258      (323,333)     (206,472)      (37,491)      358,038           -
Benefits paid to participants                      2,839,245       320,639       348,816       141,922        58,706     3,709,328
                                                ------------  ------------  ------------  ------------  ------------  ------------
    NET INCREASE                                  43,688,260      (485,258)      337,998      (156,596)    1,127,214    44,511,618

Net assets available for plan benefits:
     Beginning of year                            59,560,719     2,085,363     4,329,778       380,931     1,859,757    68,216,548
                                                ------------  ------------  ------------  ------------  ------------  ------------
     End of year                                $103,248,979     1,600,105     4,667,776       224,335     2,986,971   112,728,166
                                                ============  ============  ============  ============  ============  ============

<CAPTION

                                                                                        1996
                                                             NET ASSETS AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND FUND
                                                ----------------------------------------------------------------------------------
                                                    FUND A        FUND B        FUND C        FUND D        FUND E        TOTAL
                                                ------------  ------------  ------------  ------------  ------------  ------------
ASSETS, AT FAIR VALUE:
     Investments in common trust funds:
          Bank of Mississippi income fund       $        -             -       2,282,783           -             -       2,282,783
     Investment in mutual fund:
          Montag and Caldwell growth fund                -             -       2,016,727           -       1,795,216     3,811,943
     Common stock of BancorpSouth, Inc.           58,488,259           -             -             -             -      58,488,259
     U.S. Government and agency
          obligations                                    -       1,317,441           -             -             -       1,317,441
     Certificates of deposit                             -         466,561           -             -             -         466,561
     Participant loans                               151,283           -             -             -             -         151,283
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                  58,639,542     1,784,002     4,299,510           -       1,795,216    66,518,270
     Accrued interest and dividends
          receivable                                 400,460        26,305           -             -             -         426,765
     Cash in interest-bearing deposit
          accounts and money market accounts         520,717       275,056        30,268       380,931        64,541     1,271,513
                                                ------------  ------------  ------------  ------------  ------------  ------------
               TOTAL ASSETS AVAILABLE
                    FOR PLAN BENEFITS           $ 59,560,719     2,085,363     4,329,778       380,931     1,859,757    68,216,548
                                                ============  ============  ============  ============  ============  ============

                                                                                        1996
                                                                               CHANGES IN NET ASSETS
                                                                  AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND FUND
                                                ----------------------------------------------------------------------------------
                                                    FUND A        FUND B        FUND C        FUND D        FUND E       TOTAL
                                                ------------  ------------  ------------  ------------  ------------  ------------
Investment income:
     Net appreciation (depreciation) in
          fair value of investments             $ 14,840,969       (20,490)      588,556           -         445,730    15,854,765
     Interest                                         12,408       125,924           -             -             -         138,332
     Dividends                                     1,473,567         4,860         3,734        25,664         3,467     1,511,292
                                                ------------  ------------  ------------  ------------  ------------  ------------
               TOTAL INVESTMENT INCOME            16,326,944       110,294       592,290        25,664       449,197    17,504,389
Contributions:
     Employer                                      1,650,516           -             -             -             -       1,650,516
     Employee - salary deferral                    2,114,836        60,615       163,214         9,523       191,097     2,539,285
     Rollover                                            -             -             -       1,909,565           -       1,909,565
                                                ------------  ------------  ------------  ------------  ------------  ------------
               TOTAL CONTRIBUTIONS                 3,765,352        60,615       163,214     1,919,088       191,097     6,099,366
Transfers                                          1,237,724       101,192       232,562    (1,710,413)      138,935           -
Benefits paid to participants                      1,393,043       210,498        99,473       112,445        53,082     1,868,541
                                                ------------  ------------  ------------  ------------  ------------  ------------
               NET INCREASE                       19,936,977        61,603       888,593       121,894       726,147    21,735,214
Net assets available for plan benefits:
     Beginning of year                            39,623,742     2,023,760     3,441,185       259,037     1,133,610    46,481,334
                                                ------------  ------------  ------------  ------------  ------------  ------------
     End of year                                $ 59,560,719     2,085,363     4,329,778       380,931     1,859,757    68,216,548
                                                ============  ============  ============  ============  ============  ============

<CAPTION

                                                                                        1995
                                                                               CHANGES IN NET ASSETS
                                                                     AVAILABLE FOR PLAN BENEFITS BY INVESTMENT FUND
                                                ----------------------------------------------------------------------------------
                                                    FUND A        FUND B        FUND C        FUND D        FUND E        TOTAL
                                                ------------  ------------  ------------  ------------  ------------  ------------
Investment income:
     Net appreciation in fair value
          of investments                        $  5,396,989        56,510       765,265           -         291,834     6,510,598
     Interest                                          7,702       112,664           -             -             -         120,366
     Dividends                                     1,142,246         6,629         1,333        15,571         1,185     1,166,964
                                                ------------  ------------  ------------  ------------  ------------  ------------
                    TOTAL INVESTMENT INCOME        6,546,937       175,803       766,598        15,571       293,019     7,797,928
Contributions:
     Employer                                      1,463,085           -             -             -             -       1,463,085
     Employee - salary deferral                    1,769,003        77,543       160,083        15,000       150,658     2,172,287
                                                ------------  ------------  ------------  ------------  ------------  ------------
                    TOTAL CONTRIBUTIONS            3,232,088        77,543       160,083        15,000       150,658     3,635,372
Transfers                                            211,431       112,159      (391,285)       26,511        41,184           -
Benefits paid to participants                      1,336,055       222,366       238,676        51,227        12,096     1,860,420
                                                ------------  ------------  ------------  ------------  ------------  ------------
                    NET INCREASE                   8,654,401       143,139       296,720         5,855       472,765     9,572,880
Net assets available for plan benefits:
     Beginning of year                            30,969,341     1,880,621     3,144,465       253,182       660,845    36,908,454
                                                ------------  ------------  ------------  ------------  ------------  ------------
     End of year                                $ 39,623,742     2,023,760     3,441,185       259,037     1,133,610    46,481,334
                                                ============  ============  ============  ============  ============  ============

     Dividend income earned from the investment in stock of BancorpSouth, Inc. a related party was $1,711,723, $1,473,567 and $1,142,246 in 1997, 1996 and
1995, respectively.

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

(7)  RECONCILIATION BETWEEN FINANCIAL STATEMENT
       AMOUNTS AND FORM 5500
     -------------------------

     The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:

                                                           December 31,
                                                     --------------------------
                                                          1997         1996
                                                     ------------  ------------
          Net assets available for benefits
               per the financial statements          $112,728,166    68,216,548
          Amounts allocated to withdrawing
               participants                             4,542,590     2,934,312
                                                     ------------  ------------
          Net assets available for benefits as
          filed in Form 5500                         $108,185,576    65,282,236
                                                     ============  ============

     The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                          1997         1996
                                                     ------------  ------------
    Benefits paid to participants per
         the financial statements                    $  3,709,328     1,868,541
    Add:  Amounts allocated to withdrawing
         participants at December 31, 1997 and 1996     4,542,590     2,934,312
    Less:  Amounts allocated to withdrawing
         participants at December 31, 1996 and 1995    (2,934,312)   (1,104,490)
                                                     ------------  ------------
    Benefits paid to participants per the
         Form 5500                                   $  5,317,606     3,698,363
                                                     ============  ============

                                                                    Schedule 1

                       BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

           ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                         INVESTMENT AT END OF PLAN YEAR

                                DECEMBER 31, 1997

                                                                  PAR/NUMBER                                          FAIR
ISSUER                        DESCRIPTION                         OF SHARES    COUPON       MATURITY     COST         VALUE
----------------------------- ----------------------------------- ------------ ------------ ------------ ------------ ------------
BancorpSouth, Inc.*           Common stock                           2,168,162          -            -   $ 31,109,692  102,445,655
Participant loans             Loans from                                              6.500   01/25/98
                                    to                                               10.000   10/29/02        143,518      143,518
U.S. Government               Treasury note                            150,000        7.125   09/30/99        149,045      153,563
U.S. Government               Federal Home Loan Bank Note              150,000        7.250   10/30/02        150,004      152,437
U.S. Government Agency        Federal Home Loan Bank Note              150,000        6.309   11/26/02        150,004      149,954
U.S. Government Agency        Federal Home Loan Bank Note              200,000        6.240   12/01/00        200,006      199,500
U.S. Government Agency        Federal National Mortgage
                              Association Note                         250,000        6.550   08/10/00        250,317      251,250
U.S. Government Agency        Federal National Mortgage
                              Association Note                         350,000        6.650   03/26/01        349,906      350,760
U.S. Government Agency        Federal Farm Credit Bank                 100,000        7.170   04/03/00        100,382      102,706
BancorpSouth Bank*            Certificate of deposit                   100,000        5.350   04/08/98        100,000      100,000
FNB Vicksburg                 Certificate of deposit                   100,000        6.000   02/22/98        100,000      100,000
Montag & Caldwell
       Growth Fund            Mutual fund                              215,910          -            -      3,541,702    5,037,177
Fidelity Institutional Short
    Intermediate Government
            Fund	             Mutual fund                               26,255          -            -        245,018      247,322
Vanguard Bond Index           Mutual fund                              201,525          -            -      1,960,142    2,033,383
Vanguard Intermediate
    Term Treasury             Mutual fund                               23,865          -            -        245,018      254,636
                                                                                                         ------------ ------------
                                                                                                         $ 38,794,754  111,721,861
                                                                                                         ============ ============

*	Both BancorpSouth and BancorpSouth Bank are parties in interest to the
Plan.

Schedule 2

                        BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS

                           YEAR ENDED DECEMBER 31, 1997

                                                                        TOTAL
                                                           NUMBER OF    PURCHASE     SELLING       GAIN
DESCRIPTION OF SECURITY                                    TRANSACTIONS PRICE/COST   PRICE        (LOSS)
---------------------------------------------------------- ------------ ------------ ------------ ------------
PURCHASES:
         Common stock of
                 BancorpSouth, Inc.*                                 41 $  4,296,453          -            -
         Mutual funds:
                 Montag and Caldwell
                            Growth Fund                               8      555,000          -            -
         Fidelity Institutional Short
                 Intermediate Government Fund                         3      245,018          -            -
                 Vanguard Bond Index                                  3    1,960,142          -            -
                 Vanguard Intermediate Term
                            Treasury                                  3      245,018          -            -
         Government Obligations Fund                                360    7,316,499          -            -
SALES:
         Common Trust Funds:
                 BancorpSouth Bank*
                            Income Fund                               1    1,680,256    2,300,178      619,921
         Mutual Funds:
                 Montag and Caldwell
                            Growth Fund                               5      366,233      455,000       88,767
         Government Obligations Fund                                187    8,183,453    8,183,453          -

*	Both BancorpSouth and BancorpSouth Bank are parties in interest to the
Plan.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BANCORPSOUTH, INC.


DATE:  June 30, 1998                      /s/ L. Nash Allen, Jr.
                                          L. Nash Allen, Jr.
                                          Treasurer and Chief Financial Officer