Form 10-Q
period 1998-06-30
BANCORPSOUTH INC
filed 1998-08-14
CIK 701853

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1998
                               -------------------

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    --------------------

Commission file number       0-10826
                       ----------------

                               BancorpSouth, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Mississippi                              64-0659571
------------------------------------------    --------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                 Identification No.)

One Mississippi Plaza, Tupelo, Mississippi                  38801
------------------------------------------    --------------------------------
 (Address of principal executive offices)                 (Zip Code)


                                  601/680-2000
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes / X /  No /   /

On June 30, 1998, the registrant had outstanding 44,688,278 shares of common stock, par value $2.50 per share.

                                BANCORPSOUTH, INC.

                                     CONTENTS


PART I.   Financial Information
          ITEM  1.  Financial Statements (unaudited)

                    Consolidated Condensed Balance Sheets
                    June 30, 1998, and December 31, 1997..................  3

                    Consolidated Condensed Statements of Income and Comprehensive Income
                    Three and Six Months Ended June 30, 1998 and 1997.....  4

                    Consolidated Condensed Statements of Cash Flows
                    Six Months Ended June 30, 1998 and 1997...............  5

                    Notes to Consolidated Condensed Financial Statements..  6

          ITEM  2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......... 10

          ITEM  3.  Quantitative and Qualitative Disclosures About
                    Market Risk........................................... 15

PART II.  Other Information

          ITEM  4.  Submission of Matters to a Vote of Security Holders... 16

          ITEM  6.  Exhibits and Reports on Form 8-K...................... 17


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

                                           PART I
                                    FINANCIAL INFORMATION

                                      BANCORPSOUTH, INC.
                              Consolidated Condensed Balance Sheets
                                        (Unaudited)                             (In Thousands)
                                                                           June 30       December 31
                                                                            1998            1997
                                                                        -------------  --------------
ASSETS
Cash and due from banks                                                     $154,842        $286,307
Interest bearing deposits with other banks                                     9,833           6,465
Held-to-maturity securities, at amortized cost                               784,279         533,419
Available-for-sale securities, at fair market value                          377,712         406,212
Federal funds sold                                                            47,000               0
Loans                                                                      3,005,395       2,852,885
  Less:  Unearned discount                                                    97,593          93,858
            Allowance for credit losses                                       42,256          39,877
                                                                        -------------  --------------
Net loans                                                                  2,865,546       2,719,150
Mortgages held for sale                                                       59,415          39,134
Premises and equipment, net                                                  106,153         101,373
Other assets                                                                  99,623          88,083
                                                                        -------------  --------------
TOTAL ASSETS                                                              $4,504,403      $4,180,143
                                                                        =============  ==============

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                             $488,974        $467,962
                  Interest bearing                                           822,016         840,009
  Savings                                                                    624,888         548,683
  Time                                                                     1,916,449       1,683,601
                                                                        -------------  --------------
Total deposits                                                             3,852,327       3,540,255
Federal funds purchased and securities
   sold under repurchase agreements                                           47,680         177,450
Long-term debt                                                               170,928          47,539
Other liabilities                                                             54,602          54,477
                                                                        -------------  --------------
TOTAL LIABILITIES                                                          4,125,537       3,819,721
                                                                        -------------  --------------
SHAREHOLDERS' EQUITY
Common stock                                                                 111,980          55,990
Capital surplus                                                               96,130          95,699
Accumulated other comprehensive income
  Unrealized gain on available-for-sale securities                             6,092           4,482
Retained earnings                                                            165,666         206,570
Less cost of shares held in treasury                                          (1,002)         (2,319)
                                                                        -------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                                   378,866         360,422
                                                                        -------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $4,504,403      $4,180,143
                                                                        =============  ==============

See accompanying notes to consolidated condensed financial statements.

                                                            BANCORPSOUTH, INC.
                                     Consolidated Condensed Statements of Income and Comprehensive Income
                                                               (Unaudited)
                                                                                 (In thousands except for per share amounts)
                                                                                 Three months ended            Six months ended
                                                                                       June 30                       June 30
                                                                            ------------------------- -----------------------------
                                                                                 1998           1997           1998           1997
                                                                            ----------  -------------  -------------  -------------
INTEREST REVENUE:
Interest & fees on loans                                                      $65,574        $59,705       $129,582       $117,322
Deposits with other banks                                                          97             93            194            187
Interest on federal funds sold                                                    869          1,297          1,192          2,665
Interest on held-to-maturity securities:
  U. S. Treasury                                                                1,660          1,817          3,381          3,524
  U. S. Government agencies & corporations                                      7,341          5,274         13,754         10,823
  Obligations of states & political subdivisions                                2,300          2,141          4,469          4,293
Interest and dividends on available-for-sale securities                         5,827          4,700         11,680          8,312
Interest on mortgages held for sale                                               926            455          1,581            866
                                                                            ----------  -------------  -------------  -------------
  Total interest revenue                                                       84,594         75,482        165,833        147,992
                                                                            ----------  -------------  -------------  -------------
INTEREST EXPENSE:
Interest on deposits                                                           38,776         34,088         75,378         66,745
Interest on federal funds purchased & securities
  sold under repurchase agreements                                                377            440            892            839
Other interest expense                                                          2,603            818          4,893          1,665
                                                                            ----------  -------------  -------------  -------------
  Total interest expense                                                       41,756         35,346         81,163         69,249
                                                                            ----------  -------------  -------------  -------------
  Net interest revenue                                                         42,838         40,136         84,670         78,743
Provision for credit losses                                                     3,092          2,168          6,013          3,649
                                                                            ----------  -------------  -------------  -------------
  Net interest revenue, after provision for
    credit losses                                                              39,746         37,968         78,657         75,094
                                                                            ----------  -------------  -------------  -------------
OTHER REVENUE:
Mortgage lending                                                                2,933          1,949          5,220          3,778
Trust income                                                                      700            544          1,435          1,298
Service charges                                                                 4,856          4,642          9,692          9,072
Security gains (losses), net                                                        8            156            175            211
Life insurance income                                                             910            949          1,728          1,999
Other                                                                           2,262          2,317          5,073          4,820
                                                                            ----------  -------------  -------------  -------------
  Total other revenue                                                          11,669         10,557         23,323         21,178
                                                                            ----------  -------------  -------------  -------------
OTHER EXPENSE:
Salaries and employee benefits                                                 14,663         15,054         30,069         30,657
Net occupancy expense                                                           2,077          2,051          4,201          4,087
Equipment expense                                                               3,262          2,744          6,511          5,552
Deposit insurance premiums                                                        154            149            308            197
Other                                                                          11,082         10,308         21,254         20,261
                                                                            ----------  -------------  -------------  -------------
  Total other expense                                                          31,238         30,306         62,343         60,754
                                                                            ----------  -------------  -------------  -------------
  Income before income taxes                                                   20,177         18,219         39,637         35,518
Income tax expense                                                              6,781          5,968         13,240         11,631
                                                                            ----------  -------------  -------------  -------------
  Net income                                                                   13,396         12,251         26,397         23,887
Other comprehensive income                                                        615          1,891          1,581            829
                                                                            ----------  -------------  -------------  -------------
  Comprehensive income                                                        $14,011        $14,142        $27,978        $24,716
                                                                            ==========  =============  =============  =============

Earnings per share:  Basic                                                      $0.30          $0.28          $0.59          $0.54
                                                                            ==========  =============  =============  =============
                                Diluted                                         $0.30          $0.27          $0.59          $0.53
                                                                            ==========  =============  =============  =============
Dividends declared per common share                                             $0.11         $0.095          $0.22          $0.19
                                                                            ==========  =============  =============  =============

See accompanying notes to consolidated condensed financial statements.

                                       BANCORPSOUTH, INC.
                       Consolidated Condensed Statements of Cash Flows
                                         (Unaudited)
                                                                                  (In Thousands)
                                                                                 Six Months Ended
                                                                                      June 30
                                                                         ----------------------------
                                                                               1998            1997
                                                                         ------------   -------------
Net cash provided by operating activities                                    $14,481         $30,659
                                                                         ------------   -------------

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                                186,131          50,706
Proceeds from calls and maturities of
  available-for-sale securities                                               84,189          79,274
Proceeds from sales of
  available-for-sale securities                                               26,600           1,450
Purchases of  held-to-maturity securities                                   (430,932)        (51,057)
Purchases of  available-for-sale securities                                  (79,284)       (161,507)
Net (increase) decrease in short-term investments                            (47,000)         78,400
Net increase in loans                                                       (150,648)        (85,684)
Purchases of premises and equipment                                          (11,347)        (10,726)
Other                                                                         (8,520)         (8,671)
                                                                         ------------   -------------
Net cash used by investing activities                                       (430,811)       (107,815)
                                                                         ------------   -------------

Financing activities:
Net increase in deposits                                                     312,072          79,599
Net decrease in short-term
  borrowings and other liabilities                                          (137,460)         (3,621)
Increase (decrease) in long-term debt                                        123,389          (7,150)
Payment of cash dividends                                                     (9,807)         (8,536)
Exercise of stock options                                                        124             137
Acquisition of treasury stock                                                    (85)         (1,366)
                                                                         ------------   -------------
Net cash provided by financing activities                                    288,233          59,063
                                                                         ------------   -------------

Decrease in cash and cash equivalents                                       (128,097)        (18,093)
Cash and cash equivalents at beginning of
  period                                                                     292,772         169,635
                                                                         ------------   -------------
Cash and cash equivalents at end of period                                  $164,675        $151,542
                                                                         ============   =============

See accompanying notes to consolidated condensed financial statements

                                BANCORPSOUTH, INC.
               Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
         PRINCIPALS OF CONSOLIDATION
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.
     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services of Mississippi, Inc. and BancorpSouth Insurance Services of Tennessee, Inc.

NOTE 2 - LOANS
     The composition of the loan portfolio by collateral type is detailed below:

                                                                  June 30               December 31
                                                      -----------------------------  --------------
                                                            1998            1997            1997
                                                      ------------- --------------- ---------------
                                                                      (in thousands)
Commercial and agricultural                               $256,574        $257,897        $266,112
Consumer and installment                                   839,370         766,621         823,356
Real estate mortgage                                     1,700,964       1,483,492       1,571,137
Lease financing                                            193,014         155,223         172,436
Other                                                       15,473           9,533          19,844
                                                      ------------- --------------- ---------------
     Total                                              $3,005,395      $2,672,766      $2,852,885
                                                      ============= =============== ===============

The following table presents information concerning non-performing loans:

                                              June 30        December 31
                                                 1998             1997
                                            -----------    -------------
                                                   (In thousands)
Non-accrual loans                               $9,229           $4,008
Loans 90 days or more past due                   6,399            7,465
Restructured loans                                 637              659
                                            -----------    -------------
Total non-performing loans                     $16,265          $12,132
                                            ===========    =============

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

                                                                                                 Year ended
                                                            Six month periods ended June 30     December 31
                                                            -------------------------------
                                                                     1998            1997            1997
                                                            ---------------  --------------  --------------
                                                                                 (In thousands)
Balance at beginning of period                                     $39,877         $37,272         $37,272
Provision charged to expense                                         6,013           3,649           9,008
Recoveries                                                           1,019             997           1,828
Loans charged off                                                   (4,653)         (3,793)         (8,827)
Acquisitions                                                          -                596             596
                                                            ---------------  --------------  --------------
Balance at end of period                                           $42,256         $38,721         $39,877
                                                            ===============  ==============  ==============


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

                                                                      Three Months Ended June 30,
                                      -------------------------------------------------------------------------------------------
                                                              1998                                            1997
                                      -------------------------------------------- ----------------------------------------------
                                         Income          Shares         Per Share        Income          Shares         Per Share
                                       (Numerator)    (Denominator)      Amount        (Numerator)    (Denominator)      Amount
                                      -------------  --------------  -------------  ---------------  -------------  -------------
                                                               (In thousands, except per share amounts)
BASIC EPS
Income available to
   common shareholders                   $13,396          44,568           $0.30         $12,251          44,401           $0.28
                                                                     =============                                  =============
Effect of dilutive stock
  options                                                    510                                             309
                                      -------------  --------------                 ---------------  -------------
DILUTED EPS
Income available to
   common shareholders
   plus assumed exercise                 $13,396          45,078           $0.30         $12,251          44,710           $0.27
                                      ===========    =============   ============  ==============   =============   =============

                                                                      Six Months Ended June 30,
                                      -------------------------------------------------------------------------------------------
                                                             1998                                            1997
                                      -------------------------------------------- ----------------------------------------------
                                         Income          Shares         Per Share        Income          Shares         Per Share
                                       (Numerator)    (Denominator)      Amount        (Numerator)    (Denominator)      Amount
                                      -------------  --------------  -------------  ---------------  -------------  -------------
                                                              (In thousands, except per share amounts)
BASIC EPS
Income available to
   common shareholders                   $26,397          44,551           $0.59         $23,887          44,408           $0.54
                                                                     =============                                  =============
Effect of dilutive stock
  options                                                    515                                             315
                                      -------------  --------------                 ---------------  -------------

DILUTED EPS
Income available to
   common shareholders
   plus assumed exercise                 $26,397          45,066           $0.59         $23,887          44,723           $0.53
                                      ===========    =============   ============  ==============   =============   =============


NOTE 5 - COMPREHENSIVE INCOME
     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The components of other comprehensive income for the Company for the three month and six month periods ended June 30, 1998 and 1997 were as follows:

Other comprehensive income,                         Three months ended June 30       Six months ended June 30
                                                 ------------------------------  ------------------------------
  net of tax:                                             1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
  Unrealized holding gains
    arising during the period                      $       615     $     1,917     $     1,611     $       857
  Less:  reclassification adjustment
    for gains included in net income                        26              30              28
                                                 --------------  --------------  --------------  --------------
  Other comprehensive income                       $       615     $     1,891     $     1,581     $       829
                                                 ==============  ==============  ==============  ==============


NOTE 6 - RECENT PRONOUNCEMENTS
     In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with this statement in 1998.
     In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. In addition, the new statement requires additional information on changes in benefit obligations and fair value of plan assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company intends to comply with this statement in 1998.
     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company intends to comply with this statement in 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 1998 and 1997, found elsewhere in this report. On March 25, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend payable on May 15, 1998 to shareholders of record on May 1, 1998. Information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.

RESULTS OF OPERATIONS
Net Income
     The Company's net income for the second quarter of 1998 was $13.40 million compared to $12.25 million in the second quarter of 1997. For the first six months of 1998, net income was $26.40 million, an increase of 10.51% from $23.89 million for the same period of 1997. For the second quarter of 1998, basic and diluted earnings per common share were $0.30, compared to basic earnings per common share of $0.28 and diluted earnings per common share of $0.27 for the same period of 1997. For the first six months of 1998, basic and diluted earnings per common share were $0.59, compared to basic earnings per common share of $0.54 and diluted earnings per common share of $0.53 for the same period of 1997. The annualized returns on average assets for the second quarter of 1998 and 1997 were 1.21% and 1.29%, respectively. For the six months ended June 30, the annualized returns on average assets were 1.22% and 1.27% for 1998 and 1997, respectively.

Net Interest Revenue
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $43.95 million for the three months ended June 30, 1998, compared to $41.78 million for the same period in 1997. For the six months ended June 30, 1998 and 1997, net interest revenue was $86.81 million and $81.92 million, respectively. Earning assets averaged $4.14 billion in the second quarter and $4.05 billion for the first six months of 1998, compared with $3.56 billion and $3.52 billion in the respective periods in 1997.
Average interest-bearing liabilities were $3.52 billion in the second quarter and $3.45 billion for the first six months of 1998, compared with $3.00 billion and $2.97 billion in the respective periods in 1997.
     Net interest revenue, expressed as a percentage of average earning assets, was 4.25% for the second quarter of 1998 as compared to 4.63% for the same period of 1997 and 4.33% for the first six months of 1998 as compared to 4.62% for the same period of 1997.

Provision for Credit Losses

     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses in the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experi-ence related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     The provision for credit losses totaled $3.09 million for the second quarter of 1998 compared to $2.17 million for the same period of 1997. For the six-month periods ended June 30, 1998 and 1997, the provision for credit losses totaled $6.01 million and $3.65 million, respectively. The increase in the provision for credit losses for 1998 compared to 1997 reflects the increased level of net loans charged off and the increased level of non-performing loans.

Other Revenue
     Other revenue for the quarter ended June 30, 1998, totaled $11.67 million compared to $10.56 million for the same period of 1997, a 10.5% increase. For the six months ended June 30, 1998 and 1997, other revenue was $23.32 million and $21.18 million, respectively, a 10.1% increase. The most significant change in other revenue was in mortgage lending where revenue of $5.22 million was recorded during the first six months of 1998 compared to $3.78 million in the same period of 1997. Stable and relatively low mortgage rates during the first half of 1998 resulted in increased mortgage loan originations. Service charges on deposit accounts for the first six months increased 6.8%. Trust income increased 10.6% during the first six months of 1998 over the same period of 1997.

Other Expense
Other expense totaled $31.24 million for the second quarter of 1998, a 3.08% increase from the same period of 1997. For the six months ended June 30, 1998, other expenses totaled $62.34 million, a 2.6% increase over 1997's. The most significant change in a component of other expense relates to the Company's stock option plans, expense for which is reported under the caption salaries and employee benefits. Certain of the stock option plans contain a provision for stock appreciation rights (SARs) which require the recognition of expense for stock price appreciation. During 1998, the Company has recovered expense because of the decline in the Company's stock price from December 31, 1997. During the second quarter of 1998, expense recovery of $417,000 was recorded. For the six month period ended June 30, 1998, expense recovery of $1,197,000 has been recorded. This compares to expense of $556,000 in the second quarter of 1997 and expense of $562,000 for the six months ended June 30, 1997.
Deposit insurance was $308,000 for the six months ended 1998 compared to the same period last year of $197,000.
     The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax
     Income tax expense was $6.78 million and $5.97 million for the second quarters of 1998 and 1997, respectively. For the six month period ended June 30, 1998, income tax expense was $13.24 million compared to $11.63 million for the same period in 1997.

FINANCIAL CONDITION
Earning Assets
     The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 1998 were $4.18 billion, or 92.9% of total assets, compared with $3.74 billion, or 89.6% at December 31, 1997.
     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 1998, were $784.3 million compared with $533.4 million at the end of 1997, a 47.0% increase. Available-for-sale securities were $377.7 million at June 30, 1998, compared to $406.2 million at December 31, 1997.
     The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $2.91 billion at June 30, 1998, which represents a 5.4% increase from the December 31, 1997 total of $2.76 billion.
     At June 30, 1998, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
     The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.56% of all loans outstanding at June 30, 1998, compared to 0.44% at the end of 1997. Non-performing loans are up at June 30, 1998, primarily as a result of one loan that management has determined is not collectible. This loan was foreclosed upon during the third quarter of 1998.

Allowance for Credit Losses
     The Company attempts to maintain the allowance for credit losses at a level which, in the opinion of management, is adequate to meet the present and potential risks of losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining potential losses in specific credits and considering the general risks associated with lending functions such as current and anticipated economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the dates indicated.


                                                           June 30                                           December 31
                                     ------------------------------------------------------------- -------------------------------
                                                1998                            1997                            1997
                                     ----------------------------- ------------------------------- -------------------------------
                                       ALLOWANCE         % OF          ALLOWANCE         % OF          ALLOWANCE         % OF
                                          FOR           LOANS TO          FOR           LOANS TO          FOR           LOANS TO
                                     CREDIT LOSSES    TOTAL LOANS    CREDIT LOSSES    TOTAL LOANS    CREDIT LOSSES    TOTAL LOANS
Commercial and agricultural               $3,005            8.54%         $3,650            9.65%         $2,985            9.33%
Consumer and installment                  16,120           27.93%         11,616           28.68%         14,760           28.86%
Real estate mortgage                      20,381           56.60%         21,684           55.50%         19,415           55.07%
Lease financing                            2,590            6.42%          1,771            5.81%          2,592            6.04%
Other                                        160            0.51%           -               0.36%            125            0.70%
                                      -----------   --------------  -------------  ---------------  -------------  ---------------
     Total                               $42,256          100.00%        $38,721          100.00%        $39,877          100.00%
                                      ===========   ==============  =============  ===============  =============  ===============

The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                              Twelve months ended
                                                   Six months ended June 30        December 31
                                               -------------------------------  --------------
                                                       1998            1997            1997
                                               --------------- --------------- ---------------
                                                                    (in thousands)
Balance, beginning of period                          $39,877         $37,272         $37,272

Loans charged off:
Commercial and agricultural                             (190)           (167)           (678)
Consumer & installment                                (3,528)         (3,367)         (7,107)
Real estate mortgage                                    (891)           (221)           (994)
Lease financing                                          (44)            (38)            (48)
                                              --------------- --------------- ---------------
  Total loans charged off                             (4,653)         (3,793)         (8,827)
                                              --------------- --------------- ---------------

Recoveries:
Commercial and agricultural                              155             260             214
Consumer & installment                                   751             171           1,205
Real estate mortgage                                      94             527             352
Lease financing                                           19              39              57
                                              --------------- --------------- ---------------
  Total recoveries                                     1,019             997           1,828
                                              --------------- --------------- ---------------

Net charge-offs                                       (3,634)         (2,796)         (6,999)

Provision charged to operating expense                 6,013           3,649           9,008
Acquistions                                                -             596             596
                                              --------------- --------------- ---------------
Balance, end of period                               $42,256         $38,721         $39,877
                                              =============== =============== ===============

Average loans for period                         $ 2,828,175     $ 2,552,720     $ 2,598,315
                                              =============== =============== ===============

RATIOS:
Net charge offs to average loans                       0.13%           0.11%           0.27%
                                              =============== =============== ===============

Deposits and Other Interest-bearing Liabilities
     Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the second quarter of 1998 were $3.85 billion as compared to

$3.54 billion at December 31, 1997, representing an 8.8% increase. Non-interest bearing deposits increased by $21.0 million while interest bearing deposits grew $291.1 million from December 31, 1997 to June 30, 1998. Included in the deposit growth is approximately $175 million of public funds obtained in the first quarter of 1998 and scheduled to mature in the third quarter of 1998. These funds were used to purchase investment securities with similar maturities. The Company also borrowed $125 million from the Federal Home Loan Bank during the first quarter of 1998. Of these funds, $50 million matures in 10 years, $50 million matures in 15 years and $25 million matures in 20 years. These borrowings were initially invested in short-term securities and are to be used by the Company over time to fund loans of similar maturities.

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

CAPITAL RESOURCES
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 1998, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 12.11% and 13.36%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.38% at June 30, 1998, compared to the required minimum leverage capital ratio of 4%.
     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended June 30, 1998, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                PART II
                           OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of the Company was held on Tuesday, April 21, 1998. At this meeting, the following matters were voted upon by the Company's shareholders:

(a) Election of Class III Directors
     Aubrey B. Patterson and Dr. Andrew R. Townes were elected to serve as Class III directors of the Company until the annual meeting of shareholders in 2001 or until their respective successors are elected and qualified. The vote was as follows:


                           Votes Cast          Votes Cast         Abtentions/
                            in Favor        Against or Withheld    Non Votes
                           ----------       -------------------   -----------
NAME
Aubrey B. Patterson        18,056,748             47,965                0
Dr. Andrew R. Townes       18,039,948             64,765                0


The following directors continued in office following the meeting:

NAME                      Term Expires
                          ------------
A. Douglas Jumper             1999
T. O. Lashlee                 1999
W. G. Holliman, Jr.           1999
Alan W. Perry                 1999
S. H. Davis                   2000
Hassell H. Franklin           2000
Fletcher H. Goode, M.D.       2000
Travis E. Staub               2000
Lowery A. Woodall             2000

 (b) Selection of Independent Auditors

     The shareholders of the Company ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended December 31, 1998 by the following vote:

              Votes Cast          Votes Cast          Abstentions/
               in Favor     Against or Withheld        Non Votes
              ----------    -------------------       ------------
              17,964,419            51,770               88,524

The shareholders of the Company approved the Amendments and Restatements to the Company's 1994 Stock Incentive Plan and the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors by the following vote:

             Votes Cast          Votes Cast          Abstentions/
              in Favor      Against or Withheld        Non Votes
             ----------     -------------------      ------------
             15,419,884           2,218,105              466,724


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    (27.1) Financial Data Schedule for the periods ended June 30, 1998. (27.2) Restated Financial Data Schedule for the periods ended June 30,
     1997.

(b) A Form 8-K was filed on May 18, 1998 reporting the signing of a definitive merger agreement whereby the Company would acquire Merchants Capital Corporation, Vicksburg, Mississippi.

                                    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            BancorpSouth, Inc.
                                            -------------------------------
                                               (Registrant)



DATE:  August 13, 1998                      /S/ L. Nash Allen, Jr.
                                            -------------------------------
                                            L. Nash Allen, Jr.
                                            Treasurer and
                                            Chief Financial Officer