Form 10-Q
period 1998-09-30
BANCORPSOUTH INC
filed 1998-11-16
CIK 701853

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               ----------------------------------------------

OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                         to
                               -----------------------    -------------------

Commission file number               0-10826
                       ------------------------------------------------------

                                BancorpSouth, Inc.
-----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               Mississippi                                 64-0659571
------------------------------------------        ---------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                    Identification No.)


One Mississippi Plaza, Tupelo, Mississippi                   38801
------------------------------------------        ---------------------------
 (Address of principal executive offices)                  (Zip Code)


                                  601/680-2000
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


-----------------------------------------------------------------------------
      (Former name, former address, and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes / X /   No /  /

On September 30, 1998, the registrant had outstanding 44,662,106 shares of common stock, par value $2.50 per share.

                               BANCORPSOUTH, INC.



                                   CONTENTS





                                                                         PAGE
PART I.   Financial Information

          ITEM  1.  Financial Statements (unaudited)
                    Consolidated Condensed Balance Sheets
                    September 30, 1998, and December 31,1997.............   3

                    Consolidated Condensed Statements of Income and Comprehensive Income
                    Three and Nine Months Ended September 30,
                    1998 and 1997........................................   4

                    Consolidated Condensed Statements of Cash Flows
                    Nine Months Ended September 30, 1998 and 1997........   5

                    Notes to Consolidated Condensed Financial Statements.   6

          ITEM  2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  10

          ITEM  3.  Quantitative and Qualitative Disclosures About
                    Market Risk..........................................  16

PART II.  Other Information

          ITEM  5.  Other Information....................................  17

          ITEM  6.  Exhibits and Reports on Form 8-K ....................  17


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



                                                 PART I

                                         FINANCIAL INFORMATION



                                            BANCORPSOUTH, INC.
                                  Consolidated Condensed Balance Sheets
                                               (Unaudited)
                                                                               (In Thousands)
                                                                     September 30           December 31
                                                                          1998                  1997
                                                                     -------------         -------------
ASSETS
Cash and due from banks                                                  $134,977              $286,307
Interest bearing deposits with other banks                                  8,269                 6,465
Held-to-maturity securities, at amortized cost                            601,048               533,419
Available-for-sale securities, at fair market value                       366,071               406,212
Federal funds sold                                                         28,000                     0
Loans                                                                   3,116,956             2,852,885
  Less:  Unearned discount                                                 96,678                93,858
         Allowance for credit losses                                       43,600                39,877
                                                                     -------------         -------------
Net loans                                                               2,976,678             2,719,150
Mortgages held for sale                                                    41,327                39,134
Premises and equipment, net                                               105,563               101,373
Other assets                                                              101,081                88,083
                                                                     -------------         -------------
TOTAL ASSETS                                                           $4,363,014            $4,180,143
                                                                     =============         =============
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                          $481,692              $467,962
           Interest bearing                                               815,989               840,009
  Savings                                                                 635,208               548,683
  Time                                                                  1,752,282             1,683,601
                                                                     -------------         -------------
Total deposits                                                          3,685,171             3,540,255
Federal funds purchased and securities
   sold under repurchase agreements                                        55,525               177,450
Long-term debt                                                            170,123                47,539
Other liabilities                                                          63,075                54,477
                                                                     -------------         -------------
TOTAL LIABILITIES                                                       3,973,894             3,819,721
SHAREHOLDERS' EQUITY
Common stock                                                              111,980                55,990
Capital surplus                                                            96,099                95,699
Accumulated other comprehensive income
Unrealized gain on available-for-sale securities                            7,854                 4,482
Retained earnings                                                         174,670               206,570
Less cost of shares held in treasury                                       (1,483)               (2,319)
                                                                     -------------         -------------
TOTAL SHAREHOLDERS' EQUITY                                                389,120               360,422
                                                                     -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $4,363,014            $4,180,143
                                                                     =============         =============

See accompanying notes to consolidated condensed financial statements.



                                                  BANCORPSOUTH, INC.
                      Consolidated Condensed Statements of Income and Comprehensive Income
                                                     (Unaudited)
                                                                    (In thousands except for per share amounts)
                                                                Three months ended                Nine months ended
                                                                   September 30                      September 30
                                                            ---------------------------    ------------------------------
                                                                 1998             1997             1998             1997
                                                            ----------     ------------    -------------    -------------
INTEREST REVENUE:
Interest & fees on loans                                      $67,684          $61,201         $197,266         $178,523
Deposits with other banks                                         103              121              297              308
Interest on federal funds sold                                    536            1,090            1,728            3,755
Interest on held-to-maturity securities:
  U. S. Treasury                                                1,650            1,833            5,031            5,357
  U. S. Government agencies & corporations                      5,995            4,992           19,749           15,815
  Obligations of states & political subdivisions                2,315            2,093            6,784            6,386
Interest and dividends on available-for-sale securities         5,606            5,189           17,286           13,501
Interest on mortgages held for sale                               984              571            2,565            1,437
                                                            ----------     ------------    -------------    -------------
  Total interest revenue                                       84,873           77,090          250,706          225,082
                                                            ----------     ------------    -------------    -------------
INTEREST EXPENSE:
Interest on deposits                                           38,620           36,073          113,998          102,818
Interest on federal funds purchased & securities
  sold under repurchase agreements                                347              403            1,239            1,242
Other interest expense                                          2,760              706            7,653            2,371
                                                            ----------     ------------    -------------    -------------
  Total interest expense                                       41,727           37,182          122,890          106,431
                                                            ----------     ------------    -------------    -------------
  Net interest revenue                                         43,146           39,908          127,816          118,651
Provision for credit losses                                     3,771            2,476            9,784            6,125
                                                            ----------     ------------    -------------    -------------
  Net interest revenue, after provision for
    credit losses                                              39,375           37,432          118,032          112,526
                                                            ----------     ------------    -------------    -------------
OTHER REVENUE:
Mortgage lending                                                2,556            1,887            7,776            5,665
Trust income                                                      776              684            2,211            1,982
Service charges                                                 5,067            4,861           14,759           13,933
Security gains (losses), net                                       69              430              244              641
Life insurance income                                             951              907            2,679            2,906
Other                                                           2,526            2,264            7,599            7,084
                                                            ----------     ------------    -------------    -------------
  Total other revenue                                          11,945           11,033           35,268           32,211
                                                            ----------     ------------    -------------    -------------
OTHER EXPENSE:
Salaries and employee benefits                                 13,742           16,506           43,811           47,163
Net occupancy expense                                           2,265            2,169            6,466            6,256
Equipment expense                                               3,347            3,166            9,858            8,718
Deposit insurance premiums                                        154              146              462              343
Other                                                          10,901            9,752           32,155           30,013
                                                            ----------     ------------    -------------    -------------
  Total other expense                                          30,409           31,739           92,752           92,493
                                                            ----------     ------------    -------------    -------------
  Income before income taxes                                   20,911           16,726           60,548           52,244
Income tax expense                                              6,990            5,125           20,230           16,756
                                                            ----------     ------------    -------------    -------------
  Net income                                                   13,921           11,601           40,318           35,488
Other comprehensive income                                      1,746              992            3,327            1,821
                                                            ----------     ------------    -------------    -------------
  Comprehensive income                                        $15,667          $12,593          $43,645          $37,309
                                                            ==========     ============    =============    =============
Earnings per share:  Basic                                      $0.31            $0.26            $0.90            $0.80
                                                            ==========     ============    =============    =============
                     Diluted                                    $0.31            $0.26            $0.89            $0.79
                                                            ==========     ============    =============    =============
Dividends declared per common share                             $0.11           $0.095            $0.33           $0.285
                                                            ==========     ============    =============    =============

See accompanying notes to consolidated condensed financial statements.



                                     BANCORPSOUTH, INC.

                    Consolidated Condensed Statements of Cash Flows

                                        (Unaudited)

                                                                       (In Thousands)
                                                                      Nine Months Ended
                                                                         September 30
                                                              ------------------------------
                                                                      1998             1997
                                                              -------------    -------------
Net cash provided by operating activities                          $55,095          $35,189
                                                              -------------    -------------

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                      477,148          193,350
Proceeds from calls and maturities of
  available-for-sale securities                                    115,083          138,512
Proceeds from sales of
  available-for-sale securities                                     26,600            7,949
Purchases of  held-to-maturity securities                         (536,681)        (152,553)
Purchases of  available-for-sale securities                        (95,421)        (269,529)
Net (increase) decrease in short-term investments                  (28,000)          40,400
Net increase in loans                                             (264,618)        (175,933)
Purchases of premises and equipment                                (14,129)         (18,194)
Other                                                              (12,142)         (11,365)
                                                              -------------    -------------
Net cash used by investing activities                             (332,160)        (247,363)
                                                              -------------    -------------

Financing activities:
Net increase in deposits                                           144,916          202,954
Net decrease in short-term
  borrowings and other liabilities                                (124,774)          (6,753)
Increase (decrease) in long-term debt                              122,584           (7,657)
Payment of cash dividends                                          (14,714)         (12,780)
Exercise of stock options                                              130              381
Acquisition of treasury stock                                         (603)          (1,366)
                                                              -------------    -------------
Net cash provided by financing activities                          127,539          174,779
                                                              -------------    -------------

Decrease in cash and cash equivalents                             (149,526)         (37,395)
Cash and cash equivalents at beginning of
  period                                                           292,772          171,863
                                                              -------------    -------------
Cash and cash equivalents at end of period                        $143,246         $134,468
                                                              =============    =============

See accompanying notes to consolidated condensed financial statements


                                BANCORPSOUTH, INC.
             Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPALS OF
         CONSOLIDATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1997, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.
     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services of Mississippi, Inc., BancorpSouth Insurance Services of Tennessee, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS
     The composition of the loan portfolio by collateral type is detailed below:

                                       September 30               December 31
                               ------------------------------    -------------
                                      1998             1997             1997
                               -------------    -------------    -------------
                                                 (in thousands)
Commercial and agricultural     $   277,299      $   261,981      $   266,112
Consumer and installment            871,332          799,823          823,356
Real estate mortgage:
   1-4 Family                       821,759          774,375          779,546
   Other                            710,470          757,854          791,591
Lease financing                     197,108          158,217          172,436
Other                                20,905           11,285           19,844
                               -------------    -------------    -------------
     Total                      $ 2,898,873      $ 2,763,535      $ 2,852,885
                               =============    =============    =============


The following table presents information concerning non-performing loans:



                                          September 30      December 31
                                              1998             1997
                                          ------------     ------------
                                                  (In thousands)
Non-accrual loans                              $4,678           $4,008
Loans 90 days or more past due                  6,093            7,465
Restructured loans                                635              659
                                          ------------     ------------
Total non-performing loans                    $11,406          $12,132
                                          ============     ============

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
     The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

                                               Nine month periods            Year ended
                                               ended September 30           December 31
                                          ----------------------------      -----------
                                                1998             1997             1997
                                          -----------      -----------      -----------
                                                          (In thousands)
Balance at beginning of period               $39,877          $37,272          $37,272
Provision charged to expense                   9,784            6,125            9,008
Recoveries                                     1,607            1,364            1,828
Loans charged off                             (7,668)          (6,170)          (8,827)
Acquisitions                                    -                 596              596
                                          -----------      -----------      -----------
Balance at end of period                     $43,600          $39,187          $39,877
                                          ===========      ===========      ===========


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



                                                             Three Months Ended September 30,
                          --------------------------------------------------------------------------------------------------
                                                    1998                                               1997
                          -----------------------------------------------     ----------------------------------------------
                               Income           Shares        Per Share           Income           Shares        Per Share
                            (Numerator)    (Denominator)           Amount      (Numerator)    (Denominator)           Amount
                          -------------     ------------     ------------     ------------     ------------     ------------
                                                         (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders          $13,921           44,573            $0.31          $11,600           44,425            $0.26
                                                             ============                                       ============
Effect of dilutive stock
  options                                -           470                                    -           365
                           ------------     ------------                      ------------     ------------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise        $13,921           45,043            $0.31          $11,600           44,790            $0.26
                           ============     ============     ============     ============     ============     ============

<CAPTION
                                                             Nine Months Ended September 30,
                          --------------------------------------------------------------------------------------------------
                                                    1998                                               1997
                          -----------------------------------------------     ----------------------------------------------
                                 Income           Shares        Per Share           Income           Shares        Per Share
                            (Numerator)    (Denominator)           Amount      (Numerator)    (Denominator)           Amount
                                                        (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders          $40,318           44,558            $0.90          $35,487           44,413            $0.80
                                                             ============                                       ============
Effect of dilutive stock
  options                                -           500                                    -           332
                           ------------     ------------                      ------------     ------------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise        $40,318           45,058            $0.89          $35,487           44,745            $0.79
                           ============     ============     ============     ============     ============     ============

NOTE 5 - COMPREHENSIVE INCOME
     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The components of other comprehensive income for the Company for the three month and nine month periods ended September 30, 1998 and 1997 were as follows:



                                            Three months ended          Nine months ended
                                               September 30                September 30
                                        -------------------------   -------------------------
  Net of tax:                               1998          1997          1998          1997
                                        -----------   -----------   -----------   -----------
  Unrealized holding gains
    arising during the period            $  1,761      $    993      $  3,372      $  1,850
  Less:  reclassification adjustment
    for gains included in net income           15             1            45            29
                                        -----------   -----------   -----------   -----------
  Other comprehensive income             $  1,746      $    992      $  3,327      $  1,821
                                        ===========   ===========   ===========   ===========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 1998 and 1997, found elsewhere in this report. On March 25, 1998, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend payable on May 15, 1998 to shareholders of record on May 1, 1998. Information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.

RESULTS OF OPERATIONS
Net Income
     The Company's net income for the third quarter of 1998 was $13.92 million compared to $11.60 million in the third quarter of 1997. For the first nine months of 1998, net income was $40.32 million, an increase of 13.61% from $35.49 million for the same period of 1997. For the third quarter of 1998, basic and diluted earnings per common share were $0.31, compared to basic and diluted earnings per common share of $0.26 for the same period of 1997. For the first nine months of 1998, basic earnings per common share were $0.90 and diluted earnings per common share were $0.89, compared to basic earnings per common share of $0.80 and diluted earnings per common share of $0.79 for the same period of 1997. The annualized returns on average assets for the third quarter of 1998 and 1997 were 1.27% and 1.19%, respectively. For the nine months ended September 30, the annualized returns on average assets were 1.24% for 1998 and 1997.

Net Interest Revenue
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $44.20 million for the three months ended September 30, 1998, compared to $40.84 million for the same period in 1997. For the nine months ended September 30, 1998 and 1997, net interest revenue was $131.01 million and $121.48 million, respectively. Earning assets averaged $4.12 billion in the third quarter and $4.07 billion for the first nine months of 1998, compared with $3.65 billion and $3.56 billion in the
respective periods in 1997.   Average interest-bearing liabilities were $3.50
billion in the third quarter and $3.46 billion for the first nine months of 1998, compared with $3.08 billion and $3.01 billion in the respective periods in 1997.
     Net interest revenue, expressed as a percentage of average earning assets, was 4.26% for the third quarter of 1998 as compared to 4.44% for the same period of 1997 and 4.30% for the first nine months of 1998 as compared to 4.56% for the same period of 1997.

Provision for Credit Losses



     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and poten-tial risks of losses in the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experi-ence related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and anticipated future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     The provision for credit losses totaled $3.77 million for the third quarter of 1998 compared to $2.48 million for the same period of 1997. For the nine-month periods ended September 30, 1998 and 1997, the provision for credit losses totaled $9.78 million and $6.13 million, respectively. The increase in the provision for credit losses for 1998 compared to 1997 reflects the increased level of net loans charged off and the increased level of non-performing loans.

Other Revenue
     Other revenue for the quarter ended September 30, 1998, totaled $11.95 million compared to $11.03 million for the same period of 1997, a 8.3% increase. For the nine months ended September 30, 1998 and 1997, other revenue was $35.27 million and $32.21 million, respectively, a 9.5% increase. The most significant change in other revenue was in mortgage lending where revenue of $7.78 million was recorded during the first nine months of 1998 compared to $5.67 million in the same period of 1997. Stable and relatively low mortgage rates during 1998 resulted in increased mortgage loan originations. Service charges on deposit accounts for the first nine months increased 5.9%. Trust income increased 11.6% during the first nine months of 1998 over the same period of 1997.

Other Expense
     Other expense totaled $30.41 million for the third quarter of 1998, a 4.19% decrease from the same period of 1997. For the nine months ended September 30, 1998, other expenses totaled $92.75 million, a 0.28% increase over that for the same period during 1997. The most significant change in a component of other expense relates to the Company's stock option plans, expense for which is reported under the caption salaries and employee benefits. Certain of the stock option plans contain a provision for stock appreciation rights (SARs) which require the recognition of expense for stock price appreciation. During 1998, the Company has recovered expense because of the decline in the Company's stock price from December 31, 1997. During the third quarter of 1998, expense recovery of $1,599,000 was recorded. For the nine month period ended September 30, 1998, expense recovery of $2,796,000 has been recorded. This compares to expense of $1,881,000 in the third quarter of 1997 and expense of $2,446,000 for the nine months ended September 30, 1997. Deposit insurance was $462,000 for the nine months ended 1998 compared to the same period last year of $343,000.
     The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax
     Income tax expense was $6.99 million and $5.13 million for the third quarters of 1998 and 1997, respectively. For the nine month period ended September 30, 1998, income tax expense was $20.23 million compared to $16.76 million for the same period in 1997.

FINANCIAL CONDITION

Earning Assets
     The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 1998 were $4.06 billion, or 93.2% of total assets, compared with $3.74 billion, or 89.6% at December 31, 1997.
     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 1998, were $601.0 million compared with $533.4 million at the end of 1997, a 12.7% increase. Available-for-sale securities were $366.1 million at September 30, 1998, compared to $406.2 million at December 31, 1997.
     The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $3.02 billion at September 30, 1998, which represents a 9.5% increase from the December 31, 1997 total of $2.76 billion.
     At September 30, 1998, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans because management currently does not have serious doubt as to the borrowers' ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
     The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.38% of all loans outstanding at September 30, 1998, compared to 0.44% at the end of 1997.

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

                                                      September 30                                 December 31
                               ----------------------------------------------------------- -----------------------------
                                           1998                          1997                         1997
                               ----------------------------- ----------------------------- -----------------------------
                                  ALLOWANCE         % OF        ALLOWANCE         % OF        ALLOWANCE         % OF
                                     FOR          LOANS TO         FOR          LOANS TO         FOR          LOANS TO
                                CREDIT LOSSES   TOTAL LOANS   CREDIT LOSSES   TOTAL LOANS   CREDIT LOSSES   TOTAL LOANS
                               -------------- -------------- -------------- -------------- -------------- --------------
                                                                 (dollars in thousands)
Commercial and agricultural           $3,972           8.90%        $3,755           9.48%        $2,985           9.33%
Consumer and installment              15,532          27.95%        11,639          28.94%        14,760          28.86%
Real estate mortgage                  21,315          56.15%        21,777          55.44%        19,415          55.07%
Lease financing                        2,621           6.32%         2,016           5.73%         2,592           6.04%
Other                                    160           0.67%           -             0.41%           125           0.70%
                               -------------- -------------- -------------- -------------- -------------- --------------
     Total                           $43,600         100.00%       $39,187         100.00%       $39,877         100.00%
                               ============== ============== ============== ============== ============== ==============

     The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                             Twelve months ended
                                             Nine months ended September 30      December 31
                                             ------------------------------    --------------
                                                  1998            1997              1997
                                             --------------  --------------    --------------
                                                             (dollars in thousands)
Balance, beginning of period                       $39,877         $37,272           $37,272

Loans charged off:
Commercial and agricultural                           (190)           (216)             (678)
Consumer & installment                              (5,985)         (5,390)           (7,107)
Real estate mortgage                                (1,418)           (518)             (994)
Lease financing                                        (75)            (46)              (48)
                                             --------------  --------------    --------------
  Total loans charged off                           (7,668)         (6,170)           (8,827)
                                             --------------  --------------    --------------

Recoveries:
Commercial and agricultural                            155             195               214
Consumer & installment                               1,330             830             1,205
Real estate mortgage                                   102             283               352
Lease financing                                         20              56                57
                                             --------------  --------------    --------------
  Total recoveries                                   1,607           1,364             1,828
                                             --------------  --------------    --------------

Net charge-offs                                     (6,061)         (4,806)           (6,999)

Provision charged to operating expense               9,784           6,125             9,008
Acquistions                                             -              596               596
                                             --------------  --------------    --------------
Balance, end of period                             $43,600         $39,187           $39,877
                                             ==============  ==============    ==============
Average loans for period                        $2,872,173      $2,560,236        $2,598,315
                                             ==============  ==============    ==============
RATIOS:
Net charge offs to average loans                      0.21%           0.19%             0.27%
                                             ==============  ==============    ==============

Deposits and Other Interest-bearing Liabilities
     Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the third quarter of 1998 were $3.69 billion as compared to $3.54 billion at December 31, 1997, representing a 4.1% increase. Non-interest bearing deposits increased by $13.7 million while interest-bearing deposits grew $131.2 million from December 31, 1997 to September 30, 1998. The Company borrowed $125 million from the Federal Home Loan Bank during the first quarter of 1998. Of these funds, $50 million matures in 10 years, $50 million matures in 15 years and $25 million matures in 20 years. These borrowings were initially invested in short-term securities and are to be used by the Company over time to fund loans of similar maturities.

LIQUIDITY
     Liquidity is the ability of the Company to fund the needs of its bor-rowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.
     The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 1998, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 12.23% and 13.48%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.65% at September 30, 1998, compared to the required minimum leverage capital ratio of 4%.
     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

YEAR 2000
     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Year 2000 compliance. During 1997, the Company developed a plan to deal with the Year 2000 problem and established a Year 2000 committee that consists of representatives from the major functional areas of the Company. The committee has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve potential problems. We have reviewed our core mainframe systems and application subsystems and have obtained the Year 2000 compliant releases and are developing the installation and testing plan for each of these applications. We have corresponded with our third party service providers and other providers of software and hardware for certification of their compliance with Year 2000 issues. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. Management has assessed the Year 2000 compliance expense and believes that the related potential effect on the Company's business, financial condition and results of operations will be immaterial. The Company is expensing all costs associated with the Year 2000 as the costs are incurred.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended September 30, 1998, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                    PART II

                              OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Pursuant to recent amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, discretionary voting authority conferred in proxies solicited by the Company's Board of Directors in connection with the Company's 1999 annual meeting of shareholders may be exercised with respect to any matter raised at the annual meeting, if the Company does not receive notice of the matter on or prior to February 7, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     (27.1) Financial Data Schedule for the periods ended September 30, 1998. (27.2) Restated Financial Data Schedule for the periods ended September
             30, 1997.

(b) (1) A Current Report on Form 8-K was filed by the Company on July 10, 1998 reporting the signing of a definitive merger agreement whereby the Company would acquire Alabama Bancorp., Inc., located in Birmingham, Alabama.
     (2) A Current Report on Form 8-K was filed by the Company on September 3, 1998 reporting the signing of a definitive merger agreement whereby the Company would acquire The First Corporation, located in Opelika, Alabama.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             BancorpSouth, Inc.
                                                 (Registrant)



DATE:  November 13, 1998                     /S/ L. Nash Allen, Jr.
                                              L. Nash Allen, Jr.
                                              Treasurer and
                                              Chief Financial Officer