Form 10-K
period 1998-12-31
BANCORPSOUTH INC
filed 1999-03-30
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998 or
                          -----------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

Commission file number  0-10826
                       -----------
                               BancorpSouth, Inc.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Mississippi                         64-0659571
  --------------------------------------  ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          One Mississippi Plaza
           Tupelo, Mississippi                           38801
----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (601) 680-2000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
        Title of Each Class                        Which Registered
----------------------------------------   -----------------------------------
   Common stock, $2.50 par value                   New York Stock Exchange
   Common stock purchase rights                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $2.50 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

(Cover Page Continues on Next Page)

(Continued from Cover Page)

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1999, was approximately $869,667,000 based on the closing sale price as reported on the New York Stock Exchange on January 29, 1999.

         On March 18, 1999, the registrant had outstanding 55,942,375 shares of Common Stock, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders to be held April 27, 1999, are incorporated by reference into Part III of this Report.

                               BANCORPSOUTH, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1998
                                    CONTENTS

PART I

Item   1.          Business
Item   2.          Properties
Item   3.          Legal Proceedings
Item   4.          Submission of Matters to a Vote of Security Holders

PART II

Item   5.          Market for the Registrant's Common Equity and Related
                   Stockholder Matters
Item   6.          Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item   7A.         Quantitative and Qualitative Disclosures About Market Risk
Item   8.          Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item  10.          Directors and Executive Officers of the Registrant
Item  11.          Executive Compensation
Item  12.          Security Ownership of Certain Beneficial Owners and
                   Management
Item  13.          Certain Relationships and Related Transactions

PART IV

Item  14.          Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K

PART I

Item 1. - Business

General

         The BancorpSouth, Inc. (the "Company") is a bank holding company with financial services operations in Mississippi, Tennessee and Alabama. Its principal subsidiary is BancorpSouth Bank ("the Bank"). The Company's principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38801 and its telephone number is (601) 680-2000.

Description of Business

         The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a commercial banking and trust business through 157 offices in 82 municipalities or communities in 49 counties throughout Mississippi, western Tennessee and parts of Alabama. The Bank has grown through the acquisition of other banks, the purchase of assets from federal regulators and through the opening of new branches and offices. In addition, the Bank operates consumer finance, credit life insurance and insurance agency subsidiaries. At December 31, 1998, the Bank had total assets of approximately $5.20 billion and total deposits of approximately $4.44 billion.

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

         At December 31, 1998, the Company and its subsidiaries employed 2,338 persons. The Company and its subsidiaries are not a party to any collective bargaining agreements, and the Company believes employee relations are good.

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

         The principal areas of competition in the banking industry center on a financial institution's ability and willingness to provide credit on a timely and competitively priced basis, to offer a sufficient range of deposit and investment opportunities at a competitive price and maturity and to offer personal and other services of sufficient quality at competitive prices. The Company and its subsidiaries believe they can compete effectively in all these areas.

Regulation and Supervision

         The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.

         The Company is a bank holding company and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB") and is subject to regulation and supervision by the FRB. The Company is required to file with the FRB annual reports and such other information as they may require. The FRB may also conduct examinations of the Company.

         The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Dividends to shareholders are paid from dividends paid to the Company by the Bank, which are subject to approval by the applicable regulatory authorities.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period, which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation's total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; except that, mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

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

Commercial Lending

         The Company offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing and agricultural loans. A broad range of short-to-medium term commercial loans, both secured and unsecured are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements) and the purchase of equipment and machinery. At times, the Company also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

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

Residential Consumer Lending

         A portion of the Company's lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Company's primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Company's traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Company offers construction loans, second mortgages, home improvement loans and home equity lines of credit. The Company's banking subsidiary has received an "outstanding" Community Reinvestment Act ("CRA") rating from the Federal Deposit Insurance Company after its most recent examination.

         The Company finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to solvent and competent contractors on both a pre-sold and a "speculation" basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Company makes residential construction loans to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The construction phase of these loans have certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates.

         In most cases, the Company will sell its mortgage loans of 15 or more years in term in the secondary market, which allows the Company to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Company to accommodate its clients' demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. After the sale of a loan, the Company's only involvement is to act as a servicing agent.

         The Company in most cases requires title, fire, extended casualty insurance and, where required by applicable regulations, flood insurance to be obtained by the borrower. The Company maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Company customarily include a "due on sale" clause giving the Company the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Company enforces due on sales clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

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

         Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Company seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration with preference given to borrowers in the Company's market area.

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

         The Board of Directors of the Company concentrates its efforts and resources, and that of its management and lending officials, on loan review and underwriting policies. Loan status and monitoring is handled through the Company's Loan Administration Department. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic Asset Quality Rating Committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans. The results of loan reviews are reported to the Audit Committee of the Board of Directors. Combined, these components are integral elements of the Company's loan program, which has resulted in its loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

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

         The following table sets forth the average balances of assets and liabilities and the average rates earned and paid for the three years ended December 31, 1998. The table shows the various components of earning assets and the sources used to fund these assets which are included in the effective interest differential.


                                                  1998                               1997                           1996
                                    ---------------------------------  ---------------------------- ------------------------------
(Taxable equivalent basis)            Average                Yield/      Average             Yield/    Average              Yield/
                                      Balance    Interest     Rate       Balance    Interest  Rate     Balance     Interest  Rate
                                      -------    --------     ----       -------    --------  ----     -------     --------  ----
ASSETS
Interest bearing deposits in
  other banks                      $    7,919    $    394     4.98%    $    8,570   $    426   4.97%  $   12,967   $    689   5.31%
Held-to-maturity securities:
  U.S. treasury and agencies          528,222      32,234     6.10%       444,605     28,981   6.51%     383,723     25,258   6.58%
  State and political
    subdivisions(1)                   191,641      12,842     6.70%       162,976     11,806   7.24%     124,567     10,228   8.21%
  Other securities                         --          --       --             15         --     --           84         --     --
Available-for-sale securities(2)      529,480      32,561     6.15%       411,612     26,269   6.38%     331,758     20,017   6.03%
Federal funds sold                     70,122       3,691     5.26%        94,970      5,074   5.34%      70,715      4,071   5.76%
Loans (net of unearned
  discount)(3)(5)                   3,312,635     303,417     9.16%     2,896,305    269,814   9.32%   2,691,996    250,652   9.31%
Mortgages held for sale                52,634       3,470     6.59%        29,409      2,102   7.15%      27,729      1,956   7.05%
                                   ----------    --------              ----------   --------          ----------   --------
  Total interest earning
    assets and revenue              4,692,653     388,609     8.28%     4,048,462    344,422   8.51%   3,643,539    312,871   8.59%
Other assets                          361,919                             318,091                        302,252
Less: allowance for credit losses     (46,681)                            (41,989)                       (39,583)
                                   ----------                          ----------                     ----------
  Total                            $5,007,891                          $4,324,564                     $3,906,208
                                   ==========                          ==========                     ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand-interest bearing          $  966,884    $ 29,883     3.09%    $  883,654   $ 30,332   3.43%  $  797,366  $ 25,957    3.29%
  Savings                             702,566      29,515     4.20%       564,257     21,426   3.80%     433,581    15,600    3.60%
  Time                              2,059,637     114,318     5.55%     1,863,105    103,629   5.56%   1,716,887    93,026    5.42%
Federal funds purchased and
  securities under
    repurchase agreements              62,728       2,853     4.55%        46,382      2,270   4.89%      52,168     2,330    4.47%
Other short-term borrowings(4)          2,794         192     6.87%         4,942        308   6.23%       4,013       360    8.97%
Long-term debt                        179,928      10,651     5.92%        55,339      3,305   5.97%      80,619     5,647    7.00%
                                   ----------    --------              ----------   --------          ----------  --------
  Total interest bearing
     liabilities and expense        3,974,537     187,412     4.72%     3,417,679    161,270   4.72%   3,084,634   142,920    4.63%
Demand deposits--non-interest
  bearing                             534,432                             466,346                        436,308
Other liabilities                      67,055                              59,926                         53,575
                                   ----------                          ----------                     ----------
  Total liabilities                 4,576,024                           3,943,951                      3,574,517
Shareholders' equity                  431,867                             380,613                        331,691
                                   ----------                          ----------                     ----------
  Total                            $5,007,891                          $4,324,564                     $3,906,208
                                   ==========                          ==========                     ==========

Net interest revenue                             $201,197                           $183,152                      $169,951
                                                 ========                           ========                      ========
Net yield on interest earning
  assets                                                      4.29%                            4.52%                          4.66%
                                                              ====                             ====                           ====



1. Includes taxable equivalent adjustments of $3,226,000, $2,922,000 and $2,755,000 in 1998, 1997 and 1996, respectively, using an effective tax rate of 35%.
2. Includes taxable equivalent adjustment of $828,000, $1,027,000 and $283,000 in 1998, 1997 and 1996 using an effective tax rate of 35%.
3. Includes taxable equivalent adjustment of $1,036,000, $772,000 and $751,000 in 1998, 1997 and 1996, respectively, using an effective tax rate of 35%.
4. Interest expense includes interest paid on liabilities not included in averages.
5. Non-accrual loans are immaterial for each of the years presented.

Analysis of Changes in Effective Interest Differential

Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table which follows presents an analysis of rate and volume change in net interest from 1997 to 1998 and 1996 to 1997. Changes, which are not solely due to volume or rate, are allocated to volume.




                                     1998 OVER 1997 - INCREASE (DECREASE)  1997 OVER 1996 - INCREASE (DECREASE)
                                     ------------------------------------  ------------------------------------
(Taxable equivalent basis)             Volume         Rate       Total        Volume      Rate        Total
                                       ------         ----       -----        ------      ----        -----
                                                                 (In thousands)
INTEREST REVENUE
Due from banks - interest bearing     $   (32)    $     0       $  (32)       $  (219)  $   (44)     $  (263)
Held-to-maturity securities:
  U.S. government agencies              5,103      (1,800)        3,303         3,962      (289)       3,673
  State and political subdivisions      1,921        (885)        1,036         2,782    (1,204)       1,578
  Other securities                         --          --            --            --        --           --
Available-for-sale securities           7,248        (956)        6,292         5,096     1,156        6,252
Federal funds sold                     (1,308)        (75)       (1,383)        1,296      (293)       1,003
Loans (net of unearned discount)       38,133      (4,530)       33,603        19,033       129       19,162
Mortgages held for sale                 1,531        (163)        1,368           120        26          146
                                      -------     -------       -------       -------   -------      -------
  Total                                52,597      (8,410)       44,187        32,069      (518)      31,551
                                      -------     -------       -------       -------   -------      -------

INTEREST EXPENSE
Demand deposits - interest bearing      2,572      (3,021)         (449)        2,962     1,413        4,375
Savings deposits                        5,810       2,279         8,089         4,962       864        5,826
Time deposits                          10,908        (219)       10,689         8,133     2,470       10,603
Federal funds purchased and
  securities under
  repurchase agreements                   743        (160)          583          (283)      223          (60)
Other short-term borrowings              (148)         32          (116)           58      (110)         (52)
Long-term debt                          7,375         (29)        7,346        (1,510)     (832)      (2,342)
                                      -------     -------       -------       -------   -------      --------
  Total                                27,262      (1,120)       26,142        14,322     4,028        18,350
                                      -------     -------       -------       -------   -------      --------
Increase (Decrease) in Effective
  Interest Differential               $25,335     $(7,290)      $18,045       $17,747   $(4,546)     $ 13,201
                                      =======     =======       =======       =======   =======      ========


Investment Portfolio

Held-to-Maturity Securities

         The following table shows the amortized cost of held-to-maturity securities at December 31, 1998, 1997 and 1996:

                                                               December 31
                                                ------------------------------------
                                                   1998           1997        1996
                                                   ----           ----        ----
                                                            (In thousands)

         U.S. Treasury securities                $103,012       $109,012    $ 91,340
         U.S. Government agency
           securities                             333,866        288,711     314,635
         Taxable obligations of states
           and political subdivisions               2,295          1,295       1,375
         Taxable exemption obligations
           of states and political
           subdivisions                           208,673        171,298     150,471
         Other securities                           --                15          15
                                                 --------       --------    --------

                     TOTAL                       $647,846       $570,331    $557,836
                                                 ========       ========    ========


         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:


                                                   December 31, 1998
                            ---------------------------------------------------------------
                                               U.S.
                                 U.S.       GOVERNMENT    STATES &                 WEIGHTED
                              TREASURY        AGENCY     POLITICAL       OTHER     AVERAGE
                             SECURITIES     SECURITIES  SUBDIVISIONS   SECURITIES   YIELD
                             ----------     ----------  ------------   ----------   -----
                                                   (In thousands)
PERIOD TO MATURITY:
Maturing within one year      $ 57,144       $ 60,262     $ 13,812      $  --        6.35%
Maturing after one year but
  within five years             43,881        155,328      103,781         --        6.29%
Maturing after five years but
  within ten years               1,987        104,309       80,652         --        6.57%
Maturing after ten years          --           13,967       12,723         --        7.28%
                              --------       --------     --------      ------

TOTAL                         $103,012       $333,866     $210,968      $  --
                              ========       ========     ========      ======


         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

         The following table shows the book value of available-for-sale securities at December 31, 1998, 1997 and 1996:

                                                              December 31
                                                  -----------------------------------
                                                     1998        1997         1996
                                                     ----        ----         ----
                                                            (In thousands)

          U.S. Treasury securities                $106,226     $109,944     $ 57,663
          U.S. Government agency securities        305,960      330,017      192,503
          Taxable obligations of states
            and political subdivisions               5,739        3,940        1,893
          Tax exempt obligations of states
            and political subdivisions              38,696       19,155       16,663
          Other securities                          93,146       48,351       46,603
                                                  --------     --------     --------

                     TOTAL                        $549,767     $511,407     $315,325
                                                  ========     ========     ========



         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                                        December 31, 1998
                                ---------------------------------------------------------------
                                                   U.S.
                                    U.S.        GOVERNMENT    STATES &                 WEIGHTED
                                 TREASURY         AGENCY     POLITICAL     OTHER      AVERAGE
                                 SECURITIES     SECURITIES  SUBDIVISIONS  SECURITIES   YIELD
                                 ----------     ----------  ------------  ----------   -----
                                                       (In thousands)
PERIOD TO MATURITY:
Maturing within one year         $ 42,841        $ 45,809     $ 3,337     $55,450       5.17%
Maturing after one year
  but within five years            58,154         166,060       8,399      11,691       6.27%
Maturing after five years
  but within ten years              5,231          71,286      17,095      23,028       6.22%
Maturing after ten years             --            22,805      15,604       2,977       6.94%
                                 --------        --------     -------     -------

TOTAL                            $106,226        $305,960     $44,435     $93,146
                                 ========        ========     =======     =======



         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Loan Portfolio

         The Company's loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for each of the years indicated.

                                                                  DECEMBER 31
                                 -------------------------------------------------------------------
                                     1998          1997           1996           1995         1994
                                     ----          ----           ----           ----         ----
                                                                (In thousands)
Commercial & agricultural(1)    $  365,716     $  341,080     $  299,522     $  280,120    $  252,725
Consumer & installment             905,413        870,823        792,559        747,520       686,902
Real estate mortgage(2)          2,054,143      1,758,636      1,584,967      1,472,172     1,280,921
Lease financing                    210,559        172,821        149,582        122,290        82,577
Other                               25,575         25,161         19,619         22,387        15,572
                                ----------     ----------     ----------     ----------    ----------

Total gross loans               $3,561,406     $3,168,521     $2,846,249     $2,644,489    $2,318,697
                                ==========     ==========     ==========     ==========    ==========



(1)      Including $15,878,000, $15,867,000, $17,514,000, $21,089,000 and
         $18,462,000 in 1998, 1997, 1996, 1995 and 1994, respectively, of loans classified as agricultural.

(2)      Including $48,871,000, $40,310,000, $43,512,000, $41,835,000 and
         $35,772,000 in 1998, 1997, 1996, 1995 and 1994, respectively, of loans secured by or relating to agricultural land.

Maturity Distribution of Loans

         The maturity distribution of the Company's loan portfolio is one factor in management's evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of gross loans of the Company as of December 31, 1998.


                                          ONE YEAR        ONE TO          AFTER
                                          OR LESS       FIVE YEARS      FIVE YEARS
                                          -------       ----------      ----------
                                                       (In thousands)
           Commercial and agricultural   $ 189,265      $  139,690       $ 36,761
           Consumer & installment          211,248         676,079         18,086
           Real estate mortgages           720,842       1,006,269        327,032
           Lease financing                  66,299         140,321          3,939
           Other                            16,904           7,075          1,596
                                        ----------      ----------       --------
           Total gross loans            $1,204,558      $1,969,434       $387,414
                                        ==========      ==========       ========


Sensitivity of Loans to Changes in Interest Rates

         The interest sensitivity of the Company's loans is important in the management of effective interest differential. The Company attempts to manage the relationship between the rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest sensitivity of the Company's gross loans as of December 31, 1998.


                                                  December 31, 1998
                                                  -----------------
                                                 FIXED        VARIABLE
                                                 RATE           RATE
                                                 ----           ----
                                                   (In thousands)

Loan Portfolio
  Due after one year                           $2,044,561      $312,287
                                               ==========      ========


Nonaccrual, Past Due and Restructured Loans

         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $6,152,000, $5,047,000, $6,227,000, $3,556,000 and
$4,709,000 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The aggregate principal balance of restructured loans was $713,000, $1,097,000, $493,000, $281,000 and $1,751,000 at December 31, 1998, 1997, 1996, 1995 and
1994, respectively. The total amount of interest earned on non-performing loans was approximately $153,000, $58,000, $42,000, $70,000 and $214,000 in 1998,
1997, 1996, 1995 and 1994, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $366,000, $257,000, $353,000, $105,000 and $353,000 in 1998, 1997, 1996, 1995 and 1994,
respectively. Accruing loans which were contractually past due 90 days or more for years ended December 31, 1998, 1997, 1996, 1995 and 1994, amounted to $9,654,000, $8,148,000, $5,501,000, $5,366,000 and $3,800,000, respectively.

         Loans considered impaired, under SFAS No. 114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 1998 and 1997 was $8,166,000 and $7,181,000, respectively, with a valuation reserve of $3,151,000 and $2,862,000, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $9,187,000 and $7,536,000, respectively.

         The Company's policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

         In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 1998, no loans were known to be potential problem loans.

         At December 31, 1998, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the market area.

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

         Constant attention to the quality of the loan portfolio is achieved by a formal loan review process. The Board of Directors of the Company has appointed a Loan Loss Reserve Valuation Committee (the Committee) which is responsible for ensuring that the allowance for loan and leases losses (ALLL) provides coverage of both known and inherent losses. The Committee considers estimates of loss for individually-analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of ALLL. The Committee meets at least quarterly to determine the amount of additions to the ALLL. The Committee is composed of senior management from the Company's Loan Administration, Lending and Finance Departments. In each period, the Committee bases the ALLL on its loan classification system as well as an analysis of general economic and business trends in the Company's geographic region and nationally.

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

         Any loan or portion thereof which is classified as "loss" by regulatory examiners or which is determined by management to be uncollectible because of such factors as the borrower's failure to pay interest or principal, the borrower's financial condition, economic conditions in the borrower's industry or the inadequacy of underlying collateral, is charged off.

         The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the probable losses inherent in the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans and present economic assumptions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

         The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for each of the years presented:

                                        1998                         1997                     1996                      1995
                                        ----                         ----                     ----                      ----
                              ALLOWANCE     % OF LOANS     ALLOWANCE   % OF LOANS    ALLOWANCE   % OF LOANS    ALLOWANCE  % OF LOANS
                                 FOR         TO TOTAL         FOR       TO TOTAL        FOR       TO TOTAL       FOR       TO TOTAL
                             CREDIT LOSS      LOANS       CREDIT LOSS    LOANS      CREDIT LOSS    LOANS      CREDIT LOSS    LOANS
                             -----------      -----       -----------    -----      -----------    -----      -----------    -----
Commercial & agricultural     $ 3,865          10.27%      $ 3,172        10.76%      $ 3,796      10.52%       $ 3,395      10.59%

Consumer & installment         18,926          25.42%       16,304        27.49%       12,963      12.85%        10,942      28.27%

Real estate mortgage           23,875          57.68%       20,782        55.51%       21,538      55.69%        21,762      55.67%

Lease financing                 2,802           5.91%        2,592         5.45%        2,070       5.25%         1,433       4.62%

Other                             150           0.72%          138         0.79%           --       0.69%            --       0.85%
                              -------         ------       -------       ------       -------     ------        -------     ------
  TOTAL                       $49,618         100.00%      $42,988       100.00%      $40,367     100.00%       $37,532     100.00%
                              =======         ======       =======       ======       =======     ======        =======     ======


                                         1998
                                         ----
                              ALLOWANCE      % OF LOANS
                                 FOR          TO TOTAL
                             CREDIT LOSS       LOANS
                             -----------       -----

Commercial & agricultural     $ 3,238         10.90%

Consumer & installment         11,403         29.62%

Real estate mortgage           17,836         55.25%

Lease financing                 1,290          3.56%

Other                              --          0.67%
                              -------        ------
  TOTAL                       $33,767        100.00%
                              =======        ======

          The following table sets forth certain information with respect to the Company's loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 1998.


                                 1998            1997            1996            1995             1994
                                 ----            ----            ----            ----             ----
                                                           (Dollars in thousands)
LOANS
Average loans for the
  period                      $3,312,635      $2,896,305      $2,691,996      $ 2,394,571       $2,090,998
                              ==========      ==========      ==========      ===========       ==========
ALLOWANCE FOR CREDIT
  LOSSES
Balance beginning of
  period                      $   42,988      $   40,367      $   37,532      $    33,767       $   30,281
Loans charged off:
Commercial & agricultural         (1,462)         (1,307)         (1,769)          (1,445)          (1,894)
Consumer & installment            (8,657)         (7,503)         (6,443)          (4,448)          (3,481)
Real estate mortgage              (1,738)         (1,129)           (817)            (725)          (1,224)
Lease financing                      (75)            (48)            (30)              (1)             (72)
                              ----------     -----------      ----------      -----------       ----------
Total loans charged off          (11,932)         (9,987)         (9,059)          (6,619)          (6,671)
                              ----------     -----------      ----------      -----------       ----------

Recoveries:
Commercial & agricultural            422             607             771              470            1,649
Consumer & installment             1,790           1,382           1,339            1,253            1,446
Real estate mortgage                 164             359             254              377              422
Lease financing                       20              57               5               18               91
                              ----------     -----------      ----------      -----------       ----------
Total recoveries                   2,396           2,405           2,369            2,118            3,608
                              ----------     -----------      ----------      -----------       ----------
Net charge-offs                   (9,536)         (7,582)         (6,690)          (4,501)          (3,063)
Provision charged to
  operating expense               15,014           9,607           9,525            6,418            6,432
Acquisitions                       1,152             596              --            1,848              117
                              ----------     -----------      ----------      -----------       ----------
Balance, end of period        $   49,618     $    42,988      $   40,367      $    37,532       $   33,767
                              ==========     ===========      ==========      ===========       ==========
RATIOS
Net charge-offs to
  average loans                     0.29%           0.26%           0.25%            0.19%            0.15%
                              ==========     ===========      ==========      ===========       ==========


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

         The following table shows the classification of deposits on an average basis for the three years ended December 31, 1998.

                                               YEARS ENDED DECEMBER 31
                        --------------------------------------------------------------------
                                     1998                   1997                  1996
                        --------------------------------------------------------------------
                          Average      Average    Average      Average    Average   Average
                          Amount         Rate     Amount        Rate      Amount     Rate
                          ------         ----     ------        ----      ------     ----
                                            (Dollars in thousands)
Non-interest bearing
  demand deposits       $  534,432        --    $  466,346       --     $  436,308     --

Interest bearing
  demand deposits          966,884      3.09%      883,654      3.43%      797,366    3.26%

Savings                    702,566      4.20%      564,257      3.80%      433,581    3.60%

Time                     2,059,637      5.55%    1,863,105      5.56%    1,716,887    5.42%
                        ----------              ----------              ----------
  TOTAL DEPOSITS        $4,263,519              $3,777,362              $3,384,142
                        ==========              ==========              ==========


         Time deposits of $100,000 and over including certificates of deposits of $100,000 and over at December 31, 1998, had maturities as follows:


                                                         DECEMBER 31, 1998
                                                         -----------------
                                                          (In thousands)

                Three months or less                          $214,515
                Over three months through six months           145,987
                Over six months through twelve months          124,559
                Over twelve months                             155,178
                                                              --------
                      TOTAL                                   $640,239
                                                              ========


Return on Equity and Assets

         Return on average equity, average assets and the dividend payout ratio are based on net income for the three years ended December 31, 1998, as presented below:

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                  1998         1997        1996
                                                  ----         ----        ----
                  [S]                            [C]         [C]          [C]
                  Return on average equity       12.61%       13.19%      14.27%
                  Return on average assets        1.09         1.16        1.21
                  Dividend payout ratio          44.55        40.31       35.71

         The Company's average equity as a percent of average assets was 8.62%, 8.80% and 8.49% for 1998, 1997 and 1996, respectively.

Short-Term Borrowings

   Time Deposits and Short-Term Debt

         Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $640,239,000 and $531,243,000 were outstanding at December 31, 1998 and 1997, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $36,579,000, $28,282,000, and $21,663,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

         For time deposits with a remaining maturity of more than one year at December 31, 1998, the aggregate amount of maturities for each of the following five years is presented in the following table:


                               MATURING IN                AMOUNT
                               -----------                ------
                                                      (In thousands)
                                   2000                  $424,473
                                   2001                    95,433
                                   2002                    76,056
                                   2003                    31,431
                                   2004                       210
                                Thereafter                  2,808
                                                         --------
                                  Total                  $630,411
                                                         ========

         Presented below is information relating to short-term debt for the years ended December 31, 1998 and 1997:

                                                   END OF PERIOD       DAILY AVERAGE       MAXIMUM
                                               ---------------------  ------------------  OUTSTANDING
                                                            INTEREST            INTEREST    AT ANY
                                                BALANCE       RATE     BALANCE    RATE     MONTH END
                                               ----------------------  -----------------  -----------
                                                              (Dollars in thousands)
1998:
Federal funds purchased                          $  3,051      4.6%    $ 6,172     5.2%    $ 12,600
Securities sold under repurchase agreements        61,503      3.7%     56,556     4.5%      70,678
                                                 --------              -------             --------
  Total                                          $ 64,554              $62,728             $ 83,278
                                                 ========              =======             ========

1997:
Federal funds purchased                          $152,449      6.9%    $ 3,616     6.2%    $152,449
Securities sold under repurchase agreements        36,922      5.1%     42,766     4.8%      48,274
                                                 --------              -------             --------
  Total                                          $189,371              $46,382             $200,723
                                                 ========              =======             ========



          Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 1998, the Bank had established informal federal funds borrowing lines of credit aggregating $153,000,000.

Item 2. - Properties

          The physical properties of the Company are held in its subsidiaries as follows:

         a. BancorpSouth Bank - The main office is located at One Mississippi Plaza in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 85% of the rentable space with the remainder leased to various unaffiliated tenants.

               The Bank owns 128 of its 147 branch banking facilities. The remaining 19 branch banking facilities are occupied under leases varying in length from one to nine years. The Bank also owns several buildings in the Hattiesburg, Mississippi area (which provide space for certain of its Southern Region activities including warehouse requirements, mortgage lending, trust services, lease servicing and central operations), an operations center near the Tupelo, Mississippi Municipal Airport, an office building in downtown Jackson, Mississippi (which has approximately 86,000 square feet of space, of which the Bank uses approximately two-thirds for banking activities while leasing or holding for lease the remaining 28,000 square feet) and an office building in downtown Gulfport, Mississippi (which has approximately 85,000 square feet of space, of which the Bank uses approximately 7,500 square feet for banking activities while leasing or holding for lease the remaining portion of the building).

               The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

         b. Personal Finance Company - This wholly-owned subsidiary of the Bank occupies 37 leased offices, with the unexpired terms varying in length from one to five years. The average size of these leased offices is approximately 1,000 square feet with average annual rent of approximately $9,000. All these premises are considered to be in good condition.

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

Item 4. - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

         For information regarding executive officers of the Company, see "Item 10 - Directors and Executive Officers of the Registrant" in this Report.

PART II

Item 5. - Market for the Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

         The common stock of the Company trades on the New York Stock Exchange under the symbol BXS. The following table sets forth, for the periods indicated, the range of sale prices of the Company's common stock as reported on the New York Stock Exchange from May 15, 1997 and as reported on the Nasdaq Stock Market prior to May 15, 1997. The prices have been restated to reflect a two-for-one stock split of the Company's common stock effected in the form of a 100% stock dividend paid May 15, 1998.


         1998:                                 High             Low
                                               ----             ----
                4th quarter                  $21.5625         $17.7500
                3rd quarter                   22.4375          16.8125
                2nd quarter                   23.0625          20.3125
                1st quarter                   24.0000          20.6250
         1997:

                4th quarter                  $24.1875         $17.5938
                3rd quarter                   18.0000          14.5000
                2nd quarter                   14.7500          13.2500
                1st quarter                   15.0000          13.2500


Holders of Record

         As of February 28, 1999, there were 8,519 shareholders of record of the Company's common stock.

Dividends

         The Company declared quarterly cash dividends totaling $0.45 per share during 1998, $0.395 during 1997 and $0.35 during 1996. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements. See "Item 1 - Business - Regulation and Supervision".

ITEM 6. -- SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share amounts)

                                                                     YEARS ENDED DECEMBER 31
                                          -----------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                          ----------     ----------     ----------     ----------     ----------
Earnings Summary:
Interest revenue                          $  383,519     $  339,701     $  308,965     $  282,422     $  231,191
Interest expense                             187,412        161,270        142,920        130,474         96,123
                                          ----------     ----------     ----------     ----------     ----------
Net interest revenue                         196,107        178,431        166,045        151,948        135,068
Provision for credit losses                   15,014          9,607          9,525          6,418          6,432
                                          ----------     ----------     ----------     ----------     ----------
Net interest revenue, after provision
  for credit losses                          181,093        168,824        156,520        145,530        128,636
Other revenue                                 53,018         47,903         45,422         35,264         29,264
Other expense                                152,084        143,618        130,211        123,663        109,914
                                          ----------     ----------     ----------     ----------     ----------
Income before income taxes                    82,027         73,109         71,731         57,131         47,986
Income tax expense                            27,550         22,907         24,396         17,494         14,176
                                          ----------     ----------     ----------     ----------     ----------
Net income                                $   54,477     $   50,202     $   47,335     $   39,637     $   33,810
                                          ==========     ==========     ==========     ==========     ==========
Per Share Data:
Net income: Basic                         $     1.02     $     0.99     $     0.98     $     0.83     $     0.72
            Diluted                             1.01           0.98           0.98           0.82           0.72
Cash dividends                                  0.45          0.395           0.35           0.31         0.2775
Book value                                      8.48           7.79           7.21           6.62           5.96
Balance Sheet - Averages:
Total assets                              $5,007,891     $4,324,564     $3,906,208     $3,574,545     $3,258,782
Held-to-maturity securities                  719,863        607,596        508,374        554,896        481,569
Available-for-sale securities                529,480        411,612        331,758        278,654        335,361
Loans, net of unearned discount            3,312,635      2,896,305      2,691,996      2,394,571      2,090,998
Total deposits                             4,263,519      3,777,362      3,384,142      3,112,036      2,848,710
Total shareholders' equity                   431,867        380,613        331,691        296,570        266,743
Selected Ratios:
Return on average assets                        1.09%          1.16%          1.21%          1.11%          1.04%
Return on average shareholders' equity         12.61%         13.19%         14.27%         13.37%         12.68%

ITEM 7. -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       BancorpSouth, Inc. (the Company) is a bank holding company with commercial banking operations in Mississippi, Tennessee and Alabama. BancorpSouth Bank (the Bank), the Company's banking subsidiary is headquartered in Tupelo, Mississippi. The Bank operated prior to December 1998, under the trade names Bank of Mississippi in Mississippi, Volunteer Bank in Tennessee and BancorpSouth in Alabama. In December, 1998 the Bank's name was changed to BancorpSouth Bank in all areas of operations. The Bank and its consumer finance, credit life insurance and insurance agency subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices located throughout Mississippi, west Tennessee and certain Alabama markets.

       The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. For a complete understanding of the following discussion, reference is made to the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

THREE YEARS ENDED DECEMBER 31, 1998
RESULTS OF OPERATIONS
SUMMARY

       The table below summarizes the Company's net income and returns on average assets and average shareholders' equity for the years ended December 31, 1998, 1997 and 1996:

                                                      1998           1997           1996
                                                      ----           ----           ----
                                                  (In thousands, except per share amounts)

Net income                                          $54,477        $50,202        $47,335

Net income per share:     Basic                     $  1.02        $  0.99        $  0.98
                          Diluted                   $  1.01        $  0.98        $  0.98
Return on average assets                               1.09%          1.16%          1.21%
Return on average shareholders' equity                12.61%         13.19%         14.27%

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

       The following table presents the average components of interest earning assets and interest bearing liabilities for each year and their change, expressed as a percentage, from each of the prior years:

                                                1998                        1997                        1996
                                      ------------------------     -------------------------     --------------------------
                                       AVERAGE            %         AVERAGE           %            AVERAGE             %
                                       BALANCE          CHANGE      BALANCE         CHANGE         BALANCE          CHANGE
                                      ----------        ------     ----------       ------       ----------         -------
 INTEREST EARNING ASSETS:                                          (DOLLARS IN THOUSANDS)
 Deposits with other banks                $7,919          -7.6%        $8,570         -33.9%        $12,967         -36.6%
 Held-to-maturity securities             719,863         +18.5        607,596         +19.5         508,374          -8.4
 Available-for-sale securities           529,480         +28.6        411,612         +24.1         331,758         +19.1
 Federal funds sold                       70,122         -26.2         94,970         +34.3          70,715         +36.7
 Loans and leases, net of unearned     3,312,635         +14.4      2,896,305          +7.6       2,691,996         +12.4
 Mortgages held for sale                  52,634         +79.0         29,409          +6.1          27,729         +33.3
                                      ----------                   ----------                    ----------
 Total interest earning assets        $4,692,653         +15.9%    $4,048,462         +11.1%     $3,643,539          +9.7%
                                      ==========                   ==========                    ==========
 Interest bearing liabilities:
 Deposits                             $3,729,087         +12.6%    $3,311,016         +12.3%     $2,947,834          +9.1%
 Federal funds purchased and
   securities sold under
   repurchase agreements                  62,728         +35.2         46,382         -11.1          52,168          +7.3
 Long-term debt                          179,928        +225.1         55,339         -31.4          80,619         +17.8
 Other                                     2,794         -43.5          4,942         +23.1           4,013         -14.7
                                      ----------                   ----------                    ----------
 Total interest bearing liabilities   $3,974,537         +16.3%    $3,417,679         +10.8%     $3,084,634          +9.3%
                                      ==========                   ==========                    ==========

 Non-interest bearing deposits          $534,432         +14.6%      $466,346          +6.9%       $436,308          +6.3%
                                      ==========                   ==========                    ==========

       In 1998 the growth of loans and leases increased as compared to 1997. In 1996 loans and leases grew at a faster rate than interest bearing deposits; however, the Company's other funding sources, non-interest bearing deposits, federal funds purchased and Federal Home Loan Bank advances, were adequate to fund its asset growth during such periods. The bank's leasing operation provides lease financing for equipment for commercial accounts as well as municipal governments in its primary market area.

       The changes in the components of interest earning assets, interest bearing liabilities, and non-interest bearing deposits resulted in the following tax equivalent net interest revenue expressed as a percentage of average earning assets for the years ended December 31, 1998, 1997 and 1996:

                             1998                1997                1996
                             ----                ----                ----
  Net interest margin        4.29%               4.52%               4.66%

       The Company experienced a decrease in net interest margin in 1998 and 1997 as a result of increased deposit costs and a decline in asset yields in 1998 and a reduced growth rate in loans and leases in 1997. Increased loans and lease growth rates in 1996 resulted in a more favorable net interest margin experience. The Company utilizes short-term, intermediate-term and long-term borrowings from the Federal Home Loan Bank for the purpose of funding asset growth. In years prior to 1998, the Company sought to lengthen the maturity of deposits by actively seeking four and five-year certificates of deposit with interest rates slightly above the relative market for such funds, thereby reducing the net interest margin in 1997 and 1996. In 1998, competitive pressures, which show no signs of abating, lengthened loan maturities and, coupled with declining loan yields, further reduced net interest margin.

       In 1998, from February to August, the Company was the depository for $175 million of State of Mississippi funds as a result of a successful competitive bid for the funds. These funds were invested in short term instruments which provided a nominal interest spread which further contributed to the narrowing of net interest margins for the year. The Company does not expect a reoccurrence of this one-time transaction.

INTEREST RATE SENSITIVITY

       The interest sensitivity gap is the difference between the maturity or repricing scheduling of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table sets forth the Company's interest rate sensitivity at December 31, 1998:

                                                              INTEREST RATE SENSITIVITY
                                                                    DECEMBER 31, 1998
                                                                 MATURING OR REPRICING
                                               -----------------------------------------------------------
                                                                 91 DAYS           OVER 1
                                                 0 TO 90            TO             YEAR TO        OVER
                                                   DAYS           1 YEAR           5 YEARS       5 YEARS
                                               -----------      -----------      ----------     --------
                                                                      (IN THOUSANDS)
Interest earning assets:
Interest bearing deposits due from banks       $     6,632      $        --      $       --     $     --
Federal funds sold                                 115,040               --              --           --
Held-to-maturity securities                         79,601          157,160         313,276       97,809
Available-for-sale securities                      126,665          110,793         205,191      107,118
Loans & leases, net of unearned                    946,584          473,024       1,807,786      241,307
Mortgages held for sale                             63,354               --              --           --
                                               -----------      -----------      ----------     --------
  Total interest earning assets                  1,337,876          740,977       2,326,253      446,234
                                               -----------      -----------      ----------     --------
Interest bearing liabilities:
Interest bearing demand deposits & savings         889,456          294,269         661,412           --
Time deposits                                      519,844          845,383         614,012        3,018
Federal funds purchased & securities
  sold under repurchase agreements                  64,554               --              --           --
Long-term debt                                         804            2,420          42,159      132,935
Other                                                  694                9             145          255
                                               -----------      -----------      ----------     --------
  Total interest bearing liabilities             1,475,352        1,142,081       1,317,728      136,208
                                               -----------      -----------      ----------     --------
Interest sensitivity gap                       $  (137,476)     $  (401,104)     $1,008,525     $310,026
                                               ===========      ===========      ==========     ========
Cumulative interest sensitivity gap            $  (137,476)     $  (538,580)     $  469,945     $779,971
                                               ===========      ===========      ==========     ========

       In the event interest rates decline after 1998, it is likely that the Company will experience a slightly positive effect on net interest income in the following one year period, as the cost of funds will decrease at a more rapid rate than interest income on interest bearing assets. Conversely, in periods of increasing interest rates, based on the current interest sensitivity gap, the Company will experience decreased net interest income.

PROVISIONS FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES

       The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable future losses on loans. The amount for each year is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change.

       When determining the adequacy of the allowance for credit losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions. The allowance for credit losses for commercial loans is based principally upon the Company's loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the loan officer that serves as a basis for the credit analysis of the entire portfolio. The grade assigned considers the borrower's creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide and additional level of review. The allowance for credit losses for the consumer loan portfolio is based upon delinquencies and historic loss rates. The overall allowance includes a component representing the results of other analysis intended to insure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers our analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

       The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at the end of each year and net charge-offs are shown in the following table:

                                           1998           1997           1996
                                        ----------      ---------      ---------
                                                 (DOLLARS IN THOUSANDS)
 Provision for credit losses            $   15,014      $   9,607      $   9,525
 Allowance for credit losses as
   a percent of loans and leases
   outstanding at year end                    1.43%          1.40%          1.46%
 Net charge offs                        $    9,536      $   7,582      $   6,690
 Net charge offs as a percent
   of average loans                           0.29%          0.26%          0.25%

       The provision for credit losses for 1998 increased 56.3% as compared to the provision for 1997, principally as a result of the faster rate of growth in the loan portfolio, an increase in losses and differences in underwriting standards at acquired institutions. The 1997 provision for credit losses increased from 1996's level by 0.9% as a result of the slower growth in loans and an increase in loan losses. The 1996 provision for credit losses increased 48.4% from 1995's level as a result of the growth in the loan portfolio and increases in loan losses. In all years presented, increases in consumer based loans were the principal contributors to the higher levels of net charge-offs.

OTHER REVENUE

       The components of other revenue for the years ended December 31, 1998, 1997 and 1996 and the percentage change from the prior year are shown in the following table:

                                     1998                          1997                             1996
                             ----------------------        -----------------------         ---------------------
                             AMOUNT        % CHANGE        AMOUNT         % CHANGE         AMOUNT       % CHANGE
                             ------        --------        ------         --------         ------       --------
                                                        (DOLLARS IN THOUSANDS)
 Mortgage lending            $10,808         +36.6%         $7,912           -9.0%         $8,694        +133.5%
 Service charges              23,291          +5.7          22,030           +5.9          20,808         +15.2
 Life insurance premiums       3,655          -3.1           3,772          -13.0           4,337         +29.7
 Trust income                  3,682         +13.7           3,239           +7.1           3,023         +14.8
 Securities gains, net           867         -32.4           1,283         +462.7             228        +133.6
 Other revenue                10,715         +10.8           9,667          +16.0           8,332          +1.8
                             -------                       -------                        -------

 Total other revenue         $53,018         +10.7%        $47,903           +5.5%        $45,422         +28.8%
                             =======                       =======                        =======

       Mortgage lending revenue, which consists principally of revenue generated by originating loans and by servicing loans for others, increased in 1998. The increase in mortgage loan originations was spurred by lower interest rates in 1998. Mortgage lending revenue decreased in 1997 principally as a result of a decline in revenue related to mortgage servicing. The revenue produced by mortgage lending activities increased in 1996 primarily as a result of declining interest rates and growth in servicing income. Mortgage servicing resulted in a loss of $1,276,000 in 1998, with income of $2,198,000 in 1997, compared to income of $3,097,000 in 1996. The decrease is attributable to increased amortization of capitalized mortgage servicing rights along with changes in the valuation allowance for impairment. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Revenue from mortgage origination and secondary marketing was $11,885,000 in 1998 as compared to $5,398,000 in 1997 and $5,363,000 in 1996. The following table presents the principal amount of mortgage loans serviced at December 31, 1998, 1997 and 1996 and the percentage change from the previous year:

                                                 1998                      1997                      1996
                                          -------------------       ---------------------     -------------------
                                           AMOUNT    % CHANGE        AMOUNT    % CHANGE        AMOUNT    % CHANGE
                                          -------    --------       -------    --------       -------    --------
                                                                    (DOLLARS IN MILLIONS)
 Mortgage loans serviced                  $1,701.7     +28.5%       $1,324.0    +13.5%        $1,166.8    +33.2%

       Service charges on deposit accounts increased in 1998, 1997 and 1996 because of higher volumes of items processed as a result of greater economic activity and growth in the number of demand deposit accounts. Trust income increased 13.7% in 1998, 7.1% in 1997 and 14.8% in 1996, as a result of increases in the number of trust accounts and the value of assets under care (either managed or in custody). Other revenue increased 10.8%, 16.0% and 1.8% in 1998, 1997 and 1996, respectively. The increase in 1998 was primarily attributable to commissions and fees derived from the sale of annuities and other life insurance products. This service was added to the Company's financial offerings in late 1997 but only began to contribute revenue in 1998. These commissions and fees were approximately $1 million in 1998. The increase in other revenue in 1997 was attributable to increases in gains on the sale of equipment and facilities and fees relating to greater usage of the Bank's debit card. The increase in 1996 was principally as a result of increases in fees for non-deposit related services.

OTHER EXPENSE

       The components of other expense for the years ended December 31, 1998, 1997 and 1996 and the percentage change from the prior year are shown in the following table:

                                                1998                          1997                          1996
                                      -------------------------    --------------------------    --------------------------
                                        AMOUNT        % CHANGE       AMOUNT        % CHANGE        AMOUNT          % CHANGE
                                      ---------       ---------    ----------      ----------    ----------        --------
                                                                      (DOLLARS IN THOUSANDS)
 Salaries and employee benefits         $70,937         -3.6%         $73,620         +13.2%        $65,056          +5.8%
 Occupancy, net                          10,417         +8.6            9,594          +2.3           9,380          +4.8
 Equipment                               15,023        +12.2           13,390         +22.2          10,953          +9.5
 Telecommunications                       4,602        +16.7            3,943          +3.9           3,796         +21.7
 Other                                   51,105        +18.7           43,071          +5.0          41,026          +2.3
                                       --------                      --------                      --------
 Total other expense                   $152,084         +5.9%        $143,618         +10.3%       $130,211          +5.3%
                                       ========                      ========                      ========

        While regular salaries and employee benefits increased in each of the three years presented due to the hiring of employees to staff the banking locations added during those years, stock appreciation rights (SARs) expense, which is included in employee benefits, fluctuated significantly during the three year period. The Company's stock option plans contain a provision for SARs which requires the recognition of expense for stock price appreciation or a reduction of expense in the event of a decline in the stock price. In 1998, the Company's common stock declined by approximately 24% from year end 1997. As a result of this decline in value, a reduction in expense of $2.7 million was recorded. In 1997, the Company's common stock price increased approximately 75%, which resulted in SARs expense of $6.1 million, as compared to expense of $1.9 million in 1996. At December 31, 1998, the Company had approximately 587,000 SARs outstanding. Each dollar increase in the Company's stock price will result in $587,000 in SAR expense while each dollar decrease in the Company's stock price will result in an $587,000 reduction in SAR expense. Occupancy and equipment expenses have increased principally as a result of additional branch offices and upgrades to the Company's internal operating systems.

       Equipment, telecommunications and all other expenses recorded double-digit percentage increases in 1998. These expenses increased in all periods as a result of expanded telecommunications, increased computer programming expense, systems enhancements, and credit card interchange fees, all of which related to providing higher levels of convenient consumer oriented banking services. Additionally, approximately $500,000 of unamortized expense relating to the issuance of the Company's 9% Subordinated Capital Debentures was charged against 1996 earnings as a result of the early extinguishment of the debt issue in December 1996.

       In 1998, as a direct result of the mergers with Alabama Bancorp., Inc. on October 30, 1998, Merchants Capital Corporation on December 4, 1998 and The First Corporation on December 31, 1998, the Company recorded mergerrelated costs of approximately $5 million $(4.1 million after tax) as other operating expense. Of the merger-related costs, $4.6 million $(3.7 million after tax) was recorded as other operating expense in the fourth quarter of 1998. The charge to operating expense consisted of termination and change of control payments $(2.4 million), costs to eliminate duplicate headquarters facilities $(0.5 million), professional fees $(2.0 million) and miscellaneous $(0.1 million). Substantially all of the termination and change of control payments were made during the fourth quarter of 1998 at consummation of the mergers. The Company had formulated, documented and approved plans of termination with respect to termination payments that had not been paid at December 31, 1998, and expects to make those payments by the second quarter of 1999. Included in the cost is a loss in the fourth quarter of 1998 for abandonment of a duplicate headquarters facility in Vicksburg, Mississippi. The loss amount was determined based upon third party appraisals of the property. Professional fees consist of investment banking, legal and accounting fees substantially all of which were paid during 1998.

FINANCIAL CONDITION

LOANS

       The Company's loan portfolio represents the largest single component of its earning asset base. The following table indicates the average loans, year end balances of the loan portfolio and the percentage increases for the years presented:

                                                     1998                      1997                      1996
                                            -----------------------     ------------------------    ------------------------
                                             AMOUNT        % CHANGE      AMOUNT        % CHANGE      AMOUNT        % CHANGE
                                            -------        --------     -------        --------     -------        --------
                                                               (DOLLARS IN MILLIONS)
  Loans, net of unearned - average          $3,312.6        +14.4%      $2,896.3         +7.6%      $2,692.0        +12.4%

  Loans, net of unearned - year end          3,468.7        +12.9        3,073.0        +11.4        2,759.2         +7.5

       Despite significant levels of increase in the Company's loan portfolio, quality is stressed in its lending policy as opposed to growth. The Company's non-performing assets which are carried either in the loan account or other assets on the consolidated balance sheets, were as follows at the end of each year presented:

                                                                       1998            1997             1996
                                                                       ----            ----             ----
                                                                                   (IN THOUSANDS)
 Foreclosed properties                                                $6,766           $2,711         $ 2,119
 Non-accrual loans                                                     6,152            5,047           6,227
 Loans 90 days or more past due                                        9,654            8,148           5,501
 Restructured loans                                                      713            1,097             539
                                                                     -------          -------         -------
 Total non-performing assets                                         $23,285          $17,003         $14,386
                                                                     =======          =======         =======

 Total non-performing assets as a percent of net loans                  0.67%            0.55%           0.52%
                                                                     =======          =======         =======

       The Company has not, as a matter of policy, participated in any highly leveraged transactions nor made any loans or investments relating to corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 1998, 1997 and 1996, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area, which was expanded into Alabama in 1998. The ability of the Company's borrowers to repay loans also is dependent upon the economic conditions prevailing in the market area.

       Included in non-performing assets above were loans the Company considered impaired totaling $8,166,000, $7,181,000, and $7,808,000 in 1998, 1997 and 1996,
respectively.

SECURITIES AND OTHER EARNING ASSETS

       The securities portfolio is used to make various term investments, provide a source of liquidity and to serve as collateral to secure certain types of deposits. A portion of the Company's securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $247.4 million at December 31, 1998, compared to $190.5 million at the end of 1997. The Company invests only in investment grade securities, with the exception of obligations of Mississippi, Tennessee and Alabama counties and municipalities, and avoids other high yield non-rated securities and investments.

       At December 31, 1998, the Company's available-for-sale securities totaled $549.8 million. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 1998, the Company held no securities whose decline in fair value was considered other than temporary.

       Net unrealized gains on investment securities as of December 31, 1998 totaled $25.4 million. Net unrealized gains on held-to-maturity securities comprised $11.4 million of that total, while net unrealized gains on available-for-sale securities were $14.0 million. Net unrealized gains on investment securities as of December 31, 1997, amounted to $15.8 million. Of that total, $7.5 million was attributable to held-to-maturity securities and $8.3 million to available-for-sale securities. These unrealized gains were a direct result of relatively stable to lower intermediate term interest rates during 1998 and 1997. Because the average maturity of securities owned is relatively short, market value fluctuations due to interest rate changes are softened and the impact of foregone earnings is reduced.

DEPOSITS

       The following table presents the Company's average deposit mix and percentage change for the years indicated:

                                                  1998                         1997                         1996
                                        ------------------------  ----------------------------    ---------------------
                                         AVERAGE           %         AVERAGE             %         AVERAGE        %
                                         BALANCE         CHANGE      BALANCE           CHANGE      BALANCE      CHANGE
                                         -------         ------      -------           ------      -------      ------
                                                                   (DOLLARS IN MILLIONS)

 Interest bearing deposits               $3,729.1         +12.6%      $3,311.0          +12.3%     $2,947.8       +9.1%

 Non-interest bearing deposits              534.4         +14.6          466.3           +6.9         436.3       +6.3

       The Company's deposit mix continued to experience change in 1998. By year end 1998, other time deposits showed an increase of 6.2% from the end of 1997, while interest bearing demand deposits increased by 10.0% and other short-term savings accounts increased 26.8%. Non-interest bearing demand deposits increased 5.3% from year end 1997 to year end 1998. Management is of the opinion that the low interest rates paid on deposit accounts in 1997 and 1996 caused depositors to reduce the period over which they were willing to commit their funds and shifted their deposits from longer term, fixed rate instruments to daily savings and demand accounts, or even to seek alternative non-bank investments. That trend continued into 1998 and the Company has countered with a strategy of paying slightly above market rates for intermediate term deposits. Deposits are the Company's primary source of funds to support its earning assets. The Company's primary market areas provide the sources of substantially all deposits for all periods presented.

LIQUIDITY

       The Company's goal is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by maintaining sufficient short-term liquid assets coupled with consistent growth in core deposits in order to fund earning assets and to maintain the availability of unused capacity to acquire funds in national and local capital markets. Management believes that the Company's traditional sources of maturing loans, investment securities, mortgages held for sale, purchased federal funds and base of core deposits are adequate to meet the Company's liquidity needs for normal operations. The Company maintains a relationship with the Federal Home Loan Bank, which provides an additional source of liquidity to fund term loans with borrowings of matched or longer maturities. The matching of these assets and liabilities has had the effect of reducing the Company's net interest margin.

       On October 23, 1996, the Company announced that it would call for redemption all of its outstanding 9% Subordinated Capital Debentures due in 1999. On December 30, 1996 the Company extinguished the debt by irrevocably depositing with the trustee $24,508,000 in cash plus accrued and unpaid interest from November 1, 1996 to redeem the debentures, which were redeemed on January 15, 1997.

CAPITAL RESOURCES

         The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System
(FRB). These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two "Tiers": Tier I consists of paid-up share capital, including common stock and disclosed reserves (retained earnings and related surplus in the case of common stock), and Tier II consists of general allowance for losses on loans and leases, "hybrid" debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company's Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 11.74% and 12.99%, respectively at December 31, 1998, compared to 12.13% and 13.38%, respectively at December 31, 1997. Both ratios exceed the required minimum levels for these ratios of 4% and 8%, respectively. In addition, the Company's leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.49% at December 31, 1998 and 8.52% at December 31, 1997, compared to the required minimum leverage capital ratio of 3%.

         The FDIC's capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as "well capitalized", the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Company's bank subsidiary met the criteria for the "well capitalized" category at December 31, 1998.

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

          The Company has announced that it may repurchase annually up to $3 million of its outstanding common stock for the purpose of providing liquidity to a Company employee benefit plan. During 1998, approximately $600,000 of common stock was repurchased from the employee benefit plan.

YEAR 2000

         The Company is addressing the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for the Year 2000 compliance. During 1997, the Company developed a plan to deal with the Year 2000 problem and established a Year 2000 committee that consists of representatives from the major functional areas of the Company. The committee has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issue. The project includes reviews of internal and external factors. The Company's internal efforts address information technology systems and functions with embedded computer chips. Functions with embedded computer chips include such things as vaults, security systems, elevators and heating and cooling systems have been reviewed and remediation should be completed by June 30, 1999. External efforts deal with critical business partners including customers, vendors, suppliers and utility providers. The Company is actively communicating with third party providers of software and hardware for certification of their compliance with Year 2000 issues. We are conducting our efforts in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Reports are given to senior management and to the Board of Directors. The Company met the FFIEC guidelines for financial institutions by substantially completing testing of its in-house mission critical systems by December 31, 1998 and will meet the March 31, 1999 guideline for testing third party service bureau systems. We will continue testing throughout 1999.

         The Company completed a major systems upgrade in 1998 of our core mainframe systems and application subsystems that brought Year 2000 compliance to these in-house mission critical applications. This systems upgrade will add approximately $850,000 in additional annual software maintenance. It is projected that the Company has or will incur a total of approximately $700,000 in additional external costs related to Year 2000 issues. Such cost is primarily related to third party programming resources that are used for all mainframe based application modifications. The Company does not separately track the internal cost incurred related to Year 2000 compliance efforts. Such costs are principally the related payroll costs for our information systems group. The Company believes that with the modifications of existing systems and the conversion to new systems as discussed above, the remaining Year 2000 compliance issues will be resolved on a timely basis and any related costs will not have a material impact on the Company's operations, cash flows or financial condition in future periods.

         The risks associated with the Company's Year 2000 compliance include those related to critical business partners, such as customers, vendors, suppliers and utility providers, and their ability to effectively address their own Year 2000 issues. These risks include a failure of voice and data communication systems, failure of utility providers such as water, gas and electricity, excessive cash withdrawals at year-end 1999, out of service ATMs, delayed cash couriers and inaccessibility of external data sources. Risks associated with the Company's internal operations include inability to access and process data and information, failure of time locks and security systems, inability to meet customers demands for cash and the inability to process electronic transactions for the Company and its customers.

         The Company continues to refine and test its contingency plans and evaluate the most reasonable likely worst case scenario. Contingency plans will include items such as having an alternative source of power for our corporate operations center in the event that commercial power sources experience outages, providing paper based reports to our network of branches to allow customer service in the event of telephone or data line outages, and the use of remote item processing sites in dispersed geographical areas to allow for continued processing of customer transactions.

BUSINESS RISKS

         Certain statements contained in this Annual Report may not be based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "foresee," "may," "will," "would," future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company's future growth, revenue, profitability and customer service, Year 2000 compliance, net interest revenue, loan loss experience, liquidity, capital resources, market risk, earnings, acquisition strategy and competition.

         Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in the Company's operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, changes in consumer preferences and the risk factors that are described in greater detail in this section below. Other relevant risk factors may be detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission.

Governmental Organizations Extensively Regulate the Company and the Bank.

         The Company is a registered bank holding company under the Bank Holding Company Act of 1956, and the Bank is a Mississippi state banking corporation. Accordingly, both are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which the Company and the Bank operate, including the amount of loans they can originate, interest they can charge on loans and fees they can charge for certain services. The Company cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. The Company also cannot predict how any of these changes would adversely affect the Company's business and prospects.

Other Bank Holding Companies and Banks Compete with the Company.

         The banking business is extremely competitive in the Company's service areas in Mississippi, Tennessee and Alabama. The Company competes, and will compete, with well established financial institutions, several of which have significantly greater resources and lending limits. Some of these competitors provide certain services that the Company does not provide.

Rising Interest Rates May Result in Higher Interest Rates Being Paid on Interest Bearing Deposits Than Are Charged on Outstanding Loans.

         If interest rates rise, the Company may pay interest on its customers' interest-bearing deposits and other liabilities of the Company at higher rates than the interest rates paid to the Company by its customers on outstanding loans that were made when interest rates were at a lower level. This situation would result in a negative interest rate spread with respect to those loans and cause an adverse effect on the Company's earnings. This adverse effect would increase if interest rates continued to rise while the Company had outstanding loans payable at fixed interest rates that could not be adjusted to a higher interest rate.

The Company's Growth Strategy Includes Risks That Could Have an Adverse Effect on Financial Performance.

         A material element of the Company's growth strategy is the acquisition of additional banks and bank holding companies in order to achieve greater economies of scale. The Company cannot assure you that the current level of growth opportunities will continue to exist, that it will be able to acquire banks and bank holding companies that satisfy the Company's criteria or that any such acquisition will be on terms favorable to the Company. Further, the Company's growth strategy will require that it continue to hire qualified personnel, while concurrently expanding its managerial and operational infrastructure. The Company cannot assure you that it will be able to hire and retain qualified personnel or that it will be able to successfully expand its infrastructure to accommodate future acquisitions or growth. As a result of these factors, the Company may not realize the expected economic benefits associated with its acquisitions. This could have a material adverse effect on the Company's financial performance.

The Company's Stock Price May Fluctuate.

         The stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. Any announcement with respect to the banking industry, market conditions or any variance in the Company's revenue or earnings from levels generally expected by securities analysts for a given period could have an immediate and significant effect of the trading price of the Company's common stock.

Dilutive Effect of the Company Issuing Additional Shares of Its Common Stock to Acquire Other Banks and Bank Holding Companies.

         In connection with the Company's growth strategy, the Company has issued, and may issue in the future, shares of its common stock to acquire additional banks and bank holding companies. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of the Company's common stock and impair the Company's ability to raise additional capital through the sale of equity securities. The Company usually must pay an acquisition premium for the acquisition of banks and bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of the Company's common stock.

Monetary Policies and Economic Factors May Limit the Bank's Ability to Attract Deposits or Make Loans.

         The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in the Company's service area and the United States generally, affect the Bank's ability to attract deposits and extend loans. The Company cannot predict either the nature and timing of any changes in these monetary policies and economic conditions, or their impact on the Company's financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase, and such conditions also could lead to a potential decline in deposits and demand for loans.

Year 2000 Could Result in Computer System Malfunctions.

         Many software applications and operational programs were not designed to recognize calendar dates beginning in the Year 2000. The failure of these applications or systems to recognize properly the dates beginning in the Year 2000 could result in miscalculations or system failures. The Company's business depends in part upon its ability to store, retrieve, process and manage significant databases. While the Company does not expect its computer systems to malfunction upon the occurrence of the Year 2000 and believes that it has allowed adequate time for testing, unforeseen problems may arise with its computer systems that could cause a material adverse effect on its business. The Company can only speculate as to the potential problems, delays or loss of business, or lack thereof, that may result from the occurrence of the Year 2000.

         The Company has developed contingency plans to handle computer system malfunctions due to the occurrence of the Year 2000 and will continue to refine and test its contingency plans. However, the Company cannot assure you that these contingency plans will prevent a computer system malfunction due to the occurrence of the Year 2000 from having a material adverse effect on its business.

         The Year 2000 issue may affect the systems of various entities with which the Company interacts, including depositors, vendors and those to which it has extended loans. The Company has corresponded with its primary vendors and customers regarding their compliance with Year 2000 issues. However, the Company cannot assure you that the systems of these or other companies on which its systems rely will be Year 2000 compliant. Also, the Company cannot assure you that a failure by any of these companies to be Year 2000 compliant will not have a material adverse effect on its business.

Diversification in Financial Services Provided by Subsidiaries of the Bank May Adversely Effect the Company's Financial Performance.

         As part of its business strategy, the Company has in the past diversified, and may in the future diversify, its lines of business into areas that are not traditionally associated with the banking business. The Company now offers insurance and investment services through wholly-owned subsidiaries of the Bank, a wholly-owned subsidiary of the Company. As a result, the Company and the Bank must now manage the development of new business lines in which it has not previously participated. Each new business line requires the investment of additional capital and the significant involvement of senior management of the Company and the Bank to develop and integrate the insurance and investment services subsidiaries with the Company's traditional banking operations. The Company can offer no assurances that it will be able to develop and integrate these new services without adversely effecting the Company's financial performance.

Legal Limits on the Ability to Declare and Pay Dividends.

         The Company derives its income solely from dividends received from owning the Bank's common stock. Federal and state law limits the Bank's ability to declare and pay dividends. In addition, the Board of Governors of the Federal Reserve System may impose restrictions on the Company's ability to declare and pay dividends on its common stock.

Anti-Takeover Provisions May Prevent A Change of Control.

         The Company's governing documents and certain agreements to which the Company is a party contain several provisions which make a change-in-control of the Company difficult to accomplish, and may discourage a potential acquirer. These include a shareholder rights plan or "poison pill," a classified or "staggered" Board, change-in-control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for the Company's securities.

Limited Geographic Area Increases Risk From Economic Downturn.

         The Company conducts business in the limited geographic area of Mississippi, Tennessee and Alabama. An economic downturn in the economies of these states or the southern portion of the United States could adversely affect the Company's financial performance, particularly its ability to attract deposits and extend loans.

         In evaluating an investment in shares of the Company's common stock, the factors set forth in this section should be carefully considered, along with other matters discussed in reports and other filings that the Company has made with the Securities and Exchange Commission. It should not be assumed that the Company has listed or described the only risks that could affect its future performance or the market price of the Company's common stock.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

         Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.

         The Company's market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on its assets and owes on its liabilities are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest-rate changes. Several techniques might be used by a financial institution to minimize interest-rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of its asset/liability gap, that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.

         Management seeks to manage interest-rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the portfolio.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest-bearing checking, savings and money market accounts), the table presents cash flows based on management's judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

                                                          PRINCIPAL AMOUNT MATURING/REPRICING IN:
                                             1999            2000           2001           2002            2003       THEREAFTER
                                             ----            ----           ----           ----            ----       ----------
RATE-SENSITIVE ASSETS:                                                   (DOLLARS IN THOUSANDS)
Fixed interest rate loans                 $1,482,454       $408,138       $484,605       $396,669       $517,767       $241,307
Average interest rate                           8.71%         10.55%          9.04%          9.44%          8.89%          9.33%
Variable interest rate loans              $    1,115             --             --             --             --             --
Average interest rate                           8.74%            --             --             --             --             --
Fixed interest rate securities            $  474,219       $233,218       $181,458       $ 56,251       $ 47,540       $204,927
Average interest rate                           6.01%          6.21%          6.38%          6.81%          6.31%          6.50%
Other interest bearing assets             $    6,632             --             --             --             --             --
Average interest rate                           4.59%            --             --             --             --             --

Mortgage servicing rights (1)                     --             --             --             --             --             --

Rate-sensitive liabilities:
Savings & interest bearing checking       $1,183,725       $146,936       $146,928       $183,776       $183,772             --
Average interest rate                           3.75%          2.60%          2.60%          1.75%          1.75%            --
Fixed interest rate time deposits         $1,365,228       $411,124       $ 95,424       $ 76,033       $ 31,431       $  3,017
Average interest rate                           5.16%          5.80%          6.03%          6.27%          5.65%          9.35%
Fixed interest rate borrowings            $    3,256       $ 22,282       $  1,987       $ 16,532       $  1,503       $133,190
Average interest rate                           5.98%          6.07%          6.20%          5.96%          6.28%          5.94%
Variable interest rate borrowings         $   65,225             --             --             --             --             --
Average interest rate                           4.37%            --             --             --             --             --

Rate-sensitive off balance sheet items:
Commitments to extend credit for single
    family mortgage loans                 $   41,944             --             --             --             --             --
Average interest rate                           6.67%                           --             --             --             --
Forward contracts                         $   14,545             --             --             --             --             --
Average interest rate                           6.15%            --             --             --             --             --

                                                                 FAIR
                                                                 VALUE
                                                TOTAL            1998
                                                -----            ----

RATE-SENSITIVE ASSETS:
Fixed interest rate loans                     $3,530,940       $3,875,610
Average interest rate                               9.12%
Variable interest rate loans                  $    1,115       $    1,115
Average interest rate                               8.74%
Fixed interest rate securities                $1,197,613       $1,209,055
Average interest rate                               6.24%
Other interest bearing assets                 $    6,632       $    6,632
Average interest rate                               4.59%

Mortgage servicing rights (1)                 $   22,666       $   22,666

Rate-sensitive liabilities:
Savings & interest bearing checking           $1,845,137       $1,885,141
Average interest rate                               3.17%
Fixed interest rate time deposits             $1,982,257       $2,003,442
Average interest rate                               5.39%
Fixed interest rate borrowings                $  178,750       $  181,375
Average interest rate                               5.96%
Variable interest rate borrowings             $   65,225       $   65,225
Average interest rate                               4.37%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single
    family mortgage loans                     $   41,944       $   41,854
Average interest rate                               6.67%
Forward contracts                             $   14,545       $   14,505
Average interest rate                               6.15%

(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

         In addition, please see the discussion in this Report under the section of Item 1 - Business captioned "Investment Portfolio" and the sections of Item 7
- Managements Discussion and Analysis of Financial Condition and Results of Operations that are captioned "Interest Rate Sensitivity" and "Securities and Other Earning Assets".

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
BANKCORPSOUTH, INC. AND SUBSIDIARIES

                                                                                                 DECEMBER 31
                                                                                        -----------------------------
                                                                                           1998               1997
                                                                                        -----------       -----------
                                                                                               (In thousands)
ASSETS
Cash and due from banks (Note 21)                                                       $   175,354       $   307,845
Interest bearing deposits with other banks                                                    6,632             6,621
Held-to-maturity securities (Note 4) (fair value
  of $659,288 and $577,868)                                                                 647,846           570,331
Available-for-sale securities (Note 5) (amortized cost
   of $535,729 and $503,153)                                                                549,767           511,407
Federal funds sold                                                                          115,040            14,132
Loans (Notes 6, 7 and 17)                                                                 3,561,406         3,168,521
    Less:  Unearned discount                                                                 92,705            95,473
           Allowance for credit losses                                                       49,618            42,988
                                                                                        -----------       -----------
    Net loans                                                                             3,419,083         3,030,060
Mortgages held for sale                                                                      63,354            39,788
Premises and equipment, net (Note 8)                                                        120,446           111,013
Accrued interest receivable                                                                  44,572            40,501
Other assets (Notes 11 and 18)                                                               61,647            54,987
                                                                                        -----------       -----------
    TOTAL ASSETS                                                                        $ 5,203,741       $ 4,686,685
                                                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing                                                                $   614,529       $   531,271
    Interest bearing                                                                      1,043,780           949,301
  Savings                                                                                   801,357           632,126
  Other time (Note 9)                                                                     1,982,257         1,866,741
                                                                                        -----------       -----------
    Total deposits                                                                        4,441,923         3,979,439
Federal funds purchased and securities sold under
  repurchase agreements (Note 9)                                                             64,554           189,371
Accrued interest payable                                                                     19,902            17,785
Other liabilities (Notes 11 and 12)                                                          42,687            46,860
Long-term debt (Note 10)                                                                    178,318            56,539
                                                                                        -----------       -----------
    TOTAL LIABILITIES                                                                     4,747,384         4,289,994
                                                                                        -----------       -----------
SHAREHOLDERS' EQUITY (NOTES 2 AND 15)
Common stock, $2.50 par value
    Authorized - 500,000,000 shares; Issued - 53,951,475 and
      25,597,229 shares at December 31, 1998 and 1997, respectively                         134,879            63,993
Capital surplus                                                                             104,620           112,219
Accumulated other comprehensive income                                                        8,669             5,097
Retained earnings                                                                           209,544           217,701
Treasury stock at cost (118,773 and 125,350 shares
    at December 31, 1998 and 1997, respectively)                                             (1,355)           (2,319)
                                                                                        -----------       -----------
    TOTAL SHAREHOLDERS' EQUITY                                                              456,357           396,691
                                                                                        -----------       -----------
Commitments and contingent liabilities (Note 21)                                                 --                --
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 5,203,741       $ 4,686,685
                                                                                        ===========       ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
BANCORPSOUTH, INC. AND SUBSIDIARIES


                                                                                   YEARS ENDED DECEMBER 31
                                                                        ---------------------------------------------
                                                                           1998              1997              1996
                                                                        ---------         ---------         ---------
                                                                           (In thousands, except per share amounts)
INTEREST REVENUE
Loans receivable                                                        $ 302,381         $ 269,042         $ 249,901
Deposits with other banks                                                     394               426               689
Federal funds sold                                                          3,691             5,074             4,071
Held-to-maturity securities:
  U.S. Treasury                                                             6,653             7,159             4,268
  U.S. Government agencies and corporations                                25,581            21,772            20,990
  Obligations of states and political subdivisions                          9,616             8,884             7,356
Available-for-sale securities                                              31,733            25,242            19,734
Mortgages held for sale                                                     3,470             2,102             1,956
                                                                        ---------         ---------         ---------
    Total interest revenue                                                383,519           339,701           308,965
                                                                        ---------         ---------         ---------
INTEREST EXPENSE
Deposits                                                                  173,716           155,387           134,583
Federal funds purchased and securities sold
  under repurchase agreements                                               2,853             2,270             2,330
Other                                                                      10,843             3,613             6,007
                                                                        ---------         ---------         ---------
    Total interest expense                                                187,412           161,270           142,920
                                                                        ---------         ---------         ---------
    Net interest revenue                                                  196,107           178,431           166,045
Provision for credit losses (Note 7)                                       15,014             9,607             9,525
                                                                        ---------         ---------         ---------
    Net interest revenue, after provision for credit losses               181,093           168,824           156,520
                                                                        ---------         ---------         ---------
OTHER REVENUE
Mortgage lending                                                           10,808             7,912             8,694
Service charges                                                            23,291            22,030            20,808
Life insurance premiums                                                     3,655             3,772             4,337
Trust income                                                                3,682             3,239             3,023
Securities gains, net                                                         867             1,283               228
Other                                                                      10,715             9,667             8,332
                                                                        ---------         ---------         ---------
    Total other revenue                                                    53,018            47,903            45,422
                                                                        ---------         ---------         ---------
OTHER EXPENSE
Salaries and employee benefits (Notes 12 and 14)                           70,937            73,620            65,056
Occupancy net of rental income                                             10,417             9,594             9,380
Equipment                                                                  15,023            13,390            10,953
Telecommunications                                                          4,602             3,943             3,796
Other                                                                      51,105            43,071            41,026
                                                                        ---------         ---------         ---------
    Total other expense                                                   152,084           143,618           130,211
                                                                        ---------         ---------         ---------
    Income before income taxes                                             82,027            73,109            71,731
Income tax expense (Note 11)                                               27,550            22,907            24,396
                                                                        ---------         ---------         ---------
    NET INCOME                                                             54,477            50,202            47,335
Other comprehensive income (loss) (Note 16)                                 3,572             2,578              (469)
                                                                        ---------         ---------         ---------
   Comprehensive income                                                 $  58,049         $  52,780         $  46,866
                                                                        =========         =========         =========

NET INCOME PER SHARE (NOTE 15): BASIC                                   $    1.02         $    0.99         $    0.98
                                                                        =========         =========         =========
                                DILUTED                                 $    1.01         $    0.98         $    0.98
                                                                        =========         =========         =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
BANCORPSOUTH, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                ACCUMULATED
                                               COMMON STOCK                        OTHER
                                          ----------------------     CAPITAL   COMPREHENSIVE    RETAINED    TREASURY
                                            SHARES       AMOUNT      SURPLUS      INCOME        EARNINGS      STOCK       TOTAL
                                          ----------   ---------    ---------  -------------    ---------    -------    ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 1995                24,069,252   $  60,445    $  98,865     $ 2,988       $ 157,321    $(1,034)   $ 318,585
Shares issued                                125,193         305        1,205          --          (1,146)        52          416
Recognition of stock compensation                 --          --           --          --              83         --           83
Purchase of treasury stock                   (45,950)         --           --          --              --     (1,242)      (1,242)
Comprehensive income                              --          --           --        (469)         47,335         --       46,866
Cash dividends declared:
  BancorpSouth, $0.35 per share                   --          --           --          --         (14,719)        --      (14,719)
  Pooled acquisitions                             --          --           --          --          (1,652)        --       (1,652)
                                          ----------   ---------    ---------     -------       ---------    -------    ---------
BALANCE, DECEMBER 31, 1996                24,148,495      60,750      100,070       2,519         187,222     (2,224)     348,337
Shares issued:
  Business combination(Note 3)             1,231,710       3,079       12,635          --             962         --       16,676
  Other shares issued                        142,881         164         (486)         --          (1,237)     1,352         (207)
Recognition of stock compensation                 --          --           --          --              83         --           83
Purchase of treasury stock                   (51,207)         --           --          --              --     (1,447)      (1,447)
Comprehensive income                              --          --           --       2,578          50,202         --       52,780
Cash dividends declared:
  BancorpSouth, $0.395 per share                  --          --           --          --         (17,566)        --      (17,566)
  Pooled acquisitions                             --          --           --          --          (1,965)        --       (1,965)
                                          ----------   ---------    ---------     -------       ---------    -------    ---------
BALANCE, DECEMBER 31, 1997                25,471,879      63,993      112,219       5,097         217,701     (2,319)     396,691
Shares issued:
  Business combination(Note 3)             1,106,532       2,766           --          --          11,637         --       14,403
  Purchase of minority interest(Note 3)      491,573       1,229        7,781          --              --         --        9,010
  Stock split(Note 2)                     26,654,852      66,773      (16,400)         --         (50,373)        --           --
  Other shares issued                        137,866         118        1,020          --          (1,576)     1,566        1,128
Recognition of stock compensation                 --          --           --          --             278         --          278
Purchase of treasury stock                   (30,000)         --           --          --              --       (602)        (602)
Comprehensive income                              --          --           --       3,572          54,477         --       58,049
Cash dividends declared:
  BancorpSouth, $0.45 per share                   --          --           --          --         (21,266)        --      (21,266)
  Pooled acquisitions                             --          --           --          --          (1,334)        --       (1,334)
                                          ----------   ---------    ---------     -------       ---------    -------    ---------
BALANCE, DECEMBER 31, 1998                53,832,702   $ 134,879    $ 104,620     $ 8,669       $ 209,544    $(1,355)   $ 456,357
                                          ==========   =========    =========     =======       =========    =======    =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                                    YEARS ENDED DECEMBER 31
                                                                        ----------------------------------------------
                                                                           1998               1997              1996
                                                                        ---------          ---------         ---------
                                                                                        (In thousands)
OPERATING ACTIVITIES:
Net income                                                              $  54,477          $  50,202         $  47,335
  Adjustment to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                          15,014              9,607             9,525
      Depreciation and amortization                                        13,890             12,222            10,664
      Deferred taxes                                                        3,887             (1,029)            1,005
      Amortization of intangibles                                             865                760             1,355
      Amortization of debt securities premium
        and discount, net                                                  (8,435)              (254)             (209)
      Security gains, net                                                    (867)            (1,283)             (228)
      Net deferred loan origination expense                                (3,366)            (3,318)           (3,138)
      Increase in interest receivable                                      (4,071)            (3,753)           (2,688)
      Increase in interest payable                                          2,117              1,834               631
      Proceeds from mortgages sold                                        772,583            328,847           258,062
      Origination of mortgages for sale                                  (796,476)          (342,448)         (258,815)
      Other, net                                                              823               (517)           (3,812)
                                                                        ---------          ---------         ---------
        Net cash provided by operating activities                          50,441             50,870            59,687
                                                                        ---------          ---------         ---------
INVESTING ACTIVITIES:
  Proceeds from calls and maturities of held-
    to-maturity securities                                                577,117            245,607           106,957
  Proceeds from calls and maturities of available-
    for-sale securities                                                   248,546            261,106           227,921
  Proceeds from sales of held-to-maturity securities                           --                 --               756
  Proceeds from sales of available-for-sale securities                     42,057             31,498            75,080
  Purchases of held-to-maturity securities                               (646,087)          (209,110)         (196,696)
  Purchases of available-for-sale securities                             (321,643)          (479,046)         (267,974)
  Net (increase) decrease in short-term investments                      (100,908)           102,768           (47,010)
  Net increase in loans                                                  (400,671)          (288,246)         (197,161)
  Purchases of premises and equipment                                     (20,488)           (23,331)          (22,744)
  Proceeds from sale of premises and equipment                              1,439              2,893             1,095
  Other, net                                                                5,310            (13,404)           (4,808)
                                                                        ---------          ---------         ---------
        Net cash used in investing activities                            (615,328)          (369,265)         (324,584)
                                                                        ---------          ---------         ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                462,484            314,845           298,925
  Net (decrease) increase in short-term debt and other
      liabilities                                                        (125,776)           144,679             8,633
  Advances on long-term debt                                              125,000              9,000            10,565
  Repayment of long-term debt                                              (8,221)            (8,481)          (28,353)
  Issuance of common stock                                                    472                383               217
  Purchase of treasury stock                                                 (602)            (1,447)           (1,242)
  Payment of cash dividends                                               (20,950)           (18,705)          (15,549)
                                                                        ---------          ---------         ---------
        Net cash provided by financing activities                         432,407            440,274           273,196
                                                                        ---------          ---------         ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (132,480)           121,879             8,299
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            314,466            192,587           184,288
                                                                        ---------          ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 181,986          $ 314,466         $ 192,587
                                                                        =========          =========         =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BANCORPSOUTH, INC. AND SUBSIDIARIES
DECEMBER 31, 1998, 1997  AND 1996

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

PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (BSB). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

CASH FLOW STATEMENTS
         Cash equivalents include cash and amounts due from banks including interest bearing deposits with other banks. The Company paid interest of $185,294,000, $159,436,000 and $142,289,000 and income taxes of $25,699,000,
$26,092,000 and $22,587,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

SECURITIES
         Securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are debt securities that the Company has the ability and management has the positive intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 1998 and 1997. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders'equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

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

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
         The provision for credit losses charged to expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate based on estimated probable losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present and future economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

STOCK BASED COMPENSATION
         The Company elected to continue to account for stock based compensation to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". See Note 14 for disclosure of pro forma net income and pro forma net income per share as required under SFAS No. 123.

RECENT PRONOUNCEMENTS
         SFAS No. 130, "Reporting Comprehensive Income," was adopted for 1998. The statement requires additional reporting of items that affect comprehensive income but not net income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. See Note 16 for additional disclosure required by this statement.

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was adopted for 1998. The statement requires financial disclosure and descriptive information about reportable operating segments. See Note 20 for disclosure required by this statement.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement will be adopted for the year 2000 and is not expected to have a material effect on the Company's financial condition or results of operations.

INCOME TAXES
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company, with the exception of BSB's credit life insurance subsidiary, files a consolidated federal income tax return.

OTHER
         Trust income is recorded on the cash basis as received, which does not differ materially from the accrual basis.

(2) STOCK SPLIT
         On May 15, 1998, the Company's two-for-one stock split effected in the form of a 100% stock dividend resulted in the issuance of 26,654,852 new shares of common stock. Information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.


(3) ACQUISITIONS
         On March 28, 1997, Iuka Guaranty Bank, a $117 million bank headquartered in Iuka, Mississippi, was merged with and into BancorpSouth Bank. Pursuant to the merger, each share of common stock of Iuka Guaranty Bank was converted into 1,642.297334 shares of the Company's common stock, or a total of 2,463,420 shares of common stock. This transaction was accounted for as a pooling of interests and Iuka Guaranty Bank's results of operations are included in the Company's financial statements for 1997. The financial statements for periods prior to 1997 were not restated because the impact of the Iuka Guaranty Bank acquisition was not material.

         On October 30, 1998, Alabama Bancorp., Inc., a $280 million bank holding company headquartered in Birmingham, Alabama, was merged with and into the Company. Pursuant to the merger, Alabama Bancorp's subsidiary banks, Highland Bank and First Community Bank of the South, were merged into BancorpSouth Bank. Each share of common stock of Alabama Bancorp was converted into 173.30087 shares of the Company's common stock, or a total of 3,604,394 shares of common stock. In addition, a total of 491,573 shares of the Company's common stock were issued to the minority shareholders of Highland Bank and First Community Bank of the South. This transaction was accounted for as a pooling of interests, except for the acquisition of the minority interest, which was accounted for as a purchase. The purchase of the minority interest resulted in the recognition of an intangible asset of $6.9 million that is being amortized over a period of 15 years. The Company's financial statements for all periods presented include the consolidated accounts of Alabama Bancorp.

         On December 4, 1998, Merchants Capital Corporation, a $220 million bank holding company headquartered in Vicksburg, Mississippi, was merged with and into the Company. Pursuant to the merger, Merchants Capital Corporation's subsidiary bank, Merchants Bank, was merged into BancorpSouth Bank. Each share of stock of Merchants Capital Corporation was converted into 3.768 shares of the Company's common stock, or a total of 2,798,022 shares of common stock. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the consolidated accounts of Merchants Capital Corporation.

         On December 31, 1998, The First Corporation, a $150 million bank holding company headquartered in Opelika, Alabama, was merged with and into the Company. Pursuant to the merger, The First Corporation's subsidiary bank, The First National Bank of Opelika, was merged into BancorpSouth Bank. Each share of stock of The First Corporation was converted into 9.5758 shares of the Company's common stock, or a total of 2,265,444 shares of common stock. This transaction was accounted for as a pooling of interests and the Company's financial statements for 1998 include the consolidated accounts of The First Corporation. The financial statements for periods prior to 1998 were not restated because the impact of The First Corporation acquisition represented a change of less than 3% to the Company's financial results.

(4) HELD-TO-MATURITY SECURITIES
         A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 1998 and 1997 follows:



                                                                                            1998
                                                                     ---------------------------------------------------
                                                                                    GROSS          GROSS       ESTIMATED
                                                                     AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                                       COST         GAINS          LOSSES         VALUE
                                                                     ---------    ----------     ----------    ---------
                                                                                       (In thousands)
U.S. Treasury                                                        $ 103,012      $ 2,013        $    10     $ 105,015
U.S. Government agencies and corporations                              333,866        3,210            762       336,314
Tax exempt obligations of states and political subdivisions            208,673        7,707            802       215,578
Other                                                                    2,295           86             --         2,381
                                                                     ---------    ----------     ----------    ---------
    Total                                                            $ 647,846     $ 13,016        $ 1,574     $ 659,288
                                                                     =========     ========        =======     =========

                                                                                            1997
                                                                     ---------------------------------------------------
                                                                                    Gross          Gross       Estimated
                                                                     Amortized    Unrealized     Unrealized       Fair
                                                                       Cost         Gains          Losses         Value
                                                                     ---------    ----------     ----------    ---------
                                                                                       (In thousands)
U.S. Treasury                                                        $ 109,012     $  1,533        $     2     $ 110,543
U.S. Government agencies and corporations                              288,711        2,314            870       290,155
Tax exempt obligations of states and political subdivisions            171,298        5,434            883       175,849
Other                                                                    1,310           26             15         1,321
                                                                     ---------    ----------     ----------    ---------
    Total                                                            $ 570,331     $  9,307        $ 1,770     $ 577,868
                                                                     =========     ========        =======     =========


         Gross gains of $371,000 and gross losses of $64,000 were recognized in 1998, gross gains of $640,000 and gross losses of $30,000 were recognized in 1997 and gross gains of $267,000 and gross losses of $90,000 were recognized in 1996 on held-to-maturity securities. Except for 1996, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 1996 amounts is a gross gain of $1,000 and a gross loss of $67,000 related to the sale of held-to-maturity securities with amortized cost of $822,000. The decision to sell these securities was based on the deteriorating credit quality of the issuer.

         Held-to-maturity securities with a carrying value of approximately $379,000,000 at December 31, 1998 were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of held-to-maturity securities at December 31, 1998 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                   1998
                                                                                        -------------------------
                                                                                                        ESTIMATED
                                                                                        AMORTIZED         FAIR
                                                                                          COST            VALUE
                                                                                        ---------       ---------
                                                                                              (In thousands)
Due in one year or less                                                                 $ 131,218       $ 132,151
Due after one year through five years                                                     302,990         307,384
Due after five years through ten years                                                    186,948         191,295
Due after ten years                                                                        26,690          28,458
                                                                                        ---------       ---------
    Total                                                                               $ 647,846       $ 659,288
                                                                                        =========       =========

(5) AVAILABLE-FOR-SALE SECURITIES
         A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 1998 and 1997 follows:



                                                                                            1998
                                                                     ---------------------------------------------------
                                                                                    GROSS          GROSS       ESTIMATED
                                                                     AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                                       COST         GAINS          LOSSES         VALUE
                                                                     ---------    ----------     ----------    ---------
                                                                                       (In thousands)
U.S. Treasury                                                        $ 103,576     $  2,652        $    2      $ 106,226
U.S. Government agencies and corporations                              302,615        3,540           195        305,960
Tax exempt obligations of states and political subdivisions             36,815        1,909            28         38,696
Preferred stock                                                         55,000           --            --         55,000
Other                                                                   37,723        6,238            76         43,885
                                                                     ---------     --------        ------      ---------
    Total                                                            $ 535,729     $ 14,339        $  301      $ 549,767
                                                                     =========     ========        ======      =========

                                                                                            1998
                                                                     ---------------------------------------------------
                                                                                    GROSS          GROSS       ESTIMATED
                                                                     AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                                                       COST         GAINS          LOSSES         VALUE
                                                                     ---------    ----------     ----------    ---------
                                                                                       (In thousands)
U.S. Treasury                                                        $ 108,468     $  1,488        $   12      $ 109,944
U.S. Government agencies and corporations                              328,754        1,600           337        330,017
Tax exempt obligations of states and political subdivisions             18,842          348            35         19,155
Preferred stock                                                         21,000           --            --         21,000
Other                                                                   26,089        5,273            71         31,291
                                                                     ---------     --------        ------      ---------
    Total                                                            $ 503,153     $  8,709        $  455      $ 511,407
                                                                     =========     ========        ======      =========


         Gross gains of $624,000 and gross losses of $64,000 were recognized in 1998, gross gains of $718,000 and gross losses of $45,000 were recognized in 1997 and gross gains of $581,000 and gross losses of $530,000 were recognized in 1996 on available-for-sale securities.

         Available-for-sale securities with a carrying value of approximately $306,000,000 at December 31, 1998 were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years unless they have a repricing feature. Securities that reprice periodically are considered as maturing on the first repricing date subsequent to December 31, 1998.


                                                                                                  1998
                                                                                        -------------------------
                                                                                                        ESTIMATED
                                                                                        AMORTIZED         FAIR
                                                                                          COST            VALUE
                                                                                        ---------       ---------
                                                                                              (In thousands)
Due in one year or less                                                                 $ 147,028       $ 147,437
Due after one year through five years                                                     239,283         244,304
Due after five years through ten years                                                    109,573         116,640
Due after ten years                                                                        39,845          41,386
                                                                                        ---------       ---------
    Total                                                                               $ 535,729       $ 549,767
                                                                                        =========       =========

(6)  LOANS
         A summary of loans classified by collateral type at December 31, 1998 and 1997 follows:


                                                                                           1998            1997
                                                                                       ------------    ------------
                                                                                             (In thousands)
Commercial and agricultural                                                            $    365,716    $    341,080
Consumer and installment                                                                    905,413         870,823
Real estate mortgage                                                                      2,054,143       1,758,636
Lease financing                                                                             210,559         172,821
Other                                                                                        25,575          25,161
                                                                                       ------------    ------------
    Total                                                                              $  3,561,406    $  3,168,521
                                                                                       ============    ============




         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $6,152,000 and $5,047,000 at December 31, 1998 and 1997, respectively. Restructured loans totaled $713,000 and $1,097,000 at December 31, 1998 and 1997, respectively.

         The total amount of interest earned on non-performing loans was approximately $153,000, $58,000 and $42,000 in 1998, 1997 and 1996,
respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $366,000, $257,000 and $353,000 in 1998, 1997 and 1996, respectively.

         Loans considered impaired, under SFAS No.114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 1998 and 1997 was $8,166,000 and $7,181,000, respectively, with a valuation reserve of $3,151,000 and $2,862,000, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $9,187,000 and $7,536,000, respectively.

(7)  ALLOWANCE FOR CREDIT LOSSES
         The following summarizes the changes in the allowance for credit losses for the years ended December 31, 1998, 1997 and 1996:


                                         1998           1997            1996
                                       --------       --------       --------
                                                   (In thousands)
Balance at beginning of year           $ 42,988       $ 40,367       $ 37,532
Provision charged to expense             15,014          9,607          9,525
Recoveries                                2,396          2,405          2,369
Loans charged off                       (11,932)        (9,987)        (9,059)
Acquisitions                              1,152            596             --
                                       --------       --------       --------
Balance at end of year                 $ 49,618       $ 42,988       $ 40,367
                                       ========       ========       ========

(8)  PREMISES AND EQUIPMENT
         A summary by asset classification at December 31, 1998 and 1997 follows:


                                                       ESTIMATED
                                                      USEFUL LIFE
                                                         YEARS            1998          1997
                                                      -----------      ---------     ---------
                                                                           (In thousands)
Cost:
Land                                                                   $  16,270     $  15,094
Buildings and improvements                               20-50            85,076        79,194
Leasehold improvements                                   10-20             1,764         1,869
Equipment, furniture and fixtures                         3-12            81,318        75,182
Construction in progress                                                  13,403         9,513
                                                                       ---------     ---------
                                                                         197,831       180,852
Accumulated depreciation and amortization                                 77,385        69,839
                                                                       ---------     ---------
     Premises and equipment, net                                       $ 120,446     $ 111,013
                                                                       =========     =========



(9)  TIME DEPOSITS AND SHORT-TERM DEBT
         Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $640,239,000 and $531,243,000 were outstanding at December 31, 1998 and 1997, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $36,579,000, $28,282,000, and $21,663,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

         For time deposits with a remaining maturity of more than one year at December 31, 1998, the aggregate amount of maturities for each of the following five years is presented in the following table:



                  MATURING IN                    AMOUNT
                  -----------                   ---------
                                              (In thousands)
                     2000                       $ 424,473
                     2001                          95,433
                     2002                          76,056
                     2003                          31,431
                     2004                             210
                  Thereafter                        2,808
                                                ---------
                     Total                      $ 630,411
                                                =========

         Presented below is information relating to short-term debt for the years ended December 31, 1998 and 1997:





                                                       END OF PERIOD          DAILY AVERAGE       MAXIMUM
                                                    ------------------     ------------------   OUTSTANDING
                                                               INTEREST              INTEREST      AT ANY
                                                    BALANCE      RATE      BALANCE     RATE      MONTH END
                                                    -------------------    ------------------   -----------
                                                                      (Dollars in thousands)
 1998:
Federal funds purchased                             $   3,051     4.6%     $  6,172     5.2%     $  12,600
Securities sold under repurchase agreements            61,503     3.7%       56,556     4.5%        70,678
                                                    ---------              --------              ---------
    Total                                           $  64,554              $ 62,728              $  83,278
                                                    =========              ========              =========

 1997:
Federal funds purchased                             $ 152,449     6.9%     $  3,616     6.2%     $ 152,449
Securities sold under repurchase agreements            36,922     5.1%       42,766     4.8%        48,274
                                                    ---------              --------              ---------
    Total                                           $ 189,371              $ 46,382              $ 200,723
                                                    =========              ========              =========



         Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 1998, the Company's subsidiary bank had established informal federal funds borrowing lines of credit aggregating $153,000,000.

(10) LONG-TERM DEBT
SUBORDINATED CAPITAL DEBENTURES
         On November 22, 1989, the Company issued $25,000,000 of 9% subordinated capital debentures due November 1, 1999. On December 30, 1996, the Company extinguished the $24,508,000 of outstanding 9% debentures by transferring the funds to an irrevocable trust for the repayment of principal and interest on the debentures. The $489,000 loss on early extinguishment of this debt is included in other expense for 1996. Included in interest expense for 1996 is $2,291,000 related to the debentures.

FEDERAL HOME LOAN BANK  ADVANCES
         BSB has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (FHLB) of Dallas. Under the terms of this agreement, BSB is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the borrower's first mortgage collateral or 35% of the borrower's assets.

         BSB has also entered into a blanket floating lien security agreement with the FHLB of Cincinnati. Under the terms of this agreement, BSB is required to maintain unencumbered, quality first mortgage loans in an amount equal to 150% of outstanding advances as collateral for those advances.

         BSB has advances from the FHLB of Atlanta which are secured by securities pledged at 97% of market value.

         At December 31, 1998, the following FHLB fixed term advances were repayable in monthly as follows:



             FINAL DUE DATE                 INTEREST RATE                   AMOUNT
             --------------                 -------------                 ---------
                                                                       (In thousands)
                  2000                      5.28% - 6.55%                 $  19,000
                  2001                      5.21% - 7.03%                     3,662
                  2002                      5.66% - 5.75%                    15,000
                  2003                                --                         --
               Thereafter                   5.66% - 8.95%                   140,656
                                                                          ---------
                 Total                                                    $ 178,318
                                                                          =========



(11) INCOME TAXES
         Total income taxes for the years ended December 31, 1998, 1997 and 1996 were allocated as follows:


                                                           1998           1997           1996
                                                         --------       --------       --------
                                                                     (In thousands)
Income from continuing operations                        $ 27,550       $ 22,907       $ 24,396
Shareholders' equity for other comprehensive income         2,212          1,594           (251)
Shareholders' equity for stock option plans                  (678)          (400)            --
                                                         --------       --------       --------
        Total                                            $ 29,084       $ 24,101       $ 24,145
                                                         ========       ========       ========


         The components of income tax expense (credit) attributable to continuing operations are as follows for the years ended December 31, 1998, 1997 and 1996:



                                         1998         1997         1996
                                       --------     --------     --------
                                                 (In thousands)
Current:
  Federal                              $ 20,570     $ 20,808     $ 20,333
  State                                   3,093        3,128        3,058
Deferred:
  Federal                                 3,379         (875)         813
  State                                     508         (154)         192
                                       --------     --------     --------
        Total                          $ 27,550     $ 22,907     $ 24,396
                                       ========     ========     ========

         Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:



                                                                 1998           1997           1996
                                                               --------       --------       --------
                                                                           (In thousands)
Tax expense at statutory rate                                  $ 28,709       $ 25,588       $ 25,106
Increase (reduction) in taxes resulting from:
  State income taxes net of federal tax benefit                   2,340          1,933          2,112
  Tax exempt interest revenue                                    (3,787)        (3,090)        (2,838)
  Non-deductible merger expenses                                  1,077             --             --
  Dividend received deduction                                      (124)          (118)          (183)
  Other, net                                                       (665)        (1,406)           199
                                                               --------       --------       --------
        Total                                                  $ 27,550       $ 22,907       $ 24,396
                                                               ========       ========       ========



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:




                                                                               1998           1997
                                                                             --------       --------
                                                                                  (In thousands)
Deferred tax assets:
  Loans receivable, principally due to allowance
    for credit losses                                                        $ 20,157       $ 17,273
  Deferred liabilities principally due to
    compensation arrangements and vacation accruals                             5,234          6,349
  Net operating loss carryforwards                                                769            263
                                                                             --------       --------
    Total gross deferred tax assets                                            26,160         23,885
    Less:  valuation allowance                                                     --             --
                                                                             --------       --------
    Deferred tax assets                                                      $ 26,160       $ 23,885
                                                                             ========       ========

Deferred tax liabilities:
  Bank premises and equipment, principally due
    to differences in depreciation and lease transactions                    $ 12,660       $ 10,613
  Deferred assets, principally due to expense recognition                       1,767          1,244
  Investments, principally due to interest income recognition                   2,028          1,968
  Capitalization of mortgage servicing rights                                   6,749          3,209
  Unrealized gains on available-for-sale securities                             5,369          3,157
  Other, net                                                                       --              7
                                                                             --------       --------
      Total gross deferred liabilities                                         28,573         20,198
                                                                             --------       --------

      Net deferred tax (liabilities) assets                                  $ (2,413)      $  3,687
                                                                             ========       ========



         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences existing at December 31, 1998.

         At December 31, 1998 the Company had net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $2,010,000 that were available to offset future federal taxable income, subject to various limitations, through 2009.

(12) PENSION AND PROFIT SHARING PLANS
         The Company maintains a noncontributory and trusteed defined benefit pension plan covering substantially all full-time employees who have at least one year of service and have attained the age of 21. Benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute to the pension plan the amount required to fund benefits expected to be earned for the current year and to amortize amounts related to prior years using the projected unit credit cost method. The difference between the pension cost included in current income and the funded amount is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.

         The BancorpSouth, Inc. Restoration Plan (Restoration Plan) provides for the payment of retirement benefits to certain participants in the BancorpSouth, Inc. Retirement Plan (Basic Plan). The Restoration Plan covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986 and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing their benefit under the Basic Plan.

         A summary of the defined benefit retirement plans at and for the years ended December 31 follows:


                                                                         Years ended December 31
                                                                   1998           1997           1996
                                                                 --------       --------       --------
                                                                            (In thousands)
Change in benefit obligation:
-----------------------------
Projected benefit obligation at beginning of year                $ 19,469       $ 19,889       $ 17,786
Service cost                                                        1,402          1,295          1,145
Interest cost                                                       1,343          1,332          1,318
Actuarial (gain) loss                                                 444         (1,489)         2,359
Benefits paid                                                      (3,000)        (1,558)        (2,719)
                                                                 --------       --------       --------
Projected benefit obligation at end of year                      $ 19,658       $ 19,469       $ 19,889
                                                                 ========       ========       ========
Change in plan assets:
----------------------
Fair value of plan assets at beginning of year                   $ 26,124       $ 20,982       $ 19,234
Actual return on assets                                             5,223          4,663          3,532
Employer contributions                                                 29          2,037            935
Benefits paid                                                      (3,000)        (1,558)        (2,719)
                                                                 --------       --------       --------
Fair value of plan assets at end of year                         $ 28,376       $ 26,124       $ 20,982
                                                                 ========       ========       ========
Funded status:
--------------
Benefit obligation                                              ($ 19,658)     ($ 19,469)      ($19,889)
Fair value of plan assets                                          28,376         26,124         20,982
Unrecognized transition amount                                         (6)            (7)            (9)
Unrecognized prior service cost                                      (941)        (1,018)        (1,095)
Unrecognized actuarial (gain) loss                                 (8,245)        (5,570)        (1,127)
                                                                 --------       --------       --------
Net amount recognized                                           ($    474)      $     60       ($ 1,138)
                                                                 ========       ========       ========
Components of net periodic pension cost:
----------------------------------------
Service cost                                                     $  1,402       $  1,295       $  1,145
Interest cost                                                       1,343          1,332          1,318
Expected return on assets                                          (1,950)        (1,641)        (1,429)
Amortization of unrecognized transition amount                         (2)            (2)            (2)
Recognized prior service cost                                         (78)           (78)           (78)
Recognized net (gain) loss                                           (152)           (66)           (24)
                                                                 --------       --------       --------
Net periodic pension cost                                        $    563       $    840       $    930
                                                                 ========       ========       ========




         Plan assets consist primarily of listed bonds and commingled funds. The assumptions used for measuring net periodic pension cost for the years ended December 31, 1998, 1997 and 1996 are presented in the following table.

                                                                   1998           1997           1996
                                                                   ----           ----           ----
Discount rate                                                      6.75%          6.50%          7.50%
Rate of compensation increase                                      4.00           4.00           5.00
Expected return on plan assets                                     7.50           7.50           7.50




         The Company has a non-qualified supplemental retirement plan for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years. The amount accrued under the plan was $128,000 in 1998, $148,000 in 1997 and $124,000 in 1996.

         The Company has a deferred compensation plan (commonly referred to as a 401(k) Plan), whereby employees may contribute a portion of their compensation, as defined, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase Company common stock at prevailing market prices. Plan expense for the years ended December 31, 1998, 1997 and 1996 was $2,222,000, $2,085,000 and $1,555,000,
respectively.

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

         The following table presents information for loans at December 31, 1998 and 1997:


                                                       1998                           1997
                                           ---------------------------     ---------------------------
                                               BOOK            FAIR            BOOK            FAIR
                                              VALUE           VALUE           VALUE           VALUE
                                           -----------     -----------     -----------     -----------
                                                                 (In thousands)
Commercial and agricultural                $   365,716     $   409,110     $   341,080     $   328,824
Consumer and installment                       905,413         995,133         870,823         871,560
Real estate mortgage                         2,054,143       2,296,490       1,758,636       1,702,119
All other                                       25,575          30,036          25,161          21,981
                                           -----------     -----------     -----------     -----------
    Total                                  $ 3,350,847     $ 3,730,769     $ 2,995,700     $ 2,924,484
                                           ===========     ===========     ===========     ===========


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

DEPOSIT LIABILITIES

          Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts and money market checking accounts, is equal to the amount payable on demand as of December 31, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. The following table presents information for certificates of deposit at December 31, 1998 and 1997:




                                                                               1998                             1997
                                                                     ---------------------------     ---------------------------
                                                                        BOOK            FAIR            BOOK            FAIR
                                                                        VALUE           VALUE           VALUE           VALUE
                                                                     -----------     -----------     -----------     -----------
                                                                                            (In thousands)
Maturing or repricing in six months or less                          $   930,704     $   933,467     $   842,126     $   845,765
Maturing or repricing between six months and one year                    434,523         437,739         465,965         468,529
Maturing or repricing between one and three years                        135,681         139,638         134,210         135,988
Maturing or repricing beyond three years                                 481,349         492,598         424,440         433,172
                                                                     -----------     -----------     -----------     -----------
     Total                                                           $ 1,982,257     $ 2,003,442     $ 1,866,741     $ 1,883,454
                                                                     ===========     ===========     ===========     ===========


LONG-TERM DEBT
         The fair value of the Company's FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities. The following table presents information on the FHLB advances at December 31, 1998 and 1997:




                                                        1998                       1997
                                              -----------------------     ---------------------
                                                 BOOK          FAIR          BOOK        FAIR
FINAL DUE DATE                                  VALUE         VALUE         VALUE       VALUE
--------------                                ---------     ---------     --------     --------
                                                                (In thousands)
    1998                                      $      --     $      --     $  5,000     $  4,989
    2000                                         19,000        19,052       19,000       18,903
    2001                                          3,662         3,676        5,149        5,112
    2002                                         15,000        15,056       10,000        9,886
 Thereafter                                     140,656       143,160       17,390       17,271
                                              ---------     ---------     --------     --------
    Total                                     $ 178,318     $ 180,944     $ 56,539     $ 56,161
                                              =========     =========     ========     ========



(14) STOCK INCENTIVE AND STOCK OPTION PLANS
         During 1987, the Company issued 69,000 shares of common stock to a key employee. The shares vested over a 10-year period subject to the Company meeting certain performance goals and the compensation associated with this award was recognized over the vesting period that ended during 1997.

         In 1995, the Company issued 60,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 42,000 at December 31, 1998. The compensation associated with this award is being recognized over the 10-year period.

         In 1998, the Company issued 70,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 63,000 at December 31, 1998. The compensation associated with this award is being recognized over the 10-year period.

         In 1998, the Company issued 8,000 shares to the directors of the Company. The shares vest over a 3-year period and the unearned shares are held in escrow and totaled 8,000 at December 31, 1998. The compensation associated with this award is being recognized over the 3-year period.

         Key employees and directors of the Company and its subsidiaries have been granted stock options and stock appreciation rights (SARs) under the Company's 1990, 1994 and 1995 stock incentive plans. The stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have been at market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 1998, the Company had outstanding 571,510 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded a reduction in compensation expense of $2,709,000 in 1998 and recorded additional compensation expense of $6,113,000 and $1,907,000 in 1997 and 1996, respectively, related to the SARs because of the changes in market value of its common stock. In 1995 and 1998, pursuant to certain acquisitions, incentive and non-qualified stock options were granted to employees and directors of the companies being acquired in exchange for stock options that were outstanding at the time those mergers were consummated. The number of shares and option prices of shares authorized under the various stock option plans have been adjusted for the two-for-one stock split effected in the form of a dividend discussed in Note 2.

         In 1998, the Company adopted a stock plan through which 50% of the compensation payable to each director is paid in the form of stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of stock.

         A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:





                                         1998                         1997                        1996
                                -----------------------      -----------------------     -----------------------
                                             WEIGHTED-                     WEIGHTED-                   WEIGHTED-
                                               AVERAGE                      AVERAGE                     AVERAGE
                                              EXERCISE                     EXERCISE                    EXERCISE
OPTIONS                           SHARES       PRICE           SHARES        PRICE         SHARES       PRICE
-------                         ---------    ---------       ---------     ---------     ---------     ---------
Outstanding at beginning
   of year                      1,663,335     $ 10.73        1,608,618     $  8.53       1,477,196     $  7.29
Granted                           341,526       15.90          276,557       20.36         301,982       13.07
Exercised                        (260,028)       6.02         (221,840)       6.78        (170,560)       5.84
Expired or cancelled              (31,152)       8.11               --          --              --          --
                                ---------                    ---------                   ---------
Outstanding at end of year      1,713,681       12.53        1,663,335       10.73       1,608,618        8.53
                                =========                    =========                   =========
Exercisable at end of year      1,207,257                    1,085,807                   1,072,394
                                =========                    =========                   =========



         The following table summarizes information about stock options at December 31, 1998:




                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                   -----------------------------------------------    -------------------------------
          RANGE OF                    NUMBER        WEIGHTED-AVG      WEIGHTED-AVG       NUMBER         WEIGHTED-AVG
      EXERCISE PRICES              OUTSTANDING    REMAINING LIFE    EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
-----------------------------      -----------    --------------    --------------    -----------      --------------
       $0.72 to $1.70                   63,652        2.2 years         $  1.16            54,751           $  1.16
       $2.47 to $3.58                    9,484        4.5                  3.11             9,485              3.11
       $4.10 to $6.49                  192,826        3.1                  5.68           192,826              5.68
       $7.45 to $9.38                  439,850        5.1                  8.67           415,850              8.68
     $11.06 to $13.63                  541,250        7.6                 12.32           459,480             12.15
     $19.88 to $22.50                  466,619        9.5                 20.97            74,865             22.00
                                   -----------                                        -----------
      $0.72 to $22.50                1,713,681        6.8                 12.53         1,207,257              9.96
                                   ===========                                        ===========

         As allowed by SFAS No. 123, the Company elected to continue to measure compensation cost relative to its stock based compensation plans using APB No.
25. Pro forma net income and pro forma net income per share calculated under the provisions of SFAS No. 123 for the years ended December 31, 1998, 1997 and 1996 are presented in the following table.


                                                                   1998              1997              1996
                                                                 --------          --------          --------
         Net income                       As Reported            $ 54,477          $ 50,202          $ 47,335
                                          Pro forma                53,798            49,651            47,056

         Basic earnings per share         As Reported            $   1.02          $   0.99          $   0.98
                                          Pro forma                  1.01              0.98              0.98

         Diluted earnings per share       As Reported            $   1.01          $   0.98          $   0.98
                                          Pro forma                  1.00              0.97              0.97




(15) EARNINGS PER SHARE AND DIVIDEND DATA
         The Company adopted SFAS No. 128, "Earnings per Share", effective for financial statements for periods ending after December 15, 1997. All prior period EPS data has been restated to conform with the provisions of this Statement.

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1998, 1997 and 1996:




                                           1998                              1997                              1996
                            ---------------------------------  ---------------------------------  --------------------------------
                             INCOME      SHARES     PER SHARE  INCOME       SHARES     PER SHARE   INCOME      SHARES    PER SHARE
                           (NUMERATOR)(DENOMINATOR)   AMOUNT  (NUMERATOR)(DENOMINATOR)  AMOUNT   (NUMERATOR)(DENOMINATOR) AMOUNT
                            ---------  -----------  ---------  ---------  -----------  ---------  ---------  ----------- ---------
                                                       (In thousands, except per share amounts)
BASIC EPS:
Income available to
   common shareholders        $54,477    53,285       $1.02    $50,202      50,769       $0.99     $47,335      48,218      $0.98
                                                      =====                              =====                              =====

Effect of dilutive stock
   options                          --       586                     --         422                      --         329
                              -------    ------                -------      ------                 -------      ------

DILUTED EPS:
Income available to
   common shareholders
   plus assumed exercise      $54,477    53,871       $1.01    $50,202      51,191       $0.98     $47,335      48,547      $0.98
                              =======    ======       =====    =======      ======       =====     =======      ======      =====



         Dividends to shareholders are paid from dividends paid to the Company by its subsidiary bank which are subject to approval by the applicable state regulatory authority. At December 31, 1998, the Company's subsidiary bank could have paid dividends to the Company of $138,000,000 under current regulatory guidelines.

(16) OTHER COMPREHENSIVE INCOME
         The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 1998, 1997 and 1996:




                                                     1998                           1997                          1996
                                         ----------------------------    ---------------------------    --------------------------
                                         BEFORE       TAX       NET      BEFORE     TAX        NET      BEFORE     TAX        NET
                                          TAX       (EXPENSE)  OF TAX     TAX     (EXPENSE)   OF TAX     TAX    (EXPENSE)   OF TAX
                                         AMOUNT      BENEFIT   AMOUNT    AMOUNT    BENEFIT    AMOUNT    AMOUNT   BENEFIT    AMOUNT
                                         --------   --------   ------    ------   --------    ------    ------   -------    ------
                                                                               (In thousands)
Unrealized gains on securities:
    Unrealized gains arising during
       holding period                      $6,344   $ (2,427)  $3,917    $4,845   $(1,851)    $2,994    $(669)     $231     $(438)
    Less:  Reclassification adjustment
       for gains realized in net income      (560)       215     (345)     (673)      257       (416)     (51)       20       (31)
                                         --------   --------   ------    ------   -------     ------    -----      ----     -----
Other Comprehensive Income                 $5,784   $ (2,212)  $3,572    $4,172   $(1,594)    $2,578    $(720)     $251     $(469)
                                         ========   ========   ======    ======   =======     ======    =====      ====     =====


(17) RELATED PARTY TRANSACTIONS
         The Company has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates. In management's opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any other unfavorable features.

         An analysis of such outstanding loans is as follows:

                                                                                  AMOUNT
                                                                                 --------
                                                                              (In thousands)
Loans outstanding at December 31, 1997                                           $ 18,792
New loans                                                                           9,419
Repayments                                                                         (6,290)
Changes in directors and executive officers                                          (869)
                                                                                 --------
Loans outstanding at December 31, 1998                                           $ 21,052
                                                                                 ========



(18) CAPITALIZED MORTGAGE SERVICING RIGHTS
         Originated mortgage servicing rights (OMSRs), as well as purchased mortgage servicing rights (PMSRs), are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. PMSRs and OMSRs are being amortized in proportion to and over the period of the estimated net servicing income. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate and term and loan type based on 1) loan guarantee (i.e. conventional or government) and 2) interest characteristic (i.e. fixed-rate or adjustable-rate). In measuring impairment, the carrying amount must be stratified based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

         The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

                                                                                        1998         1997
                                                                                      --------     --------
                                                                                          (In thousands)
Balance at beginning of year                                                          $ 14,071     $  9,276
Mortgage servicing rights capitalized                                                   16,376        7,222
Amortization expense                                                                    (3,104)      (1,803)
                                                                                      --------     --------
Balance at end of year                                                                  27,343       14,695
Valuation allowance                                                                     (4,670)        (624)
                                                                                      --------     --------
Fair value at end of year                                                             $ 22,673     $ 14,071
                                                                                      ========     ========



(19) REGULATORY MATTERS
         The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the Federal Reserve Board (FRB) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (Tier 1) of a least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted average assets. The regulations also define well capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. The Company had Tier 1, total capital and leverage above the well capitalized levels at December 31, 1998 and 1997, respectively, as set forth in the following table:




                                                              1998                      1997
                                                      ------------------        ------------------
                                                        AMOUNT     RATIO         AMOUNT      RATIO
                                                      ---------    -----        ---------    -----
                                                                 (Dollars in thousands)
Total Capital (to Risk-Weighted Assets)               $ 476,690    12.99%       $ 421,896    13.38%
Tier 1 Capital (to Risk-Weighted Assets)                430,770    11.74          382,451    12.13
Tier 1 Leverage Capital (to Average Assets)             430,770     8.49          382,451     8.52

(20) SEGMENTS
         The Company's principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services and other activities not allocated to community banking.

         Results of operations and selected financial information by operating segment for the three years ended December 31, 1998, 1997 and 1996 are presented below:


                                                                            GENERAL
                                                           COMMUNITY       CORPORATE
                                                            BANKING        AND OTHER        TOTAL
                                                           --------        ---------     -----------
                                                                        (In thousands)
1998
RESULTS OF OPERATIONS
Net interest revenue                                       $   150,639     $ 45,468      $   196,107
Provision for credit losses                                     12,906        2,108           15,014
----------------------------------------------------------------------------------------------------
Net interest income after provision
for credit losses                                              137,733       43,360          181,093
Other revenue                                                   33,056       19,962           53,018
Other expense                                                  123,398       28,686          152,084
----------------------------------------------------------------------------------------------------
Income before income taxes                                      47,391       34,636           82,027
Income taxes                                                    15,917       11,633           27,550
----------------------------------------------------------------------------------------------------
Net income                                                      31,474       23,003           54,477
SELECTED FINANCIAL INFORMATION
Identifiable Assets                                          4,691,959      511,782        5,203,741
Depreciation & amortization                                     12,697        1,193           13,890

1997
RESULTS OF OPERATIONS
Net interest revenue                                       $   138,273     $ 40,158      $   178,431
Provision for credit losses                                      6,086        3,521            9,607
----------------------------------------------------------------------------------------------------
Net interest income after provision
for credit losses                                              132,187       36,637          168,824
Other revenue                                                   31,631       16,272           47,903
Other expense                                                  118,140       25,478          143,618
----------------------------------------------------------------------------------------------------
Income before income taxes                                      45,678       27,431           73,109
Income taxes                                                    14,312        8,595           22,907
----------------------------------------------------------------------------------------------------
Net income                                                      31,366       18,836           50,202
SELECTED FINANCIAL INFORMATION
Identifiable Assets                                          4,255,940      430,745        4,686,685
Depreciation & amortization                                     11,107        1,115           12,222

1996
RESULTS OF OPERATIONS
Net interest revenue                                       $   129,407     $ 36,638      $   166,045
Provision for credit losses                                      6,856        2,669            9,525
----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses          122,551       33,969          156,520
Other revenue                                                   27,992       17,430           45,422
Other expense                                                  106,247       23,964          130,211
----------------------------------------------------------------------------------------------------
Income before income taxes                                      44,296       27,435           71,731
Income taxes                                                    15,065        9,331           24,396
----------------------------------------------------------------------------------------------------
Net income                                                      29,231       18,104           47,335
SELECTED FINANCIAL INFORMATION
Identifiable Assets                                          3,662,515      407,894        4,070,409
Depreciation & amortization                                      9,618        1,046           10,664



(21) COMMITMENTS AND CONTINGENT LIABILITIES

LEASES
         Rent expense was approximately $2,933,000 for 1998, $2,815,000 for 1997 and $1,932,000 for 1996. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:




                                                                         AMOUNT
                                                                         -------
                                                                       (In thousands)
            1999                                                         $ 2,675
            2000                                                           2,381
            2001                                                           2,060
            2002                                                             775
            2003                                                             212
            Thereafter                                                       176
                                                                         -------
            Total future minimum lease payments                          $ 8,279
                                                                         =======



MORTGAGE LOANS SERVICED FOR OTHERS
         The Company services mortgage loans for others which are not included in the accompanying financial statements. Included in the $1.7 billion of loans serviced for investors at December 31, 1998, is approximately $10 million of primary recourse servicing where the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral which consists of single family residences and either federal or private mortgage insurance.

FORWARD CONTRACTS
         Forward contracts are agreements to purchase or sell securities at a future specific date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 1998, the Company had obligations under forward contracts consisting of commitments to sell mortgage loans originated or purchased by the Company into the secondary market at a future date. These obligations are entered into by the Company in order to establish the interest rate at which it can offer mortgage loans to its customers. Changes in the values of mortgage loans held for sale by the Company for delivery into the secondary market are recorded at the lower of cost or market. As of December 31, 1998, the contractual or notional amount of these forward contracts was approximately $63,000,000. The Company's exposure under these commitments to sell mortgage loans in the future is not material.

LENDING COMMITMENTS
         In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 1998, these included approximately $32,211,000 for letters of credit, and approximately $717,328,000 for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. No significant credit losses are expected from these commitments and arrangements.

LITIGATION
         Various legal claims have arisen in the normal course of business, including claims against entities to which the Company is successor as a result of business combinations. In the opinion of management, the ultimate resolution of these claims will have no material effect on the Company's consolidated financial position.

RESTRICTED CASH BALANCE
         Aggregate reserves (in the form of deposits with the Federal Reserve
Bank) of $15,432,000 were maintained to satisfy Federal regulatory requirements at December 31, 1998.

(22) CONDENSED FINANCIAL STATEMENT INFORMATION OF BANCORPSOUTH, INC. (PARENT COMPANY ONLY)

         The following condensed unaudited financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:




CONDENSED BALANCE SHEETS                                                              DECEMBER 31
                                                                               -------------------------
                                                                                  1998            1997
                                                                               ---------       ---------
                                                                                    (In thousands)
Assets
Cash on deposit with subsidiary bank                                           $   5,823       $  11,565
Securities                                                                           413             859
Investment in subsidiaries                                                       450,375         397,120
Other assets                                                                      12,596           6,815
                                                                               ---------       ---------
  Total assets                                                                 $ 469,207       $ 416,359
                                                                               =========       =========

Liabilities and shareholders' equity
Total liabilities                                                              $  12,850       $  19,668
Shareholders' equity                                                             456,357         396,691
                                                                               ---------       ---------
  Total liabilities and shareholders' equity                                   $ 469,207       $ 416,359
                                                                               =========       =========

                                                                        YEARS ENDED DECEMBER 31
                                                               -----------------------------------------
CONDENSED STATEMENTS OF INCOME                                    1998            1997           1996
                                                               ---------       ---------       ---------
                                                                             (In thousands)
Dividends from subsidiaries                                    $  25,550       $  21,174        $ 44,143
Management fees from subsidiaries                                  1,739             530             628
Other operating income                                               941           1,583           1,416
                                                               ---------       ---------        --------
  Total income                                                    28,230          23,287          46,187

Operating expenses                                                 4,621           7,485           6,440
                                                               ---------       ---------        --------
Income before equity in undistributed earnings
  of subsidiaries                                                 23,609          15,802          39,747
Equity in undistributed earnings of subsidiaries                  30,868          34,400           7,588
                                                               ---------       ---------        --------
  Net income                                                   $  54,477       $  50,202        $ 47,335
                                                               =========       =========        ========

                                                                         YEARS ENDED DECEMBER 31
                                                               -----------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                               1998            1997             1996
                                                               ---------       ---------       ---------
                                                                             (In thousands)
Operating Activities:
  Net income                                                   $  54,477       $  50,202        $ 47,335
  Adjustments to reconcile net income
    to net cash provided by operating activities                 (36,868)        (28,876)         (3,281)
                                                               ---------       ---------        --------
Net cash provided by operating activities                         17,609          21,326          44,054
Net cash used in financing activities                            (23,351)        (19,939)        (41,332)
                                                               ---------       ---------        --------
(Decrease) increase in cash and cash equivalents                  (5,742)          1,387           2,722
Cash and cash equivalents at beginning of year                    11,565          10,178           7,456
                                                               ---------       ---------        --------
Cash and cash equivalents at end of year                       $   5,823       $  11,565        $ 10,178
                                                               =========       =========        ========

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

         We have audited the consolidated balance sheets of BancorpSouth, Inc., and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc., and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
Memphis, Tennessee
January 20, 1999

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)
 (In thousands, except per share amounts)

                                                     QUARTER ENDED
                                       ----------------------------------------
                                       MAR 31     JUN 30     SEP 30     DEC 31
                                       -------    -------    -------    -------
1998
Interest revenue                       $93,189    $96,819    $97,236    $96,275
Net interest revenue                    47,868     49,176     49,506     49,557
Provision for credit losses              3,123      3,262      5,059      3,570
Income before income taxes              21,788     22,827     20,838     16,574
Net income                              14,532     15,161     13,545     11,239
Earnings per share: Basic                 0.27       0.29       0.25       0.21
                    Diluted               0.27       0.28       0.25       0.21
Dividends per share                       0.11       0.11       0.11       0.12
1997
Interest revenue                       $80,870    $84,276    $86,320    $88,235
Net interest revenue                    42,906     44,694     44,790     46,041
Provision for credit losses              1,626      2,318      2,626      3,037
Income before income taxes              18,899     19,958     18,616     15,636
Net income                              12,686     13,445     12,751     11,320
Earnings per share: Basic                 0.25       0.27       0.25       0.22
                    Diluted               0.25       0.26       0.25       0.22
Dividends per share                      0.095      0.095      0.095      0.110
1996
Interest revenue                       $74,652    $76,008    $77,949    $80,356
Net interest revenue                    40,026     40,918     41,999     43,102
Provision for credit losses              1,606      3,242      2,634      2,043
Income before income taxes              15,908     19,227     17,245     19,351
Net income                              10,637     12,372     11,543     12,783
Earnings per share: Basic                 0.22       0.26       0.24       0.26
                    Diluted               0.22       0.26       0.24       0.26
Dividends per share                      0.085      0.085      0.085      0.095


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. - Directors and Executive Officers of the Registrant

         Information concerning the directors and nominees of the Company appears under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1999 annual meeting, and is incorporated herein by reference.

Executive Officers of Registrant

         Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.



         Name                     Offices Held                              Age
         ----                     ------------                              ---
         Aubrey B. Patterson      Chairman of the Board of                  56
                                  Directors and Chief
                                  Executive Officer
                                  of the Company and BancorpSouth
                                  Bank; Director of
                                  the Company

         L. Nash Allen, Jr.       Treasurer, and Chief                      54
                                  Financial Officer of
                                  the Company; Executive
                                  Vice President, Chief Financial
                                  Officer and Cashier, BancorpSouth Bank

         Harry R. Baxter          Executive Vice President of the           54
                                  Company and Vice Chairman of
                                  BancorpSouth Bank

         Gary R. Harder           Executive Vice President of the           54
                                  Company and BancorpSouth Bank

         Michael W. Weeks         Executive Vice President of the           50
                                  Company and Vice Chairman of
                                  BancorpSouth Bank

         Michael L. Sappington    Executive Vice President of the           49
                                  Company and Vice Chairman of
                                  BancorpSouth Bank

         Gregg Cowsert            Executive Vice President of the           51
                                  Company and Vice Chairman and
                                  Chief Lending Officer of
                                  BancorpSouth Bank


         Cathy M. Robertson       Executive Vice President of the           44
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

         Mr. Baxter joined the Bank in July 1986 as Senior Vice President and Director of Marketing. He was named Executive Vice President and Director of Marketing in August 1989 and named Vice Chairman in August 1996. He is also Executive Vice President of the Company.

         Mr. Harder served as First Vice President, Senior Vice President-Loan Review and Executive Vice President of BancorpSouth Bank during the last five years. He is also Executive Vice President of the Company.

         Mr. Weeks served as Vice-Chairman of the Board and Chief Executive Officer of Volunteer Bank from January 24, 1995 to March 16, 1995 when he was named Chairman of the Board and Chief Executive Officer of Volunteer Bank. He continued in that role until June 1997 when Volunteer Bank was merged into BancorpSouth Bank and he was named Vice Chairman of BancorpSouth Bank. He has served as Executive Vice President of the Company since January 17, 1995. Prior to his employment by the Company, Mr. Weeks served as a partner in the accounting firm of KPMG LLP.

         Mr. Sappington has served as Executive Vice President and Vice Chairman of the Bank during the last five years. He is also Executive Vice President of the Company.

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

Item 11. - Executive Compensation

         Information concerning the remuneration of executive officers of the Company appears under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 1999 annual meeting, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption "Compensation of Directors" in the Company's definitive Proxy Statement for its 1999 annual meeting, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and directors and executive officers of the Company appears under the caption "Security Ownership of Certain Beneficial Owners and

Management" in the Company's definitive Proxy Statement for its 1999 annual meeting, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with management and others appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 1999 annual meeting, and is incorporated herein by reference.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.   Consolidated Financial Statements:  See Item 8.

(a)2.   Consolidated Financial Statement Schedules:

        All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)3.   Exhibits:

        (3)   (a) Articles of incorporation, as amended. (1)
              (b) Bylaws.

        (4)   Specimen Common Stock Certificate. (2)
        (10)  (a) 1998 Directors Stock Plan. (8)
              (b) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (4)(8)
              (c) 1994 Stock Incentive Plan. (2)(8)
              (d) 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (2)(7)
              (e) Stock Bonus Agreement between BancorpSouth, Inc. and Michael
                  W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks dated January 17, 1995. (6)(8)
              (f) Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B.
                  Patterson, Jr., dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, Jr., date March 20, 1998 (7)(8)
              (g) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (5)(8)
        (11)  Statement re computation of per share earnings
        (21)  Subsidiaries of the Registrant.
        (23)  Consent of Independent Accountants.
        (27)  Financial Data Schedule.
        (28) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (5)(8)
(1) Filed as exhibits 3.1 and 3.2 to the Company's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2) Filed as an exhibit to the Company's Form 10-Q for the three months ended March 31, 1998 (file number 0-10826), and incorporated by reference thereto.
(3) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1987 (file number 0-10826), and incorporated by reference thereto.
(4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
(6) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 (file number 0-1-826), and incorporated by reference thereto.
(7) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997 (file number 0-10826), and incorporated by reference thereto.
(8)     Compensatory plans or arrangements.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BancorpSouth, Inc.

DATE: March 24, 1999                     /s/ Aubrey B. Patterson
                                         ----------------------------------
                                         Aubrey B. Patterson
                                         Chairman of the Board
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Aubrey B. Patterson            Chairman of the Board, Chief
----------------------------       Executive Officer (Principal
Aubrey B. Patterson                Executive Officer) and
                                   Director                            March 24, 1999


/s/ L. Nash Allen, Jr.             Treasurer and Chief Financial
----------------------------       Officer (Principal Financial
 L. Nash Allen, Jr.                and Accounting Officer)             March 24, 1999


/s/ S. H. Davis                    Director                            March 24, 1999
----------------------------
S. H. Davis

/s/ Hassell H. Franklin            Director                            March 24, 1999
----------------------------
Hassell H. Franklin

/s/ Fletcher H. Goode              Director                            March 24, 1999
----------------------------
Fletcher H. Goode, M.D.


/s/ W. G. Holliman, Jr.            Director                            March 24, 1999
----------------------------
W. G. Holliman, Jr.

                                   Director
----------------------------
A. Douglas Jumper


/s/ Turner O. Lashlee              Director                            March 24, 1999
----------------------------
Turner O. Lashlee


/s/ Alan W. Perry                  Director                            March 24, 1999
----------------------------
Alan W. Perry




/s/ Travis E. Staub                Director                            March 24, 1999
----------------------------
Travis E. Staub

                                   Director
----------------------------
Andrew R. Townes, DDS


/s/ Lowery A. Woodall              Director                            March 24, 1999
-----------------------------
Lowery A. Woodall




66