Form 10-Q
period 1999-03-31
BANCORPSOUTH INC
filed 1999-05-17
CIK 701853

------------------------------------------------------------------------------
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                     FORM 10-Q


(Mark One)
/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               ------------------------

                                               OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -----------------      -----------------------

Commission file number       0-10826
                        ------------------------------------------------------

                                BancorpSouth, Inc.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Mississippi                                            64-0659571
------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                           Identification No.)

One Mississippi Plaza, Tupelo, Mississippi                         38801
------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

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

On March 31, 1999, the registrant had outstanding 55,958,150 shares of common stock, par value $2.50 per share.

                                 BANCORPSOUTH, INC.
                                      CONTENTS
PART I.  Financial Information                                            Page
         ITEM 1  Financial Statements (unaudited)

                 Consolidated Condensed Balance Sheets
                 March 31, 1999 and December 31,1998.....................    3

                 Consolidated Condensed Statements of Income and
                 Comprehensive (Loss) Income
                 Three Months Ended March 31, 1999 and 1998..............    4

                 Consolidated Condensed Statements of Cash Flows
                 Three Months Ended March 31, 1999 and 1998..............    5

                 Notes to Consolidated Condensed Financial Statements....    6

         ITEM 2  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........   10

         ITEM 3  Quantitative and Qualitative Disclosures About
                 Market Risk.............................................   16

PART II. Other Information

         ITEM 6  Exhibits and Reports on Form 8-K........................   17

                       FORWARD-LOOKING STATEMENTS
          Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might,"
"will," and "would." These forward-looking statements include, without limitation, those relating to the Company's future growth, revenue, profitability, liquidity, lending policy, capital resources and Year 2000 compliance. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, laws and regulations affecting financial institutions (including regulatory fees and capital requirements), ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, Year 2000 compliance, other factors generally understood to affect the financial results of financial service companies and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission.

                                       PART I
                               FINANCIAL INFORMATION

                                 BANCORPSOUTH, INC.
                       Consolidated Condensed Balance Sheets
                                     (Unaudited)
                                                                 (In Thousands)
                                                             March 31,     December 31,
                                                                 1999           1998
                                                            -----------    ------------
ASSETS
Cash and due from banks                                       $142,080        $175,354
Interest bearing deposits with other banks                       9,783           6,632
Held-to-maturity securities, at amortized cost                 736,408         647,846
Available-for-sale securities, at fair market value            494,523         549,767
Federal funds sold                                             195,000         115,040
Loans                                                        3,744,557       3,561,406
  Less:  Unearned discount                                      86,418          92,705
            Allowance for credit losses                         52,264          49,618
                                                            -----------    ------------
Net loans                                                    3,605,875       3,419,083
Mortgages held for sale                                         50,000          63,354
Premises and equipment, net                                    127,296         120,446
Other assets                                                   123,604         106,219
                                                            -----------    ------------
TOTAL ASSETS                                                $5,484,569      $5,203,741
                                                            ===========    ============
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                               $598,518        $614,529
           Interest bearing                                  1,157,809       1,043,780
  Savings                                                      808,726         801,357
  Time                                                       2,141,765       1,982,257
                                                            -----------    ------------
Total deposits                                               4,706,818       4,441,923
Federal funds purchased and securities
   sold under repurchase agreements                             67,413          64,554
Long-term debt                                                 168,012         178,318
Other liabilities                                               65,506          62,589
                                                            -----------    ------------
TOTAL LIABILITIES                                            5,007,749       4,747,384
                                                            -----------    ------------

SHAREHOLDERS' EQUITY
Common stock                                                   140,129         134,879
Capital surplus                                                104,361         104,620
Accumulated other comprehensive income                           4,570           8,669
Retained earnings                                              228,825         209,544
Less cost of shares held in treasury                            (1,065)         (1,355)
                                                            -----------    ------------
TOTAL SHAREHOLDERS' EQUITY                                     476,820         456,357
                                                            -----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $5,484,569      $5,203,741
                                                            ===========    ============

See accompanying notes to consolidated condensed financial statements.

                                BANCORPSOUTH, INC.
    Consolidated Condensed Statements of Income and Comprehensive (Loss) Income
                                   (Unaudited)

                                                                  Three months ended
                                                                         March 31,
                                                                 ----------------------
(In thousands except for per share amounts)                         1999        1998
                                                                 ----------  ----------
INTEREST REVENUE:
Interest & fees on loans                                           $79,316     $72,929
Deposits with other banks                                               98          99
Interest on federal funds sold                                       1,720         568
Interest on held-to-maturity securities:
  U. S. Treasury                                                     1,601       1,721
  U. S. Government agencies & corporations                           5,360       6,818
  Obligations of states & political subdivisions                     2,640       2,277
Interest and dividends on available-for-sale securities              7,683       8,111
Interest on mortgages held for sale                                    925         666
                                                                 ----------  ----------
  Total interest revenue                                            99,343      93,189
                                                                 ----------  ----------
INTEREST EXPENSE:
Interest on deposits                                                43,648      42,126
Interest on federal funds purchased & securities
  sold under repurchase agreements                                     613         662
Other interest expense                                               2,693       2,533
                                                                 ----------  ----------
  Total interest expense                                            46,954      45,321
                                                                 ----------  ----------
  Net interest revenue                                              52,389      47,868
Provision for credit losses                                          3,063       3,123
                                                                 ----------  ----------
  Net interest revenue, after provision for
    credit losses                                                   49,326      44,745
                                                                 ----------  ----------
OTHER REVENUE:
Mortgage lending                                                     4,835       2,435
Trust income                                                           881         861
Service charges                                                      5,702       5,691
Security gains (losses), net                                         4,288         167
Life insurance income                                                  971         818
Other                                                                3,472       3,012
                                                                 ----------  ----------
  Total other revenue                                               20,149      12,984
                                                                 ----------  ----------
OTHER EXPENSE:
Salaries and employee benefits                                      19,944      17,928
Net occupancy expense                                                2,803       2,534
Equipment expense                                                    4,154       3,614
Telecommunications                                                   1,345       1,103
Contributions                                                        4,146           -
Other                                                               14,542      10,762
                                                                 ----------  ----------
  Total other expense                                               46,934      35,941
                                                                 ----------  ----------
  Income before income taxes                                        22,541      21,788
Income tax expense                                                   6,231       7,256
                                                                 ----------  ----------
  Net income                                                        16,310      14,532
Other comprehensive (loss) income                                   (4,099)      1,433
                                                                 ----------  ----------
  Comprehensive income                                             $12,211     $15,965
                                                                 ==========  ==========
Earnings per share:  Basic                                           $0.29       $0.27
                                                                 ==========  ==========
                     Diluted                                         $0.29       $0.27
                                                                 ==========  ==========

Dividends declared per common share                                  $0.12       $0.11
                                                                 ==========  ==========

See accompanying notes to consolidated condensed financial statements.

                                 BANCORPSOUTH, INC.
                  Consolidated Condensed Statements of Cash Flows
                                    (Unaudited)
                                                                   (In Thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                  1999            1998
                                                              ----------      ----------
Net cash provided by operating activities                       $37,589          $7,552
                                                              ----------      ----------

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                    50,890          97,845
Proceeds from calls and maturities of
  available-for-sale securities                                 145,116          59,204
Proceeds from sales of
  available-for-sale securities                                  11,205          26,600
Purchases of  held-to-maturity securities                      (139,537)       (334,674)
Purchases of  available-for-sale securities                    (103,834)       (112,313)
Net (increase) decrease in short-term investments               (79,960)        (51,096)
Net increase in loans                                          (188,789)       (143,007)
Purchases of premises and equipment                              (4,540)         (4,596)
Other                                                            (3,986)         12,320
                                                              ----------      ----------
Net cash used by investing activities                          (313,435)       (449,717)
                                                              ----------      ----------

Financing activities:
Net increase in deposits                                        264,895         299,803
Net decrease in short-term
  borrowings and other liabilities                                  742        (140,110)
Increase (decrease) in long-term debt                           (13,781)        124,194
Payment of cash dividends                                        (6,163)         (6,177)
Exercise of stock options                                            30               5
                                                              ----------      ----------
Net cash provided by financing activities                       245,723         277,715
                                                              ----------      ----------

Decrease in cash and cash equivalents                           (30,123)       (164,450)
Cash and cash equivalents at beginning of
  period                                                        181,986         314,466
                                                              ----------      ----------
Cash and cash equivalents at end of period                     $151,863        $150,016
                                                              ==========      ==========

See accompanying notes to consolidated condensed financial statements

                               BANCORPSOUTH, INC.
             Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
         PRINCIPALS OF CONSOLIDATION
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.
     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services of Mississippi, Inc., BancorpSouth Insurance Services of Tennessee, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS
     The composition of the loan portfolio by collateral type is detailed below:

                                            March 31,             December 31,
                                  ----------------------------   -------------
                                       1999             1998            1998
                                  ------------    ------------   -------------
                                                  (in thousands)

Commercial and agricultural          $403,092        $356,252        $365,716
Consumer and installment              927,870         879,535         905,413
Real estate mortgage:
   1-4 Family                         926,109         850,093         886,696
   Other                            1,253,097       1,025,974       1,167,447
Lease financing                       210,823         180,644         210,559
Other                                  23,566          18,510          25,575
                                   ----------      ----------      ----------
     Total                         $3,744,557      $3,311,008      $3,561,406
                                   ==========      ==========      ==========

The following table presents information concerning non-performing loans:

                                          March 31,      December 31,
                                             1999             1998
                                         ----------      ------------
                                                (In thousands)

Non-accrual loans                           $8,312           $6,152
Loans 90 days or more past due               8,838            9,654
Restructured loans                             119              713
                                         ----------       ----------
Total non-performing loans                 $17,269          $16,519
                                         ==========       ==========


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
     The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:


                                       Three Month Periods        Year ended
                                          ended March 31,        December 31,
                                       ------------------------- -------------
                                          1999            1998          1998
                                       ---------       ---------     ---------
                                                    (In thousands)

Balance at beginning of period          $49,618         $42,988       $42,988
Provision charged to expense              3,063           3,123        15,014
Recoveries                                  492             506         2,396
Loans charged off                        (2,375)         (2,621)      (11,932)
Acquisitions                              1,466           1,152         1,152
                                       ---------       ---------     ---------
Balance at end of period                $52,264         $45,148       $49,618
                                       =========       =========     =========


NOTE 4 - PER SHARE DATA
The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods as shown.

                                           Three Months Ended March 31,
                        ---------------------------------------------------------------------
                                         1999                              1998
                        ---------------------------------- ----------------------------------
                           Income       Shares   Per Share   Income       Shares    Per Share
                        (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount
                        ----------- -------------  ------  ----------- -------------  ------
                                      (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders     $16,310        55,830    $0.29     $14,532        53,151    $0.27
                                                   ======                             ======
Effect of dilutive stock
  options                      -             441                  -             629
                         ---------- -------------          ----------- -------------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise   $16,310        56,271    $0.29     $14,532        53,780    $0.27
                         ========== =============  ======  =========== =============  ======


NOTE 5 - COMPREHENSIVE INCOME
     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

                                                               Three months ended March 31,
                                         ----------------------------------------------------------------------
                                                        1999                                1998
                                         -----------------------------------  ---------------------------------
                                           Before        Tax         Net       Before        Tax         Net
                                             tax      (expense)    of tax        tax      (expense)    of tax
                                           amount      benefit     amount      amount      benefit     amount
                                         ----------  -----------  --------   ----------   ---------   ---------
                                                                     (In thousands)
Unrealized gains on securities:
 Unrealized gains (losses) arising
   during  holding period                  ($2,311)       $860     ($1,451)     $2,274       ($738)     $1,536
 Less:  Reclassification adjustment
    for gains realized in net income        (4,288)      1,640      (2,648)       (167)         64        (103)
                                         ----------  -----------  ---------  ----------   ---------   ---------
Other Comprehensive Income                 ($6,599)     $2,500     ($4,099)     $2,107       ($674)     $1,433
                                         ==========  ===========  =========  ==========   =========   =========



NOTE 6 - BUSINESS COMBINATIONS
     On February 26, 1999, the Company completed its merger with The HomeBanc Corporation. The Company issued approximately 2.1 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Company restated its financial statements to include The HomeBanc Corporation as of January 1, 1999. Financial statements for prior years were not restated, as the changes would have been immaterial.

NOTE 7 - RECENT PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement will be adopted for the year 2000 and is not expected to have a material effect on the Company's financial condition or results of operations.

NOTE 8 - STOCK SPLIT
     A two-for-one stock split effected in the form of a 100% stock dividend was paid on May 15, 1998. Certain 1998 information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.

NOTE 9 - SEGMENT REPORTING

     The Company's principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services and other activities not allocated to community banking.

     Results of operations and selected financial information by operating segment for the quarters ended March 31, 1999 and 1998 are presented below:

                                                             General
                                          Community         Corporate
(In thousands)                             Banking          and Other           Total
---------------------------------------------------------------------------------------
March 31, 1999
Results of Operations
Net interest revenue                      $  38,970          $13,419           $52,389
Provision for credit losses                   2,441              622             3,063
---------------------------------------------------------------------------------------
Net interest income after provision for      36,529           12,797            49,326
Other revenue                                13,041            7,108            20,149
Other expense                                38,596            8,338            46,934
---------------------------------------------------------------------------------------
Income before income taxes                   10,974           11,567            22,541
Income taxes                                  3,034            3,197             6,231
---------------------------------------------------------------------------------------
Net income                                    7,940            8,370            16,310
Selected Financial Information
Identifiable Assets                       4,912,780          571,789         5,484,569
Depreciation & amortization                   3,606              337             3,943
=======================================================================================
March 31, 1998
Results of Operations
Net interest revenue                      $  35,559          $12,309           $47,868
Provision for credit losses                   2,682              441             3,123
---------------------------------------------------------------------------------------
Net interest income after provision for      32,877           11,868            44,745
Other revenue                                 8,499            4,485            12,984
Other expense                                29,232            6,709            35,941
---------------------------------------------------------------------------------------
Income before income taxes                   12,144            9,644            21,788
Income taxes                                  4,044            3,212             7,256
---------------------------------------------------------------------------------------
Net income                                    8,100            6,432            14,532
Selected Financial Information
Identifiable Assets                       4,484,962          524,752         5,009,714
Depreciation & amortization                   3,197              281             3,478

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 1999 and 1998, found elsewhere in this report.

RESULTS OF OPERATIONS
---------------------
Net Income
----------
     The Company's net income for the first quarter of 1999 was $16.31 million, an increase of 12.2% from $14.53 million in the first quarter of 1998. Basic and diluted earnings per common share for the first quarter of 1999 were $0.29, compared to basic and diluted earnings per common share of $0.27 for the same period of 1998, an increase of 7.4%. The annualized returns on average assets for the first quarter of 1999 and 1998 were 1.21% and 1.20%, respectively.

Net Interest Revenue
--------------------
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $53.46 million for the three months ended March 31, 1999, compared to $48.95 million for the same period in 1998. Earning assets averaged $5.05 billion in the first quarter of 1999, compared with $4.56 billion in the first quarter
of 1998.   Average interest-bearing liabilities were $4.26 billion
in the first quarter of 1999 compared with $3.88 billion in the first quarter of 1998.
     Net interest revenue, expressed as a percentage of average earning assets, was 4.29% for the first quarter of 1999 as compared to 4.35% for the same period of 1998.

Provision for Credit Losses
---------------------------
     The provision for credit losses is the cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. Future additions to the allowance may be necessary based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The provision for credit losses totaled $3.06 million for the first quarter of 1999 compared to $3.12 million for the same period of 1998. This small decrease in provision for the first quarter of 1999 as compared to 1998 reflects the small decrease in net charge-offs during the first quarter of 1999 as compared to the same period in 1998.

Other Revenue
-------------
     Other revenue for the quarter ended March 31, 1999, totaled $20.15 million compared to $12.98 million for the same period of 1998, an increase of 55.2%. The Company established a charitable foundation in the first quarter of 1999. Appreciated equity securities were contributed by the Company to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million. The other significant change in other revenue was in mortgage lending where revenue of $4.84 million was recorded during the first quarter of 1999 compared to $2.44 million in the same period of 1998, a 98.7% increase. Stable and relatively low mortgage rates during 1999 resulted in increased mortgage loan originations. Also, market conditions during the first quarter of 1999 allowed for the reversal of previously recorded impairment related to the Company's mortgage servicing rights.

Other Expense
-------------
     Other expense totaled $46.93 million for the first quarter of 1999, a 30.6% increase from $35.94 million the same period of 1998. A significant component of this increase was the contribution by the Company of appreciated equity securities with an aggregate market value of approximately $4.15 million in connection with the Company's establishment of a charitable foundation during the first quarter of 1999, as discussed in "Other Revenue" above.
     Another significant change in other expense relates to the Company's stock option plans, expense for which is reported under the caption salaries and employee benefits. Certain of the stock option plans contain a provision for stock appreciation rights
(SARs) which require the recognition of expense for Company stock price appreciation or a reduction of expense in the event of a decline in the stock price. At March 31, 1999, the Company's common stock had declined by approximately 12.9% from year-end 1998. As a result of this decline in value, a reduction in expense of $1.15 million was recorded in the first quarter of 1999. This compares to the recognition of $780,000 in expense during the first quarter of 1998.
     The Company also recorded merger related expense of $1.05 million during the first quarter of 1999 related to the merger with The HomeBanc Corporation. The charge to operating expense consisted of termination and change of control payments ($0.5 million), professional fees ($0.5 million) and miscellaneous cost ($0.05 million).
     The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax
----------
Income tax expense was $6.23 million and $7.26 million for the first quarters of 1999 and 1998, respectively. The decrease for the first quarter of 1999 was due to the $1.6 million tax benefit related to the establishment of a charitable foundation discussed in "Other Revenue" and "Other Expense" above.

FINANCIAL CONDITION
-------------------
Earning Assets
--------------
     The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 1999 were $5.14 billion, or 93.8% of total assets, compared with $4.85 billion, or 93.2%, at December 31, 1998.
     The securities portfolio is used to make various term invest-ments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 1999 were $736.4 million compared with $647.8 million at the end of 1998, a 13.7% increase. Available-for-sale securities were $494.5 million at March 31, 1999, compared to $549.8 million at December 31, 1998.
     The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $3.66 billion at March 31, 1999, which represents a 5.5% increase from the December 31, 1998 total of $3.47 billion.
     At March 31, 1999, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans because management currently does not have serious doubt as to the borrowers' ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
     The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.47% of all loans outstanding at March 31, 1999 and 0.48% at December 31, 1998.

Allowance for Credit Losses
---------------------------
     The Company attempts to maintain the allowance for credit losses at a level which, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining probable losses in specific credits and considering the general risks associated with lending functions such as current economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
     Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the dates indicated.



                                                              March 31,                                      December 31,
                                    ---------------------------------------------------------------  ------------------------------
                                                  1999                            1998                            1998
                                    -------------------------------  ------------------------------  ------------------------------
                                       ALLOWANCE         % OF          ALLOWANCE         % OF          ALLOWANCE          % OF
                                         FOR           LOANS TO          FOR           LOANS TO          FOR            LOANS TO
                                     CREDIT LOSSES    TOTAL LOANS    CREDIT LOSSES    TOTAL LOANS    CREDIT LOSSES     TOTAL LOANS
                                     --------------   ------------   --------------   ------------   --------------   -------------
                                                                          (dollars in thousands)
Commercial and agricultural                 $4,362          10.76%          $4,216          10.76%          $3,865           10.27%
Consumer and installment                    20,356          24.78%          17,536          26.56%          18,926           25.42%
Real estate mortgage                        24,363          58.20%          20,643          56.66%          23,875           57.68%
Lease financing                              3,019           5.63%           2,601           5.46%           2,802            5.91%
Other                                          164           0.63%             152           0.56%             150            0.72%
                                     --------------   ------------   --------------   ------------   --------------   -------------
     Total                                 $52,264         100.00%         $45,148         100.00%         $49,618          100.00%
                                     ==============   ============   ==============   ============   ==============   =============

     The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                                       Twelve months ended
                                                         Three months ended March 31,      December 31,
                                                         ----------------------------
                                                              1999             1998              1998
                                                         -----------      -----------       -----------
                                                                        (dollars in thousands)
Balance, beginning of period                                $49,618          $42,988           $42,988

Loans charged off:
Commercial and agricultural                                     (19)            (342)           (1,462)
Consumer & installment                                       (2,171)          (1,900)           (8,657)
Real estate mortgage                                           (185)            (335)           (1,738)
Lease financing                                                  -               (44)              (75)
                                                         -----------      -----------       -----------
  Total loans charged off                                    (2,375)          (2,621)          (11,932)
                                                         -----------      -----------       -----------

Recoveries:
Commercial and agricultural                                      53              126               422
Consumer & installment                                          380              302             1,790
Real estate mortgage                                             49               60               164
Lease financing                                                  10               18                20
                                                         -----------      -----------       -----------
  Total recoveries                                              492              506             2,396
                                                         -----------      -----------       -----------

Net charge-offs                                              (1,883)          (2,115)           (9,536)

Provision charged to operating expense                        3,063            3,123            15,014
Acquisitions                                                   1,466            1,152             1,152
                                                         -----------      -----------       -----------
Balance, end of period                                      $52,264          $45,148           $49,618
                                                         ===========      ===========       ===========
Average loans for period                                 $3,628,458       $3,188,521        $3,312,635
                                                         ===========      ===========       ===========

RATIOS:
Net charge offs to average loans-annualized                    0.21%            0.27%            0.29%
                                                         ===========      ===========       ===========

Deposits and Other Interest-bearing Liabilities
-----------------------------------------------
     Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the first quarter of 1999 were $4.71 billion as compared to $4.44 billion at December 31, 1998, representing a 6.0% increase. Non-interest bearing deposits decreased by $16.0 million, or 2.6%, while interest-bearing deposits grew $280.9 million from December 31, 1998 to March 31, 1999.

LIQUIDITY
---------
     Liquidity is the ability of the Company to fund the needs of its borrowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.
The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
-----------------
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At March 31, 1999, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 11.70% and 12.96%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.45% at March 31, 1999, compared to the required minimum leverage capital ratio of 4%.
     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

YEAR 2000
---------
     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. We are conducting our efforts in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines and have met their guidelines for completing testing of our in-house mission critical systems and for testing third party service bureau systems. We will continue testing throughout 1999. Management has assessed the Year 2000 compliance expense and believes that the related potential effect on the Company's business, financial condition and results of operations will be immaterial. The Company is expensing all costs associated with the Year 2000 as the costs are incurred.
     The risks associated with the Company's Year 2000 compliance include those related to critical business partners, such as customers, vendors, suppliers and utility providers, and their ability to effectively address their own Year 2000 issues. These risks include failure of voice and data communication systems, failure of utility providers such as water, gas and electricity, excessive cash withdrawals at year-end 1999, out-of-service ATMs, delayed cash couriers and inaccessibility of external data sources. Risks associated with the Company's internal operations include inability to access and process data and information, failure of time locks and security systems, inability to meet customers' demands for cash and the inability to process electronic transactions for the Company and its customers.
     The Company continues to refine and test its contingency plans and evaluate the most reasonably likely worst case scenario, which would include any failure of third party service providers to be Year 2000 compliant. Contingency plans will include items such as having an alternative source of power for our corporate operations center in the event that commercial power sources experience outages, providing paper based reports to our network of branches to allow customer service in the event of telephone or data line outages, and the use of remote item processing sites in dispersed geographical areas to allow for continued processing of customer transactions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

     During the three months ended March 31, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report or Form 10-K for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a) Exhibits
    (10.1) Change of Control Agreement for Aubrey Patterson.
    (10.2) Change of Control Agreement for Michael Sappington.
    (10.3) Change of Control Agreement for Harry Baxter.
    (10.4) Change of Control Agreement for Gregg Cowsert.
    (27.1) Financial Data Schedule for the period ended March 31, 1999.




(b)(1) A Current Report on Form 8-K was filed by the Company on
       January 6, 1999 regarding the merger with HomeBanc Corporation located in Guntersville, Alabama.

                                    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              BancorpSouth, Inc.
                                              ----------------------------
                                                    (Registrant)



DATE:  May 14, 1999                           /S/ L. Nash Allen, Jr.
                                              ----------------------------
                                                L. Nash Allen, Jr.
                                                Treasurer and