Form 10-K/A
period 1998-12-31
BANCORPSOUTH INC
filed 1999-06-29
CIK 701853

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

Commission file number 0-10826
                       -------

                               BANCORPSOUTH, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Mississippi                             64-0659571
     ------------------------------       ----------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         One Mississippi Plaza
          Tupelo, Mississippi                               38801
         ----------------------                            --------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (662) 680-2000
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

(Continued from cover page)

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1999, was approximately $869,667,000 based on the closing sale price as reported on the New York Stock Exchange on January 31, 1999.

         On March 18, 1999, the Registrant had outstanding 55,942,375 shares of Common Stock, par value $2.50 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders held April 27, 1999 are incorporated by reference into Part III of this Report.

                                EXPLANATORY NOTE

         This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 to include financial statements required by Form 11-K for the Registrant's Amended and Restated Salary Deferral
- Profit Sharing Employee Stock Ownership Plan, in accordance with Rule 15(d)-21 under the Securities Exchange Act of 1934, as amended, and to reflect certain changes to the list of exhibits in Item 14 of Part IV of such Report.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   1.       Consolidated Financial Statements:

               See Item 8.

               The following are filed herewith as an appendix to this report:

                        BancorpSouth, Inc. Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan Financial Statements and Schedules at December 31, 1998 and 1997 and for the years ended December 31, 1996, 1997 and 1998.

         (a)   2.       Consolidated Financial Statement Schedules:

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (a)   3.       Exhibits:


               (3)      (a) Articles of incorporation, as amended.(1)
                        (b) Bylaws.(2)
               (4)       Specimen Common Stock Certificate.(3)
               (10)     (a) 1998 Directors Stock Plan.(2)(8)
                        (b) Form of deferred compensation agreement between
                            Bancorp of Mississippi, Inc. and certain key
                            executives.(3)(7)
                        (c) 1994 Stock Incentive Plan.(3)(8)
                        (d) 1995 Non-Qualified Stock Option Plan for
                            Non-Employee Directors.(3)(8)
                        (e) Stock Bonus Agreement between BancorpSouth, Inc. and
                            Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks, dated January 17, 1995.(5)(8)
                        (f) Stock Bonus Agreement between BancorpSouth, Inc. and
                            Aubrey B. Patterson, Jr., dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, Jr., dated March 20, 1998.(6)(8)
                        (g) Information regarding Bancorp of Mississippi, Inc.,
                            Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan.(7)(8)
               (11)     Statement re computation of per share earnings.(2)
               (21)     Subsidiaries of the Registrant.(2)
               (23.1)   Consent of Independent Accountants.(2)
               (23.2)   Consent of Independent Accountants.
               (27)     Financial Data Schedule.(2)

               --------------------

               (1) Filed as exhibits 3.1 and 3.2 to the Registrant's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
               (2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (file number 0-10826), and incorporated by reference thereto

               (3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 0-10826), and incorporated by reference thereto.
               (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
               (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (file number 0-1-826), and incorporated by reference thereto.
               (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (file number 0-10826), and incorporated by reference thereto.
               (7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
               (8)  Compensatory plans or arrangements.

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                       Financial Statements and Schedules

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

[KPMG LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


The Employee Compensation and Fringe Benefit Committee
BancorpSouth, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of BancorpSouth, Inc. Amended and Restated Salary Deferral - Profit Sharing Employee Stock Ownership Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of BancorpSouth, Inc. Amended and Restated Salary Deferral - Profit Sharing Employee Ownership Plan at December 31, 1998 and 1997, and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 and 2 is presented for purposes of additional analysis and complying with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audit of the basic 1998 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                          KPMG LLP
Memphis, Tennessee
May 7, 1999

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

              Statements of Net Assets Available for Plan Benefits

                           December 31, 1998 and 1997

                                                                        1998           1997
                                                                    ------------    -----------
Investments, at fair value (note 3):
    Investment in mutual funds:
       Montag and Caldwell Growth Fund                              $  6,631,557      5,037,177
       Fidelity Institutional Short Intermediate Government Fund         253,084        247,322
       Vanguard Bond Index                                             2,109,425      2,033,383
       Vanguard Intermediate Term Treasury                               270,826        254,636
    Common stock of BancorpSouth, Inc.                                77,210,023    102,445,655
    U.S. Government and agency obligations                             1,357,123      1,360,170
    Certificates of deposit                                                   --        200,000
    Participant loans                                                    107,759        143,518
                                                                    ------------    -----------
                                                                      87,939,797    111,721,861
Accrued interest and dividends receivable                                530,168        498,592
Cash in interest-bearing deposit accounts and
    money market accounts                                                485,482        507,713
                                                                    ------------    -----------
                     Net assets available for plan benefits         $ 88,955,447    112,728,166
                                                                    ============    ===========

See accompanying notes to financial statements

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

         Statements of Changes in Net Assets Available for Plan Benefits

                  Years ended December 31, 1998, 1997, and 1996

                                                            1998           1997          1996
                                                       -------------    -----------   ----------
Investment income:
    Net appreciation (depreciation) in fair value of
       investments (note 3)                            $ (24,301,416)    41,816,744   15,854,765
    Interest                                                  93,187        112,855      138,332
    Dividends                                              2,339,333      1,910,516    1,511,292
                                                       -------------    -----------   ----------
                   Total investment income (loss)        (21,868,896)    43,840,115   17,504,389
                                                       -------------    -----------   ----------
Contributions:
    Employer                                               1,925,292      1,726,608    1,650,516
    Employee - salary deferral                             2,862,527      2,654,223    2,539,285
    Rollover (note 6)                                             --             --    1,909,565
                                                       -------------    -----------   ----------
                   Total contributions                     4,787,819      4,380,831    6,099,366
                                                       -------------    -----------   ----------
                                                         (17,081,077)    48,220,946   23,603,755
Benefits paid to participants                              6,691,642      3,709,328    1,868,541
                                                       -------------    -----------   ----------
                   Net increase (decrease)               (23,772,719)    44,511,618   21,735,214
Net assets available for plan benefits:
    Beginning of year                                    112,728,166     68,216,548   46,481,334
                                                       -------------    -----------   ----------
    End of year                                        $  88,955,447    112,728,166   68,216,548
                                                       =============    ===========   ==========

See accompanying notes to financial statements.

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


(1)    DESCRIPTION OF PLAN

       The following description of the BancorpSouth, Inc. Amended and Restated Salary Deferral - Profit Sharing Employee Stock Ownership Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

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


                                       4                             (Continued)

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


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

(2)    SUMMARY OF ACCOUNTING POLICIES

              INVESTMENTS

              If available, quoted market prices are used to value investments. If no quoted market prices are available, estimates are used. When estimates are used, many factors, including current yields on similar securities, market factors affecting the salability of particular assets, and general economic conditions are considered. Participant loans are recorded at their outstanding loan balance, which approximates fair value.


                                       5                             (Continued)

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


              INCOME TAXES

              The Plan is exempt from federal income taxes in accordance with the provisions of the Internal Revenue Code. A favorable determination letter, dated August 12, 1985, was received from the Internal Revenue Service. The Plan has been amended since receiving the determination letter. However, the plan administrator and the Plan's legal counsel believe that the plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Amounts contributed by the Company are not taxed to the employee until a distribution from the Plan is received.

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


                                       6                             (Continued)

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997



(3)    INVESTMENTS

       The following table presents the current values of investments. Investments that represent 5% as of the end of the year of the Plan's net assets are separately identified.

                                                                         1998                                 1997
                                                        ------------------------------------   ------------------------------------
                                                         NUMBER OF                             NUMBER OF
                                                         SHARES OR                             SHARES OR
                                                         PRINCIPAL                             PRINCIPAL
                                                          AMOUNT        COST      FAIR VALUE     AMOUNT        COST      FAIR VALUE
                                                        -----------  -----------  ----------   ----------  -----------  -----------
       Fund A:
           Common stock - BancorpSouth, Inc.              4,274,485  $31,959,871  77,210,023   4,336,324   $31,109,692  102,445,655
           Participant loans                                     --      107,759     107,759          --       143,518      143,518
                                                                     -----------  ----------               -----------  -----------
                                                                      32,067,630  77,317,782                31,253,210  102,589,173
                                                                                                           -----------  -----------
       Fund B:
           U.S. Government Securities - treasury notes      150,000      149,045     152,672     150,000       149,045      153,563
           U.S. Government Agencies:
             Federal Farm Credit Bank notes                 100,000      100,382     102,594     100,000       100,382      102,706
             Federal Home Loan Bank notes                   750,000      750,016     754,330     500,000       500,014      501,891
             Federal National Mortgage Association notes    350,000      350,000     347,527     600,000       600,223      602,010
           Time deposits:
             BancorpSouth Bank certificates of deposit           --           --          --     100,000       100,000      100,000
             Other certificates of deposit                       --           --          --     100,000       100,000      100,000
                                                                     -----------  ----------               -----------  -----------
                                                                       1,349,462   1,357,123                 1,549,664    1,560,170
                                                                                                           -----------  -----------
       Fund C:
           Common trust fund - BancorpSouth Bank income fund
           Mutual funds:
             Montag and Caldwell growth fund                 77,593    1,248,277   2,316,152      89,398     1,401,474    2,085,653
             Fidelity Institutional Short Intermediate
               Government Fund                               26,781      250,018     253,084      26,255       245,018      247,322
             Vanguard Bond Index                            205,397    2,000,142   2,109,425     201,525     1,960,142    2,033,383
             Vanguard Intermediate Term Treasury             24,311      250,018     270,826      23,865       245,018      254,636
                                                                     -----------  ----------               -----------  -----------
                                                                       3,748,455   4,949,487                 3,851,652    4,620,994
                                                                     -----------  ----------               -----------  -----------
       Fund E:
           Mutual fund - Montag and Caldwell growth fund    144,570    2,638,862   4,315,405     126,512     2,140,228    2,951,524
                                                                     -----------  ----------               -----------  -----------

                  Total investments                                  $39,804,409  87,939,797               $38,794,754  111,721,861
                                                                     ===========  ==========               ===========  ===========



                                       7                             (Continued)

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997




       The Plan's investments, including investments bought, sold, and held during the year appreciated (depreciated) in fair value during the years ended December 31, 1998, 1997 and 1996, respectively, as follows:

                                                                   1998             1997            1996
                                                              -------------      ----------      ----------
         Net appreciation (depreciation) in fair value:
            Common trust and mutual funds                     $   1,486,228       1,152,868       1,034,286
            Common stock of BancorpSouth, Inc.                  (25,784,562)     40,662,070      14,840,969
            U.S. Government and agency obligations                   (3,082)          1,806         (20,490)
                                                              -------------      ----------      ----------

                   Net appreciation in fair value             $ (24,301,416)     41,816,744      15,854,765
                                                              =============      ==========      ==========

       The Company had a two-for-one stock split on May 15, 1998. Information relating to share data has been retroactively adjusted to reflect this stock split.

(4)    PARTICIPANT-DIRECTED INVESTMENT PROGRAMS

       Net assets available for benefits at December 31, 1998 and 1997 and changes in net assets available for plan benefits by investment fund for the years ended December 31, 1998, 1997 and 1996 are as follows:





                                       8                             (Continued)

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


                                                                                       1998
                                                 -------------------------------------------------------------------------------
                                                            Net assets available for plan benefits by investment fund
                                                 -------------------------------------------------------------------------------
                                                     Fund A       Fund B        Fund C      Fund D        Fund E       Total
                                                 -------------   ----------   ----------   ----------   ----------  ------------
Assets, at fair value:
    Investment in mutual funds:
      Montag and Caldwell growth fund            $          --           --    2,316,151           --    4,315,406     6,631,557
      Fidelity Institutional Short Intermediate
         Government Fund                                    --           --      253,084           --           --       253,084
      Vanguard Bond Index                                   --           --    2,109,425           --           --     2,109,425
      Vanguard Intermediate Term Treasury                   --           --      270,826           --           --       270,826
    Common stock of BancorpSouth, Inc.              77,210,023           --           --           --           --    77,210,023
    U.S. Government and agency obligations                  --    1,357,123           --           --           --     1,357,123
    Participant loans                                  107,759           --           --           --           --       107,759
                                                 -------------   ----------   ----------   ----------   ----------  ------------
                                                    77,317,782    1,357,123    4,949,486           --    4,315,406    87,939,797
    Accrued interest and dividends receivable          512,938       17,230           --           --           --       530,168
    Cash in interest-bearing deposit accounts
      and money market accounts                         97,715       47,364       87,592      182,594       70,217       485,482
                                                 -------------   ----------   ----------   ----------   ----------  ------------
            Total assets available
              for plan benefits                  $  77,928,435    1,421,717    5,037,078      182,594    4,385,623    88,955,447
                                                 =============   ==========   ==========   ==========   ==========  ============

                                                                                     1998
                                                 -------------------------------------------------------------------------------
                                                     Changes in net assets available for plan benefits by investment fund
                                                 -------------------------------------------------------------------------------
                                                    Fund A         Fund B      Fund C        Fund D       Fund E       Total
                                                 -------------   ----------   ----------   ----------   ----------  ------------
Investment income:
    Net appreciation (depreciation)
      in fair value of investments               $ (25,784,562)      (3,082)     598,240           --      887,988   (24,301,416)
    Interest                                             9,687       83,500           --           --           --        93,187
    Dividends                                        1,952,306       10,300      232,401       10,706      133,620     2,339,333
                                                 -------------   ----------   ----------   ----------   ----------  ------------
            Total investment income (loss)         (23,822,569)      90,718      830,641       10,706    1,021,608   (21,868,896)
                                                 -------------   ----------   ----------   ----------   ----------  ------------
Contributions:
    Employer                                         1,925,292           --           --           --           --     1,925,292
    Employee - salary deferral                       2,481,921       28,249      136,170        4,544      211,643     2,862,527
                                                 -------------   ----------   ----------   ----------   ----------  ------------
            Total contributions                      4,407,213       28,249      136,170        4,544      211,643     4,787,819
                                                 -------------   ----------   ----------   ----------   ----------  ------------
Transfers                                              102,388     (182,896)    (174,732)     (38,608)     293,848            --
Benefits paid to participants                        6,007,576      114,459      422,777       18,383      128,447     6,691,642
                                                 -------------   ----------   ----------   ----------   ----------  ------------
            Net increase (decrease)                (25,320,544)    (178,388)     369,302      (41,741)   1,398,652   (23,772,719)
Net assets available for plan benefits:
    Beginning of year                              103,248,979    1,600,105    4,667,776      224,335    2,986,971   112,728,166
                                                 -------------   ----------   ----------   ----------   ----------  ------------
    End of year                                  $  77,928,435    1,421,717    5,037,078      182,594    4,385,623    88,955,447
                                                 =============   ==========   ==========   ==========   ==========  ============

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


                                                                                   1997
                                                 -----------------------------------------------------------------------------
                                                            Net assets available for plan benefits by investment fund
                                                 -----------------------------------------------------------------------------
                                                    Fund A       Fund B       Fund C       Fund D       Fund E       Total
                                                 ------------  ----------   ----------   ----------   -----------  -----------
Assets, at fair value:
    Investment in mutual funds:
      Montag and Caldwell growth fund            $         --          --    2,085,653           --     2,951,524    5,037,177
      Fidelity Institutional Short Intermediate
         Government Fund                                   --          --      247,322           --            --      247,322
      Vanguard Bond Index                                  --          --    2,033,383           --            --    2,033,383
      Vanguard Intermediate Term Treasury                  --          --      254,636           --            --      254,636
    Common stock of BancorpSouth, Inc.            102,445,655          --           --           --            --  102,445,655
    U.S. Government and agency obligations                 --   1,360,170           --           --            --    1,360,170
    Certificates of deposit                                --     200,000           --           --            --      200,000
    Participant loans                                 143,518          --           --           --            --      143,518
                                                 ------------  ----------   ----------   ----------   -----------  -----------
                                                  102,589,173   1,560,170    4,620,994           --     2,951,524  111,721,861
    Accrued interest and dividends receivable         476,996      21,596           --           --            --      498,592
    Cash in interest-bearing deposit accounts
      and money market accounts                       182,810      18,339       46,782      224,335        35,447      507,713
                                                 ------------  ----------   ----------   ----------   -----------  -----------
            Total assets available
              for plan benefits                  $103,248,979   1,600,105    4,667,776      224,335     2,986,971  112,728,166
                                                 ============  ==========   ==========   ==========   ===========  ===========

                                                                                       1997
                                                 -----------------------------------------------------------------------------
                                                      Changes in net assets available for plan benefits by investment fund
                                                 -----------------------------------------------------------------------------
                                                    Fund A       Fund B       Fund C       Fund D       Fund E       Total
                                                 ------------  ----------   ----------   ----------   -----------  -----------
Investment income:
    Net appreciation (depreciation)
      in fair value of investments               $ 40,662,070       1,806      592,087           --       560,781   41,816,744
    Interest                                           11,889     100,966           --           --            --      112,855
    Dividends                                       1,711,723       9,749      130,209       14,901        43,934    1,910,516
                                                 ------------  ----------   ----------   ----------   -----------  -----------
            Total investment income                42,385,682     112,521      722,296       14,901       604,715   43,840,115
                                                 ------------  ----------   ----------   ----------   -----------  -----------
Contributions:
    Employer                                        1,722,117         108        4,383           --            --    1,726,608
    Employee - salary deferral                      2,210,448      46,085      166,607        7,916       223,167    2,654,223
                                                 ------------  ----------   ----------   ----------   -----------  -----------
            Total contributions                     3,932,565      46,193      170,990        7,916       223,167    4,380,831
                                                 ------------  ----------   ----------   ----------   -----------  -----------
Transfers                                             209,258    (323,333)    (206,472)     (37,491)      358,038           --
Benefits paid to participants                       2,839,245     320,639      348,816      141,922        58,706    3,709,328
                                                 ------------  ----------   ----------   ----------   -----------  -----------
            Net increase                           43,688,260    (485,258)     337,998     (156,596)    1,127,214   44,511,618
Net assets available for plan benefits:
    Beginning of year                              59,560,719   2,085,363    4,329,778      380,931     1,859,757   68,216,548
                                                 ------------  ----------   ----------   ----------   -----------  -----------
    End of year                                  $103,248,979   1,600,105    4,667,776      224,335     2,986,971  112,728,166
                                                 ============  ==========   ==========   ==========   ===========  ===========

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


                                                                           1996
                                         -----------------------------------------------------------------------
                                          Changes in net assets available for plan benefits by investment fund
                                         -----------------------------------------------------------------------
                                           Fund A       Fund B      Fund C      Fund D       Fund E     Total
                                         -----------  ----------   ---------  ----------   ---------  ----------
Investment income:
    Net appreciation (depreciation)
      in fair value of investments       $14,840,969     (20,490)    588,556          --     445,730  15,854,765
    Interest                                  12,408     125,924          --          --          --     138,332
    Dividends                              1,473,567       4,860       3,734      25,664       3,467   1,511,292
                                         -----------  ----------   ---------  ----------   ---------  ----------
            Total investment income       16,326,944     110,294     592,290      25,664     449,197  17,504,389
                                         -----------  ----------   ---------  ----------   ---------  ----------
Contributions:
    Employer                               1,650,516          --          --          --          --   1,650,516
    Employee - salary deferral             2,114,836      60,615     163,214       9,523     191,097   2,539,285
    Rollover                                      --          --          --   1,909,565          --   1,909,565
                                         -----------  ----------   ---------  ----------   ---------  ----------
              Total contributions          3,765,352      60,615     163,214   1,919,088     191,097   6,099,366
                                         -----------  ----------   ---------  ----------   ---------  ----------
Transfers                                  1,237,724     101,192     232,562  (1,710,413)    138,935          --
Benefits paid to participants              1,393,043     210,498      99,473     112,445      53,082   1,868,541
                                         -----------  ----------   ---------  ----------   ---------  ----------
            Net increase                  19,936,977      61,603     888,593     121,894     726,147  21,735,214
Net assets available for plan benefits:
    Beginning of year                     39,623,742   2,023,760   3,441,185     259,037   1,133,610  46,481,334
                                         -----------  ----------   ---------  ----------   ---------  ----------
    End of year                          $59,560,719   2,085,363   4,329,778     380,931   1,859,757  68,216,548
                                         ===========  ==========   =========  ==========   =========  ==========

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1998 and 1997


       Dividend income earned from the investment in stock of BancorpSouth, Inc., a related party, was $1,952,306, $1,711,723 and $1,473,567 in 1998,
       1997 and 1996, respectively.

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






                                       12                            (Continued)

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                         Notes to Financial Statements

                           December 31, 1998 and 1997


(7)    RECONCILIATION BETWEEN FINANCIAL STATEMENT AMOUNTS AND FORM 5500

       The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:

                                                                   DECEMBER 31,
                                                          ----------------------------
                                                             1998             1997
                                                          -----------      -----------
        Net assets available for benefits
            per the financial statements                  $88,955,447      112,728,166
        Amounts allocated to withdrawing
            participants                                    1,013,865        4,542,590
                                                          -----------      -----------

        Net assets available for benefits as
            filed in Form 5500                            $87,941,582      108,185,576
                                                          ===========      ===========

       The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                 1998           1997
                                                              -----------     ---------
        Benefits paid to participants per
            the financial statements                          $ 6,691,642     3,709,328
        Add:  Amounts allocated to withdrawing
            participants at December 31, 1998 and 1997          1,013,865     4,542,590
        Less:  Amounts allocated to withdrawing
            participants at December 31, 1997 and 1996         (4,542,590)   (2,934,312)
                                                              -----------     ---------

        Benefits paid to participants per the
            Form 5500                                         $ 3,162,917     5,317,606
                                                              ===========     =========

                                                                      Schedule 1
                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

           Item 27a - Schedule of Assets Held for Investment Purposes
                         Investment at End of Plan Year

                                December 31, 1998

                                                                      PAR/NUMBER                                           FAIR
           ISSUER                             DESCRIPTION              OF SHARES     COUPON    MATURITY       COST         VALUE
           ------                             -----------              ---------     ------    --------       ----         -----
BancorpSouth, Inc.*                     Common stock                   4,274,485         --          --    $31,959,871   77,210,023
Participant loans                       Loans                                 --       6.50-   03/31/99-
                                                                                      10.00    12/04/03        107,759      107,759
U.S. Government                         Treasury note                    150,000      7.125    09/30/99        149,045      152,672
U.S. Government Agency                  Federal Home Loan Bank Note      150,000       7.25    10/30/02        150,004      151,032
U.S. Government Agency                  Federal Home Loan Bank Note      150,000      6.309    11/26/02        150,004      151,359
U.S. Government Agency                  Federal Home Loan Bank Note      200,000       6.06    05/05/03        200,006      201,626
U.S. Government Agency                  Federal Home Loan Bank Note      250,000       6.03    09/24/04        250,002      250,313
U.S. Government Agency                  Federal National Mortgage
                                           Association Note              200,000       6.55    04/21/05        200,015      200,248
U.S. Government Agency                  Federal National Mortgage
                                           Association Note              150,000       5.00    11/05/03        150,004      147,279
U.S. Government Agency                  Federal Farm Credit Bank         100,000       7.17    04/03/00        100,382      102,594
Montag & Caldwell
    Growth Fund                         Mutual fund                      222,163         --          --      3,887,139    6,631,557
Fidelity Institutional Short
    Intermediate Government Fund        Mutual fund                       26,781         --          --        250,018      253,084
Vanguard Bond Index                     Mutual fund                      205,397         --          --      2,000,142    2,109,425
Vanguard Intermediate
    Term Treasury                       Mutual fund                       24,311         --          --        250,018      270,826


*Both BancorpSouth and BancorpSouth Bank are parties-in-interest to the Plan.

See accompanying independent auditors' report.

                                                                      SCHEDULE 2

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                 Item 27d - Schedule of Reportable Transactions

                          Year ended December 31, 1998

                                                                          TOTAL
                                                       NUMBER OF        PURCHASE          SELLING           GAIN
             DESCRIPTION OF SECURITY                 TRANSACTIONS      PRICE/COST          PRICE           (LOSS)
------------------------------------------------     ------------     ------------     --------------  ---------------
Purchases:
    Common stock of BancorpSouth, Inc.*                       20      $ 2,025,651               --               --
    Mutual funds:
       Montag and Caldwell Growth Fund                         5          410,000               --               --
       Fidelity Institutional Short Intermediate
          Government Fund                                      1            5,000               --               --
       Vanguard Bond Index                                     1           40,000               --               --
       Vanguard Intermediate Term Treasury                     1            5,000               --               --
    Government Obligations Fund                              292        9,257,333               --               --
Sales:
    Common stock of BancorpSouth, Inc.                         1          216,250          517,500          301,250
    Mutual Funds:
       Montag and Caldwell Growth Fund                         7          265,710          455,000          189,290
    Government Obligations Fund                              181        9,151,591        9,151,591               --


*Both BancorpSouth and BancorpSouth Bank are parties-in-interest to the Plan.

See accompanying independent auditors' report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BANCORPSOUTH, INC.


DATE:  June 29, 1999                      /s/ L. Nash Allen, Jr.
                                          ----------------------
                                          L. Nash Allen, Jr.
                                          Treasurer and Chief Financial Officer