Form 10-Q
period 1999-06-30
BANCORPSOUTH INC
filed 1999-08-16
CIK 701853

<PAGE   1>
==========================================================================
                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-Q
==========================================================================

(Mark One)
/ X  / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1999
                               -------------------------------------------
                                       OR

/    / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------


Commission file number       0-10826
                       ---------------------------------------------------

                               BancorpSouth, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Mississippi                                        64-0659571
--------------------------------                     ---------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

One Mississippi Plaza, Tupelo, Mississippi                     38801
 (Address of principal executive offices)                   (Zip Code)

                                  662/680-2000
--------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes / X / No /   /
On August 10, 1999, the registrant had outstanding 57,238,854 shares of common stock, par value $2.50 per share.
<PAGE   2>
                              BANCORPSOUTH, INC.
                                  CONTENTS

PART I.  Financial Information                                           Page

         ITEM  1 Financial Statements (unaudited)
                 Consolidated Condensed Balance Sheets
                 June 30, 1999 and December 31, 1998....................   4

                 Consolidated Condensed Statements of Income and
                 Comprehensive Income (Loss)
                 Three and Six Months Ended June 30, 1999 and 1998......   5
                 Consolidated Condensed Statements of Cash Flows
                 Six Months Ended June 30, 1999 and 1998................   6

                 Notes to Consolidated Condensed Financial Statements...   7

         ITEM  2 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........  12

         ITEM  3 Quantitative and Qualitative Disclosures About
                 Market Risk............................................  19

PART II. Other Information

         ITEM  2 Changes in Securities and Use of Proceeds..............  20

         ITEM  4 Matters Submitted to a Vote of Security Holders........  20

         ITEM  6 Exhibits and Reports on Form 8-K ......................  21

                          FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might," "will," and "would." These forward-looking statements include, without limitation, those relating to the Company's liquidity, lending policy, capital resources, acquisitions and Year 2000 compliance. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, laws and regulations affecting financial institutions (including regulatory fees and capital requirements), ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, Year 2000 compliance, other factors generally understood to affect

<PAGE   3>

the financial results of financial service companies and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission.

<PAGE   4>
                                      PART I
                              FINANCIAL INFORMATION

                                     BANCORPSOUTH, INC.
                           Consolidated Condensed Balance Sheets
                                        (Unaudited)
                                                                    (In Thousands)
                                                             June 30,        December 31,
1999 1998
-----------       -----------
ASSETS
Cash and due from banks                                       $162,137          $179,909
Interest bearing deposits with other banks                      13,597             8,377
Held-to-maturity securities, at amortized cost                 840,834           647,846
Available-for-sale securities, at fair market value            501,980           587,456
Federal funds sold                                              32,000           123,210
Loans                                                        3,875,294         3,676,544
  Less:  Unearned discount                                      82,285            94,147
            Allowance for credit losses                         54,004            51,084
                                                            -----------       -----------
Net loans                                                    3,739,005         3,531,313
Mortgages held for sale                                         50,312            63,354
Premises and equipment, net                                    128,588           128,071
Other assets                                                   135,543           113,318
                                                            -----------       -----------
TOTAL ASSETS                                                $5,603,996        $5,382,854
                                                            ===========       ===========
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                               $666,711          $636,427
                  Interest bearing                           1,098,397         1,077,828
  Savings                                                      835,258           814,924
  Time                                                       2,100,262         2,058,153
                                                            -----------       -----------
Total deposits                                               4,700,628         4,587,332
Short-term borrowings                                          190,142            64,554
Long-term debt                                                 165,877           182,720
Other liabilities                                               67,543            80,682
                                                            -----------       -----------
TOTAL LIABILITIES                                            5,124,190         4,915,288

SHAREHOLDERS' EQUITY
Common stock                                                   143,261           143,261
Capital surplus                                                 90,858            91,130
Accumulated other comprehensive income                           3,098            11,174
Retained earnings                                              243,347           223,356
Less cost of shares held in treasury                              (758)           (1,355)
                                                            -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                     479,806           467,566
                                                            -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $5,603,996        $5,382,854
                                                            ===========       ===========

See accompanying notes to consolidated condensed financial statements.

<PAGE   5>

                                                       BANCORPSOUTH, INC.
                              Consolidated Condensed Statements of Income and Comprehensive Income (Loss)
                                                          (Unaudited)
                                                                              (In thousands except for per share amounts)
                                                                             Three months ended          Six months ended
                                                                         -----------------------  ------------------------
                                                                                  June 30                   June 30
                                                                              1999         1998         1999         1998
                                                                         ----------   ----------  -----------  -----------
INTEREST REVENUE:
Interest & fees on loans                                                   $81,156      $77,876     $160,472     $153,908
Deposits with other banks                                                      114          166          265          296
Interest on federal funds sold                                                 923        1,219        2,643        1,843
Interest on held-to-maturity securities:
  U. S. Treasury                                                             1,598        1,660        3,200        3,381
  U. S. Government agencies & corporations                                   7,133        7,750       12,493       14,568
  Obligations of states & political subdivisions                             2,589        2,408        5,229        4,684
Interest and dividends on available-for-sale securities                      6,828        8,395       14,528       16,934
Interest on mortgages held for sale                                            858          938        1,783        1,604
                                                                         ----------   ----------  -----------  -----------
  Total interest revenue                                                   101,199      100,412      200,613      197,218
                                                                         ----------   ----------  -----------  -----------
INTEREST EXPENSE:
Interest on deposits                                                        44,042       45,740       87,690       89,280
Interest on short-term borrowings                                              922          613        1,535        1,283
Other interest expense                                                       2,742        3,039        5,590        5,842
                                                                         ----------   ----------  -----------  -----------
  Total interest expense                                                    47,706       49,392       94,815       96,405
                                                                         ----------   ----------  -----------  -----------
  Net interest revenue                                                      53,493       51,020      105,798      100,813
Provision for credit losses                                                  3,607        3,443        6,670        7,174
  Net interest revenue, after provision for
                                                                         ----------   ----------  -----------  -----------
    credit losses                                                           49,886       47,577       99,128       93,639
                                                                         ----------   ----------  -----------  -----------
OTHER REVENUE:
Mortgage lending                                                             4,500        3,135        9,335        5,570
Trust income                                                                   872          840        1,753        1,701
Service charges                                                              6,216        5,861       11,918       11,709
Security gains (losses), net                                                  (280)           8        4,008          175
Life insurance income                                                          973          910        1,944        1,728
Other                                                                        7,202        5,625       13,622       11,998
                                                                         ----------   ----------  -----------  -----------
  Total other revenue                                                       19,483       16,379       42,580       32,881
                                                                         ----------   ----------  -----------  -----------
OTHER EXPENSE:
Salaries and employee benefits                                              22,214       19,340       43,572       39,460
Net occupancy expense                                                        2,914        2,577        5,776        5,271
Equipment expense                                                            4,069        3,828        8,332        7,615
Telecommunications                                                           1,538        1,175        2,936        2,344
Contributions                                                                  -            -          4,146          -
Other                                                                       14,336       12,494       29,208       24,121
                                                                         ----------   ----------  -----------  -----------
  Total other expense                                                       45,071       39,414       93,970       78,811
                                                                         ----------   ----------  -----------  -----------
  Income before income taxes                                                24,298       24,542       47,738       47,709
Income tax expense                                                           7,848        8,261       14,423       16,006
                                                                         ----------   ----------  -----------  -----------
  Net income                                                                16,450       16,281       33,315       31,703
Other comprehensive income (loss)                                           (1,472)         803       (8,076)         807
                                                                         ----------   ----------  -----------  -----------
  Comprehensive income                                                     $14,978      $17,084      $25,239      $32,510
                                                                         ==========   ==========  ===========  ===========
Earnings per share:  Basic                                                   $0.29        $0.28        $0.58        $0.56
                                                                         ==========   ==========  ===========  ===========
                                Diluted                                      $0.29        $0.28        $0.58        $0.55
                                                                         ==========   ==========  ===========  ===========

Dividends declared per common share                                          $0.12        $0.11        $0.24        $0.22
                                                                         ==========   ==========  ===========  ===========

See accompanying notes to consolidated condensed financial statements.

<PAGE   6>

                                     BANCORPSOUTH, INC.
                      Consolidated Condensed Statements of Cash Flows
                                       (Unaudited)
                                                                         (In Thousands)
                                                                        Six Months Ended
                                                                             June 30,
                                                                   --------------------------
                                                                        1999            1998
                                                                   ----------      ----------
                                                                   ----------      ----------
Net cash provided by operating activities                            $51,500         $35,576

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                        124,567         186,131
Proceeds from calls and maturities of
  available-for-sale securities                                      240,967          84,189
Proceeds from sales of
  available-for-sale securities                                       11,325          26,600
Purchases of  held-to-maturity securities                           (317,776)       (430,932)
Purchases of  available-for-sale securities                         (175,431)       (111,238)
Net (increase) decrease in short-term investments                     91,210         (61,386)
Net increase in loans                                               (212,027)       (241,584)
Purchases of premises and equipment                                   (9,282)        (11,601)
Other                                                                (17,633)        (15,404)
                                                                   ----------      ----------
Net cash used by investing activities                               (264,080)       (575,225)
                                                                   ----------      ----------

Financing activities:
Net increase in deposits                                             113,296         433,579
Net decrease in short-term
  borrowings and other liabilities                                    11,418        (128,499)
Increase (decrease) in long-term debt                                 88,156         119,389
Payment of cash dividends                                            (12,893)        (11,065)
Payment of cash dividends                                                                (85)
Exercise of stock options                                                 51             124
                                                                   ----------      ----------
Net cash provided by financing activities                            200,028         413,443
                                                                   ----------      ----------

Decrease in cash and cash equivalents                                (12,552)       (126,206)
Cash and cash equivalents at beginning of
  period                                                             188,286         322,187
                                                                   ----------      ----------
Cash and cash equivalents at end of period                          $175,734        $195,981
                                                                   ==========      ==========

See accompanying notes to consolidated condensed financial statements.

<PAGE   7>
                               BANCORPSOUTH, INC.
                Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
         PRINCIPALS OF CONSOLIDATION
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.
     The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services of Mississippi, Inc., BancorpSouth Insurance Services of Tennessee, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS
     The composition of the loan portfolio by collateral type is detailed below:

                                    June 30,                      December 31,
                               -----------------------------   ---------------
                                      1999            1998            1998
                               -------------  -------------    ---------------
                                                (in thousands)

Commercial and agricultural        $382,344        $394,244        $395,514
Consumer and installment            942,919         914,998         930,697
Real estate mortgage:
   1-4 Family                       965,515         895,028         916,909
   Other                          1,335,795       1,107,385       1,196,471
Lease financing                     221,363         193,014         210,559
Other                                27,358          22,384          26,394
                                 -----------     -----------     -----------
     Total                       $3,875,294      $3,527,053      $3,676,544
                                 ===========     ===========     ===========


<PAGE   8>

The following table presents information concerning non-performing loans:

                                               June 30,      December 31,
                                                  1999              1998
                                              ----------    -------------
                                                      (In thousands)

     Non-accrual loans                           $4,361           $6,629
     Loans 90 days or more past due               9,231           10,308
     Restructured loans                             103            1,038
                                              ----------    -------------
     Total non-performing loans                 $13,695          $17,975
                                              ==========    =============

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES
     The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:


                                                                   Year ended
                                 Six month periods ended June 30, December 31,
                                  ------------------------------- ------------
                                       1999             1998             1998
                                  ----------       ----------       ----------
                                                  (In thousands)

Balance at beginning of period     $51,084           $44,238          $44,238
Provision charged to expense         6,670             7,174           16,080
Recoveries                           1,017             1,433            2,774
Loans charged off                   (4,767)           (6,138)         (13,160)
Acquisitions                           -               1,152            1,152
                                   --------        ----------       ----------
Balance at end of period           $54,004           $47,859          $51,084
                                   ========        ==========       ==========

<PAGE   9>
NOTE 4 - PER SHARE DATA
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods as shown.


                                                      Three Months Ended June 30,
                         -------------------------------------------------------------------------------
1999 1998
                         ----------------------------------------  -------------------------------------
                              Income         Shares     Per Share   Income         Shares     Per Share
                            (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                            -----------  -------------  --------  -----------  -------------  --------
Basic EPS                                      (In thousands, except per share amounts)
Income available to
   common shareholders          $16,450         57,120    $0.29       $16,281         57,147    $0.28
                                                         =======                               =======

Effect of dilutive stock
  options                           -              415                    -              613
                              ---------     ----------              ---------       --------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise        $16,450         57,535    $0.29       $16,281         57,760    $0.28
                              =========     ==========   =======     ========       ========   =======

                                                       Six Months Ended June 30,
                          ------------------------------------------------------------------------------
                                             1999                                  1998
                          ---------------------------------------  -------------------------------------
                              Income         Shares     Per Share   Income         Shares     Per Share
                            (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)   Amount
                            -----------  -------------  --------  -----------  -------------  --------
Basic EPS                                    (In thousands, except per share amounts)
Income available to
   common shareholders          $33,315         57,101    $0.58       $31,703         56,526    $0.56
                                                         =======                               =======
Effect of dilutive stock
  options                                          428                                   621
                               ---------     ----------              ---------       --------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise        $33,315         57,529    $0.58       $31,703         57,147    $0.55
                               =========     ==========   =======     ========       ========   =======
        <PAGE  10>
NOTE 5 - COMPREHENSIVE INCOME
     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

                                                         Three months ended June 30,
                                          -------------------------------------------------------------
                                                       1999                             1998
                                          -------------------------------- ----------------------------
                                            Before       Tax        Net      Before     Tax       Net
                                              tax     (expense)   of tax      tax    (expense)  of tax
                                            amount     benefit    amount     amount   benefit   amount
                                                                    (In thousands)
Unrealized gains on securities:
 Unrealized gains (losses) arising
   during  holding period                   ($2,714)    $1,038    ($1,676)   $1,300     ($497)    $803
 Less:  Reclassification adjustment
    for gains realized in net income            331       (127)      $204       -         -        -
                                            --------    -------   --------   -------    ------   ------
Other Comprehensive Income (Loss)           ($2,383)      $911    ($1,472)   $1,300     ($497)    $803
                                            ========    =======   ========   =======    ======   ======

                                                           Six months ended June 30,
                                          -------------------------------------------------------------
                                                      1999                             1998
                                          -------------------------------  ----------------------------
                                           Before       Tax        Net      Before     Tax       Net
                                             tax     (expense)   of tax      tax    (expense)  of tax
                                           amount     benefit    amount     amount   benefit   amount
                                                                    (In thousands)
Unrealized gains on securities:
 Unrealized gains (losses) arising
   during  holding period                   ($9,144)    $3,497    ($5,647)   $1,466     ($561)    $905
 Less:  Reclassification adjustment
    for gains realized in net income         (3,934)     1,505    ($2,429)     (159)       61     ($98)
                                           --------    -------   --------   -------    ------   ------
Other Comprehensive Income (Loss)          ($13,078)    $5,002    ($8,076)   $1,307     ($500)    $807
                                           ========    =======   ========   =======    ======   ======


NOTE 6 - BUSINESS COMBINATIONS
On February 26, 1999, the Company completed its merger with The HomeBanc Corporation. The Company issued approximately 2.1 million shares of common stock in the merger that was accounted for as a pooling of interests. The Company's financial statements for all periods presented include the consolidated accounts of The HomeBanc Corporation.
On June 30, 1999, the Company completed its merger with the Stewart Sneed Hewes Group. The Company issued approximately 1.3 million shares of common stock in the merger that was accounted for as a pooling of interests. The Company's financial statements for all periods presented include the consolidated accounts of the Stewart Sneed Hewes Group.

NOTE 7 - RECENT PRONOUNCEMENTS
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement will be adopted

<PAGE  11>

for the year 2001 and is not expected to have a material effect on the Company's financial condition or results of operations.

NOTE 8 - STOCK SPLIT
A two-for-one stock split effected in the form of a 100% stock dividend was paid on May 15, 1998. Certain 1998 information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.


NOTE 9 - SEGMENT REPORTING
     The Company's principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services and other activities not allocated to community banking.

     Results of operations and selected financial information by operating segment for the three month periods ended June 30, 1999 and 1998 are presented below:

                                                       Community Banking  General Corporate        Total
                                                       -----------------  -----------------  -----------------
Three Months Ended June 30, 1999                                          (In thousands)
Results of Operations
Net interest revenue                                        $  40,500          $12,993              $53,493
Provision for credit losses                                     3,016              591                3,607
                                                          ------------     ------------         ------------
Net interest income after provision for credit losses          37,484           12,402               49,886
Other revenue                                                   9,336           10,147               19,483
Other expense                                                  34,205           10,866               45,071
                                                          ------------     ------------         ------------
Income before income taxes                                     12,615           11,683               24,298
Income taxes                                                    4,075            3,773                7,848
                                                          ------------     ------------         ------------
Net income                                                      8,540            7,910               16,450
Selected Financial Information
Identifiable Assets                                         5,006,516          597,480            5,603,996
Depreciation & amortization                                     3,496              386                3,882

Three Months Ended June 30, 1998
Results of Operations
Net interest revenue                                        $  38,599          $12,421              $51,020
Provision for credit losses                                     3,046              397                3,443
                                                          ------------     ------------         ------------
Net interest income after provision for credit losses          35,553           12,024               47,577
Other revenue                                                   8,007            8,372               16,379
Other expense                                                  29,866            9,548               39,414
                                                          ------------     ------------         ------------
Income before income taxes                                     13,694           10,848               24,542
Income taxes                                                    4,610            3,651                8,261
                                                          ------------     ------------         ------------
Net income                                                      9,084            7,197               16,281
Selected Financial Information
Identifiable Assets                                         4,774,710          547,699            5,322,409
Depreciation & amortization                                     3,204              365                3,569

<PAGE  12>

     Results of operations and selected financial information by operating segment for the six month periods ended June 30, 1999 and 1998 are presented below:

                                                       Community Banking  General Corporate        Total
                                                       -----------------  -----------------  -----------------
Six Months Ended June 30, 1999                                             (In thousands)
Results of Operations
Net interest revenue                                        $  79,470          $26,328             $105,798
Provision for credit losses                                     5,457            1,213                6,670
                                                          ------------     ------------         ------------
Net interest income after provision for credit losses          74,013           25,115               99,128
Other revenue                                                  22,377           20,203               42,580
Other expense                                                  72,801           21,169               93,970
                                                          ------------     ------------         ------------
Income before income taxes                                     23,589           24,149               47,738
Income taxes                                                    7,127            7,296               14,423
                                                          ------------     ------------         ------------
Net income                                                     16,462           16,853               33,315
Selected Financial Information
Identifiable Assets                                         5,006,515          597,481            5,603,996
Depreciation & amortization                                     7,101              752                7,853

Six Months Ended June 30, 1998
Results of Operations
Net interest revenue                                        $  75,840          $24,973             $100,813
Provision for credit losses                                     5,783            1,391                7,174
                                                          ------------     ------------         ------------
Net interest income after provision for credit losses          70,057           23,582               93,639
Other revenue                                                  16,823           16,058               32,881
Other expense                                                  60,305           18,506               78,811
                                                          ------------     ------------         ------------
Income before income taxes                                     26,575           21,134               47,709
Income taxes                                                    8,916            7,090               16,006
                                                          ------------     ------------         ------------
Net income                                                     17,659           14,044               31,703
Selected Financial Information
Identifiable Assets                                         4,774,710          547,699            5,322,409
Depreciation & amortization                                     6,465              671                7,136

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 1999 and 1998, found elsewhere in this report.

RESULTS OF OPERATIONS
---------------------
Net Income
----------
     The Company's net income for the second quarter of 1999 was $16.45 million, an increase of 1.0% from $16.28 million in the second quarter of 1998. For the first six months of 1999, net income was $33.32 million, an increase of 5.1% from $31.70 million for the same period in 1998. Basic and diluted earnings per common share for the second quarter of 1999 were $0.29, compared to basic and diluted earnings per common share of $0.28 for the same period of 1998. For the six months ended June 30, 1999, basic and diluted earnings per share were $0.58 compared to basic earnings per share of $0.56 and diluted earnings per share of $0.55 for the first six months of 1998. The

<PAGE  13>

annualized returns on average assets for the second quarter of 1999 and 1998 were 1.20% and 1.25%, respectively. For the six months ended June 30, 1999 and 1998, the annualized returns on average assets were 1.23% and 1.24%, respectively.

Net Interest Revenue
--------------------
     Net interest revenue, the difference between interest earned on assets and the cost of interest-bearing liabilities, is the largest component of the Company's net income. For purposes of this discussion, all interest revenue has been adjusted to a fully taxable equivalent basis. The primary items of concern in managing net interest revenue are the mix and maturity balance between interest-sensitive assets and liabilities.
     Net interest revenue was $54.41 million for the three months ended June 30, 1999, compared to $52.19 million for the same period in 1998, representing
an increase of 4.3%.   For the first six months of 1999 and 1998, net interest
revenue was $108.58 million and $103.06 million, respectively, representing an increase of 5.4%. Earning assets averaged $5.13 billion in the second quarter of 1999, compared with $4.89 billion in the second quarter of 1998,
representing an increase of 4.9%.   Earnings assets for the first six months
of 1999 averaged $5.09 billion compared to $4.80 in 1998, representing an increase of 6.0%. Average interest-bearing liabilities were $4.33 billion in the second quarter of 1999 compared with $4.16 billion in the second quarter of 1998, representing an increase of 4.1%. Average interest-bearing liabilities were $4.30 billion for the first six months of 1999 compared to $4.09 billion for the same period in 1998, representing an increase of 5.1%.
     Net interest revenue, expressed as a percentage of average earning assets, was 4.26% for the second quarter of 1999 as compared to 4.28% for the same period of 1998 and 4.30% for the first six months of 1999 compared to 4.33% for the same period in 1999.

Provision for Credit Losses
---------------------------
     The provision for credit losses is the cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. Future additions to the allowance may be necessary based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.
     The provision for credit losses totaled $3.61 million for the second quarter of 1999 compared to $3.44 million for the same period of 1998, representing an increase of 4.9%. For the six-month periods ended June 30, 1999 and 1998, the provision for credit losses totaled $6.67 million and $7.17 million, respectively, representing a decrease of 7.0%. The decrease in provision for the first six months of 1999 as compared to the same period of 1998 reflects a corresponding decrease in net charge-offs during the first six months of 1999 as compared to the same period in 1998.

<PAGE  14>

Other Revenue
-------------
     Other revenue for the quarter ended June 30, 1999, totaled $19.48 million compared to $16.38 million for the same period of 1998, an increase of 19.0%. For the six months ended June 30, 1999 and 1998, other revenue was $42.58 million and $32.88 million respectively. Revenue from mortgage lending activities increased significantly during the second quarter and six months ended June 30, 1999 when compared to the same periods of 1998. Market conditions during the first six months of 1999 allowed for the recovery of previously recorded impairment of $2.4 million related to the Company's mortgage servicing rights.
     The Company established a charitable foundation in the first quarter of 1999. Appreciated equity securities were contributed by the Company to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million reflected in the results for the six months ended June 30, 1999.

Other Expense
-------------
     Other expense totaled $45.07 million for the second quarter of 1999, a 14.4% increase from $39.41 million the same period of 1998. For the six months ended June 30, 1999, other expenses totaled $93.97 million, a 19.23% increase from $78.81 million for the same period in 1999. A significant component of this increase for the six months ended June 30, 1999, was the contribution by the Company of appreciated equity securities with an aggregate market value of approximately $4.15 million in connection with the Company's establishment of a charitable foundation during the first quarter of 1999, as discussed in "Other Revenue" above.
     A significant change in other expense relates to the Company's stock option plans, expense for which is reported in the Company's financial statements under the line item "salaries and employee benefits". Certain of the stock option plans contain a provision for stock appreciation rights
(SARs) which require the recognition of expense for Company stock price appreciation or a reduction of expense in the event of a decline in the stock price. As a result of an increase in the Company's stock price, expense of approximately $1.2 million was recorded in the second quarter of 1999. This compares to a reduction in expense of $417,000 during the second quarter of 1998. For the six months ended June 30, 1999, expense related to the Company's stock option plans of $49,000 was recorded compared to a reduction in expense of approximately $1.2 million during the first six months of 1998.
     The Company also recorded merger-related expense of $1.2 million during the first six months of 1999 related to the mergers with The HomeBanc Corporation and the Stewart Sneed Hewes Group. The charge to operating expense consisted of termination and change of control payments ($0.5 million), professional fees ($0.7 million) and miscellaneous cost ($0.05 million). At June 30, 1999, accrued merger-related expenses totaled approximately $940,000 related to all recently completed mergers.
     The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

<PAGE  15>

Income Tax
----------
     Income tax expense was $7.85 million and $8.26 million for the second quarters of 1999 and 1998, respectively. For the six month period ended June 30, 1999, income tax expense was $14.42 million compared to $16.01 million for the same period in 1998. The decrease for the first six months of 1999 was due to the $1.6 million tax benefit related to the establishment of a charitable foundation discussed in "Other Revenue" and "Other Expense" above.


FINANCIAL CONDITION
-------------------
Earning Assets
--------------
     The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 1999 were $5.23 billion, or 93.4% of total assets, compared with $5.01 billion, or 93.1%, at December 31, 1998.
     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 1999 were $840.8 million compared with $647.8 million at the end of 1998, a 29.8% increase. Available-for-sale securities were $502.0 million at June 30, 1999, compared to $587.5 million at December 31, 1998.
     The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $3.79 billion at June 30, 1999, which represents a 5.9% increase from the December 31, 1998 total of $3.58 billion.
     At June 30, 1999, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans because management currently does not have serious doubt as to the borrowers' ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.
     The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both

<PAGE  16>

well secured and in the process of collection. Non-performing loans were 0.36% of all loans outstanding at June 30, 1999 and 0.50% at December 31, 1998.

Allowance for Credit Losses
---------------------------
     The Company attempts to maintain the allowance for credit losses at a level which, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining probable losses in specific credits and considering the current risks associated with lending functions such as current economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to record changes to the allowance based on their judgments about information available to them at the time of their examination.
     Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the dates indicated.

                                                       June 30,                                                    December 31,
                                      --------------------------------------------------------------- ----------------------------
                                                   1999                            1998                            1998
                                      ------------------------------  ------------------------------- ----------------------------
                                        ALLOWANCE          % OF         ALLOWANCE          % OF         ALLOWANCE         % OF
                                          FOR            LOANS TO         FOR            LOANS TO         FOR           LOANS TO
                                      CREDIT LOSSES    TOTAL LOANS    CREDIT LOSSES    TOTAL LOANS    CREDIT LOSSES   TOTAL LOANS
                                      ------------- --------------    -------------    -----------    -------------   -----------
                                                                              (dollars in thousands)
Commercial and agricultural               $4,406           9.87%          $4,304          11.18%          $3,989         10.76%
Consumer and installment                  22,361          24.33%          18,423          25.94%          19,182         25.31%
Real estate mortgage                      24,126          59.38%          22,376          56.78%          24,956         57.48%
Lease financing                            2,934           5.71%           2,590           5.47%           2,802          5.73%
Other                                        177           0.71%             166           0.63%             155          0.72%
                                      ------------- --------------    -------------    -----------    -------------   -----------
     Total                               $54,004         100.00%         $47,859         100.00%         $51,084        100.00%
                                      ============= ==============    =============    ===========    =============   ===========

<PAGE  17>

     The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                                         Twelve months ended
                                                              Six months ended June 30,         December 31,
                                                           ------------------------------
                                                                 1999               1998               1998
                                                           -----------        -----------      -------------
                                                                              (dollars in thousands)
Balance, beginning of period                                  $51,084            $44,238            $44,238

Loans charged off:
Commercial and agricultural                                      (114)              (406)            (1,493)
Consumer & installment                                         (4,338)            (4,441)            (9,462)
Real estate mortgage                                             (300)            (1,247)            (2,130)
Lease financing                                                   (15)               (44)               (75)
                                                           -----------        -----------      -------------
  Total loans charged off                                      (4,767)            (6,138)           (13,160)
                                                           -----------        -----------      -------------

Recoveries:
Commercial and agricultural                                       141                274                422
Consumer & installment                                            773                959              2,029
Real estate mortgage                                               83                181                303
Lease financing                                                    20                 19                 20
                                                           -----------        -----------      -------------
  Total recoveries                                              1,017              1,433              2,774
                                                           -----------        -----------      -------------

Net charge-offs                                                (3,750)            (4,705)           (10,386)

Provision charged to operating expense                          6,670              7,174             16,080
Acquisitions                                                      -                1,152              1,152
                                                           -----------        -----------      -------------
Balance, end of period                                        $54,004            $47,859            $51,084
                                                           ===========        ===========      =============
Average loans for period                                   $3,675,447         $3,336,436         $3,424,008
                                                           ===========        ===========      =============
RATIOS:
Net charge offs to average loans-annualized                      0.20%              0.28%              0.30%
                                                           ===========        ===========      =============

Deposits and Other Interest-bearing Liabilities
-----------------------------------------------
     Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the second quarter of 1999 were $4.70 billion as compared to $4.59 billion at December 31, 1998, representing a 2.5% increase. Non-interest bearing deposits increased by $30.3 million, or 4.8%, while interest-bearing deposits grew $83.0 million, or 2.1% from December 31, 1998 to June 30, 1999.

LIQUIDITY
---------
     Liquidity is the ability of the Company to fund the needs of its bor rowers, depositors and creditors. The Company's traditional sources of

<PAGE  18>

liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet liquidity needs for normal operations.
     The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
-----------------
     The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 1999, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 11.63% and 12.92%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.41% at June 30, 1999, compared to the required minimum Tier 1 leverage capital ratio of 3%.
     The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

YEAR 2000
---------
     The Company is addressing issues associated with the potential inability of computer systems, and technology or equipment utilizing embedded computer chips, to properly recognize and process date-sensitive information relating to dates after December 31, 1999. Many computer programs were designed to utilize two digits, rather than four, in the date field, and may experience system failures, interruptions or miscalculations when processing information relating to the Year 2000 and beyond.
     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. During 1997, the Company developed a plan to deal with the Year 2000 problem and established a Year 2000 committee that consists of representatives from the major functional areas of the Company. The committee has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issue, and to remediate potential Year 2000 compliance issues. The Company's internal efforts address information technology systems and functions with embedded computer chips. Functions with embedded computer chips include such things as vaults, security systems, elevators and heating and cooling systems. External efforts deal with material business partners, including customers, vendors, suppliers and utility providers. The Company is conducting its Year 2000 efforts in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Reports are given to senior management and to the Board
of Directors.   The Company met FFIEC guidelines for financial institutions by substantially completing testing of its in-house mission critical systems by December 31, 1998 and met the March 31, 1999 guideline for testing third party service bureau systems. The Company will continue testing throughout 1999. The Company believes that with the modifications of existing systems and the conversion to new systems as discussed above, the remaining Year 2000 compliance issues will be resolved on a timely basis and any related costs

<PAGE 19>

will not have a material impact on the Company's operations, cash flows or financial condition in future periods.
     As of June 30, 1999, the Company had incurred a total of approximately $850,000 in additional external costs related to Year 2000 issues, and anticipates incurring an additional approximately $600,000 in external costs. The Company is expensing all costs associated with the Year 2000 as the costs are incurred. Such costs are primarily related to third party programming resources that are used for all mainframe-based application modifications.
In 1998, the Company completed a major system upgrade of its core computer mainframe systems and application subsystems, which was designed in part to address Year 2000 compliance with respect to these in-house mission critical applications. The Company anticipates that this system upgrade will result in approximately $850,000 in additional annual software maintenance. The Company do not separately track the internal cost incurred related to Year 2000 compliance efforts. Such costs are principally the related payroll costs for the Company's information systems group.
     Year 2000 related risks include the Company's inability to access and process data and information, excessive cash withdrawals at year-end 1999, out-of-service ATMSs, failure of time locks and security systems, the inability to meet customers' demand for cash and the inability to process electronic transactions for the Company and its customers. These risks also include those associated with the Company's business partners, such as customers, vendors, suppliers and utility providers, and their ability to effectively address their own Year 2000 issues, including failure of voice and data communication systems, failure of utility providers such as water, gas and electricity, delayed cash couriers and inaccessibility of external data sources. The Company will continue to evaluate the most likely reasonably likely worst case scenario related to the Year 2000.
     The Company has developed contingency plans to address Year 2000 issues that may arise. The Company intends to continue refining and testing these plans. The Company's contingency plans include items such as having an alternative source of power for our corporate operations center in the event that commercial power sources experience outages, providing paper based reports to our network of branches to allow customer service in the event of telephone or data line outages, and the use of remote item processing sites in dispersed geographical areas to allow for continued processing of customer transactions. There can be no assurance that the Company's Year 2000 remediation efforts will be timely or successful, or that its Year 2000 contingency plans will prevent or mitigate malfunctions, disruptions or system failure related to Year 2000.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three months ended June 30, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report or Form 10-K for the year ended December 31, 1998.

<PAGE  20>
                                     PART II
                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------------------------------------
     In April 1999, the Company conveyed an aggregate of 5,451 shares of the Company's common stock to non-employee directors of the Company and BancorpSouth Bank under the Company's Director Stock Plan, in payment of director fees. These shares were conveyed in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     The annual meeting of shareholders of the Company was held on Tuesday, April 27, 1999. At this meeting, the following matters were voted upon by the Company's shareholders:
(a) Election of Class II Directors
------------------------------
     W. G. Holliman, Jr., A. Douglas Jumper, Turner O. Lashlee and Alan W. Perry were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 2002 or until their respective successors are elected and qualified. The vote was as follows:

                            Votes Cast         Votes Cast        Abstentions/
Name                         in Favor      Against or Withheld     Non Votes
                           ------------    -------------------   ------------
W. G. Holliman, Jr.         44,566,148          291,528                0
A. Douglas Jumper           44,562,915          294,761                0
Turner O. Lashlee           44,552,193          305,483                0
Alan W. Perry               44,375,342          482,334                0

     The following directors continued in office following the meeting:

Name                       Term Expires
----                       ------------
S. H. Davis                    2000
Hassell H. Franklin            2000
Fletcher H. Goode, M.D.        2000
Travis E. Staub                2000
Lowery A. Woodall              2000
Aubrey B. Patterson            2001
Andrew R. Townes, D.D.S.       2001

<PAGE 21>
 (b) Selection of Independent Auditors
     ---------------------------------

     The shareholders of the Company ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 by the following vote:

     Votes Cast          Votes Cast          Abstentions/
      in Favor     Against or Withheld        Non Votes
     ----------    -------------------       ------------
     44,487,837           168,546               201,293




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
(27.1)  Financial Data Schedule for the periods ended June 30, 1999.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.


<PAGE  22>

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     BancorpSouth, Inc.
                                        ----------------------------------
               (Registrant)



DATE:  August  13, 1999                 /S/ L. Nash Allen, Jr.
                                        ----------------------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and
                                        Chief Financial Officer