Form 10-Q
period 1999-09-30
BANCORPSOUTH INC
filed 1999-11-15
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   ----------------------------------------

                                   FORM 10-Q
(Mark One)
/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/  /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ----------------    to    ----------------

                  ----------------------------------------

                    Commission file number       0-10826

                  ----------------------------------------

                             BancorpSouth, Inc.
          (Exact name of registrant as specified in its charter)

Mississippi
64-0659571
(State or other jurisdiction of
incorporation or organization)
(IRS Employer Identification No.)


One Mississippi Plaza, Tupelo,
Mississippi
38801
(Address of principal executive
offices)
(Zip Code)

                               (662) 680-2000
           (Registrant's telephone number, including area code)

                               NOT APPLICABLE
           (Former name, former address, and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  /X /  No /  /
On November 10, 1999, the registrant had outstanding 57,190,175 shares of common stock, par value $2.50 per share.



                               BANCORPSOUTH, INC.
                                   CONTENTS

PART I.   Financial Information                                      Page
          ITEM  1.  Financial Statements (unaudited)

                    Consolidated Condensed Balance Sheets
                    September 30, 1999 and December 31, 1998           3

                    Consolidated Condensed Statements of Income and Comprehensive Income
                    Three and Nine months ended
                    September 30, 1999 and 1998                        4

                    Consolidated Condensed Statements of Cash Flows
                    Nine months ended September 30, 1999 and 1998      5

                    Notes to Consolidated Condensed Financial
                    Statements                                         6
          ITEM  2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     11
          ITEM 3.   Quantitative and Qualitative Disclosures About
                    Market Risk                                       18
PART II.     Other Information
          ITEM 6.     Exhibits and Reports on Form 8-K                19

                            FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might," "will," and "would." These forward-looking statements include, without limitation, those relating to the Company's liquidity, allowance for loan losses, lending policy, capital resources, acquisitions and Year 2000 compliance. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, economic conditions, government fiscal and monetary policies, changes in prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, laws and regulations affecting financial institutions (including regulatory fees and capital requirements), ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, Year 2000 compliance, other factors generally understood to affect the financial results of financial service companies and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission.


<PAGE   3>



                                            PART I
                                     FINANCIAL INFORMATION

                                       BANCORPSOUTH, INC.
                             Consolidated Condensed Balance Sheets
                                         (Unaudited)
                                                              September 30,   December 31,
                                                                     1999            1998
                                                              ------------    ------------
                                                                      (In Thousands)
ASSETS
Cash and due from banks                                          $160,490        $179,909
Interest bearing deposits with other banks                         13,116           8,377
Held-to-maturity securities, at amortized cost                    816,336         647,846
Available-for-sale securities, at fair market value               460,370         587,456
Federal funds sold                                                 71,500         123,210
Loans                                                           4,013,141       3,676,544
  Less:  Unearned discount                                         79,376          94,147
            Allowance for credit losses                            55,253          51,084
                                                              ------------    ------------
Net loans                                                       3,878,512       3,531,313
Mortgages held for sale                                            41,929          63,354
Premises and equipment, net                                       128,522         128,071
Other assets                                                      138,629         113,318
                                                              ------------    ------------
TOTAL ASSETS                                                   $5,709,404      $5,382,854
                                                              ============    ============

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                  $599,268        $636,427
                  Interest bearing                              1,095,332       1,077,828
  Savings                                                         830,960         814,924
  Time                                                          2,206,840       2,058,153
                                                              ------------    ------------
Total deposits                                                  4,732,400       4,587,332
Short-term borrowings                                             251,347          64,554
Long-term debt                                                    153,217         182,720
Other liabilities                                                  84,035          80,682
                                                              ------------    ------------
TOTAL LIABILITIES                                               5,220,999       4,915,288

SHAREHOLDERS' EQUITY
Common stock                                                      143,261         143,261
Capital surplus                                                    90,858          91,130
Accumulated other comprehensive income                              1,843          11,174
Retained earnings                                                 254,059         223,356
Less cost of shares held in treasury                               (1,616)         (1,355)
                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                        488,405         467,566
                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $5,709,404      $5,382,854
                                                              ============    ============

See accompanying notes to consolidated condensed financial statements.




<PAGE   4>

                                                         BANCORPSOUTH, INC.
                                Consolidated Condensed Statements of Income and Comprehensive Income
                                                            (Unaudited)

                                                                            Three months ended             Nine months ended
                                                                               September 30                  September 30
                                                                      -------------------------   ---------------------------
                                                                           1999           1998           1999           1998
                                                                      ----------    -----------   ------------   ------------
                                                                            (In thousands except for per share amounts)
INTEREST REVENUE:
Interest & fees on loans                                                $84,474        $80,198       $244,946       $234,106
Deposits with other banks                                                   138            130            403            426
Interest on federal funds sold                                              417            901          3,060          2,744
Interest on held-to-maturity securities:
  U. S. Treasury                                                          1,152          1,650          4,352          5,031
  U. S. Government agencies & corporations                                7,937          6,389         20,430         20,957
  Obligations of states & political subdivisions                          2,390          2,420          7,619          7,104
Interest and dividends on available-for-sale securities                   6,931          8,153         21,459         25,087
Interest on mortgages held for sale                                         884            996          2,667          2,600
                                                                      ----------    -----------   ------------   ------------
  Total interest revenue                                                104,323        100,837        304,936        298,055
                                                                      ----------    -----------   ------------   ------------
INTEREST EXPENSE:
Interest on deposits                                                     44,543         45,721        132,233        135,001
Interest on short-term borrowings                                         1,246            772          2,781          2,055
Other interest expense                                                    3,868          3,029          9,458          8,871
                                                                      ----------    -----------   ------------   ------------
  Total interest expense                                                 49,657         49,522        144,472        145,927
                                                                      ----------    -----------   ------------   ------------
  Net interest revenue                                                   54,666         51,315        160,464        152,128
Provision for credit losses                                               4,112          5,089         10,782         12,263
                                                                      ----------    -----------   ------------   ------------
  Net interest revenue, after provision for
    credit losses                                                        50,554         46,226        149,682        139,865
                                                                      ----------    -----------   ------------   ------------
OTHER REVENUE:
Mortgage lending                                                          3,034          2,714         12,369          8,284
Trust income                                                              1,050            918          2,803          2,619
Service charges                                                           6,512          6,107         18,430         17,816
Security gains (losses), net                                                 77             70          4,085            245
Life insurance income                                                     1,016            951          2,960          2,679
Other                                                                     6,902          5,413         20,524         17,411
                                                                      ----------    -----------   ------------   ------------
  Total other revenue                                                    18,591         16,173         61,171         49,054
                                                                      ----------    -----------   ------------   ------------
OTHER EXPENSE:
Salaries and employee benefits                                           21,340         18,388         64,912         57,848
Net occupancy expense                                                     3,071          2,874          8,847          8,145
Equipment expense                                                         4,374          3,874         12,706         11,489
Telecommunications                                                        1,311          1,187          4,247          3,531
Contributions                                                                -              -           4,146             -
Other                                                                    12,526         13,756         41,734         37,877
                                                                      ----------    -----------   ------------   ------------
  Total other expense                                                    42,622         40,079        136,592        118,890
                                                                      ----------    -----------   ------------   ------------
  Income before income taxes                                             26,523         22,320         74,261         70,029
Income tax expense                                                        8,943          7,759         23,366         23,765
                                                                      ----------    -----------   ------------   ------------
  Net income                                                             17,580         14,561         50,895         46,264
Other comprehensive income (loss)                                         1,256          2,339         (9,331)         3,146
                                                                      ----------    -----------   ------------   ------------
  Comprehensive income                                                  $18,836        $16,900        $41,564        $49,410
                                                                      ==========    ===========   ============   ============

Earnings per share:  Basic                                                $0.31          $0.26          $0.89          $0.82
                                                                      ==========    ===========   ============   ============
                     Diluted                                              $0.31          $0.25          $0.88          $0.81
                                                                      ==========    ===========   ============   ============

Dividends declared per common share                                       $0.12          $0.11          $0.36          $0.33
                                                                      ==========    ===========   ============   ============

See accompanying notes to consolidated condensed financial statements.




<PAGE   5>

                                       BANCORPSOUTH, INC.
                    Consolidated Condensed Statements of Cash Flows
                                          (Unaudited)
                                                                       (In Thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1999             1998
                                                                -----------     ------------
Net cash provided by operating activities                          $90,596          $71,171
                                                                -----------     ------------

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                      159,559          477,148
Proceeds from calls and maturities of
  available-for-sale securities                                    293,353          115,083
Proceeds from sales of
  held-to-maturity securities                                        9,040               -
Proceeds from sales of
  available-for-sale securities                                     21,810           26,600
Purchases of  held-to-maturity securities                         (337,489)        (536,681)
Purchases of  available-for-sale securities                       (197,972)         (95,421)
Net decrease (increase) in short-term investments                   51,710          (28,462)
Net increase in loans                                             (354,268)        (356,047)
Purchases of premises and equipment                                (13,380)         (14,129)
Proceeds from sale of premises and equipment                         1,193              986
Other                                                              (21,259)         (44,068)
                                                                -----------     ------------
Net cash used by investing activities                             (387,703)        (454,991)
                                                                -----------     ------------

Financing activities:
Net increase in deposits                                           145,068          249,984
Net increase (decrease) in short-term
  borrowings and other liabilities                                 187,247         (116,536)
(Decrease) increase in long-term debt                              (29,503)         117,994
Acquisition of treasury stock                                         (857)            (603)
Payment of cash dividends                                          (19,579)         (15,972)
Exercise of stock options                                               51              130
                                                                -----------     ------------
Net cash provided by financing activities                          282,427          234,997
                                                                -----------     ------------

Decrease in cash and cash equivalents                              (14,680)        (148,823)
Cash and cash equivalents at beginning of
  period                                                           188,286          322,187
                                                                -----------     ------------
Cash and cash equivalents at end of period                        $173,606         $173,364
                                                                ===========     ============

See accompanying notes to consolidated condensed financial statements.





<PAGE   6>
                               BANCORPSOUTH, INC.
               Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1998, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

                                               September 30,          December 31,
                                      ---------------------------     ------------
                                            1999            1998            1998
                                      -----------     -----------     ------------
                                                     (In thousands)
Commercial and agricultural             $379,032        $411,504        $395,514
Consumer and installment                 979,248         948,006         930,697
Real estate mortgage:
   1-4 Family                          1,005,741         906,938         916,909
   Other                               1,383,016       1,147,551       1,196,471
Lease financing                          238,910         197,108         210,559
Other                                     27,194          27,706          26,394
                                      -----------     -----------     ------------
     Total                            $4,013,141      $3,638,813      $3,676,544
                                      ===========     ===========     ============






<PAGE   7>
The following table presents information concerning non-performing loans:

                                         September 30,      December 31,
                                              1999               1998
                                         -------------      ------------
                                                   (In thousands)
Non-accrual loans                             $4,565            $6,629
Loans 90 days or more past due                11,108            10,308
Restructured loans                                93             1,038
                                         -------------      ------------
Total non-performing loans                   $15,766           $17,975
                                         =============      ============

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:


                                           Nine month periods             Year ended
                                           Ended September 30,           December 31,
                                     -----------------------------      -------------
                                          1999               1998               1998
                                     ----------         ----------        -----------
                                                         (In thousands)
Balance at beginning of period         $51,084            $44,238            $44,238
Provision charged to expense            10,782             12,263             16,080
Recoveries                               1,509              2,305              2,774
Loans charged off                       (8,122)            (9,423)           (13,160)
Acquisitions                               -                1,152              1,152
                                     ----------         ----------        -----------
Balance at end of period               $55,253            $50,535            $51,084
                                     ==========         ==========        ===========






<PAGE   8>
NOTE 4 - PER SHARE DATA

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


                                                                   Three Months Ended September 30,
                              ----------------------------------------------------------------------------------------------------
                                                          1999                                             1998
                              ---------------------------------------------------  -----------------------------------------------
                                      Income           Shares         Per Share        Income           Shares         Per Share
                                    (Numerator)    (Denominator)       Amount        (Numerator)    (Denominator)       Amount
                                  -------------    -------------    ------------     -----------    -------------     -----------
                                                               (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders                 $17,580           57,133           $0.31         $14,561           56,553           $0.26
                                                                     ===========                                       ==========

Effect of dilutive stock
  options                                  -                399            -                                 569
                                  -------------    -------------                     -----------    -------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise               $17,580           57,532           $0.31         $14,561           57,122           $0.25
                                  =============    =============    ============     ===========    =============     ===========


                                                                   Nine Months Ended September 30,
                               ----------------------------------------------------------------------------------------------------
                                                          1999                                             1998
                               ---------------------------------------------------  -----------------------------------------------
                                      Income           Shares         Per Share        Income           Shares         Per Share
                                    (Numerator)    (Denominator)       Amount        (Numerator)    (Denominator)       Amount
                                  -------------    -------------    ------------     -----------    -------------     -----------
                                                               (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders                 $50,895           57,112           $0.89         $46,264           56,535           $0.82
                                                                     ===========                                       ==========

Effect of dilutive stock
  options                                  -                418                             -                604
                                  -------------    -------------                     -----------    -------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise               $50,895           57,530           $0.88         $46,264           57,139           $0.81
                                  =============    =============    ============     ===========    =============     ===========




<PAGE   9>
NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

                                                                        Three months ended September 30,
                                                ---------------------------------------------------------------------------------
                                                                1999                                      1998
                                                ---------------------------------------   ---------------------------------------
                                                 Before          Tax           Net         Before          Tax           Net
                                                   tax        (expense)      of tax          tax        (expense)      of tax
                                                 amount        benefit       amount        amount        benefit       amount
                                                -----------    -----------   ----------   -----------   -----------   -----------
                                                                                 (In thousands)
Unrealized gains on securities:
 Unrealized gains (losses) arising
   during  holding period                           $2,024         ($774)       $1,250        $3,813       ($1,459)       $2,354
 Less:  Reclassification adjustment
    for gains realized in net income                    10            (4)            6           (25)           10           (15)
                                                -----------    -----------   ----------   -----------   -----------   -----------
Other Comprehensive Income (Loss)                   $2,034         ($778)       $1,256        $3,788       ($1,449)       $2,339
                                                ===========    ===========   ==========   ===========   ===========   ===========

                                                                         Nine months ended September 30,
                                                ---------------------------------------------------------------------------------
                                                               1999                                      1998
                                                ---------------------------------------   ---------------------------------------
                                                 Before          Tax           Net         Before          Tax           Net
                                                   tax        (expense)      of tax          tax        (expense)      of tax
                                                 amount        benefit       amount        amount        benefit       amount
                                                -----------    -----------   ----------   -----------   -----------   -----------
                                                                                (In thousands)
Unrealized gains on securities:
 Unrealized gains (losses) arising
   during  holding period                         ($11,187)       $4,279       ($6,908)       $5,167       ($1,976)       $3,191
 Less:  Reclassification adjustment
    for gains realized in net income                (3,924)        1,501        (2,423)          (73)           28           (45)
                                                -----------    -----------   ----------   -----------   -----------   -----------
Other Comprehensive Income (Loss)                 ($15,111)       $5,780       ($9,331)       $5,094       ($1,948)       $3,146
                                                ===========    ===========   ==========   ===========   ===========   ===========

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

NOTE 7 - RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement will be adopted for the year 2001 and is not expected to have a material effect on the Company's financial condition or results of operations.




<PAGE  10>
NOTE 8 - STOCK SPLIT

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

Results of operations and selected financial information by operating segment for the three month periods ended September 30, 1999 and 1998 are presented below:

                                                                                        General
                                                                       Community       Corporate
                                                                        Banking        and Other         Total
                                                                   -------------     -----------   ------------
                                                                                    (In thousands)
Three Months Ended September 30, 1999
Results of Operations
Net interest revenue                                                   $41,247         $13,419         $54,666
Provision for credit losses                                              2,866           1,246           4,112
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                   38,381          12,173          50,554
Other revenue                                                           12,679           5,912          18,591
Other expense                                                           34,272           8,350          42,622
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                              16,788           9,735          26,523
Income taxes                                                             5,660           3,283           8,943
---------------------------------------------------------------------------------------------------------------
Net income                                                              11,128           6,452          17,580
Selected Financial Information
Identifiable assets                                                  5,105,710         603,694       5,709,404
Depreciation & amortization                                              3,690             380           4,070

Three Months Ended September 30, 1998
Results of Operations
Net interest revenue                                                   $38,764         $12,551         $51,315
Provision for credit losses                                              4,787             302           5,089
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                   33,977          12,249          46,226
Other revenue                                                           11,237           4,936          16,173
Other expense                                                           32,849           7,230          40,079
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                              12,365           9,955          22,320
Income taxes                                                             4,298           3,461           7,759
---------------------------------------------------------------------------------------------------------------
Net income                                                               8,067           6,494          14,561
Selected Financial Information
Identifiable assets                                                  4,619,639         544,703       5,164,342
Depreciation & amortization                                              3,233             315           3,548




<PAGE  11>
Results of operations and selected financial information by operating segment for the nine month periods ended September 30, 1999 and 1998 are presented below:

                                                                                        General
                                                                       Community       Corporate
                                                                        Banking        and Other         Total
                                                                    -------------     -----------   ------------
                                                                                     (In thousands)
Nine Months Ended September 30, 1999
Results of Operations
Net interest revenue                                                  $120,654         $39,810        $160,464
Provision for credit losses                                              8,324           2,458          10,782
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                  112,330          37,352         149,682
Other revenue                                                           32,178          28,993          61,171
Other expense                                                          105,227          31,365         136,592
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                              39,281          34,980          74,261
Income taxes                                                            12,359          11,007          23,366
---------------------------------------------------------------------------------------------------------------
Net income                                                              26,922          23,973          50,895
Selected Financial Information
Identifiable Assets                                                  5,091,735         617,669       5,709,404
Depreciation & amortization                                             10,760           1,162          11,922

Nine Months Ended September 30, 1998
Results of Operations
Net interest revenue                                                  $114,732         $37,396        $152,128
Provision for credit losses                                             10,570           1,693          12,263
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                  104,162          35,703         139,865
Other revenue                                                           25,211          23,843          49,054
Other expense                                                           91,222          27,668         118,890
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                              38,151          31,878          70,029
Income taxes                                                            12,947          10,818          23,765
---------------------------------------------------------------------------------------------------------------
Net income                                                              25,204          21,060          46,264
Selected Financial Information
Identifiable Assets                                                  4,610,926         553,416       5,164,342
Depreciation & amortization                                              9,678           1,006          10,684

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 1999 and 1998, found elsewhere in this report.

RESULTS OF OPERATIONS
---------------------
Net Income
----------

The Company's net income for the third quarter of 1999 was $17.58 million, an increase of 20.7% from $14.56 million in the third quarter of 1998. For the first nine months of 1999, net income was $50.90 million, an increase of 10.0% from $46.26 million for the same period in 1998. Basic and diluted earnings per common share for the third quarter of 1999 were $0.31, compared to basic and diluted earnings per common share of $0.26 and $0.25, respectively, for



<PAGE  12>
the same period of 1998. For the nine months ended September 30, 1999, basic earnings per share were $0.89 compared to basic earnings per share of $0.82 for the first nine months of 1998, while diluted earnings per share were $0.88 for the first nine months of 1999 compared to $0.81 for the first nine months of 1998. The annualized returns on average assets for the third quarter of 1999 and 1998 were 1.25% and 1.12%, respectively. For the nine months ended September 30, 1999 and 1998, the annualized returns on average assets were 1.23% and 1.20%, respectively.

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

Net interest revenue was $55.89 million for the three months ended September 30, 1999, compared to $52.26 million for the same period in 1998, representing
an increase of 7.0%.   For the first nine months of 1999 and 1998, net
interest revenue was $164.48 million and $155.32 million, respectively, representing an increase of 5.9%. Earning assets averaged $5.25 billion in the third quarter of 1999, compared with $4.87 billion in the third quarter of
1998, representing an increase of 7.8%.   Earnings assets for the first nine
months of 1999 averaged $5.15 billion compared to $4.82 billion for the same period in 1998, representing an increase of 6.7%. Average interest-bearing liabilities were $4.47 billion in the third quarter of 1999 compared with $4.14 billion in the third quarter of 1998, representing an increase of 7.9%. Average interest-bearing liabilities were $4.36 billion for the first nine months of 1999 compared to $4.11 billion for the same period in 1998, representing an increase of 6.1%.

Net interest revenue, expressed as a percentage of average earning assets, was 4.22% for the third quarter of 1999 as compared to 4.25% for the same period of 1998, and 4.27% for the first nine months of 1999 as compared to 4.30% for the same period in 1998.

Provision for Credit Losses
---------------------------

The provision for credit losses is the cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. Future additions to the allowance for credit losses may be necessary based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.



<PAGE  13>

The provision for credit losses totaled $4.11 million for the third quarter of 1999 compared to $5.09 million for the same period of 1998, representing a decrease of 19.2%. For the nine month periods ended September 30, 1999 and 1998, the provision for credit losses totaled $10.78 million and $12.26 million, respectively, representing a decrease of 12.1%. The decrease in provision for the third quarter and the first nine months of 1999 as compared to the same periods of 1998 reflects the decrease in net charge-offs and the decrease in non-performing loans during the third quarter and first nine months of 1999 as compared to the same periods in 1998.

Other Revenue
-------------

Other revenue for the quarter ended September 30, 1999, totaled $18.59 million compared to $16.17 million for the same period of 1998, an increase of 15.0%. For the nine months ended September 30, 1999 and 1998, other revenue was $61.17 million and $49.05 million, respectively, representing an increase of $12.12 million or 24.7%. Revenue from mortgage lending activities increased 11.8% and 49.3% during the three and nine months ended September 30, 1999 when compared to the same periods of 1998. Market conditions during the first nine months of 1999 allowed for the recovery of previously recorded impairment of $3.0 million related to the Company's mortgage servicing rights.

The Company established a charitable foundation in the first quarter of 1999. Appreciated equity securities were contributed by the Company to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million, which are reflected in the results for the nine months ended September 30, 1999.

Other Expense
-------------

Other expense totaled $42.62 million for the third quarter of 1999, a 6.3% increase from $40.08 million for the same period of 1998. For the nine months ended September 30, 1999, other expense totaled $136.59 million, a 14.88% increase from $118.89 million for the same period in 1999. A significant component of this increase for the nine months ended September 30, 1999 was the contribution by the Company of appreciated equity securities with an aggregate market value of approximately $4.15 million in connection with the Company's establishment of a charitable foundation during the first quarter of 1999, as discussed in "Other Revenue" above.

A significant change in other expense relates to the Company's stock option plans, expense for which is reported in the Company's financial statements as a component of the line item "salaries and employee benefits." Certain of the Company's stock option plans contain a provision for stock appreciation rights
(SARs) which require the recognition of expense for Company stock price appreciation or a reduction of expense in the event of a decline in the Company's stock price. As a result of a decrease in the Company's stock price, a reduction in salaries and employee benefits expense of approximately $662,000 was recorded in the third quarter of 1999. This compares to a reduction in expense of $1.6 million during the third quarter of 1998. For the nine months ended September 30, 1999, a reduction in salaries and employee benefits expense related to the Company's stock option plans of $613,000 was recorded, compared to a reduction in expense of approximately $2.8 million



<PAGE  14>
during the first nine months of 1998.

The Company also recorded merger-related expense of $1.2 million during the first nine months of 1999 related to the mergers with The HomeBanc Corporation and the Stewart Sneed Hewes Group. The charge to operating expense consisted of termination and change of control payments ($0.5 million), professional fees ($0.7 million) and miscellaneous cost ($0.05 million). At September 30, 1999, accrued merger-related expenses totaled approximately $557,000, which related to all recently completed mergers.

The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.


Income Tax
----------

Income tax expense was $8.94 million and $7.76 million for the third quarters of 1999 and 1998, respectively. For the nine month period ended September 30, 1999, income tax expense was $23.37 million compared to $23.77 million for the same period in 1998. The decrease for the first nine months of 1999 was due to the $1.6 million tax benefit related to the establishment of a charitable foundation discussed in "Other Revenue" and "Other Expense" above.

FINANCIAL CONDITION
-------------------

Earning Assets
--------------

The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 1999 were $5.34 billion, or 93.5% of total assets, compared with $5.01 billion, or 93.1%, at December 31, 1998.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 1999 were $816.3 million, compared with $647.8 million at the end of 1998, a 26.0% increase. Available-for-sale securities were $460.4 million at September 30, 1999, compared to $587.5 million at December 31, 1998, a 21.6% decrease.

The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Company's loan officers, real estate broker referrals, mortgage loan companies, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $3.93 billion at September 30, 1999, which represents a 9.8% increase from the December 31, 1998 total of $3.58 billion.

At September 30, 1999, the Company did not have any concentrations of loans in



<PAGE  15>
excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as potential problem loans because management currently does not have serious doubt as to the borrowers' ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.

The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.40% of all loans outstanding at September 30, 1999 and 0.50% of all loans outstanding at December 31, 1998.


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

Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors, but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the dates indicated.

                                                       September 30,                                    December 31,
                            ---------------------------------------------------------------     -----------------------------
                                          1999                              1998                              1998
                            -----------------------------     -----------------------------     -----------------------------
                              ALLOWANCE          % OF           ALLOWANCE          % OF           ALLOWANCE          % OF
                                 FOR            LOANS TO           FOR            LOANS TO           FOR            LOANS TO
                            CREDIT LOSSES     TOTAL LOANS     CREDIT LOSSES     TOTAL LOANS     CREDIT LOSSES     TOTAL LOANS
                            -------------     -----------     -------------     -----------     -------------     -----------
                                                                     (dollars in thousands)
Commercial and agricultural     $4,465           9.44%           $4,206           11.31%           $3,989           10.76%
Consumer and installment        22,532          24.40%           19,784           26.05%           19,182           25.31%
Real estate mortgage            25,048          59.53%           23,462           56.46%           24,956           57.48%
Lease financing                  3,024           5.95%            2,923            5.42%            2,802            5.73%
Other                              184           0.68%              160            0.76%              155            0.72%
                            -------------     -----------     -------------     -----------     -------------     -----------
     Total                     $55,253         100.00%          $50,535          100.00%          $51,084          100.00%
                            -------------     -----------     -------------     -----------     -------------     -----------




<PAGE  16>
The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                             Nine Months ended          Twelve months ended
                                                               September 30,                December 31,
                                                      --------------------------------  -------------------
                                                             1999              1998               1998
                                                      --------------    --------------    ---------------
                                                                         (dollars in thousands)
Balance, beginning of period                                $51,084           $44,238            $44,238

Loans charged off:
Commercial and agricultural                                    (179)             (567)            (1,493)
Consumer & installment                                       (7,187)           (6,981)            (9,462)
Real estate mortgage                                           (741)           (1,800)            (2,130)
Lease financing                                                 (15)              (75)               (75)
                                                      --------------    --------------    ---------------
  Total loans charged off                                    (8,122)           (9,423)           (13,160)
                                                      --------------    --------------    ---------------

Recoveries:
Commercial and agricultural                                     156               381                422
Consumer & installment                                        1,184             1,666              2,029
Real estate mortgage                                            139               238                303
Lease financing                                                  30                20                 20
                                                      --------------    --------------    ---------------
  Total recoveries                                            1,509             2,305              2,774
                                                      --------------    --------------    ---------------

Net charge-offs                                              (6,613)           (7,118)           (10,386)

Provision charged to operating expense                       10,782            12,263             16,080
Acquisitions                                                    -               1,152              1,152
                                                      --------------    --------------    ---------------
Balance, end of period                                      $55,253           $50,535            $51,084
                                                      ==============    ==============    ===============

Average loans for period                                $ 3,738,389       $ 3,383,971        $ 3,424,008
                                                      ==============    ==============    ===============

RATIOS:
Net charge offs to average loans-annualized                    0.24%             0.28%              0.30%
                                                      ==============    ==============    ===============

Deposits and Other Interest-bearing Liabilities
-----------------------------------------------

Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the third quarter of 1999 were $4.73 billion as compared to $4.59 billion at December 31, 1998, representing a 3.2% increase. Non-interest bearing demand deposits decreased by $37.2 million, or 5.8%, while interest-bearing demand, savings and time deposits grew $182.2 million, or 4.6%, from December 31, 1998 to September 30, 1999.

LIQUIDITY
---------

Liquidity is the ability of the Company to fund the needs of its borrowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. During 1999, the Company is also using short-term borrowings from the Federal Home Loan Bank to meet potential short-term liquidity requirements as evidenced by the 289% increase in short-term



<PAGE  17>
borrowing at September 30, 1999 as compared to December 31, 1998. Management believes these sources are adequate to meet the Company's liquidity needs for normal operations.

The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
-----------------

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 1999, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 11.49% and 12.80%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.35% at September 30, 1999, compared to the required minimum Tier 1 leverage capital ratio of 3%.

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

The Company has utilized both internal and external resources to identify, correct or reprogram, and test its systems for Year 2000 compliance. During 1997, the Company developed a plan to deal with the Year 2000 problem and established a Year 2000 committee that consists of representatives from the major functional areas of the Company. The committee has conducted a comprehensive review of the Company's computer systems to identify the systems that could be affected by the Year 2000 issue, and to remediate potential Year 2000 compliance issues. The Company's internal efforts address information technology systems and functions with embedded computer chips. Functions with embedded computer chips include such things as vaults, security systems, elevators and heating and cooling systems. External efforts deal with material business partners, including customers, vendors, suppliers and utility providers. The Company is conducting its Year 2000 efforts in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Reports are given to senior management and to the Board of
Directors.   The Company met FFIEC guidelines for financial institutions by substantially completing testing of its in-house mission critical systems by December 31, 1998 and met the March 31, 1999 guideline for testing third party service bureau systems. The Company will continue testing throughout 1999.



<PAGE  18>
The Company believes that with the modifications of existing systems and the conversion to new systems, the remaining Year 2000 compliance issues will be resolved on a timely basis and any related costs will not have a material impact on the Company's operations, cash flows or financial condition in future periods.

As of September 30, 1999, the Company had incurred a total of approximately $1,050,000 in additional external costs related to Year 2000 issues, and anticipates incurring approximately $300,000 in additional external costs.
The Company is expensing all costs associated with the Year 2000 as the costs are incurred. Such costs are primarily related to third party programming resources that are used for all mainframe-based application modifications. In 1998, the Company completed a major system upgrade of its core computer mainframe systems and application subsystems, which was designed in part to address Year 2000 compliance with respect to these in-house mission critical applications. The Company anticipates that this system upgrade will result in approximately $850,000 in additional annual software maintenance. The Company does not separately track the internal costs incurred related to Year 2000 compliance efforts. Such costs are principally the related payroll costs for the Company's information systems group.

Year 2000 related risks include the Company's inability to access and process data and information, excessive cash withdrawals at year-end 1999, out-of-service ATMs, failure of time locks and security systems, the inability to meet customers' demand for cash and the inability to process electronic transactions for the Company and its customers. These risks also include those associated with the Company's business partners, such as customers, vendors, suppliers and utility providers, and their ability to effectively address their own Year 2000 issues, including failure of voice and data communication systems, failure of utility providers such as water, gas and electricity, delayed cash couriers and inaccessibility of external data sources. The Company will continue to evaluate the most likely worst case scenario related to the Year 2000.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.





<PAGE  19>
PART II
OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits
(27.1)  Financial Data Schedule for the periods ended September 30, 1999.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.






<PAGE  20>
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BancorpSouth, Inc.
                                        ----------------------
                                        (Registrant)

DATE:  November 12, 1999                /S/ L. Nash Allen, Jr.
                                        ----------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and
                                        Chief Financial Officer