Form 10-K
period 1999-12-31
BANCORPSOUTH INC
filed 2000-03-29
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended  December 31, 1999 or
                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to ___________

Commission file number  0-10826
                        -------

                               BancorpSouth, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Mississippi                               64-0659571
 -------------------------------           -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          One Mississippi Plaza
           Tupelo, Mississippi                            38804
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (662) 680-2000
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
              Title of Each Class                         Which Registered
              -------------------                         ----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

(Cover Page Continued on Next Page)

 (Continued from Cover Page)

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000, was approximately $821,846,000 based on the closing sale price as reported on the New York Stock Exchange on such date.

         On January 31, 2000, the registrant had outstanding 57,204,183 shares of Common Stock, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders to be held May 2, 2000, are incorporated by reference into Part III of this Report.

                               BANCORPSOUTH, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1999
                                    CONTENTS


PART I

Item     1.    Business...............................................................................     4
Item     2.    Properties.............................................................................    17
Item     3.    Legal Proceedings .....................................................................    18
Item     4.    Submission of Matters to a Vote of Security Holders....................................    18

PART II

Item     5.    Market for the Registrant's Common Stock and Related Stockholder Matters...............    18
Item     6.    Selected Financial Data................................................................    19
Item     7.    Management's Discussion and Analysis of Financial Condition and Results of Operation...    21
Item     7A.   Quantitative and Qualitative Disclosures About Market Risk.............................    31
Item     8.    Financial Statements and Supplementary Data............................................    33
Item     9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    57

PART III

Item     10.   Directors and Executive Officers of the Registrant.....................................    58
Item     11.   Executive Compensation.................................................................    59
Item     12.   Security Ownership of Certain Beneficial Owners and Management.........................    59
Item     13.   Certain Relationships and Related Transactions.........................................    59

PART IV

Item     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    60

PART I
Item 1. - Business

General

         BancorpSouth, Inc. (the "Company") is a bank holding company with commercial banking and financial services operations in Mississippi, Tennessee and Alabama. Its principal subsidiary is BancorpSouth Bank (the "Bank"). The Company's principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

Description of Business

         The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 167 offices in 87 municipalities or communities in 50 counties throughout Mississippi, western Tennessee and parts of Alabama. The Bank has grown through the acquisition of other banks, the purchase of assets from federal regulators and through the opening of new branches and offices. In addition, the Bank operates investment services, consumer finance, credit life insurance and insurance agency subsidiaries. At December 31, 1999, the Bank had total deposits of approximately $4.82 billion and total assets of approximately $5.78 billion.

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

         The Company offers a variety of services through the Bank's trust department of its subsidiary bank, including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.

         At December 31, 1999, the Company and its subsidiaries employed 2,606 persons. The Company and its subsidiaries are not a party to any collective bargaining agreements, and employee relations are considered to be good.

Competition

         Vigorous competition exists in all major areas where the Company is engaged in business. The Bank competes for available loans and depository accounts with state and national commercial banks as well as savings and loan associations, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies. None of these competitors is dominant in the entire area served by the Bank.

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

         The Company is a bank holding company and is registered as such under the Bank Holding Company Act of 1956 with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is subject to regulation and supervision by the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such other information as it may require. The Federal Reserve may also conduct examinations of the Company.

         The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates. Dividends to shareholders are paid from dividends paid to the Company by the Bank, which are subject to regulation by the Mississippi Department of Banking and Consumer Finance (the "Mississippi Department").

         The Bank is incorporated under the banking laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws. The Bank is subject to the supervision of the Mississippi Department and to regular examinations by that department. The deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The Bank is not a member of the Federal Reserve.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") permits, among other things, the acquisition by bank holding companies of savings associations, irrespective of their financial condition, and increased the deposit insurance premiums for banks and savings associations. FIRREA also provides that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a bank holding company such as the Company if it were to acquire another federally insured financial institution), arising as a result of their status as a shareholder of a reimbursing financial institution.

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

         The Company is required to comply with the risk-based capital guidelines established by the FRB, and to other tests relating to capital adequacy which the Federal Reserve adopts from time to time. See Note 19 of Notes to Consolidated Financial Statements included in this report.

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

         The federal Gramm-Leach-Bliley Act of 1999 (the "GLBA") was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits bank holding companies to elect to become a "financial holding company," which would expand the powers of the bank holding company. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company's depository subsidiaries must be both well capitalized and well managed, and must have at least a satisfactory rating under the Community Reinvestment Act. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act provisions and the availability of financial holding company powers became effective on March 11, 2000. The GLBA establishes the Federal Reserve as the umbrella regulator of financial holding companies, with subsidiaries of the financial holding company being more specifically regulated by other regulatory authorities, such as the Securities and Exchange Commission, the Commodity Futures Trading Commission and state securities and insurance regulators, based upon the subsidiaries' particular activities. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of the personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act. Management believes that the Company currently meets the requirements to make an election to become a financial holding company under the GLBA; however, management is considering the operational flexibility and other benefits, and the increased regulation, expense and other disadvantages, associated with becoming a financial holding company, and has not yet determined whether the Company will make an election to become a financial holding company.

         The Community Reinvestment Act of 1997 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit need of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 1999, the Company had a "satisfactory" CRA rating.

         The Equal Credit Opportunity Act requires non-discrimination in banking services. The federal enforcement agencies have recently cited institutions for red-lining (refusing to extend credit to residents of a specific geographic area known to be comprised predominantly of minorities) or reverse red-lining (extending credit to minority applicants on terms less favorable than those offered to non-minority applicants). Violations can result in the assessment of substantial civil penalties.

         The Bank's insurance subsidiaries are regulated by the insurance regulatory authorities and applicable laws and regulations of the states in which they operate.

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

Commercial Lending

         The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing and agricultural loans. A broad range of short-to-medium term commercial loans, both secured and unsecured are made available to businesses for working capital (including inventory and receivables), business expansion

(including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. At times, the Company also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

         Commercial loans are granted based on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower's ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property, although such loans may also be made infrequently on an unsecured basis. Generally, the Bank requires personal guaranties of its commercial loans to offset the risks associated with such loans.

         The Bank has very little exposure as an agricultural lender. Crop production loans are either fully supported by the collateral and financial strength of the borrower, or else a 90% loan guaranty is obtained through the Farmers Home Administration on such loans.

Residential Consumer Lending

         A portion of the Bank's lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank's primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank's traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Bank offers construction loans, second mortgages home improvement loans and home equity lines of credit. The Bank has received an "outstanding" CRA rating from the FDIC Company after its most recent examination.

         The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to solvent and competent contractors on both a pre-sold and a "speculation" basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans have certain risks, including the viability of the contractor, the contractor's ability to complete the project and changes in interest rates.

         In most cases, the Bank will sell its mortgage loans of 15 or more years in term in the secondary market. The sale to the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients' demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. After the sale of a loan, the Bank's only involvement is to act as a servicing agent.

         The Bank in most cases requires title, fire, extended casualty insurance, and, where required by applicable regulations, flood insurance to be obtained by the borrower. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a "due on sale" clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sales clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

Non-Residential Consumer Lending

         Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at major universities and community colleges in the Bank's market areas. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

         The Bank also issues credit cards solicited on the basis of applications received through referrals from the Bank's branch networks. The Bank generally has a small portfolio of credit card receivables outstanding. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income ratios, similar to the credit policies applicable to other personal consumer loans. Historically, the Bank believes that its credit card losses have been well-below industry norms.

         Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration with preference given to borrowers in the Bank's market area.

Other Financial Services

         The Bank's consumer finance subsidiaries extend consumer loans to individuals and entities that may not satisfy the Bank's lending standards, and operate in 51 offices located in 51 communities in Mississippi, Tennessee and Alabama.

         The Bank's insurance service subsidiaries serve as agents in the sale of title, life, automobile, homeowners, farmowners and other commercial insurance policies, and operate in 94 offices in Mississippi, Tennessee and Alabama. On June 30, 1999, Stewart Sneed Hewes, Inc. and its affiliated companies merged with one of the Bank's insurance services subsidiaries. Founded in 1905, Stewart Sneed Hewes specialized in commercial lines of insurance and offered a full line of property and casualty, life, health and employee benefits products and services. Stewart Sneed Hewes was one of the largest insurance brokerage organizations in Mississippi. Headquartered in Gulfport, Mississippi, Stewart Sneed Hewes operated in 6 communities in Mississippi.

         The Bank's investment services subsidiary provides brokerage, investment advisory and asset management services, and operates in 8 communities in Mississippi, Tennessee and Alabama.

         See Note 20 to the Company's Consolidated Financial Statements included elsewhere in the Report for financial information about each segment of the Company, as defined by generally accepted accounting principles.

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

         The Board of Directors of the Bank concentrates its efforts and resources, and that of its management and lending officials, on loan review and underwriting policies. Loan status and monitoring is handled through the Bank's Loan Administration Department. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions, and periodic Asset Quality Rating Committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for substandard loans. The results of loan reviews are reported to the audit committee of the Company's and the Bank's Board of Directors. Combined, these components are integral elements of the Bank's loan program, which has resulted in its loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

Selected Statistical Information

         Set forth in this section below is certain selected statistical information relating to the Company's business.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differentials

         See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Net Interest Revenue" included herein for information regarding the distribution of assets, liabilities and shareholders' equity, and interest rates and interest differentials.


Analysis of Changes in Effective Interest Differential

         See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Net Interest Revenue" included herein for information regarding the analysis of changes in effective interest differential.

Investment Portfolio

Held-to-Maturity Securities

         The following table shows the amortized cost of held-to-maturity securities at December 31, 1999, 1998 and 1997:

                                                  December 31,
                                      ------------------------------------
                                        1999          1998          1997
                                      --------      --------      --------
                                                 (In thousands)
U. S. Treasury securities             $ 60,971      $103,012      $109,013
U. S. Government agency
  securities                           560,350       333,866       288,711
Taxable obligations of states
  and political subdivisions             6,041         2,295         8,131
Tax exempt obligations of states
  and political subdivisions           213,392       212,408       169,037
Other securities                            --            --            15
                                      --------      --------      --------
                  TOTAL               $840,754      $651,581      $574,907
                                      ========      ========      ========

         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                         December 31, 1999
                       ------------------------------------------------------
                                         U.S.
                          U.S.        GOVERMENT     STATES &         WEIGHTED
                        TREASURY       AGENCY       POLITICAL         AVERAGE
                       SECURITIES    SECURITIES   SUBDIVISIONS         YIELD
                       ----------    ----------   ------------         -----
                                         (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year               $38,955      $ 48,564      $ 21,898            6.08%
Maturing after one
  year but within
  five years              22,016       384,367       113,412            5.94%
Maturing after five
  years but within
  ten years                   --       117,531        60,529            6.68%
Maturing after ten
  years                       --         9,888        23,594            7.29%
                         -------      --------      --------
TOTAL                    $60,971      $560,350      $219,433
                         =======      ========      ========

         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

         The following table shows the book value of available-for-sale securities at December 31, 1999, 1998 and 1997:

                                                  December 31,
                                      ------------------------------------
                                        1999          1998          1997
                                      --------      --------      --------
                                                 (In thousands)
U. S. Treasury securities             $ 66,024      $106,225      $143,948
U. S. Government agency
  securities                           195,990       335,506       318,963
Taxable obligations of states
  and political subdivisions             6,415         5,739         1,229
Tax exempt obligations of states
  and political subdivisions            32,330        38,696        18,034
Other securities                        44,525        97,574        55,306
                                      --------      --------      --------
                  TOTAL               $345,284      $583,740      $537,480
                                      ========      ========      ========

         The following table shows the maturities and weighted average yields as of the end of the latest period for each investment category presented above:

                                             December 31, 1999
                        ---------------------------------------------------------------
                                        U.S.
                           U.S.      GOVERMENT      STATES &                   WEIGHTED
                         TREASURY      AGENCY      POLITICAL      OTHER       AVERAGE
                        SECURITIES   SECURITIES   SUBDIVISIONS  SECURITIES      YIELD
                        ----------   ----------   ------------  ----------      -----
                                                 (In thousands)
PERIOD TO MATURITY:
Maturing within
  one year               $12,235      $ 20,933      $ 1,017      $ 5,843         6.16%
Maturing after one
  year but within
  five years              48,510        94,000        4,577       13,521         6.22%
Maturing after five
  years but within
  ten years                5,279        61,842       15,021       23,461         6.64%
Maturing after ten
  years                       --        19,215       18,130        1,700         6.95%
                         -------      --------      -------      -------
TOTAL                    $66,024      $195,990      $38,745      $44,525
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

                                                             DECEMBER 31,
                              --------------------------------------------------------------------------
                                 1999            1998            1997            1996            1995
                              ----------      ----------      ----------      ----------      ----------
                                                            (In thousands)
Commercial &
  agricultural (1)            $  371,169      $  395,514      $  369,427      $  322,658      $  299,920
Consumer & installment           978,013         930,698         898,348         818,091         774,012
Real estate mortgage (2)       2,514,573       2,113,380       1,819,396       1,640,755       1,519,718
Lease financing                  254,868         210,559         172,821         149,582         122,290
Other                             12,795          26,393          26,005          20,483          23,062
                              ----------      ----------      ----------      ----------      ----------
Total gross loans             $4,131,418      $3,676,544      $3,285,997      $2,951,569      $2,739,002
                              ==========      ==========      ==========      ==========      ==========

(1)      Including $11,731,000, $16,864,000, $16,691,000, $18,731,000 and
         $19,637,000 in 1999, 1998, 1997, 1996 and 1995, respectively, of loans classified as agricultural.

(2)      Including $63,038,000, $49,214,000, $44,249,000, $42,672,000 and
         $36,448,000 in 1999, 1998, 1997, 1996 and 1995, respectively, of loans secured by or relating to agricultural land.

Maturity Distribution of Loans

         The maturity distribution of the Company's loan portfolio is one factor in management's evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of gross loans of the Company as of December 31, 1999.


                             ONE YEAR         ONE TO         AFTER
                             OR LESS        FIVE YEARS     FIVE YEARS
                            ----------      ----------     ----------
                                          (In thousands)
Commercial
  & agricultural            $  191,841      $  152,194      $ 27,134
Consumer & installment         430,284         538,472         9,257
Real estate mortgages          842,592       1,269,488       402,493
Lease financing                 80,047         162,011        12,810
Other                           10,073           2,467           255
                            ----------      ----------      --------
Total gross loans           $1,554,837      $2,124,632      $451,949
                            ==========      ==========      ========

Sensitivity of Loans to Changes in Interest Rates

         The interest sensitivity of the Company's loans is important in the management of effective interest differential. The Company attempts to manage the relationship between the rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest sensitivity of the Company's gross loans as of December 31, 1999.

                                                     December 31, 1999
                                                --------------------------
                                                   FIXED         VARIABLE
                                                   RATE            RATE
                                                ----------        --------
                                                      (In thousands)
Loan Portfolio
           Due after one year                   $2,330,022        $246,559

                                                ----------        --------

Non-accrual, Past Due and Restructured Loans

         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $5,150,000, $6,629,000, $5,179,000, $6,593,000 and
$3,696,000 at December 31, 1999, 1998, 1997, 1996 and 1995, respectively. The aggregate principal balance of restructured loans was $91,000, $713,000, $1,097,000, $1,812,000 and $281,000 at December 31, 1999, 1998, 1997, 1996 and
1995, respectively. The total amount of interest earned on non-performing loans was approximately $126,000, $153,000, $58,000, $42,000 and $70,000 in 1999,
1998, 1997, 1996 and 1995, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $361,000, $385,000, $263,000, $373,000 and $112,000 in 1999, 1998, 1997, 1996 and 1995,
respectively. Accruing loans which were contractually past due 90 days or more for years ended December 31, 1999, 1998, 1997, 1996 and 1995, amounted to $14,378,000, $10,308,000, $8,659,000, $6,687,000 and $6,203,000, respectively.

         Loans considered impaired, under Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 1999 and 1998 was $5,790,000 and $8,643,000, respectively, with a valuation reserve of $2,176,000 and $3,223,000, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $6,207,000 and $9,187,000, respectively.

         The Company's policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

         In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 1999, no loans were known to be potential problem loans.

         At December 31, 1999, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company's market area.

Summary of Loan Loss Experience

         In the normal course of business, the Company assumes risks in extending credit. The Company manages these risks through its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict loan losses with certainty, management continuously reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.

         Constant attention to the quality of the loan portfolio is achieved by a formal loan review process. The Board of Directors of the Bank has appointed a Loan Loss Reserve Valuation Committee (the Committee) which is responsible for ensuring that the allowance for loan and leases losses (ALLL) provides coverage of both known and inherent losses. The Committee considers estimates of loss for individually-analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of ALLL. The Committee meets a least quarterly to determine the amount of additions to the ALLL. The Committee is composed of senior management from Loan Administration, Lending and Finance. In each period, the Committee bases the ALLL on its loan classification system as well as an analysis of general economic and business trends in our region and nationally.

         A key input for determining the amount of the ALLL is the Company's loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the loan officer at origination that serves as a basis for the credit analysis of the entire portfolio. Periodically, loan officers review the status of each credit and update its grading. The gradings assigned by the loan officer are reviewed by an independent Loan Review Department (Loan Review). Loan Review is responsible for reviewing the credit rating and classification of individual credits. They also assess trends in the overall portfolio, adherence to internal credit policies and Loan Administration procedures and other factors that may affect the overall adequacy of the ALLL. Throughout this on-going process, management and the Committee are advised of the condition of individual loans and of the quality profile of the entire loan portfolio for consideration in establishing the ALLL.

         Any loan or portion thereof which is classified as "loss" by regulatory examiners or which is determined by management to be uncollectible because of such factors as the borrower's failure to pay interest or principal, the borrower's financial condition, economic conditions in the borrower's industry, or the inadequacy of underlying collateral, is charged off.

         The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the present and potential risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans and economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

         The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

                                         1999                1998               1997                1996                1995
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                   ALLOW     % OF      ALLOW     % OF      ALLOW      % OF     ALLOW     % OF     ALLOW      % OF
                                    FOR     LOANS TO    FOR    LOANS TO     FOR     LOANS TO    FOR    LOANS TO     FOR    LOANS TO
                                   CREDIT    TOTAL     CREDIT    TOTAL    CREDIT     TOTAL    CREDIT     TOTAL    CREDIT     TOTAL
                                    LOSS     LOANS      LOSS     LOANS     LOSS      LOANS     LOSS      LOANS     LOSS      LOANS
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                (Dollars in thousands)
Commercial & agricultural          $3,932     8.98%   $ 3,924    10.76%   $ 3,294    11.24%   $ 4,003    10.93%   $ 3,461    10.95%

Consumer & installment             19,586    23.67%    19,105    25.31%    16,653    27.34%    13,163    27.72%    11,443    28.26%

Real estate mortgage               28,761    60.87%    25,102    57.48%    21,559    55.37%    22,467    55.59%    22,462    55.49%

Lease financing                     3,196     6.17%     2,802     5.73%     2,592     5.26%     2,070     5.07%     1,433     4.46%

Other                                  82     0.31%       150     0.72%       140     0.79%         3     0.69%        --     0.84%
                                  -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
     TOTAL                        $55,557   100.00%   $51,083   100.00%   $44,238   100.00%   $41,706   100.00%   $38,799   100.00%
                                  =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

         The following table sets forth certain information with respect to the Company's loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 1999.

                                   1999            1998            1997            1996            1995
                               -----------     -----------     -----------     -----------     -----------
                                                          (Dollars in thousands)
LOANS
Average loans for the period   $ 3,799,799     $ 3,424,008     $ 3,004,058     $ 2,787,794     $ 2,478,363
                               ===========     ===========     ===========     ===========     ===========
ALLOWANCE FOR CREDIT LOSSES
Balance, beginning
  of period                    $    51,083     $    44,238     $    41,706     $    38,799     $    34,806
Loans charged off:
Commercial & agricultural             (520)         (1,493)         (1,307)         (1,919)         (1,445)
Consumer & installment             (10,438)         (9,749)         (8,477)         (7,031)         (5,305)
Real estate mortgage                (1,326)         (2,130)         (1,304)           (845)           (742)
Lease financing                        (66)            (75)            (48)            (30)             (1)
                               -----------     -----------     -----------     -----------     -----------
Total loans charged off            (12,350)        (13,447)        (11,136)         (9,825)         (7,493)
                               -----------     -----------     -----------     -----------     -----------
Recoveries:
Commercial & agricultural              304             422             634             771             471
Consumer & installment               1,595           2,315           1,499           1,502           1,319
Real estate mortgage                   177             303             366             254             381
Lease financing                         59              20              57               5              18
                               -----------     -----------     -----------     -----------     -----------
Total recoveries                     2,135           3,060           2,556           2,532           2,189
                               -----------     -----------     -----------     -----------     -----------
Net charge-offs                    (10,215)        (10,387)         (8,580)         (7,293)         (5,304)
Provision charged to
  operating expense                 14,689          16,080          10,516          10,200           7,183
Acquisitions                            --           1,152             596              --           2,114
                               -----------     -----------     -----------     -----------     -----------
Balance, end of period         $    55,557     $    51,083     $    44,238     $    41,706     $    38,799
                               ===========     ===========     ===========     ===========     ===========
RATIOS
Net charge-offs to
  average loans                       0.27%           0.30%           0.29%           0.26%           0.21%
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

         The following table shows the classification of deposits on an average basis for the three years ended December 31, 1999.

                                                     YEARS ENDED DECEMBER 31
                         ---------------------------------------------------------------------------
                                   1999                       1998                      1997
                         ---------------------------------------------------------------------------
                          Average        Average     Average       Average      Average      Average
                           Amount         Rate        Amount         Rate        Amount        Rate
                         ----------     --------    ----------     -------     ----------    --------
                                                   (Dollars in thousands)
Non-interest bearing
  demand deposits        $  603,545         --      $  554,450      --         $  485,542         --

Interest bearing
  demand deposits         1,098,270       2.41%        997,007       2.63%        912,813       3.17%

Savings deposits            818,375       4.78%        715,368       4.85%        576,464       4.20%

Time deposits             2,159,454       5.26%      2,136,382       5.56%      1,931,880       5.57%
                         ----------                 ----------                 ----------
    TOTAL DEPOSITS       $4,679,644                 $4,403,207                 $3,906,699
                         ==========                 ==========                 ==========

         Time deposits of $100,000 and over including certificates of deposits of $100,000 and over at December 31, 1999, had maturities as follows:

                                                                 DECEMBER 31,
                                                                    1999
                                                                   --------
                                                                (In thousands)

                  Three months or less                             $328,278
                  Over three months through six months              178,105
                  Over six months through twelve months             186,278
                  Over twelve months                                147,757
                                                                   --------
                            TOTAL                                  $840,418
                                                                   ========

Return on Equity and Assets

         Return on average common equity, average assets, and the dividend payout ratio are based on net income for the three years ended December 31, 1999, as presented below:

                                                              YEARS ENDED DECEMBER 31,
                                                           -------------------------------
                                                           1999         1998         1997
                                                           -----        -----        -----
                  Return on average common equity          14.47%       13.16%       13.89%
                  Return on average assets                  1.24         1.12         1.20
                  Dividend payout ratio                    40.83        44.55        39.90

         The Company's average common equity as a percent of average assets was 8.57%, 8.51% and 8.65% for 1999, 1998 and 1997, respectively.

Short-Term Borrowings

         See Note 9 of Notes to Consolidated Financial Statements included herein for information about short-term borrrowings.

Item 2. - Properties

         The physical properties of the Company are held in its subsidiaries as follows:

         a. BancorpSouth Bank - The main office is located at One Mississippi Plaza in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 80% of the rentable space, with the remainder leased to various unaffiliated tenants.

                  The Bank owns 136 of its 154 branch banking facilities. The remaining 18 branch banking facilities are occupied under leases varying in length from one to eight years. The Bank also owns several buildings in the Hattiesburg, Mississippi, area (which provide space for certain of its Southern Region activities, including warehouse requirements, mortgage lending, trust services, lease servicing and central operations), an operations center near the Tupelo Municipal Airport, an office building in downtown Jackson, Mississippi (which has approximately 86,000 square feet of space, of which the Bank uses approximately two-thirds for banking activities while leasing or holding for lease the remaining 28,000 square feet) and an office building in downtown Gulfport, Mississippi (which has approximately 85,000 square feet of space, of which the Bank uses approximately 7,500 square feet for banking activities while leasing or holding for lease the remaining portion of the building).

                  The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

         b. Personal Finance Corporation - This wholly-owned subsidiary of the Bank occupies 38 leased offices, with the unexpired terms varying in length from one to five years. The average size of these leased offices is approximately 1,000 square feet. All these premises are considered to be in good condition.

         c. BancorpSouth Insurance Services of Mississippi, Inc. - This wholly-owned subsidiary of the Bank owns four of the six offices it occupies. It leases two offices that have unexpired terms varying in length from five months to one year.

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

Item 4. - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Company

         For information regarding executive officers of the Company, see "Item
10. - Directors and Executive Officers of the Registrant" in this Report.


PART II

Item 5. - Market for the Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

         The common stock of the Company trades on the New York Stock Exchange under the symbol BXS. The following table sets forth, for the periods indicated, the range of sale prices of the Company's common stock as reported on the New York Stock Exchange. The prices have been restated to reflect the effect of the two-for-one stock split effected in the form of a 100% stock dividend paid May 15, 1998.

                                                          High                    Low
                                                          -----                   ---
         1999:
                  4th quarter                           $17.5000              $16.3125
                  3rd quarter                            19.3750               15.3750
                  2nd quarter                            19.1250               15.8125
                  1st quarter                            19.4375               15.7500

                                                          High                    Low
                                                          -----                   ---
         1998:
                  4th quarter                           $21.5625               $17.7500
                  3rd quarter                            22.4375                16.8125
                  2nd quarter                            23.0625                20.3125
                  1st quarter                            24.0000                20.6250

Holders of Record

         As of February 29, 2000, there were 9,149 shareholders of record of the Company's common stock.

Dividends

         The Company declared cash dividends totaling $0.49 per share during 1999, $0.45 during 1998 and $0.395 during 1997. Future dividends, if any, will vary depending on the Company's profitability and anticipated capital requirements and applicable federal and state regulations. See "Item 1. - Business - Regulation and Supervision".

Item 6. - Selected Financial Data

SELECTED FINANCIAL INFORMATION (UNAUDITED)

                                                           YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           1999         1998         1997         1996         1995
                                        ----------   ----------   ----------   ----------   ----------
                                                (Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue                        $  414,187   $  398,003   $  353,774   $  322,410   $  294,901
Interest expense                           196,686      194,309      167,606      148,999      135,938
                                        ----------   ----------   ----------   ----------   ----------
Net interest revenue                       217,501      203,694      186,168      173,411      158,963
Provision for credit losses                 14,689       16,080       10,516       10,200        7,183
                                        ----------   ----------   ----------   ----------   ----------
Net interest revenue, after provision
  for credit losses                        202,812      187,614      175,652      163,211      151,780
Other revenue                               79,331       66,242       59,679       56,529       48,485
Other expense                              183,000      166,514      156,574      142,039      136,649
                                        ----------   ----------   ----------   ----------   ----------
Income before income taxes                  99,143       87,342       78,757       77,701       63,616
Income tax expense                          30,190       29,369       24,891       26,350       19,041
                                        ----------   ----------   ----------   ----------   ----------
Net income                              $   68,953   $   57,973   $   53,866   $   51,351   $   44,575
                                        ==========   ==========   ==========   ==========   ==========
Per Share Data:
Net income: Basic                       $     1.21   $     1.02   $     1.00   $     1.00   $     0.87
            Diluted                           1.20         1.01         0.99         0.99         0.87
Cash dividends                                0.49         0.45        0.395         0.35         0.31
Book value                                    8.70         8.18         7.45         6.91         6.23
Balance Sheet - Averages:
Total assets                            $5,563,010   $5,177,846   $4,481,933   $4,055,489   $3,711,949
Held-to-maturity securities                784,372      723,981      612,308      512,958      559,217
Available-for-sale securities              475,929      555,978      437,748      360,821      307,732
Loans, net of unearned discount          3,799,799    3,424,008    3,004,058    2,787,794    2,478,363
Total deposits                           4,679,644    4,403,207    3,906,699    3,509,474    3,226,575
Total shareholders' equity                 476,453      440,659      387,675      335,356      304,628
Selected Ratios:
Return on average assets                      1.24%        1.12%        1.20%        1.27%        1.20%
Return on average shareholders' equity       14.47%       13.16%       13.89%       15.31%       14.63%

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


                                                QUARTER ENDED
                                ----------------------------------------------
                                 MAR 31      JUN 30       SEPT 30      DEC 31
                                -------     --------     --------     --------
                                   (In thousands, except per share amounts)
1999
Interest revenue                $99,414     $101,199     $104,323     $109,251
Net interest revenue             52,305       53,493       54,666       57,037
Provision for credit losses       3,063        3,607        4,112        3,907
Income before income taxes       23,440       24,298       26,523       24,882
Net income                       16,865       16,450       17,580       18,058
Earnings per share: Basic          0.29         0.29         0.31         0.32
                    Diluted        0.29         0.29         0.31         0.31
Dividends per share                0.12         0.12         0.12         0.13
1998
Interest revenue                $96,806     $100,412     $100,837     $ 99,948
Net interest revenue             49,793       51,020       51,315       51,566
Provision for credit losses       3,731        3,443        5,089        3,817
Income before income taxes       23,167       24,542       22,320       17,313
Net income                       15,422       16,281       14,561       11,709
Earnings per share: Basic          0.27         0.28         0.26         0.21
                    Diluted        0.27         0.28         0.25         0.21
Dividends per share                0.11         0.11         0.11         0.12
1997
Interest revenue                $84,224     $ 87,726     $ 89,888     $ 91,936
Net interest revenue             44,747       46,645       46,702       48,074
Provision for credit losses       1,740        2,481        2,804        3,491
Income before income taxes       20,604       21,832       20,262       16,059
Net income                       13,762       14,640       13,849       11,615
Earnings per share: Basic          0.25         0.27         0.26         0.21
                    Diluted        0.25         0.27         0.25         0.21
Dividends per share               0.095        0.095        0.095         0.11

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a bank holding company with commercial banking operations in Mississippi, Tennessee and Alabama. The Bank, the Company's banking subsidiary, is headquartered in Tupelo, Mississippi. The Bank and its consumer finance, credit life insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices located throughout Mississippi, west Tennessee and certain Alabama markets.

         The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. For a complete understanding of the following discussion, reference is made to the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

THREE YEARS ENDED DECEMBER 31, 1999
RESULTS OF OPERATIONS

Summary

         The table below summarizes the Company's net income, return on average assets and return on average shareholders' equity for the years ended December 31, 1999, 1998 and 1997.

                                              1999            1998             1997
                                              ----            ----             ----
                                         (Dollars in thousands, except per share amounts)
Net income                                 $   68,953      $   57,973      $   53,866

Net income per share: Basic                $     1.21      $     1.02      $     1.00
                      Diluted              $     1.20      $     1.01      $     0.99
Return on average assets                         1.24%           1.12%           1.20%
Return on average shareholders' equity          14.47%          13.16%          13.89%



NET INTEREST REVENUE

         Net interest revenue is the difference between interest revenue earned from earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company's long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. The relative performance of the lending and deposit-raising functions is frequently measured by two calculations - net interest margin and net interest rate spread. Net interest margin is determined by dividing fully-taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, or free funding, such as demand deposits and shareholders' equity.

         The Company has shown significant growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 1999. Average interest earning assets increased by 7.4% during 1999, 15.6% during 1998 and 11.0% during 1997. Average interest bearing liabilities for increased 7.3% during 1999, 16.0% during 1998 and 10.6% during 1997. Net interest margin for 1999 was 4.28%, a decline of three basis points from 4.31% for 1998, which represented a decline of 25 basis points from 4.56% for 1997.

         The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 1999.
Each of the measures is reported on a fully-taxable equivalent basis.

                                               1999                              1998                           1997
                                -------------------------------  -------------------------------  ---------------------------------
(Taxable equivalent basis)        Average                Yield/    Average                Yield/   Average                   Yield/
                                  Balance    Interest     Rate     Balance     Interest    Rate    Balance      Interest      Rate
                                ----------   --------     ----   ----------    --------    ----   ----------    --------      ----
                                                                       (Dollars in thousands)
ASSETS
Interest bearing deposits in
  other banks                   $   10,081   $    556     5.52%  $   10,250    $    598    5.83%  $   10,778    $    578      5.36%
Held-to-maturity securities:
  U.S. treasury and agencies       555,822     33,856     6.09%     528,222      32,234    6.10%     444,605      28,931      6.51%
  State and political
    subdivisions (1)               228,550     13,770     6.02%     195,758      12,842    6.56%     167,688      12,042      7.18%
  Other securities                      --         --       --            1          --      --           15          --        --
Available-for-sale securities(2)   475,929     28,683     6.03%     555,978      34,344    6.18%     437,748      27,901      6.37%
Federal funds sold                  80,340      3,974     4.95%      77,606       4,090    5.27%      95,521       5,102      5.34%
Loans (net of unearned
  discount) (3) (5)              3,799,799    335,121     8.82%   3,424,008     315,515    9.21%   3,004,058     281,839      9.38%
Mortgages held for sale             51,664      3,638     7.04%      52,634       3,470    6.59%      29,409       2,103      7.15%
                                ----------   --------            ----------    --------           ----------    --------
  Total interest earning
    assets and revenue           5,202,185    419,598     8.07%   4,844,457     403,093    8.32%   4,189,822     358,496      8.56%
Other assets                       414,308                          381,425                          335,480
Less:  allowance for credit
       losses                      (53,483)                         (48,036)                         (43,369)
                                ----------                       ----------                       ----------
    Total                       $5,563,010                       $5,177,846                       $4,481,933
                                ==========                       ==========                       ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand - interest bearing     $1,098,270   $ 26,453     2.41%  $  997,007    $ 26,210    2.63%  $  912,813    $ 28,965      3.17%
  Savings                          818,375     39,090     4.78%     715,368      34,697    4.85%     576,464      24,228      4.20%
  Time                           2,159,454    113,686     5.26%   2,136,382     118,761    5.56%   1,931,880     107,520      5.57%
Federal funds purchased and
  securities sold under
  repurchase agreements            103,258      4,403     4.26%      62,796       2,861    4.56%      47,026       2,342      4.98%
Other short-term borrowings(4)      57,803      3,421     5.92%      13,622         906    6.65%      12,943       1,130      8.73%
Long-term debt                     170,377      9,633     5.65%     183,815      10,874    5.92%      61,202       3,421      5.59%
                                ----------   --------            ----------    --------           ----------    --------
  Total interest bearing
    liabilities and expense      4,407,537    196,686     4.46%   4,108,990     194,309    4.73%   3,542,328     167,606      4.73%
Demand deposits -
  non-interest bearing             603,545                          554,450                          485,542
Other liabilities                   75,475                           73,747                           66,388
                                ----------                       ----------                       ----------
  Total liabilities              5,086,557                        4,737,187                        4,094,258
Shareholders' equity               476,453                          440,659                          387,675
                                ----------                       ----------                       ----------
  Total                         $5,563,010                       $5,177,846                       $4,481,933
                                ==========                       ==========                       ==========
Net interest revenue                         $222,912                          $208,784                         $190,890
                                             ========                          ========                         ========
Net interest margin                                       4.28%                            4.31%                              4.56%
Net interest rate spread                                  3.60%                            3.59%                              3.82%
Interest bearing liabilities to
   interest earning assets                               84.72%                           84.82%                             84.55%

(1) Includes taxable equivalent adjustments of $3,345,000, $3,226,000 and $2,922,000 in 1999, 1998 and 1997, respectively, using an effective tax rate of 35%.

(2) Includes taxable equivalent adjustment of $854,000, $828,000 and $1,027,000 in 1999, 1998 and 1997, respectively, using an effective tax rate of 35%.

(3) Includes taxable equivalent adjustment of $1,212,000, $1,036,000 and $772,000 in 1999, 1998 and 1997, respectively, using an effective tax rate of 35%.

(4) Interest expense includes interest paid on liabilities not included in averages.

(5)      Non-accrual loans are immaterial for each of the years presented.

         Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table that follows presents an analysis of rate and volume change in net interest revenue from 1997 to 1998 and from 1998 to 1999. Changes, which are not solely due to volume or rate, are allocated to volume.

                                             1999 OVER 1998 -                   1998 OVER 1997 -
                                            INCREASE (DECREASE)                INCREASE (DECREASE)
                                     --------------------------------    -------------------------------
(Taxable equivalent basis)            Volume       Rate       Total       Volume      Rate       Total
                                     --------    --------    --------    --------    -------    --------
                                                               (In thousands)
INTEREST REVENUE
Due from banks - interest bearing    $     (9)   $    (33)   $    (42)   $    (31)   $    51    $     20
Held-to-maturity securities:
  U.S. Government agencies              1,681         (59)      1,622       5,103     (1,800)      3,303
  State and political subdivisions      1,976      (1,048)        928       1,841     (1,041)        800
Available-for-sale securities          (4,824)       (837)     (5,661)      7,303       (860)      6,443
Federal funds sold                        135        (251)       (116)       (944)       (68)     (1,012)
Loans (net of unearned discount)       33,143     (13,537)     19,606      38,697     (5,021)     33,676
Mortgages held for sale                   (68)        236         168       1,531       (164)      1,367
                                     --------    --------    --------    --------    -------    --------
  Total                                32,034     (15,529)     16,505      53,500     (8,903)     44,597
                                     --------    --------    --------    --------    -------    --------
INTEREST EXPENSE
Demand deposits - interest bearing      2,439      (2,196)        243       2,213     (4,968)     (2,755)
Savings deposits                        4,920        (527)      4,393       6,737      3,732      10,469
Time deposits                           1,215      (6,290)     (5,075)     11,368       (127)     11,241
Federal funds purchased and
  securities sold under
   repurchase agreements                1,725        (183)      1,542         718       (199)        519
Other short-term borrowings             2,615        (100)      2,515          45       (269)       (224)
Long-term debt                           (760)       (481)     (1,241)      7,253        200       7,453
                                     --------    --------    --------    --------    -------    --------
  Total                                12,154      (9,777)      2,377      28,334     (1,631)     26,703
                                     --------    --------    --------    --------    -------    --------
Increase (decrease) in effective
  interest differential              $ 19,880    $ (5,752)   $ 14,128    $ 25,166    $(7,272)   $ 17,894
                                     ========    ========    ========    ========    =======    ========

INTEREST RATE SENSITIVITY

         The interest sensitivity gap is the difference between the maturity or repricing scheduling of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table sets forth the Company's interest rate sensitivity at December 31, 1999.


                                                           INTEREST RATE SENSITIVITY
                                                             MATURING OR REPRICING
                                             ---------------------------------------------------
                                                              91 DAYS       OVER 1
                                               0  TO 90         TO          YEAR TO       OVER
                                                 DAYS         1 YEAR        5 YEARS      5 YEARS
                                             -----------    -----------    ----------   --------
                                                                 (IN THOUSANDS)
Interest earning assets:
Interest bearing deposits with banks         $     5,411    $        --    $       --   $     --
Federal funds sold                                65,000             --            --         --
Held-to-maturity securities                       83,815        187,474       482,671     86,794
Available-for-sale securities                     17,277         46,727       178,497    102,783
Loans & leases, net of unearned                1,012,232        515,689     2,215,564    310,047
Mortgages held for sale                           37,521             --            --         --
                                             -----------    -----------    ----------   --------
  Total interest earning assets                1,221,256        749,890     2,876,732    499,624
                                             -----------    -----------    ----------   --------
Interest bearing liabilities:
Interest bearing demand deposits & savings       909,199        282,167       683,803         --
Time deposits                                    727,039      1,076,899       518,253      3,488
Federal funds purchased & securities
  sold under repurchase agreements               153,989             --            --         --
Long-term debt                                       657          1,971         8,425    127,507
Other                                             80,539          9,195           352      2,868
                                             -----------    -----------    ----------   --------
  Total interest bearing liabilities           1,871,423      1,370,232     1,210,833    133,863
                                             -----------    -----------    ----------   --------
Interest sensitivity gap                     $  (650,167)   $  (620,342)   $1,665,899   $365,761
                                             ===========    ===========    ==========   ========
Cumulative interest sensitivity gap          $  (650,167)   $(1,270,509)   $  395,390   $761,151
                                             ===========    ===========    ==========   ========

         In the event interest rates decline after 1999, it is likely that the Company will experience a slightly positive effect on net interest income in the following one year period, as the cost of funds will decrease at a more rapid rate than interest income on interest earning assets. Conversely, in periods of increasing interest rates, based on the current interest sensitivity gap, the Company will experience decreased net interest income.

PROVISIONS FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change.

         When determining the adequacy of the allowance for credit losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for credit losses for commercial loans is based principally upon the Company's loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the loan officer that serves as a basis for the credit analysis of the entire portfolio. The grade assigned considers the borrower's creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide an additional level of review. The loss factors assigned to each classification are based upon the attributes (loan to collateral values, borrower creditworthiness, etc.) of the loans typically assigned to each grade. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as deemed appropriate. The allowance for credit losses for the consumer loan portfolio is based upon delinquencies and historic loss rates. The overall allowance includes a component representing the results of other analyses intended to insure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

         The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at the end of 1999, 1998 and 1997 and net charge-offs for those years are shown in the following table:

                                        1999          1998          1997
                                     ----------    ----------    ----------
                                             (DOLLARS IN THOUSANDS)
Provision for credit losses          $   14,689    $   16,080    $   10,516
Allowance for credit losses as
  a percentage of loans and leases
  outstanding at year end                  1.37%         1.43%         1.39%
Net charge offs                      $   10,215    $   10,387    $    8,580
Net charge offs as a percent
  of average loans                         0.27%         0.30%         0.29%

         The provision for credit losses for 1999 decreased 8.7% from the provision for 1998, primarily due to a decrease in net charge-offs and the improvement in the internal credits ratings and classifications of the Company's overall loan portfolio at December 31, 1999. The provision for credit losses for 1998 increased 52.9% from the provision for 1997, principally as a result of faster growth in the loan portfolio, an increase in losses and differences in underwriting standards at acquired institutions. The 1997 provision for credit losses increased 3.1% from the provision for 1996 as a result of slower growth in the loan portfolio and increases in loan losses. In all years presented, increases in consumer based loans were the principal contributors to the higher levels of net charge-offs.

Other Revenue

         The components of other revenue for the years ended December 31, 1999, 1998 and 1997 and the percentage change from the prior year are shown in the following table:

                                  1999                1998                 1997
                          ------------------   ------------------    ------------------
                           AMOUNT   % CHANGE   AMOUNT    % CHANGE    AMOUNT    % CHANGE
                          -------    -------   -------   --------    -------   --------
                                             (DOLLARS IN THOUSANDS)
Mortgage lending          $14,975     +38.6%   $10,808     +36.6%    $ 7,912      -9.0%
Service charges            25,288      +5.3     24,006      +6.0      22,640      +5.8
Life insurance premiums     3,975      +8.8      3,655      -3.1       3,772     -16.6
Trust income                3,954      +7.4      3,682     +13.7       3,239      +7.1
Securities gains, net       4,176    +396.0        842     -34.4       1,283    +223.2
Insurance commissions      13,573      +8.8     12,475     +22.5      10,187      +7.3
Other revenue              13,390     +24.3     10,774      +1.2      10,646     +18.4
                          -------              -------               -------
Total other revenue       $79,331     +19.8%   $66,242     +11.0%    $59,679      +5.6%
                          =======              =======               =======



         Mortgage lending revenue consists principally of revenue generated by originating loans and by servicing loans for others. The origination process, which includes secondary marketing of loans originated, produced revenue of $8,777,000, $11,869,000 and $5,644,000 for 1999, 1998 and 1997, respectively.
Historically, origination volumes vary as mortgage interest rates change. Rising mortgage interest rates generally slow down originations, while falling mortgage interest rates generally result in increased originations. The servicing process includes the actual servicing of loans and the recognition of changes in the valuation of capitalized mortgage servicing rights. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The servicing process generated revenue of $6,198,000 in 1999, a loss of $1,061,000 in 1998 and revenue of $2,268,000 in 1997. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized mortgage servicing rights. Rising mortgage interest rates during 1999 resulted in the recovery of $3.3 million during 1999 of previously recorded impairment. This compares to the recognition of $4.1 million and $400,000 in impairment expense during 1998 and 1997, respectively. The following table presents the principal amount of mortgage loans serviced at December 31, 1999, 1998 and 1997 and the percentage change from the previous year end.

                                         1999                  1998                    1997
                                  ------------------    --------------------    -------------------
                                  AMOUNT    % CHANGE    AMOUNT      % CHANGE    AMOUNT     % CHANGE
                                  ------    --------    ------      --------    ------     --------
                                                        (DOLLARS IN MILLIONS)
Mortgage loans serviced          $1,951.1     +14.7%    $1,701.7     +28.5%    $1,324.0     +13.5%

         Service charges on deposit accounts increased in 1999, 1998 and 1997 because of higher volumes of items processed as a result of greater economic activity, growth in the number of deposit accounts and rate increases. Life insurance premium revenue increased 8.8% in 1999 over 1998, reversing the trend of declining revenue from insurance underwriting, which declined 3.1% during 1998 and 16.6% during 1997. Trust income increased 7.4% in 1999, 13.7% in 1998 and 7.1% in 1997, as a result of increases in the number of trust accounts and the value of assets under care (either managed or in custody). The Company established a charitable foundation in 1999 and contributed appreciated equity securities to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million, which are reflected in the results for 1999. Revenue from insurance commissions and fees shows steady growth over the three-year periods ended December 31, 1999, as the Company continued to expand those products and services. Other revenue increased 24.3%, 1.2% and 18.4% in 1999, 1998 and 1997, respectively. The increases in other revenue in 1999 and 1998 were primarily attributable to increased analysis charges and increased debit card net interchange. The increase in other revenue in 1997 was attributable to increases in gains on the sale of equipment and facilities and increases in debit card net interchange.

OTHER EXPENSE

         The components of other expense for the years ended December 31, 1999, 1998 and 1997 and the percentage change from the prior year are shown in the following table.

                                         1999                  1998                    1997
                                  ------------------    --------------------    -------------------
                                  AMOUNT    % CHANGE    AMOUNT      % CHANGE    AMOUNT     % CHANGE
                                  ------    --------    ------      --------    ------     --------
                                                        (Dollars in thousands)
Salaries and employee benefits   $ 88,278      +10.1%   $ 80,207       -2.3%   $ 82,126      +13.9%
Occupancy, net                     12,118       +9.7      11,042       +8.4      10,183       -0.2
Equipment                          16,940       +7.3      15,784      +12.5      14,025      +28.0
Telecommunications                  5,918      +21.4       4,876      +16.2       4,195       +4.2
Contributions                       4,146        N/A          --         --          --         --
Other                              55,600       +1.8      54,605      +18.6      46,045       +2.9
                                 --------               --------               --------
Total other expense              $183,000       +9.9%   $166,514       +6.3%   $156,574      +10.2%
                                 ========               ========               ========



          While regular salaries and employee benefits increased in each of the three years presented due to the hiring of employees to staff the banking locations added during those years, stock appreciation rights (SARs) expense, which is included in employee benefits, fluctuated significantly during the three year period. The Company previously granted SARs to certain of its employees, which requires the Company to recognize an expense in the event of an increase in the market price of the Company's common stock or a reduction of expense in the event of a decline in the market price of the Company's common stock. In 1999, the Company's common stock price declined by approximately 9.7% and in 1998 the Company's common stock price declined by approximately 24%. As a result of these declines in value, a reduction in expense of $956,000 was recorded in 1999 and a reduction of expense of $2.7 million was recorded in 1998. In 1997, the Company's common stock price increased approximately 75%, which resulted in expense of $6.1 million. At December 31, 1999, the Company had approximately 552,000 SARs outstanding. Based on that amount, a dollar increase in the Company's stock price would result in $552,000 in SAR expense while a dollar decrease in the Company's stock price would result in an $552,000 reduction in SAR expense. Occupancy and equipment expenses have increased in each of the three years presented principally as a result of additional branch offices and upgrades to the Company's internal operating systems.

         Telecommunications expense increased significantly during 1999 and 1998 as a result of expanded voice and data networks and expansion of the Bank's call center, all of which related to providing higher levels of convenient, consumer oriented banking services. Contribution expense of $4.14 million during 1999 represents the aggregate market value of appreciated equity securities used to fund the charitable foundation established by the Company in 1999.

         In 1999, as a direct result of the Company's mergers with HomeBanc Corporation and the Stewart Sneed Hewes Insurance Group, the Company recorded merger-related costs of approximately $1.1 million ($976,000 after tax) as other operating expense. In 1998, as a direct result of the Company's mergers with Alabama Bancorp., Inc., Merchants Capital Corporation and The First Corporation, the Company recorded merger-related costs of approximately $5 million ($4.1 million after tax) as other operating expense.

FINANCIAL CONDITION

LOANS
         The Company's loan portfolio represents the largest single component of its earning asset base. The following table indicates the average loans, year end balances of the loan portfolio and the percentage increases for the years presented.

                                            1999                 1998                 1997
                                     -----------------     -----------------    ------------------
                                     AMOUNT   % CHANGE     AMOUNT   % CHANGE    AMOUNT    % CHANGE
                                     ------   --------     ------   --------    ------    --------
                                                         (DOLLARS IN MILLIONS)
Loans, net of unearned - average    $3,799.8    +11.0%    $3,424.0    +14.0%    $3,004.1     +7.8%

Loans, net of unearned - year end    4,053.5    +13.2      3,582.4    +12.4      3,187.3    +11.4




         Despite significant increases in the Company's loan portfolio, quality is stressed in its lending policy as opposed to growth. The Company's non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets, were as follows at the end of each year presented.

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Foreclosed properties                                   $ 7,764    $ 7,131    $ 3,153
Non-accrual loans                                         5,150      6,629      5,179
Loans 90 days or more past due                           14,378     10,308      8,659
Restructured loans                                           91        713      1,097
                                                        -------    -------    -------
Total non-performing assets                             $27,383    $24,781    $18,088
                                                        =======    =======    =======
Total non-performing assets as a percent of net loans      0.68%      0.69%      0.57%
                                                        =======    =======    =======

         The increase in loans 90 days or more past due at December 31, 1999, when compared to December 31, 1998, is primarily the result of delinquent mortgage loans being repurchased from investors. These repurchased loans are government guaranteed and do not indicate an overall deterioration of the loan portfolio. The Company has not, as a matter of policy, participated in any highly leveraged transactions nor made any loans or investments relating to corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 1999, 1998 and 1997, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans also is dependent upon the economic conditions prevailing in the market area.

         Included in non-performing assets above were loans the Company considered impaired totaling $5,790,000, $8,643,000 and $7,181,000 in 1999, 1998 and 1997, respectively.

SECURITIES AND OTHER EARNING ASSETS

         The securities portfolio is used to make various term investments, provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company's securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $245.7 million at December 31, 1999, compared to $251.1 million at the end of 1998. The Company invests only in investment grade securities, with the exception of obligations of Mississippi, Tennessee and Alabama counties and municipalities, and avoids other high yield non-rated securities and investments.

         At December 31, 1999, the Company's available-for-sale securities totaled $345.3 million. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 1999, the Company held no securities whose decline in fair value was considered other than temporary.

         Net unrealized losses on investment securities as of December 31, 1999 totaled $18.6 million. Net unrealized losses on held-to-maturity securities comprised $18.5 million of that total, while net unrealized losses on available-for-sale securities were $154,000. Net unrealized gains on investment securities as of December 31, 1998 totaled $29.4 million. Of that total, $11.6 million was attributable to held-to-maturity securities and $17.9 million to available-for-sale securities.

DEPOSITS

         Deposits are the Company's primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits as its primary market areas provide the sources of substantially all deposits for all periods presented.
         The following table presents the Company's average deposit mix and percentage change for the years indicated.

                                            1999                   1998                     1997
                                    -------------------    -------------------      --------------------
                                    AVERAGE         %      AVERAGE        %          AVERAGE        %
                                    BALANCE      CHANGE    BALANCE      CHANGE       BALANCE      CHANGE
                                    --------     ------    --------     ------      --------      ------
                                                            (Dollars in millions)
Interest bearing deposits           $4,076.1      +5.9%    $3,848.8      +12.5%     $3,421.2      +12.0%

Non-interest bearing deposits          603.5      +8.8        554.5      +14.2         485.5       +6.4
                                    --------               --------                 --------
Total average deposits              $4,679.6      +6.3     $4,403.3      +12.7      $3,906.7      +11.3
                                    ========               ========                 ========

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

CAPITAL RESOURCES

         The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two "Tiers": Tier I consists of paid-up share capital, including common stock and disclosed reserves (retained earnings and related surplus in the case of common stock), and Tier II consists of general allowance for losses on loans and leases, "hybrid" debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company's Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 11.49% and 12.80%, respectively, at December 31, 1999, compared to 11.56% and 12.82%, respectively at December 31, 1998. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for each period. In addition, the Company's leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.38% at December 31, 1999 and December 31, 1998, compared to the required minimum leverage capital ratio of 3%.

         The FDIC's capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as "well capitalized", the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank the criteria for the "well capitalized" category at December 31, 1999.

         The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company's business strategies. The Company anticipates that the consideration for substantially all of these transactions, if any, would be shares of the Company's common stock; however, transactions involving cash consideration or other forms of consideration may also be considered.

YEAR 2000

         Prior to January 1, 2000, the Company conducted significant testing, planning and system upgrades to address potential malfunctions by computer systems and embedded computer chips related to calendar dates after December 31, 1999. The Company has not experienced any material Year 2000 disruptions or malfunctions, and has not been informed of any material Year 2000 disruptions or malfunctions experienced by any of its significant vendors or customers, or by any of the municipal agencies that provide services to the Company. The Company will continue to monitor its internal operations and its significant vendors and customers with respect to Year 2000 problems, and intends to take appropriate measures to prevent or alleviate any malfunction or failures identified. Based upon the Company's successful operation during the Year 2000, the Company does not anticipate that it will experience any material problems related to the Year 2000; however, no assurance can be given that this will be the case.

BUSINESS RISKS

         Certain statements contained in the Annual Report may not be based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "estimate," "expect," "foresee," "may," "might,""will," "would," or "intend" future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company's future growth, revenue, assets, profitability and customer service, Year 2000 issues, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy and competition.

         We caution you not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. These factors include, but are not limited to, changes in the Company's operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, possible adverse rulings, judgements, settlements and other outcomes of pending litigation, Year 2000 compliance, changes in consumer preferences and the risk factors that are described in greater detail in this section below. Other relevant risk factors may be detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

Our Operations are Subject to Extensive Governmental Regulation.

         BancorpSouth, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, and the Bank is a Mississippi state banking corporation. Accordingly, both are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. We cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. BancorpSouth also cannot predict how any of these changes would adversely affect the our business and prospects.

We Compete with Other Bank Holding Companies, Banks and Financial Services Companies.

         The banking business is extremely competitive in our service areas in Mississippi, Tennessee and Alabama. We compete, and will compete, with well established banks, credit unions and other financial institutions, several of which have significantly greater resources and lending limits. Some of these competitors provide certain services that the Company does not provide.

Rising Interest Rates May Result in Higher Interest Rates Being Paid on Interest Bearing Deposits Than Are Charged on Outstanding Loans.

         If interest rates rise, the we may pay interest on our customers' interest-bearing deposits and our other liabilities at higher rates than the interest rates paid to us by our customers on outstanding loans that were made when interest rates were at a lower level. This situation would result in a negative interest rate spread with respect to those loans and cause an adverse effect on our earnings. This adverse effect would increase if interest rates continued to rise while we had outstanding loans payable at fixed interest rates that could not be adjusted to a higher interest rate.

Our Growth Strategy Includes Risks That Could Have an Adverse Effect on Financial Performance.

         A material element of the our growth strategy is the acquisition of additional banks and bank holding companies in order to achieve greater economies of scale. We cannot assure you that the current level of growth opportunities will continue to exist, that we will be able to acquire banks and bank holding companies that satisfy the our criteria or that any such acquisition will be on terms favorable to the us. Further, our growth strategy will require that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on the our financial performance.

Our Stock Price May Fluctuate.

         The stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. Any announcement with respect to the banking industry, market conditions or any variance in our revenues or earnings from levels generally expected by securities analysts for a given period could have an immediate and significant effect of the trading price of our common stock.

Issuing Additional Shares of Its Common Stock to Acquire Other Banks and Bank Holding Companies May Result in Dilution for Existing Shareholders.

         In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks and bank holding companies. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of the our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks and bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

Monetary Policies and Economic Factors May Limit the Our Ability to Attract Deposits or Make Loans.

         The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in the our service area and the United States generally, affect the our ability to attract deposits and extend loans. We cannot predict either the nature and timing of any changes in these monetary policies and economic conditions, or their impact on our financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase, and such conditions also could lead to a potential decline in deposits and demand for loans.

Diversification in Types of Financial Services May Adversely Affect Our Financial Performance.

         As part of our business strategy, we have in the past diversified, and may further diversify, our lines of business into areas that are not traditionally associated with the banking business. We now offer insurance and investment services through wholly-owned subsidiaries of BancorpSouth Bank. As a result, we must now manage the development of new business lines in which we have not previously participated. Each new business line requires the investment of additional capital and the significant involvement of our senior management to develop and integrate the insurance and investment services subsidiaries with our traditional banking operations. We can offer no assurances that we will be able to develop and integrate these new services without adversely effecting our financial performance.

Our Ability to Declare and Pay Dividends is Limited by Law.

         We derive our income solely from dividends received from owning BancorpSouth Bank's common stock. Federal and state law limits the Bank's ability to declare and pay dividends. In addition, the Board of Governors of the Federal Reserve System may impose restrictions on our ability to declare and pay dividends on our common stock.

Anti-Takeover Provisions May Prevent A Change of Our Control.

         Our governing documents and certain agreements to which we are a party contain several provisions which make a change-in-control difficult to accomplish, and may discourage a potential acquirer. These include a shareholder rights plan or "poison pill," a classified or "staggered" Board, change-in-control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for our common stock.

Limited Geographic Area Increases Our Risk From Economic Downturn.

         We conduct business in the limited geographic area of Mississippi, Tennessee and Alabama. An economic downturn in the economies of these states or the southern portion of the United States could adversely affect our financial performance, particularly our ability to attract deposits and extend loans.

         In evaluating an investment in shares of our common stock, the factors set forth in this section should be carefully considered, along with other matters discussed in reports and other filings that we have made with the Securities and Exchange Commission. It should not be assumed that we have listed or described the only risks that could affect our future performance or the market price of our common stock.

Item 7A. - Quantitative and Qualitative Disclosures About Market Risk

         Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.

         The Company's market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on its assets and owes on its liabilities are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. Several techniques might be used by a financial institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of its asset/liability gap, that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.

         Management seeks to manage interest-rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios, while at the same time maximizing the yield generated from the portfolio.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest-bearing checking, savings and money market accounts), the table presents cash flows based on management's judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

                                                                                                                        FAIR VALUE
                                                  PRINCIPAL AMOUNT MATURING/REPRICING IN:                               DECEMBER 31,
                                     2000         2001        2002        2003       2004     THEREAFTER      TOTAL         1999
                                  ----------    --------    --------    --------    --------    --------    ----------    ----------
                                                                (Dollars in thousands)
RATE-SENSITIVE ASSETS:
Fixed interest rate loans         $  916,751    $408,989    $566,263    $534,810    $705,502    $310,047    $3,442,362    $3,593,203
Average interest rate                   9.40%      10.71%       9.01%       8.98%       8.80%       9.31%         9.30%
Variable interest rate loans      $  648,691          --          --          --          --          --    $  648,691    $  654,946
Average interest rate                   8.82%         --          --          --          --          --          8.82%
Fixed interest rate securities    $  335,295    $313,005    $143,985    $109,765    $ 94,884    $189,104    $1,186,038    $1,167,567
Average interest rate                   6.06%       6.06%       6.23%       6.12%       6.65%       6.73%         6.24%
Other interest bearing assets     $   70,833          --          --          --          --          --    $   70,833    $   70,833
Average interest rate                   5.94%         --          --          --          --          --          5.94%

Mortgage servicing rights (1)             --          --          --          --          --          --    $   22,666    $   22,666

RATE-SENSITIVE LIABILITIES:
Savings & interest bearing
    checking                      $1,191,366    $140,852    $140,859    $201,044    $201,048          --    $1,875,169    $2,031,653
Average interest rate                   3.96%       2.95%       2.95%       2.92%       2.92%         --          3.59%
Fixed interest rate time
    deposits                      $1,803,937    $275,462    $176,678    $ 45,737    $ 20,376    $  3,488    $2,325,678    $2,345,746
Average interest rate                   5.28%       5.48%       6.06%       5.68%       6.49%       9.21%         5.39%
Fixed interest rate borrowings    $   91,906    $  1,542    $  5,827    $    753    $    655    $130,375    $  231,058    $  219,281
Average interest rate                   5.23%       6.39%       5.84%       6.40%       6.47%       5.96%         5.67%
Variable interest rate
    borrowings                    $  154,445          --          --          --          --          --    $  154,445    $  154,445
Average interest rate                   4.56%         --          --          --          --          --          4.56%

RATE-SENSITIVE OFF BALANCE SHEET
    ITEMS:
Commitments to extend credit for
    single family mortgage loans  $   19,735          --          --          --          --          --    $   19,735    $   19,508
Average interest rate                   7.94%         --          --          --          --          --          7.94%
Forward contracts                 $   14,644          --          --          --          --          --    $   14,644    $   14,438
Average interest rate                   7.98%         --          --          --          --          --          7.98%

(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive


         In addition, please see the discussion in this Report under the section of "Item 1. - Business" captioned "Investment Portfolio" and the sections of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" that are captioned "Interest Rate Sensitivity" and "Securities and Other Earning Assets".

Item 8. - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

         We have audited the consolidated balance sheets of BancorpSouth, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc., and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                              /S/ KPMG LLP

Memphis, Tennessee
January 18, 2000

CONSOLIDATED BALANCE SHEETS
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                             DECEMBER 31
                                                                    ----------------------------
                                                                        1999            1998
                                                                    -----------      -----------
                                                                            (In thousands)
ASSETS
Cash and due from banks (Note 21)                                   $   217,270      $   179,909
Interest bearing deposits with other banks                                5,411            8,357
Held-to-maturity securities (Note 4) (fair value
  of $822,283 and $663,140)                                             840,754          651,581
Available-for-sale securities (Note 5) (amortized cost
   of $345,438 and $565,850)                                            345,284          583,740
Federal funds sold                                                       65,000          123,210
Loans (Notes 6, 7 and 17)                                             4,131,418        3,676,544
    Less:  Unearned discount                                             77,886           94,147
           Allowance for credit losses                                   55,557           51,083
                                                                    -----------      -----------
    Net loans                                                         3,997,975        3,531,314
Mortgages held for sale                                                  37,521           63,354
Premises and equipment, net (Note 8)                                    129,054          128,071
Accrued interest receivable                                              48,766           45,816
Other assets (Notes 11 and 18)                                           89,891           67,862
                                                                    -----------      -----------
    TOTAL ASSETS                                                    $ 5,776,926      $ 5,383,214
                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing                                            $   614,567      $   636,427
    Interest bearing                                                  1,075,252        1,077,828
  Savings                                                               799,917          814,924
  Other time (Note 9)                                                 2,325,679        2,058,153
                                                                    -----------      -----------
    Total deposits                                                    4,815,415        4,587,332
Federal funds purchased and securities sold under
  repurchase agreements (Note 9)                                        153,989           64,554
Short-term borrowings (Note 9)                                           89,000               --
Accrued interest payable                                                 22,083           21,166
Other liabilities (Notes 11 and 12)                                      60,479           59,915
Long-term debt (Note 10)                                                138,560          182,720
                                                                    -----------      -----------
    TOTAL LIABILITIES                                                 5,279,526        4,915,687
                                                                    -----------      -----------
SHAREHOLDERS' EQUITY (NOTES 2 AND 15)
Common stock, $2.50 par value
    Authorized - 500,000,000 shares; Issued - 57,304,252 shares
      at December 31, 1999 and 1998                                     143,261          143,261
Capital surplus                                                          90,990           91,094
Accumulated other comprehensive income                                      (95)          11,174
Retained earnings                                                       264,707          223,353
Treasury stock at cost (106,733 and 118,773 shares
    at December 31, 1999 and 1998, respectively)                         (1,463)          (1,355)
                                                                    -----------      -----------
    TOTAL SHAREHOLDERS' EQUITY                                          497,400          467,527
                                                                    -----------      -----------
Commitments and contingent liabilities (Note 21)                             --               --
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 5,776,926      $ 5,383,214
                                                                    ===========      ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                     YEARS ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1999         1998         1997
                                                                --------     --------     --------
                                                                      (In thousands, except
                                                                        per share amounts)
INTEREST REVENUE
Loans receivable                                                $333,907     $314,479     $281,066
Deposits with other banks                                            556          598          578
Federal funds sold                                                 3,974        4,090        5,102
Held-to-maturity securities:
  U.S. Treasury                                                    5,316        6,653        7,159
  U.S. Government agencies and corporations                       28,541       25,581       21,772
  Obligations of states and political subdivisions                10,425        9,616        9,120
Available-for-sale securities                                     27,830       33,516       26,874
Mortgages held for sale                                            3,638        3,470        2,103
                                                                --------     --------     --------
    Total interest revenue                                       414,187      398,003      353,774
                                                                --------     --------     --------
INTEREST EXPENSE
Deposits                                                         179,229      179,668      160,713
Federal funds purchased and securities sold
  under repurchase agreements                                      4,403        2,861        2,342
Other                                                             13,054       11,780        4,551
                                                                --------     --------     --------
    Total interest expense                                       196,686      194,309      167,606
                                                                --------     --------     --------
    Net interest revenue                                         217,501      203,694      186,168
Provision for credit losses (Note 7)                              14,689       16,080       10,516
                                                                --------     --------     --------
    Net interest revenue, after provision for credit losses      202,812      187,614      175,652
                                                                --------     --------     --------
OTHER REVENUE
Mortgage lending                                                  14,975       10,808        7,912
Service charges                                                   25,288       24,006       22,640
Life insurance premiums                                            3,975        3,655        3,772
Trust income                                                       3,954        3,682        3,239
Securities gains, net (Note 1)                                     4,176          842        1,283
Insurance commissions                                             13,573       12,475       10,187
Other                                                             13,390       10,774       10,646
                                                                --------     --------     --------
    Total other revenue                                           79,331       66,242       59,679
                                                                --------     --------     --------
OTHER EXPENSE
Salaries and employee benefits (Notes 12 and 14)                  88,278       80,207       82,126
Occupancy net of rental income                                    12,118       11,042       10,183
Equipment                                                         16,940       15,784       14,025
Telecommunications                                                 5,918        4,876        4,195
Contribution to charitable foundation (Note 1)                     4,146           --           --
Other                                                             55,600       54,605       46,045
                                                                --------     --------     --------
    Total other expense                                          183,000      166,514      156,574
                                                                --------     --------     --------
    Income before income taxes                                    99,143       87,342       78,757
Income tax expense (Note 11)                                      30,190       29,369       24,891
                                                                --------     --------     --------
    Net Income                                                  $ 68,953     $ 57,973     $ 53,866
                                                                ========     ========     ========
NET INCOME PER SHARE (NOTE 15): BASIC                           $   1.21     $   1.02     $   1.00
                                                                ========     ========     ========
                                DILUTED                         $   1.20     $   1.01     $   0.99
                                                                ========     ========     ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME BANCORPSOUTH, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               ACCUMULATED
                                                  COMMON STOCK                    OTHER
                                            ----------------------   CAPITAL  COMPREHENSIVE   RETAINED   TREASURY
                                              SHARES       AMOUNT    SURPLUS      INCOME      EARNINGS    STOCK        TOTAL
                                            ----------    --------   --------    --------    ---------    -------    ---------
                                                                (Dollars in thousands, except per share amounts)

Balance, December 31, 1996                  25,824,884    $ 64,941   $ 85,290    $  3,322    $ 204,755    $(2,224)   $ 356,084
  Net income                                        --          --         --          --       53,866         --       53,866
  Net unrealized change in investment
       securities net of tax effect
       of ($2,008) (Note 16)                        --          --         --       3,241           --         --        3,241
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                    57,107
Shares issued:
  Business combination (Note 3)              1,231,710       3,079     12,635          --          962         --       16,676
  Other shares issued                          142,881         164        837          --       (7,407)     1,352       (5,054)
Recognition of stock compensation                   --          --         --          --           83         --           83
Purchase of treasury stock                     (51,207)         --         --          --           --     (1,447)      (1,447)
Cash dividends declared:
  BancorpSouth, $0.395 per share                    --          --         --          --      (17,566)        --      (17,566)
  Pooled acquisitions                               --          --         --          --       (1,420)        --       (1,420)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  27,148,268      68,184     98,762       6,563      233,273     (2,319)     404,463
  Net income                                        --          --         --          --       57,973         --       57,973
  Net unrealized change in investment
       securities net of tax effect
       of ($2,856) (Note 16)                        --          --         --       4,611           --         --        4,611
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                    62,584
Shares issued:
  Business combination (Note 3)              1,106,532       2,766         --          --       11,637         --       14,403
  Purchase of minority interest (Note 3)       491,573       1,229      7,781          --           --         --        9,010
  Stock split (Note 2)                      28,331,240      70,964    (16,400)         --      (54,564)        --           --
  Other shares issued                          137,866         118        951          --       (2,644)     1,566           (9)
Recognition of stock compensation                   --          --         --          --          278         --          278
Purchase of treasury stock                     (30,000)         --         --          --           --       (602)        (602)
Cash dividends declared:
  BancorpSouth, $0.45 per share                     --          --         --          --      (21,266)        --      (21,266)
  Pooled acquisitions                               --          --         --          --       (1,334)        --       (1,334)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                  57,185,479     143,261     91,094      11,174      223,353     (1,355)     467,527
  Net income                                        --          --         --          --       68,953         --       68,953
  Net unrealized change in investment
       securities net of tax effect
       of $7,118 (Note 16)                          --          --         --     (11,269)          --         --      (11,269)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                    57,684
Other shares issued                             64,540          --       (104)         --           65        749          710
Recognition of stock compensation                   --          --         --          --           70         --           70
Purchase of treasury stock                     (52,500)         --         --          --           --       (857)        (857)
Cash dividends declared:
  BancorpSouth, $0.49 per share                     --          --         --          --      (27,734)        --      (27,734)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  57,197,519    $143,261   $ 90,990    $    (95)   $ 264,707    $(1,463)   $ 497,400
                                            ==========    ========   ========    ========    =========    =======    =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31
                                                         -----------------------------------
                                                            1999         1998         1997
                                                         ---------    ---------    ---------
                                                                    (In thousands)
OPERATING ACTIVITIES:
Net income                                               $  68,953    $  57,973    $  53,866
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                           14,689       16,080       10,516
      Depreciation and amortization                         15,988       14,327       12,509
      Deferred taxes                                          (639)       3,772         (959)
      Amortization of intangibles                            1,280          865          811
      Amortization of debt securities premium
        and discount, net                                     (499)      (8,372)        (305)
      Security gains, net                                   (4,176)        (842)      (1,283)
      Net deferred loan origination expense                 (5,016)      (3,366)      (3,179)
      Increase in interest receivable                       (2,950)      (3,898)      (3,846)
      Increase in interest payable                             917        2,232        1,834
      Proceeds from mortgages sold                         565,687      772,583      328,847
      Origination of mortgages for sale                   (539,854)    (796,476)    (342,448)
      Other, net                                             6,471       (3,613)        (971)
                                                         ---------    ---------    ---------
        Net cash provided by operating activities          120,851       51,265       55,392
                                                         ---------    ---------    ---------
INVESTING ACTIVITIES:
  Proceeds from calls and maturities of held-
    to-maturity securities                                 177,739      578,131      246,022
  Proceeds from calls and maturities of available-
    for-sale securities                                    398,249      259,788      266,874
  Proceeds from sales of held-to-maturity securities         9,040           --           --
  Proceeds from sales of available-for-sale securities      66,617       42,294       31,498
  Purchases of held-to-maturity securities                (380,250)    (646,263)    (209,414)
  Purchases of available-for-sale securities              (238,622)    (339,174)    (482,486)
  Net (increase) decrease in short-term investments         58,210     (108,198)     102,768
  Net increase in loans                                   (476,334)    (400,961)    (302,391)
  Purchases of premises and equipment                      (18,039)     (20,786)     (25,814)
  Proceeds from sale of premises and equipment               1,246        1,463        3,043
  Other, net                                               (19,487)      (9,798)     (13,291)
                                                         ---------    ---------    ---------
        Net cash used in investing activities             (421,631)    (643,504)    (383,191)
                                                         ---------    ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                 228,083      474,609      318,216
  Net (decrease) increase in short-term debt and other
      liabilities                                           89,485     (109,542)     147,594
  Advances on long-term debt                               145,000      125,600       12,836
  Repayment of long-term debt                             (100,160)     (10,849)     (10,185)
  Issuance of common stock                                      74          472          383
  Purchase of treasury stock                                  (857)        (602)      (1,447)
  Payment of cash dividends                                (26,430)     (21,729)     (17,852)
                                                         ---------    ---------    ---------
        Net cash provided by financing activities          335,195      457,959      449,545
                                                         ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            34,415     (134,280)     121,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             188,266      322,546      200,800
                                                         ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $ 222,681    $ 188,266    $ 322,546
                                                         =========    =========    =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BANCORPSOUTH, INC. AND SUBSIDIARIES
DECEMBER 31, 1999, 1998 AND 1997

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

CASH FLOW STATEMENTS

         Cash equivalents include cash and amounts due from banks including interest bearing deposits with other banks. The Company paid interest of $195,801,000, $194,277,000 and $163,060,000 and income taxes of $20,461,000,
$27,453,000 and $28,680,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

SECURITIES

         Securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are debt securities that the Company has the ability and management has the positive intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. The Company had no trading securities at December 31, 1999 and 1998. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

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

SECURITIES GAINS/CONTRIBUTION TO CHARITABLE FOUNDATION

         During 1999, the Company established a charitable foundation. Appreciated equity securities with an aggregate market value of approximately $4.15 million were contributed by the Company to initially fund the foundation. This transaction resulted in securities gains of $4.14 million and contributions expense of $4.15 million during 1999.

PENSION EXPENSE

         The Company maintains a non-contributory defined benefit pension plan that covers all employees who qualify as to age and length of service. Net periodic pension expense is actuarially determined.

STOCK BASED COMPENSATION

         The Company elected to continue to account for stock-based compensation to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." See Note 14 for disclosure of pro forma net income and pro forma net income per share as required under SFAS No. 123.

         Prior to 1998, certain of the Company's stock option plans contained provisions for Stock Appreciation Rights (SARs). Accounting rules for SARs require the recognition of expense for appreciation in the market value of the Company's common stock or a reduction of expense in the event of a decline in the market value of the Company's common stock. See Note 14 for further disclosures regarding SARs.

RECENT PRONOUNCEMENT

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

INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company, with the exception of the Bank's credit life insurance subsidiary, files a consolidated federal income tax return.

OTHER

         Trust income is recorded on the cash basis as received, which does not differ materially from the accrual basis.

(2)  STOCK SPLIT

         On May 15, 1998, the Company's two-for-one stock split effected in the form of a 100% stock dividend resulted in the issuance of 28,331,240 new shares of common stock. Information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.


(3)      ACQUISITIONS

         On March 28, 1997, Iuka Guaranty Bank, a $117 million bank headquartered in Iuka, Mississippi, was merged with and into the Bank. Pursuant to the merger, the Company issued 2,463,420 shares of common stock. This transaction was accounted for as a pooling of interests and Iuka Guaranty Bank's results of operations are included in the Company's financial statements for all periods presented.

         On October 30, 1998, Alabama Bancorp., Inc., a $280 million bank holding company headquartered in Birmingham, Alabama, was merged with and into the Company. Pursuant to the merger, Alabama Bancorp's subsidiary banks, Highland Bank and First Community Bank of the South, were merged into the Bank. The Company issued 3,604,394 shares of common stock to the shareholders of Alabama Bancorp. In addition, a total of 491,573 shares of the Company's common stock were issued to the minority shareholders of Highland Bank and First Community Bank of the South. This transaction was accounted for as a pooling of interests, except for the acquisition of the minority interest, which was accounted for as a purchase. The purchase of the minority interest resulted in the recognition of an intangible asset of $6.9 million that is being amortized over a period of 15 years. The Company's financial statements for all periods presented include the consolidated accounts of Alabama Bancorp.

         On December 4, 1998, Merchants Capital Corporation, a $220 million bank holding company headquartered in Vicksburg, Mississippi, was merged with and into the Company. Pursuant to the merger, Merchants Capital Corporation's subsidiary bank, Merchants Bank, was merged into the Bank. The Company issued 2,798,022 shares of common stock to the shareholders of Merchants Capital Corporation. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the consolidated accounts of Merchants Capital Corporation.

         On December 31, 1998, The First Corporation, a $150 million bank holding company headquartered in Opelika, Alabama, was merged with and into the Company. Pursuant to the merger, The First Corporation's subsidiary bank, The First National Bank of Opelika, was merged into the Bank. The Company issued 2,265,444 shares of common stock to the shareholders of The First Corporation. This transaction was accounted for as a pooling of interests and the Company's financial statements for 1998 include the consolidated accounts of The First Corporation. The financial statements for periods prior to 1998 were not restated because the impact of The First Corporation acquisition represented a change of less than 3% to the Company's financial results.

         On February 26, 1999, HomeBanc Corporation, a $160 million bank holding company headquartered in Guntersville, Alabama, was merged with and into the Company. Pursuant to the merger, HomeBanc Corporation's subsidiary bank, The Home Bank, was merged into the Bank. Each share of stock of HomeBanc Corporation was converted into 1.5747417 shares of the Company's common stock, or a total of 2,099,971 shares of common stock. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the consolidated accounts of HomeBanc Corporation.

         On June 30, 1999, Stewart Sneed Hewes, Inc. and subsidiaries, TSH Rentals, Inc. and Stewart Sneed Hewes II, Inc., a group of interrelated commercial insurance agencies, were merged with and into BancorpSouth Insurance Services of Mississippi, Inc., a subsidiary of the Bank. A total of 1,252,806 shares of the Company's common stock were issued to effect this transaction. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the accounts of Stewart Sneed Hewes, Inc. and subsidiaries, TSH Rentals, Inc. and Stewart Sneed Hewes II, Inc.

(4) HELD-TO-MATURITY SECURITIES
         A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 1999 and 1998 follows:

                                                                                   1999
                                                               ----------------------------------------------
                                                                              GROSS      GROSS      ESTIMATED
                                                               AMORTIZED   UNREALIZED  UNREALIZED      FAIR
                                                                  COST        GAINS      LOSSES        VALUE
                                                                --------     -------     -------     --------
                                                                               (In thousands)
U.S. Treasury                                                   $ 60,971     $   277     $   405     $ 60,843
U.S. Government agencies and corporations                        560,350          95      17,073      543,372
Tax exempt obligations of states and political subdivisions      213,392       1,896       3,024      212,264
Other                                                              6,041          --         237        5,804
                                                                --------     -------     -------     --------
    Total                                                       $840,754     $ 2,268     $20,739     $822,283
                                                                ========     =======     =======     ========

                                                                                   1998
                                                               ----------------------------------------------
                                                                              GROSS      GROSS      ESTIMATED
                                                               AMORTIZED   UNREALIZED  UNREALIZED      FAIR
                                                                  COST        GAINS      LOSSES        VALUE
                                                                --------     -------     -------     --------
                                                                               (In thousands)
U.S. Treasury                                                   $103,012     $ 2,013     $    10     $105,015
U.S. Government agencies and corporations                        333,866       3,210         762      336,314
Tax exempt obligations of states and political subdivisions      212,408       7,824         802      219,430
Other                                                              2,295          86          --        2,381
                                                                --------     -------     -------     --------
    Total                                                       $651,581     $13,133     $ 1,574     $663,140
                                                                ========     =======     =======     ========

         Gross gains of $183,000 and gross losses of $17,000 were recognized in 1999, gross gains of $371,000 and gross losses of $64,000 were recognized in 1998 and gross gains of $640,000 and gross losses of $30,000 were recognized in 1997 on held-to-maturity securities. Except for 1999, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 1999 amounts is a gross gain of $21,000 related to the sale of held-to-maturity securities with amortized cost of $6,016,000. The decision to sell these securities was based on the deteriorating credit quality of the issuer.

         Held-to-maturity securities with a carrying value of approximately $629,000,000 at December 31, 1999 were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of held-to-maturity securities at December 31, 1999 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities that reprice periodically are considered as maturing on the first repricing date subsequent to December 31, 1999.

                                                   1999
                                          ----------------------
                                                       ESTIMATED
                                          AMORTIZED      FAIR
                                             COST        VALUE
                                           --------     --------
                                               (In thousands)
Due in one year or less                    $271,289     $265,708
Due after one year through five years       504,056      491,513
Due after five years through ten years       55,719       54,346
Due after ten years                           9,690       10,716
                                           --------     --------
    Total                                  $840,754     $822,283
                                           ========     ========

 (5) AVAILABLE-FOR-SALE SECURITIES

         A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 1999 and 1998 follows:

                                                                                   1999
                                                               ----------------------------------------------
                                                                              GROSS      GROSS      ESTIMATED
                                                               AMORTIZED   UNREALIZED  UNREALIZED      FAIR
                                                                  COST        GAINS      LOSSES        VALUE
                                                                --------     -------     -------     --------
                                                                               (In thousands)
U.S. Treasury                                                   $ 65,852     $   359     $   187     $ 66,024
U.S. Government agencies and corporations                        200,957         226       5,193      195,990
Tax exempt obligations of states and political subdivisions       32,798         538       1,006       32,330
Other                                                             45,831       5,564         455       50,940
                                                                --------     -------     -------     --------
    Total                                                       $345,438     $ 6,687     $ 6,841     $345,284
                                                                ========     =======     =======     ========

                                                                                   1998
                                                               ----------------------------------------------
                                                                              GROSS      GROSS      ESTIMATED
                                                               AMORTIZED   UNREALIZED  UNREALIZED      FAIR
                                                                  COST        GAINS      LOSSES        VALUE
                                                                --------     -------     -------     --------
                                                                               (In thousands)
U.S. Treasury                                                   $103,575     $ 2,652     $     2     $106,225
U.S. Government agencies and corporations                        331,587       4,185         266      335,506
Tax exempt obligations of states and political subdivisions       36,815       1,909          28       38,696
Preferred stock                                                   55,320       3,243          --       58,563
Other                                                             38,553       6,273          76       44,750
                                                                --------     -------     -------     --------
    Total                                                       $565,850     $18,262     $   372     $583,740
                                                                ========     =======     =======     ========

         Gross gains of $4,423,000 and gross losses of $413,000 were recognized in 1999, gross gains of $624,000 and gross losses of $89,000 were recognized in 1998 and gross gains of $718,000 and gross losses of $45,000 were recognized in 1997 on available-for-sale securities.

         Available-for-sale securities with a carrying value of approximately $217,000,000 at December 31, 1999 were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years unless they have a repricing feature. Securities that reprice periodically are considered as maturing on the first repricing date subsequent to December 31, 1999.

                                                   1999
                                          ----------------------
                                                       ESTIMATED
                                          AMORTIZED       FAIR
                                             COST         VALUE
                                           --------     --------
                                              (In thousands)
Due in one year or less                    $ 64,808     $ 64,006
Due after one year through five years       216,954      218,620
Due after five years through ten years       48,839       47,212
Due after ten years                          14,837       15,446
                                           --------     --------
    Total                                  $345,438     $345,284
                                           ========     ========

(6) LOANS

         A summary of loans classified by collateral type at December 31, 1999 and 1998 follows:

                                   1999           1998
                                ----------     ----------
                                     (In thousands)
Commercial and agricultural     $  371,169     $  395,514
Consumer and installment           978,013        930,698
Real estate mortgage             2,514,573      2,113,380
Lease financing                    254,868        210,559
Other                               12,795         26,393
                                ----------     ----------
    Total                       $4,131,418     $3,676,544
                                ==========     ==========



         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $5,150,000 and $6,629,000 at December 31, 1999 and 1998, respectively. Restructured loans totaled $91,000 and $713,000 at December 31, 1999 and 1998, respectively.

         The total amount of interest earned on non-performing loans was approximately $126,000, $153,000 and $58,000 in 1999, 1998 and 1997,
respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $361,000, $385,000 and $263,000 in 1999, 1998 and 1997, respectively.

         Loans considered impaired, under SFAS No.114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 1999 and 1998 was $5,790,000 and $8,643,000, respectively, with a valuation reserve of $2,176,000 and $3,223,000, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $6,207,000 and $9,187,000, respectively.

 (7)  ALLOWANCE FOR CREDIT LOSSES

         The following summarizes the changes in the allowance for credit losses for the years ended December 31, 1999, 1998 and 1997:

                                   1999          1998          1997
                                 --------      --------      --------
                                            (In thousands)
Balance at beginning of year     $ 51,083      $ 44,238      $ 41,706
Provision charged to expense       14,689        16,080        10,516
Recoveries                          2,135         3,060         2,556
Loans charged off                 (12,350)      (13,447)      (11,136)
Acquisitions                           --         1,152           596
                                 --------      --------      --------
Balance at end of year           $ 55,557      $ 51,083      $ 44,238
                                 ========      ========      ========

 (8)  PREMISES AND EQUIPMENT

         A summary by asset classification at December 31, 1999 and 1998 follows:

                                           ESTIMATED
                                          USEFUL LIFE
                                              YEARS       1999         1998
                                          -----------   --------     --------
                                                           (In thousands)
Cost:
Land                                           N/A      $ 18,883     $ 17,760
Buildings and improvements                    20-50       95,259       90,647
Leasehold improvements                        10-20        2,578        1,947
Equipment, furniture and fixtures             3-12        93,740       84,534
Construction in progress                       N/A         9,172       13,607
                                                        --------     --------
                                                         219,632      208,495
Accumulated depreciation and amortization                 90,578       80,424
                                                        --------     --------
     Premises and equipment, net                        $129,054     $128,071
                                                        ========     ========




 (9) TIME DEPOSITS AND SHORT-TERM DEBT

         Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $840,418,000 and $667,363,000 were outstanding at December 31, 1999 and 1998, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $35,403,000, $37,802,000, and $29,211,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

         For time deposits with a remaining maturity of more than one year at December 31, 1999, the aggregate amount of maturities for each of the following five years is presented in the following table:

            MATURING IN             AMOUNT
            -----------            --------
                                (In thousands)
                2001               $290,468
                2002                176,709
                2003                 45,752
                2004                 20,376
                2005                  1,466
             Thereafter               2,021
                                   --------
                Total              $536,792
                                   ========

         Presented below is information relating to short-term debt for the years ended December 31, 1999 and 1998:

                                                      END OF PERIOD               DAILY AVERAGE             MAXIMUM
                                                 -----------------------     ------------------------     OUTSTANDING
                                                                 INTEREST                     INTEREST      AT ANY
                                                   BALANCE         RATE       BALANCE           RATE       MONTH END
                                                ----------       --------     ---------       --------    ----------
                                                                        (Dollars in thousands)
1999:
Federal funds purchased                         $      250          4.1%     $    7,588          5.1%     $   14,050
Securities sold under repurchase agreements        153,739          4.0%         37,195          4.2%        153,739
Short-term Federal Home Loan Bank advances          89,000          6.0%         57,236          5.1%        115,000
                                                ----------                   ----------                   ----------
    Total                                       $  242,989                   $  102,019                   $  282,789
                                                ==========                   ==========                   ==========

1998:
Federal funds purchased                         $    3,051          4.6%     $    6,172          5.2%     $   12,600
Securities sold under repurchase agreements         61,503          3.7%         56,556          4.5%         70,678
                                                ----------                   ----------                   ----------
    Total                                       $   64,554                   $   62,728                   $   83,278
                                                ==========                   ==========                   ==========


         Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 1999, the Bank had established informal federal funds borrowing lines of credit aggregating $747,000,000.

(10) LONG-TERM DEBT

FEDERAL HOME LOAN BANK ADVANCES

         The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (FHLB) of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the borrower's first mortgage collateral or 35% of the borrower's assets.

         The Bank has advances from the FHLB of Atlanta which are secured by securities pledged at 97% of market value.

         At December 31, 1999, the following FHLB fixed term advances were repayable as follows:

FINAL DUE DATE         INTEREST RATE               AMOUNT
--------------         -------------               ------
                                               (In thousands)
      2001             5.21% - 7.03%                 $2,088
      2002                  5.75%                     5,000
      2004                  6.01%                       206
2006 and beyond        5.86% - 7.69%                131,266
                                                   --------
      Total                                        $138,560
                                                   ========


(11) INCOME TAXES

         Total income taxes for the years ended December 31, 1999, 1998 and 1997 were allocated as follows:

                                                          1999          1998          1997
                                                        --------      --------      --------
                                                                   (In thousands)
Income from continuing operations                       $ 30,190      $ 29,369      $ 24,891
Shareholders' equity for other comprehensive income       (7,118)        2,856         2,008
Shareholders' equity for stock option plans                 (268)         (678)         (400)
                                                        --------      --------      --------
        Total                                           $ 22,804      $ 31,547      $ 26,499
                                                        ========      ========      ========





         The components of income tax expense (credit) attributable to continuing operations are as follows for the years ended December 31, 1999, 1998 and 1997:

                           1999                1998               1997
                         --------             -------            --------
                                    (In thousands)
Current:
  Federal                $ 28,075             $22,288            $ 22,523
  State                     2,754               3,309               3,327
Deferred:
  Federal                    (585)              3,282                (825)
  State                       (54)                490                (134)
                         --------             -------            --------
        Total            $ 30,190             $29,369            $ 24,891
                         ========             =======            ========

         Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

                                                        1999            1998            1997
                                                      --------        --------        --------
                                                                      (In thousands)
Tax expense at statutory rate                         $ 34,700        $ 30,570        $ 27,565
Increase (reduction) in taxes resulting from:
  State income taxes net of federal tax benefit          1,755           2,469           2,075
  Tax exempt interest revenue                           (4,230)         (3,876)         (3,195)
  Non-deductible merger expenses                           255           1,077              --
  Dividend received deduction                             (203)           (124)           (118)
  Charitable contribution                               (1,450)             --              --
  Other, net                                              (637)           (747)         (1,436)
                                                      --------        --------        --------
        Total                                         $ 30,190        $ 29,369        $ 24,891
                                                      ========        ========        ========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                     1999           1998
                                                                    -------       --------
                                                                       (In thousands)
Deferred tax assets:
  Loans receivable, principally due to allowance
     for credit losses                                              $24,271       $ 20,827
  Deferred liabilities, principally due to
    compensation arrangements and vacation accruals                   5,258          5,185
  Unrealized losses on available-for-sale securities                    190             --
  Net operating loss carryforwards                                      698            769
                                                                    -------       --------
    Total gross deferred tax assets                                  30,417         26,781
    Less:  valuation allowance                                           --             --
                                                                    -------       --------
    Deferred tax assets                                             $30,417       $ 26,781
                                                                    -------       --------

Deferred tax liabilities:
  Bank premises and equipment, principally due
    to differences in depreciation and lease transactions           $21,577       $ 19,001
  Deferred assets, principally due to expense recognition             1,085            700
  Investments, principally due to interest income recognition         1,532          1,875
  Capitalization of mortgage servicing rights                         4,197          4,008
  Unrealized gains on available-for-sale securities                      --          6,843
                                                                    -------       --------
      Total gross deferred tax liabilities                           28,391         32,427
                                                                    -------       --------
      Net deferred tax assets (liabilities)                         $ 2,026       $ (5,646)
                                                                    =======       ========

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences existing at December 31, 1999.

         At December 31, 1999 the Company had net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,826,000 that were available to offset future federal taxable income, subject to various limitations, through 2009.

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

         The BancorpSouth, Inc. Restoration Plan ("Restoration Plan") provides for the payment of retirement benefits to certain participants in the BancorpSouth, Inc. Retirement Plan ("Basic Plan"). The Restoration Plan covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986 and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing their benefit under the Basic Plan.

         A summary of the defined benefit retirement plans at and for the years ended December 31 follows:

                                                          1999           1998             1997
                                                        --------        --------        --------
                                                                     (In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year       $ 19,658        $ 19,469        $ 19,889
Service cost                                               1,677           1,402           1,295
Interest cost                                              1,517           1,343           1,332
Actuarial (gain) loss                                     (3,296)            444          (1,489)
Benefits paid                                             (1,669)         (3,000)         (1,558)
                                                        --------        --------        --------
Projected benefit obligation at end of year             $ 17,887        $ 19,658        $ 19,469
                                                        ========        ========        ========
Change in plan assets:
Fair value of plan assets at beginning of year          $ 28,376        $ 26,124        $ 20,982
Actual return on assets                                    3,462           5,223           4,663
Employer contributions                                        --              29           2,037
Benefits paid                                             (1,669)         (3,000)         (1,558)
                                                        --------        --------        --------
Fair value of plan assets at end of year                $ 30,169        $ 28,376        $ 26,124
                                                        ========        ========        ========
Funded status:
Benefit obligation                                      $(17,887)       $(19,658)       $(19,469)
Fair value of plan assets                                 30,169          28,376          26,124
Unrecognized transition amount                                (4)             (6)             (7)
Unrecognized prior service cost                             (863)           (941)         (1,018)
Unrecognized actuarial gain                              (12,725)         (8,245)         (5,570)
                                                        --------        --------        --------
Net amount recognized                                   $ (1,310)       $   (474)       $     60
                                                        ========        ========        ========
Components of net periodic pension cost:
Service cost                                            $  1,677        $  1,402        $  1,295
Interest cost                                              1,517           1,343           1,332
Expected return on assets                                 (2,121)         (1,950)         (1,641)
Amortization of unrecognized transition amount                (2)             (2)             (2)
Recognized prior service cost                                (78)            (78)            (78)
Recognized net gain                                         (157)           (152)            (66)
                                                        --------        --------        --------
Net periodic pension cost                               $    836        $    563        $    840
                                                        ========        ========        ========

         Plan assets consist primarily of listed bonds and commingled funds. The assumptions used for measuring net periodic pension cost for the years ended December 31, 1999, 1998 and 1997 are presented in the following table.

                                           1999           1998           1997
                                           ----           ----           ----
Discount rate                              7.75%          6.75%          6.50%
Rate of compensation increase              4.00           4.00           4.00
Expected return on plan assets             7.50           7.50           7.50

         The Company has a non-qualified supplemental retirement plan for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years. The amount accrued under the plan was $144,000 in 1999, $128,000 in 1998 and $148,000 in 1997.

         The Company has a deferred compensation plan (commonly referred to as a 401(k) Plan), whereby employees may contribute a portion of their compensation, as defined, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase Company common stock at prevailing market prices. Plan expense for the years ended December 31, 1999, 1998 and 1997 was $2,625,000, $2,519,000 and $2,445,000, respectively.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

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

         The following table presents information for loans at December 31, 1999 and 1998:

                                            1999                           1998
                                 --------------------------      --------------------------
                                    BOOK             FAIR           BOOK           FAIR
                                    VALUE           VALUE           VALUE          VALUE
                                 ----------      ----------      ----------      ----------
                                                       (In thousands)
Commercial and agricultural      $  371,169      $  406,420      $  395,514      $  405,607
Consumer and installment            978,013       1,051,009         930,698         995,133
Real estate mortgage              2,514,573       2,711,853       2,113,380       2,296,490
All other                            12,795          13,091          26,393          30,539
                                 ----------      ----------      ----------      ----------
    Total                        $3,876,550      $4,182,373      $3,465,985      $3,727,769
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

DEPOSIT LIABILITIES

          Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts and money market checking accounts, is equal to the amount payable on demand as of December 31, 1999 and 1998. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. The following table presents information for certificates of deposit at December 31, 1999 and 1998:

                                                                  1999                     1998
                                                        -----------------------   -----------------------
                                                          BOOK         FAIR         BOOK         FAIR
                                                          VALUE        VALUE        VALUE        VALUE
                                                        ----------   ----------   ----------   ----------
                                                                         (In thousands)
Maturing or repricing in six months or less             $1,197,383   $1,202,497   $  979,376   $  982,398
Maturing or repricing between six months and one year      606,553      610,327      457,181      460,518
Maturing or repricing between one and three years          452,140      453,021      139,880      143,859
Maturing or repricing beyond three years                    69,603       79,901      481,716      492,967
                                                        ----------   ----------   ----------   ----------
     Total                                              $2,325,679   $2,345,746   $2,058,153   $2,079,742
                                                        ==========   ==========   ==========   ==========


LONG-TERM DEBT

         The fair value of the Company's fixed-term FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities. The following table presents information on the FHLB advances at December 31, 1999 and 1998:

                           1999                          1998
                 -----------------------       -----------------------
                   BOOK           FAIR          BOOK            FAIR
FINAL DUE DATE    VALUE           VALUE         VALUE           VALUE
--------------   --------       --------       --------       --------
                                     (In thousands)
      1999       $     --       $     --       $  1,661       $  1,661
      2000             --             --         19,185         19,237
      2001          2,088          2,075          3,847          3,861
      2002          5,000          4,940         17,186         17,242
      2003             --             --            185            185
Thereafter        131,472        123,266        140,656        143,160
                 --------       --------       --------       --------
Total            $138,560       $130,281       $182,720       $185,346
                 ========       ========       ========       ========

(14) STOCK INCENTIVE AND STOCK OPTION PLANS

         During 1987, the Company issued 69,000 shares of common stock to a key employee. The shares vested over a 10-year period subject to the Company meeting certain performance goals and the compensation associated with this award was recognized over the vesting period that ended during 1997.

         In 1995, the Company issued 60,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 36,000 at December 31, 1999. The compensation associated with this award is being recognized over the 10-year period.

         In 1998, the Company issued 70,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 56,000 at December 31, 1999. The compensation associated with this award is being recognized over the 10-year period.

         In 1998, the Company issued 8,000 shares to the directors of the Company. The shares vest over a 3-year period and the unearned shares are held in escrow and totaled 5,340 at December 31, 1999. The compensation associated with this award is being recognized over the 3-year period.

         Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company's 1990, 1994 and 1995 stock incentive plans. The stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 1999, the Company had outstanding 552,453 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded reductions in compensation expense of $956,000 and $2,709,000 in 1999 and 1998, respectively, and recorded additional compensation expense of $6,113,000 in 1997 related to the SARs because of the changes in market value of its common stock. In 1995 and 1998, pursuant to certain acquisitions, incentive and non-qualified stock options were granted to employees and directors of the companies being acquired in exchange for stock options that were outstanding at the time those mergers were consummated. The number of shares and option prices of shares authorized under the various stock option plans have been adjusted for the two-for-one stock split effected in the form of a dividend discussed in
Note 2.

         In 1998, the Company adopted a stock plan through which at least 50% of the compensation payable to each director is paid in the form of stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of stock.

         A summary of the status of the Company's stock options outstanding as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                              1999                       1998                   1997
                                     --------------------      ----------------------    ---------------------
                                                WEIGHTED-                  WEIGHTED-                 WEIGHTED-
                                                 AVERAGE                    AVERAGE                   AVERAGE
                                                 EXERCISE                   EXERCISE                 EXERCISE
OPTIONS                               SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
                                     ---------  ---------      ---------    ---------    ---------   ---------
Outstanding at beginning
   of year                           1,713,681     $12.53      1,663,335     $10.73      1,608,618     $ 8.53
Granted                                276,000      17.23        341,526      15.90        276,557      20.36
Exercised                              (87,060)      4.59       (260,028)      6.02       (221,840)      6.78
Expired or cancelled                   (10,460)      9.88        (31,152)      8.11             --         --
                                     ---------                 ---------                 ---------
Outstanding at end of year           1,892,161     $13.59      1,713,681     $12.53      1,663,335     $10.73
                                     ---------                 ---------                 ---------
Exercisable at end of year           1,379,021                 1,207,257                 1,085,807
                                     =========                 =========                 =========

         The following table summarizes information about stock options at December 31, 1999:

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       -------------------------------------------   -----------------------------
    RANGE OF             NUMBER      WEIGHTED-AVG    WEIGHTED-AVG       NUMBER      WEIGHTED-AVG
EXERCISE PRICES        OUTSTANDING  REMAINING LIFE  EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
---------------        -----------  --------------  --------------   -----------    --------------
       $0.72              29,552        0.3 years       $ 0.72           29,552       $    0.72
 $2.47 to $3.58            7,484        3.6               3.29            7,484            3.29
 $4.10 to $6.49          149,006        2.1               5.70          149,006            5.70
 $7.45 to $9.38          428,250        4.2               8.67          418,650            8.68
$11.06 to $13.63         537,250        6.6              12.31          537,250           12.31
$16.63 to $22.50         740,619        9.0              19.57          237,079           21.34
                       ---------                                      ---------
 $0.72 to $22.50       1,892,161        6.5             $13.59        1,379,021       $   11.75
                       =========                                      =========

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, adoption of a fair-value based accounting method for employee stock-based compensation arrangements. As permitted by the statement, the Company has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation cost. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997: expected options lives of 7 years for all three years; expected dividend yield of 3.18%, 2.84% and 3.0%; expected volatility of 23%, 22% and 22% and risk-free interest rates of 6%, 6% and 7%. Pro forma net income and pro forma net income per share calculated under the provisions of SFAS No. 123 for the years ended December 31, 1999, 1998 and 1997 are presented in the following table.

                                                     1999           1998           1997
                                                    -------        -------        -------
Net income (in thousands)        As reported        $68,953        $57,973        $53,866
                                 Pro forma           68,201         57,294         53,315

Basic earnings per share         As reported        $  1.21        $  1.02        $  1.00
                                 Pro forma             1.19           1.01           0.98

Diluted earnings per share       As reported        $  1.20        $  1.01        $  0.99
                                 Pro forma             1.19           1.00           0.98

(15) EARNINGS PER SHARE AND DIVIDEND DATA

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 1999, 1998 and 1997:

                                           1999                           1998                                   1997
                         ----------------------------------- ------------------------------------ ----------------------------------
                            INCOME        SHARES   PER SHARE   INCOME         SHARES    PER SHARE   INCOME       SHARES    PER SHARE
                         (NUMERATOR)  (DENOMINATOR)  AMOUNT  (NUMERATOR)   (DENOMINATOR)  AMOUNT  (NUMERATOR) (DENOMINATOR)  AMOUNT
                         -----------  -------------  ------  -----------   -------------  ------  ----------- -------------  ------
                                                          (In thousands, except per share amounts)
BASIC EPS:
Income available to
   common shareholders      $68,953      57,108      $1.21     $ 57,973      56,638       $ 1.02     $ 53,866     54,122    $1.00
                                                     =====                                ======                            =====
Effect of dilutive stock
  options                        --         416                      --         586                        --        422
                            -------      ------                --------      ------                   -------     ------
DILUTED EPS:
Income available to
   common shareholders
   plus assumed exercise    $68,953      57,524      $1.20     $ 57,973      57,224       $ 1.01     $ 53,866     54,544    $0.99
                            =======      ======      =====     ========      ======       ======     ========     ======    =====

         Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 1999, the Bank could have paid dividends to the Company of $144,000,000 under current regulatory guidelines.

(16) OTHER COMPREHENSIVE INCOME

         The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 1999, 1998 and 1997:

                                                      1999                          1998                         1997
                                          ---------------------------   ---------------------------  ----------------------------
                                           BEFORE     TAX      NET       BEFORE     TAX       NET    BEFORE     TAX         NET
                                            TAX    (EXPENSE)  OF TAX      TAX    (EXPENSE)   OF TAX    TAX     (EXPENSE)  OF TAX
                                           AMOUNT   BENEFIT   AMOUNT     AMOUNT   BENEFIT    AMOUNT   AMOUNT    BENEFIT   AMOUNT
                                          --------   ------  --------   -------   -------   -------   -------   -------   -------
                                                                              (In thousands)
Unrealized gains on securities:
  Unrealized gains (losses) arising
     during holding period                $(14,377)  $5,584  $ (8,793)  $ 8,002   $(3,061)  $ 4,941   $ 5,922   $(2,265)  $ 3,657
  Less: Reclassification adjustment for
     net gains realized in net income       (4,010)   1,534    (2,476)     (535)      205      (330)     (673)      257      (416)
                                          --------   ------  --------   -------   -------   -------   -------   -------   -------
Other comprehensive income (loss)         $(18,387)  $7,118  $(11,269)  $ 7,467   $(2,856)  $ 4,611   $ 5,249   $(2,008)  $ 3,241
                                          ========   ======  ========   =======   =======   =======   =======   =======   =======







(17) RELATED PARTY TRANSACTIONS

         The Company has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates. In management's opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any other unfavorable features. An analysis of such outstanding loans is as follows (in thousands):

Loans outstanding at December 31, 1998                    $ 21,052
New loans                                                    1,903
Repayments                                                  (3,443)
                                                          --------
Loans outstanding at December 31, 1999                    $ 19,512
                                                          ========

(18) CAPITALIZED MORTGAGE SERVICING RIGHTS

         Originated mortgage servicing rights ("OMSRs"), as well as purchased mortgage servicing rights ("PMSRs"), are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. PMSRs and OMSRs are being amortized in proportion to and over the period of the estimated net servicing income. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate and term and loan type based on 1) loan guarantee (i.e., conventional or government) and 2) interest characteristic (i.e., fixed-rate or adjustable-rate). In measuring impairment, the carrying amount must be stratified based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

         The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

                                              1999              1998
                                             -------           -------
                                                 (In thousands)
Balance at beginning of year                 $27,343           $14,071
Mortgage servicing rights capitalized         11,779            16,376
Amortization expense                          (4,510)           (3,104)
                                             -------           -------
Balance at end of year                        34,612            27,343
Valuation allowance                           (1,368)           (4,670)
                                             -------           -------
Fair value at end of year                    $33,244           $22,673
                                             =======           =======

(19)  REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve (FRB) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (Tier I) of a least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 3% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and leverage above the well capitalized levels at December 31, 1999 and 1998, respectively, as set forth in the following table:

                                                               1999                                 1998
                                                   ----------------------------         ---------------------------
                                                    AMOUNT               RATIO           AMOUNT               RATIO
                                                   --------              -----          --------              -----
                                                                        (Dollars in thousands)
Total Capital (to Risk-Weighted Assets)            $536,130              12.80%         $486,978              12.82%
Tier I Capital (to Risk-Weighted Assets)            481,440              11.49           439,435              11.56
Tier I Leverage Capital (to Average Assets)         481,440               8.38           439,435               8.38

(20)  SEGMENTS

         The Company's principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services and other activities not allocated to community banking.

         Results of operations and selected financial information by operating segment for the three years ended December 31, 1999, 1998 and 1997 are presented below:

                                                            GENERAL
                                           COMMUNITY       CORPORATE
                                            BANKING        AND OTHER        TOTAL
                                            -------        ---------      ----------
                                                       (In thousands)
1999
RESULTS OF OPERATIONS
Net interest revenue                      $  163,083       $ 54,418       $  217,501
Provision for credit losses                   11,690          2,999           14,689
-------------------------------------------------------------------------------------
Net interest income after provision
for credit losses                            151,393         51,419          202,812
Other revenue                                 41,525         37,806           79,331
Other expense                                140,169         42,831          183,000
-------------------------------------------------------------------------------------
Income before income taxes                    52,749         46,394           99,143
Income taxes                                  16,063         14,127           30,190
-------------------------------------------------------------------------------------
Net income                                $   36,686       $ 32,267       $   68,953
SELECTED FINANCIAL INFORMATION
Identifiable assets                       $5,152,645       $624,281       $5,776,926
Depreciation & amortization                   14,408          1,580           15,988

1998
RESULTS OF OPERATIONS
Net interest revenue                      $  152,847       $ 50,847       $  203,694
Provision for credit losses                   13,333          2,747           16,080
-------------------------------------------------------------------------------------
Net interest income after provision
for credit losses                            139,514         48,100          187,614
Other revenue                                 34,591         31,651           66,242
Other expense                                127,273         39,241          166,514
-------------------------------------------------------------------------------------
Income before income taxes                    46,832         40,510           87,342
Income taxes                                  15,747         13,622           29,369
-------------------------------------------------------------------------------------
Net income                                $   31,085       $ 26,888       $   57,973
SELECTED FINANCIAL INFORMATION
Identifiable assets                       $4,799,100       $584,114       $5,383,214
Depreciation & amortization                   12,901          1,426           14,327

1997
RESULTS OF OPERATIONS
Net interest revenue                      $  137,869       $ 48,299       $  186,168
Provision for credit losses                    6,209          4,307           10,516
-------------------------------------------------------------------------------------
Net interest income after provision
for credit losses                            131,660         43,992          175,652
Other revenue                                 42,967         16,712           59,679
Other expense                                128,986         27,588          156,574
-------------------------------------------------------------------------------------
Income before income taxes                    45,641         33,116           78,757
Income taxes                                  14,425         10,466           24,891
-------------------------------------------------------------------------------------
Net income                                $   31,216       $ 22,650       $   53,866
SELECTED FINANCIAL INFORMATION
Identifiable assets                       $4,335,974       $515,976       $4,851,950
Depreciation & amortization                   11,351          1,158           12,509

(21)  COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

         Rent expense was approximately $3,421,000 for 1999, $3,153,000 for 1998 and $3,064,000 for 1997. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999 (in thousands):

         2000                                                   $2,984
         2001                                                    2,166
         2002                                                    1,303
         2003                                                      903
         2004                                                      677
         Thereafter                                                921
                                                                ------
         Total future minimum lease payments                    $8,954
                                                                ======

MORTGAGE LOANS SERVICED FOR OTHERS

         The Company services mortgage loans for others which are not included in the accompanying financial statements. Included in the $1.95 billion of loans serviced for investors at December 31, 1999, is approximately $7.0 million of primary recourse servicing where the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral which consists of single family residences and either federal or private mortgage insurance.

FORWARD CONTRACTS

         Forward contracts are agreements to purchase or sell securities at a future specific date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 1999, the Company had obligations under forward contracts consisting of commitments to sell mortgage loans originated or purchased by the Company into the secondary market at a future date. These obligations are entered into by the Company in order to establish the interest rate at which it can offer mortgage loans to its customers. Mortgage loans held for sale by the Company for delivery into the secondary market are recorded at the lower of cost or market. As of December 31, 1999, the contractual or notional amount of these forward contracts was approximately $38,000,000.

LENDING COMMITMENTS

         In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 1999, these included approximately $29,682,000 for letters of credit, and approximately $807,656,000 for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. No significant credit losses are expected from these commitments and arrangements.

LITIGATION

         Various legal claims have arisen in the normal course of business, including claims against entities to which the Company is successor as a result of business combinations. In the opinion of management, the ultimate resolution of these claims will have no material effect on the Company's consolidated financial position.

RESTRICTED CASH BALANCE

         Aggregate reserves (in the form of deposits with the Federal Reserve
Bank) of $8,000,000 were maintained to satisfy Federal regulatory requirements at December 31, 1999.

(22) CONDENSED FINANCIAL STATEMENT INFORMATION OF BANCORPSOUTH, INC. (PARENT COMPANY ONLY)

         The following condensed unaudited financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:

                                                                     DECEMBER 31,
                                                               ----------------------
                                                                 1998          1997
                                                               ---------    ---------
                                                                   (In thousands)
CONDENSED BALANCE SHEETS
Assets
Cash on deposit with subsidiary bank                           $  11,877    $   6,182
Securities                                                            --          413
Investment in subsidiaries                                       490,597      461,860
Other assets                                                       7,185       13,115
                                                               ---------    ---------
  Total assets                                                 $ 509,659    $ 481,570
                                                               =========    =========
Liabilities and shareholders' equity
Total liabilities                                              $  12,259    $  14,043
Shareholders' equity                                             497,400      467,527
                                                               ---------    ---------
  Total liabilities and shareholders' equity                   $ 509,659    $ 481,570
                                                               =========    =========

                                                          YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1999        1998          1997
                                                   --------    ---------    ---------
                                                            (In thousands)
CONDENSED STATEMENTS OF INCOME
Dividends from subsidiaries                        $ 31,100    $  25,550    $  17,937
Management fees from subsidiaries                        --        1,739        1,419
Other operating income                                  120          809          456
                                                   --------    ---------    ---------
  Total income                                       31,220       28,098       19,812

Operating expenses                                    1,561        4,543        7,324
                                                   --------    ---------    ---------
Income before equity in undistributed earnings
  of subsidiaries                                    29,659       23,555       12,488
Equity in undistributed earnings of subsidiaries     39,294       34,418       41,378
                                                   --------    ---------    ---------
  Net income                                       $ 68,953    $  57,973    $  53,866
                                                   ========    =========    =========

                                                          YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1999        1998          1997
                                                   --------    ---------    ---------
                                                            (In thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Operating Activities:
  Net income                                       $ 68,953    $  57,973    $  53,866
  Adjustments to reconcile net income
    to net cash provided by operating activities    (36,045)     (20,367)     (31,829)
                                                   --------    ---------    ---------
Net cash provided by operating activities            32,908       37,606       22,037
Net cash used in financing activities               (27,213)     (43,588)     (18,916)
                                                   --------    ---------    ---------
Increase (decrease) in cash and cash equivalents      5,695       (5,982)       3,121
Cash and cash equivalents at beginning of year        6,182       12,164        9,043
                                                   --------    ---------    ---------
Cash and cash equivalents at end of year           $ 11,877    $   6,182    $  12,164
                                                   ========    =========    =========

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. - Directors and Executive Officers of the Registrant

         Information concerning the directors and nominees of the Company appears under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2000 annual meeting of shareholders, and is incorporated herein by reference.

Executive Officers of Registrant

         Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

         Name                                        Offices Held                                      Age
         ----                                        ------------                                      ---

         Aubrey B. Patterson                         Chairman of the Board of                          57
                                                     Directors and Chief
                                                     Executive Officer
                                                     of the Company and BancorpSouth
                                                     Bank; Director of the Company

         L. Nash Allen, Jr.                          Treasurer, and Chief                              55
                                                     Financial Officer of
                                                     the Company; Executive
                                                     Vice President, Chief Financial
                                                     Officer and Cashier, BancorpSouth Bank

         Harry R. Baxter                             Executive Vice President of the Company           55
                                                     and Vice Chairman and
                                                     Director of Marketing
                                                     of the Company and BancorpSouth Bank

         Gary R. Harder                              Executive Vice President of the Company           55
                                                     and Executive Vice President, Audit and
                                                     Loan Review of the Company and
                                                     BancorpSouth Bank

         Michael W. Weeks                            Executive Vice President of the                   51
                                                     Company and Vice Chairman of
                                                     BancorpSouth Bank

         Michael L. Sappington                       Executive Vice President of the Company           50
                                                     and Vice Chairman of
                                                     BancorpSouth Bank

         Gregg Cowsert                               Executive Vice President of the                   52
                                                     Company and Vice Chairman and
                                                     Chief Lending Officer of BancorpSouth Bank

         Cathy M. Robertson                          Executive Vice President of the                   45
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

         Mr. Patterson has served as Chairman of the Board and Chief Executive Officer of the Bank and the Company for at least the past five years.

         Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

         Mr. Baxter has served as Executive Vice President of the Company and Vice Chairman and Director of Marketing of the Bank for at least the past five years.

         Mr. Harder served as Senior Vice President and Executive Vice President-Loan Review of the Bank for at least the past five years. He is also Executive Vice President of the Company.

         Mr. Weeks served as Chairman of the Board and Chief Executive Officer of Volunteer Bank until June 1997 when Volunteer Bank was merged into BancorpSouth Bank and he was named Vice Chairman of BancorpSouth Bank. He has served as Executive Vice President of the Company for at least the past five years. Prior to his employment by the Company, Mr. Weeks served as a partner in the accounting firm of KPMG LLP.

         Mr. Sappington has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.

         Mr. Cowsert has served as Executive Vice President and Vice Chairman of the Bank for at least the past five years. He also is Executive Vice President of the Company.

         Mrs. Robertson has served as First Vice President, Senior Vice President and Executive Vice President of the Bank for at least the past five years. She is also Executive Vice President of the Company.


Item 11. - Executive Compensation

         Information concerning the remuneration of executive officers of the Company appears under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2000 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption "Compensation of Directors" in the Company's definitive Proxy Statement for its 2000 annual meeting of shareholders, and is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and directors and executive officers of the Company appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 2000 annual meeting of shareholders, and is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with management and others appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2000 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Consolidated Financial Statements:  See Item 8.

(a) 2.   Consolidated Financial Statement Schedules:
         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3.   Exhibits:

         (3)      (a)  Articles of Incorporation, as amended. (1)
                  (b)  Bylaws. (2)
         (4)      Specimen Common Stock Certificate. (3)
         (10)     (a)  1998 Directors Plan. (2)(8)
                  (b) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (4)(8)
                  (c)  1994 Stock Incentive Plan. (3)(8)
                  (d) 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (3)(7)(8)
                  (e) Stock Bonus Agreement between BancorpSouth, Inc. and Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks dated January 17, 1995 (6)(8)
                  (f) Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, Jr., dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, Jr., dated March 20, 1998 (7)(8)
                  (g) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (5)(8)
         (11)     Statement re computation of per share earnings
         (21)     Subsidiaries of the Registrant.
         (23)     Consent of Independent Accountants.
         (27)     Financial Data Schedule.
         (28) Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (5)(8)
(1) Filed as exhibits 3.1 and 3.2 to the Company's registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1998 (file number 0-10826), and incorporated by reference thereto.
(3) Filed as an exhibit to the Company's Form 10-Q for the three months ended March 31, 1998 (file number 0-10826) and incorporated by reference thereto.
(4) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
(5) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
(6) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1995 (file number 0-10826), and incorporated by reference thereto.
(7) Filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997 (file number 0-1-826), and incorporated by reference thereto.
(8)      Compensatory plans or arrangements.


(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BancorpSouth, Inc.


DATE:  March 22, 2000               /s/ Aubrey B. Patterson
                                    --------------------------------------------
                                    Aubrey B. Patterson
                                    Chairman of the Board and Chief
                                    Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson             Chairman of the Board, Chief            March 22, 2000
---------------------------------   Executive Officer
Aubrey B. Patterson                 (Principal Executive Officer)
                                    and Director

/s/ L. Nash Allen, Jr.              Treasurer and Chief Financial           March 22, 2000
---------------------------------   Officer (Principal Financial and
L. Nash Allen, Jr.                  Accounting Officer)


/s/ S. H. Davis                     Director                                March 22, 2000
---------------------------------
S. H. Davis


/s/ Hassell H. Franklin             Director                                March 22, 2000
---------------------------------
Hassell H. Franklin


/s/ Fletcher H. Goode               Director                                March 22, 2000
---------------------------------
Fletcher H. Goode, M.D.


/s/ W. G. Holliman, Jr.             Director                                March 22, 2000
---------------------------------
W. G. Holliman, Jr.


/s/ A. Douglas Jumper               Director                                March 22, 2000
---------------------------------
A. Douglas Jumper


/s/ Turner O. Lashlee               Director                                March 22, 2000
---------------------------------
Turner O. Lashlee


/s Alan W. Perry                    Director                                March 22, 2000
---------------------------------
Alan W. Perry


/s/ Travis E. Staub                 Director                                March 22, 2000
---------------------------------
Travis E. Staub


                                    Director                                March   , 2000
---------------------------------
Andrew R. Townes, DDS


/s/ Lowery A. Woodall               Director                                March 22, 2000
---------------------------------
Lowery A. Woodall