Form 10-Q
period 2000-03-31
BANCORPSOUTH INC
filed 2000-05-15
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                ---------------------------------------

                                 FORM 10-Q
(Mark One)
/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------
OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------     ----------------
                  ----------------------------------------

                    Commission file number       0-10826
                  ----------------------------------------

                            BancorpSouth, Inc.
           (Exact name of registrant as specified in its charter)

          Mississippi                                64-0659571
(State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


One Mississippi Plaza, Tupelo,Mississippi               38804
(Address of principal executive offices)              (Zip Code)

                                (662) 680-2000
            (Registrant's telephone number, including area code)

                                NOT APPLICABLE
            (Former name, former address, and former fiscal year, if
                          changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  /X/   No /  /
On May 9, 2000, the registrant had outstanding 56,299,681 shares of common stock, par value $2.50 per share.



<PAGE   2>
                                BANCORPSOUTH, INC.
                                     CONTENTS
PART I.     Financial Information                                       Page
     ITEM  1.     Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  March 31, 2000 and December 31, 1999                    3

                  Consolidated Condensed Statements of Income
                  Three months ended March 31, 2000 and 1999              4

                  Consolidated Condensed Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999              5

                  Notes to Consolidated Condensed Financial Statements    6

     ITEM  2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          11

     ITEM  3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                            17

PART II.    Other Information

     ITEM  6.     Exhibits and Reports on Form 8-K                       18


                           FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might," "will," "intend" and "would." These forward-looking statements include, without limitation, those relating to the Company's liquidity, allowance for credit losses, lending policy, capital resources and pending merger transactions. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, government fiscal and monetary policies, and prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, changes in laws and regulations affecting financial institutions (including regulatory fees and capital requirements), ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, failure or delay in obtaining shareholder or regulatory approval of the proposed merger, failure to consummate the proposed merger and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.



<PAGE   3>

                                         PART I
                                  FINANCIAL INFORMATION

                                    BANCORPSOUTH, INC.
                         Consolidated Condensed Balance Sheets
                                       (Unaudited)

                                                                  March 31,         December 31,
2000 1999
                                                                -------------      --------------
                                                                           (In thousands)
ASSETS
Cash and due from banks                                             $174,865            $217,270
Interest bearing deposits with other banks                            13,975               5,411
Held-to-maturity securities, at amortized cost                       890,083             840,754
Available-for-sale securities, at fair market value                  331,741             345,284
Trading securities                                                       373                 472
Federal funds sold                                                    77,000              65,000
Loans                                                              4,187,382           4,131,418
  Less:  Unearned discount                                            73,067              77,886
            Allowance for credit losses                               56,821              55,557
                                                                -------------      --------------
Net loans                                                          4,057,494           3,997,975
Mortgages held for sale                                               31,893              37,521
Premises and equipment, net                                          130,522             129,054
Other assets                                                         136,750             138,185
                                                                -------------      --------------
TOTAL ASSETS                                                      $5,844,696          $5,776,926
                                                                =============      ==============

LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                     $641,108            $614,567
                  Interest bearing                                 1,194,198           1,075,252
  Savings                                                            720,889             799,917
  Time                                                             2,419,340           2,325,679
                                                                -------------      --------------
Total deposits                                                     4,975,535           4,815,415
Short-term borrowings                                                147,981             242,989
Long-term debt                                                       137,903             138,560
Other liabilities                                                     89,165              82,562
                                                                -------------      --------------
TOTAL LIABILITIES                                                  5,350,584           5,279,526
                                                                -------------      --------------

SHAREHOLDERS' EQUITY
Common stock                                                         143,261             143,261
Capital surplus                                                       89,164              90,990
Accumulated other comprehensive income                                (1,851)                (95)
Retained earnings                                                    275,425             264,707
Less cost of shares held in treasury                                 (11,887)             (1,463)
                                                                -------------      --------------
TOTAL SHAREHOLDERS' EQUITY                                           494,112             497,400
                                                                -------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $5,844,696          $5,776,926
                                                                =============      ==============

See accompanying notes to consolidated condensed financial statements.



<PAGE   4>

                                   BANCORPSOUTH, INC.
                    Consolidated Condensed Statements of Income
                                      (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                  -------------------------------
                                                                        2000                1999
                                                                  -------------      ------------
INTEREST REVENUE:
Interest & fees on loans                                             $90,571             $79,316
Deposits with other banks                                                121                 151
Interest on federal funds sold                                           657               1,720
Interest on held-to-maturity securities:
  U. S. Treasury                                                         860               1,602
  U. S. Government agencies & corporations                             9,558               5,360
  Obligations of states & political subdivisions                       2,692               2,640
Interest and dividends on available-for-sale securities                5,113               7,700
Interest on mortgages held for sale                                      985                 925
                                                                  -------------      ------------
  Total interest revenue                                             110,557              99,414
                                                                  -------------      ------------
INTEREST EXPENSE:
Interest on deposits                                                  49,897              43,648
Interest on short-term borrowings                                      1,759                 613
Other interest expense                                                 3,174               2,848
                                                                  -------------      ------------
  Total interest expense                                              54,830              47,109
                                                                  -------------      ------------
  Net interest revenue                                                55,727              52,305
Provision for credit losses                                            3,313               3,063
                                                                  -------------      ------------
Net interest revenue, after provision for
    credit losses                                                     52,414              49,242
                                                                  -------------      ------------
OTHER REVENUE:
Mortgage lending                                                       2,787               4,835
Trust income                                                             995                 881
Service charges                                                        6,290               5,702
Security gains (losses), net                                              18               4,289
Life insurance income                                                  4,519               4,313
Other                                                                  6,883               3,078
                                                                  -------------      ------------
  Total other revenue                                                 21,492              23,098
                                                                  -------------      ------------
OTHER EXPENSE:
Salaries and employee benefits                                        24,422              21,358
Net occupancy expense                                                  3,269               2,862
Equipment expense                                                      4,395               4,263
Telecommunications                                                     1,225               1,399
Contribution to charitable foundation                                    -                 4,146
Other                                                                 13,248              14,872
                                                                  -------------      ------------
  Total other expense                                                 46,559              48,900
                                                                  -------------      ------------
  Income before income taxes                                          27,347              23,440
Income tax expense                                                     9,193               6,575
                                                                  -------------      ------------
  Net income                                                         $18,154             $16,865
                                                                  =============      ============

Earnings per share:  Basic                                             $0.32               $0.30
                                                                  =============      ============
                     Diluted                                           $0.32               $0.29
                                                                  =============      ============

Dividends declared per common share                                    $0.13               $0.12
                                                                  =============      ============

See accompanying notes to consolidated condensed financial statements.




<PAGE   5>

                                     BANCORPSOUTH, INC.
                     Consolidated Condensed Statements of Cash Flows
                                        (Unaudited)
                                                                          Three Months Ended
                                                                               March 31,
                                                                 --------------------------------
2000 1999
                                                                  -------------      -------------
                                                                          (In thousands)
Net cash provided by operating activities                            $34,915             $40,850
                                                                  -------------      -------------

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                                         96,981              47,200
Proceeds from calls and maturities of
  available-for-sale securities                                       12,265             146,642
Proceeds from sales of
  available-for-sale securities                                          -                11,226
Purchases of  held-to-maturity securities                           (145,608)           (136,070)
Purchases of  available-for-sale securities                           (1,558)            (75,082)
Net increase in short-term investments                               (12,000)            (71,790)
Net increase in loans                                               (147,396)            (76,558)
Proceeds from sale of student loans                                   90,483                 -
Purchases of premises and equipment                                   (5,455)             (4,705)
Proceeds from sale of premises and equipment                           2,646                 289
Other, net                                                            (2,202)            (12,088)
                                                                  -------------      -------------
Net cash used by investing activities                               (111,844)           (170,936)
                                                                  -------------      -------------

Financing activities:
Net increase in deposits                                             160,120             114,081
Net decrease in short-term
  borrowings and other liabilities                                   (16,672)             (2,362)
Decrease in long-term debt                                           (80,657)            (14,708)
Acquisition of treasury stock                                        (12,386)                -
Payment of cash dividends                                             (7,453)             (6,165)
Exercise of stock options                                                136                  30
                                                                  -------------      -------------
Net cash provided by financing activities                             43,088              90,876
                                                                  -------------      -------------

Decrease in cash and cash equivalents                                (33,841)            (39,210)
Cash and cash equivalents at beginning of
  period                                                             222,681             188,266
                                                                  -------------      -------------
Cash and cash equivalents at end of period                          $188,840            $149,056
                                                                  =============      =============

See accompanying notes to consolidated condensed financial statements.




<PAGE   6>
                           BANCORPSOUTH, INC.
           Notes to Consolidated Condensed Financial Statements
                              (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, Valley Finance, Inc., BancorpSouth Insurance Services of Mississippi, Inc., BancorpSouth Insurance Services of Tennessee, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:


                                                                 March 31,                December 31,
                                                  ---------------------------------      -------------
                                                        2000                1999                1999
                                                  ------------        ------------       -------------
                                                                       (In thousands)
Commercial and agricultural                           $394,602            $403,092            $371,169
Consumer and installment                               888,809             927,870             978,013
Real estate mortgage:
   1-4 Family                                        1,075,619             926,109           1,043,447
   Other                                             1,550,583           1,253,097           1,471,126
Lease financing                                        262,339             210,823             254,868
Other                                                   15,430              23,566              12,795
                                                  ------------        ------------       -------------
     Total                                          $4,187,382          $3,744,557          $4,131,418
                                                  ============        ============       =============




<PAGE   7>

The following table presents information concerning non-performing loans:

                                                         March 31,         December 31,
                                                             2000                1999
                                                        ----------          ----------
                                                                (In thousands)
Non-accrual loans                                           $5,755              $5,150
Loans 90 days or more past due                              15,317              14,378
Restructured loans                                              78                  91
                                                        ----------          ----------
Total non-performing loans                                 $21,150             $19,619
                                                        ==========          ==========

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:


                                                               Three month periods              Year ended
                                                                  ended March 31,              December 31,
                                                        ---------------------------           -------------
                                                             2000                1999                1999
                                                        -----------         -----------         -----------
                                                                           (In thousands)
Balance at beginning of period                             $55,557             $51,083             $51,083
Provision charged to expense                                 3,313               3,063              14,689
Recoveries                                                     545                 492               2,135
Loans charged off                                           (2,594)             (2,444)            (12,350)
                                                        -----------         -----------         -----------
Balance at end of period                                   $56,821             $52,194             $55,557
                                                        ===========         ===========         ===========

NOTE 4 - PER SHARE DATA

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method.




<PAGE   8>
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods as shown.


                                                                    Three Months Ended March 31,
                                   ---------------------------------------------------------------------------------------------
                                                        2000                                            1999
                                   ---------------------------------------------  ----------------------------------------------
                                       Income          Shares         Per Share        Income          Shares         Per Share
                                    (Numerator)     (Denominator)       Amount      (Numerator)     (Denominator)       Amount
                                   -------------  ----------------  ------------  --------------  ----------------  ------------
                                                         (In thousands, except per share amounts)
                                                                         >
Basic EPS
Income available to
   common shareholders                $18,154            56,854          $0.32        $16,865            57,082          $0.30
                                                                    ============                                     ===========
Effect of dilutive stock
  options                                 -                 353                           -                 442
                                   -------------  ----------------                --------------  ----------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise              $18,154            57,207          $0.32        $16,865            57,524          $0.29
                                   =============  ================  ============  ==============  ================  ============

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

                                                                    Three months ended March 31,
                                            ------------------------------------------------------------------------
                                                             2000                                1999
                                            -----------------------------------  -----------------------------------
                                               Before       Tax         Net        Before        Tax         Net
                                                tax      (expense)     of tax       tax       (expense)     of tax
                                               amount     benefit      amount      amount      benefit      amount
                                            -----------  ----------  ----------  -----------  ----------  ----------
                                                                          ( In thousands)
                                                                       >
Unrealized gains on securities
Unrealized gains (losses) arising
  during  holding period                       ($2,837)      $1,085    ($1,752)     ($6,429)      $2,459    ($3,970)
Less:  Reclassification adjustment
   for gains realized in net income                 (7)           3         (4)      (4,265)       1,631     (2,634)
                                             -----------  ----------  ----------  -----------  ----------  ----------
Other Comprehensive Income (Loss)              ($2,844)      $1,088     (1,756)    ($10,694)      $4,090    ($6,604)
                                             ===========  ==========              ===========  ==========
Net income                                                              18,154                               16,865
Comprehensive Income                                                   $16,398                              $10,261
                                                                      ==========                           ==========





<PAGE   9>
NOTE 6 - BUSINESS COMBINATIONS

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

NOTE 7 - RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement will be adopted for the year 2001. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flow subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of the derivative instruments in use by management at that time.

NOTE 8 - SEGMENT REPORTING

The Company's principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.



<PAGE  10>
Results of operations and selected financial information by operating segment for the three month periods ended March 31, 2000 and 1999 are presented below:



                                                                                               General
                                                                            Community         Corporate
                                                                             Banking          and Other           Total
                                                                        -------------    --------------    --------------
                                                                                           (In thousands)
Three Months Ended March 31, 2000
Results of Operations
Net interest revenue                                                         $41,760           $13,967           $55,727
Provision for credit losses                                                    2,939               374             3,313
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                         38,821            13,593            52,414
Other revenue                                                                  9,543            11,949            21,492
Other expense                                                                 34,159            12,400            46,559
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    14,205            13,142            27,347
Income taxes                                                                   4,775             4,418             9,193
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $9,430            $8,724           $18,154
Selected Financial Information
Identifiable assets                                                       $5,292,005          $552,691        $5,844,696
Depreciation & amortization                                                    3,554               419             3,973

Three Months Ended March 31, 1999
Results of Operations
-------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                         $38,970           $13,335           $52,305
Provision for credit losses                                                    2,441               622             3,063
Net interest income after provision for credit losses                         36,529            12,713            49,242
Other revenue                                                                 13,041            10,057            23,098
Other expense                                                                 38,596            10,304            48,900
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    10,974            12,466            23,440
Income taxes                                                                   3,078             3,497             6,575
-------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $7,896            $8,969           $16,865
Selected Financial Information
Identifiable assets                                                       $4,907,374          $581,857        $5,489,231
Depreciation & amortization                                                    3,606               365             3,971




<PAGE  11>
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 2000 and 1999, found elsewhere in this Report. Financial information for all prior periods presented have been restated to include the results of operations and financial condition of entities acquired by the Company during 1999 in mergers accounted for as poolings of interests. See Note 6 to the Company's consolidated condensed financial statements included elsewhere in the Report for additional information about these mergers.

RESULTS OF OPERATIONS
---------------------
Net Income
----------

The Company's net income for the first quarter of 2000 was $18.15 million, an increase of 7.64% from $16.87 million in the first quarter of 1999. Basic and diluted earnings per common share for the first quarter of 2000 were $0.32, compared to basic and diluted earnings per common share of $0.30 and $0.29, respectively, for the same period of 1999. The annualized return on average assets for the first quarter of 2000 and 1999 was 1.25%.

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

Net interest revenue was $56.86 million for the three months ended March 31, 2000, compared to $53.74 million for the same period in 1999, representing an increase of 5.8%. Earning assets averaged $5.43 billion in the first quarter of 2000, compared with $5.06 billion in the first quarter of 1999, representing an increase of 7.5%. Average interest-bearing liabilities were $4.64 billion in the first quarter of 2000 compared with $4.27 billion in the first quarter of 1999, representing an increase of 8.8%. Net interest revenue, expressed as a percentage of average earning assets, was 4.21% for the first quarter of 2000 as compared to 4.31% for the same period of 1999.

Provision for Credit Losses
---------------------------

The provision for credit losses is the cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. Future additions to the allowance for credit losses may be necessary based upon changes in



<PAGE  12>
economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

The provision for credit losses totaled $3.31 million for the first quarter of 2000 compared to $3.06 million for the same period of 1999, representing an increase of 8.2%. The increase in provision for the first quarter of 2000 as compared to the same period of 1999 reflects the continuing growth in the Company's loan portfolio.

Other Revenue
-------------

Other revenue for the quarter ended March 31, 2000 totaled $21.5 million, compared to $23.1 million for the same period of 1999, a decrease of 6.95%. Revenue from mortgage lending activities decreased 42.4% during the three months ended March 31, 2000 when compared to the same period of 1999. Higher mortgage interest rates during the first three months of 2000 resulted in decreased mortgage loan originations when compared to the same period of 1999. Service charge revenue increased 10.3% for the first quarter of 2000 when compared to the first quarter of 1999.

The Company established a charitable foundation in the first quarter of 1999. Appreciated equity securities were contributed by the Company to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million, which are reflected in the results for the three months ended March 31, 1999.

Other revenue for the first quarter of 2000 includes a $2.6 million gain that resulted from the Bank's sale of $85.7 million in student loans. The Bank continues to originate student loans and intends to rebuild its portfolio of student loans that may result in subsequent periodic sales.

Other Expense
-------------

Other expense totaled $46.6 million for the first quarter of 2000, a 4.8% decrease from $48.9 million for the same period of 1999. A significant component of this decrease was the contribution by the Company of appreciated equity securities with an aggregate market value of approximately $4.15 million in connection with the Company's establishment of a charitable foundation during the first quarter of 1999, as discussed in "Other Revenue" above.

A significant change in other expense relates to the Company's stock option plans, expense for which is reported in the Company's financial statements as a component of the line item "salaries and employee benefits." Certain of the Company's stock option plans contain a provision for stock appreciation rights (SARs) which require the recognition of expense for Company stock price appreciation or a reduction of expense in the event of a decline in the Company's stock price. As a result of an increase in the Company's stock price, an increase in salaries and employee benefits expense of approximately $53,600 was recorded in the first quarter of 2000. This compares to a reduction in expense of $1.2 million during the first quarter of 1999.



<PAGE  13>
The Company also recorded merger-related expense of $1.2 million during the first quarter of 1999 related to the merger with The HomeBanc Corporation.

The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.


Income Tax
----------

Income tax expense was $9.19 million and $6.58 million for the first quarter of 2000 and 1999, respectively. The increase for the first three months of 2000 when compared to the same period of 1999 is primarily due to the $1.6 million tax benefit recorded in the first quarter of 1999 related to the establishment of a charitable foundation discussed in "Other Revenue" and "Other Expense" above.

FINANCIAL CONDITION
-------------------

Earning Assets
--------------

The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2000 were $5.46 billion, or 93.4% of total assets, compared with $5.35 billion, or 92.6% of total assets, at December 31, 1999.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2000 were $890.1 million, compared with $840.8 million at the end of 1999, a 5.9% increase. Available-for-sale securities were $331.7 million at March 31, 2000, compared to $345.3 million at December 31, 1999, a 3.9% decrease.

The loan portfolio of the Company's bank subsidiary makes up the largest single component of the Company's earning assets. The Bank's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank's loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $4.11 billion at March 31, 2000, which represents a 1.5% increase from the December 31, 1999 total of $4.05 billion.

At March 31, 2000, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.



<PAGE  14>
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as potential problem loans because management currently does not have serious doubt as to the borrowers' ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.

The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.51% of all loans outstanding at March 31, 2000 and 0.48% of all loans outstanding at December 31, 1999.

Allowance for Credit Losses
---------------------------

The Company attempts to maintain the allowance for credit losses at a level that, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining probable losses in specific credits and considering the current risks associated with lending functions such as current economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss, but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to record changes to the allowance based on their judgments about information available to them at the time of their examination.

Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors, but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based, in part, on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans for the dates indicated.


                                                               March 31,                                        December 31,
                                    ---------------------------------------------------------------  ------------------------------
                                                  2000                             1999                             1999
                                    ------------------------------  -------------------------------  ------------------------------
                                      ALLOWANCE          % OF          ALLOWANCE          % OF          ALLOWANCE          % OF
                                         FOR            LOANS TO          FOR            LOANS TO          FOR            LOANS TO
                                    CREDIT LOSSES    TOTAL LOANS     CREDIT LOSSES    TOTAL LOANS     CREDIT LOSSES    TOTAL LOANS
                                    --------------  --------------  ---------------  --------------  ---------------  -------------
                                                                             (Dollars in thousands)
                                                                        >
Commercial and agricultural               $5,114           9.42%           $4,362          10.76%           $3,932           8.98%
Consumer and installment                  33,013          21.23%           20,426          24.78%           19,586          23.67%
Real estate mortgage                      15,342          62.72%           24,223          58.20%           28,761          60.87%
Lease financing                            3,296           6.26%            3,019           5.63%            3,196           6.17%
Other                                         56           0.37%              164           0.63%               82           0.31%
                                     --------------  --------------  ---------------  --------------  ---------------  -------------
    Total                               $56,821         100.00%          $52,194         100.00%          $55,557         100.00%
                                     ==============  ==============  ===============  ==============  ===============  =============





<PAGE  15>
The following table provides an analysis of the allowance for credit losses for the periods indicated.


                                                                                                         Twelve months ended
                                                                   Three months ended March 31,              December 31,
                                                             ----------------------------------          --------------------
                                                                     2000                 1999                   1999
                                                             --------------   -----------------          --------------------
                                                                               (Dollars in thousands)
Balance, beginning of period                                      $55,557              $51,083                $51,083

Loans charged off:
Commercial and agricultural                                          (24)                 (19)                      (520)
Consumer & installment                                            (2,185)              (2,240)                   (10,438)
Real estate mortgage                                                (293)                (185)                    (1,326)
Lease financing                                                      (92)                 -                          (66)
                                                             --------------   -----------------          --------------------
  Total loans charged off                                         (2,594)              (2,444)                   (12,350)
                                                             --------------   -----------------          --------------------

Recoveries:
Commercial and agricultural                                           47                   53                        304
Consumer & installment                                               431                  380                      1,595
Real estate mortgage                                                  64                   49                        177
Lease financing                                                        3                   10                         59
                                                             --------------   -----------------          --------------------
  Total recoveries                                                   545                  492                      2,135
                                                             --------------   -----------------          --------------------

Net charge-offs                                                   (2,049)              (1,952)                   (10,215)

Provision charged to operating expense                             3,313                3,063                     14,689
                                                             --------------   -----------------          --------------------
Balance, end of period                                           $56,821              $52,194                    $55,557
                                                             ==============   =================          ====================

Average loans for period                                     $ 4,072,824          $ 3,628,458                $ 3,799,799
                                                             ==============   =================          ====================

RATIOS:
Net charge offs to average loans-annualized                         0.20%                0.22%                      0.27%
                                                             ==============   =================          ====================


Deposits and Other Interest-bearing Liabilities
-----------------------------------------------

Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at the end of the first quarter of 2000 were $4.98 billion as compared to $4.82 billion at December 31, 1999, representing a 3.3% increase. Non-interest bearing demand deposits increased by $26.5 million, or 4.3%, while interest-bearing demand, savings and time deposits grew $133.6 million, or 3.2%, from December 31, 1999 to March 31, 2000.

LIQUIDITY
---------

Liquidity is the ability of the Company to fund the needs of its borrowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet the Company's liquidity needs for normal operations.



<PAGE  16>
The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
-----------------

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At March 31, 2000, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 11.11% and 12.40%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.22% at March 31, 2000, compared to the required minimum Tier 1 leverage capital ratio of 3%.

The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

RECENT DEVELOPMENTS
-------------------

On April 10, 2000, the Company entered into a merger agreement with First United Bancshares, Inc. ("First United"), whereby First United would merge into the Company and First United's subsidiary banks would merge into the Bank. The merger agreement provides that, upon completion of the proposed merger, shareholders of First United would be issued 1.125 shares of the Company's common stock in exchange for each share of First United common stock. The merger is subject to, among other things, approval by applicable banking regulatory authorities and by the shareholders of the Company and First United. Management anticipates that the transaction will be completed during the third quarter of 2000, and that it will be accounted for as a pooling of interests. In connection with execution of the merger agreement, the Company and First United each granted to the other an option to purchase up to 19.9% of its outstanding shares of common stock in certain circumstances.

First United is a bank holding company headquartered in El Dorado, Arkansas, whose common stock is quoted on the Nasdaq Stock Market under the symbol "UNTD." First United reports that, as of December 31, 1999, it had approximately $2.7 billion in assets and $2.25 billion in deposits, and that it owned 11 subsidiary banks and one trust company with banking locations in 39 communities in Arkansas, Louisiana and Texas.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.




<PAGE  17>
                                 PART II
                            OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) Exhibits
(10.1) Amendment to Stock Bonus Agreement, dated as of January 30, 2000, between the Company and Aubrey B. Patterson
(27.1)  Financial Data Schedule for the period ended March 31, 2000.

(b) Reports on Form 8-K

A report on Form 8-K was filed January 28, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits".





<PAGE  18>
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BancorpSouth, Inc.
                                        --------------------------------
                                        (Registrant)

DATE:  May 12, 2000                     /S/ L. Nash Allen, Jr.
                                        --------------------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and
                                        Chief Financial Officer