Form 10-K/A
period 1999-12-31
BANCORPSOUTH INC
filed 2000-06-29
CIK 701853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         Commission file number 0-10826

                               BancorpSouth, Inc.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Mississippi                                   64-0659571
----------------------------------------     ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         One Mississippi Plaza
          Tupelo, Mississippi                               38801
----------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (662) 680-2000
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
           Title of Each Class                        Which Registered
     -------------------------------          ------------------------------
      COMMON STOCK, $2.50 PAR VALUE               NEW YORK STOCK EXCHANGE
      COMMON STOCK PURCHASE RIGHTS                NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $2.50 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                ----------------------------------------------
                                (Title of Class)

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

(Continued from cover page)

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000, was approximately $821,846,000 based on the closing sale price as reported on the New York Stock Exchange on January 31, 2000.

         On January 31, 2000, the Registrant had outstanding 57,204,183 shares of Common Stock, par value $2.50 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders held May 2, 2000 are incorporated by reference into Part III of this Report.

                                EXPLANATORY NOTE

         This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 to include financial statements required by Form 11-K for the Registrant's Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan, in accordance with Rule 15(d)-21 under the Securities Exchange Act of 1934, as amended, and to reflect certain changes to the list of exhibits in Item 14 of Part IV.

                                     PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.     Consolidated Financial Statements:

              See Item 8.

              The following are filed herewith as an appendix to this report:

                     BancorpSouth, Inc. Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan Financial Statements and Schedules at December 31, 1999 and 1998 and for the years ended December 31, 1997, 1998 and 1999.

         (a)  2.     Consolidated Financial Statement Schedules:

              All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (a)  3.     Exhibits:

              (3)    (a) Articles of incorporation, as amended.(1)
                     (b) Bylaws.(2)
              (4)     Specimen Common Stock Certificate.(3)
              (10)   (a) 1998 Directors Stock Plan.(2)(8)
                     (b) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives.(4)(7)
                     (c) 1994 Stock Incentive Plan.(3)(8)
                     (d) 1995 Non-Qualified Stock Option Plan for Non-Employee
                         Directors.(3)(8)
                     (e) Stock Bonus Agreement between BancorpSouth, Inc. and
                         Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks, dated January 17, 1995.(5)(8)
                     (f) Stock Bonus Agreement between BancorpSouth, Inc. and
                         Aubrey B. Patterson, Jr., dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey
                         B. Patterson, Jr., dated March 20, 1998.(6)(8)
                     (g) Information regarding Bancorp of Mississippi, Inc.,
                         Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan.(7)(8)
              (11)   Statement re computation of per share earnings.*
              (21)   Subsidiaries of the Registrant.*
              (23.1) Consent of Independent Accountants.*
              (23.2) Consent of Independent Accountants.
              (27)   Financial Data Schedule.*

              ---------------------

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

              (4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
              (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (file number 0-1-826), and incorporated by reference thereto.
              (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (file number 0-10826), and incorporated by reference thereto.
              (7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
              (8)    Compensatory plans or arrangements.
              * Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BANCORPSOUTH, INC.


DATE: June 29, 2000                     /s/ L. Nash Allen, Jr.
                                        ----------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and Chief Financial Officer

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                       Financial Statements and Schedules

                           December 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Employee Compensation and Fringe Benefit Committee
BancorpSouth, Inc.:

We have audited the accompanying statements of net assets available for plan benefits of BancorpSouth, Inc. Amended and Restated Salary Deferral - Profit Sharing Employee Stock Ownership Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of BancorpSouth, Inc. Amended and Restated Salary Deferral - Profit Sharing Employee Ownership Plan at December 31, 1999 and 1998, and the changes in net assets available for plan benefits for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 and 2 is presented for purposes of additional analysis and complying with the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and is not a required part of the basic financial statements. Such supplementary information has been subjected to the auditing procedures applied in the audit of the basic 1999 financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                           /s/ KPMG LLP

April 13, 2000

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

              Statements of Net Assets Available for Plan Benefits

                           December 31, 1999 and 1998

                                                                         1999             1998
                                                                      -----------      ----------
Investments, at fair value:
    Investment in mutual funds:
       Montag and Caldwell Growth Fund                                $10,604,667       6,631,557
       Fidelity Institutional Short Intermediate Government Fund          378,524         253,084
       Vanguard Bond Index                                              3,027,557       2,109,425
       Vanguard Intermediate Term Treasury                                377,772         270,826
    Common stock of BancorpSouth, Inc.                                 78,686,636      77,210,023
    U.S. Government and agency obligations                              2,111,382       1,357,123
    Participant loans                                                      92,770         107,759
                                                                      -----------      ----------
                                                                       95,279,308      87,939,797
Transfer receivable (note 5)                                            1,994,527              --
Accrued interest and dividends receivable                                 649,638         530,168
Cash in interest-bearing deposit accounts and
    money market accounts                                                 897,130         485,482
                                                                      -----------      ----------
                     Net assets available for plan benefits           $98,820,603      88,955,447
                                                                      ===========      ==========

See accompanying notes to financial statements

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

         Statements of Changes in Net Assets Available for Plan Benefits

                 Years ended December 31, 1999, 1998, and 1997

                                                              1999               1998               1997
                                                          ------------       ------------       -----------
Investment income:
    Net appreciation (depreciation) in fair value of
       investments (note 4)                               $ (4,368,662)       (24,301,416)       41,816,744
    Interest                                                   132,622             93,187           112,855
    Dividends                                                3,047,001          2,339,333         1,910,516
                                                          ------------       ------------       -----------
            Total investment income (loss)                  (1,189,039)       (21,868,896)       43,840,115

Assets of merged plans (note 7)                              8,339,225                 --                --

Contributions:
    Employer                                                 2,556,055          1,925,292         1,726,608
    Employee - salary deferral                               4,012,577          2,862,527         2,654,223
    Rollover (note 6)                                           35,633                 --                --
                                                          ------------       ------------       -----------
            Total contributions                              6,604,265          4,787,819         4,380,831
                                                          ------------       ------------       -----------
                   Total additions to net assets            13,754,451        (17,081,077)       48,220,946

Benefits paid to participants                                3,889,295          6,691,642         3,709,328
                                                          ------------       ------------       -----------
                   Net increase (decrease)                   9,865,156        (23,772,719)       44,511,618

Net assets available for plan benefits:
    Beginning of year                                       88,955,447        112,728,166        68,216,548
                                                          ------------       ------------       -----------
    End of year                                           $ 98,820,603         88,955,447       112,728,166
                                                          ============       ============       ===========


See accompanying notes to financial statements.

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998


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

       (B)    CONTRIBUTIONS

              Plan participants contribute to the Plan by electing to defer one percent or more of their current compensation, in whole percentages, up to the maximum allowable by law. The Company matches amounts contributed by the participants to the Plan up to five percent of annual compensation.

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



                                       4                             (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              The first five percent of compensation contributed by participants and all Company contributions are invested in common stock of the Company. Any participant contribution in excess of five percent of compensation may be invested in the common stock of the Company or in any of the other four types of investment funds.

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

       (H)    EXPENSES

              Administrative expenses of the Plan were paid directly by BancorpSouth, Inc. (the Plan Sponsor).



                                       5                             (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998


(2)    SUMMARY OF ACCOUNTING POLICIES

       (A)    BASIS OF PRESENTATION

              The financial statements of the Plan are prepared under the accrual method of accounting.

       (B)    INVESTMENTS

              Purchases and sales of investments are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

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

       (C)    PAYMENT OF BENEFITS

              Benefits are recorded when paid.

       (D)    INCOME TAXES

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

       (E)    USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the period. Actual results could differ from those estimates.


                                       6                             (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998


(3)    ACCOUNTING CHANGE

       During 1999, the Plan adopted Statement of Position 99-3, Accounting for and Reporting of Certain Defined Contribution Plan Investments and other Disclosure Matters, which eliminates the disclosure of investment fund option information. The adoption of the Statement of Position did not have an effect on the net assets of the Plan, and the provisions of the Statement have been retroactively applied.

(4)    INVESTMENTS

       The Plan's investments, including investments bought, sold, and held during the year appreciated (depreciated) in fair value during the years ended December 31, 1999, 1998 and 1997, respectively, as follows:

                                                                1999             1998            1997
                                                            -------------     -----------     ----------
         Net appreciation (depreciation) in fair value:
            Common trust and mutual funds                   $   1,071,437       1,486,228      1,152,868
            Common stock of BancorpSouth, Inc.                 (5,348,553)    (25,784,562)    40,662,070
            U.S. Government and agency obligations                (91,546)         (3,082)         1,806
                                                            -------------     -----------     ----------

                   Net appreciation in fair value           $  (4,368,662)    (24,301,416)    41,816,744
                                                            =============     ===========     ==========

       Dividend income earned from the investment in stock of BancorpSouth, Inc., a related party, was $2,307,868, $1,952,306 and $1,711,723 in 1999,
       1998 and 1997, respectively.

(5)    TRANSFER RECEIVABLE

       The effective date of the merger of the plan assets of the former HomeBanc Corporation Employees Profit Sharing plan was December 31, 1999. However, as of December 31, 1999, the plan assets had not yet been transferred into the plan. Upon the transfer into the Plan of the HomeBanc plan assets during 2000, this receivable will be reversed.

(6)    PLAN TERMINATION

       Although the Company has not expressed any intent to do so, it has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.


                                       7                             (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998


(7)    PLAN MERGERS

       During 1999, the plan assets of six employee benefit plans belonging to four corporations which had previously merged with and into the Company, were merged into the Plan.

       On October 30, 1998, Alabama Bancorp, Inc. was merged with and into the Company. The plan merger was completed in August 1999, with plan assets of the former Alabama Bancorp Savings and Profit Sharing Plan being merged into the Plan.

       Merchants Capital Corporation was merged with and into the Company on December 4, 1998. The plan merger was completed in August 1999, with plan assets of the former Merchants Bank Employee Profit Sharing Plan, Merchants Bank 401(k) Plan, and Merchants Bank Employee Stock Ownership Stock Bonus Plan being merged into the Plan.

       On December 31, 1998, The First Corporation was merged with and into the Company. The plan merger was completed in December 1999, with plan assets of the former First Corporation Employee Stock Ownership Plan with 401
       (k) Provisions being merged into the Plan.

       HomeBanc Corporation was merged with and into the Company on December 31, 1998. The plan merger was completed effective December 31, 1999, with plan assets of the former HomeBanc Corporation Employees Profit Sharing plan being merged into the Plan (see note 5).

(8)    ROLLOVER

       On June 30, 1999, Stewart Sneed Hewes, Inc. and subsidiaries were merged with and into BancorpSouth Insurance Services of Mississippi, a subsidiary of the Company. Participants in the Stewart Sneed Hewes, Inc. Employees Retirement Plan had the option of transferring their individual accounts into the Plan. In November 1999, individual accounts totaling $35,633 were transferred into the Plan.


                                       8                             (Continued)

                      BANCORPSOUTH, INC. SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998

(9)    RECONCILIATION BETWEEN FINANCIAL STATEMENT AMOUNTS AND FORM 5500

       The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:

                                                                     DECEMBER 31,
                                                            ---------------------------
                                                                1999             1998
                                                            -----------      ----------
        Net assets available for benefits
            per the financial statements                    $98,820,603      88,955,447
        Amounts allocated to withdrawing
            participants                                        987,544       1,013,865
                                                            -----------      ----------
        Net assets available for benefits as
            filed in Form 5500                              $97,833,059      87,941,582
                                                            ===========      ==========

       The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                 1999            1998
                                                             -----------      ----------
        Benefits paid to participants per
            the financial statements                         $ 3,889,295       6,691,642
        Add:  Amounts allocated to withdrawing
            participants at December 31, 1999 and 1998           987,544       1,013,865
        Less: Amounts allocated to withdrawing
            participants at December 31, 1998 and 1997        (1,013,865)     (4,542,590)
                                                             -----------      ----------

        Benefits paid to participants per the
            Form 5500                                        $ 3,862,974       3,162,917
                                                             ===========      ==========


(10)   SUBSEQUENT EVENTS

       The Plan's vesting schedule was amended, effective January 1, 2000, to allow for the immediate vesting of 100% of the employer contribution account. This amendment replaces the previous vesting schedule described in note 1. The Company plans to submit the revised Plan to the Internal Revenue Service in order to receive a determination on its tax status.


                                       9                             (Continued)

                                                                      SCHEDULE 1

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

           Item 27a - Schedule of Assets Held for Investment Purposes

                         Investment at End of Plan Year

                                December 31, 1999

                                                                  PAR/NUMBER                                                FAIR
         ISSUER                      DESCRIPTION                  OF SHARES       COUPON       MATURITY        COST         VALUE
         ------                      -----------                  ---------       ------       --------        ----         -----
BancorpSouth, Inc.*          Common stock                         4,823,554          --              --     $43,461,940   78,686,636
Participant loans            Loans                                                6.50 -       01/28/00 -
                                                                                   10.00       09/23/04                       92,770
U.S. Government Agency       Federal Home Loan Bank Note            200,000         6.06       05/05/03         200,006      194,876
U.S. Government Agency       Federal Home Loan Bank Note            250,000         6.03       09/24/04         250,002      239,610
U.S. Government Agency       Federal Home Loan Bank Note            250,000         5.75       05/07/04         250,011      238,437
U.S. Government Agency       Federal Home Loan Bank Note            250,000         6.50       06/29/04         249,375      243,750
U.S. Government Agency       Federal National Mortgage
                                Association Note                    150,000         5.00       11/05/03         150,004      140,808
U.S. Government Agency       Federal National Mortgage
                                Association Note                    250,000         6.05       04/24/06         249,390      234,875
U.S. Government Agency       Federal Farm Credit Bank               100,000         7.17       04/03/00         100,382      100,273
U.S. Government Agency       Federal Home Loan Mortgage Corp        250,000         6.44       04/08/06         250,515      238,908
U.S. Government Agency       Federal Home Loan Mortgage Corp        250,000         6.02       04/26/04         249,765      240,548
U.S. Government Agency       Federal Home Loan Mortgage Corp        250,000         6.51       06/07/06         247,281      239,297
Montag & Caldwell
    Growth Fund              Mutual fund                            302,991                                   6,570,689   10,604,667
Fidelity Institutional
    Short Intermediate
    Government Fund          Mutual fund                             41,734                                     389,018      378,524
Vanguard Bond Index          Mutual fund                            316,690                                   3,112,142    3,027,557
Vanguard Intermediate
    Term Treasury            Mutual fund                             37,292                                     389,018      377,772


*Both BancorpSouth, Inc. and BancorpSouth Bank are parties-in-interest to the Plan.


See accompanying independent auditors' report.

                                                                      SCHEDULE 2

                     BANCORPSOUTH, INC. AMENDED AND RESTATED
                                SALARY DEFERRAL -
                  PROFIT SHARING EMPLOYEE STOCK OWNERSHIP PLAN

                 Item 27d - Schedule of Reportable Transactions

                          Year ended December 31, 1999

                                                                    TOTAL
                                                      NUMBER OF    PURCHASE        SELLING          GAIN
             DESCRIPTION OF SECURITY                TRANSACTIONS  PRICE/COST        PRICE          (LOSS)
------------------------------------------------    ------------  -----------     ----------       ------
Purchases:
    Common stock of BancorpSouth, Inc.*                   47      $ 6,382,329           --           --
    Mutual funds:
       Montag and Caldwell Growth Fund                     9        2,240,000           --           --
       Fidelity Institutional Short Intermediate
          Government Fund                                  5          139,000           --           --
       Vanguard Bond Index                                 5        1,112,000           --           --
       Vanguard Intermediate Term Treasury                 5          139,000           --           --
    Government Obligations Fund                          349       16,534,544           --           --
Sales:
    Mutual Funds:
       Montag and Caldwell Growth Fund                     4           33,805         55,164       21,359
    Government Obligations Fund                          229       16,127,243     16,127,243         --


*Both BancorpSouth, Inc. and BancorpSouth Bank are parties-in-interest to the Plan.



See accompanying independent auditors' report.

                                  Exhibit Index

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
(3)           (a) Articles of incorporation, as amended.(1)
              (b) Bylaws.(2)
(4)           Specimen Common Stock Certificate.(3)
(10)          (a) 1998 Directors Stock Plan.(2)(8)
              (b) Form of deferred compensation agreement between Bancorp of
                  Mississippi, Inc. and certain key executives.(4)(7)
              (c) 1994 Stock Incentive Plan.(3)(8)
              (d) 1995 Non-Qualified Stock Option Plan for Non-Employee
                  Directors.(3)(8)
              (e) Stock Bonus Agreement between BancorpSouth, Inc. and Michael
                  W. Weeks, dated January 17, 1995 and Escrow Agreement between
                  Bank of Mississippi and Michael W. Weeks, dated January 17,
                  1995.(5)(8)
              (f) Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B.
                  Patterson, Jr., dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, Jr., dated
                  March 20, 1998.(6)(8)
              (g) Information regarding Bancorp of Mississippi, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock
                  Ownership Plan.(7)(8)
(11)          Statement re computation of per share earnings.*
(21)          Subsidiaries of the Registrant.*
(23.1)        Consent of Independent Accountants.*
(23.2)        Consent of Independent Accountants.
(27)          Financial Data Schedule.*

         ---------------------
(1) Filed as exhibits 3.1 and 3.2 to the Registrant's registration statement on Form S-4 filed on January 6, 1995 (Registration
         No. 33-88274) and incorporated by reference thereto.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (file number 0-10826), and incorporated by reference thereto
(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 0-10826), and incorporated by reference thereto.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826), and incorporated by reference thereto.
(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (file number 0-10826), and incorporated by reference thereto.
(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (file number 0-10826), and incorporated by reference thereto.
(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826), and incorporated by reference thereto.
(8)      Compensatory plans or arrangements.
* Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.