Form 10-Q
period 2000-06-30
BANCORPSOUTH INC
filed 2000-08-10
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
-----------------------------------------------------------------------------

                                    FORM 10-Q
(Mark One)
/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------
OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      --------------------

-----------------------------------------------------------------------------

                     Commission file number       0-10826

-----------------------------------------------------------------------------

                             BancorpSouth, Inc.
           (Exact name of registrant as specified in its charter)

          Mississippi                                 64-0659571
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)



One Mississippi Plaza, Tupelo, Mississippi                       38804
 (Address of principal executive offices)                      (Zip Code)


                                   (662) 680-2000
                (Registrant's telephone number, including area code)

                                   NOT APPLICABLE
                (Former name, former address, and former fiscal year,
                            if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes / X / No /   /
On August 7, 2000, the registrant had outstanding 55,725,605 shares of common stock, par value $2.50 per share.

<PAGE   2>
                                BANCORPSOUTH, INC.
                                    CONTENTS
PART  I.    Financial Information                                        Page
    ITEM  1.    Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets
                June 30, 2000 and December 31, 1999                         3

                Consolidated Condensed Statements of Income
                Three and Six Months Ended June 30, 2000 and 1999           4

                Consolidated Condensed Statements of Cash Flows
                Six Months Ended June 30, 2000 and 1999                     5

                Notes to Consolidated Condensed Financial Statements        6
    ITEM  2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11
    ITEM  3.    Quantitative and Qualitative Disclosures About Market Risk 16
PART II.    Other Information
    ITEM 4.     Matters Submitted to a Vote of Security Holders            19
    ITEM 6.     Exhibits and Reports on Form 8-K                           20


                          FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might," "will," "intend" and "would." These forward-looking statements include, without limitation, those relating to the Company's liquidity, allowance for credit losses, lending policy, capital resources and a pending merger transaction. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and prevailing interest rates, government fiscal and monetary policies, prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, failure or delay in obtaining shareholder approval of the proposed merger, failure to consummate the proposed merger and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

<PAGE   3>

                                            PART I
                                     FINANCIAL INFORMATION
                                Item 1.  Financial Statements

                                      BANCORPSOUTH, INC.
                            Consolidated Condensed Balance Sheets
                                          (Unaudited)

                                                                        June 30,       December 31,
                                                                           2000               1999
                                                                      ------------      ------------
                                                                             (In thousands)
ASSETS
Cash and due from banks                                                  $184,895          $217,270
Interest bearing deposits with other banks                                 11,878             5,411
Held-to-maturity securities, at amortized cost                            883,836           840,754
Available-for-sale securities, at fair market value                       441,017           345,284
Federal funds sold                                                          6,600            65,000
Loans                                                                   4,323,121         4,131,418
  Less:  Unearned discount                                                 69,490            77,886
            Allowance for credit losses                                    58,504            55,557
                                                                      ------------      ------------
Net loans                                                               4,195,127         3,997,975
Mortgages held for sale                                                    28,713            37,521
Premises and equipment, net                                               135,104           129,054
Other assets                                                              150,326           138,657
                                                                      ------------      ------------
TOTAL ASSETS                                                           $6,037,496        $5,776,926
                                                                      ============      ============
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                          $631,084          $614,567
                  Interest bearing                                      1,178,934         1,075,252
  Savings                                                                 720,878           799,917
  Time                                                                  2,576,197         2,325,679
                                                                      ------------      ------------
Total deposits                                                          5,107,093         4,815,415
Short-term borrowings                                                     225,286           242,989
Long-term debt                                                            137,246           138,560
Other liabilities                                                          75,647            82,562
TOTAL LIABILITIES                                                       5,545,272         5,279,526
                                                                      ------------      ------------
SHAREHOLDERS' EQUITY
Common stock                                                              143,261           143,261
Capital surplus                                                            89,546            90,990
Accumulated other comprehensive income                                     (2,468)              (95)
Retained earnings                                                         286,442           264,707
Less cost of shares held in treasury                                      (24,557)           (1,463)
                                                                      ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                                492,224           497,400
                                                                      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $6,037,496        $5,776,926
                                                                      ============      ============

See accompanying notes to consolidated condensed financial statements.

<PAGE   4>

                                                    BANCORPSOUTH, INC.
                                      Consolidated Condensed Statements of Income
                                                        (Unaudited)
                                                            (In thousands except for per share amounts)
                                                          Three months ended               Six months ended
                                                                June 30                          June 30
                                                    ----------------------------      ---------------------------
                                                           2000            1999             2000            1999
                                                    ------------    ------------      -----------     -----------
INTEREST REVENUE:
Loans receivable                                        $94,323         $81,331         $184,894        $160,757
Deposits with other banks                                   164             114              285             265
Federal funds sold                                          715             923            1,372           2,643
Held-to-maturity securities:
  U. S. Treasury                                            756           1,598            1,616           3,200
  U. S. Government agencies & corporations                9,514           7,133           19,072          12,493
  Obligations of states & political subdivisions          2,660           2,589            5,352           5,229
Available-for-sale securities                             5,361           6,833           10,456          14,533
Trading securities                                           15              (5)              33              (5)
Mortgages held for sale                                     860             858            1,845           1,783
                                                    ------------    ------------      -----------     -----------
  Total interest revenue                                114,368         101,374          224,925         200,898
                                                    ------------    ------------      -----------     -----------
INTEREST EXPENSE:
Deposits                                                 52,741          44,042          102,638          87,690
Short-term borrowings                                     1,857             922            3,616           1,535
Other                                                     2,752           2,742            5,926           5,590
                                                    ------------    ------------      -----------     -----------
  Total interest expense                                 57,350          47,706          112,180          94,815
                                                    ------------    ------------      -----------     -----------
  Net interest revenue                                   57,018          53,668          112,745         106,083
Provision for credit losses                               5,136           3,607            8,449           6,670
                                                    ------------    ------------      -----------     -----------
  Net interest revenue, after provision for
    credit losses                                        51,882          50,061          104,296          99,413
                                                    ------------    ------------      -----------     -----------
OTHER REVENUE:
Mortgage lending                                          2,557           4,500            5,344           9,335
Trust income                                                976             872            1,971           1,753
Service charges                                           7,243           6,216           13,533          11,918
Security gains (losses), net                                  0            (280)              18           4,008
Life insurance income                                     1,057             973            2,077           1,944
Other                                                     8,156           7,027           18,538          13,337
                                                    ------------    ------------      -----------     -----------
  Total other revenue                                    19,989          19,308           41,481          42,295
                                                    ------------    ------------      -----------     -----------
OTHER EXPENSE:
Salaries and employee benefits                           22,406          22,214           46,828          43,572
Net occupancy expense                                     3,143           2,914            6,412           5,776
Equipment expense                                         4,392           4,069            8,787           8,332
Telecommunications                                        1,386           1,538            2,611           2,936
Contribution to charitable foundation                                                                      4,146
Other                                                    13,983          14,336           27,231          29,208
                                                    ------------    ------------      -----------     -----------
  Total other expense                                    45,310          45,071           91,869          93,970
                                                    ------------    ------------      -----------     -----------
  Income before income taxes                             26,561          24,298           53,908          47,738
Income tax expense                                        8,640           7,848           17,833          14,423
                                                    ------------    ------------      -----------     -----------
  Net income                                            $17,921         $16,450          $36,075         $33,315
                                                    ============    ============      ===========     ===========

Earnings per share:  Basic                                $0.32           $0.29            $0.64           $0.58
                                                    ============    ============      ===========     ===========
                     Diluted                              $0.32           $0.29            $0.64           $0.58
                                                    ============    ============      ===========     ===========

Dividends declared per common share                       $0.13           $0.12            $0.26           $0.24
                                                    ============    ============      ===========     ===========

See accompanying notes to consolidated condensed financial statements.


<PAGE   5>

                                BANCORPSOUTH, INC.
                   Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                 ---------------------------
                                                     2000             1999
                                                        (In thousands)
                                                 ----------       ----------
Net cash provided by operating activities          $52,130          $51,478

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                      127,143          124,567
Proceeds from calls and maturities of
  available-for-sale securities                     26,939          240,967
Proceeds from sales of
  available-for-sale securities                     52,957           11,325
Purchases of  held-to-maturity securities         (169,514)        (317,776)
Purchases of  available-for-sale securities       (179,033)        (175,431)
Net increase in short-term investments              58,400           91,210
Net increase in loans                             (288,784)        (212,027)
Proceeds from sale of student loans                 90,483              -
Purchases of premises and equipment                (11,648)          (9,282)
Proceeds from sale of premises and equipment           217            1,082
                                                 ----------       ----------
Other, net                                         (10,894)         (18,295)
Net cash used by investing activities             (303,734)        (263,660)
                                                 ----------       ----------
Financing activities:
Net increase in deposits                           291,678          113,296
Net (decrease) increase in short-term
  borrowings and other liabilities                 (11,343)          11,040
Advances on long-term debt                          70,000          105,000
Repayment of long-term debt                        (85,314)         (16,844)
Acquisition of treasury stock                      (24,810)             -
Payment of cash dividends                          (14,787)         (12,893)
Exercise of stock options                              272               51
                                                 ----------       ----------
Net cash provided by financing activities          225,696          199,650
                                                 ----------       ----------
Decrease in cash and cash equivalents              (25,908)         (12,532)
Cash and cash equivalents at beginning of
  period                                           222,681          188,266
                                                 ----------       ----------
Cash and cash equivalents at end of period        $196,773         $175,734
                                                 ==========       ==========

See accompanying notes to consolidated condensed financial statements.

<PAGE   6>
                              BANCORPSOUTH, INC.
              Notes to Consolidated Condensed Financial Statements
                                 (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

                                     June 30,             December 31,
                             ---------------------------  ------------
                                 2000          1999          1999
                                           (In thousands)
                             -------------  ------------  ------------
Commercial and agricultural      $405,985      $382,344      $371,169
Consumer and installment          875,748       942,919       978,013
Real estate mortgage:
   1-4 Family                   1,111,780       965,515     1,043,447
   Other                        1,633,460     1,335,795     1,471,126
Lease financing                   274,095       221,363       254,868
Other                              22,053        27,358        12,795
                             -------------  ------------  ------------
     Total                     $4,323,121    $3,875,294    $4,131,418
                             =============  ============  ============

<PAGE   7>
The following table presents information concerning non-performing loans:

                                  June 30,       December 31,
                                     2000             1999
                                 ----------      ------------
                                         (In thousands)
Non-accrual loans                   $6,863           $5,150
Loans 90 days or more past due      14,645           14,378
Restructured loans                      67               91
                                 ----------      ------------
Total non-performing loans         $21,575          $19,619
                                 ==========      ============

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

                                   Six month periods          Year ended
                                     ended June 30,          December 31,
                                -------------  ------------  ------------
                                     2000           1999           1999
                                -------------  ------------  ------------
                                                (In thousands)
Balance at beginning of period     $55,557        $51,083        $51,083
Provision charged to expense         8,449          6,670         14,689
Recoveries                           1,088          1,017          2,135
Loans charged off                   (6,590)        (4,767)       (12,350)
                                -------------  ------------  ------------
Balance at end of period           $58,504        $54,003        $55,557
                                =============  ============  ============

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

                                                   Three Months Ended June 30,
                          ----------------------------------------------------------------------------------
                                           2000                                      1999
                          ---------------------------------------   ----------------------------------------
                            Income        Shares       Per Share      Income        Shares       Per Share
                          (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)    Amount
                                            (In thousands, except per share amounts)
                          ------------  ------------  -----------   -----------  ------------  -------------
Basic EPS
Income available to
   common shareholders        $17,921        56,104         $0.32       $16,450        57,120         $0.29
                                                      ===========                              =============
Effect of dilutive stock
  options                         -             279                         -             415
                          ------------  ------------                -----------  ------------
Diluted EPS
Income available to
   common shareholders
   plus assumed exercise      $17,921        56,383         $0.32       $16,450        57,535         $0.29
                          ============  ============  ===========   ===========  ============  =============

                                                    Six Months Ended June 30,
                          ----------------------------------------------------------------------------------
                                           2000                                      1999
                          ---------------------------------------   ----------------------------------------
                            Income        Shares       Per Share      Income        Shares       Per Share
                          (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)    Amount
                                            (In thousands, except per share amounts)
                          ------------  ------------  -----------   -----------  ------------  -------------
Basic EPS
Income available to
   common shareholders        $36,075        56,479         $0.64       $33,315        57,101         $0.58
                                                      ===========                              =============
Effect of dilutive stock
  options                         -             316                         -             428
                          ------------  ------------                -----------  ------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise      $36,075        56,795         $0.64       $33,315        57,529         $0.58
                          ============  ============  ===========   ===========  ============  =============

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

<PAGE   9>

                                                           Three months ended June 30,
                                      ---------------------------------------------------------------------
                                                    2000                                1999
                                      ---------------------------------  ----------------------------------
                                        Before        Tax         Net       Before        Tax         Net
                                          tax      (expense)    of tax        tax      (expense)    of tax
                                        amount      benefit     amount      amount      benefit     amount
                                                                  (In thousands)
                                      ----------   ---------  ---------  ----------   ---------- ----------
Unrealized gains on securities
 Unrealized gains (losses) arising
   during  holding period                ($997)       $381       ($616)    ($3,005)     $1,149     ($1,856)
 Less:  Reclassification adjustment
    for gains realized in net income        (2)          1          (1)        331        (127)        204
                                      ----------   ---------  ---------  ----------   ---------- ----------
Other Comprehensive Income (Loss)        ($999)       $382        (617)    ($2,674)     $1,022     ($1,652)
                                      ==========   =========             ==========   ==========
Net income                                                      17,921                              16,450
                                                              ---------                          ----------
Comprehensive Income                                           $17,304                             $14,798
                                                              =========                          ==========

                                                            Six months ended June 30,
                                      ---------------------------------------------------------------------
                                                    2000                                1999
                                      ---------------------------------  ----------------------------------
                                        Before        Tax         Net       Before        Tax         Net
                                          tax      (expense)    of tax        tax      (expense)    of tax
                                        amount      benefit     amount      amount      benefit     amount
                                                                  (In thousands)
                                      ----------   ---------  ---------  ----------   ---------- ----------
Unrealized gains on securities
 Unrealized gains (losses) arising
   during  holding period              ($3,838)     $1,468     ($2,370)    ($9,145)     $3,498     ($5,647)
 Less:  Reclassification adjustment
    for gains realized in net income        (5)          2          (3)     (3,934)      1,505      (2,429)
                                      ----------   ---------  ---------  ----------   ---------- ----------
Other Comprehensive Income (Loss)      ($3,843)     $1,470      (2,373)   ($13,079)     $5,003     ($8,076)
                                      ==========   =========             ==========   ==========
Net income                                                      36,075                              33,315
                                                              ---------                          ----------
Comprehensive Income                                           $33,702                             $25,239
                                                              =========                          ==========


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

<PAGE  10>

NOTE 8 - SEGMENT REPORTING

The Company's principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three month periods ended June 30, 2000 and 1999 are presented below:

                                                                           General
                                                         Community        Corporate
                                                          Banking         and Other          Total
                                                                       (In thousands)
                                                       ------------     ------------     ------------
Three Months Ended June 30, 2000
Results of Operations
Net interest revenue                                       $43,935          $13,083          $57,018
Provision for credit losses                                  4,715              421            5,136
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses       39,220           12,662           51,882
Other revenue                                               10,417            9,572           19,989
Other expense                                               34,355           10,955           45,310
-----------------------------------------------------------------------------------------------------
Income before income taxes                                  15,282           11,279           26,561
Income taxes                                                 4,971            3,669            8,640
-----------------------------------------------------------------------------------------------------
Net income                                                 $10,311           $7,610          $17,921
Selected Financial Information
Identifiable assets                                     $5,471,832         $565,664       $6,037,496
Depreciation & amortization                                  3,630              482            4,112

Three Months Ended June 30, 1999
Results of Operations
Net interest revenue                                       $40,675          $12,993          $53,668
Provision for credit losses                                  3,016              591            3,607
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses       37,659           12,402           50,061
Other revenue                                                9,161           10,147           19,308
Other expense                                               34,205           10,866           45,071
-----------------------------------------------------------------------------------------------------
Income before income taxes                                  12,615           11,683           24,298
Income taxes                                                 4,075            3,773            7,848
-----------------------------------------------------------------------------------------------------
Net income                                                  $8,540           $7,910          $16,450
Selected Financial Information
Identifiable assets                                     $5,006,515         $597,481       $5,603,996
Depreciation & amortization                                  3,496              386            3,882

<PAGE  11>
Results of operations and selected financial information by operating segment for the six month periods ended June 30, 2000 and 1999 are presented below:

                                                                           General
                                                         Community        Corporate
                                                          Banking         and Other          Total
                                                                       (In thousands)
                                                       ------------     ------------     ------------
Six Months Ended June 30, 2000
Results of Operations
Net interest revenue                                       $85,695          $27,050         $112,745
Provision for credit losses                                  7,655              794            8,449
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses       78,040           26,256          104,296
Other revenue                                               19,959           21,522           41,481
Other expense                                               68,515           23,354           91,869
-----------------------------------------------------------------------------------------------------
Income before income taxes                                  29,484           24,424           53,908
Income taxes                                                 9,753            8,080           17,833
-----------------------------------------------------------------------------------------------------
Net income                                                 $19,731          $16,344          $36,075
Selected Financial Information
Identifiable Assets                                     $5,471,832         $565,664       $6,037,496
Depreciation & amortization                                  7,184              901            8,085

Six Months Ended June 30, 1999
Results of Operations
Net interest revenue                                       $79,755          $26,328         $106,083
Provision for credit losses                                  5,457            1,213            6,670
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses       74,298           25,115           99,413
Other revenue                                               22,092           20,203           42,295
Other expense                                               72,801           21,169           93,970
-----------------------------------------------------------------------------------------------------
Income before income taxes                                  23,589           24,149           47,738
Income taxes                                                 7,127            7,296           14,423
-----------------------------------------------------------------------------------------------------
Net income                                                 $16,462          $16,853          $33,315
Selected Financial Information
Identifiable Assets                                     $5,006,515         $597,481       $5,603,996
Depreciation & amortization                                  7,101              752            7,853


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 2000 and 1999, found elsewhere in this Report. Financial information for all prior periods presented have been restated to include the results of operations and financial condition of entities acquired by the Company during 1999 in mergers accounted for as poolings of interests. See Note 6 to the Company's consolidated condensed financial statements included elsewhere in the Report for additional information about these mergers.

RESULTS OF OPERATIONS
---------------------
Net Income
----------

<PAGE  12>
The Company's net income for the second quarter of 2000 was $17.92 million, an increase of 8.94% from $16.45 million in the second quarter of 1999. For the first six months of 2000, net income was $36.08 million, an increase of 8.28% from $33.32 million for the same period in 1999. Basic and diluted earnings per common share for the second quarter of 2000 were $0.32, compared to basic and diluted earnings per common share of $0.29 for the same period of 1999. For the six months ended June 30, 2000, basic and diluted earnings per share were $0.64, compared to basic and diluted earnings per share of $0.58 for the first six months of 1999. The annualized returns on average assets for the second quarter of 2000 and 1999 were 1.22% and 1.20%, respectively. For the six months ended June 30, 2000 and 1999, the annualized returns on average assets were 1.23% and 1.22%, respectively.

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

Net interest revenue was $61.00 million for the three months ended June 30, 2000, compared to $57.63 million for the same period in 1999, representing an increase of 5.85%. For the first six months of 2000 and 1999, net interest revenue was $120.70 million and $111.37 million, respectively, representing an increase of 8.38%. Earning assets averaged $5.50 billion in the second quarter of 2000, compared with $5.13 billion in the second quarter of 1999, representing an increase of 7.21%. Earning assets for the first six months of 2000 averaged $5.46 billion, compared to $5.09 billion in 1999, representing an increase of 7.27%. Average interest-bearing liabilities were $4.66 billion in the second quarter of 2000, compared with $4.30 billion in the second quarter of 1999, representing an increase of 8.37%. Average interest-bearing liabilities were $4.68 billion for the first six months of 2000 compared to $4.33 billion for the same period in 1999, representing an increase of 8.08%.

Net interest revenue, expressed as a percentage of average earning assets, was 4.32% for the second quarter of 2000 as compared to 4.35% for the same period of 1999 and 4.30% for the first six months of 2000, compared to 4.36% for the same period in 1999.

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

<PAGE  13>

The provision for credit losses totaled $5.14 million for the second quarter of 2000 compared to $3.61 million for the same period of 1999, representing an increase of 42.38%. For the six-month periods ended June 30, 2000 and 1999, the provision for credit losses totaled $8.45 million and $6.67 million, respectively, representing an increase of 26.69%. The increase in provision for the second quarter and the first six months of 2000, as compared to the same periods of 1999, reflects the continuing growth in the Company's loan portfolio and an increase in non-performing loans during the first six months of 2000.

Other Revenue
-------------
Other revenue for the quarter ended June 30, 2000 totaled $20.0 million, compared to $19.3 million for the same period of 1999, an increase of 3.53%. For the six months ended June 30, 2000 and 1999, other revenue was $41.48
million and $42.30 million, respectively.   Revenue from mortgage lending
activities decreased 43.18%, from $4.50 million to $2.56 million, during the three months ended June 30, 2000 when compared to the same period of 1999. The decrease was primarily due to higher mortgage interest rates during the second quarter of 2000 which resulted in decreased mortgage loan originations when compared to the same period of 1999. Service charge revenue increased 16.52%, from $6.22 million to $7.24 million, for the second quarter of 2000 when compared to the second quarter of 1999.

The Company established a charitable foundation in the first quarter of 1999. Appreciated equity securities were contributed by the Company to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million, which are reflected in the results for the six months ended June 30, 1999.

Other revenue for the first six months of 2000 includes a $2.6 million gain that resulted from the Bank's sale of $85.7 million in student loans in the first quarter of 2000. The Bank continues to originate student loans and intends to rebuild its portfolio of student loans.

Other Expense
-------------
Other expense totaled $45.31 million for the second quarter of 2000, a 0.53% decrease from $45.07 million for the same period of 1999. For the six months ended June 30, 2000, other expenses totaled $91.87 million, a 2.24% decrease from $93.97 million for the same period in 1999. A significant component of this decrease was the contribution by the Company of appreciated equity securities with an aggregate market value of approximately $4.15 million in connection with the Company's establishment of a charitable foundation during the first quarter of 1999, as discussed in "Other Revenue" above.

A significant change in other expense relates to the Company's stock option plans, expense for which is reported in the Company's financial statements as a component of the line item "salaries and employee benefits." Certain of the Company's stock option plans contain a provision for stock appreciation rights (SARs) which require the recognition of expense for appreciation in the Company's stock price or a reduction of expense in the event of a decline in the Company's stock price. As a result of a decrease in the Company's stock price during the second quarter of 2000, a decrease in salaries and employee benefits expense of approximately $1.16 million was recorded in that quarter. This compares to an increase in expense of $1.2 million during the second quarter of 1999. For the six months ended June 30, 2000, a reduction in expense related to the Company's stock option plans of $1.10 million was recorded, compared to an increase of $49,000 during the first six months of 1999.


<PAGE  14>
The Company recorded merger related expenses of $483,000 during the first six months of 2000 related to its pending merger with First United Bancshares, Inc. ("First United"). See "Recent Developments" for additional information regarding this transaction. The Company also recorded merger-related expense of $1.3 million during the first six months of 1999 related to the merger with The HomeBanc Corporation and the Stewart Sneed Hewes Group.

The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.


Income Tax
----------
Income tax expense was $8.64 million and $7.85 million for the second quarter of 2000 and 1999, respectively, an increase of 10.09%. For the six month period ended June 30, 2000, income tax expense was $17.83 million compared to $14.42 million for the same period in 1999, representing an increase of 23.64%. The increases for the second quarter and first six months of 2000, when compared to the same periods of 1999, are due in part to a $1.6 million tax benefit recorded in the first quarter of 1999 related to the establishment of a charitable foundation discussed in "Other Revenue" and "Other Expense" above.

FINANCIAL CONDITION
-------------------
Earning Assets
--------------
The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2000 were $5.63 billion, or 93.21% of total assets, compared with $5.35 billion, or 92.56% of total assets, at December 31, 1999.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2000 were $883.84 million, compared with $840.75 million at the end of 1999, a 5.11% increase. Available-for-sale securities were $441.02 million at June 30, 2000, compared to $345.28 million at December 31, 1999, a 27.72% increase.

The Bank's loan portfolio makes up the largest single component of the Company's earning assets. The Bank's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank's loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $4.25 billion at June 30, 2000, which represents a 4.9% increase from the December 31, 1999 total of $4.05 billion.


<PAGE  15>
At June 30, 2000, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in its market area.

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

The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.51% of all loans outstanding at June 30, 2000 and 0.48% of all loans outstanding at December 31, 1999.

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

<PAGE  16>

                                                     June 30,                                     December 31,
                             ---------------------------------------------------------  ----------------------------
                                         2000                          1999                          1999
                             ---------------------------  ----------------------------  ----------------------------
                              ALLOWANCE         % OF        ALLOWANCE         % OF        ALLOWANCE         % OF
                                 FOR          LOANS TO         FOR          LOANS TO         FOR          LOANS TO
                             CREDIT LOSSES   TOTAL LOANS   CREDIT LOSSES   TOTAL LOANS   CREDIT LOSSES   TOTAL LOANS
                             -------------  ------------  --------------  ------------  --------------  ------------
                                                              (Dollars in thousands)
Commercial and agricultural      $5,639           9.39%        $4,406           9.87%        $3,932           8.98%
Consumer and installment         33,728          20.26%        22,361          24.33%        19,586          23.67%
Real estate mortgage             15,492          63.50%        24,126          59.38%        28,761          60.87%
Lease financing                   3,585           6.34%         2,934           5.71%         3,196           6.17%
Other                                60           0.51%           176           0.71%            82           0.31%
                             -------------  ------------  --------------  ------------  --------------  ------------
     Total                      $58,504         100.00%       $54,003         100.00%       $55,557         100.00%
                             =============  ============  ==============  ============  ==============  ============


The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                               Twelve months ended
                                                Six months ended June 30,           December 31,
                                             -----------------------------
                                                  2000              1999              1999
                                             -----------       -----------       -----------
                                                             (Dollars in thousands)
Balance, beginning of period                    $55,557           $51,083           $51,083

Loans charged off:
Commercial and agricultural                        (367)             (114)             (520)
Consumer & installment                           (5,406)           (4,338)          (10,438)
Real estate mortgage                               (641)             (300)           (1,326)
Lease financing                                    (176)              (15)              (66)
                                             -----------       -----------       -----------
  Total loans charged off                        (6,590)           (4,767)          (12,350)
                                             -----------       -----------       -----------
Recoveries:
Commercial and agricultural                          93               141               304
Consumer & installment                              853               773             1,595
Real estate mortgage                                128                83               177
Lease financing                                      14                20                59
                                             -----------       -----------       -----------
  Total recoveries                                1,088             1,017             2,135
                                             -----------       -----------       -----------

Net charge-offs                                  (5,502)           (3,750)          (10,215)

Provision charged to operating expense            8,449             6,670            14,689
                                             -----------       -----------       -----------
Balance, end of period                          $58,504           $54,003           $55,557
                                             ===========       ===========       ===========

Average loans for period                     $4,124,538        $3,675,447        $3,799,799
                                             ===========       ===========       ===========
RATIOS:
Net charge offs to average loans-annualized        0.27%             0.20%             0.27%
                                             ===========       ===========       ===========


<PAGE  17>
Deposits and Other Interest-bearing Liabilities
-----------------------------------------------
Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at June 30, 2000 were $5.11 billion as compared to $4.82 billion at December 31, 1999, representing a 6.06% increase. Non-interest bearing demand deposits increased by $16.51 million, or 2.69%, from $614.57 million to $631.08 million, while interest-bearing demand, savings and time deposits grew $275.16 million, or 6.55%, from $4.20 billion to $4.48 billion, from December 31, 1999 to June 30, 2000.

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

CAPITAL RESOURCES
-----------------
The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 2000, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 10.67% and 11.95%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.12% at June 30, 2000, compared to the required minimum Tier 1 leverage capital ratio of 3%.

The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

RECENT DEVELOPMENTS
-------------------
On April 16, 2000, the Company entered into a merger agreement with First United, whereby First United would merge into the Company and First United's subsidiary banks would merge into the Bank. The merger agreement provides that, upon completion of the proposed merger, shareholders of First United are to be issued 1.125 shares of the Company's common stock in exchange for each share of First United common stock. The merger is subject to, among other things, approval by applicable banking regulatory authorities and by the shareholders of the Company and First United. The Company received approval from the FDIC with respect to the proposed merger on July 18, 2000. The Company and First United have each scheduled a special meeting of their respectively shareholders on August 24, 2000 to consider and vote on the merger agreement. Management anticipates that , if the merger agreements is approved by the shareholders of both companies, the transaction will be completed on August 31, 2000, and that it will be accounted for as a pooling of interests.

<PAGE  18>

First United is a bank holding company headquartered in El Dorado, Arkansas, whose common stock is quoted on the Nasdaq Stock Market under the symbol "UNTD." First United reports that, as of March 31, 2000, it had approximately $2.7 billion in assets and $2.25 billion in deposits, and that it owned 11 subsidiary banks and one trust company with banking locations in 39 communities in Arkansas, Louisiana and Texas.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


<PAGE  19>
                                    PART II
                               OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     The annual meeting of shareholders of the Company was held on Tuesday, May 2, 2000. At this meeting, the following matters were voted upon by the Company's shareholders:

(a) Election of Class II Directors
    ------------------------------
     Shed H. Davis, Hassell H. Franklin and Travis E. Staub were elected to serve as Class I directors of the Company until the annual meeting of shareholders in 2003 or until their respective successors are elected and qualified. The vote was as follows:

                         Votes Cast           Votes Cast        Abstentions/
                          in Favor        Against or Withheld     Non Votes
Name
Shed H. Davis            46,391,010            395,955                 0
Hassell H. Franklin      46,421,419            365,546                 0
Travis E. Staub          46,388,342            398,342                 0

     The following directors continued in office following the meeting:

Name                    Term Expires


Aubrey B. Patterson          2001
Andrew R. Townes, D.D.S.     2001
W. G. Holliman, Jr.          2002
A. Douglas Jumper            2002
Turner O. Lashlee            2002
Alan W. Perry                2002


<PAGE  20>
 (b) Selection of Independent Auditors
     ---------------------------------
     The shareholders of the Company ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 by the following vote:

               Votes Cast          Votes Cast          Abstentions/
                in Favor      Against or Withheld        Non Votes
               46,177,341           172,513               437,111


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
 (a)    Exhibits

(3.1) Restated Articles of Incorporation of the Company  (filed as Exhibit
       3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2) Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.3) Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
       Report on Form 10-K for the year ended December 31, 1998 (file No. 0-10826) and incorporated herein by reference)
(27.1) Financial Data Schedule for the period ended June 30, 2000.

(b)    Reports on Form 8-K

A report on Form 8-K was filed April 17, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

A report on Form 8-K was filed April 27, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

A report on Form 8-K was filed May 9, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."
<PAGE  21>
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BancorpSouth, Inc.
                                        --------------------------------
                                              (Registrant)

DATE:  August 10, 2000                   /S/ L. Nash Allen, Jr.
                                        --------------------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and
                                        Chief Financial Officer