Form 10-Q
period 2000-09-30
BANCORPSOUTH INC
filed 2000-11-14
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                   ----------------------------------------

                                  FORM 10-Q
(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ----------------          ----------------

                   ----------------------------------------
                     Commission file number       0-10826
                   ----------------------------------------

                             BancorpSouth, Inc.
            (Exact name of registrant as specified in its charter)

        Mississippi                                    64-0659571
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


  One Mississippi Plaza, Tupelo, Mississippi               38804
  (Address of principal executive offices)               (Zip Code)

                                 (662) 680-2000
             (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address, and former fiscal year,
                         if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes / X /  No /   /
On November 9, 2000, the Registrant had outstanding 84,153,060 shares of common stock, par value $2.50 per share.

                             BANCORPSOUTH, INC.
                                  CONTENTS

PART I.  Financial Information
                                                                      Page
         ITEM  1.   Financial Statements (unaudited)

                    Consolidated Condensed Balance Sheets
                    September 30, 2000 and December 31, 1999             3

                    Consolidated Condensed Statements of Income
                    Three and Nine Months Ended
                    September 30, 2000 and 1999                          4

                    Consolidated Condensed Statements of Cash Flows
                    Nine Months Ended September 30, 2000 and 1999        5

                    Notes to Consolidated Condensed Financial Statements 6

         ITEM  2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       11
         ITEM  3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                   19
PART II. Other Information
         ITEM  2.   Changes in Securities and Use of Proceeds           20
         ITEM  4.   Matters Submitted to a Vote of Security Holders     20
         ITEM  6.   Exhibits and Reports on Form 8-K                    20

                         FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might," "will," "intend" and "would." These forward-looking statements include, without limitation, those relating to the Company's liquidity, allowance for credit losses, lending policy and capital resources. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and prevailing interest rates, government fiscal and monetary policies, prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.
                                        PART I
                                FINANCIAL INFORMATION
                            Item 1.  Financial Statements

                                  BANCORPSOUTH, INC.
                        Consolidated Condensed Balance Sheets
                                      (Unaudited)

                                                      September 30,  December 31,
2000 1999
                                                     ------------  --------------
                                                             (In thousands)
ASSETS
Cash and due from banks                                 $260,218        $329,553
Interest bearing deposits with other banks                13,089          12,058
Held-to-maturity securities, at amortized cost         1,169,635       1,031,062
Available-for-sale securities, at fair market value    1,505,148       1,080,063
Federal funds sold                                        75,000         110,875
Loans                                                  5,990,074       5,626,043
  Less:  Unearned discount                                67,510          84,082
            Allowance for credit losses                   78,100          74,232
                                                     ------------  --------------
Net loans                                              5,844,464       5,467,729
Mortgages held for sale                                   34,105          37,513
Premises and equipment, net                              186,577         171,867
Other assets                                             213,366         200,977
                                                     ------------  --------------
TOTAL ASSETS                                          $9,301,602      $8,441,697
                                                     ============  ==============
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                       $1,007,326        $966,491
                  Interest bearing                     1,671,883       1,589,155
  Savings                                                883,474         937,508
  Time                                                 3,825,389       3,573,491
                                                     ------------  --------------
Total deposits                                         7,388,072       7,066,645
Short-term borrowings                                    868,035         346,427
Long-term debt                                           165,803         166,247
Other liabilities                                        112,865         105,267
                                                     ------------  --------------
TOTAL LIABILITIES                                      8,534,775       7,684,586
                                                     ------------  --------------

SHAREHOLDERS' EQUITY
Common stock                                             214,484         214,405
Capital surplus                                           70,464          71,777
Accumulated other comprehensive income                    (7,055)        (14,149)
Retained earnings                                        515,086         486,540
Less cost of shares held in treasury                     (26,152)         (1,462)
                                                     ------------  --------------
TOTAL SHAREHOLDERS' EQUITY                               766,827         757,111
                                                     ------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $9,301,602      $8,441,697
                                                     ============  ==============

See accompanying notes to consolidated condensed financial statements.

                                            BANCORPSOUTH, INC.
                                Consolidated Condensed Statements of Income
                                               (Unaudited)
                                                         Three months ended          Nine months ended
                                                            September 30               September 30
                                                    -------------------------   -------------------------
                                                          2000          1999          2000          1999
                                                    -----------   -----------   -----------   -----------
                                                            (In thousands except for per share amounts)
INTEREST REVENUE:
Loans receivable                                      $134,283      $115,514      $385,828      $335,801
Deposits with other banks                                  260           246           970           957
Federal funds sold                                         691           859         3,308         4,970
Held-to-maturity securities:
  U. S. Treasury                                           574         1,152         2,191         4,351
  U. S. Government agencies & corporations              11,152         8,953        31,996        23,929
  Obligations of states & political subdivisions         4,109         3,656        12,159        11,371
  Other                                                     64            61           269           162
Available-for-sale securities                           21,564        18,360        56,448        54,471
Mortgages held for sale                                    628           884         2,471         2,667
                                                    -----------   -----------   -----------   -----------
  Total interest revenue                               173,325       149,685       495,640       438,679
                                                    -----------   -----------   -----------   -----------
INTEREST EXPENSE:
Deposits                                                81,031        63,245       225,656       188,715
Short-term borrowings                                    4,531         2,484        11,415         5,625
Other                                                    7,195         4,451        14,216        10,906
                                                    -----------   -----------   -----------   -----------
  Total interest expense                                92,757        70,180       251,287       205,246
                                                    -----------   -----------   -----------   -----------
  Net interest revenue                                  80,568        79,505       244,353       233,433
Provision for credit losses                             10,656         4,798        20,669        12,643
                                                    -----------   -----------   -----------   -----------
  Net interest revenue, after provision for
    credit losses                                       69,912        74,707       223,684       220,790
                                                    -----------   -----------   -----------   -----------
OTHER REVENUE:
Mortgage lending                                         2,493         3,727         8,973        14,823
Trust income                                             1,794         1,602         5,075         4,607
Service charges                                         10,213         9,295        29,545        26,497
Life insurance income                                    1,107         1,016         3,184         2,960
Security gains (losses), net                              (254)          118           (83)        4,332
Insurance service fees                                   3,717         3,293        11,189        10,293
Other                                                    4,496         4,367        17,643        12,710
                                                    -----------   -----------   -----------   -----------
  Total other revenue                                   23,566        23,418        75,526        76,222
                                                    -----------   -----------   -----------   -----------
OTHER EXPENSE:
Salaries and employee benefits                          34,069        30,234       100,010        91,682
Net occupancy expense                                    4,647         4,317        13,504        12,375
Equipment expense                                        6,124         5,469        17,177        16,137
Telecommunications                                       1,868         1,573         5,193         5,078
Contribution to charitable foundation                                                              4,146
Restructuring and merger-related                         7,101          (150)        8,327         1,102
Other                                                   22,798        17,781        60,350        56,156
                                                    -----------   -----------   -----------   -----------
  Total other expense                                   76,607        59,224       204,561       186,676
                                                    -----------   -----------   -----------   -----------
  Income before income taxes                            16,871        38,901        94,649       110,336
Income tax expense                                       7,379        12,729        32,528        34,344
                                                    -----------   -----------   -----------   -----------
  Net income                                            $9,492       $26,172       $62,121       $75,992
                                                    ===========   ===========   ===========   ===========

Earnings per share:  Basic                               $0.11         $0.31         $0.73         $0.89
                                                    ===========   ===========   ===========   ===========
                     Diluted                             $0.11         $0.30         $0.73         $0.88
                                                    ===========   ===========   ===========   ===========

Dividends declared per common share                      $0.13         $0.12         $0.39         $0.36
                                                    ===========   ===========   ===========   ===========

See accompanying notes to consolidated condensed financial statements.

                                   BANCORPSOUTH, INC.
                  Consolidated Condensed Statements of Cash Flows
                                     (Unaudited)
                                                              Nine Months Ended
                                                                September 30
                                                              2000         1999
                                                       ------------  -----------
                                                              (In thousands)
Net cash provided by operating activities                   $97,366     $109,074

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                               200,682      204,072
Proceeds from calls and maturities of
  available-for-sale securities                             564,487    1,094,952
Proceeds from sales of
  held-to-maturity securities                                     -        9,040
Proceeds from sales of
  available-for-sale securities                              25,042       52,356
Purchases of  held-to-maturity securities                  (290,928)    (379,118)
Purchases of  available-for-sale securities              (1,129,426)  (1,030,678)
Net increase in short-term investments                       35,875       82,370
Net increase in loans                                      (484,171)    (488,491)
Proceeds from sale of student loans                          90,483          -
Purchases of premises and equipment                         (31,222)     (17,006)
Proceeds from sale of premises and equipment                  3,124        1,193
Other, net                                                   75,107      (27,575)
                                                       ------------  -----------
Net cash used by investing activities                      (940,947)    (498,885)
                                                       ------------  -----------

Financing activities:
Net increase in deposits                                    321,427      238,539
Net (decrease) increase in short-term
  borrowings and other liabilities                          503,745      185,505
Advances on long-term debt                                   17,150          -
Repayment of long-term debt                                 (17,595)     (29,503)
Acquisition of treasury stock                               (28,310)     (857.00)
Payment of cash dividends                                   (22,042)     (28,811)
Exercise of stock options                                       902           51
                                                       ------------  -----------
Net cash provided by financing activities                   775,277      364,924
                                                       ------------  -----------

Decrease in cash and cash equivalents                       (68,304)     (24,887)
Cash and cash equivalents at beginning of
  period                                                    341,611      293,601
                                                       ------------  -----------
Cash and cash equivalents at end of period                 $273,307     $268,714
                                                       ============  ===========

See accompanying notes to consolidated condensed financial statements.


                            BANCORPSOUTH, INC.
             Notes to Consolidated Condensed Financial Statements
                               (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 1999, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, Valley Finance, Inc., Eagle Premium Assistance Corporation, BancorpSouth Insurance Services of Mississippi, Inc., BancorpSouth Insurance Services of Tennessee, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

                                 September 30,       December 31,
                           ------------------------ ------------
                               2000        1999         1999
                           ------------ ----------- ------------
                                       (In thousands)
Commercial and agricultural   $767,791    $754,539     $712,799
Consumer and installment     1,090,682   1,181,800    1,197,277
Real estate mortgage:
   1-4 Family                1,550,766   1,385,773    1,429,193
   Other                     2,262,232   1,928,305    2,014,979
Lease financing                281,453     225,659      258,811
Other                           37,150      27,564       12,984
                           ------------ ----------- ------------
     Total                  $5,990,074  $5,503,640   $5,626,043
                           ============ =========== ============




The following table presents information concerning non-performing loans:

                                September 30,  December 31,
                                      2000           1999
                                -------------  ------------
                                        (In thousands)
Non-accrual loans                   $21,171       $13,352
Loans 90 days or more past due       18,318        17,311
Restructured loans                      913         1,125
                                -------------  ------------
Total non-performing loans          $40,402       $31,788
                                =============  ============

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

                                Nine month periods     Year ended
                                ended September 30,   December 31,
                                -------------------   ------------
                                   2000       1999         1999
                                --------  ---------   ------------
                                          (In thousands)
Balance at beginning of period  $74,232    $68,385        $68,385
Provision charged to expense     20,669     12,643         17,812
Recoveries                        3,485      2,638          3,637
Loans charged off               (20,286)   (10,820)       (16,602)
Acquisitions                          -      1,000          1,000
                                --------  ---------   ------------
Balance at end of period        $78,100    $73,846        $74,232
                                ========  =========   ============

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

                                                   Three Months Ended September 30,
                           --------------------------------------------------------------------------------
                                              2000                                      1999
                           --------------------------------------  ----------------------------------------
                             Income          Shares     Per Share      Income          Shares     Per Share
                           (Numerator)    (Denominator)  Amount      (Numerator)    (Denominator)  Amount
                           --------------  ------------  --------  ----------------  ------------  --------
                                                (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders            $9,492        84,077     $0.11           $26,172        85,590     $0.31
                                                         ========                                  ========
Effect of dilutive stock
  options                              -           321                           -           433
                           --------------  ------------            ----------------  ------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise          $9,492        84,398     $0.11           $26,172        86,023     $0.30
                           ==============  ============  ========  ================  ============  ========


                                                   Nine Months Ended September 30,
                           --------------------------------------------------------------------------------
                                              2000                                      1999
                           --------------------------------------------------------------------------------
                             Income          Shares     Per Share      Income          Shares     Per Share
                           (Numerator)    (Denominator)  Amount      (Numerator)    (Denominator)  Amount
                           --------------  ------------  --------  ----------------  ------------  --------
                                                (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders           $62,121        84,651     $0.73           $75,992        85,568     $0.89
                                                         ========                                  ========
Effect of dilutive stock
  options                               -          344                            -          448
                           --------------  ------------            ----------------  ------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise         $62,121        84,995     $0.73           $75,992        86,016     $0.88
                           ==============  ============  ========  ================  ============  ========


NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

                                                   Three months ended September 30,
                                     -------------------------------------------------------------
                                                 2000                          1999
                                     ------------------------------  -----------------------------
                                       Before     Tax       Net      Before     Tax       Net
                                        tax    (expense)   of tax     tax    (expense)   of tax
                                       amount   benefit    amount    amount   benefit    amount
                                     ---------- --------- --------- --------- --------- ----------
                                                           (In thousands)
Unrealized gains on securities
 Unrealized gains (losses) arising
   during  holding period              $18,652   ($7,134)  $11,518   ($7,056)   $2,699   ($4,357)
 Less:  Reclassification adjustment
    for gains realized in net income      (137)       52       (85)      (31)       12       (19)
                                     ---------- --------- --------- --------- --------- ----------
Other comprehensive income (loss)      $18,515   ($7,082)   11,433   ($7,087)   $2,711   ($4,376)
                                     ========== =========           ========= =========
Net income                                                   9,492                        26,172
                                                          ----------                    ----------
Comprehensive income                                       $20,925                       $21,796
                                                          ==========                    ==========

                                                   Nine months ended September 30,
                                    -------------------------------------------------------------
                                                 2000                          1999
                                    ------------------------------  -----------------------------
                                       Before     Tax       Net      Before     Tax       Net
                                        tax    (expense)   of tax     tax    (expense)   of tax
                                       amount   benefit    amount    amount   benefit    amount
                                    ---------- --------- --------- --------- --------- ----------
                                                           (In thousands)
Unrealized gains on securities
 Unrealized gains (losses) arising
   during  holding period              $11,469   ($4,387)   $7,082   ($6,060)   $2,318   ($3,742)
 Less:  Reclassification adjustment
    for gains realized in net income        20        (8)       12    (4,176)    1,597    (2,579)
                                     ---------- --------- --------- --------- --------- ----------
Other comprehensive income (loss)      $11,489   ($4,395)    7,094  ($10,236)   $3,915   ($6,321)
                                     ========== =========           ========= =========
Net income                                                  62,121                        75,992
                                                         ----------                    ----------
Comprehensive income                                       $69,215                       $69,671
                                                         ==========                    ==========


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

On August 31, 2000, the Company completed its merger with First United Bancshares, Inc. The Company issued approximately 28.5 million shares of common stock in the merger that was accounted for as a pooling of interests. The Company's financial statements for all periods presented include the consolidated accounts of First United Bancshares, Inc.

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

Results of operations and selected financial information by operating segment for the three month periods ended September 30, 2000 and 1999 are presented below:

                                                                     General
                                                        Community   Corporate
                                                         Banking    and Other     Total
                                                      ----------- ----------- -------------
                                                     (In thousands)
Three Months Ended September 30, 2000
Results of Operations
Net interest revenue                                      $66,752     $13,816       $80,568
Provision for credit losses                                 9,996         660        10,656
-------------------------------------------------------------------------------------------
Net interest income after provision for credit losses      56,756      13,156        69,912
Other revenue                                              13,832       9,734        23,566
Other expense                                              64,258      12,349        76,607
-------------------------------------------------------------------------------------------
Income before income taxes                                  6,330      10,541        16,871
Income taxes                                                2,769       4,610         7,379
-------------------------------------------------------------------------------------------
Net income                                                 $3,561      $5,931        $9,492
Selected Financial Information
Identifiable assets                                    $8,699,321    $602,281    $9,301,602
Depreciation & amortization                                 5,210         529         5,739

Three Months Ended September 30, 1999
Results of Operations
Net interest revenue                                      $66,018     $13,487       $79,505
Provision for credit losses                                 3,552       1,246         4,798
-------------------------------------------------------------------------------------------
Net interest income after provision for credit losses      62,466      12,241        74,707
Other revenue                                              13,981       9,437        23,418
Other expense                                              48,421      10,803        59,224
-------------------------------------------------------------------------------------------
Income before income taxes                                 28,026      10,875        38,901
Income taxes                                                9,171       3,558        12,729
-------------------------------------------------------------------------------------------
Net income                                                $18,855      $7,317       $26,172
Selected Financial Information
Identifiable assets                                    $7,725,948    $619,915    $8,345,863
Depreciation & amortization                                 4,785         417         5,202

Results of operations and selected financial information by operating segment for the nine month periods ended September 30, 2000 and 1999 are presented below:


                                                                     General
                                                        Community   Corporate
                                                         Banking    and Other      Total
                                                      ----------- ----------- -------------
                                                       (In thousands)
Nine Months Ended September 30, 2000
Results of Operations
Net interest revenue                                     $203,477     $40,876      $244,353
Provision for credit losses                                19,215       1,454        20,669
-------------------------------------------------------------------------------------------
Net interest income after provision for credit losses     184,262      39,422       223,684
Other revenue                                              42,778      32,748        75,526
Other expense                                             167,493      37,068       204,561
-------------------------------------------------------------------------------------------
Income before income taxes                                 59,547      35,102        94,649
Income taxes                                               20,465      12,063        32,528
-------------------------------------------------------------------------------------------
Net income                                                $39,082      23,039       $62,121
Selected Financial Information
Identifiable Assets                                    $8,699,321    $602,281    $9,301,602
Depreciation & amortization                                14,722       1,391        16,113

Nine Months Ended September 30, 1999
Results of Operations
Net interest revenue                                     $193,608     $39,825      $233,433
Provision for credit losses                                10,185       2,458        12,643
-------------------------------------------------------------------------------------------
Net interest income after provision for credit losses     183,423      37,367       220,790
Other revenue                                              45,114      31,108        76,222
Other expense                                             153,342      33,334       186,676
-------------------------------------------------------------------------------------------
Income before income taxes                                 75,195      35,141       110,336
Income taxes                                               23,406      10,938        34,344
-------------------------------------------------------------------------------------------
Net income                                                $51,789      24,203       $75,992
Selected Financial Information
Identifiable Assets                                    $7,726,948    $618,915    $8,345,863
Depreciation & amortization                                14,184       1,180        15,364



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 2000 and 1999, found elsewhere in this Report. Financial information for all prior periods presented have been restated to include the results of operations and financial condition of entities acquired by the Company during 1999 and 2000 in mergers accounted for as poolings of interests. See
Note 6 to the Company's consolidated condensed financial statements included elsewhere in the Report for additional information about these mergers.

RESULTS OF OPERATIONS
---------------------
Net Income
----------

The Company reported diluted year-to-date earnings per share (including restructuring, merger-related and other charges) of $0.73 and $0.88 for the nine months ended September 30, 2000 and 1999, respectively, on earnings of $62.12 million and $75.99 million, respectively. On a quarterly basis, diluted earnings per share (including restructuring, merger-related and other charges) were $0.11 and $0.30, respectively, for the quarters ended September 30, 2000 and 1999. The annualized returns on average assets for the nine months ended September 30, 2000 and 1999 were 0.96% and 1.26%, respectively.
For the three months ended September 30, 2000 and 1999, the annualized returns on average assets were 0.43% and 1.27%, respectively.

Diluted operating earnings per share were $0.86 and $0.89 for the nine month periods ended September 30, 2000 and 1999, respectively. Operating earnings, which consists of net income excluding restructuring, merger-related and other charges, totaled $73.75 million for the nine months ended September 30, 2000, a decrease of 4.18% from operating earnings of $76.97 million for the same period of 1999. Diluted operating earnings per share were $0.24 and $0.30 for the quarters ended September 30, 2000 and 1999, respectively.
Operating earnings totaled $20.21 million for the third quarter of 2000, a decrease of 22.33% from $26.02 million in the third quarter of 1999.

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

Net interest revenue was $83.64 million for the three months ended September 30, 2000, compared to $82.21 million for the same period in 1999, representing an increase of 1.74%. For the first nine months of 2000 and 1999, net interest revenue was $253.37 million and $242.26 million, respectively, representing an increase of 4.59%. Earning assets averaged $8.35 billion in the third quarter of 2000, compared with $7.72 billion in the third quarter of 1999, representing an increase of 8.21%. Earning assets for the first nine months of 2000 averaged $8.09 billion, compared to $7.53 billion in 1999, representing an increase of 7.44%. Average interest-bearing liabilities were $7.09 billion in the third quarter of 2000, compared with $6.49 billion in the third quarter of 1999, representing an increase of 9.25%. Average interest-bearing liabilities were $6.84 billion for the first nine months of 2000 compared to $6.30 billion for the same period in 1999, representing an increase of 8.51%.

Net interest revenue, expressed as a percentage of average earning assets, was 3.98% for the third quarter of 2000 as compared to 4.23% for the same period of 1999 and 4.18% for the first nine months of 2000, compared to 4.30% for the same period in 1999.

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

The provision for credit losses totaled $10.66 million for the third quarter of 2000 compared to $4.80 million for the same period of 1999, representing an increase of 122.09%. For the nine-month periods ended September 30, 2000 and 1999, the provision for credit losses totaled $20.67 million and $12.64 million, respectively, representing an increase of 63.48%. During 2000 the provision for credit losses increased primarily to reflect a charge of $6.11 million made in the third quarter of 2000 to provide for probable losses in the loan portfolio acquired in the merger of First United utilizing methodologies employed by the Company and as a result of the increase in non-performing assets at First United. Loans charged off, net of recoveries, increased approximately $10.24 million during the first nine months of 2000, when compared to the same period of 1999, as the credit policies of First United were conformed to those of the Company.

Other Revenue
-------------

Other revenue for the quarter ended September 30, 2000 totaled $23.57 million, compared to $23.42 million for the same period of 1999, an increase of 0.63%. For the nine months ended September 30, 2000 and 1999, other revenue was $75.53 million and $76.22 million, respectively, a decrease of
0.91%.   Revenue from mortgage lending activities decreased 33.11%, from
$3.73 million to $2.49 million, during the three months ended September 30, 2000 when compared to the same period of 1999. The decrease was primarily due to higher mortgage interest rates during 2000, which resulted in decreased mortgage loan originations when compared to the same periods of 1999. Service charge revenue increased 9.88%, from $9.30 million to $10.21 million, for the third quarter of 2000 when compared to the third quarter of 1999 and increased 11.51%, from $26.50 million to $29.55 million for the nine months ended September 30, 2000 when compared to the same period of 1999. Insurance service fees increased 12.87%, from $3.29 million to $3.72 million, for the third quarter of 2000 when compared to the third quarter of 1999 and increased 8.70%, from $10.29 million to $11.19 million for the nine months ended September 30, 2000 when compared to the same period of 1999.

The Company established a charitable foundation in the first quarter of 1999. Appreciated equity securities were contributed by the Company to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million, which are reflected in the results for the nine months ended September 30, 1999.

Other revenue for the first nine months of 2000 includes a $2.6 million gain that resulted from the Bank's sale of $85.7 million in student loans in the first quarter of 2000. The Bank continues to originate student loans and intends to rebuild its portfolio of student loans.

Other Expense
-------------

Other expense totaled $76.61 million for the third quarter of 2000, a 29.35% increase from $59.22 million for the same period of 1999. For the nine months ended September 30, 2000, other expense totaled $204.56 million, a 9.58% increase from $186.68 million for the same period in 1999. In the third quarter of 2000, the Company recorded restructuring, merger-related and other charges of approximately $9.28 million. This amount consisted of termination and change of control payments ($2.01 million), professional fees ($2.62 million), contract termination fees ($1.91 million) and other miscellaneous costs ($2.74 million). Restructuring, merger-related and other charges for the nine months ended September 30, 2000, totaled $10.50 million and consisted of termination and change of control payments ($2.01 million), professional fees ($3.67 million), contract termination fees ($1.91 million) and other miscellaneous costs ($2.91 million). The Company had merger-related expenses of $1.1 million during the nine months ended September 30, 1999. At September 30, 2000, the balance in accrued restructuring, merger-related and other charges was $3.83 million, which consisted of termination and change of control payments ($1.78 million), professional fees ($40 thousand), contract termination fees ($1.91 million) and other miscellaneous costs ($103 thousand).

A significant component of other expense in the nine months ended September 30, 1999 was the contribution by the Company of appreciated equity securities with an aggregate market value of approximately $4.15 million in connection with the Company's establishment of a charitable foundation during the first quarter of 1999, as discussed in "Other Revenue" above.

The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.


Income Tax
----------

Income tax expense was $7.38 million and $12.73 million for the third quarter of 2000 and 1999, respectively, a decrease of 42.03%. For the nine month period ended September 30, 2000, income tax expense was $32.53 million compared to $34.34 million for the same period in 1999, representing a decrease of 5.27%. The effective tax rates for the third quarter of 2000 and 1999 were 43.74% and 32.72%, respectively, and 34.37% and 31.13% for the nine months ended September 30, 2000 and 1999, respectively. The increases in the effective tax rates were primarily due to nondeductible merger-related charges.

FINANCIAL CONDITION
-------------------

Earning Assets
--------------

The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2000 were $8.72 billion, or 93.74% of total assets, compared with $7.81 billion, or 92.56% of total assets, at December 31, 1999.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2000 were $1.17 billion, compared with $1.03 billion at the end of 1999, a 13.44% increase. Available-for-sale securities were $1.51 billion at September 30, 2000, compared to $1.08 billion at December 31, 1999, a 39.36% increase.
The increase in the securities portfolio is part of the Company's plan to restructure its securities portfolio following the merger with First United. Approximately $600 million in securities were purchased in the third quarter of 2000 and funded with short-term borrowings from the Federal Home Loan Bank. In the fourth quarter of 2000, approximately $680 million in securities acquired from First United have been sold with a realized loss of approximately $15.6 million and the proceeds have been used to pay of the Federal Home Loan Bank borrowings.

The Bank's loan portfolio makes up the largest single component of the Company's earning assets. The Bank's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank's loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $5.92 billion at September 30, 2000, which represents a 6.87% increase from the December 31, 1999 total of $5.54 billion.

At September 30, 2000, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company's market area.

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

The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.68% of all loans outstanding at September 30, 2000 and 0.57% of all loans outstanding at December 31, 1999.

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

Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors, but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based, in part, on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of total loans for each category in the loan portfolio for the dates indicated.

                                          September 30,                                           December 31,
                             ------------------------------------------------------- --------------------------
                                          2000                        1999                        1999
                             -------------------------- ---------------------------- --------------------------
                              ALLOWANCE                   ALLOWANCE                   ALLOWANCE
                                 FOR           % OF          FOR           % OF          FOR           % OF
                             CREDIT LOSSES  TOTAL LOANS  CREDIT LOSSES  TOTAL LOANS  CREDIT LOSSES  TOTAL LOANS
                             ------------- ------------- ------------- ------------- ------------- ------------
                                                              (Dollars in thousands)
Commercial and agricultural      $20,508         12.82%      $11,095         13.71%      $11,127         12.67%
Consumer and installment          37,296         18.21%       25,075         21.47%       22,231         21.28%
Real estate mortgage              19,283         63.66%       32,234         60.22%       32,897         61.22%
Lease financing                      686          4.70%        3,050          4.10%        3,196          4.60%
Other                                327          0.61%        2,392          0.50%        4,781          0.23%
                             ------------- ------------- ------------- ------------- ------------- ------------
     Total                       $78,100        100.00%      $73,846        100.00%      $74,232        100.00%
                             ============= ============= ============= ============= ============= ============



The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                              Twelve months ended
                                                       Nine months ended           December 31,
                                                         September 30,
                                                 -------------------------
                                                      2000          1999                 1999
                                                 -----------  ------------      -----------------
                                                              (Dollars in thousands)
Balance, beginning of period                       $74,232       $68,385              $68,385

Loans charged off:
Commercial and agricultural                         (5,171)       (1,350)              (2,565)
Consumer & installment                             (11,676)       (8,169)             (12,007)
Real estate mortgage                                (3,263)       (1,286)              (1,936)
Lease financing                                       (176)          (15)                 (94)
                                                -----------  ------------      -----------------
  Total loans charged off                          (20,286)      (10,820)             (16,602)
                                                -----------  ------------      -----------------

Recoveries:
Commercial and agricultural                            888           616                  833
Consumer & installment                               1,948         1,681                2,411
Real estate mortgage                                   626           311                  334
Lease financing                                         23            30                   59
                                                -----------  ------------      -----------------
  Total recoveries                                   3,485         2,638                3,637
                                                -----------  ------------      -----------------

Net charge-offs                                    (16,801)       (8,182)             (12,965)

Provision charged to operating expense              20,669        12,643               17,812
Acquisitions                                           -           1,000                1,000
                                                -----------  ------------      -----------------
Balance, end of period                             $78,100       $73,846              $74,232
                                                ===========  ============      =================

Average loans for period                        $5,707,257    $5,129,560    $       5,211,539
                                                ===========  ============      =================

RATIOS:
Net charge offs to average loans-annualized           0.39%         0.21%                0.25%
                                                ===========  ============      =================




Deposits and Other Interest-bearing Liabilities
-----------------------------------------------

Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at September 30, 2000 were $7.39 billion as compared to $7.07 billion at December 31, 1999, representing a 4.55% increase. Non-interest bearing demand deposits increased by $40.84 million, or 4.23%, from $966.49 million to $1.01 billion, while interest-bearing demand, savings and time deposits grew $280.59 million, or 4.60%, from $6.10 billion to $6.38 billion, from December 31, 1999 to September 30, 2000.

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

CAPITAL RESOURCES
-----------------

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 2000, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 11.85% and 13.10%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.35% at September 30, 2000, compared to the required minimum Tier 1 leverage capital ratio of 3%.

The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

RECENT DEVELOPMENTS
-------------------

On October 31, 2000, the Company acquired Texarkana First Financial Corporation ("FFC"), through a merger of FFC into the Company and a merger of FFC's subsidiary savings and loan association into the Bank, in exchange for an aggregate of $37.5 million in cash. FFC, which had approximately $216.0 million in total assets at June 30, 2000, was headquartered in Texarkana, Arkansas and was the parent company for First Federal Saving and Loan Association of Texarkana. The merger is being accounted for as a purchase.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Annual Reports on Form 10-K for the year ended December 31, 1999, of the Company and of First United Bancshares, Inc. ("First United"). First United merged into the Company on August 31, 2000. Management believes that the merger did not result in a material qualitative change in the Company's market risk exposures.


                                 PART II
                            OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
     On October 10, 2000, the Company issued 95,000 shares of its common stock to the sole shareholder of Pittman Insurance and Bonding, Inc. (the "Pittman Agency"), an insurance agency operating in Jackson, Mississippi, in connection with the merger of the Pittman Agency into a subsidiary of the Company. These shares were offered and sold in reliance upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used to accomplish this transaction.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     A special meeting of shareholders of the Company was held on Thursday, August 24, 2000. At this meeting, the Company's shareholders voted on and approved the Agreement and Plan of Merger, dated as of April 16, 2000, and amended as of May 15, 2000, between First United Bancshares, Inc. and the Company, which provided for the merger of First United Bancshares, Inc. with and into the Company. The results of the vote was a follows:

     Votes Cast         Votes Cast          Abstentions/
      in Favor     Against or Withheld       Non Votes
     ----------    -------------------      ------------
     40,671,687          430,681              203,479


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   Exhibits

(3.1)  Restated Articles of Incorporation of the Company  (filed as
       Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2)  Amendment to Restated Articles of Incorporation of the Company
       (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.3)  Bylaws of the Company (filed as Exhibit 3(b) to the Company's
       Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 0-10826) and incorporated herein by reference
(27.1) Financial Data Schedule for the period ended September 30, 2000. (27.2) Restated Financial Data Schedule for the period ended September 30,
       1999.

(b) Reports on Form 8-K

A report on Form 8-K was filed July 24, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

A report on Form 8-K was filed August 31, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BancorpSouth, Inc.
                                        ----------------------------------
                                        (Registrant)

DATE:  November 13, 2000                /S/ L. Nash Allen, Jr.
                                        ----------------------------------
                                        L. Nash Allen, Jr.
                                        Treasurer and
                                        Chief Financial Officer