Form 10-K
period 2000-12-31
BANCORPSOUTH INC
filed 2001-03-30
CIK 701853

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number  1-12991
                        -------
                               BancorpSouth, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Mississippi                                   64-0659571
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     One Mississippi Plaza
      Tupelo, Mississippi                                       38804
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (662) 680-2000
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of Each Exchange on
    Title of Each Class                                   Which Registered
-----------------------------                       ---------------------------
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

(Continued from Cover Page)

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001, was approximately $1,061,000,000 based on the closing sale price as reported on the New York Stock Exchange on such date.

         On January 31, 2001, the registrant had outstanding 84,080,479 shares of Common Stock, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement used in connection with Registrant's Annual Meeting of Shareholders to be held April 24, 2001, are incorporated by reference into Part III of this Report.

                               BANCORPSOUTH, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2000
                                    CONTENTS


PART I

Item      1.     Business..............................................................     4
Item      2.     Properties............................................................    20
Item      3.     Legal Proceedings.....................................................    22
Item      4.     Submission of Matters to a Vote of Security
                 Holders...............................................................    22

PART II

Item      5.     Market for the Registrant's Common Stock and Related
                   Stockholder Matters.................................................    22
Item      6.     Selected Financial Data...............................................    23
Item      7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operation..................................    25
Item      7A.    Quantitative and Qualitative Disclosures About Market Risk............    36
Item      8.     Financial Statements and Supplementary Data...........................    38
Item      9.     Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure..............................    61

PART III

Item     10.    Directors and Executive Officers of the
                  Registrant............................................................   62
Item     11.    Executive Compensation..................................................   63
Item     12.    Security Ownership of Certain Beneficial Owners and Management..........   63
Item     13.    Certain Relationships and Related Transactions..........................   64

PART IV

Item     14.    Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K...................................................   65

PART I
Item 1. - Business

General

         BancorpSouth, Inc. (the "Company") is a bank holding company with commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. Its principal subsidiary is BancorpSouth Bank (the "Bank"). At December 31, 2000, the Company and its subsidiaries had total assets of approximately $9.04 billion and total deposits of approximately $7.48 billion. The Company's principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

Description of Business

         The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 247 offices in 129 municipalities or communities in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank has grown through the acquisition of other banks, the purchase of assets from federal regulators and through the opening of new branches and offices.

         The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates investment services, consumer finance, credit life insurance and insurance agency subsidiaries which engage in investment brokerage services, consumer lending, credit life insurance sales and sales of other insurance products. The Bank's trust department offers a variety of services including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.

         At December 31, 2000, the Company and its subsidiaries had 3,869 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

         The Company is a bank holding company and is registered as such under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act") with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and is subject to regulation and supervision by the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such other information as it may require. The Federal Reserve may also conduct examinations of the Company.

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

         The Company is required to comply with the risk-based capital guidelines established by the FRB, and to other tests relating to capital adequacy which the Federal Reserve adopts from time to time. See Note 19 to the Company's Consolidated Financial Statements included in this Report.

         The Company is a legal entity which is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit of the Company or, with certain exceptions, other affiliates.

         The primary source of funds for dividends paid to the Company's shareholders is dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain written approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank's common stock. Under FDICIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices which the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

         In additions, the Federal Reserve has the authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies, which outlined the Federal Reserve's view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

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

         The federal Gramm-Leach-Bliley Act of 1999 (the "GLBA") was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits bank holding companies to elect to become a "financial holding company," which would expand the powers of the bank holding company. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company's depository subsidiaries must be both well capitalized and well managed, and must have at least a satisfactory rating under the Community Reinvestment Act. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act provisions and the availability of financial holding company powers became effective on March 11, 2000. The GLBA establishes the Federal Reserve as the umbrella regulator of financial holding companies, with subsidiaries of the financial holding company being more specifically regulated by other regulatory authorities, such as the Securities and Exchange Commission ("SEC"), the Commodity Futures Trading Commission and state securities and insurance regulators, based upon the subsidiaries' particular activities. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of the personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act. Management believes that the Company currently meets the requirements to make an election to become a financial holding company under the GLBA.

         The Community Reinvestment Act of 1997 ("CRA") and its implementing regulations are intended to encourage regulated financial institutions to meet the credit need of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2000, the Company had a "satisfactory" CRA rating.

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

         The Bank's investment services subsidiary is a registered adviser under the Investment Advisers Act of 1940 and is regulated by the SEC.

Lending Activities

         The Company's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Company's loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan.

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

         The Bank has had very little exposure as an agricultural lender. Crop production loans have been either fully supported by the collateral and financial strength of the borrower, or else a 90% loan guaranty has been obtained through the Farmers Home Administration on such loans.

Residential Consumer Lending

         A portion of the Bank's lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank's primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank's traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Bank offers construction loans, second mortgage home improvement loans and home equity lines of credit.

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

         In most cases, the Bank will sell its mortgage loans with terms of 15 years or more in the secondary market. The sale to the secondary market allows the Bank to hedge against the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients' demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. After the sale of a loan, the Bank's only involvement is to act as a servicing agent.

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

Non-Residential Consumer Lending

         Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at universities and community colleges in the Bank's market areas. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

         The Bank also issues credit cards solicited on the basis of applications received through referrals from the Bank's branches. The Bank generally has a small portfolio of credit card receivables outstanding. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income ratios, similar to the credit policies applicable to other personal consumer loans. Historically, the Bank believes that its credit card losses have been well below industry norms.

         Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank's primary market areas.

Other Financial Services

         The Bank's consumer finance subsidiaries extend consumer loans to individuals and entities that may not satisfy the Bank's lending standards, and operate in 54 offices located in 52 communities in Mississippi, Tennessee and Alabama.

         The Bank's insurance service subsidiaries serve as agents in the sale of title insurance, commercial lines of insurance, and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee and Alabama.

         The Bank's investment services subsidiary provides brokerage, investment advisory and asset management services, and operates in eight communities in Mississippi, Tennessee and Alabama.

         See Note 20 to the Company's Consolidated Financial Statements included elsewhere in this Report for financial information about each segment of the Company, as defined by generally accepted accounting principles.

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

         In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. Undesirable loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Company's primary market areas, loans dependent on secondary liens as primary collateral, and non-recourse loans. To the extent risks are identified, additional precautions are taken in order to reduce the Company's risk of loss. Commercial loans entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.

         The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank's management and lending officials, on loan review and underwriting policies. Loan status and monitoring is handled through the Bank's Loan Administration Department. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions, and periodic Asset Quality Rating Committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for substandard loans. The results of loan reviews are reported to the Audit Committee of the Company's and the Bank's Board of Directors. This process is an integral element of the Bank's loan program. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

Recent Acquisitions

         On August 31, 2000, First United Bancshares, Inc. ("First United") merged into the Company in a transaction accounted for as a pooling of interests. In connection with that merger, the Company issued 1.125 shares of its common stock in exchange for each outstanding share of First United common stock, or a total of approximately 28,489,225 shares of the Company's common stock. First United was an Arkansas corporation and registered bank holding company headquartered in El Dorado, Arkansas. Through its 11 subsidiary banks and subsidiary trust company, First United conducted a commercial banking, trust and insurance business in 69 offices in portions of Arkansas, Louisiana and Texas. As of June 30, 2000, First United and its subsidiaries had total assets of approximately $2.7 billion and total deposits of approximately $2.2 billion. First United's subsidiary banks were (i) The First National Bank of El Dorado, based in El Dorado, Arkansas, (ii) First National Bank of Magnolia, based in Magnolia, Arkansas, (iii) Merchants and Planters Bank, N.A. of Camden, based in Camden, Arkansas, (iv) The City National Bank of Fort Smith, based in Fort Smith, Arkansas, (v) The Bank of North Arkansas, based in Melbourne, Arkansas,
(vi) FirstBank, based in Texarkana, Texas, (vii) First United Bank, based in Stuttgart, Arkansas, (viii) Fredonia State Bank, based in Nacogdoches, Texas,
(ix) City Bank & Trust of Shreveport, based in Shreveport, Louisiana, (x) Citizens National Bank of Hope, based in Hope, Arkansas, and (xi) First Republic Bank, based in Rayville, Louisiana, and First United's subsidiary trust company was First United Trust Company, N.A., based in El Dorado, Arkansas. Each of these subsidiaries were merged into BancorpSouth Bank on August 31, 2000.

         On October 10, 2000, Kilgore, Seay and Turner, Inc., a general insurance agency based in Jackson, Mississippi, merged into BancorpSouth Insurance Services, Inc., a subsidiary of the Bank, in exchange for cash totaling $2.2 million. The transaction was accounted for as a purchase.

         On October 10, 2000, Pittman Insurance and Bonding, Inc., a general insurance agency based in Jackson, Mississippi, merged into BancorpSouth Insurance Services, Inc., in exchange for 95,000 shares of the Company's common stock and cash totaling $865,000. The transaction was accounted for as a purchase.

         On October 31, 2000, Texarkana First Financial Corporation ("Texarkana First Financial") merged into the Company in exchange for cash totaling $37.5 million. The transaction was accounted for as a purchase. Texarkana First Financial was a Texas corporation and single thrift holding company based in Texarkana, Arkansas. Its subsidiary,

First Federal Savings and Loan Association of Texarkana ("First Federal"), a federally chartered stock savings and loan association, operated through a main office and five branch offices in Texarkana, Ashdown, DeQueen, Hope and Nashville, Arkansas and Texarkana, Texas. First Federal merged into BancorpSouth Bank on October 31, 2000. As of June 30, 2000, Texarkana First Financial and its subsidiary had total assets of approximately $216.0 million and total deposits of approximately $157.6 million.

Selected Statistical Information

         Set forth in this section below is certain selected statistical information relating to the Company's business.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differentials

         See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Revenue" included herein for information regarding the distribution of assets, liabilities and shareholders' equity, and interest rates and interest differentials.


Analysis of Changes in Effective Interest Differential

         See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Interest Revenue" included herein for information regarding the analysis of changes in effective interest differential.

Investment Portfolio

Held-to-Maturity Securities

         The following table shows the amortized cost of held-to-maturity securities at December 31, 2000, 1999 and 1998:

                                                          December 31,
                                        ---------------------------------------------
                                           2000              1999              1998
                                        ----------        ----------        ---------
                                                         (In thousands)
U.S. Treasury securities               $   22,019        $   74,786        $107,039
U.S. Government agency
  securities                               826,353           619,955         441,392
Taxable obligations of states
  and political subdivisions                13,949            11,812          11,275
Tax exempt obligations of states
  and political subdivisions               326,808           324,509         313,788
Other securities                                --                --              --
                                        ----------        ----------        --------

                  TOTAL                 $1,189,129        $1,031,062        $873,494
                                        ==========        ==========        ========


         The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:



                                                              December 31, 2000
                                 -----------------------------------------------------------------------
                                                          U.S.
                                    U.S.               Government            States &                      Weighted
                                  Treasury               Agency             Political          Other        Average
                                 Securities            Securities          Subdivisions      Securities      Yield
                                 ----------            -----------         ------------      ----------    --------
                                                         (Dollars in thousands)
Period to Maturity:
Maturing within
  one year                        $ 4,987               $221,909               $ 65,682          --          6.10%
Maturing after one
  year but within
  five years                       17,032                489,350                186,788          --          6.62%
Maturing after five
  years but within
  ten years                            --                 74,807                 75,874          --          6.98%
Maturing after ten
  years                                --                 40,287                 12,413          --          6.47%
                                  -------               --------               --------        ------


TOTAL                             $22,019               $826,353               $340,757          --
                                  =======               ========               ========        ======

         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

         The following table shows the book value of available-for-sale securities at December 31, 2000, 1999 and 1998:


                                                                      December 31,
                                               ----------------------------------------------------------
                                                 2000                    1999                     1998
                                               --------               ----------               ----------
                                                                    (In thousands)
U.S. Treasury securities                       $ 26,621               $   97,559               $  166,922
U.S. Government agency
  securities                                    689,612                  843,544                  907,766
Taxable obligations of states
  and political subdivisions                      9,601                    8,923                    7,565
Tax exempt obligations of states
  and political subdivisions                     64,521                   74,306                   83,128
Other securities                                 67,045                   56,203                  108,734
                                               --------               ----------               ----------

                  TOTAL                        $857,400               $1,080,535               $1,274,115
                                               ========               ==========               ==========



         The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

                                                                          December 31, 2000
                                --------------------------------------------------------------------------------------------------
                                                          U.S.
                                  U.S.                 Government              State &                                 Weighted
                                Treasury                 Agency               Political               Other             Average
                                Securities             Securities             Subdivisions          Securities           Yield
                                ----------             ----------            -------------         -----------         ---------
                                                                          (Dollars in thousands)
Period to Maturity:
Maturing within
  one year                        $19,238               $ 68,766               $13,205               $ 6,024              6.39%
Maturing after one
  year but within
  five years                        7,383                411,059                26,102                57,365              6.88%
Maturing after five
  years but within
  ten years                            --                144,167                30,665                 2,687              7.09%
Maturing after ten
  years                                --                 65,620                 4,150                   969              7.41%
                                  -------               --------               -------               -------


TOTAL                             $26,621               $689,612               $74,122               $67,045
                                  =======               ========               =======               =======

         The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Securities and Other Earning Assets."

Loan Portfolio

         The Company's loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for the years indicated. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Loans."


                                                                       December 31,
                                ------------------------------------------------------------------------------------------
                                   2000                1999                1998               1997                1996
                                ----------          ----------          ----------          ----------          ----------
                                                                      (In thousands)
Commercial &
  agricultural                  $  757,885          $  712,799          $  721,001          $  662,857          $  573,425
Consumer & installment           1,065,324           1,197,277           1,133,218           1,099,151           1,001,434
Real estate mortgage             4,027,751           3,444,172           2,943,774           2,544,102           2,259,169
Lease financing                    288,884             258,811             211,367             173,245             150,187
Other                               21,238              12,984              26,669              26,242              20,599
                                ----------          ----------          ----------          ----------          ----------

Total gross loans               $6,161,082          $5,626,043          $5,036,029          $4,505,597          $4,004,814
                                ==========          ==========          ==========          ==========          ==========


Maturity Distribution of Loans

         The maturity distribution of the Company's loan portfolio is one factor in management's evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of gross loans of the Company as of December 31, 2000.


                                      One Year                 One to                  After
                                      or Less               Five Years               Five Years
                                     ----------             ------------             ----------
                                                          (In thousands)
Commercial
  & agricultural                     $  405,018               $  313,763               $ 39,104
Consumer & installment                  468,998                  587,043                  9,283
Real estate mortgages                 1,490,532                2,064,437                472,782
Lease financing                          92,415                  184,349                 12,120
Other                                    16,720                    4,095                    423
                                     ----------               ----------               --------

Total gross loans                    $2,473,683               $3,153,687               $533,712
                                     ==========               ==========               ========

Sensitivity of Loans to Changes in Interest Rates

         The interest sensitivity of the Company's loan portfolio is important in the management of effective interest differential. The Company attempts to manage the relationship between the rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest sensitivity of the Company's gross loans as of December 31, 2000.

                                                    December 31, 2000
                                            ---------------------------------
                                              Fixed                  Variable
                                               Rate                    Rate
                                            ---------                --------
                                                     (In thousands)
Loan Portfolio
           Due after one year               $3,444,421               $242,978
                                            ==========               ========

Non-Accrual, Past Due and Restructured Loans


         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The Company's non-performing loans were as follows at the end of each period presented.


                                                                 December 31
                                      -------------------------------------------------------------------
                                        2000           1999           1998           1997           1996
                                      -------        -------        -------        -------        -------
                                                                 (In thousands)
Non-accrual loans                     $15,572        $13,352        $13,406        $ 9,124        $10,649
Loans 90 days or more past due         25,732         17,311         13,120         12,476          9,063
Restructured loans                        879          1,125          1,781          1,975          2,894
                                      -------        -------        -------        -------        -------

Total gross loans                     $42,183        $31,788        $28,307        $23,575        $22,606
                                      =======        =======        =======        =======        =======

         The total amount of interest earned on non-performing loans was approximately $263,000, $212,000 and $228,000 in 2000, 1999 and 1998,
respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $878,000, $626,000 and $612,000 in 2000, 1999 and 1998, respectively.

         Loans considered impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 2000 and 1999 was $14,669,000 and $7,916,000, respectively, with a valuation reserve of $5,639,000 and $2,074,000, respectively. The average recorded investment in impaired loans during 2000 and 1999 was $21,769,000 and $17,620,000, respectively.

         The Company's policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

         In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 2000, no loans were known to be potential problem loans.

         At December 31, 2000, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company's market area.

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

         Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a Loan Loss Reserve Valuation Committee (the "Loan Loss Committee") that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Committee considers estimates of loss for individually analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of the allowance for credit losses. The Committee meets a least quarterly to determine the amount of additions to the allowance for credit losses. The Committee is composed of senior management from the Bank's Loan Administration, Lending and Finance departments. In each period, the Committee bases the allowance for credit losses on its loan classification system as well as an analysis of general economic and business trends in our region and nationally.

         A key input for determining the amount of the allowance for loan losses is the Company's loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual loans. Each loan is assigned a grade by the loan officer at origination that serves as a basis for the credit analysis of the entire portfolio. Periodically, loan officers review the status of each loan and update its grading. The grades assigned by the loan officer are reviewed by an independent Loan Review Department. The Loan Review Department is responsible for reviewing the credit rating and classification of individual loans. The Loan Review Department also assesses trends in the overall portfolio, adherence to internal credit policies and Loan Administration procedures and other factors that may affect the overall adequacy of the allowance for credit losses. Throughout this on-going process, management and the Loan Loss Committee are advised of the condition of individual loans and of the quality profile of the entire loan portfolio for consideration in establishing the allowance for credit losses.

         Any loan or portion thereof which is classified as "loss" by regulatory examiners or which is determined by management to be uncollectible because of such factors as the borrower's failure to pay interest or principal, the borrower's financial condition, economic conditions in the borrower's industry, or the inadequacy of underlying collateral, is charged off.

         The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the risks of losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans and economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The breakdown of the allowance by loan category is based in part on evaluations of specific loans' past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any losses.

         The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:


                                  2000                 1999                 1998                 1997                 1996
                           ------------------  -------------------   -------------------   ------------------   ------------------
                           ALLOW-              ALLOW-                ALLOW-                ALLOW-                ALLOW-
                           ANCE        % OF     ANCE        % OF      ANCE        % OF      ANCE       % OF       ANCE      % OF
                            FOR      LOANS TO    FOR      LOANS TO    FOR       LOANS TO    FOR      LOANS TO     FOR     LOANS TO
                           CREDIT      TOTAL   CREDIT       TOTAL    CREDIT      TOTAL     CREDIT     TOTAL      CREDIT     TOTAL
                            LOSS       LOANS    LOSS        LOANS     LOSS       LOANS      LOSS       LOANS      LOSS      LOANS
                           -------   --------- -------    ---------  ------     --------   -------   --------    ------   --------
                                                                 (Dollars in thousands)
Commercial
  & agricultural           $12,259   12.30%    $11,127     12.67%    $ 7,840     14.32%    $ 8,015     14.71%    $ 8,454    14.32%

Consumer
  & installment             23,702   17.29%     22,231     21.28%     21,421     22.50%     19,187     24.40%     15,773    25.01%

Real estate
  mortgage                  37,279   65.38%     32,897     61.22%     28,887     58.45%     25,508     56.47%     25,271    56.42%

Lease financing              3,290    4.69%      3,196      4.60%      2,802      4.20%      2,592      3.85%      2,070     3.75%

Other                        5,200    0.34%      4,781      0.23%      7,435      0.53%      6,630      0.58%      5,089     0.51%
                           -------  ------     -------    ------     -------    ------     -------    ------     -------  -------
     TOTAL                 $81,730  100.00%    $74,232    100.00%    $68,385    100.00%    $61,932    100.01%    $56,657   100.01%
                           =======  ======     =======    ======     =======    ======     =======    ======     =======  =======

         The following table sets forth certain information with respect to the Company's loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 2000. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses and Allowance for Credit Losses."

                                  2000             1999           1998            1997            1996
                               -----------     -----------    -----------     -----------     -----------
                                                         (Dollars in thousands)
LOANS
Average loans for the period   $ 5,791,569     $ 5,211,539    $ 4,710,847     $ 4,155,013     $ 3,788,681
                               ===========     ===========    ===========     ===========     ===========

ALLOWANCE FOR CREDIT
  LOSSES
Balance, beginning
  of period                    $    74,232     $    68,385    $    61,932     $    56,657          54,058
Loans charged off:
Commercial & agricultural           (5,974)         (2,565)        (4,504)         (2,753)         (2,936)
Consumer & installment             (14,203)        (12,007)       (11,793)        (10,652)        (10,088)
Real estate mortgage                (4,082)         (1,936)        (2,745)         (2,379)         (1,766)
Lease financing                       (347)            (94)           (75)            (50)            (30)
                               -----------     -----------    -----------     -----------     -----------
Total loans charged off            (24,606)        (16,602)       (19,117)        (15,834)        (14,820)
                               -----------     -----------    -----------     -----------     -----------

Recoveries:
Commercial & agricultural            1,843             833          1,408           1,632           1,491
Consumer & installment               2,443           2,411          3,120           2,140           2,561
Real estate mortgage                   646             334            560             576             504
Lease financing                         40              59             20              57               5
                               -----------     -----------    -----------     -----------     -----------
Total recoveries                     4,972           3,637          5,108           4,405           4,561
                               -----------     -----------    -----------     -----------     -----------

Net charge-offs                    (19,634)        (12,965)       (14,009)        (11,429)        (10,259)
Provision charged to
  operating expense                 26,166          17,812         19,310          15,682          11,643
Acquisitions                           966           1,000          1,152           1,022           1,215
                               -----------     -----------    -----------     -----------     -----------
Balance, end of period         $    81,730     $    74,232    $    68,385     $    61,932     $    56,657
                               ===========     ===========    ===========     ===========     ===========

RATIOS
Net charge-offs to
  average loans                       0.34%           0.25%          0.30%           0.28%           0.27%
                               ===========     ===========    ===========     ===========     ===========

Deposits

         Deposits represent the principal source of funds for the Company. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company's assessment of the stability of its funds sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits."

         The following table shows the classification of deposits on an average basis for the three years ended December 31, 2000.

                                                      Year Ended December 31
                        --------------------------------------------------------------------------------
                                   2000                        1999                       1998
                        --------------------------------------------------------------------------------
                         Average        Average       Average       Average      Average        Average
                          Amount          Rate        Amount          Rate        Amount         Rate
                         -------        -------       -------       -------      -------        -------
                                                      (Dollars in thousands)
Non-interest bearing
  demand deposits       $  967,823         --       $  934,169          --       $  861,421         --

Interest bearing
  demand deposits        1,672,466       3.24%       1,585,545        2.86%       1,454,694       2.99%

Savings deposits           874,707       4.45%         956,056        3.78%         844,557       3.96%

Time deposits            3,758,003       5.78%       3,376,833        5.19%       3,280,353       5.50%
                        ----------                  ----------                   ----------

    Total deposits      $7,272,999                  $6,852,603                   $6,441,025
                        ==========                  ==========                   ==========



         Time deposits of $100,000 and over, including certificates of deposits of $100,000 and over, at December 31, 2000, had maturities as follows:


                                                               DECEMBER 31, 2000
                                                               -----------------
                                                                 (In thousands)
         Three months or less                                     $  419,661
         Over three months through six months                        249,110
         Over six months through twelve months                       436,201
         Over twelve months                                          282,554
                                                                  ----------
                   TOTAL                                          $1,387,526
                                                                  ==========


Return on Equity and Assets

         Return on average equity, return on average assets and dividend payout ratios based on net income for the three years ended December 31, 2000, are presented below:


                                                                         Year Ended December 31,
                                                           -----------------------------------------------
                                                            2000                 1999                1998
                                                            -----                -----               ----
                           Return on average equity          9.76%               13.89%              12.95%
                           Return on average assets          0.85                 1.26                1.16
                           Dividend payout ratio            60.23                41.18               43.69

         The Company's average equity as a percentage of average assets was 8.70%, 9.06% and 9.00% for 2000, 1999 and 1998, respectively. In 2000, the
Company's return on average equity (which is calculated by dividing net income by average shareholders' equity) and return on average assets (which is calculated by dividing net income by average total assets) decreased, and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) increased primarily due to significant restructuring, merger-related and other charges incurred during 2000 in connection with the merger of First United Bancshares, Inc. into the Company on August 31, 2000. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary."


Short-Term Borrowings

         The Company uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank advances.

         The following table sets forth, for the periods indicated, certain information about short-term borrowings and the components thereof:



                                                     DECEMBER 31           DAILY AVERAGE              MAXIMUM
                                                --------------------   ---------------------        OUTSTANDING
                                                            INTEREST                INTEREST           AT ANY
                                                 BALANCE      RATE       BALANCE      RATE           MONTH END
                                                --------    --------   -----------  --------        ------------
                                                                     (Dollars in thousands)
 2000:
Federal funds purchased                         $     --       --      $   29,859        6.3%        $   71,500
Flexible repurchase agreements                   198,925      5.6%         25,804        5.7%           202,300
Securities sold under repurchase agreements      304,502      5.6%        253,152        5.3%           304,502
Short-term Federal Home Loan Bank advances            --       --         136,792        6.8%           570,000
                                                --------               ----------                    ----------
    Total                                       $503,427               $  445,607                    $1,148,302
                                                ========               ==========                    ==========

 1999:
Federal funds purchased                         $ 20,100      4.6%     $   19,589        4.9%        $   23,600
Securities sold under repurchase agreements      237,327      4.2%        114,121        6.5%           237,327
Short-term Federal Home Loan Bank advances        89,000      6.0%         57,922        5.5%           115,000
                                                --------               ----------                    ----------
    Total                                       $346,427               $  191,632                    $  375,927
                                                ========               ==========                    ==========

 1998:
Federal funds purchased                         $  9,075      5.0%     $    9,656        5.1%        $   22,790
Securities sold under repurchase agreements      134,347      4.7%        110,033        4.9%           125,267
Short-term Federal Home Loan Bank advances         1,046      5.1%          1,098        5.5%             1,322
                                                --------               ----------                    ----------
    Total                                       $144,468               $  120,787     $   51         $  149,379
                                                ========               ==========                    ==========



         Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of the sale. At December 31, 2000, the Bank has established informal federal funds borrowing lines of credit aggregating $1.49 billion.

         The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the borrower's first mortgage collateral or 35% of the borrower's assets.

Item 2. - Properties

         The physical properties of the Company are held by its subsidiaries as follows:

         a. BancorpSouth Bank - The main office is located at One Mississippi Plaza in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 80% of the rentable space, with the remainder leased to various unaffiliated tenants.

                  The Bank owns 208 of its 236 branch banking facilities. The remaining 28 branch banking facilities are occupied under leases with unexpired terms ranging from one to seven years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

                  The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

         b. Personal Finance Corporation - This wholly-owned subsidiary of the Bank occupies 45 leased offices, with the unexpired terms varying in length from one to five years. The average size of these leased offices is approximately 1,000 square feet. All of these premises are considered to be in good condition.

         c. BancorpSouth Insurance Services, Inc. - This wholly-owned subsidiary of the Bank owns seven of the nine offices it occupies. It leases two offices that have unexpired terms varying in length from one to three years.

Item 3. - Legal Proceedings

         The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, after consultation with outside legal counsel, the outcome of these actions should not have a material adverse effect on the financial condition and results of operations of the Company and its subsidiaries, taken as a whole.

Item 4. - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Company

         For information regarding executive officers of the Company, see "Item
10. - Directors and Executive Officers of the Registrant" in this Report.


PART II

Item 5. - Market for the Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock


         The common stock of the Company trades on the New York Stock Exchange under the symbol "BXS." The following table sets forth, for the periods indicated, the range of sale prices of the Company's common stock as reported on the New York Stock Exchange.

                                       High                  Low
                                    -----------           -----------
2000          Fourth                  $ 14.88               $ 11.88
              Third                     15.31                 13.81
              Second                    17.25                 14.00
              First                     16.63                 14.00

1999          Fourth                  $ 17.50               $ 16.31
              Third                     19.38                 15.38
              Second                    19.13                 15.81
              First                     19.44                 15.75

Holders of Record

         As of February 28, 2001, there were 10,348 shareholders of record of the Company's common stock.

Dividends

         The Company declared cash dividends totaling $0.53 per share during 2000, $0.49 during 1999 and $0.45 during 1998. Future dividends, if any, will vary depending on the Company's profitability, anticipated capital requirements and applicable federal and state regulations. See "Item 1. - Business - Regulation and Supervision" and Note 15 to the Company's Consolidated Financial Statements included elsewhere in this Report.

Item 6. - Selected Financial Data

SELECTED FINANCIAL INFORMATION (UNAUDITED)


                                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------------------
                                       2000              1999              1998              1997              1996
                                    ----------        ----------        ----------        ----------        ----------
Earnings Summary:                                       (Dollars in thousands, except per share amounts)
Interest revenue                    $  674,035        $  596,670        $  574,414        $  523,770        $  476,862
Interest expense                       346,883           280,150           277,104           246,945           222,806
                                    ----------        ----------        ----------        ----------        ----------
Net interest revenue                   327,152           316,520           297,310           276,825           254,056
Provision for credit losses             26,166            17,812            19,310            15,682            11,643
                                    ----------        ----------        ----------        ----------        ----------
Net interest revenue, after
  provision for credit losses          300,986           298,708           278,000           261,143           242,413
Other revenue                           85,578           100,321            85,418            77,835            71,388
Other expense                          274,227           251,882           232,928           225,199           198,360
                                    ----------        ----------        ----------        ----------        ----------
Income before income taxes             112,337           147,147           130,490           113,779           115,441
Income tax expense                      37,941            44,736            42,249            34,141            37,031
                                    ----------        ----------        ----------        ----------        ----------
Net income                          $   74,396        $  102,411        $   88,241        $   79,638        $   78,410
                                    ==========        ==========        ==========        ==========        ==========

Per Share Data:
Net income: Basic                   $     0.88        $     1.20        $     1.04        $     0.96        $     0.98
            Diluted                       0.88              1.19              1.03              0.96              0.98
Cash dividends                            0.53              0.49              0.45              0.395             0.35
Book value                                9.40              8.84              8.44              7.72              7.08

Balance Sheet - Year End Balances:
Total assets                        $9,044,034        $8,441,697        $7,899,655        $7,207,205        $6,398,872
Total securities                     2,046,529         2,111,597         2,147,609         2,032,644         1,793,779
Loans, net of unearned discount      6,095,315         5,541,961         4,935,668         4,400,643         3,909,003
Total deposits                       7,480,920         7,066,645         6,720,906         6,102,882         5,553,941
Total shareholders' equity             789,576           757,111           723,162           639,012           566,183
Selected Ratios:
Return on average assets                  0.85%             1.26%             1.16%             1.17%             1.27%
Return on average equity                  9.76%            13.89%            12.95%            12.97%            14.78%

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                                     QUARTER ENDED
                                                 -------------------------------------------------------
                                                  Mar 31         Jun 30         Sept 30         Dec 31
--------------------------------------------------------------------------------------------------------
2000                                                      (In thousands, except per share amounts)
Interest revenue                                 $158,729       $163,586       $173,325       $178,395
Net interest revenue                               81,328         82,458         80,567         82,799
Provision for credit losses                         4,615          5,398         10,656          5,497
Income before income taxes                         39,267         38,510         16,871         17,689
Net income                                         26,645         25,984          9,492         12,275
Earnings per share: Basic                            0.31           0.31           0.11           0.15
                    Diluted                          0.31           0.31           0.11           0.15
Dividends per share                                  0.13           0.13           0.13           0.14
--------------------------------------------------------------------------------------------------------
1999
Interest revenue                                 $143,449       $145,545       $149,685       $157,991
Net interest revenue                               76,234         77,694         79,505         83,087
Provision for credit losses                         3,751          4,094          4,798          5,169
Income before income taxes                         35,130         36,304         38,902         36,811
Net income                                         24,988         24,832         26,172         26,419
Earnings per share: Basic                            0.29           0.29           0.31           0.31
                    Diluted                          0.29           0.29           0.30           0.31
Dividends per share                                  0.12           0.12           0.12           0.13
--------------------------------------------------------------------------------------------------------
1998
Interest revenue                                 $140,201       $144,411       $145,429       $144,373
Net interest revenue                               72,957         74,481         74,986         74,886
Provision for credit losses                         4,048          4,793          5,602          4,867
Income before income taxes                         34,451         34,732         33,300         28,007
Net income                                         23,619         23,570         21,799         19,253
Earnings per share: Basic                            0.28           0.28           0.26           0.23
                    Diluted                          0.28           0.28           0.25           0.22
Dividends per share                                  0.11           0.11           0.11           0.12

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a bank holding company headquartered in Tupelo, Mississippi. The Bank, the Company's banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit life insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

         The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the Consolidated Financial Statements and Notes thereto presented elsewhere in this Report.

         On August 31, 2000, First United Bancshares, Inc. merged into the Company in a transaction accounted for as a pooling of interests. All prior period financial information has been restated as if this merger had been in effect for all periods presented. For additional information about this merger, refer to Note 3 to the Consolidated Financial Statements included elsewhere in this Report.

THREE YEARS ENDED DECEMBER 31, 2000
RESULTS OF OPERATIONS
SUMMARY

         The table below summarizes the Company's net income, return on average assets and return on average equity for the years ended December 31, 2000, 1999 and 1998. The table also summarizes certain restructuring, merger-related and other charges, and presents the Company's results of operations for 2000, 1999 and 1998 excluding these charges.


(Dollars in thousands, except per share amounts)                   2000          1999          1998
                                                                 --------      --------      --------
AS REPORTED:
Net income                                                       $ 74,396      $102,411      $ 88,241
Net income per share:  Basic                                     $   0.88      $   1.20      $   1.04
                       Diluted                                   $   0.88      $   1.19      $   1.03
Return on average assets                                             0.85%         1.26%         1.16%
Return on average equity                                             9.76%        13.89%        12.95%

RESTRUCTURING, MERGER-RELATED AND OTHER CHARGES (NET OF TAX):
Securities losses related to restructuring of
   acquired securities portfolio                                 $  9,685      $     --      $     --
Merger-related charges                                              7,445           976         3,095
Provision for credit losses                                         3,770            --            --
Other charges                                                       1,605            --         1,380
                                                                 --------      --------      --------
    Total                                                        $ 22,505      $    976      $  4,475
Per share:
    Basic                                                        $   0.27      $   0.01      $   0.05
    Diluted                                                      $   0.26      $   0.01      $   0.05

EXCLUDING RESTRUCTURING, MERGER-RELATED AND OTHER CHARGES:
Net income                                                       $ 96,901      $103,387      $ 92,716
Net income per share: Basic                                      $   1.15      $   1.21      $   1.09
                      Diluted                                    $   1.14      $   1.20      $   1.08
Return on average assets                                             1.11%         1.27%         1.23%
Return on average equity                                            12.72%        13.99%        13.61%


NET INTEREST REVENUE

         Net interest revenue increased 3.3% to $339.2 million in 2000 from $328.4 million in 1999, which represented an increase of 6.6% from $308.2 million in 1998. Net interest revenue is the difference between interest revenue earned from earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company's long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to fully taxable equivalent amounts, using an effective tax rate of 35%.

         Interest income increased 12.7% to $686.1 million in 2000 from $608.6 million in 1999, which represented an increase of 4.0% from $585.3 million in 1998. The increase in interest income during 2000 was attributable to a 7.6% increase in average interest earning assets to $8.2 billion in 2000, and an increase in the yield of those assets of 38 basis points to 8.38% in 2000. The increase in interest income during 1999 was attributable to a 7.3% increase in average interest earning assets to $7.6 billion during 1999, which was partially offset by a decrease in the yield of those assets of 25 basis points to 8.00% in 1999.

         Interest expense increased 23.8% to $346.9 million in 2000 from $280.2 million in 1999, which represented an increase of 1.1% from $277.1 million in 1998. The increase in interest expense during 2000 was attributable to an 8.6% increase in average interest bearing liabilities to $6.9 billion in 2000, and an increase in the average rate paid on those liabilities of 61 basis points to 5.01% in 2000. The increase in interest expense during 1999 was attributable to a 7.4% increase in average interest bearing liabilities to $6.4 billion in 1999, which was partially offset by a decrease in the average rate paid on those liabilities of 27 basis points to 4.40% in 1999.

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

         Net interest margin for 2000 was 4.14%, a decline of 18 basis points from 4.32% for 1999, which represented a decline of three basis points from 4.35% for 1998. Net interest rate spread for 2000 was 3.37%, a decline of 23 basis points from 3.60% for 1999, which represented an increase of two basis points from 3.58% for 1998. The decline in net interest margin and net interest rate spread in 2000 was due to the significant increase in funding cost which was not offset by the smaller increase in asset yield.

         The Company experienced significant growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2000. Average interest earning assets increased 7.6% during 2000, 7.3% during 1999 and 12.1% during 1998, due to increases in the Company's loan and securities portfolios. Average interest bearing liabilities increased 8.6% during 2000, 7.4% during 1999 and 12.5% during 1998, due to increases in the Company's deposits and short-term borrowings.

         The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2000. Each of the measures is reported on a fully-taxable equivalent basis.

                                              2000                            1999                            1998
                             ----------------------------   ------------------------------   ------------------------------
(Taxable equivalent basis)    Average               Yield/     Average               Yield/    Average              Yield/
                              Balance     Interest   Rate      Balance    Interest    Rate     Balance    Interest    Rate
                             --------     --------   ----    ---------    --------    ----    ---------   --------    ----
ASSETS                                                         (Dollars in thousands)
Loans (net of unearned
  income)(1)(2)              $5,791,569   $527,618   9.11%  $5,211,539    $459,593    8.82%  $4,710,847   $434,812    9.23%
Mortgages held for sale          39,461      3,111   7.88%      51,602       3,638    7.05%      52,581      3,470    6.60%
Held to maturity
  securities:
  Taxable                       796,125     49,086   6.17%     670,051      39,007    5.82%     665,219     38,908    5.85%
  Non-taxable(3)                325,027     24,108   7.42%     315,206      23,072    7.32%     280,558     21,236    7.57%
Available-for-sale
  securities:
  Taxable                     1,040,875     68,740   6.60%   1,108,558      67,939    6.13%   1,108,293     70,123    6.33%
  Non-taxable(4)                 73,829      6,011   8.14%      88,364       7,163    8.11%      87,929      6,724    7.65%
Federal funds sold and
  short term investments        119,752      7,440   6.21%     162,578       8,135    5.00%     187,735     10,037    5.35%
                             ----------   --------   ----   ----------    --------   -----   ----------   --------    ----
  Total interest earning
    assets and revenue        8,186,638    686,114   8.38%   7,607,898     608,547    8.00%   7,093,162    585,310    8.25%
Other assets                    646,878                        604,718                          547,420
Less: allowance for
      credit losses             (77,042)                       (73,420)                         (65,712)
                             ----------                      ---------                        ----------

    Total                    $8,756,474                     $8,139,196                       $7,574,870
                             ==========                     ==========                       ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Demand - interest bearing  $1,672,466   $ 54,226   3.24%  $1,585,545     $45,380    2.86%  $1,454,694   $ 43,528    2.99%
  Savings                       874,707     38,947   4.45%     956,056      36,145    3.78%     844,557     33,453    3.96%
  Time                        3,758,003    217,191   5.78%   3,376,833     175,229    5.19%   3,280,353    180,324    5.50%
Federal funds purchased,
  securities sold under
  repurchase agreements and
  other short-term
  borrowings(5)                 454,089     26,742   5.89%     270,185      13,748    5.09%     157,773      9,216    5.84%
Long-term debt                  164,683      9,776   5.94%     185,632       9,652    5.20%     199,205     10,584    5.31%
                             ----------   --------          ----------    --------           ----------   --------
  Total interest bearing
    liabilities and expense   6,923,948    346,882   5.01%   6,374,251     280,154    4.40%   5,936,582    277,105    4.67%
Demand deposits -
  non-interest bearing          967,823                        934,169                          861,421
Other liabilities               102,819                         93,250                           95,384
                             ----------                     ----------                        ----------
  Total liabilities           7,994,590                      7,401,670                        6,893,387
Shareholders' equity            761,884                        737,526                          681,483
                             ----------                     ----------                       ----------

  Total                      $8,756,474                     $8,139,196                       $7,574,870
                             ==========                     ==========                       ==========
Net interest revenue                      $339,232                        $328,393                        $308,205
                                          ========                        ========                        ========
Net interest margin                                  4.14%                            4.32%                          4.35%
Net interest rate spread                             3.37%                            3.60%                          3.58%
Interest bearing liabilities to
   interest earning assets                          84.58%                           83.78%                         83.69%

-------------

(1) Includes taxable equivalent adjustment of $1,538,000, $1,293,000 and $1,110,000 in 2000, 1999 and 1998, respectively, using an effective tax rate of 35%.

(2)      Non-accrual loans are immaterial for each of the years presented.

(3) Includes taxable equivalent adjustments of $8,438,000, $8,092,000 and $7,433,000 in 2000, 1999 and 1998, respectively, using an effective tax rate of 35%.

(4) Includes taxable equivalent adjustment of $2,103,000, $2,492,000 and $2,353,000 in 2000, 1999 and 1998, respectively, using an effective tax rate of 35%.

(5) Interest expense includes interest paid on liabilities not included in averages.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table that follows presents an analysis of rate and volume change in net interest revenue from 1999 to 2000 and from 1998 to 1999. Changes that are not solely due to volume or rate have been allocated to volume.

                                          2000 OVER 1999 -- INCREASE     1999 OVER 1998 -- INCREASE
                                                  (DECREASE)                     (DECREASE)
                                         ----------------------------   ----------------------------
(TAXABLE EQUIVALENT BASIS)               VOLUME      RATE      TOTAL    VOLUME      RATE      TOTAL
--------------------------               -------   --------   -------   -------   --------   -------
INTEREST REVENUE
Loans (net of unearned income).........  $52,841   $ 15,184   $68,025   $44,155   $(19,374)  $24,781
Mortgages held for sale................     (957)       430      (527)      (69)       237       168
Held to maturity securities:
  Taxable..............................    7,773      2,306    10,079       281       (182)       99
  Non-taxable..........................      728        308     1,036     2,536       (700)    1,836
Available-for-sale securities:
  Taxable..............................   (4,470)     5,271       801        16     (2,200)   (2,184)
  Non-taxable..........................   (1,183)        31    (1,152)       35        404       439
Federal funds sold and short term
  investments..........................   (2,661)     1,966      (695)   (1,259)      (643)   (1,902)
                                         -------   --------   -------   -------   --------   -------
          Total........................   52,071     25,496    77,567    45,695    (22,458)   23,237
                                         -------   --------   -------   -------   --------   -------
INTEREST EXPENSE
  Demand -- interest bearing...........    2,818      6,028     8,846     3,745     (1,893)    1,852
  Savings..............................   (3,622)     6,424     2,802     4,215     (1,523)    2,692
  Time.................................   22,029     19,933    41,962     5,006    (10,101)   (5,095)
Federal funds purchased, securities
  sold under repurchase agreements and
  other short-term borrowings..........   10,830      2,164    12,994     5,720     (1,188)    4,532
Long-term debt.........................   (1,244)     1,368       124      (706)      (226)     (932)
                                         -------   --------   -------   -------   --------   -------
          Total........................   30,811     35,917    66,728    17,980    (14,931)    3,049
                                         -------   --------   -------   -------   --------   -------
Increase (decrease) in effective
  interest differential................  $21,260   $(10,421)  $10,839   $27,715   $ (7,527)  $20,188
                                         =======   ========   =======   =======   ========   =======

INTEREST RATE SENSITIVITY

         The interest sensitivity gap is the difference between the maturity or repricing scheduling of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table sets forth the Company's interest rate sensitivity at December 31, 2000.

                                                                       INTEREST RATE SENSITIVITY
                                                                         MATURING OR REPRICING
                                                  ---------------------------------------------------------------------
                                                                       91 DAYS            OVER 1
                                                     0 TO 90              TO              YEAR TO            OVER
                                                       DAYS             1 YEAR            5 YEARS           5 YEARS
                                                  ---------------   ---------------    --------------    --------------
                                                                             (IN THOUSANDS)
Interest earning assets:
Interest bearing deposits with banks              $       11,687    $           --     $          --     $          --
Federal funds sold & repurchase agreements               212,925                --                --                --
Held-to-maturity securities                              102,383           190,195           692,950           203,601
Available-for-sale securities                             52,490            54,746           497,395           252,769
Loans, net of unearned discount                        2,098,956           588,806         2,879,638           527,915
Mortgages held for sale                                   27,820                --                --                --
                                                  --------------    --------------     -------------     -------------
  Total interest earning assets                        2,506,261           833,747         4,069,983           984,285
                                                  --------------    --------------     -------------     -------------
Interest bearing liabilities:
Interest bearing demand deposits & savings               535,488           294,389         1,180,872           596,120
Time deposits                                            879,972         1,843,294         1,137,980             2,997
Federal funds purchased & securities
  sold under repurchase agreements                       503,427                --                --                --
Long-term debt                                               109            10,084             5,528           136,328
Other                                                        821               144               547             1,022
                                                  --------------    --------------     -------------     -------------
  Total interest bearing liabilities                   1,919,817         2,147,911         2,324,927           736,467
                                                  --------------    --------------     -------------     -------------
Interest rate sensitivity gap                     $      586,444    $   (1,314,164)    $   1,745,056     $     247,818
                                                  ==============    ==============     =============     =============
Cumulative interest sensitivity gap               $      586,444    $     (727,720)    $   1,017,336     $   1,265,154
                                                  ==============    ==============     =============     =============

         In the event interest rates decline after 2000, based on this interest rate sensitivity gap, it is likely that the Company would experience a slightly positive effect on net interest income in the following one year period, as the cost of funds will decrease at a more rapid rate than interest income on interest earning assets. Conversely, in periods of increasing interest rates, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest income. It should be noted that the balances shown in the table above are for a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.

PROVISIONS FOR CREDIT LOSSES AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each year is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. See "Item 1. - Business."

         When determining the adequacy of the allowance for credit losses, management considers changes in the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing economic conditions. The allowance for credit losses for commercial loans is based principally upon the Company's loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the relevant loan officer, which serves as a basis for the credit analysis of the entire portfolio. The grade assigned considers the borrower's creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide an additional level of review. The loss factors assigned to each classification are based upon the attributes (loan to collateral values, borrower creditworthiness, etc.) of the loans typically assigned to each grade. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as deemed appropriate. The allowance for credit losses for the consumer loan portfolio is based upon delinquencies and historic loss rates. The overall allowance includes a component representing the results of other analyses intended to insure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

         The provision for credit losses, the allowance for credit losses as a percentage of loans outstanding at the end of 2000, 1999 and 1998 and net charge-offs for those years are shown in the following table:

                                                      2000              1999              1998
                                                  --------------    --------------    --------------
                                                               (DOLLARS IN THOUSANDS)
Provision for credit losses                          $26,166           $17,812           $19,310
Allowance for credit losses as
  a percentage of loans
  outstanding at year end                               1.34%             1.34%             1.39%
Net charge-offs                                      $19,634           $12,965           $14,009
Net charge-offs as a percentage
  of average loans                                      0.34%             0.25%             0.30%

         The provision for credit losses for 2000 increased 46.9% from the provision for 1999 and reflects a one-time charge of $6.1 million made to provide for probable losses in the loan portfolio acquired in the merger with First United Bancshares, Inc., and to reflect differences in underwriting standards at the acquired company. In part, these differences in underwriting standards also led to a 51.4% increase in net charge-offs during 2000 and increases in internal credit ratings and classifications of the Company's overall loan portfolio at December 31, 2000. The provision for credit losses for 1999 decreased 7.8% from the provision for 1998, principally as result of a 7.5% decrease in net charge-offs during 1999. In all years presented, increases in consumer based loans were the principal contributors to the higher levels of net charge-offs.

OTHER REVENUE

         The components of other revenue for the years ended December 31, 2000, 1999 and 1998 and the percentage change from the prior year are shown in the following table:


                                                2000                            1999                             1998
                                    ----------------------------    -----------------------------    ----------------------------
                                       AMOUNT         % CHANGE         AMOUNT          % CHANGE         AMOUNT         % CHANGE
                                    -------------     ---------     -------------     ----------     -------------     ---------
                                                                       (DOLLARS IN THOUSANDS)
Mortgage lending                    $      10,874         -40.5%    $      18,289          +32.4%    $      13,816         +74.6%
Service charges                            40,472         +10.9            36,503           +7.9            33,835          +4.3
Life insurance premiums                     4,300          +8.2             3,975           +8.8             3,655          -3.1
Trust income                                6,700          +4.7             6,400           +9.6             5,841          +5.7
Securities gains (losses), net            (15,632)         N/M              4,416         +224.0             1,363          -1.4
Insurance commissions                      16,034         +18.1            13,573           +8.8            12,475         +22.5
Other                                      22,830         +33.0            17,165          +18.9            14,433         -13.2
                                    -------------                   -------------                    -------------

Total other revenue                 $      85,578         -14.7%    $     100,321          +17.4%    $      85,418          +9.7%
                                    =============                   =============                    =============

         Mortgage lending revenue consists principally of revenue generated by originating loans and by servicing loans for others. The origination process, which includes secondary marketing of loans originated, produced revenue of $8,183,000, $11,256,000 and $13,724,000 for 2000, 1999 and 1998, respectively.
Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The servicing process includes the actual servicing of loans and the recognition of changes in the valuation of capitalized mortgage servicing rights. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The servicing process generated revenue of $2,691,000 in 2000, $7,034,000 in 1999 and $92,000 in 1998. The
fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized mortgage servicing rights. Lower mortgage rates in 2000 resulted in impairment expense of $1.0 million. Rising mortgage interest rates during 1999 resulted in the recovery of $3.3 million during 1999 of previously recorded impairment. This compares to the recognition of $4.1 million in impairment expense during 1998. The following table presents the principal amount of mortgage loans serviced at December 31, 2000, 1999 and 1998 and the percentage change from the previous year end.

                                             2000                         1999                           1998
                                    -----------------------       -----------------------      ------------------------
                                     AMOUNT       % CHANGE        AMOUNT         % CHANGE       AMOUNT         % CHANGE
                                    -------       ---------       -------        --------      ---------       --------
                                                                   (DOLLARS IN MILLIONS)
Mortgage loans serviced             $2,217.0          +6.3%       $2,085.2          +13.6%     $1,836.0           +25.9%

         Service charges on deposit accounts increased in 2000, 1999 and 1998 because of higher volumes of items processed as a result of greater economic activity, growth in the number of deposit accounts and rate increases. Life insurance premium revenue increased 8.2% in 2000 and 8.8% in 1999, as compared to a decline 3.1% during 1998. Trust income increased 4.7% in 2000, 9.6% in 1999 and 5.7% in 1998, as a result of increases in the number of trust accounts and the value of assets under care (either managed or in custody). In 2000, the Company restructured the securities portfolio acquired through the August 31, 2000 merger with First United Bancshares, Inc. by selling approximately $680 million of securities and reinvesting the net proceeds in higher yielding securities, which resulted in securities losses of $15.7 million in 2000. In 1999, the Company established a charitable foundation and contributed appreciated equity securities to initially fund the foundation. This transaction resulted in one-time securities gains of approximately $4.14 million, which are reflected in the results for 1999. Revenue from insurance commissions grew steadily during 2000, 1999 and 1998, as the Company continued to expand those products and services. The increases in the other component of other revenue in 2000 and 1999 were primarily attributable to fees generated from brokerage and annuity sales, as well as increased analysis charges and debit card net interchange.

OTHER EXPENSE

         The components of other expense for the years ended December 31, 2000, 1999 and 1998 and the percentage change from the prior year are shown in the following table.


                                                  2000                             1999                            1998
                                       -----------------------------    ----------------------------    --------------------------
                                          AMOUNT          % CHANGE         AMOUNT         % CHANGE         AMOUNT        % CHANGE
                                       -------------      ---------     -------------     ---------     -------------    ---------
                                                                           (DOLLARS IN THOUSANDS)
Salaries and employee benefits         $     133,855           +7.3%    $     124,750          +9.0%    $     114,443         -3.0%
Occupancy, net                                18,343           +8.4            16,918          +7.5            15,736         -1.7
Equipment                                     24,137          +11.7            21,618          +7.5            20,103         +5.6
Telecommunications                             7,234           +1.9             7,096         +18.5             5,987        +42.7
Merger-related                                 9,215         +656.6             1,218         -65.9             3,577       +574.9
Other                                         81,443           +1.4            80,282          +9.9            73,082         +8.3
                                       -------------                    -------------                   -------------
Total other expense                    $     274,227           +8.9%    $     251,882          +8.1%    $     232,928         +3.4%
                                       =============                    =============                   =============

          Salaries and employee benefits expense for 2000, 1999 and 1998 included increases in salaries and employee benefits due to incentive payments and salary increases, increases in the cost of employee heath care benefits and the hiring of employees to staff the banking locations added during those years; however, salaries and employee benefits expense for all three years were impacted by changes in stock appreciation rights (SARs) expense, which is included in salaries and employee benefits expense. The Company previously granted SARs to certain of its employees, which requires the Company to recognize an expense in the event of an increase in the market price of the Company's common stock or a reduction of expense in the event of a decline in the market price of the Company's common stock. In 2000, the Company's common stock price declined by approximately 25.3%, in 1999 the Company's common stock price declined by approximately 9.9% and in 1998 the Company's common stock price declined by approximately 24%. As a result of these declines in value, reductions in expense of $1,844,000, $956,000 and $2.7 million were recorded in 2000, 1999 and 1998, respectively. At December 31, 2000, the Company had approximately 475,000 SARs outstanding. Based on that amount, a dollar increase in the Company's stock price would result in $475,000 in SAR expense while a dollar decrease in the Company's stock price would result in a $475,000 reduction in SAR expense.

         Occupancy and equipment expenses increased in 2000 and 1999 principally as a result of additional branch offices and upgrades to the Company's internal operating systems. Telecommunications expense increased significantly during 1999 and 1998 as a result of expanded voice and data networks and expansion of the Bank's call center, all of which related to providing higher levels of convenient consumer oriented banking services. The increase during 1999 in the other component of other expense was primarily attributable to a contribution of appreciated equity securities with an aggregate market value of $4.14 million to a charitable foundation established by the Company in 1999.

         As a direct result of the Company's merger activity, merger-related and other costs of $9.2 million, $1.2 million and $3.6 million were recorded in 2000, 1999 and 1998, respectively. These merger-related and other costs included termination and change of control payments, contract termination charges, professional fees, elimination of duplicate facilities charges and other charges. At December 31, 2000, approximately $3.1 million in accrued charges related to merger activity were unpaid. These consisted primarily of termination and change of control payments related to mergers in 2000 and the cost of abandonment of a duplicate headquarters facility acquired in the 1998 merger with Merchants Capital Corporation. The Company has formulated, documented and approved plans with respect to termination and change of control payments and expects to make these payments during 2001. The duplicate headquarters facility has been abandoned and is listed for sale.

FINANCIAL CONDITION

LOANS

         The Company's loan portfolio represents the largest single component of the Company's earning asset base, comprising 70.7% of average earning assets during 2000. See "Item 1. - Business." The following table indicates the average loans, year end balances of the loan portfolio and the percentage increases for the years presented.

                                                  2000                             1999                            1998
                                         --------------------------       -------------------------       -------------------------
                                           AMOUNT       % CHANGE            AMOUNT       % CHANGE           AMOUNT       % CHANGE
                                         -----------    ----------        ----------     ---------        ----------     ---------
                                                                          (DOLLARS IN MILLIONS)
Loans, net of unearned - average           $5,791.6          +11.1%         $5,211.5         +10.6%        $4,710.8         +13.4%

Loans, net of unearned - year end           6,095.3          +10.0           5,542.0         +12.3          4,935.7         +12.2

         Despite significant increases in the Company's loan portfolio, quality is stressed in the Company's lending policy as opposed to growth. The Company's nonperforming assets, which are carried either in the loan account or other assets on the consolidated balance sheets, were as follows at the end of each year presented.


                                                                 2000            1999             1998
                                                                -------         -------         -------
                                                                        (DOLLARS IN THOUSANDS)
Foreclosed properties                                           $ 7,893         $11,182         $ 8,530
Non-accrual loans                                                15,572          13,352          13,406
Loans 90 days or more past due                                   25,732          17,311          13,120
Restructured loans                                                  879           1,125           1,781
                                                                -------         -------         -------
Total non-performing assets                                     $50,076         $42,970         $36,837
                                                                =======         =======         =======

Total non-performing assets as a percentage of net loans           0.82%           0.78%           0.75%
                                                                =======         =======         =======



         The increase in the Company's non-performing assets in 2000 reflects a general slow down in the overall economy of the region serviced by the Company. The Company has not, as a matter of policy, participated in any highly leveraged transactions nor made any loans or investments relating to corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2000, 1999 and 1998, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans may be dependent upon the economic conditions prevailing in the market area.

         Included in non-performing assets above were loans the Company considered impaired totaling $14,669,000, $7,916,000 and $11,908,000 at December 31, 2000, 1999 and 1998, respectively.

SECURITIES AND OTHER EARNING ASSETS

         The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company's securities portfolio continues to be tax exempt. Investments in tax exempt securities totaled $414.9 million at December 31, 2000, compared to $419.6 million at the end of 1999. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company's market area, and avoids other high yield nonrated securities and investments. See "Item
1. - Business - Investment Portfolio."

         At December 31, 2000, the Company's available-for-sale securities totaled $857.4 million. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2000, the Company held no securities whose decline in fair value was considered other than temporary.

         Net unrealized gains on investment securities as of December 31, 2000 totaled $35.1 million. Net unrealized gains on held-to-maturity securities comprised $10.5 million of that total, while net unrealized gains on available-for-sale securities were $24.6 million. Net unrealized losses on investment securities as of December 31, 1999 totaled $43.5 million. Of that total, $21.8 million was attributable to held-to-maturity securities and $21.7 million to available-for-sale securities.

         In the fourth quarter of 2000, the Company restructured the securities portfolio acquired in the August 31, 2000 merger with First United Bancshares, Inc. by selling approximately $680 million of securities and reinvesting the net proceeds in higher yielding securities.

DEPOSITS

         Deposits are the Company's primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. See "Item 1. - Business - Deposits."

         The following table presents the Company's average deposit mix and percentage change for the years indicated.

                                           2000                     1999                        1998
                                 ----------------------    ---------------------       --------------------
                                    AVERAGE        %         AVERAGE         %          AVERAGE          %
                                    BALANCE     CHANGE       BALANCE      CHANGE        BALANCE       CHANGE
                                 -------------  -------     ---------     ------       ----------     ------
                                                           (DOLLARS IN MILLIONS)
Interest bearing deposits           $6,305.2      +6.5%      $5,918.4       +6.1%       $5,579.6       +10.4%

Non-interest bearing deposits          967.8      +3.6          934.2       +8.5           861.4        +7.7
                                 -----------               ----------                 ----------

Total average deposits              $7,273.0      +6.1       $6,852.6       +6.4        $6,441.0       +10.0
                                 ===========               ==========                 ==========



LIQUIDITY

         The Company's goal is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by maintaining sufficient short term liquid assets coupled with consistent growth in core deposits in order to fund earning assets and to maintain the availability of unused capacity to acquire funds in national and local capital markets. Management believes that the Company's traditional sources of maturing loans, investment securities, mortgages held for sale, purchased federal funds and base of core deposits are adequate to meet the Company's liquidity needs for normal operations. The Company maintains a relationship with the Federal Home Loan Bank, which provides an additional source of liquidity to fund term loans with borrowings of matched or longer maturities. The matching of these assets and liabilities has had the effect of reducing the Company's net interest margin. See "-- Deposits" and "Item 1 - Business - Short Term Borrowings."

CAPITAL RESOURCES

         The Company is required to comply with the riskbased capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two "Tiers":
Tier I consists of paidup share capital, including common stock and disclosed reserves (retained earnings and related surplus in the case of common stock), and Tier II consists of general allowance for losses on loans and leases, "hybrid" debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company's Tier I capital and total capital, as a percentage of total riskadjusted assets, was 11.31% and 12.56%, respectively, at December 31, 2000, compared to 12.75% and 14.02%, respectively at December 31, 1999. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for each period. In addition, the Company's Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.10% at December 31, 2000 and 8.83% at December 31, 1999, compared to the required minimum leverage capital ratio of 3%.

         The FDIC's capitalbased supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as "well capitalized", the Tier I riskbased capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the "well capitalized" category at December 31, 2000.

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

BUSINESS RISKS

         Certain statements contained in the Annual Report may not be based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by their reference to a future period or periods or by the use of forward-looking terminology, such as "anticipate", "believe", "estimate", "expect", "foresee", "may", "might", "will", "would" or "intend." These forward-looking statements include, without limitation, those relating to the expansion and prospects of products and services, integration and impact of recent acquisitions, effects of technology, shareholder value, prospects for 2001, the Company's future growth, revenue, profitability, assets, opportunities and success, dividends, legal proceedings, net interest revenue, interest rate sensitivity, liquidity, market risk and acquisitions.

         We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially form those indicated in such forward-looking statements, due to a variety of factors. These factors include, but are not limited to changes in economic conditions and government fiscal and monetary policies, fluctuations in prevailing interest rates, effectiveness of the Company's interest rate hedging strategies, laws and regulations affecting financial institutions, the ability of the Company to compete with other financial services companies, the ability of the Company to identify, consummate, and integrate acquisitions and investment opportunities, the ability of the Company to operate and integrate new technology, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, the ability of the Company to provide competitive products and services, changes in the Company's operating or expansion strategy, geographic concentration of the Company's assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability of the Company to attract, train, and retain qualified personnel, the ability of the Company to effectively market its services and products, the Company's dependence on existing sources of funding, changes in consumer preferences, unexpected operating results or outcome of legal proceedings, other factors generally understood to affect the financial results of financial services companies, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update the forward-looking statements to reflect events or circumstances that occur after the date of this Report.

Our Operations are Subject to Extensive Governmental Regulation.

         BancorpSouth, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, and BancorpSouth Bank is a Mississippi state banking corporation. Accordingly, both are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. We cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. We also cannot predict how any of these changes would adversely affect our business and prospects.

We Compete with Other Bank Holding Companies, Banks and Financial Services Companies.

         The banking business is extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. We compete, and will compete, with well established banks, credit unions and other financial institutions, several of which have significantly greater resources and lending limits than do we. Some of these competitors provide certain services that we do not provide.

Rising Interest Rates May Result in Higher Interest Rates Being Paid on Interest Bearing Deposits Than Are Charged on Outstanding Loans.

         If interest rates rise, we may pay interest on our customers' interest bearing deposits and our other liabilities at rates higher than the interest rates paid to us by our customers on outstanding loans that were made when interest rates were at a lower level. This situation would result in a negative interest rate spread with respect to those loans and cause an adverse effect on our earnings. This adverse effect would increase if interest rates continued to rise while we had outstanding loans payable at fixed rates that could not be adjusted to a higher interest rate.

Our Growth Strategy Includes Risks That Could Have an Adverse Effect on Our Financial Performance.

         A material element of our growth strategy is the acquisition of additional banks and bank holding companies in order to achieve greater economies of scale. We cannot assure you that the current level of growth opportunities will continue to exist, that we will be able to acquire banks and bank holding companies that satisfy our criteria or that any such acquisition will be on terms favorable to us. Further, our growth strategy will require that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.

Our Stock Price May Fluctuate.

         The stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. Any announcement with respect to the banking industry, market conditions or any variance in our revenues or earnings from levels generally expected by securities analysts for a given period could have an immediate and significant effect on the trading price of our common stock.

Issuing Additional Shares of Our Common Stock to Acquire Other Banks and Bank Holding Companies May Result in Dilution for Existing Shareholders.

         In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks and bank holding companies. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks and bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

Monetary Policies and Economic Factors May Limit Our Ability to Attract Deposits or Make Loans.

         The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, or their impact on our financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase, and such conditions also could lead to a potential decline in deposits and demand for loans. This could adversely affect our financial performance.

Diversification in Types of Financial Services May Adversely Affect Our Financial Performance.

         As part of our business strategy, we have in the past diversified, and may further diversify, our lines of business into areas that are not traditionally associated with the banking business. We now offer insurance and investment services through wholly-owned subsidiaries of BancorpSouth Bank. As a result, we must now manage the investment of additional capital and the significant involvement of our senior management to develop and integrate the insurance and investment services subsidiaries with our traditional banking operations. We offer no assurances that we will be able to develop and integrate these new services without adversely effecting our financial performance.

Our Ability to Declare and Pay Dividends is Limited by Law.

         We derive our income primarily from dividends received from owning BancorpSouth Bank's common stock. Federal and state law limits the Bank's ability to declare and pay dividends. In addition, the Board of Governors of the Federal Reserve System may impose restrictions on our ability to declare or pay dividends on our common stock.

Our Subsidiaries May Be Sued for Large Punitive Damages in Connection with Increased Litigation Against Financial Services Companies in Our Market Areas.

         In some states in which we operate, there has been a trend toward increased class action lawsuits and other litigation against financial services companies in connection with lending and other financial transactions. These actions tend to seek punitive damages for transactions that involve relatively small amounts of actual damages. Some of these actions have resulted in large settlements or awards of punitive damages. Some of our subsidiaries are defendants in similar lawsuits in which the plaintiffs are seeking substantial punitive damages. Legislation and court decisions in some states may limit the amount of punitive damages that can be recovered in legal proceedings; however, we cannot predict the effect of such legislation and court precedent at this time.

Anti-takeover Provisions May Prevent a Change of Our Control.

         Our governing documents and certain agreements to which we are a party contain several provisions which make a change in control difficult to accomplish, and may discourage a potential acquirer. These include a shareholder rights plan or "poison pill," a classified or "staggered' Board, change in control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for our common stock.

Limited Geographic Area Increases Our Risk From Economic Downturn.

         We conduct business in the limited geographic area of Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. An economic downturn in the economies of these states or the southern region of the United States could adversely affect our financial performance, particularly our ability to attract deposits and extend loans.

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

Item 7A.- Quantitative and Qualitative Disclosures About Market Risk

         Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.

         The Company's market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on its assets and owes on its liabilities are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. Several techniques might be used by a financial institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company's primary asset/liability management technique is the measurement of its asset/liability gap; that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell. If alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest rate changes for assets and liabilities are of the same magnitude, whereas actual interest rate changes generally differ in magnitude for assets and liabilities.

         Management seeks to manage interest-rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios, while at the same time maximizing the yield generated from the portfolio.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest-bearing checking, savings and money market accounts), the table presents cash flows based on management's judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

                                                                                                                       FAIR VALUE
                                                    PRINCIPAL AMOUNT MATURING/REPRICING IN:                            DECEMBER 31,
                                         2001        2002       2003        2004      2005    THEREAFTER     TOTAL        2000
                                      ----------   --------   --------   --------   --------  ----------  ----------   ------------
                                                                         (Dollars in thousands)
RATE-SENSITIVE ASSETS:
Fixed interest rate loans             $1,928,597   $686,888   $781,483   $776,816   $634,454   $527,915   $5,336,153   $5,188,263
Average interest rate                       9.05%     10.34%      8.93%      8.80%      9.26%      9.32%        9.21%
Variable interest rate loans          $  786,982         --         --         --         --         --   $  786,982   $  796,076
Average interest rate                       9.89%        --         --         --         --         --         9.89%
Fixed interest rate securities        $  399,813   $237,313   $371,556   $270,886   $315,322   $451,639   $2,046,529   $   63,708
Average interest rate                       6.18%      6.53%      6.60%      6.82%      6.96%      7.03%        6.69%
Other interest bearing assets         $  224,612         --         --         --         --         --   $  224,612   $  224,612
Average interest rate                       6.23%        --         --         --         --         --         6.23%

Mortgage servicing rights (1)                 --         --         --         --         --         --   $   34,783   $   34,783

RATE-SENSITIVE LIABILITIES:
Savings & interest bearing checking   $  829,877   $391,728   $391,736   $198,704   $198,704   $596,120   $2,606,869   $2,606,869
Average interest rate                       3.99%      2.84%      2.84%      2.88%      2.88%      2.88%        3.22%
Fixed interest rate time deposits     $2,723,266   $918,245   $115,707   $ 56,308   $ 47,720   $  2,997   $3,864,243   $4,065,316
Average interest rate                       5.87%      6.23%      5.82%      5.77%      6.37%      7.52%        5.96%
Fixed interest rate borrowings        $   10,424   $  5,269   $    270   $    263   $    273   $137,350   $  153,849   $  503,427
Average interest rate                       6.26%      5.80%      6.70%      6.71%      6.70%      5.94%        5.96%
Variable interest rate borrowings     $  504,161         --         --         --         --         --   $  504,161   $  504,161
Average interest rate                       4.94%        --         --         --         --         --         4.94%

RATE-SENSITIVE OFF BALANCE SHEET ITEMS:
Commitments to extend credit for
  single family mortgage loans        $   19,805         --         --         --         --         --   $   19,805   $   19,805
Average interest rate                       7.41%        --         --         --         --         --         7.41%
Forward contracts                     $   22,500         --         --         --         --         --   $   22,500   $   22,500
Average interest rate                       7.10%        --         --         --         --         --         7.10%

(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

         In addition, see "Item 1. - Business - Investment Portfolio" and "Item
7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" and "- Securities and Other Earning Assets."

Item 8. - Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

         We have audited the consolidated balance sheets of BancorpSouth, Inc., and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc., and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Memphis, Tennessee
January 18, 2001

CONSOLIDATED BALANCE SHEETS
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                                         DECEMBER 31
                                                                             ----------------------------------
                                                                                 2000                  1999
                                                                             ------------          ------------
ASSETS                                                                                 (IN THOUSANDS)
Cash and due from banks (Note 21)                                            $    314,888          $    329,553
Interest bearing deposits with other banks                                         11,687                12,058
Held-to-maturity securities (Note 4) (fair value
  of $1,199,644 and $1,009,240)                                                 1,189,129             1,031,062
Available-for-sale securities (Note 5) (amortized cost
   of $832,781 and $1,102,236)                                                    857,400             1,080,535
Federal funds sold and securities purchased under
   agreement to resell                                                            212,925               110,875
Loans (Notes 6, 7 and 17)                                                       6,161,082             5,626,043
    Less:  Unearned discount                                                       65,767                84,082
              Allowance for credit losses                                          81,730                74,232
                                                                             ------------          ------------
    Net loans                                                                   6,013,585             5,467,729
Mortgages held for sale                                                            27,820                37,513
Premises and equipment, net (Note 8)                                              197,898               171,867
Accrued interest receivable                                                        89,605                73,076
Other assets (Notes 11 and 18)                                                    129,097               127,429
                                                                             ------------          ------------
    TOTAL ASSETS                                                             $  9,044,034          $  8,441,697
                                                                             ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing                                                     $  1,009,808          $    966,491
    Interest bearing                                                            1,682,278             1,589,155
  Savings                                                                         924,591               937,508
  Other time (Note 9)                                                           3,864,243             3,573,491
                                                                             ------------          ------------
    Total deposits                                                              7,480,920             7,066,645
Federal funds purchased and securities sold under
  repurchase agreements (Note 9)                                                  503,427               257,427
Short-term borrowings (Note 9)                                                         --                89,000
Accrued interest payable                                                           40,611                30,929
Other liabilities (Notes 11 and 12)                                                77,451                74,338
Long-term debt (Note 10)                                                          152,049               166,247
                                                                             ------------          ------------
    TOTAL LIABILITIES                                                           8,254,458             7,684,586
                                                                             ------------          ------------
SHAREHOLDERS' EQUITY (NOTES 3, 15 AND 16)
Common stock, $2.50 par value
    Authorized - 500,000,000 shares; Issued - 85,793,477 and
      85,762,149 shares at December 31, 2000 and 1999, respectively               214,484               214,405
Capital surplus                                                                    70,841                71,777
Accumulated other comprehensive income                                             15,202               (14,149)
Retained earnings                                                                 515,599               486,540
Treasury stock at cost (1,750,137 and 106,733 shares
    at December 31, 2000 and 1999, respectively)                                  (26,550)               (1,462)
                                                                             ------------          ------------
    TOTAL SHAREHOLDERS' EQUITY                                                    789,576               757,111
                                                                             ------------          ------------
Commitments and contingent liabilities (Note 21)                                       --                    --
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  9,044,034          $  8,441,697
                                                                             ============          ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                          YEAR ENDED DECEMBER 31
                                                               ------------------------------------------
                                                                 2000              1999            1998
                                                               ---------         --------        --------
                                                                (In thousands, except per share amounts)
INTEREST REVENUE
Loans receivable                                               $ 526,080         $458,300        $433,700
Deposits with other banks                                          1,175            1,263           1,765
Federal funds sold and securities purchased
  under agreement to resell                                        6,266            6,869           8,271
Held-to-maturity securities:                                      64,756           53,990          52,713
U.S. Treasury                                                      2,605            5,316           6,653
U.S. Government agencies and corporations                         45,488           32,968          31,499
Obligations of states and political subdivisions                  16,369           15,490          14,313
Other                                                                294              216             248
Available-for-sale securities                                     72,647           72,610          74,495
Mortgages held for sale                                            3,111            3,638           3,470
                                                               ---------         --------        --------
     Total interest revenue                                      674,035          596,670         574,414
                                                               ---------         --------        --------
INTEREST EXPENSE
Deposits                                                         310,365          256,751         257,305
Federal funds purchased and securities sold
  under repurchase agreements                                     16,966            8,362           5,930
Other                                                             19,552           15,037          13,869
                                                               ---------         --------        --------
     Total interest expense                                      346,883          280,150         277,104
                                                               ---------         --------        --------
     Net interest revenue                                        327,152          316,520         297,310
Provision for credit losses (Note 7)                              26,166           17,812          19,310
                                                               ---------         --------        --------
     Net interest revenue, after
       provision for credit losses                               300,986          298,708         278,000
                                                               ---------         --------        --------
OTHER REVENUE
Mortgage lending                                                  10,874           18,289          13,816
Service charges                                                   40,472           36,503          33,835
Life insurance premiums                                            4,300            3,975           3,655
Trust income                                                       6,700            6,400           5,841
Security gains (losses), net                                     (15,632)           4,416           1,363
Insurance commissions                                             16,034           13,573          12,475
Other                                                             22,830           17,165          14,433
                                                               ---------         --------        --------
     Total other revenue                                          85,578          100,321          85,418
                                                               ---------         --------        --------
OTHER EXPENSE
Salaries and employee benefits (Note 12 and 14)                  133,855          124,750         114,443
Occupancy net of rental income                                    18,343           16,918          15,736
Equipment                                                         24,137           21,618          20,103
Telecommunications                                                 7,234            7,096           5,987
Merger related                                                     9,215            1,218           3,577
Other                                                             81,443           80,282          73,082
                                                               ---------         --------        --------
     Total other expense                                         274,227          251,882         232,928
                                                               ---------         --------        --------
     Income before income taxes                                  112,337          147,147         130,490
Income tax expense (Note 11)                                      37,941           44,736          42,249
                                                               ---------         --------        --------
      NET INCOME                                               $  74,396         $102,411        $ 88,241
                                                               =========         ========        ========

NET INCOME PER SHARE (NOTE 15):  BASIC                         $    0.88         $   1.20        $   1.04
                                                               =========         ========        ========
                                 DILUTED                       $    0.88         $   1.19        $   1.03
                                                               =========         ========        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME BANCORPSOUTH, INC. AND SUBSIDIARIES
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                ACCUMULATED
                                                  COMMON STOCK                     OTHER
                                              --------------------    CAPITAL  COMPREHENSIVE  RETAINED     TREASURY
                                              SHARES       AMOUNT     SURPLUS      INCOME     EARNINGS      STOCK        TOTAL
                                            ----------    --------   --------- ------------- -----------   --------    ---------
                                                              (Dollars in thousands, except per share amounts)
BALANCE, DECEMBER 31, 1997                  41,376,310    $103,754   $ 113,597    $  9,030    $ 415,060     $(2,429)   $ 639,012
  Net income                                        --          --          --          --       88,241          --       88,241
  Net unrealized change in investment
       securities net of tax effect
       of ($3,121) (Note 16)                        --          --          --       5,104           --          --        5,104
                                            ----------    --------   --------- ------------- -----------   --------    ---------
Comprehensive income                                                                                                      93,345
Shares issued:
  Business combination (Note 3)              1,106,532       2,766          --          --       11,637          --       14,403
  Purchase of minority interest (Note 3)       491,573       1,229       7,781          --           --          --        9,010
  Stock split (Note 2)                      42,559,281     106,534     (51,970)         --      (54,564)         --           --
  Other shares issued                          137,866         118       2,451          --       (2,643)      1,566        1,492
Recognition of stock compensation                   --          --          --          --          278          --          278
Purchase of treasury stock                     (30,000)         --          --          --           --        (602)        (602)
Retirement of treasury stock                        --          --          --          --         (110)        110           --
Cash dividends declared:
  BancorpSouth, $0.45 per share                     --          --          --          --      (32,442)         --      (32,442)
  Pooled acquisitions                               --          --          --          --       (1,334)         --       (1,334)
                                            ----------    --------   --------- ------------- -----------   --------    ---------
BALANCE, DECEMBER 31, 1998                  85,641,562     214,401      71,859      14,134      424,123      (1,355)     723,162
  Net income                                        --          --          --          --      102,411          --      102,411
  Net unrealized change in investment
       securities net of tax effect
       of $16,279 (Note 16)                         --          --          --     (28,283)          --          --      (28,283)
                                            ----------    --------   --------- ------------- -----------   --------    ---------
Comprehensive income                                                                                                      74,128
Other shares issued                             66,354           4         (82)         --           65         750          737
Recognition of stock compensation                   --          --          --          --           70          --           70
Purchase of treasury stock                     (52,500)         --          --          --           --        (857)        (857)
Cash dividends declared:
  BancorpSouth, $0.49 per share                     --          --          --          --      (40,129)         --      (40,129)
                                            ----------    --------   --------- ------------- -----------   --------    ---------
BALANCE, DECEMBER 31, 1999                  85,655,416     214,405      71,777     (14,149)     486,540      (1,462)     757,111
  Net income                                        --          --          --          --       74,396          --       74,396
  Net unrealized change in investment
       securities net of tax effect
       of ($16,969) (Note 16)                       --          --          --      29,351           --          --       29,351
                                            ----------    --------   --------- ------------- -----------   --------    ---------
Comprehensive income                                                                                                     103,747
Shares issued:
  Business combination (Note 3)                 95,000          --          --          --           --       1,360        1,360
  Other shares issued                          271,074          79        (856)         --          (10)      2,455        1,668
Recognition of stock compensation                   --          --         (80)         --       (1,065)      1,543          398
Purchase of treasury stock                  (1,978,150)         --          --          --           --     (30,446)     (30,446)
Cash dividends declared:
  BancorpSouth, $0.53 per share                     --          --          --          --      (44,262)         --      (44,262)
                                            ----------    --------   --------- ------------- -----------   --------    ---------
BALANCE, DECEMBER 31, 2000                  84,043,340    $214,484   $  70,841    $ 15,202    $ 515,599    $(26,550)   $ 789,576
                                           ===========    ========   =========    ========    =========    ========    =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BANCORPSOUTH, INC. AND SUBSIDIARIES

                                                                                               YEARS ENDED DECEMBER 31
                                                                                   ---------------------------------------------
                                                                                       2000              1999            1998
                                                                                   ------------      ------------     ----------
                                                                                                    (In thousands)
OPERATING ACTIVITIES:
Net income                                                                         $     74,396      $    102,411     $   88,241
  Adjustment to reconcile net income to net cash provided by operating activities:
      Provision for credit losses                                                        26,166            17,812         19,310
      Depreciation and amortization                                                      22,697            19,966         18,455
      Deferred taxes                                                                     (1,833)             (448)         3,964
      Amortization of intangibles                                                         3,741             2,937          1,827
      Amortization of debt securities premium
        and discount, net                                                                (1,464)           (2,746)       (10,784)
      Security losses (gains), net                                                       15,632            (4,416)        (1,363)
      Net deferred loan origination expense                                              (4,576)           (5,016)        (3,366)
      Increase in interest receivable                                                   (16,529)           (4,230)        (3,898)
      Increase in interest payable                                                        9,682             1,307          2,232
      Proceeds from mortgages sold                                                      345,507           565,687        772,583
      Origination of mortgages for sale                                                (336,326)         (539,854)      (796,476)
      Other, net                                                                          2,695           (10,282)        (9,056)
                                                                                   ------------      ------------     ----------
        Net cash provided by operating activities                                       139,788           143,128         81,669
                                                                                   ------------      ------------     ----------
INVESTING ACTIVITIES:
  Proceeds from calls and maturities of held-
    to-maturity securities                                                              306,825           230,726        631,824
  Proceeds from calls and maturities of available-
    for-sale securities                                                                 573,948         1,191,115        510,849
  Proceeds from sales of held-to-maturity securities                                        308             9,040             --
  Proceeds from sales of available-for-sale securities                                  719,568           105,234         66,597
  Purchases of held-to-maturity securities                                             (416,789)         (429,110)      (688,615)
  Purchases of available-for-sale securities                                         (1,163,648)       (1,127,549)      (630,390)
  Net (increase) decrease in short-term investments                                    (102,050)          119,056       (105,651)
  Net increase in loans                                                                (567,446)         (613,326)      (544,406)
  Purchases of premises and equipment                                                   (49,188)          (21,967)       (26,212)
  Proceeds from sale of premises and equipment                                            3,342             1,246          1,463
  Other, net                                                                             61,859           (10,798)        (9,798)
                                                                                   ------------      ------------     ----------
        Net cash used in investing activities                                          (633,271)         (546,333)      (794,339)
                                                                                   ------------      ------------     ----------
FINANCING ACTIVITIES:
  Net increase in deposits                                                              414,275           345,763        618,381
  Net increase (decrease) in short-term debt and other
      liabilities                                                                       147,742            89,485       (109,542)
  Advances on long-term debt                                                             26,682           145,000        125,600
  Repayment of long-term debt                                                           (40,976)          (89,425)       (15,118)
  Issuance of common stock                                                                  951                74            472
  Purchase of treasury stock                                                            (30,446)             (857)          (602)
  Payment of cash dividends                                                             (39,781)          (38,825)       (32,905)
                                                                                   ------------      ------------     ----------
        Net cash provided by financing activities                                       478,447           451,215        586,286
                                                                                   ------------      ------------     ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (15,036)           48,010       (126,384)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          341,611           293,601        419,985
                                                                                   ------------      ------------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $    326,575      $    341,611     $  293,601
                                                                                   ============      ============     ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BANCORPSOUTH, INC. AND SUBSIDIARIES
DECEMBER 31, 2000, 1999  AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements of BancorpSouth, Inc. (the "Company") have been prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period reported. Actual results could differ significantly from those estimates. The Company and its subsidiaries are engaged in the business of banking and activities closely related to banking. The Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The following is a summary of the more significant accounting and reporting policies.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

CASH FLOW STATEMENTS

         Cash equivalents include cash and amounts due from banks including interest bearing deposits with other banks. The Company paid interest of $337,201,000, $278,843,000 and $218,436,000 and income taxes of $42,131,000,
$32,283,000 and $36,876,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

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

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses charged to expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate based on estimated probable losses on the Company's current portfolio of loans. Management's judgment is based on a variety of factors which include the Company's experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present economic conditions of the Company's market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

         Certain of the Company's stock option plans contain provisions for stock appreciation rights (SARs). Accounting rules for SARs require the recognition of expense for appreciation in the market value of the Company's common stock or a reduction of expense in the event of a decline in the market value of the Company's common stock. See Note 14 for further disclosures regarding SARs.

RECENT PRONOUNCEMENT

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement will be adopted for the year 2001 and is not expected to have a material effect on the Company's financial condition or results of operations. The Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio as of January 1, 2001.

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

OTHER

         Trust income is recorded on the cash basis as received, which results in an amount that does not differ materially from the amount that would be recorded under the accrual basis.

 (2)  STOCK SPLIT

         On May 15, 1998, the Company effected a two-for-one stock split in the form of a 100% stock dividend, which resulted in the issuance of 42,559,281 new shares of common stock. Information relating to earnings per share, dividends per share and other share data has been retroactively adjusted to reflect this stock split.

(3)  ACQUISITIONS

         On October 30, 1998, Alabama Bancorp., Inc., a $280 million bank holding company headquartered in Birmingham, Alabama, merged with and into the Company. Pursuant to the merger, Alabama Bancorp's subsidiary banks, Highland Bank and First Community Bank of the South, merged into the Bank. The Company issued 3,604,394 shares of common stock to the shareholders of Alabama Bancorp. In addition, a total of 491,573 shares of the Company's common stock were issued to the minority shareholders of Highland Bank and First Community Bank of the South. This transaction was accounted for as a pooling of interests, except for the acquisition of the minority interest, which was accounted for as a purchase. The purchase of the minority interest resulted in the recognition of an intangible asset of $6.9 million that is being amortized over a period of 15 years. The Company's financial statements for all periods presented include the consolidated accounts of Alabama Bancorp.

         On December 4, 1998, Merchants Capital Corporation, a $220 million bank holding company headquartered in Vicksburg, Mississippi, merged with and into the Company. Pursuant to the merger, Merchants Capital Corporation's subsidiary bank, Merchants Bank, merged into the Bank. The Company issued 2,798,022 shares of common stock to the shareholders of Merchants Capital Corporation. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the consolidated accounts of Merchants Capital Corporation.

         On December 31, 1998, The First Corporation, a $150 million bank holding company headquartered in Opelika, Alabama, merged with and into the Company. Pursuant to the merger, The First Corporation's subsidiary bank, The First National Bank of Opelika, merged into the Bank. The Company issued 2,265,444 shares of common stock to the shareholders of The First Corporation. This transaction was accounted for as a pooling of interests and the Company's financial statements for 1998 include the consolidated accounts of The First Corporation. The financial statements for periods prior to 1998 were not restated because the impact of The First Corporation acquisition represented a change of less than 3% to the Company's financial results.

         On February 26, 1999, HomeBanc Corporation, a $160 million bank holding company headquartered in Guntersville, Alabama, merged with and into the Company. Pursuant to the merger, HomeBanc Corporation's subsidiary bank, The Home Bank, merged into the Bank. Each share of stock of HomeBanc Corporation was converted into 1.5747417 shares of the Company's common stock, or a total of 2,099,971 shares of common stock. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the consolidated accounts of HomeBanc Corporation.

         On June 30, 1999, Stewart Sneed Hewes, Inc. and subsidiaries, TSH Rentals, Inc. and Stewart Sneed Hewes II, Inc., a group of interrelated commercial insurance agencies, merged with and into BancorpSouth Insurance Services of Mississippi, Inc., a subsidiary of the Bank. A total of 1,252,806 shares of the Company's common stock were issued to effect this transaction. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the accounts of Stewart Sneed Hewes, Inc. and subsidiaries, TSH Rentals, Inc. and Stewart Sneed Hewes II, Inc.

         On August 31, 2000, First United Bancshares, Inc., a $2.7 billion bank holding company headquartered in El Dorado, Arkansas, merged with and into the Company. Pursuant to the merger, First United Bancshares' subsidiary banks and trust company merged into the Bank. Each share of stock of First United Bancshares was converted into 1.125 shares of the Company's common stock, or a total of 28,489,225 shares of common stock. This transaction was accounted for as a pooling of interests and the Company's financial statements for all periods presented include the consolidated accounts of First United Bancshares.

         On October 10, 2000, the Pittman Insurance Agency and the Kilgore, Seay and Turner Insurance Agency, insurance agencies based in Jackson, Mississippi, merged with and into BancorpSouth Insurance Services of Mississippi, Inc., a subsidiary of the Bank. Consideration given to complete this transaction consisted of cash of $3,065,000 and 95,000 shares of the Company's common stock. The transaction was accounted for as a purchase.

         On October 31, 2000, Texarkana First Financial Corporation, a $218 million savings and loan holding company headquartered in Texarkana, Arkansas, merged with and into the Company. Pursuant to the merger, Texarkana First Federal Corporation's subsidiary company, First Federal Savings and Loan Association, merged into the Bank. Consideration paid to complete this transaction consisted of cash in the aggregate amount of $37,500,000. This transaction was accounted for as a purchase.

(4) HELD-TO-MATURITY SECURITIES

         A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2000 and 1999 follows:

                                                                                              2000
                                                               ------------------------------------------------------------------
                                                                                     GROSS           GROSS            ESTIMATED
                                                                AMORTIZED         UNREALIZED       UNREALIZED           FAIR
                                                                   COST              GAINS           LOSSES             VALUE
                                                               ------------        ---------        ---------        ------------
                                                                                         (In thousands)
U.S. Treasury                                                  $     22,019        $     359               --        $     22,378
U.S. Government agencies and corporations                           826,353           11,118            3,831             833,640
Obligations of states and political subdivisions                    340,757            6,478            3,609             343,626
                                                               ------------        ---------        ---------        ------------
    Total                                                      $  1,189,129        $  17,955        $   7,440        $  1,199,644
                                                               ============        =========        =========        ============

                                                                                              1999
                                                               ------------------------------------------------------------------
                                                                                     GROSS           GROSS            ESTIMATED
                                                                AMORTIZED         UNREALIZED       UNREALIZED           FAIR
                                                                   COST              GAINS           LOSSES             VALUE
                                                               ------------        ---------        ---------        ------------
                                                                                           (In thousands)
U.S. Treasury                                                  $     74,786        $     287        $     626        $     74,447
U.S. Government agencies and corporations                           619,955              152           19,050             601,057
Obligations of states and political subdivisions                    336,321            2,133            4,718             333,736
                                                               ------------        ---------        ---------        ------------
    Total                                                      $  1,031,062        $   2,572        $  24,394        $  1,009,240
                                                               ============        =========        =========        ============

         Gross gains of $33,000 and gross losses of $172,000 were recognized in 2000, gross gains of $184,000 and gross losses of $17,000 were recognized in 1999 and gross gains of $380,000 and gross losses of $64,000 were recognized in 1998 on held-to-maturity securities. Except for 1999, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 1999 amounts is a gross gain of $21,000 related to the sale of held-to-maturity securities with amortized cost of $6,016,000. The decision to sell these securities was based on the deteriorating credit quality of the issuer.
         Held-to-maturity securities with a carrying value of approximately $807,000,000 at December 31, 2000 were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                   2000
                                                                                     ----------------------------------
                                                                                                             ESTIMATED
                                                                                       AMORTIZED                FAIR
                                                                                         COST                  VALUE
                                                                                     ------------          ------------
                                                                                               (In thousands)
Due in one year or less                                                              $    110,690          $    110,498
Due after one year through five years                                                     572,491               572,814
Due after five years through ten years                                                    288,666               294,425
Due after ten years                                                                       217,282               221,907
                                                                                     ------------          ------------
    Total                                                                            $  1,189,129          $  1,199,644
                                                                                     ============          ============

(5) AVAILABLE-FOR-SALE SECURITIES

         A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2000 and 1999 follows:

                                                                                              2000
                                                               ------------------------------------------------------------------
                                                                                    GROSS            GROSS            ESTIMATED
                                                                 AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                    COST            GAINS            LOSSES              VALUE
                                                               ------------      ----------        ----------        ------------
                                                                                        (In thousands)
U.S. Treasury                                                  $     26,463        $     158               --        $     26,621
U.S. Government agencies and corporations                           670,186           19,975              549             689,612
Obligations of states and political subdivisions                     73,275           20,159           19,312              74,122
Preferred stock                                                       3,318               92               73               3,337
Other                                                                59,539            4,640              471              63,708
                                                               ------------        ---------        ---------        ------------
    Total                                                      $    832,781        $  45,024        $  20,405        $    857,400
                                                               ============        =========        =========        ============

                                                                                              1999
                                                               ------------------------------------------------------------------
                                                                                    GROSS            GROSS            ESTIMATED
                                                                 AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                    COST            GAINS            LOSSES              VALUE
                                                               ------------      ----------        ----------        ------------
                                                                                        (In thousands)
U.S. Treasury                                                  $     98,502        $     363        $   1,306        $     97,559
U.S. Government agencies and corporations                           868,821              630           25,907             843,544
Obligations of states and political subdivisions                     84,020              948            1,739              83,229
Other                                                                50,893            5,596              286              56,203
                                                               ------------        ---------        ---------        ------------
    Total                                                      $  1,102,236        $   7,537        $  29,238        $  1,080,535
                                                               ============        =========        =========        ============

         Gross gains of $549,000 and gross losses of $16,042,000 were recognized in 2000, gross gains of $4,724,000 and gross losses of $475,000 were recognized in 1999 and gross gains of $1,172,000 and gross losses of $125,000 were recognized in 1998 on available-for-sale securities.

         Available-for-sale securities with a carrying value of approximately $627,000,000 at December 31, 2000 were pledged to secure public and trust funds on deposit and for other purposes.

         The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years unless they have a repricing feature. Securities that reprice periodically are considered as maturing on the first repricing date subsequent to December 31, 2000.

                                                                                                    2000
                                                                                     ----------------------------------
                                                                                                          ESTIMATED
                                                                                        AMORTIZED           FAIR
                                                                                          COST              VALUE
                                                                                     ------------          ------------
                                                                                               (In thousands)
Due in one year or less                                                              $     60,602          $     60,654
Due after one year through five years                                                     408,745               418,822
Due after five years through ten years                                                    224,384               233,456
Due after ten years                                                                       139,050               144,468
                                                                                     ------------          ------------
    Total                                                                            $    832,781          $    857,400
                                                                                     ============          ============

 (6) LOANS

         A summary of loans classified by collateral type at December 31, 2000 and 1999 follows:

                                                                                         2000                  1999
                                                                                     ------------          ------------
                                                                                               (In thousands)
Commercial and agricultural                                                          $    757,885          $    712,799
Consumer and installment                                                                1,065,324             1,197,277
Real estate mortgage                                                                    4,027,751             3,444,172
Lease financing                                                                           288,884               258,811
Other                                                                                      21,238                12,984
                                                                                     ------------          ------------
    Total                                                                            $  6,161,082          $  5,626,043
                                                                                     ============          ============

         Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower's weakened financial condition. The aggregate principal balance of non-accrual loans was $15,572,000 and $13,352,000 at December 31, 2000 and 1999, respectively. Restructured loans totaled $879,000 and $1,125,000 at December 31, 2000 and 1999, respectively.

         The total amount of interest earned on non-performing loans was approximately $263,000, $212,000 and $228,000 in 2000, 1999 and 1998,
respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $878,000, $626,000 and $612,000 in 2000, 1999 and 1998, respectively.

         Loans considered impaired, under SFAS No. 114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's recorded investment in loans considered impaired at December 31, 2000 and 1999 was $14,669,000 and $7,916,000, respectively, with a valuation reserve of $5,639,000 and $2,974,000, respectively. The average recorded investment in impaired loans during 2000 and 1999 was $21,796,000 and $17,620,000, respectively.

(7) ALLOWANCE FOR CREDIT LOSSES

         The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2000, 1999 and 1998:

                                                                         2000                 1999                 1998
                                                                      ----------           ----------           ----------
                                                                                         (In thousands)
Balance at beginning of year                                          $   74,232           $   68,385           $   61,932
Provision charged to expense                                              26,166               17,812               19,310
Recoveries                                                                 4,972                3,637                5,108
Loans charged off                                                        (24,606)             (16,602)             (19,117)
Acquisitions                                                                 966                1,000                1,152
                                                                      ----------           ----------           ----------
Balance at end of year                                                $   81,730           $   74,232           $   68,385
                                                                      ==========           ==========           ==========

(8) PREMISES AND EQUIPMENT
         A summary by asset classification at December 31, 2000 and 1999 follows:

                                                                         ESTIMATED
                                                                        USEFUL LIFE
                                                                           YEARS              2000                 1999
                                                                        -----------        ----------           ----------
Cost:                                                                                               (In thousands)
Land                                                                         N/A           $   31,701           $   28,855
Buildings and improvements                                                 20-50              149,837              139,720
Leasehold improvements                                                     10-20                5,958                4,835
Equipment, furniture and fixtures                                           3-12              150,385              127,590
Construction in progress                                                     N/A               17,443                9,184
                                                                                           ----------           ----------
                                                                                              355,324              310,184
Accumulated depreciation and amortization                                                     157,426              138,317
                                                                                           ----------           ----------
     Premises and equipment, net                                                           $  197,898           $  171,867
                                                                                           ==========           ==========

(9) TIME DEPOSITS AND SHORT-TERM DEBT

         Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1,387,526,000 and $1,317,345,000 were outstanding at December 31, 2000 and 1999, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $77,077,000, $57,602,000, and $60,007,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

         For time deposits with a remaining maturity of more than one year at December 31, 2000, the aggregate amount of maturities for each of the following five years is presented in the following table:

             MATURING IN                              AMOUNT
             -----------                          --------------
                                                  (In thousands)
                2002                                $    916,935
                2003                                     136,529
                2004                                      57,633
                2005                                      56,064
                2006                                         345
             Thereafter                                    2,318
                                                    ------------
               Total                                $  1,169,824
                                                    ============

         Presented below is information relating to short-term debt for the years ended December 31, 2000 and 1999:

                                                                     END OF PERIOD           DAILY AVERAGE          MAXIMUM
                                                                 ---------------------   ---------------------    OUTSTANDING
                                                                              INTEREST                INTEREST       AT ANY
                                                                  BALANCE       RATE       BALANCE      RATE       MONTH END
                                                                 ----------   --------   ----------   --------   ------------
                                                                                    (Dollars in thousands)
 2000:
Federal funds purchased                                          $       --      --      $   29,859     6.3%     $     71,500
Flex-Repos purchased                                                198,925     5.6%         25,804     5.7%          202,300
Securities sold under repurchase agreements                         304,502     5.6%        253,152     5.3%          304,502
Short-term Federal Home Loan Bank advances                               --      --         136,792     6.8%          570,000
                                                                 ----------              ----------              ------------
    Total                                                        $  503,427              $  445,607                 1,148,302
                                                                 ==========              ==========              ============

 1999:
Federal funds purchased                                          $   20,100     4.6%     $   19,589     4.9%     $     23,600
Securities sold under repurchase agreements                         237,327     4.2%        114,121     6.5%          237,327
Short-term Federal Home Loan Bank advances                           89,000     6.0%         57,922     5.5%          115,000
                                                                 ----------              ----------              ------------
    Total                                                        $  346,427              $  191,632                   375,927
                                                                 ==========              ==========              ============

         Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2000, the Bank had established informal federal funds borrowing lines of credit aggregating $1,494,000,000.

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

         At December 31, 2000, the following FHLB fixed term advances were repayable as follows:

                         FINAL DUE DATE          INTEREST RATE            AMOUNT
                        ---------------          -------------        --------------
                                                                      (In thousands)
                             2001                6.38% - 6.92%          $   10,000
                             2002                    5.75%                   5,000
                        2008 and beyond          5.86% - 7.19%             137,049
                                                                        ----------
                             Total                                      $  152,049
                                                                        ==========

(11) INCOME TAXES

         Total income taxes for the years ended December 31, 2000, 1999 and 1998 are allocated as follows:

                                                                         2000                 1999                 1998
                                                                      ----------           ----------           ----------
                                                                                         (In thousands)
Income from continuing operations                                     $   37,941           $   44,736           $   42,249
Shareholders' equity for other comprehensive income                       16,969              (16,279)               3,121
Shareholders' equity for stock option plans                                 (510)                (268)                (678)
                                                                      ----------           ----------           ----------
        Total                                                         $   54,400           $   28,189           $   44,692
                                                                      ==========           ==========           ==========

         The components of income tax expense (credit) attributable to continuing operations are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                         2000                 1999                 1998
                                                                      ----------           ----------           ----------
Current:                                                                                 (In thousands)
  Federal                                                             $   35,790           $   39,278           $   33,280
  State                                                                    3,984                5,906                5,005

Deferred:
  Federal                                                                 (1,593)                (389)               3,446
  State                                                                     (240)                 (59)                 518
                                                                      ----------           ----------           ----------
        Total                                                         $   37,941           $   44,736           $   42,249
                                                                      ==========           ==========           ==========

         Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

                                                       2000           1999           1998
                                                     --------       --------       --------
                                                                 (In thousands)
Tax expense at statutory rate                        $ 39,318       $ 51,501       $ 45,672
Increase (reduction) in taxes resulting from:
  State income taxes net of federal tax benefit         2,434          3,801          3,590
  Tax-exempt interest revenue                          (7,284)        (6,870)        (6,253)
  Non-deductible merger expenses                        2,050            255          1,250
  Charitable contribution                                  --         (1,450)            --
  Other, net                                            1,423         (2,501)        (2,010)
                                                     --------       --------       --------
        Total                                        $ 37,941       $ 44,736       $ 42,249
                                                     ========       ========       ========


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:


                                                                    2000           1999
                                                                  --------       -------
Deferred tax assets:                                                  (In thousands)
 Loans receivable, principally due to allowance
  for credit losses                                               $ 34,345       $29,771
 Deferred liabilities, principally due to
  compensation arrangements and vacation accruals                    7,184         4,692
 Unrealized losses on available-for-sale securities                     --         7,552
 Net operating loss carryforwards                                      629           698
                                                                  --------       -------
   Total gross deferred tax assets                                  42,158        42,713
   Less: valuation allowance                                            --            --
                                                                  --------       -------
   Deferred tax assets                                            $ 42,158       $42,713
                                                                  --------       -------

Deferred tax liabilities:
 Bank premises and equipment, principally due
   to differences in depreciation and lease transactions          $ 24,167       $22,871
 Deferred assets, principally due to expense recognition             1,495         1,258
 Investments, principally due to interest income recognition         3,143         1,884
 Capitalization of mortgage servicing rights                        11,435         9,063
 Unrealized gains on available-for-sale securities                   9,417            --
                                                                  --------       -------
   Total gross deferred tax liabilities                             49,657        35,076
                                                                  --------       -------

   Net deferred tax assets (liabilities)                          $ (7,499)      $ 7,637
                                                                  ========       =======

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences existing at December 31, 2000.

         At December 31, 2000 the Company has net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,643,000 that are available to offset future federal taxable income, subject to various limitations, through 2009.

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

         The BancorpSouth, Inc. Restoration Plan (the "Restoration Plan") provides for the payment of retirement benefits to certain participants in the BancorpSouth, Inc. Retirement Plan (the "Basic Plan"). The Restoration Plan covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986 and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing their benefit under the Basic Plan.

         A summary of the defined benefit retirement plans at and for the years ended December 31, 2000, 1999 and 1998 follows:

                                                         2000           1999           1998
                                                       --------       --------       --------
Change in benefit obligation:                                      (In thousands)
----------------------------
Projected benefit obligation at beginning of year      $ 37,328       $ 37,577       $ 34,050
Service cost                                              1,924          3,131          2,284
Interest cost                                             2,443          2,795          2,396
Curtailment                                                 929             --             --
Amendments                                                2,697             --             --
Actuarial (gain) loss                                     4,530         (3,104)         2,870
Benefits paid                                            (2,138)        (3,071)        (4,023)
                                                       --------       --------       --------
Projected benefit obligation at end of year            $ 47,713       $ 37,328       $ 37,577
                                                       ========       ========       ========
Change in plan assets:
----------------------
Fair value of plan assets at beginning of year         $ 48,095       $ 46,333       $ 42,454
Actual return on assets                                    (349)         3,471          6,777
Employer contributions                                       --          1,362          1,125
Benefits paid                                            (2,138)        (3,071)        (4,023)
                                                       --------       --------       --------
Fair value of plan assets at end of year               $ 45,608       $ 48,095       $ 46,333
                                                       ========       ========       ========
Funded status:
--------------
Benefit obligation                                     $(47,713)      $(37,328)      $(37,577)
Fair value of plan assets                                45,608         48,095         46,333
Unrecognized transition amount                               (2)            (4)            (6)
Unrecognized prior service cost                           1,744         (1,338)        (1,604)
Unrecognized actuarial gain                                 102         (7,752)        (4,625)
                                                       --------       --------       --------
Net amount recognized                                  $   (261)      $  1,673       $  2,521
                                                       ========       ========       ========
Components of net periodic pension cost:
----------------------------------------
Service cost                                           $  1,924       $  3,131       $  2,284
Interest cost                                             2,981          2,795          2,396
Expected return on assets                                (3,289)        (3,434)        (3,144)
Amortization of unrecognized transition amount               (2)            (7)           202
Recognized prior service cost                                90            (78)           (78)
Recognized net gain                                        (745)          (157)          (152)
                                                       --------       --------       --------
Net periodic pension cost                              $    959       $  2,250       $  1,508
                                                       ========       ========       ========

         Plan assets consist primarily of listed bonds and commingled funds. The assumptions used for measuring net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 are presented in the following table.

                                                     2000             1999             1998
                                                 --------------   --------------   --------------
Discount rate                                        7.75%            7.75%            6.75%
Rate of compensation increase                        4.00             4.00             4.00
Expected rate of return on plan assets               9.00             7.50             7.50


         The Company has a non-qualified supplemental retirement plan for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years. The amount accrued under the plan was $234,000 in 2000, $144,000 in 1999 and $128,000 in 1998.

         The Company has a deferred compensation plan (commonly referred to as a "401(k) Plan"), whereby employees may contribute a portion of their compensation, as defined, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. Plan expense for the years ended December 31, 2000, 1999 and 1998 was $3,507,000, $3,149,000 and $3,011,000,
respectively.

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

          The following table presents information for loans at December 31, 2000 and 1999:.

                                                  2000                                    1999
                                     ------------------------------           -----------------------------
                                       BOOK                 FAIR               BOOK                FAIR
                                       VALUE                VALUE              VALUE               VALUE
                                     ----------          ----------          ----------          ----------
                                                                (In thousands)
Commercial and agricultural          $  757,885          $  744,563          $  712,799          $  747,250
Consumer and installment              1,065,324           1,046,598           1,197,277           1,269,761
Real estate mortgage                  4,027,751           3,956,954           3,444,172           3,639,278
All other                                21,238              20,865              12,984              13,280
                                     ----------          ----------          ----------          ----------
    Total                            $5,872,198          $5,768,980          $5,367,232          $5,669,569
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

DEPOSIT LIABILITIES

          Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts and money market checking accounts, is equal to the amount payable on demand as of December 31, 2000 and 1999. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities. The following table presents information for certificates of deposit at December 31, 2000 and 1999:

                                                                         2000                               1999
                                                             ----------------------------        ----------------------------
                                                               BOOK              FAIR              BOOK              FAIR
                                                               VALUE             VALUE             VALUE             VALUE
                                                             ----------        ----------        ----------        ----------
                                                                                     (In thousands)
Maturing or repricing in six months or less                  $1,643,409        $1,666,562        $1,839,822        $1,864,737
Maturing or repricing between six months and one year         1,243,370         1,304,788           931,991           945,814
Maturing or repricing between one and three years               880,237           965,766           694,730           703,070
Maturing or repricing beyond three years                         97,227           128,200           106,948           118,561
                                                             ----------        ----------        ----------        ----------
     Total                                                   $3,864,243        $4,065,316        $3,573,491        $3,632,182
                                                             ==========        ==========        ==========        ==========

DEBT

         The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company's fixed-term FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities. The following table presents information on the FHLB advances at December 31, 2000 and 1999:

                                                            2000                           1999
                                                   -----------------------        -----------------------
                                                    BOOK           FAIR            BOOK           FAIR
Final due date                                      VALUE          VALUE           VALUE          VALUE
--------------                                     --------       --------        --------       --------
                                                                        (In thousands)
       2001                                        $ 10,000        $10,014        $  2,088       $  2,075
       2002                                           5,000          4,994           5,000          4,940
2005 and thereafter                                 137,049        135,369         159,159        150,953
                                                   --------       --------        --------       --------
       Total                                       $152,049       $150,377        $166,247       $157,968
                                                   ========       ========        ========       ========

 (14) STOCK INCENTIVE AND STOCK OPTION PLANS

         In 1995, the Company issued 60,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 30,000 at December 31, 2000. The compensation associated with this award is being recognized over the 10-year period.

         In 1998, the Company issued 70,000 shares of common stock to a key employee. The shares vest over a 6-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 42,000 at December 31, 2000.

         In 1998, the Company issued an aggregate of 8,000 shares to the directors of the Company. The shares vest over a 3-year period and the unearned shares are held in escrow and totaled 2,144 at December 31, 2000. The compensation associated with this award is being recognized over the 3-year period.

         In 2000, the Company issued 100,000 shares of common stock to a key employee. The shares vest over a 5-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 100,000 at December 31, 2000. The compensation associated with this award is being recognized over the 5-year period.

         Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company's 1990, 1994 and 1995 stock incentive plans. The stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 2000, the Company had outstanding 475,264 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded reductions in compensation expense of $1,844,000, $956,000 and $2,709,000 in 2000, 1999 and 1998, respectively, related to the SARs because of the changes in market value of its common stock. In 1995 and 1998, pursuant to certain acquisitions, incentive and non-qualified stock options were granted to employees and directors of the companies being acquired in exchange for stock options that were outstanding at the time those mergers were consummated. The number of shares and option prices of shares authorized under the various stock option plans have been adjusted for the two-for-one stock split effected in the form of a stock dividend discussed in Note 2.

         In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company's common stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of common stock.

         A summary of the status of the Company's stock options outstanding as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                         2000                         1999                     1998
                                ------------------------    ----------------------    -----------------------
                                              WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                               AVERAGE                    AVERAGE                    AVERAGE
                                              EXERCISE                   EXERCISE                   EXERCISE
Options                          SHARES         PRICE        SHARES        PRICE        SHARES        PRICE
-------                         ----------    ----------    ----------   ---------    ----------    ---------
Outstanding at beginning
   of year                      2,194,934        $13.74     1,938,393      $12.37     1,786,797       $10.65
Granted                           539,298         13.01       355,875       16.80       459,651        15.45
Exercised                        (196,530)         6.71       (88,874)       4.58      (261,434)        6.02
Expired or cancelled              (28,600)        19.10       (10,460)       9.88       (46,621)        7.81
                                ---------                   ---------                 ---------
Outstanding at end of year      2,509,102        $14.08     2,194,934      $13.74     1,938,393       $12.37
                                =========                   =========                 =========
Exercisable at end of year      1,873,802                   1,498,372                 1,274,506
                                =========                   =========                 =========

         The following table summarizes information about stock options at December 31, 2000:

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             -----------------------------------------------   -------------------------------
     Range of                   NUMBER       WEIGHTED-AVG      WEIGHTED-AVG      NUMBER          WEIGHTED-AVG
 Exercise Prices             OUTSTANDING    REMAINING LIFE    EXERCISE PRICE   EXERCISABLE      EXERCISE PRICE
-----------------            ------------   --------------    --------------   -----------      --------------

 $ 2.47 to $ 3.58                  6,484         2.7 years         $ 3.41            6,484            $ 3.41
 $ 6.41 to $ 6.49                 76,876         1.7                 6.42           76,876              6.42
 $ 7.44 to $ 9.38                403,723         3.1                 8.66          403,723              8.66
 $11.06 to $14.45              1,088,451         7.5                12.54          726,951             12.28
 $15.06 to $22.50                933,568         7.9                18.96          659,768             19.47
                               ---------                                         ---------
 $2.47 to $22.50               2,509,102         6.7               $14.08        1,873,802            $13.76
                               =========                                         =========

         SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, adoption of a fair-value based accounting method for employee stock-based compensation arrangements. As permitted by SFAS No. 123, the Company has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation cost. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998: expected options lives of 7 years for all three years; expected dividend yield of 3.00%, 3.18% and 2.84%; expected volatility of 23%, 22% and 22% and risk-free interest rates of 6%, 6% and 7%. Pro forma net income and pro forma net income per share calculated under the provisions of SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998 are presented in the following table.

                                                          2000              1999              1998
                                                     --------------    --------------    --------------
Net income (in thousands)        As reported             $74,396          $102,411           $88,241
                                 Pro forma                73,361           101,163            87,250

Basic earnings per share         As reported             $  0.88          $   1.20           $  1.04
                                 Pro forma                  0.87              1.18              1.03

Diluted earnings per share       As reported             $  0.88          $   1.19           $  1.03
                                 Pro forma                  0.86              1.18              1.02

(15) EARNINGS PER SHARE AND DIVIDEND DATA

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998:


                                            2000                                     1999
                            ------------------------------------  ---------------------------------------
                              INCOME         SHARES    PER SHARE     INCOME        SHARES       PER SHARE
                            (NUMERATOR)  (DENOMINATOR)  AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                            -----------  ------------- --------   -----------   -------------   ---------
BASIC EPS:                                       (In thousands, except per share amounts)
Income available to
  common shareholders         $74,396        84,474     $0.88       $102,411         85,564        $1.20
                                                        =====                                      =====

Effect of dilutive stock
  options                          --           337                       --            444
                              -------        ------                 --------         ------

DILUTED EPS:
Income available to
  common shareholders
  plus assumed exercise       $74,396        84,811     $0.88       $102,411         86,008        $1.19
                              =======        ======     =====       ========         ======        =====

                                                 1998
                               ------------------------------------------
                                  INCOME         SHARES         PER SHARE
                               (NUMERATOR)    (DENOMINATOR)      AMOUNT
                               -----------    -------------     ---------
BASIC EPS:
Income available to
  common shareholders             $88,241         85,094         $1.04
                                                                 =====

Effect of dilutive stock
  options                              --            586
                                  -------         ------

DILUTED EPS:
Income available to
  common shareholders
  plus assumed exercise           $88,241         85,680         $1.03
                                  =======         ======         =====

         Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2000, the Bank could have paid dividends to the Company of $247,000,000 under current regulatory guidelines.

 (16) OTHER COMPREHENSIVE INCOME

         The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2000, 1999 and 1998:


                                                   2000                            1999                           1998
                                       ----------------------------- ------------------------------- ------------------------------
                                        BEFORE     TAX         NET     BEFORE      TAX        NET      BEFORE      TAX       NET
                                         TAX     (EXPENSE)   OF TAX     TAX      (EXPENSE)  OF TAX      TAX     (EXPENSE)   OF TAX
                                        AMOUNT    BENEFIT    AMOUNT    AMOUNT     BENEFIT   AMOUNT     AMOUNT    BENEFIT    AMOUNT
                                       -------- ----------  -------- ---------- ---------- --------- ---------- ---------  --------
Unrealized gains on securities:                                                 (In thousands)
  Unrealized gains (losses) arising
    during holding period               $30,827  $(11,042)   $19,785  $(40,313)   $14,661  $(25,652)   $ 9,272   $(3,505)   $5,767
  Reclassification adjustment
    for net losses (gains) realized in
    net income                           15,493    (5,927)     9,566    (4,249)     1,618    (2,631)    (1,047)      384      (663)
                                        -------  --------    -------  --------    -------  --------    -------   -------    ------
Other comprehensive income (loss)       $46,320  $(16,969)   $29,351  $(44,562)   $16,279  $(28,283)   $ 8,225   $(3,121)   $5,104
                                        =======  ========    =======  ========    =======  ========    =======   =======    ======


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

(In thousands)                                                Amount
                                                             --------
Loans outstanding at December 31, 1999                       $19,512
New loans                                                      3,678
Repayments                                                      (130)
Changes in directors and executive officers                    1,348
                                                             -------
Loans outstanding at December 31, 2000                       $24,408
                                                             =======

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

         The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

                                               2000       1999
                                             --------   --------
                                                (In thousands)
Balance at beginning of year                 $35,267    $28,150
Mortgage servicing rights capitalized          7,333     11,879
Amortization expense                          (5,425)    (4,762)
                                             -------    -------
Balance at end of year                        37,175     35,267
Valuation allowance                           (2,392)    (1,368)
                                             -------    -------
Fair value at end of year                    $34,783    $33,899
                                             =======    =======


(19)  REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve (FRB) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (Tier I) of a least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 3% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2000 and 1999, respectively, as set forth in the following table:

                                                        2000                    1999
                                                --------------------    --------------------
                                                 AMOUNT       RATIO      AMOUNT       RATIO
                                                --------     -------    --------     -------
                                                      (Dollars in thousands)
Total Capital (to Risk-Weighted Assets)         $811,724      12.56%    $813,401      14.02%
Tier I Capital (to Risk-Weighted Assets)         730,900      11.31      740,036      12.75
Tier I Leverage Capital (to Average Assets)      730,900       8.10      740,036       8.83

(20)  SEGMENTS

         The Company's principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services and other activities not allocated to community banking.

         Results of operations and selected financial information by operating segment for the three years ended December 31, 2000, 1999 and 1998 are presented below:

                                                                                         GENERAL
                                                                         COMMUNITY      CORPORATE
                                                                          BANKING        AND OTHER          TOTAL
                                                                       -----------       ---------          -----
          2000                                                                        (In thousands)
          RESULTS OF OPERATIONS
          Net interest revenue                                         $  271,775        $ 55,377        $  327,152
          Provision for credit losses                                      24,379           1,787            26,166
          ---------------------------------------------------------------------------------------------------------
          Net interest income after provision                             247,396          53,590           300,986
          for credit losses
          Other revenue                                                    42,660          42,918            85,578
          Other expense                                                   224,348          49,879           274,227
          ---------------------------------------------------------------------------------------------------------
          Income before income taxes                                       65,708          46,629           112,337
          Income taxes                                                     22,192          15,749            37,941
          ---------------------------------------------------------------------------------------------------------
          Net income                                                   $   43,516        $ 30,880        $   74,396
          SELECTED FINANCIAL INFORMATION
          Identifiable assets                                          $8,223,507        $820,527        $9,044,034
          Depreciation & amortization                                      20,844           1,853            22,697

          1999
          RESULTS OF OPERATIONS
          Net interest revenue                                         $  262,084        $ 54,436        $  316,520
          Provision for credit losses                                      14,813           2,999            17,812
          ---------------------------------------------------------------------------------------------------------
          Net interest income after provision                             247,271          51,437           298,708
          for credit losses
          Other revenue                                                    59,607          40,714           100,321
          Other expense                                                   206,344          45,538           251,882
          ---------------------------------------------------------------------------------------------------------
          Income before income taxes                                      100,534          46,613           147,147
          Income taxes                                                     30,565          14,171            44,736
          ---------------------------------------------------------------------------------------------------------
          Net income                                                   $   69,969        $ 32,442        $  102,411
          SELECTED FINANCIAL INFORMATION
          Identifiable assets                                          $7,816,689        $625,008        $8,441,697
          Depreciation & amortization                                      18,950           1,016            19,966

          1998
          RESULTS OF OPERATIONS
          Net interest revenue                                         $  246,438        $ 50,872        $  297,310
          Provision for credit losses                                      16,563           2,747            19,310
          ---------------------------------------------------------------------------------------------------------
          Net interest income after provision credit losses               229,875          48,125           278,000
          for credit losses
          Other revenue                                                    51,239          34,179            85,418
          Other expense                                                   191,315          41,613           232,928
          ---------------------------------------------------------------------------------------------------------
          Income before income taxes                                       89,799          40,691           130,490
          Income taxes                                                     29,074          13,175            42,249
          ---------------------------------------------------------------------------------------------------------
          Net income                                                   $   60,725        $ 27,516        $   88,241
          SELECTED FINANCIAL INFORMATION
          Identifiable assets                                          $7,314,566        $585,089        $7,899,655
          Depreciation & amortization                                      17,251           1,204            18,455

(21)     COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

         Rent expense was approximately $4,793,000 for 2000, $4,413,000 for 1999 and $3,970,000 for 1998. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

         (In thousands)                             Amount
                                                   --------
         2001                                      $ 3,811
         2002                                        3,121
         2003                                        2,441
         2004                                        1,490
         2005                                          887
         Thereafter                                  1,051
                                                   -------
         Total future minimum lease payments       $12,801
                                                   =======

MORTGAGE LOANS SERVICED FOR OTHERS

         The Company services mortgage loans for others which are not included in the accompanying financial statements. Included in the $2.2 billion of loans serviced for investors at December 31, 2000, is approximately $7.0 million of primary recourse servicing where the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral which consists of single family residences and either federal or private mortgage insurance.

FORWARD CONTRACTS

         Forward contracts are agreements to purchase or sell securities at a future specific date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2000, the Company had obligations under forward contracts consisting of commitments to sell mortgage loans originated or purchased by the Company into the secondary market at a future date. These obligations are entered into by the Company in order to establish the interest rate at which it can offer mortgage loans to its customers. Mortgage loans held for sale by the Company for delivery into the secondary market are recorded at the lower of cost or market. As of December 31, 2000, the contractual or notional amount of these forward contracts was approximately $29,000,000.

LENDING COMMITMENTS

         In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2000, these included approximately $48,489,000 for letters of credit, and approximately $1,046,216,000 for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. No significant credit losses are expected from these commitments and arrangements.

LITIGATION

         Various legal claims have arisen in the normal course of business, including claims against entities to which the Company is successor as a result of business combinations. In the opinion of management, the ultimate resolution of these claims will have no material effect on the Company's consolidated financial position.

RESTRICTED CASH BALANCE

         Aggregate reserves (in the form of deposits with the Federal Reserve
Bank) of $48,919,000 were maintained to satisfy Federal regulatory requirements at December 31, 2000.

(22) CONDENSED FINANCIAL STATEMENT INFORMATION OF BANCORPSOUTH, INC. (PARENT COMPANY ONLY)

         The following condensed unaudited financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:

CONDENSED BALANCE SHEETS                                                                        DECEMBER 31
                                                                                        ------------------------
                                                                                          2000              1999
                                                                                        --------        --------
Assets:                                                                                       (In thousands)
Cash on deposit with subsidiary bank                                                    $ 23,526        $ 46,084
Investment in subsidiaries                                                               768,830         715,415
Other assets                                                                              15,363          19,267
                                                                                        --------        --------
  Total assets                                                                          $807,719        $780,766
                                                                                        ========        ========

Liabilities and shareholders' equity:
Total liabilities                                                                       $ 18,143        $ 23,655
Shareholders' equity                                                                     789,576         757,111
                                                                                        --------        --------
  Total liabilities and shareholders' equity                                            $807,719        $780,766
                                                                                        ========        ========
                                                                                                YEARS ENDED DECEMBER 31
                                                                                       --------------------------------------
CONDENSED STATEMENTS OF INCOME                                                          2000            1999           1998
                                                                                       -------        --------        -------
                                                                                                   (In thousands)
Dividends from subsidiaries                                                            $62,600        $ 49,625        $57,055
Management fees from subsidiaries                                                           --             499          2,327
Other operating income                                                                   3,142             200            884
                                                                                       -------        --------        -------
  Total income                                                                          65,742          50,324         60,266

Operating expenses                                                                      12,623           7,479         11,664
                                                                                       -------        --------        -------
Income before tax benefit and equity in undistributed earnings                          53,119          42,845         48,602
Income tax benefit                                                                       1,383           2,816            530
                                                                                       -------        --------        -------
Income before equity in undistributed earnings
  of subsidiaries                                                                       54,502          45,661         49,132
Equity in undistributed earnings of subsidiaries                                        19,894          56,750         39,109
                                                                                       -------        --------        -------
  Net income                                                                           $74,396        $102,411        $88,241
                                                                                       =======        ========        =======
                                                                                               YEARS ENDED DECEMBER 31
                                                                                       --------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                                       2000           1999           1998
                                                                                       -------        --------        -------
                                                                                                   (In thousands)
Operating activities:
  Net income                                                                           $74,396        $102,411        $88,241
  Adjustments to reconcile net income
    to net cash provided by operating activities                                       (67,656)        (63,204)       (21,195)
                                                                                       -------        --------        -------
Net cash provided by operating activities                                                6,740          39,207         67,046
Net cash used in financing activities                                                  (29,298)        (45,708)       (58,608)
                                                                                       -------        --------        -------
Increase (decrease) in cash and cash equivalents                                       (22,558)         (6,501)         8,438
Cash and cash equivalents at beginning of year                                          46,084          52,585         44,147
                                                                                       -------        --------        -------
Cash and cash equivalents at end of year                                               $23,526        $ 46,084        $52,585
                                                                                       =======        ========        =======

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no disagreements with the Company's independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. - Directors and Executive Officers of the Registrant

         Information concerning the directors and nominees of the Company appears under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 annual meeting of shareholders, and is incorporated herein by reference.

Executive Officers of Registrant

         Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.


         Name                                        Offices Held                                              Age
         ----                                        ------------                                              ---

         Aubrey B. Patterson                         Chairman of the Board of                                   58
                                                     Directors and Chief
                                                     Executive Officer
                                                     of the Company and BancorpSouth
                                                     Bank; Director of the Company

         James V. Kelley                             President and Chief Operating Officer                      51
                                                     of the Company and BancorpSouth
                                                     Bank; Director of the Company

         L. Nash Allen, Jr.                          Treasurer, and Chief                                       56
                                                     Financial Officer of
                                                     the Company; Executive
                                                     Vice President, Chief Financial
                                                     Officer and Cashier, BancorpSouth Bank

         Harry R. Baxter                             Executive Vice President of the Company                    56
                                                     and Vice Chairman and
                                                     Director of Marketing
                                                     of  BancorpSouth Bank

         Gary R. Harder                              Executive Vice President of the Company                    56
                                                     and Executive Vice President, Audit and
                                                     Loan Review of BancorpSouth Bank

         Michael W. Weeks                            Executive Vice President of the                            52
                                                     Company and Vice Chairman of
                                                     BancorpSouth Bank

         Michael L. Sappington                       Executive Vice President of the Company                    51
                                                     and Vice Chairman of
                                                     BancorpSouth Bank

         Gregg Cowsert                               Executive Vice President of the                            53
                                                     Company and Vice Chairman and
                                                     Chief Lending Officer of BancorpSouth
                                                     Bank


         Cathy M. Robertson                 Executive Vice President of the                                     46
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

         Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company since the August 31, 2000 merger of First United Bancshares, Inc. with the Company. Prior to the merger, he served as Chairman of the Board, President and Chief Executive Officer of First United Bancshares, Inc. for at least the past five years.

         Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

         Mr. Baxter has served as Executive Vice President of the Company and Vice Chairman and Director of Marketing of the Bank for at least the past five years.

         Mr. Harder has served as Senior Vice President and Executive Vice President-Loan Review of the Bank for at least the past five years. He is also Executive Vice President of the Company.

         Mr. Weeks served as Chairman of the Board and Chief Executive Officer of Volunteer Bank, a former subsidiary of the Company, until June 1997 when Volunteer Bank was merged into BancorpSouth Bank and he was named Vice Chairman of BancorpSouth Bank. He has served as Executive Vice President of the Company for at least the past five years.

         Mr. Sappington has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.

         Mr. Cowsert has served as Executive Vice President and Vice Chairman of the Bank for at least the past five years. He has also served as Executive Vice President of the Company.

         Mrs. Robertson has served as First Vice President, Senior Vice President and Executive Vice President of the Bank for at least the past five years. She is also Executive Vice President of the Company.


Item 11.- Executive Compensation

         Information concerning the remuneration of executive officers of the Company appears under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2001 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption "Compensation of Directors" in the Company's definitive Proxy Statement for its 2001 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.- Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of certain beneficial owners and directors and executive officers of the Company appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for its 2001 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.- Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions with management and others appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2001 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Consolidated Financial Statements:  See Item 8.

(a) 2.   Consolidated Financial Statement Schedules:
         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a) 3.   Exhibits:
------------------
         (3)      (a)  Articles of Incorporation, as amended and restated. (1)
                  (b)  Bylaws, as amended and restated. (2)
                  (c)  Amendment No. 1 to Amended and Restated Bylaws.
         (4)      Specimen Common Stock Certificate. (3)
         (10)     (a)  1998 Director Stock Plan. (2)(12)
                  (b)  Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (4)(12)
                  (c)  1994 Stock Incentive Plan. (5)(12)
                  (d)  1995 Non-Qualified Stock Option Plan for Non-Employee Directors.  (5)(12)
                  (e)  Stock Bonus Agreement between BancorpSouth, Inc.
                       and Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of
                       Mississippi and Michael W. Weeks dated January 17, 1995 (6)(12)
                  (f)  Stock Bonus Agreement between BancorpSouth,  Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and
                       Aubrey B. Patterson, dated March 20, 1998 (7)(12)
                  (g)  First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson (8)(12)
                  (h)  Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson (12)
                  (i)  Stock Bonus Agreement between  BancorpSouth,  Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between  BancorpSouth Bank and James V.
                       Kelley, dated April 16, 2000 (9)(12)
                  (j)  Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley (10)(12)
                  (k)  Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit
                       Sharing Employee Stock Ownership Plan. (11)(12)
         (11)     Statement re computation of per share earnings.
         (21)     Subsidiaries of the Registrant.
         (23)     Consent of Independent Accountants.
         (28)     Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit
                  Sharing Employee Stock Ownership  Plan. (11)(12)
(1)      Filed as exhibits 3.1 and 3.2 to the Company's  registration  statement on Form S-4 filed on January 6, 1995
         (Registration No. 33-88274) and incorporated by reference thereto.
(2)      Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
         (file number 1-12991) and incorporated by reference thereto.
(3)      Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
         (file number 0-10826) and incorporated by reference thereto.
(4)      Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1988
         (file number 0-10826) and incorporated by reference thereto.
(5)      Filed as an exhibit to the Company's Quarterly  Report on Form 10-Q for the three months ended March 31, 1998
         (file number  1-12991) and incorporated by reference thereto.
(6)      Filed as an exhibit to the Company's  Annual Report on Form 10-K for the year ended December 31, 1995
         (file number 0-10826) and incorporated by reference thereto.

(7)      Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997 (file number 1-12991), and incorporated by reference thereto.
(8)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(9)      Filed as exhibits 10.3 and 10.4 to the Company's  registration  statement on Form S-4 filed June 14, 2000
         (Registration No. 333-39326) and incorporated by reference thereto.
(10)     Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991)
         and incorporated by reference thereto.
(11)     Filed as an exhibit to the Company's  Annual Report on Form 10-K for the year ended December 31, 1990
         (file number 0-10826) and  incorporated by reference thereto.
(12)     Compensatory plans or arrangements.



(b)      Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on November 22, 2000 reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

The Company filed amendments on Form 8-K/A on November 14, 2000 and November 15, 2000, reporting under Item 2, "Acquisition or Disposition of Assets," Item 5, "Other Events," and Item 7, "Financial Statements and Exhibits."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANCORPSOUTH, INC.

DATE:  March 28, 2001                    By:  /s/ Aubrey B. Patterson
                                         --------------------------------------
                                          Aubrey B. Patterson
                                          Chairman of the Board
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                             Chairman of the Board, Chief Executive
                                                             Officer (Principal Executive Officer)
/s/ Aubrey B. Patterson                                      and Director                                   March 28, 2001
---------------------------------------------
Aubrey B. Patterson

                                                             Treasurer and Chief Financial
                                                             Officer (Principal Financial and
/s/ L. Nash Allen, Jr.                                       Accounting Officer)                            March 28, 2001
---------------------------------------------
L. Nash Allen, Jr.


/s/ Shed H. Davis                                            Director                                       March 28, 2001
---------------------------------------------
Shed H. Davis


/s/ Hassell H. Franklin                                      Director                                       March 28, 2001
---------------------------------------------
Hassell H. Franklin


/s/ W. G. Holliman, Jr.                                      Director                                       March 28, 2001
---------------------------------------------
W. G. Holliman, Jr..


/s/ A. Douglas Jumper                                        Director                                       March 28, 2001
---------------------------------------------
A. Douglas Jumper


/s/ James V. Kelley                                           President, Chief Operating                    March 28, 2001
---------------------------------------------                 Officer and Director
James V. Kelley


/s/ Turner O. Lashlee                                         Director                                      March 28, 2001
---------------------------------------------
Turner O. Lashlee


/s/ R. Madison Murphy                                         Director                                      March 28, 2001
---------------------------------------------
R. Madison Murphy


/s/ Robert C. Nolan                                           Director                                      March 28, 2001
---------------------------------------------
Robert C. Nolan

/s/ W. Cal Partee, Jr                                         Director                                      March 28, 2001
---------------------------------------------
W. Cal Partee, Jr.


/s/ Alan W. Perry                                             Director                                      March 28, 2001
---------------------------------------------
Alan W. Perry


/s/ Travis E. Staub                                           Director                                      March 28, 2001
---------------------------------------------
Travis E. Staub


 /s/ Andrew R. Townes                                         Director                                      March 28, 2001
---------------------------------------------
Andrew R. Townes, DDS