Form 10-Q
period 2001-03-31
BANCORPSOUTH INC
filed 2001-05-14
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    ----------------------------------------

                                    FORM 10-Q
(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

/    /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ----------------    to    ----------------

                    ----------------------------------------

                         Commission file number 1-12991
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes-X No-
     On May 8, 2001, the Registrant had outstanding 83,548,125 shares of common stock, par value $2.50 per share.

                               BANCORPSOUTH, INC.
                                    CONTENTS
PART I. Financial Information                                             Page
        ITEM 1. Financial Statements

                Consolidated Condensed Balance Sheets (Unaudited)
                March 31, 2001 and December 31, 2000                         3

                Consolidated Condensed Statements of Income (Unaudited)
                Three Months Ended March 31, 2001 and 2000                   4

                Consolidated Condensed Statements of Cash Flows (Unaudited)
                Three Months Ended March 31, 2001 and 2000                   5

                Notes to Consolidated Condensed Financial
                Statements (Unaudited)                                       6

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11

        ITEM 3. Quantitative and Qualitative Disclosures
                About Market Risk                                           17

PART II. Other Information
        ITEM 6. Exhibits and Reports on Form 8-K                            18

                           FORWARD-LOOKING STATEMENTS
          Certain statements contained in this Report may not be based on historical facts and are "forward-looking statements" within the meaning of
     Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as "anticipate," "believe," "estimate," "expect," "may," "might," "will," "intend" and "would." These forward-looking statements include, without limitation, those relating to the Company's liquidity, allowance for credit losses, equipment expense, stock repurchase program and capital resources. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, prevailing interest rates and government fiscal and monetary policies, effectiveness of the Company's interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, changes in the Company's operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, and other risks detailed from time to time in the Company's press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

                                     PART I
                              FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               BANCORPSOUTH, INC.
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                               March 31,     December 31,
                                                                 2001            2000
                                                             -------------   -------------
                                                                     (In thousands)
ASSETS
Cash and due from banks                                          $298,663        $314,888
Interest bearing deposits with other banks                          7,871          11,687
Held-to-maturity securities, at amortized cost                  1,224,997       1,189,129
Available-for-sale securities, at fair market value               973,847         857,400
Federal funds sold and securities
   purchased under agreement to resell                            520,399         212,925
Loans                                                           6,021,043       6,161,082
  Less:  Unearned discount                                         60,181          65,767
            Allowance for credit losses                            80,461          81,730
                                                             -------------   -------------
Net loans                                                       5,880,401       6,013,585
Mortgages held for sale                                            50,953          27,820
Premises and equipment, net                                       202,539         197,898
Other assets                                                      224,408         218,702
                                                             -------------   -------------
TOTAL ASSETS                                                   $9,384,078      $9,044,034
                                                             =============   =============
LIABILITIES
Deposits:
  Demand:  Non-interest bearing                                $1,032,551      $1,009,808
                  Interest bearing                              1,828,324       1,682,278
  Savings                                                         895,771         924,591
  Time                                                          4,028,981       3,864,243
                                                             -------------   -------------
Total deposits                                                  7,785,627       7,480,920
Federal funds purchased and securities
   sold under repurchase agreements                               502,749         503,427
Long-term debt                                                    151,778         152,049
Other liabilities                                                 139,839         118,062
                                                             -------------   -------------
TOTAL LIABILITIES                                               8,579,993       8,254,458
                                                             -------------   -------------

SHAREHOLDERS' EQUITY
Common stock                                                      214,484         214,484
Capital surplus                                                    70,581          70,841
Accumulated other comprehensive income                             22,933          15,202
Retained earnings                                                 525,383         515,599
Less cost of shares held in treasury                              (29,296)        (26,550)
                                                             -------------   -------------
TOTAL SHAREHOLDERS' EQUITY                                        804,085         789,576
                                                             -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $9,384,078      $9,044,034
                                                             =============   =============

See accompanying notes to consolidated condensed financial statements.

                               BANCORPSOUTH, INC.
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                Three months ended
                                                                      March 31,
                                                            ---------------------------
                                                                  2001           2000
                                                            ------------- -------------
                                                             (In thousands, except for
                                                                 per share amounts)
INTEREST REVENUE:
Loans                                                           $136,123      $123,375
Deposits with other banks                                            176           340
Interest on federal funds sold and securities
   purchased under agreement to resell                             5,601         1,447
Held-to-maturity securities:
  U. S. Treasury                                                     328           860
  U. S. Government agencies & corporations                        12,672        10,463
  Obligations of states & political subdivisions                   3,050         4,015
  Other                                                                0            71
Available-for-sale securities                                     15,576        17,173
Mortgages held for sale                                              614           985
                                                            ------------- -------------
  Total interest revenue                                         174,140       158,729
                                                            ------------- -------------
INTEREST EXPENSE:
Deposits                                                          83,944        70,536
Interest on federal funds purchased and securities
   sold under agreement to repurchase                              6,313         3,164
Other                                                              2,284         3,701
                                                            ------------- -------------
  Total interest expense                                          92,541        77,401
                                                            ------------- -------------
  Net interest revenue                                            81,599        81,328
Provision for credit losses                                        4,097         4,615
                                                            ------------- -------------
 Net interest revenue, after provision for
    credit losses                                                 77,502        76,713
                                                            ------------- -------------
OTHER REVENUE:
Mortgage lending                                                  (1,333)        3,422
Trust income                                                       1,684         1,644
Service charges                                                   10,342         9,098
Life insurance income                                              1,094         1,020
Security gains (losses), net                                       2,884           177
Insurance service fees                                             4,608         3,499
Other                                                              8,670         7,814
                                                            ------------- -------------
  Total other revenue                                             27,949        26,674
                                                            ------------- -------------
OTHER EXPENSE:
Salaries and employee benefits                                    38,721        33,933
Net occupancy expense                                              5,129         4,449
Equipment expense                                                  7,032         5,546
Telecommunications                                                 2,182         1,575
Other                                                             19,768        18,617
                                                            ------------- -------------
  Total other expense                                             72,832        64,120
                                                            ------------- -------------
  Income before income taxes                                      32,619        39,267
Income tax expense                                                10,300        12,622
                                                            ------------- -------------
  Net income                                                     $22,319       $26,645
                                                            ============= =============

Earnings per share:  Basic                                         $0.27         $0.31
                                                            ============= =============
                     Diluted                                       $0.27         $0.31
                                                            ============= =============

Dividends declared per common share                                $0.14         $0.13
                                                            ============= =============

See accompanying notes to consolidated condensed financial statements.


                               BANCORPSOUTH, INC.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                          2001            2000
                                                      ----------      ----------
                                                            (In thousands)
Net cash provided by operating activities                $16,523         $40,424
                                                      ----------      ----------

Investing activities:
Proceeds from calls and maturities of
  held-to-maturity securities                            136,221         108,147
Proceeds from calls and maturities of
  available-for-sale securities                           62,937          48,682
Proceeds from sales of
  available-for-sale securities                           79,657           1,984
Purchases of  held-to-maturity securities               (340,526)       (156,688)
Purchases of  available-for-sale securities              (73,844)        (48,146)
Net increase in short-term investments                  (307,474)        (14,494)
Net (increase) decrease in loans                          67,111        (165,791)
Proceeds from sale of student loans                       61,878          90,483
Purchases of premises and equipment                      (13,309)         (6,124)
Proceeds from sale of premises and equipment               1,945           2,646
Other, net                                                (5,184)         26,781
                                                      ----------      ----------
Net cash used by investing activities                   (330,588)       (112,520)
                                                      ----------      ----------

Financing activities:
Net increase in deposits                                 304,707         179,180
Net (decrease) increase in short-term
  borrowings and other liabilities                         5,108         (23,276)
Repayment of long-term debt                                 (271)        (80,657)
Acquisition of treasury stock                             (3,948)        (12,386)
Payment of cash dividends                                (11,750)        (10,615)
Exercise of stock options                                    178             136
                                                      ----------      ----------
Net cash provided by financing activities                294,024          52,382
                                                      ----------      ----------

Decrease in cash and cash equivalents                    (20,041)        (19,714)
Cash and cash equivalents at beginning of
  period                                                 326,575         341,611
                                                      ----------      ----------
Cash and cash equivalents at end of period              $306,534        $321,897
                                                      ==========      ==========

See accompanying notes to consolidated condensed financial statements.

                               BANCORPSOUTH, INC.
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPALS OF
         CONSOLIDATION

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the "Company"), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

          The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, Eagle Premium Assistance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:


                                         March 31,         December 31,
                               -------------------------   ------------
                                    2001          2000          2000
                               -----------   -----------   ------------
                                             (In thousands)

Commercial and agricultural       $644,796      $656,128      $757,885
Consumer and installment           939,878     1,106,846     1,065,324
Real estate mortgage:
   1-4 Family                    1,748,815     1,527,925     1,724,636
   Other                         2,337,140     2,054,273     2,303,115
Lease financing                    263,984       267,188       288,884
Other                               86,430        86,244        21,238
                               -----------   -----------   ------------
     Total                      $6,021,043    $5,698,604    $6,161,082
                               ===========   ===========   ============

The following table presents information concerning non-performing loans:

                                         March 31,      December 31,
                                           2001             2000
                                         ---------      ------------
                                               (In thousands)

Non-accrual loans                         $12,116          $15,572
Loans 90 days or more past due             22,338           25,732
Restructured loans                          1,542              879
                                         --------        ---------
Total non-performing loans                $35,996          $42,183
                                         ========        =========


NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:



                                          Three month periods           Year ended
                                            ended March 31,             December 31,
                                       ---------------------------      ------------
                                          2001             2000             2000
                                       ----------        ---------      ------------
                                                       (In thousands)

Balance at beginning of period           $81,730          $74,232          $74,232
Provision charged to expense               4,097            4,615           26,166
Recoveries                                 1,364            1,043            4,972
Loans charged off                         (6,730)          (3,528)         (24,606)
Acquisitions                                 -                -                966
                                       ----------        ---------      ------------
Balance at end of period                 $80,461          $76,362          $81,730
                                       ==========        =========      ============


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

                                                      Three Months Ended March 31,
                            ------------------------------------------------------------------------------
                                               2001                                    2000
                            ---------------------------------------  -------------------------------------
                              Income        Shares       Per Share     Income        Shares      Per Share
                            (Numerator)   (Denominator)    Amount   (Numerator)   (Denominator)    Amount
                            -----------   -------------  ---------  -----------   -------------  ---------
                                                 (In thousands, except per share amounts)
Basic EPS
Income available to
   common shareholders          $22,319          83,808      $0.27      $26,645          85,313      $0.31
                                                         =========                               =========
Effect of dilutive stock
  options                                           392                                     391
                            -----------   -------------             -----------   -------------

Diluted EPS
Income available to
   common shareholders
   plus assumed exercise        $22,319          84,200      $0.27      $26,645          85,704      $0.31
                            ===========   =============  =========  ===========   =============  =========



NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

                                                          Three months ended March 31,
                                            ---------------------------------------------------------
                                                        2001                         2000
                                            ----------------------------- ---------------------------
                                            Before      Tax        Net    Before     Tax        Net
                                             tax     (expense)   of tax    tax    (expense)   of tax
                                            amount    benefit    amount   amount   benefit    amount
                                            --------- --------- --------- -------- --------- --------
                                                                 ( In thousands)
Unrealized gains on securities
 Unrealized gains (losses) arising
   during  holding period                    $14,975   ($5,727)  $9,248    $4,633   ($1,772)  $2,861
 Less:  Reclassification adjustment
    for gains realized in net income          (2,456)      939   (1,517)     (171)       65     (106)
                                            --------- --------- --------  -------- --------- --------
Other comprehensive income (loss)            $12,519   ($4,788)   7,731    $4,462   ($1,707)  $2,755
                                            ========= =========           ======== =========
Net income                                                       22,319                       26,645
                                                                --------                     --------
Comprehensive income                                            $30,050                      $29,400
                                                                ========                     ========


NOTE 6 - BUSINESS COMBINATIONS

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

          On October 31, 2000, Texarkana First Financial Corporation, a single thrift holding company based in Texarkana, Arkansas, merged into the Company in exchange for cash totaling $37.5 million, and its subsidiary, First Federal Savings and Loan Association of Texarkana, a federally chartered stock savings and loan association, merged into the Bank. The transaction was accounted for as a purchase.


NOTE 7 - RECENT PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement was adopted effective January 1, 2001, with no material impact to the financial position of the Company. The Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio as of January 1, 2001.

          At March 31, 2001, the derivatives held by the Company were commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company's objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the rate-lock commitments and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

NOTE 8 - SEGMENT REPORTING

          The Company's principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2001 and 2000 are presented below:


                                                                                General
                                                                Community      Corporate
                                                                 Banking       and Other           Total
                                                              -----------      ---------         --------
                                                                             (In thousands)
Three Months Ended March 31, 2001
Results of Operations
Net interest revenue                                             $67,187        $14,412           $81,599
Provision for credit losses                                        3,221            876             4,097
---------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses             63,966         13,536            77,502
Other revenue                                                     17,508         10,441            27,949
Other expense                                                     58,303         14,529            72,832
---------------------------------------------------------------------------------------------------------
Income before income taxes                                        23,171          9,448            32,619
Income taxes                                                       8,953          1,347            10,300
---------------------------------------------------------------------------------------------------------
Net income                                                       $14,218         $8,101           $22,319
Selected Financial Information
Identifiable assets                                           $8,605,709       $778,369        $9,384,078
Depreciation & amortization                                        6,337            464             6,801

Three Months Ended March 31, 2000
Results of Operations
Net interest revenue                                             $67,355        $13,973           $81,328
Provision for credit losses                                        4,241            374             4,615
---------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses             63,114         13,599            76,713
Other revenue                                                     13,981         12,693            26,674
Other expense                                                     51,045         13,075            64,120
---------------------------------------------------------------------------------------------------------
Income before income taxes                                        26,050         13,217            39,267
Income taxes                                                      12,019            603            12,622
---------------------------------------------------------------------------------------------------------
Net income                                                       $14,031        $12,614           $26,645
Selected Financial Information
Identifiable assets                                           $8,007,241       $553,332        $8,560,573
Depreciation & amortization                                        4,702            425             5,127

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

          The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 2001 and 2000, found in Item 1. "Financial Statements" of this Report. Financial information for all prior periods presented has been restated to include the results of operations and financial condition of First United Bancshares, Inc., which merged into the Company on August 31, 2000 in a transaction accounted for as a pooling of interests. See Note 6 to the Company's consolidated condensed financial statements included in Item 1. "Financial Statements" of this Report for additional information about this merger.

RESULTS OF OPERATIONS
---------------------
Net Income
----------

          The Company's net income for the first quarter of 2001 was $22.32 million, a decrease of 16.24% from $26.65 million in the first quarter of 2000. Basic and diluted earnings per common share for the first quarter of 2001 were $0.27, compared to basic and diluted earning per common share of $0.31 for the same period of 2000. The annualized returns on average assets for the three months ended March 31, 2001 and 2000 were 0.99% and 1.26%, respectively.

Net Interest Revenue
--------------------

          Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company's long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis using an effective tax rate of 35%.

          Net interest revenue was $84.51 million for the three months ended March 31, 2001, compared to $84.31 million for the same period in 2000, representing an increase of $200,000, or 0.24%.

          Interest revenue increased $15.34 million, or 9.71%, to $177.05 million for the three months ended March 31, 2001 from $161.71 million for the three months ended March 31, 2000. This increase was attributable to a $620.01 million, or 7.83%, increase in average interest earning assets to $8.54 billion for the first quarter of 2001 from $7.92 billion for the first quarter of 2000, and an increase in the yield of those assets of 20 basis points to 8.41% for the first quarter of 2001 from 8.21% for the first quarter of 2000.

          Interest expense increased $15.14 million, or 19.56%, to $92.54 million for the three months ended March 31, 2001 from $77.40 million for the three months ended March 31, 2000. This increase was due to a $600.52 million, or 8.98%, increase in average interest bearing liabilities to $7.29 billion for the first quarter of 2001 from $6.68 billion for the first quarter of 2000, and an increase in the average rate paid on those liabilities of 49 basis points to 5.15% for the first quarter of 2001 from 4.66% for the first quarter of 2000.

          The relative performance of the asset deployment and deposit raising functions is frequently measured by two calculations - net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

          Net interest margin for the first quarter of 2001 was 4.01%, a decline of 27 basis points from 4.28% for the same period of 2000. Net interest rate spread for the first quarter of 2001 was 3.26%, a decline of 30 basis points from 3.56% for the same period of 2000. The decline in net interest margin and net interest rate spread in the first quarter of 2001 when compared to the same period of 2000 was due to the significant increase in the average rate paid on interest bearing liabilities that was not offset by the increase in the average yield on earning assets, as variable rate loans and other loans with repricing options were generally repriced more rapidly in response to declines in prevailing interest rates than were interest bearing deposits.

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

          The provision for credit losses totaled $4.10 million for the first quarter of 2001 compared to $4.62 million for the same period of 2000, representing a decrease of 11.22%. Loans charged off, net of recoveries, increased in the first quarter of 2001 due primarily to the deterioration in general economic conditions of the region serviced by the Company. Consumer and installment loans, which include indirect automobile, consumer finance and credit card loans, were most affected by the economic slow down and reflect the most significant increase in net charge-offs. While net charge-offs increased during the first quarter of 2001, loans outstanding declined by approximately $140 million and non-performing loans declined by $6.19 million, thus allowing the Company to reduce the provision for credit losses for the first quarter of 2001. The Company's allowance for credit losses as a percentage of loans outstanding was 1.35% at March 31, 2001 compared to 1.34% at December 31, 2000.

Other Revenue
-------------

          Other revenue for the quarter ended March 31, 2001 totaled $27.95 million, compared to $26.67 million for the same period of 2000, an increase of 4.78%. A loss of $1.33 million from mortgage lending activities was reported for the three months ended March 31, 2001, a decrease of $4.76 million from $3.42 million of revenue from mortgage lending activities reported for the same period of 2000. The decrease was primarily due to impairment in the value of the Company's mortgage servicing asset, which represents the present value of the future stream of mortgage servicing revenue. Declining interest rates, both mortgage and short-term, resulted in a $4.32 million non-cash charge to mortgage revenue to record the impairment of the mortgage servicing asset. To some extent, this charge for impairment of the mortgage servicing asset was offset by increased fees from mortgage origination activity stimulated by lower interest rates. Service charge revenue increased 13.67%, from $9.10 million for the first quarter of 2000 to $10.34 million, for the first quarter of 2001. Insurance service fees increased 31.69%, from $3.50 million for the first quarter of 2000 to $4.61 million, for the first quarter of 2001. Net security gains of $2.88 million were reported in the first quarter of 2001 compared to net gains of $177,000 in the first quarter of 2000, as certain securities were sold from the available-for-sale portfolio.

          Other revenue for the first three months of 2001 includes a $1.7 million gain from the sale of $61.1 million in student loans, continuing a practice begun in the first quarter of 2000 when $85.7 million in student loans were sold at a gain of $2.6 million. The Bank continues to originate student loans and intends to rebuild its portfolio of student loans, which may result in subsequent periodic sales.

Other Expense
-------------

          Other expense totaled $72.83 million for the first quarter of 2001, a 13.60% increase from $64.12 million for the same period of 2000. Salaries and employee benefits expense for the first quarter of 2001 was $38.72 million, a 14.11% increase from $33.93 million for the first quarter of 2000. The increase is attributable to increases in employee salaries and the cost of employee health care and other benefits, the addition of employees for locations added since the first quarter of 2000, an increase in stock appreciation rights expense associated with increases in the market price of the Company's common stock and reduced deferral of salary expense which is capitalized as loan origination costs. Occupancy expense increased 15.28%, to $5.13 million for the first quarter of 2001 from $4.45 million for the first quarter of 2000. The increase was primarily due to additional locations opened since March 31, 2000 and increases in operating costs, particularly maintenance and utilities. Equipment expense of $7.03 million for the first quarter of 2001 represented an increase of 26.79% when compared to equipment expense of $5.55 million for the first quarter of 2000. The primary reason for the increase in equipment expense is the acceleration in depreciation of equipment that will be abandoned when the former First United Bancshares banks are converted to the Company's operating systems during 2001. Telecommunications expense of $2.18 million for the first quarter of 2001 represented an increase of 38.54% when compared to telecommunications expense of $1.58 million for the first quarter of 2000. The increase is primarily attributable to increased voice and data transmission expense.

          The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.


Income Tax
----------

          Income tax expense was $10.30 million and $12.62 million for the first quarter of 2001 and 2000, respectively, representing a decrease of 18.40%. The decrease is a function of reduced income in the first quarter of 2001 when compared to the first quarter of 2000. The effective tax rates for the first quarter of 2001 and 2000 were 31.58% and 32.14%, respectively.

FINANCIAL CONDITION
-------------------

Earning Assets
--------------

          The percentage of earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2001 were $8.74 billion, or 93.13% of total assets, compared with $8.39 billion, or 92.82% of total assets, at December 31, 2000.

          The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2001 were $1.22 billion, compared with $1.19 billion at the end of 2000, a 3.02% increase. Available-for-sale securities were $973.85 million at March 31, 2001, compared to $857.40 million at December 31, 2000, a 13.58% increase. With the adoption of SFAS No. 133 on January 1, 2001, the Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio.

          The Bank's loan portfolio makes up the largest single component of the Company's earning assets. The Bank's lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank's loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $5.96 billion at March 31, 2001, which represents a 2.21% decrease from the December 31, 2000 total of $6.10 billion. The decrease in loans is primarily the result of the sale of $61.1 million of student loans sold in the first quarter of 2001, which is discussed previously in this Report under the caption "Other Revenue."

          At March 31, 2001, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company's borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company's market area.

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

          The Company's policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management's opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.60% of all loans outstanding at March 31, 2001 and 0.69% of all loans outstanding at December 31, 2000.

Allowance for Credit Losses
---------------------------

          The Company attempts to maintain the allowance for credit losses at a level that, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. Management's judgement is based on a variety of factors that include examining probable losses in specific credits and considering the current risks associated with lending functions, such as current economic conditions, business trends in the Company's region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss, but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. These agencies may require the Company to record changes to the allowance based on their judgments about information available to them at the time of their examination.

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


                                               March 31,                  December 31,
                                 ------------------------------------- -----------------
                                        2001               2000               2000
                                 ------------------ ------------------ -----------------
                                 ALLOWANCE          ALLOWANCE          ALLOWANCE
                                   FOR       % OF     FOR       % OF     FOR      % OF
                                  CREDIT    TOTAL    CREDIT    TOTAL    CREDIT   TOTAL
                                  LOSSES    LOANS    LOSSES    LOANS    LOSSES   LOANS
                                 ---------  ------- ---------  ------- --------- -------
                                                  (Dollars in thousands)
Commercial and agricultural       $12,960    10.71%  $11,709    11.51%  $12,259   12.30%
Consumer and installment           27,091    15.61%   24,181    19.42%   23,702   17.29%
Real estate mortgage               32,760    67.86%   32,899    62.86%   37,279   65.38%
Lease financing                     2,500     4.38%    2,163     4.69%    3,290    4.69%
Other                               5,150     1.44%    5,410     1.52%    5,200    0.34%
                                 ---------  -------  --------  -------  -------- -------
     Total                        $80,461   100.00%  $76,362   100.00%  $81,730  100.00%
                                 ---------  -------  --------  -------  -------- -------

The following table provides an analysis of the allowance for credit losses for the periods indicated.

                                                                                        Twelve
                                                                                     months ended
                                                    Three months ended March 31,     December 31,
                                                    ----------------------------
                                                         2001            2000            2000
                                                    ------------     -----------     ------------
                                                                 (Dollars in thousands)
Balance, beginning of period                            $81,730         $74,232          $74,232

Loans charged off:
Commercial and agricultural                                (789)           (452)          (5,974)
Consumer & installment                                   (5,105)         (2,494)         (14,203)
Real estate mortgage                                       (836)           (490)          (4,082)
Lease financing                                              -              (92)            (347)
                                                    ------------     -----------     ------------
  Total loans charged off                                (6,730)         (3,528)         (24,606)
                                                    ------------     -----------     ------------

Recoveries:
Commercial and agricultural                                 335             296            1,843
Consumer & installment                                      744             570            2,443
Real estate mortgage                                        269             174              646
Lease financing                                              16               3               40
                                                    ------------     -----------     ------------
  Total recoveries                                        1,364           1,043            4,972
                                                    ------------     -----------     ------------

Net charge-offs                                          (5,366)         (2,485)         (19,634)

Provision charged to operating expense                    4,097           4,615           26,166
Acquisitions                                                 -              -                966
                                                    ------------     -----------     ------------
Balance, end of period                                  $80,461         $76,362          $81,730
                                                    ============     ===========     ============

Average loans for period                             $6,025,742      $5,559,943       $5,791,569
                                                    ============     ===========     ============

RATIOS:
Net charge offs to average loans-annualized                0.36%           0.18%            0.34%
                                                    ============     ===========     ============



Deposits and Other Interest-bearing Liabilities
-----------------------------------------------

          Deposits originating within the communities served by the Bank continue to be the Company's primary source of funding its earning assets. Total deposits at March 31, 2001 were $7.79 billion as compared to $7.48 billion at December 31, 2000, representing a 4.07% increase. Non-interest bearing demand deposits increased by $22.74 million, or 2.25%, from $1.01 billion to $1.03 billion, while interest bearing demand, savings and time deposits grew $281.96 million, or 4.36%, from $6.47 billion to $6.75 billion, from December 31, 2000 to March 31, 2001.

LIQUIDITY
---------

          Liquidity is the ability of the Company to fund the needs of its borrowers, depositors and creditors. The Company's traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet the Company's liquidity needs for normal operations for at least the remainder of 2001.

          The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES
-----------------

          The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At March 31, 2001, the Company's Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 10.13% and 11.52%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company's Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 7.75% at March 31, 2001, compared to the required minimum Tier 1 leverage capital ratio of 3%.

          The Company's current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

          On March 5, 2001, the Company announced the commencement of a stock repurchase program whereby the Company may acquire up to 4.2 million shares of the Company's common stock, or approximately 5% of the common shares currently outstanding. The shares will be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. As of March 31, 2001, 254,700 shares of the Company's common stock had been repurchased under this repurchase program. The repurchase program is expected to be completed within 18 months from its commencement date of March 9, 2001. Repurchased shares will be held as treasury stock and will be available for use in connection with the Company's stock option plans and other compensation programs, or for other corporate purposes as determined by the Company's Board of Directors.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          During the three months ended March 31, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(3.1)    Restated Articles of Incorporation of the Company  (filed as Exhibit
         3.1 to the Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2) Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.3) Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference)
(3.4) Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference)
(4.1) Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2) Rights Agreement, dated as of April 24, 1991 including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference)
(4.3) First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)

(b)      Reports on Form 8-K

A report on Form 8-K was filed March 28, 2001, reporting under Item 5,"Other Events" and Item 7, "Financial Statements and Exhibits."

SIGNATURES
----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BancorpSouth, Inc.
                                                     ---------------------------
                                                     (Registrant)

DATE:  May 11, 2001                                  /S/ L. Nash Allen, Jr.
                                                     ---------------------------
                                                     L. Nash Allen, Jr.
                                                     Treasurer and
                                                     Chief Financial Officer