Form 10-Q
period 2001-06-30
BANCORPSOUTH INC
filed 2001-08-14
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-12991

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
As of August 9, 2001, the Registrant had outstanding 82,535,670 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend” and “would.” These forward-looking statements include, without limitation, those relating to the Company’s liquidity, provision and allowance for credit losses, equipment expense, stock repurchase program and capital resources. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, prevailing interest rates and government fiscal and monetary policies, effectiveness of the Company’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, changes in the Company’s operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	June 30, 2001	December 31, 2000
	(In thousands)
ASSETS
Cash and due from banks	$306,905	$314,888
Interest bearing deposits with other banks	12,460	11,687
Held-to-maturity securities, at amortized cost	1,140,030	1,189,129
Available-for-sale securities, at fair market value	881,202	857,400
Federal funds sold and securities purchased under agreement to resell	585,131	212,925
Loans	6,034,766	6,161,082
Less: Unearned discount	59,650	65,767
Allowance for credit losses	80,829	81,730
Net loans	5,894,287	6,013,585
Mortgages held for sale	45,194	27,820
Premises and equipment, net	206,069	197,898
Other assets	222,867	218,702
TOTAL ASSETS	$9,294,145	$9,044,034
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,042,523	$1,009,808
Interest bearing	1,847,738	1,682,278
Savings	905,089	924,591
Time	3,937,292	3,864,243
Total deposits	7,732,642	7,480,920
Federal funds purchased and securities sold under repurchase agreements	507,432	503,427
Long-term debt	141,503	152,049
Other liabilities	114,029	118,062
TOTAL LIABILITIES	8,495,606	8,254,458
SHAREHOLDERS' EQUITY
Common stock	214,484	214,484
Capital surplus	70,231	70,841
Accumulated other comprehensive income	22,551	15,202
Retained earnings	537,245	515,599
Less cost of shares held in treasury	(45,972)	(26,550)
TOTAL SHAREHOLDERS' EQUITY	798,539	789,576
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,294,145	$9,044,034
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$130,898	$128,170	$267,022	$251,545
Deposits with other banks	143	369	320	709
Interest on federal funds sold and securities purchased under agreement to resell	6,866	1,169	12,467	2,616
Held-to-maturity securities:
U. S. Treasury	326	757	654	1,616
U. S. Government agencies & corporations	12,987	10,381	25,659	20,844
Obligations of states & political subdivisions	2,877	4,035	5,927	8,050
Other	440	134	441	205
Available-for-sale securities	14,243	17,711	29,819	34,885
Mortgages held for sale	896	860	1,509	1,845
Total interest revenue	169,676	163,586	343,818	322,315
INTEREST EXPENSE:
Deposits	80,763	74,088	164,707	144,625
Interest on federal funds purchased and securities sold under agreement to repurchase	5,800	3,721	12,113	6,883
Other	2,189	3,319	4,474	7,021
Total interest expense	88,752	81,128	181,294	158,529
Net interest revenue	80,924	82,458	162,524	163,786
Provision for credit losses	4,769	5,398	8,866	10,014
Net interest revenue, after provision for
credit losses	76,155	77,060	153,658	153,772
OTHER REVENUE:
Mortgage lending	7,068	3,059	5,735	6,480
Trust income	1,610	1,637	3,294	3,281
Service charges	10,906	10,234	21,248	19,332
Life insurance income	1,127	1,058	2,222	2,077
Security gains (losses), net	74	(7)	2,958	171
Insurance service fees	5,405	3,972	10,013	7,472
Other	5,801	5,332	14,470	13,147
Total other revenue	31,991	25,285	59,940	51,960
OTHER EXPENSE:
Salaries and employee benefits	38,425	32,007	77,146	65,941
Net occupancy expense	5,005	4,409	10,134	8,857
Equipment expense	6,943	5,507	13,975	11,053
Telecommunications	2,123	1,752	4,305	3,326
Other	20,750	20,160	40,518	38,778
Total other expense	73,246	63,835	146,078	127,955
Income before income taxes	34,900	38,510	67,520	77,777
Income tax expense	11,654	12,527	21,955	25,148
Net income	$23,246	$25,983	$45,565	$52,629
Earnings per share: Basic	$0.28	$0.31	$0.55	$0.62
Diluted	$0.28	$0.31	$0.54	$0.62
Dividends declared per common share	$0.14	$0.13	$0.28	$0.26
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2001	2000
	(In thousands)
Net cash provided by operating activities	$42,706	$68,017
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	317,643	148,401
Proceeds from calls and maturities of available-for-sale securities	158,771	96,707
Proceeds from sales of held-to-maturity securities	25,003	–
Proceeds from sales of available-for-sale securities	144,583	60,621
Purchases of held-to-maturity securities	(461,289)	(184,701)
Purchases of available-for-sale securities	(139,882)	(266,209)
Net (increase) decrease in short-term investments	(372,206)	135,710
Net (increase) decrease in loans	28,868	(352,757)
Proceeds from sale of student loans	83,248	90,483
Purchases of premises and equipment	(23,096)	(13,288)
Proceeds from sale of premises and equipment	3,238	217
Other, net	(8,319)	(10,724)
Net cash used by investing activities	(243,438)	(295,540)
Financing activities:
Net increase in deposits	251,722	250,797
Net (decrease) increase in short-term borrowings and other liabilities	(3,411)	(7,058)
Advances on long-term debt	–	70,000
Repayment of long-term debt	(10,546)	(85,314)
Acquisition of treasury stock	(21,502)	(24,810)
Payment of cash dividends	(23,546)	(21,617)
Exercise of stock options	805	272
Net cash provided by financing activities	193,522	182,270
Decrease in cash and cash equivalents	(7,210)	(45,253)
Cash and cash equivalents at beginning of period	326,575	341,611
Cash and cash equivalents at end of period	$319,365	$296,358
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”), as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, Eagle Premium Assistance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc.

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

	June 30,		December 31,
	2001	2000	2000
	(In thousands)
Commercial and agricultural	$558,209	$551,936	$757,885
Consumer and installment	888,028	1,190,864	1,065,324
Real estate mortgage:
1-4 Family	2,399,744	2,127,509	1,724,636
Other	1,825,340	1,604,963	2,303,115
Lease financing	334,972	372,660	288,884
Other	28,473	29,977	21,238
Total	$6,034,766	$5,877,909	$6,161,082

The following table presents information concerning non-performing loans:

	June 30,	December 31,
	2001	2000
	(In thousands)
Non-accrual loans	$12,929	$15,572
Loans 90 days or more past due	25,931	25,732
Restructured loans	243	879
Total non-performing loans	$39,103	$42,183

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

	Six month periods ended June 30,		Year ended December 31,
	2001	2000	2000
	(In thousands)
Balance at beginning of period	$81,730	$74,232	$74,232
Provision charged to expense	8,866	10,014	26,166
Recoveries	2,318	2,057	4,972
Loans charged off	(12,085)	(8,618)	(24,606)
Acquisitions	–	–	966
Balance at end of period	$80,829	$77,685	$81,730

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

	Three Months Ended June 30,
	2001			2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$23,246	83,215	$0.28	$25,983	84,563	$0.31
Effect of dilutive stock
options	–	443		–	315
Diluted EPS
Income available to common shareholders
plus assumed exercise	$23,246	83,658	$0.28	$25,983	84,878	$0.31
	Six Months Ended June 30,
	2001			2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$45,565	83,512	$0.55	$52,629	84,938	$0.62
Effect of dilutive stock
options	–	425		–	353
Diluted EPS
Income available to common shareholders
plus assumed exercise	$45,565	83,937	$0.54	$52,629	85,291	$0.62

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

	Three Months Ended June 30,
	2001			2000
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$476	($182)	$294	$2,554	($977)	$1,577
Less: Reclassification adjustment
for net losses realized in net income	142	(54)	88	10	(4)	6
Other comprehensive income (loss)	$618	($236)	382	$2,564	($981)	$1,583
Net income			23,246			25,983
Comprehensive income			$23,628			$27,566
	Six Months Ended June 30,
	2001			2000
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains (losses) arising during holding period	($9,478)	$3,625	($5,583)	$7,182	($2,747)	$4,435
Less: Reclassification adjustment
for net losses realized in net income	(2,421)	926	(1,495)	(157)	60	(97)
Other comprehensive income (loss)	($11,899)	$4,551	(7,348)	$7,025	($2,687)	$4,338
Net income			45,565			52,629
Comprehensive income			$38,217			$56,967

NOTE 6 - BUSINESS COMBINATIONS

On August 31, 2000, First United Bancshares, Inc., a $2.7 billion bank holding company headquartered in El Dorado, Arkansas, merged with and into the Company. Pursuant to the merger, First United Bancshares’ subsidiary banks and trust company merged into the Bank. The Company issued approximately 28.5 million shares of common stock in the merger in exchange for all the outstanding shares of common stock of First United Bancshares, Inc. This transaction was accounted for as a pooling of interests. The Company’s financial statements for all prior periods presented include the consolidated accounts of First United Bancshares.

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

NOTE 7 - RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement was adopted effective January 1, 2001, and has had no material impact on the financial position of the Company. With the adoptions of SFAS No. 133, Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio as of January 1, 2001.

At June 30, 2001, the derivatives held by the Company were commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having a indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment valuation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangibles, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds it fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $32.2 million and unamortized identifiable intangible assets in the amount of $3.6 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $2.7 million and $1.5 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adoption of SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment loss will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 8 - SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended June 30, 2001 and 2000 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended June 30, 2001
Results of Operations
Net interest revenue	$67,137	$13,787	$80,924
Provision for credit losses	4,321	448	4,769
Net interest income after provision for credit losses	62,816	13,339	76,155
Other revenue	16,082	15,909	31,991
Other expense	58,226	15,020	73,246
Income before income taxes	20,672	14,228	34,900
Income taxes	6,903	4,751	11,654
Net income	$13,769	$9,477	$23,246
Selected Financial Information
Identifiable assets (at end of period)	$8,517,948	$776,197	$9,294,145
Depreciation & amortization	6,497	465	6,962
Three Months Ended June 30, 2000
Results of Operations
Net interest revenue	$69,370	$13,088	$82,458
Provision for credit losses	4,978	420	5,398
Net interest income after provision for credit losses	64,392	12,668	77,060
Other revenue	14,965	10,320	25,285
Other expense	52,190	11,645	63,835
Income before income taxes	27,167	11,343	38,510
Income taxes	8,837	3,690	12,527
Net income	$18,330	$7,653	$25,983
Selected Financial Information
Identifiable assets (at end of period)	$8,150,271	$566,323	$8,716,594
Depreciation & amortization	4,811	436	5,247

Results of operations and selected financial information by operating segment for the six-month periods ended June 30, 2001 and 2000 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Six Months Ended June 30, 2001
Results of Operations
Net interest revenue	$134,324	$28,200	$162,524
Provision for credit losses	7,542	1,324	8,866
Net interest income after provision for credit losses	126,782	26,876	153,658
Other revenue	33,590	26,350	59,940
Other expense	116,529	29,549	146,078
Income before income taxes	43,843	23,677	67,520
Income taxes	14,256	7,699	21,955
Net income	$29,587	$15,978	$45,565
Selected Financial Information
Identifiable assets (at end of period)	$8,517,948	$776,197	$9,294,145
Depreciation & amortization	12,834	930	13,764
Six Months Ended June 30, 2000
Results of Operations
Net interest revenue	$136,725	$27,061	$163,786
Provision for credit losses	9,219	795	10,014
Net interest income after provision for credit losses	127,506	26,266	153,772
Other revenue	28,946	23,014	51,960
Other expense	103,235	24,720	127,955
Income before income taxes	53,217	24,560	77,777
Income taxes	17,207	7,941	25,148
Net income	$36,010	$16,619	$52,629
Selected Financial Information
Identifiable assets (at end of period)	$8,150,271	$566,323	$8,716,594
Depreciation & amortization	9,512	862	10,374

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

BancorpSouth, Inc. (the “Company”) is a bank holding company headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and it consumer finance, credit life insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 2001 and 2000, found in Item 1. “Financial Statements” of this Report. Financial information for all prior periods presented has been restated to include the results of operations and financial condition of First United Bancshares, Inc., which merged into the Company on August 31, 2000 in a transaction accounted for as a pooling of interests. See Note 6 to the Company’s consolidated condensed financial statements included in Item 1. “Financial Statements” of this Report for additional information about this merger.

RESULTS OF OPERATIONS
Net Income

The Company’s net income for the second quarter of 2001 was $23.25 million, a decrease of 10.53% from $25.98 million in the second quarter of 2000. For the first six months of 2001, net income was $45.57 million, a decrease of 13.42% from $52.63 million for the same period in 2000. Narrowing of the Company’s interest rate margin and a general slow-down in the overall economy during the first six months of 2001 were the most significant factors that contributed to the decrease in earnings in 2001 compared to the same periods of 2000. Basic and diluted earnings per common share for the second quarter of 2001 were $0.28, compared to basic and diluted earnings per common share of $0.31 for the same period of 2000. For the six months ended June 30, 2001, basic and diluted earnings per share were $0.55 and $0.54, respectively, compared to basic and diluted earnings per share of $0.62 for the first six months of 2000. The annualized returns on average assets for the second quarter of 2001 and 2000 were 1.00% and 1.22%, respectively. For the six months ended June 30, 2001 and 2000, the annualized returns on average assets were 1.00% and 1.24%, respectively.

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, interest revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.

Net interest revenue was $83.86 million for the three months ended June 30, 2001, compared to $85.46 million for the same period in 2000, representing a decrease of $1.60 million, or 1.87%. For the first six months of 2001 and 2000, net interest revenue was $168.37 million and $169.77 million, respectively, representing a decrease of 0.83%.

Interest revenue increased $6.02 million, or 3.62%, to $172.62 million for the three months ended June 30, 2001 from $166.59 million for the three months ended June 30, 2000. This increase was attributable to a $670.62 million, or 8.38%, increase in average interest earning assets to $8.67 billion for the second quarter of 2001 from $8.00 billion for the second quarter of 2000, which was partially offset by a decrease in the average yield of those assets of 39 basis points to 7.99% for the second quarter of 2001 from 8.38% for the second quarter of 2000. For the first six months of 2001 and 2000, interest revenue was $349.66 million and $328.30 million, respectively, representing an increase of 6.51%. Average interest earning assets increased $645.70 million, or 8.11%, from $7.96 billion for the six months ended June 30, 2000 to $8.61 billion for the six months ended June 30, 2001, while the average yield on those assets decreased 10 basis points to 8.19% for the six months ended June 30, 2001 from 8.29% for the six months ended June 30, 2000.

Interest expense increased $7.63 million, or 9.40%, to $88.75 million for the three months ended June 30, 2001 from $81.13 million for the three months ended June 30, 2000. This increase was due to a $613.43 million, or 9.11%, increase in average interest bearing liabilities to $7.35 billion for the second quarter of 2001 from $6.74 billion for the second quarter of 2000, while the average rate paid on those liabilities remained the same at 4.84% for the second quarters of 2001 and 2000. For the first six months of 2001 and 2000, interest expense was $181.29 million and $158.53 million, respectively, representing an increase of 14.36%. Average interest bearing liabilities increased $607.15 million, or 9.05%, from $6.71 billion for the six months ended June 30, 2000 to $7.32 billion for the six months ended June 30, 2001 and the average rate paid on those liabilities increased 25 basis points from 4.75% for the six months ended June 30, 2000 to 5.00% for the six months ended June 30, 2001.

The relative performance of the asset deployment and deposit raising functions is frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

During the first six months of 2001, the Federal Reserve lowered key interest rates 275 basis points. This had a negative impact on the Company’s net interest margin and net interest rate spread as interest rates earned on some of our outstanding loans reacted to the declining rate environment more rapidly than interest rates paid on some of our deposits. However, while we are asset-sensitive over the short term, the impact of this declining rate environment should lessen over time as the decline in rates earned on loans is offset by reductions in rates paid on deposits. Net interest margin for the second quarter of 2001 was 3.88%, a decline of 42 basis points from 4.30% for the same period of 2000. Net interest rate spread for the second quarter of 2001 was 3.14%, a decline of 39 basis points from 3.53% for the same period of 2000. Net interest margin for the first six months of 2001 was 3.95%, a decline of 34 basis points from 4.29% for the same period of 2000. Net interest rate spread for the first six months of 2001 was 3.20%, a decline of 34 basis points from 3.54% for the same period of 2000. The decline in net interest margin and net interest rate spread in the second quarter of 2001 when compared to the same period of 2000 was due to the significant decrease in the average rate earned on interest earning assets, from 8.38% for the second quarter of 2000 to 7.99% for the second quarter of 2001. This decrease in the average rate earned on interest earning assets was not offset by a decrease in the average rate paid on interest bearing liabilities, which remained at 4.84% for both periods. For the six-month periods ended June 30, 2001 and 2000, the decline in net interest margin and net interest rate spread was primarily due to the fact that variable rate loans and other loans with repricing options were generally being repriced more rapidly in response to declines in prevailing interest rates than were interest bearing deposits.

Provision for Credit Losses

The provision for credit losses is the cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. Future additions to the allowance for credit losses may be necessary based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. These agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

The provision for credit losses totaled $4.77 million for the second quarter of 2001, compared to $5.40 million for the same period of 2000, representing a decrease of 11.65%. For the six-month periods ended June 30, 2001 and 2000, the provision for credit losses totaled $8.87 million and $10.01 million, respectively, representing a decrease of 11.46%. Loans charged off, net of recoveries, increased in the second quarter and the first six months of 2001, respectively, when compared to the respective periods of 2000, primarily due to deterioration in general economic conditions in the region serviced by the Company. Consumer and installment loans, which include indirect automobile, consumer finance and credit card loans, were most affected by the economic slow down and reflect the most significant increase in net charge-offs. While net charge-offs increased during the first six months of 2001, loans outstanding declined by approximately $120 million, non-performing loans declined by $3.08 million and the Company’s exposure to losses from indirect automobile sales financing was reduced as that portfolio of loans decreased by $58.7 million, thus allowing the Company to reduce the provision for credit losses for the second quarter and first six months of 2001 when compared to the same periods of 2000. The Company’s allowance for credit losses as a percentage of loans outstanding was 1.35% at June 30, 2001 compared to 1.34% at December 31, 2000.

Other Revenue

Other revenue for the quarter ended June 30, 2001 totaled $31.99 million, compared to $25.29 million for the same period of 2000, an increase of 26.52%. For the six months ended June 30, 2001 and 2000, other revenue was $59.94 million and $51.96 million, respectively, an increase of 15.36%. Revenue from mortgage lending activities was $7.07 million for the three months ended June 30, 2001, an increase of $4.01 million, or 131.06%, from $3.06 million for the second quarter of 2000. For the six-month periods ended June 30, 2001 and 2000, revenue from mortgage lending activities was $5.74 million and $6.48 million, respectively, a decrease of 11.50%. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The mortgage servicing rights are carried as an asset by the Company and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. When interest rates decline, as they did in the first six months of 2001, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. Changes in the value of the mortgage servicing asset resulted in a $3.3 million non-cash charge against revenue for the first six months of 2001. Revenue from origination activities increased as interest rates declined in 2001 and helped offset the servicing asset’s impairment charge.

Service charge revenue increased 6.57%, from $10.23 million for the second quarter of 2000 to $10.91 million for the second quarter of 2001, and increased 9.91%, from $19.33 million for the first six months of 2000 to $21.25 million for the first six months of 2001. Insurance service fees increased 36.08%, from $3.97 million for the second quarter of 2000 to $5.41 million for the second quarter of 2001, and increased 34.01%, from $7.47 million for the first six months of 2000 to $10.01 million for the first six months of 2001. The increases in insurance revenue for the second quarter and first six months of 2001, compared to the respective periods in 2000, are attributable to increased annuity sales as well as the inclusion of the results of the Pittman, Seay and Turner Agency, which was acquired in October 2000 in a transaction accounted for as a purchase.

Net security gains of $2.96 million for the first six months of 2001 reflect the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-maturity portfolio. Other revenue for the second quarter of 2001 includes a gain of $387,000 and for the first six months of 2001 includes a gain of $2.1 million from the sale of $81.2 million in student loans. During the first six months of 2000, $85.7 million in student loans were sold at a gain of $2.6 million. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $73.25 million for the second quarter of 2001, a 14.74% increase from $63.84 million for the same period of 2000. For the six months ended June 30, 2001, other expenses totaled $146.08 million, a 14.16% increase from $127.96 million for the same period in 2000. Salaries and employee benefits expense for the second quarter of 2001 was $38.43 million, a 20.05% increase from $32.01 million for the second quarter of 2000, and for the first six months of 2001 was $77.15 million, a 16.99% increase from $65.94 million for the first six months of 2000. This increase is attributable to increases in employee salaries and the cost of employee health care and other benefits, the addition of employees for locations added since the second quarter of 2000, an increase in stock appreciation rights expense associated with increases in the market price of the Company’s common stock and employees added through acquisitions accounted for as purchases in the fourth quarter of 2000. Occupancy expense increased 13.52%, to $5.01 million for the second quarter of 2001 from $4.41 million for the second quarter of 2000, and increased 14.42%, to $10.13 million for the first six months of 2001 from $8.86 million for the first six months of 2000. This increase was primarily due to additional locations opened since June 30, 2000 and increases in operating costs, particularly maintenance and utilities. Equipment expense of $6.94 million for the second quarter of 2001 represented an increase of 26.08% when compared to equipment expense of $5.51 million for the second quarter of 2000. For the first six months of 2001, equipment expense was $13.98 million, an increase of 26.44% from $11.05 million for the first six months of 2000. The primary reason for the increase in equipment expense is the acceleration in depreciation of equipment that will be abandoned when the former First United Bancshares banks are converted to the Company’s operating systems during 2001. Telecommunications expense of $2.12 million for the second quarter of 2001 represented an increase of 21.18% when compared to telecommunications expense of $1.75 million for the second quarter of 2000. For the first six months of 2001, telecommunications expense of $4.31 million represented a 29.43% increase when compared to telecommunications expense of $3.33 million for the same period of 2000. The increases are primarily attributable to increased voice and data transmission expense. The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

Income tax expense was $11.65 million and $12.53 million for the second quarter of 2001 and 2000, respectively, representing a decrease of 6.97%. For the six-month period ended June 30, 2001, income tax expense was $21.96 million, compared to $25.15 million for the same period in 2000, representing a decrease of 12.70%. The decrease is a function of reduced income in the second quarter and first six months of 2001 when compared to the respective periods of 2000. The effective tax rates for the second quarter of 2001 and 2000 were 33.39% and 32.53%, respectively, while the effective tax rates for the six-month period ended June 30, 2001 and 2000 were 32.52% and 32.33%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2001 were $8.64 billion, or 92.95% of total assets, compared with $8.39 billion, or 92.82% of total assets, at December 31, 2000.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2001 were $1.14 billion, compared with $1.19 billion at the end of 2000, a 4.13% decrease. Available-for-sale securities were $881.20 million at June 30, 2001, compared to $857.40 million at December 31, 2000, a 2.78% increase. With the adoption of SFAS No. 133 on January 1, 2001, the Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio. During the second quarter of 2001, the Company sold $25 million of held-to-maturity securities at a net gain of $90,000. The held-to-maturity securities that were sold were within three months of maturity and thus considered to have been held to maturity.

The Bank’s loan portfolio makes up the largest single component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $5.98 billion at June 30, 2001, which represents a 1.97% decrease from the December 31, 2000 total of $6.10 billion. The decrease in loans is primarily the result of the sale of $81.2 million of student loans in the first six months of 2001 and the result of management’s decision to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $201.6 million at June 30, 2001, down $58.7 million from $260.3 million at December 31, 2000.

At June 30, 2001, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as potential problem loans because management currently does not have serious doubt as to the borrowers’ ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.65% of all loans outstanding at June 30, 2001 and 0.69% of all loans outstanding at December 31, 2000.

Allowance for Credit Losses

The Company attempts to maintain the allowance for credit losses at a level that, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. Management’s judgement is based on a variety of factors that include examining probable losses in specific credits and considering the current risks associated with lending functions, such as current economic conditions, business trends in the Company’s region and nationally, historical experience as related to losses, changes in the mix of the loan portfolio and credits which bear substantial risk of loss, but which cannot be readily quantified. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. These agencies may require the Company to record changes to the allowance based on their judgments about information available to them at the time of their examination.

Management does not believe the allowance for credit losses can be fragmented by category of loans with any precision that would be useful to investors, but is doing so in this report only in an attempt to comply with disclosure requirements of regulatory agencies. The allocation of allowance by loan category is based, in part, on evaluations of specific loans’ past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of total loans for each category in the loan portfolio for the dates indicated.

	June 30,				December 31,
	2001		2000		2000
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$13,970	9.25%	$11,887	9.39%	$12,259	12.30%
Consumer and installment	28,652	14.72%	23,996	20.26%	23,702	17.29%
Real estate mortgage	30,109	70.01%	32,444	63.50%	37,279	65.38%
Lease financing	3,110	5.55%	4,482	6.34%	3,290	4.69%
Other	4,988	0.47%	4,876	0.51%	5,200	0.34%
Total	$80,829	100.00%	$77,685	100.00%	$81,730	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated.

	Six months ended June 30,		Twelve months ended December 31,
	2001	2000	2000
	(Dollars in thousands)
Balance, beginning of period	$81,730	$74,232	$74,232
Loans charged off:
Commercial and agricultural	(1,862)	(1,219)	(5,974)
Consumer & installment	(8,597)	(6,043)	(14,203)
Real estate mortgage	(1,245)	(1,180)	(4,082)
Lease financing	(381)	(176)	(347)
Total loans charged off	(12,085)	(8,618)	(24,606)
Recoveries:
Commercial and agricultural	615	550	1,843
Consumer & installment	1,309	1,116	2,443
Real estate mortgage	373	377	646
Lease financing	21	14	40
Total recoveries	2,318	2,057	4,972

Net charge-offs	(9,767)	(6,561)	(19,634)

Provision charged to operating expense	8,866	10,014	26,166
Acquisitions	–	–	966
Balance, end of period	$80,829	$77,685	$81,730
Average loans for period	$5,996,800	$5,632,654	$5,791,569
RATIOS:
Net charge-offs to average loans-annualized	0.33%	0.23%	0.34%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. Total deposits at June 30, 2001 were $7.73 billion as compared to $7.48 billion at December 31, 2000, representing a 3.36% increase. Non-interest bearing demand deposits increased by $32.71 million, or 3.24%, from $1.01 billion at December 31, 2000 to $1.04 billion, while interest bearing demand, savings and time deposits grew $219.01 million, or 3.38%, from $6.47 billion to $6.69 billion from December 31, 2000 to June 30, 2001.

LIQUIDITY

Liquidity is the ability of the Company to fund the needs of its borrowers, depositors and creditors. The Company’s traditional sources of liquidity include maturing loans and investment securities, purchased federal funds and its base of core deposits. Management believes these sources are adequate to meet the Company’s liquidity needs for normal operations for at least the remainder of 2001.

The Company continues to pursue a lending policy stressing adjustable rate loans, in furtherance of its strategy for matching interest sensitive assets with an increasingly interest sensitive liability structure.

CAPITAL RESOURCES

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 2001, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 10.39% and 11.54%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 7.96% at June 30, 2001, compared to the required minimum Tier 1 leverage capital ratio of 3%.

The Company’s current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

On March 5, 2001, the Company announced a stock repurchase program whereby the Company may acquire up to 4.2 million shares of the Company’s common stock, or approximately 5% of the common shares currently outstanding. The shares will be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. As of June 30, 2001, 1,410,615 shares of the Company’s common stock had been repurchased under this repurchase program. The repurchase program is expected to be completed within 18 months from its commencement date of March 9, 2001. Repurchased shares will be held as treasury stock and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders for the Company was held on Tuesday, April 24, 2001. At this meeting, the following matters were voted upon by the Company’s shareholders:

(a) Election of Directors
        Aubrey B. Patterson and R. Madison Murphy were elected to serve as Class III directors of the Company until the annual meeting of shareholders in 2004 or until their respective successors are elected and qualified. James V. Kelley was elected to serve as a Class II director of the Company until the annual meeting of shareholders in 2002 or until his successor is elected and qualified. Robert C. Nolan and W. Cal Partee, Jr. were elected to serve as Class I directors of the Company until the annual meeting of shareholders in 2003 or until their respective successors are elected and qualified. The vote was cast as follows:

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non Votes
Aubrey B. Patterson	65,436,058	2,697,109	0
R. Madison Murphy	67,638,891	494,276	0
James V. Kelley	65,416,582	2,716,585	0
Robert C. Nolan	67,633,935	499,232	0
W. Cal Partee, Jr.	67,639,176	493,991	0

        The following directors continued in office following the meeting:

Name	Term Expires
W. G. Holliman, Jr.	2002
A. Douglas Jumper	2002
Turner O. Lashlee	2002
Alan W. Perry	2002
Shed H. Davis	2003
Hassell H. Franklin	2003
Travis E. Staub	2003

(b) Selection of Independent Auditors

        The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001 by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non Votes
67,605,427	339,844	187,896

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5,
1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991 including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares
(filed as Exhibit 1 to the Company's registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference)
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the
Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)

(b)	Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: August 10, 2001	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer