Form 10-Q
period 2001-09-30
BANCORPSOUTH INC
filed 2001-11-13
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
As of November 9, 2001, the Registrant had outstanding 81,364,365 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could” and “would.” These forward-looking statements include, without limitation, those relating to the Company’s liquidity, provision and allowance for credit losses, repricing of loans and deposits, effects of decreasing interest rates, student loans, equipment expense, stock repurchase program, capital resources and unamortized goodwill and identifiable intangible assets. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, prevailing interest rates and government fiscal and monetary policies, effectiveness of the Company’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, changes in the Company’s operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, changes in consumer preferences, competition from other financial services companies, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	September 30, 2001	December 31, 2000
	(In thousands)
ASSETS
Cash and due from banks	$332,241	$314,888
Interest bearing deposits with other banks	17,781	11,687
Held-to-maturity securities, at amortized cost	1,207,230	1,189,129
Available-for-sale securities, at fair value	1,107,626	857,400
Federal funds sold and securities purchased under agreement to resell	260,020	212,925
Loans	6,116,786	6,161,082
Less: Unearned discount	55,640	65,767
Allowance for credit losses	82,605	81,730
Net loans	5,978,541	6,013,585
Mortgages held for sale	49,215	27,820
Premises and equipment, net	209,367	197,898
Other assets	226,441	218,702
TOTAL ASSETS	$9,388,462	$9,044,034
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,064,780	$1,009,808
Interest bearing	2,006,120	1,682,278
Savings	862,506	924,591
Time	3,877,335	3,864,243
Total deposits	7,810,741	7,480,920
Federal funds purchased and securities sold under repurchase agreements	500,481	503,427
Long-term debt	141,223	152,049
Other liabilities	139,576	118,062
TOTAL LIABILITIES	8,592,021	8,254,458
SHAREHOLDERS' EQUITY
Common stock	214,484	214,484
Capital surplus	70,095	70,841
Accumulated other comprehensive income	31,043	15,202
Retained earnings	547,541	515,599
Less cost of shares held in treasury	(66,722)	(26,550)
TOTAL SHAREHOLDERS' EQUITY	$796,441	$789,576
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,388,462	$9,044,034
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$127,215	$134,283	$394,236	$385,828
Deposits with other banks	123	260	444	970
Interest on federal funds sold and securities purchased under agreement to resell	4,354	691	16,822	3,308
Held-to-maturity securities:
U. S. Treasury	408	574	1,062	2,191
U. S. Government agencies & corporations	13,025	11,152	38,684	31,996
Obligations of states & political subdivisions	2,822	4,109	8,749	12,159
Other	1,443	64	1,883	269
Available-for-sale securities	14,757	21,564	44,576	56,448
Mortgages held for sale	834	628	2,343	2,471
Total interest revenue	164,981	173,325	508,799	495,640
INTEREST EXPENSE:
Deposits	73,071	81,031	237,778	225,656
Interest on federal funds purchased and securities sold under agreement to repurchase	5,351	4,531	17,464	11,415
Other	2,123	7,195	6,597	14,216
Total interest expense	80,545	92,757	261,839	251,287
Net interest revenue	84,436	80,568	246,960	244,353
Provision for credit losses	6,852	10,656	15,718	20,669
Net interest revenue, after provision for
credit losses	77,584	69,912	231,242	223,684
OTHER REVENUE:
Mortgage lending	(1,462)	2,493	4,273	8,973
Trust income	2,022	1,794	5,316	5,075
Service charges	10,469	10,213	31,718	29,545
Life insurance income	1,151	1,107	3,373	3,184
Security gains (losses), net	3,943	(254)	6,901	(83)
Insurance service fees	5,146	3,717	15,160	11,189
Other	5,465	4,496	19,933	17,643
Total other revenue	26,734	23,566	86,674	75,526
OTHER EXPENSE:
Salaries and employee benefits	37,083	34,069	114,229	100,010
Net occupancy expense	5,263	4,647	15,397	13,504
Equipment expense	6,442	6,124	20,417	17,177
Telecommunications	2,244	1,868	6,549	5,193
Merger related	96	7,101	473	8,327
Other	22,157	22,798	62,298	60,350
Total other expense	73,285	76,607	219,363	204,561
Income before income taxes	31,033	16,871	98,553	94,649
Income tax expense	9,450	7,379	31,405	32,528
Net income	$21,583	$9,492	$67,148	$62,121
Earnings per share: Basic	$0.26	$0.11	$0.81	$0.73
Diluted	$0.26	$0.11	$0.80	$0.73
Dividends declared per common share	$0.14	$0.13	$0.42	$0.39
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2001	2000
	(In thousands)
Net cash provided by operating activities	$71,909	$97,366
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	434,290	200,682
Proceeds from calls and maturities of available-for-sale securities	248,115	564,487
Proceeds from sales of held-to-maturity securities	25,003	–
Proceeds from sales of available-for-sale securities	348,861	25,042
Purchases of held-to-maturity securities	(644,789)	(290,928)
Purchases of available-for-sale securities	(642,594)	(1,129,426)
Net (increase) decrease in short-term investments	(47,095)	35,875
Net increase in loans	(69,993)	(484,171)
Proceeds from sale of student loans	90,945	90,483
Purchases of premises and equipment	(35,712)	(31,222)
Proceeds from sale of premises and equipment	6,057	3,124
Other, net	(9,542)	75,107
Net cash used by investing activities	(296,454)	(940,947)
Financing activities:
Net increase in deposits	329,821	321,427
Net increase in short-term borrowings and other liabilities	5,757	503,745
Advances on long-term debt	–	17,150
Repayment of long-term debt	(10,826)	(17,595)
Acquisition of treasury stock	(42,765)	(28,310)
Payment of cash dividends	(35,175)	(22,042)
Exercise of stock options	1,180	902
Net cash provided by financing activities	247,992	775,277
Increase (decrease) in cash and cash equivalents	23,447	(68,304)
Cash and cash equivalents at beginning of period	326,575	341,611
Cash and cash equivalents at end of period	$350,022	$273,307
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2000, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”), as of such date. The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2001 (see Note 7). In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

	September 30,		December 31,
	2001	2000	2000
	(In thousands)
Commercial and agricultural	$712,342	$555,262	$757,885
Consumer and installment	880,641	1,165,578	1,065,324
Real estate mortgage:
1-4 Family	1,776,872	1,552,459	1,724,636
Other	2,432,034	2,291,428	2,303,115
Lease financing	283,077	375,336	288,884
Other	31,820	50,011	21,238
Total	$6,116,786	$5,990,074	$6,161,082

The following table presents information concerning non-performing loans:

	September 30,	December 31,
	2001	2000
	(In thousands)
Non-accrual loans	$13,238	$15,572
Loans 90 days or more past due	39,756	25,732
Restructured loans	46	879
Total non-performing loans	$53,040	$42,183

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine month periods ended September 30,		Year ended December 31,
	2001	2000	2000
	(In thousands)
Balance at beginning of period	$81,730	$74,232	$74,232
Provision charged to expense	15,718	20,669	26,166
Recoveries	2,953	3,485	4,972
Loans charged off	(17,796)	(20,286)	(24,606)
Acquisitions	–	–	966
Balance at end of period	$82,605	$78,100	$81,730

NOTE 4 - PER SHARE DATA

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown.

	Three Months Ended September 30,
	2001			2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$21,583	81,964	$0.26	$9,492	84,077	$0.11
Effect of dilutive stock
options	–	474		–	321
Diluted EPS
Income available to common shareholders
plus assumed exercise	$21,583	82,438	$0.26	$9,492	84,398	$0.11
	Nine Months Ended September 30,
	2001			2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$67,148	82,996	$0.81	$62,121	84,651	$0.73
Effect of dilutive stock
options	–	441		–	342
Diluted EPS
Income available to common shareholders
plus assumed exercise	$67,148	83,437	$0.80	$62,121	84,993	$0.73

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated.

	Three Months Ended September 30,
	2001			2000
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$17,617	($6,739)	$10,878	$4,287	($1,640)	$2,647
Less: Reclassification adjustment
for net (gains) losses realized in net income	(3,863)	1,478	(2,385)	137	(52)	85
Other comprehensive income (loss)	$13,754	($5,261)	8,493	$4,424	($1,692)	$2,732
Net income			21,583			9,492
Comprehensive income			$30,076			$12,224
	Nine Months Ended September 30,
	2001			2000
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$31,937	($12,216)	$19,721	$11,469	($4,387)	$7,082
Less: Reclassification adjustment
for net (gains) losses realized in net income	(6,284)	2,404	(3,880)	(20)	8	(12)
Other comprehensive income (loss)	$25,653	($9,812)	15,841	$11,449	($4,379)	$7,070
Net income			67,148			62,121
Comprehensive income			$82,989			$69,191

NOTE 6 - BUSINESS COMBINATIONS

On August 31, 2000, First United Bancshares, Inc., a $2.7 billion bank holding company headquartered in El Dorado, Arkansas, merged with and into the Company. Pursuant to the merger, First United Bancshares’ subsidiary banks and trust company merged into the Bank. The Company issued approximately 28.5 million shares of common stock in the merger in exchange for all the outstanding shares of common stock of First United Bancshares. This transaction was accounted for as a pooling of interests. The Company’s financial statements for all prior periods presented include the consolidated accounts of First United Bancshares.

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

NOTE 7 - RECENT PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. This statement was adopted effective January 1, 2001, and has had no material impact on the financial position of the Company. With the adoptions of SFAS No. 133, the Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio as of January 1, 2001.

At September 30, 2001, the derivatives held by the Company were commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase method business combination completed after June 30, 2001 and prior to January 1, 2002 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase method business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase method business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having a indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment valuation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangibles, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

At the date of adoption, the Company expects to have unamortized goodwill in the amount of $32.2 million and unamortized identifiable intangible assets in the amount of $3.6 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $2.3 million and $2.7 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adoption of SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting SFAS No. 141 and SFAS No. 142 on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment loss will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets”.

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

NOTE 8 - SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended September 30, 2001 and 2000 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended September 30, 2001
Results of Operations
Net interest revenue	$70,816	$13,620	$84,436
Provision for credit losses	5,721	1,131	6,852
Net interest income after provision for credit losses	65,095	12,489	77,584
Other revenue	19,570	7,164	26,734
Other expense	57,648	15,637	73,285
Income before income taxes	27,017	4,016	31,033
Income taxes	8,227	1,223	9,450
Net income	$18,790	$2,793	$21,583
Selected Financial Information
Identifiable assets (at end of period)	$8,595,832	$792,630	$9,388,462
Depreciation & amortization	6,466	421	6,887
Three Months Ended September 30, 2000
Results of Operations
Net interest revenue	$66,752	$13,816	$80,568
Provision for credit losses	9,996	660	10,656
Net interest income after provision for credit losses	56,756	13,156	69,912
Other revenue	13,832	9,734	23,566
Other expense	64,258	12,349	76,607
Income before income taxes	6,330	10,541	16,871
Income taxes	2,769	4,610	7,379
Net income	$3,561	$5,931	$9,492
Selected Financial Information
Identifiable assets (at end of period)	$8,699,321	$602,281	$9,301,602
Depreciation & amortization	5,210	529	5,739

Results of operations and selected financial information by operating segment for the nine-month periods ended September 30, 2001 and 2000 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Nine Months Ended September 30, 2001
Results of Operations
Net interest revenue	$205,140	$41,820	$246,960
Provision for credit losses	13,263	2,455	15,718
Net interest income after provision for credit losses	191,877	39,365	231,242
Other revenue	53,160	33,514	86,674
Other expense	174,177	45,186	219,363
Income before income taxes	70,860	27,693	98,553
Income taxes	22,580	8,825	31,405
Net income	$48,280	$18,868	$67,148
Selected Financial Information
Identifiable assets (at end of period)	$8,595,832	$792,630	$9,388,462
Depreciation & amortization	19,300	1,351	20,651
Nine Months Ended September 30, 2000
Results of Operations
Net interest revenue	$203,477	$40,876	$244,353
Provision for credit losses	19,215	1,454	20,669
Net interest income after provision for credit losses	184,262	39,422	223,684
Other revenue	42,778	32,748	75,526
Other expense	167,493	37,068	204,561
Income before income taxes	59,547	35,102	94,649
Income taxes	20,465	12,063	32,528
Net income	$39,082	$23,039	$62,121
Selected Financial Information
Identifiable assets (at end of period)	$8,699,321	$602,281	$9,301,602
Depreciation & amortization	14,722	1,391	16,113

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

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 2001 and 2000, found in Item 1. “Financial Statements” of this Report. Financial information for all prior periods presented has been restated to include the results of operations and financial position of First United Bancshares, Inc., which merged into the Company on August 31, 2000 in a transaction accounted for as a pooling of interests. See Note 6 to the Company’s consolidated condensed financial statements included in Item 1. “Financial Statements” of this Report for additional information about this merger.

RESULTS OF OPERATIONS
Net Income

The Company’s net income for the third quarter of 2001 was $21.58 million, an increase of 127.38% from $9.49 million in the third quarter of 2000. For the first nine months of 2001, net income was $67.15 million, an increase of 8.09% from $62.12 million for the same period in 2000. Basic and diluted earnings per share for the third quarter of 2001 were $0.26, compared to basic and diluted earnings per share of $0.11 for the same period of 2000. For the nine months ended September 30, 2001, basic and diluted earnings per share were $0.81 and $0.80, respectively, compared to basic and diluted earnings per share of $0.73 for the first nine months of 2000. The annualized returns on average assets for the third quarter of 2001 and 2000 were 0.92% and 0.43%, respectively. For the nine months ended September 30, 2001 and 2000, the annualized returns on average assets were 0.97% and 0.96%, respectively.

The most significant factor contributing to the increase in earnings in 2001 compared to the same periods of 2000 was the inclusion in 2000 of certain restructuring, merger-related and other charges associated with the merger of First United Bancshares into the Company in August 2000. See Note 6 of “Notes to Consolidated Condensed Financial Statements” included elsewhere in this Report. These after-tax charges were $10.72 million and $11.63 million for the third quarter and nine months ended September 30, 2000, respectively, and reduced basic and diluted earnings per share for the third quarter of 2000 by $0.13 and reduced basic and diluted earnings per share for the nine months ended September 30, 2000 by $0.14.

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

Net interest revenue was $87.34 million for the three months ended September 30, 2001, compared to $83.65 million for the same period in 2000, representing an increase of $3.69 million, or 4.41%. For the first nine months of 2001 and 2000, net interest revenue was $255.71 million and $253.42 million, respectively, representing an increase of $2.29 million, or 0.90%.

Interest revenue decreased $8.52 million, or 4.83%, to $167.88 million for the three months ended September 30, 2001 from $176.41 million for the three months ended September 30, 2000. While average interest earning assets increased by $302.49 million, or 3.62%, to $8.65 billion for the third quarter of 2001 from $8.35 billion for the third quarter of 2000, the average yield of those assets declined by 70 basis points to 7.70% for the third quarter of 2001 from 8.40% for the third quarter of 2000. For the first nine months of 2001 and 2000, interest revenue was $517.55 million and $504.71 million, respectively, representing an increase of $12.84 million, or 2.54%. Average interest earning assets increased $530.52 million, or 6.56%, from $8.09 billion for the nine months ended September 30, 2000 to $8.62 billion for the nine months ended September 30, 2001, while the average yield on those assets decreased 30 basis points to 8.03% for the nine months ended September 30, 2001 from 8.33% for the nine months ended September 30, 2000.

Interest expense decreased $12.21 million, or 13.17%, to $80.57 million for the three months ended September 30, 2001 from $92.76 million for the three months ended September 30, 2000. Average interest bearing liabilities increased $258.13 million, or 3.64%, to $7.35 billion for the third quarter of 2001 from $7.09 billion for the third quarter of 2000, while the average rate paid on those liabilities decreased 86 basis points to 4.35% for the third quarter of 2001 from 5.21% for the third quarter of 2000. For the first nine months of 2001 and 2000, interest expense was $261.84 million and $251.29 million, respectively, representing an increase of $10.55 million, or 4.20%. Average interest bearing liabilities increased $490 million, or 7.17%, from $6.84 billion for the nine months ended September 30, 2000 to $7.33 billion for the nine months ended September 30, 2001 while the average rate paid on those liabilities decreased 13 basis points from 4.91% for the nine months ended September 30, 2000 to 4.78% for the nine months ended September 30, 2001.

The relative performance of the asset deployment and funding functions are frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities.

During the first nine months of 2001, the Federal Reserve lowered key interest rates 400 basis points. This had a negative impact on the Company’s net interest margin and net interest rate spread as interest rates earned on some of the Company’s outstanding loans reacted to the declining rate environment more rapidly than interest rates paid on some of the Company’s deposits. However, while the Company expects that it will continue to have more loans than interest-bearing deposits repricing in response to decreases in prevailing interest rates, the impact of this declining rate environment should lessen over time as the decline in rates earned on loans is offset by reductions in rates paid on deposits. Net interest margin for the third quarter of 2001 and 2000 was 4.00%, and 3.99%, respectively. Net interest rate spread for the third quarter of 2001 was 3.35%, an increase of 15 basis points from 3.20% for the same period of 2000. Net interest margin for the first nine months of 2001 was 3.97%, a decline of 21 basis points from 4.18% for the same period of 2000. Net interest rate spread for the first nine months of 2001 was 3.25%, a decline of 17 basis points from 3.42% for the same period of 2000. The improvement in net interest margin and net interest rate spread in the third quarter of 2001 when compared to the same period of 2000 was due to the Company’s ability to offset the decrease in the average rate earned on interest earning assets, from 8.40% for the third quarter of 2000 to 7.70% for the third quarter of 2001, by a larger decrease in the average rate paid on interest bearing liabilities from 5.21% for the third quarter of 2000 to 4.35% for the third quarter of 2001. For the nine-month periods ended September 30, 2001 and 2000, the decline in net interest margin and net interest rate spread was primarily due to variable rate loans and other loans with repricing options generally being repriced more rapidly in response to declines in prevailing interest rates than interest bearing deposits.

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

The provision for credit losses totaled $6.85 million for the third quarter of 2001, compared to $10.66 million for the same period of 2000, representing a decrease of 35.70%. For the nine-month periods ended September 30, 2001 and 2000, the provision for credit losses totaled $15.72 million and $20.67 million, respectively, representing a decrease of 23.95%. The decrease in provision for credit losses for the third quarter and first nine months of 2001 when compared to the same periods of 2000 reflects the $6.11 million charge made in the third quarter of 2000 to provide for losses in the loan portfolio acquired in the merger with First United Bancshares utilizing methodologies employed by the Company. Loans charged off, net of recoveries, decreased 50.43% and 11.65% in the third quarter and the first nine months of 2001, when compared to the respective periods of 2000, primarily because of losses recognized in the third quarter of 2000 related to loans acquired from First United Bancshares. The increase in the provision for credit losses for the third quarter of 2001 of $2.08 million, or 43.68%, over the provision for credit losses for the second quarter of 2001, reflects the deterioration in general economic conditions in the region serviced by the Company as evidenced by a 35.64% increase in the Company’s non-performing assets for the third quarter of 2001 as compared to the second quarter of 2001. Consumer and installment loans, which include indirect automobile, consumer finance and credit card loans, have been most affected by the economic slow down. The Company’s exposure to losses from indirect automobile sales financing continues to be reduced as that portfolio of loans has decreased by $86.5 million since December 31, 2000. The Company’s allowance for credit losses as a percentage of loans outstanding was 1.36% at September 30, 2001, compared to 1.34% at December 31, 2000.

Other Revenue

Other revenue for the quarter ended September 30, 2001 totaled $26.73 million, compared to $23.57 million for the same period of 2000, an increase of 13.44%. For the nine months ended September 30, 2001 and 2000, other revenue was $86.67 million and $75.53 million, respectively, an increase of 14.76%. A loss of $1.46 million from mortgage lending activities was recorded for the three months ended September 30, 2001, a decrease of $3.96 million, or 158.64%, from revenue from mortgage lending activities of $2.49 million for the third quarter of 2000. For the nine-month periods ended September 30, 2001 and 2000, revenue from mortgage lending activities was $4.27 million and $8.97 million, respectively, a decrease of 52.38%. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The mortgage servicing rights are carried as an asset by the Company and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. When interest rates decline, as they did in the first nine months of 2001, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. Changes in the value of the mortgage servicing asset resulted in $6.04 million and $9.4 million non-cash charges against revenue for the third quarter and first nine months of 2001, respectively. Revenue from origination activities increased as interest rates declined in 2001 and partially offset the charge related to impairment of the mortgage servicing asset.

Service charge revenue increased 2.51%, from $10.21 million for the third quarter of 2000 to $10.47 million for the third quarter of 2001, and increased 7.35%, from $29.55 million for the first nine months of 2000 to $31.72 million for the first nine months of 2001. Insurance service fees increased 38.44%, from $3.72 million for the third quarter of 2000 to $5.15 million for the third quarter of 2001, and increased 35.49%, from $11.19 million for the first nine months of 2000 to $15.16 million for the first nine months of 2001. The increases in insurance revenue for the third quarter and first nine months of 2001, compared to the respective periods in 2000, are attributable to increased annuity sales as well as the inclusion of the results of the Pittman, Seay and Turner Agency, which was acquired in October 2000 in a transaction accounted for as a purchase.

Net security gains of $3.94 million for the third quarter of 2001 and $6.90 million for the first nine months of 2001 reflect the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-maturity portfolio. Approximately $200 million of intermediate term securities were purchased in July 2001 in anticipation of further reductions in interest rates. The securities were sold in September 2001 and the $3.85 million gain partially offset the Company’s charge in the third quarter of 2001 related to impairment of the mortgage servicing asset. Other revenue for the third quarter of 2001 included a gain of $300,000, and for the first nine months of 2001 included a gain of $2.39 million, from the sale of $90.97 million in student loans. During the first nine months of 2000, $85.7 million in student loans were sold at a gain of $2.6 million. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $73.29 million for the third quarter of 2001, a 4.34% decrease from $76.61 million for the same period of 2000. This decline was primarily due to restructuring, merger-related and other charges totaling $9.28 million that were incurred during the third quarter of 2000. For the nine months ended September 30, 2001, other expense totaled $219.36 million, a 7.24% increase from $204.56 million for the same period in 2000. Increases in other expense during the nine months ended September 31, 2001, as compared to the nine months ended September 30, 2000, were partially offset by the absence of restructuring, merger-related and other charges of $10.50 million incurred during the nine months ended September 30, 2000. Salaries and employee benefits expense for the third quarter of 2001 was $37.08 million, an 8.85% increase from $34.07 million for the third quarter of 2000, and for the first nine months of 2001 was $114.23 million, a 14.22% increase from $100.01 million for the first nine months of 2000. This increase is attributable to increases in employee salaries and the cost of employee health care and other benefits, the addition of employees for locations added since the third quarter of 2000 and the addition of employees through acquisitions accounted for as purchases in the fourth quarter of 2000. Occupancy expense increased 13.26%, to $5.26 million for the third quarter of 2001 from $4.64 million for the third quarter of 2000, and increased 14.02%, to $15.40 million for the first nine months of 2001 from $13.50 million for the first nine months of 2000. This increase was primarily due to additional locations opened since September 30, 2000 and increases in operating costs, particularly maintenance and utilities. Equipment expense of $6.44 million for the third quarter of 2001 represented an increase of 5.19% when compared to equipment expense of $6.12 million for the third quarter of 2000. For the first nine months of 2001, equipment expense was $20.42 million, an increase of 18.86% from $17.18 million for the first nine months of 2000. The primary reason for the increase in equipment expense is the acceleration in depreciation of equipment that becomes obsolete as the former First United Bancshares banks are converted to the Company’s operating systems during 2001. Telecommunications expense of $2.24 million for the third quarter of 2001 represented an increase of 20.13% when compared to telecommunications expense of $1.87 million for the third quarter of 2000. For the first nine months of 2001, telecommunications expense of $6.55 million represented a 26.11% increase when compared to telecommunications expense of $5.19 million for the same period of 2000. The increases are primarily attributable to increased voice and data transmission expense. The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

Income tax expense was $9.45 million and $7.38 million for the third quarter of 2001 and 2000, respectively, representing an increase of 28.07%. For the nine-month period ended September 30, 2001, income tax expense was $31.41 million, compared to $32.53 million for the same period in 2000, representing a decrease of 3.45%. The increase for the third quarter of 2001 compared to the third quarter of 2000 is a function of increased income in 2001, partially offset by non-deductible merger-related charges incurred in 2000. The decrease for the first nine months of 2001 when compared to the respective period of 2000 is primarily the result of non-deductible merger-related charges incurred in 2000. The effective tax rates for the third quarter of 2001 and 2000 were 30.45% and 43.74%, respectively, while the effective tax rates for the nine-month period ended September 30, 2001 and 2000 were 31.87% and 34.37%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2001 were $8.70 billion, or 92.70% of total assets, compared with $8.39 billion, or 92.82% of total assets, at December 31, 2000.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2001 were $1.21 billion, compared with $1.19 billion at the end of 2000, a 1.52% increase. Available-for-sale securities were $1.11 billion at September 30, 2001, compared to $857.40 million at December 31, 2000, a 29.18% increase. With the adoption of SFAS No. 133 on January 1, 2001, the Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio.

The Bank’s loan portfolio makes up the largest single component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.06 billion at September 30, 2001, which represents a 0.56% decrease from the December 31, 2000 total of $6.10 billion. The decrease in loans is primarily the result of the sale of $90.97 million of student loans in the first nine months of 2001 and the result of management’s decision to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $173.8 million at September 30, 2001, representing a decrease of $86.5 million from $260.3 million at December 31, 2000.

At September 30, 2001, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.88% of all loans outstanding at September 30, 2001 and 0.69% of all loans outstanding at December 31, 2000.

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

	September 30,				December 31,
	2001		2000		2000
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$14,880	11.65%	$20,508	9.27%	$12,259	12.30%
Consumer and installment	29,112	14.40%	37,296	19.46%	23,702	17.29%
Real estate mortgage	30,670	68.81%	19,283	64.17%	37,279	65.38%
Lease financing	2,767	4.63%	686	6.27%	3,290	4.69%
Other	5,176	0.51%	327	0.83%	5,200	0.34%
Total	$82,605	100.00%	$78,100	100.00%	$81,730	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated.

	Nine months ended September 30,		Twelve months ended December 31,
	2001	2000	2000
	(Dollars in thousands)
Balance, beginning of period	$81,730	$74,232	$74,232
Loans charged off:
Commercial and agricultural	(2,337)	(5,171)	(5,974)
Consumer & installment	(13,094)	(11,676)	(14,203)
Real estate mortgage	(1,984)	(3,263)	(4,082)
Lease financing	(381)	(176)	(347)
Total loans charged off	(17,796)	(20,286)	(24,606)
Recoveries:
Commercial and agricultural	175	888	1,843
Consumer & installment	2,324	1,948	2,443
Real estate mortgage	422	626	646
Lease financing	32	23	40
Total recoveries	2,953	3,485	4,972

Net charge-offs	(14,843)	(16,801)	(19,634)

Provision charged to operating expense	15,718	20,669	26,166
Acquisitions	–	–	966
Balance, end of period	$82,605	$78,100	$81,730
Average loans for period	$5,999,552	$5,707,257	$5,791,569
RATIOS:
Net charge-offs to average loans-annualized	0.33%	0.39%	0.34%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. Total deposits at September 30, 2001 were $7.81 billion as compared to $7.48 billion at December 31, 2000, representing a 4.41% increase. Non-interest bearing demand deposits increased by $54.97 million, or 5.44%, from $1.01 billion at December 31, 2000 to $1.06 billion at September 30, 2001, while interest bearing demand, savings and time deposits grew $274.85 million, or 4.25%, from $6.47 billion to $6.75 billion from December 31, 2000 to September 30, 2001.

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

CAPITAL RESOURCES

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 2001, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 10.33% and 11.52%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 7.88% at September 30, 2001, compared to the required minimum Tier 1 leverage capital ratio of 4%.

The Company’s current capital position continues to provide it with a level of resources available for the acquisition of depository institutions and businesses closely related to banking in the event opportunities arise.

On March 5, 2001, the Company announced a stock repurchase program whereby the Company may acquire up to 4.2 million shares of the Company’s common stock, or approximately 5% of the shares of common stock then outstanding. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. As of September 30, 2001, 2,729,815 shares of the Company’s common stock had been repurchased under this repurchase program. The repurchase program is expected to be completed within 18 months from its commencement date of March 9, 2001. Repurchased shares will be held as treasury stock and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

No current report on Form 8-K was filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: November 13, 2001	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer