Form 10-K
period 2001-12-31
BANCORPSOUTH INC
filed 2002-03-29
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 1-12991

BancorpSouth, Inc.

(Exact name of registrant as specified in its charter)

Mississippi	64-0659571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza Tupelo, Mississippi	38804

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code        (662) 680-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $2.50 par value	New York Stock Exchange
Common stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $2.50 PAR VALUE
COMMON STOCK PURCHASE RIGHTS

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

(Cover Page Continued on Next Page)

(Continued from Cover Page)

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2002, was approximately $1,371,000,000 based on the closing sale price as reported on the New York Stock Exchange on such date.

     On January 31, 2002, the registrant had outstanding 81,132,989 shares of Common Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement used in connection with Registrant’s Annual Meeting of Shareholders to be held April 23, 2002, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2001
CONTENTS

PART I

Item 1. — Business

General

     BancorpSouth, Inc. (the “Company”) is a bank holding company, incorporated in 1982, with commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. Its principal subsidiary is BancorpSouth Bank (the “Bank”). At December 31, 2001, the Company and its subsidiaries had total assets of approximately $9.40 billion and total deposits of approximately $7.86 billion. The Company’s principal office is located at One Mississippi Plaza, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

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

     The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates investment services, consumer finance, credit life insurance and insurance agency subsidiaries which engage in investment brokerage services, consumer lending, credit life insurance sales and sales of other insurance products. The Bank’s trust department offers a variety of services including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts and limited corporate trust functions.

     At December 31, 2001, the Company and its subsidiaries had 3,920 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

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

     The principal areas of competition in the banking industry center on a financial institution’s ability and willingness to provide credit on a timely and competitively priced basis, to offer a sufficient range of deposit and investment opportunities at a competitive price and maturity, and to offer personal and other services of sufficient quality and at competitive prices. The Company and its subsidiaries believe they can compete effectively in all these areas.

Regulation and Supervision

     The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.

     The Company is a bank holding company and is registered as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to regulation and supervision by the Federal Reserve. The Company is required to file with the Federal Reserve annual reports and such other information as it may require. The Federal Reserve may also conduct examinations of the Company.

     The Bank is incorporated under the banking laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. The Bank is not a member of the Federal Reserve.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) permits, among other things, the acquisition by bank holding companies of savings associations, irrespective of their financial condition, and increased the deposit insurance premiums for banks and savings associations. FIRREA also provides that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a bank holding company such as the Company if it were to acquire another federally insured financial institution), arising as a result of their status as shareholders of a reimbursing financial institution.

     The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). This statute provides for increased funding for the FDIC’s deposit insurance fund and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including bank holding companies. The provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. While most of the Company’s deposits are in the Bank Insurance Fund (BIF), certain other of the Company’s deposits which were acquired from thrifts over the years remain in the Savings Association Insurance Fund (SAIF).

     The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve and with other tests relating to capital adequacy which the Federal Reserve adopts from time to time. See Note 18 to the Company’s Consolidated Financial Statements included in this Report.

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

     The primary source of funds for dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain written approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock. Under FDICIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices which the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

     In addition, the Federal Reserve has the authority to prohibit the payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies, which outlined the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) was signed into law. IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period which may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; provided, however, that mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

     The federal Gramm-Leach-Bliley Act of 1999 (the “GLBA”) was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits bank holding companies to elect to become a “financial holding company,” which would expand the powers of a bank holding company. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company’s depository subsidiaries must be both well-capitalized and well-managed and must have at least a satisfactory rating under the Community Reinvestment Act. The bank holding company must also declare to the Federal Reserve its intention to become a financial holding company and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act provisions and the availability of financial holding company powers became effective on March 11, 2000. The GLBA establishes the Federal Reserve as the umbrella regulator of financial holding companies, with subsidiaries of a financial holding company being more specifically regulated by other regulatory authorities, such as the Securities and Exchange Commission (“SEC”), the Commodity Futures Trading Commission and state securities and insurance regulators, based upon the subsidiaries’ particular activities. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of the personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act. Management believes that the Company currently meets the requirements to make an election to become a financial holding company under the GLBA.

     The Community Reinvestment Act of 1997 (“CRA”) and its implementing regulations are intended to encourage regulated financial institutions to meet the credit need of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2001, the Company had a “satisfactory” CRA rating.

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among its other provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA Patriot Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA Patriot Act will have a material impact on the business of the Company and its subsidiaries.

     The Equal Credit Opportunity Act requires non-discrimination in the provision of banking services. The applicable federal enforcement agencies have recently cited institutions for red-lining (refusing to extend credit to residents of a specific geographic area known to be comprised predominantly of minorities) or reverse red-lining (extending credit to minority applicants on terms less favorable than those offered to non-minority applicants). Violations can result in the assessment of substantial civil penalties.

     The Bank’s insurance subsidiaries are regulated by the insurance regulatory authorities and applicable laws and regulations of the states in which they operate.

     The Bank’s investment services subsidiary is a registered adviser under the Investment Advisers Act of 1940 and is regulated by the SEC.

Lending Activities

     The Company’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Company’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner.

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

     Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property, although such loans may also be made infrequently on an unsecured basis. Generally, the Bank requires personal guaranties of its commercial loans to offset the risks associated with such loans.

     The Bank has had very little exposure as an agricultural lender. Crop production loans have been either fully supported by the collateral and financial strength of the borrower, or else a 90% loan guaranty has been obtained through the Farmers Home Administration on such loans.

Residential Consumer Lending

     A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Bank offers construction loans, second mortgage home improvement loans and home equity lines of credit.

     The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to solvent and competent contractors on both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans have certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

     In most cases, the Bank will sell its mortgage loans with terms of 15 years or more in the secondary market. The sale to the secondary market allows the Bank to manage the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. After the sale of a loan, the Bank’s only involvement is to act as a servicing agent.

     In most cases, the Bank requires title, fire, extended casualty insurance and, where required by applicable regulations, flood insurance to be obtained by the borrower. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces due on sales clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

Non-Residential Consumer Lending

     Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at universities and community colleges in the Bank’s market areas. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

     The Bank also issues credit cards solicited on the basis of applications received through referrals from the Bank’s branches. The Bank generally has a small portfolio of credit card receivables outstanding. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income ratios, similar to the credit policies applicable to other personal consumer loans. Historically, the Bank believes that its credit card losses have been well below industry norms.

     Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Stability of the borrower, willingness to pay and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

Other Financial Services

     The Bank’s consumer finance subsidiary extends consumer loans to individuals and entities that may not satisfy the Bank’s lending standards and operates in 51 offices located in 51 communities in Mississippi and Tennessee.

     The Bank’s insurance service subsidiaries serve as agents in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee and Alabama.

     The Bank’s investment services subsidiary provides brokerage, investment advisory and asset management services and operates in certain communities in Mississippi, Tennessee, Alabama, Arkansas and Louisiana.

     See Note 19 to the Company’s Consolidated Financial Statements included elsewhere in this Report for financial information about each segment of the Company, as defined by generally accepted accounting principles.

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

     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. Undesirable loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Company’s primary market areas, loans dependent on secondary liens as primary collateral and non-recourse loans. To the extent risks are identified, additional precautions are taken in order to reduce the Company’s risk of loss. Commercial loans entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.

     The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan review and underwriting policies. Loan status and monitoring is handled through the Bank’s Loan Administration Department. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions, and periodic Asset Quality Rating Committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for substandard loans. The results of loan reviews are reported to the Audit Committee of both the Company’s and the Bank’s Board of Directors. This process is an integral element of the Bank’s loan program. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

Recent Acquisitions

     The Company completed no acquisitions during 2001.

Selected Statistical Information

     Set forth in this section is certain selected statistical information relating to the Company’s business.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials

     See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Revenue” included herein for information regarding the distribution of assets, liabilities and shareholders’ equity, and interest rates and interest differentials.

Analysis of Changes in Effective Interest Differential

     See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Revenue” included herein for information regarding the analysis of changes in effective interest differential.

Investment Portfolio

Held-to-Maturity Securities

     The following table shows the amortized cost of held-to-maturity securities at December 31, 2001, 2000 and 1999:

	December 31,

	2001	2000	1999

	(In thousands)
U. S. Treasury securities	$23,034	$22,019	$74,786
U. S. Government agency securities	798,887	826,353	619,955
Taxable obligations of states and political subdivisions	12,154	13,949	11,812
Tax exempt obligations of states and political subdivisions	201,343	326,808	324,509
Other securities	75,045	—	—

TOTAL	$1,110,463	$1,189,129	$1,031,062

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2001

		U.S.
	U.S.	Government	States &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield

	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$95,027	$36,778	$—	5.56%
Maturing after one year but within five years	23,034	463,417	94,036	68,016	5.99%
Maturing after five years but within ten years	—	235,454	45,301	7,029	7.09%
Maturing after ten years	—	4,989	37,382	—	7.50%

TOTAL	$23,034	$798,887	$213,497	$75,045

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

     The following table shows the book value of available-for-sale securities at December 31, 2001, 2000 and 1999:

	December 31,

	2001	2000	1999

	(In thousands)
U. S. Treasury securities	$7,383	$26,621	$97,559
U. S. Government agency securities	821,607	689,612	843,544
Taxable obligations of states and political subdivisions	13,007	9,601	8,923
Tax exempt obligations of states and political subdivisions	164,800	64,521	74,306
Other securities	76,394	67,045	56,203

TOTAL	$1,083,191	$857,400	$1,080,535

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2001

		U.S.
	U.S.	Government	State &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield

	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$7,060	$36,730	$3,653	$38,044	5.03%
Maturing after one year but within five years	323	565,806	55,507	29,089	6.01%
Maturing after five years but within ten years	—	132,612	59,149	1,743	7.07%
Maturing after ten years	—	86,459	59,498	7,518	6.51%

TOTAL	$7,383	$821,607	$177,807	$76,394

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Securities and Other Earning Assets.”

Loan Portfolio

     The Company’s loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for the years indicated. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans.”

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Commercial & agricultural	$691,463	$757,885	$712,799	$721,001	$662,857
Consumer & installment	865,188	1,065,324	1,197,277	1,133,218	1,099,151
Real estate mortgage	4,248,467	4,027,751	3,444,172	2,943,774	2,544,102
Lease financing	291,116	288,884	258,811	211,367	173,245
Other	30,811	21,238	12,984	26,669	26,242

Total gross loans	$6,127,045	$6,161,082	$5,626,043	$5,036,029	$4,505,597

Maturity Distribution of Loans

     The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of loans net of unearned discount of the Company as of December 31, 2001:

	One Year	One to	After
	or Less	Five Years	Five Years

	(In thousands)
Commercial & agricultural	$403,366	$260,847	$21,173
Consumer & installment	504,709	326,383	26,492
Real estate mortgages	2,478,350	1,602,691	130,090
Lease financing	169,823	109,821	8,914
Other	17,974	11,623	944

Total Loans, net of unearned discount	$3,574,222	$2,311,365	$187,613

Sensitivity of Loans to Changes in Interest Rates

     The interest rate sensitivity of the Company’s loan portfolio is important in the management of effective interest differential. The Company attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Company’s loans net of unearned discount as of December 31, 2001:

	December 31, 2001

	Fixed	Variable
	Rate	Rate

	(In thousands)
Loan Portfolio Due after one year	$614,021	$290,407

Non-Accrual, Past Due and Restructured Loans

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Company’s non-performing loans were as follows at the end of each period presented:

	December 31

	2001	2000	1999	1998	1997

	(In thousands)
Non-accrual loans	$10,825	$15,572	$13,352	$13,406	$9,124
Loans 90 days or more past due	33,012	25,732	17,311	13,120	12,476
Restructured loans	40	879	1,125	1,781	1,975

Total gross loans	$43,877	$42,183	$31,788	$28,307	$23,575

     The total amount of interest earned on non-performing loans was approximately $493,000, $263,000 and $212,000 in 2001, 2000 and 1999, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $1,402,000, $878,000 and $626,000 in 2001, 2000 and 1999, respectively.

     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2001, 2000 and 1999 was $17,578,000, $14,669,000 and $7,916,000 respectively, with a valuation allowance of $6,546,000, $5,639,000 and $2,074,000, respectively. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $19,065,000, $21,796,000 and $17,620,000, respectively.

     The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as problem loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 2001, no loans were known to be potential problem loans.

     At December 31, 2001, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

     Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a Loan Loss Reserve Valuation Committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Committee considers estimates of loss for individually analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of the allowance for credit losses. The Committee meets at least quarterly to determine the amount of additions to the allowance for credit losses. The Committee is composed of senior management from the Bank’s Loan Administration, Lending and Finance departments. In each period, the Committee bases the allowance for credit losses on its loan classification system as well as an analysis of general economic and business trends in our region and nationally.

     A key input for determining the amount of the allowance for loan losses is the Company’s loan classification system. The Company has a systematic approach for assigning credit ratings and classifications to individual loans. Each loan is assigned a grade by the loan officer at origination that serves as a basis for the credit analysis of the entire portfolio. Periodically, loan officers review the status of each loan and update its grading. The grades assigned by the loan officer are reviewed by an independent Loan Review Department. The Loan Review Department is responsible for reviewing the credit rating and classification of individual loans. The Loan Review Department also assesses trends in the overall portfolio, adherence to internal credit policies and Loan Administration procedures and other factors that may affect the overall adequacy of the allowance for credit losses. Throughout this on-going process, management and the Loan Loss Committee are advised of the condition of individual loans and of the quality profile of the entire loan portfolio for consideration in establishing the allowance for credit losses.

     Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible because of such factors as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.

     The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the risks of losses on the Company’s current portfolio of loans. Management’s judgment is based on a variety of factors which include the Company’s experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans and economic conditions of the Company’s market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The breakdown of the allowance by loan category is based in part on evaluations of specific loans’ past history and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any losses.

     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

	2001		2000		1999		1998		1997

	ALLOW-		ALLOW-		ALLOW-		ALLOW-		ALLOW-
	ANCE	% OF	ANCE	% OF	ANCE	% OF	ANCE	% OF	ANCE	% OF
	FOR	LOANS TO	FOR	LOANS TO	FOR	LOANS TO	FOR	LOANS TO	FOR	LOANS TO
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS

	(Dollars in thousands)

Commercial & agricultural	$10,923	11.29%	$12,259	12.30%	$11,127	12.67%	$7,840	14.32%	$8,015	14.71%

Consumer & installment	12,853	14.12%	23,702	17.29%	22,231	21.28%	21,421	22.50%	19,187	24.40%

Real estate mortgage	50,068	69.34%	37,279	65.38%	32,897	61.22%	28,887	58.45%	25,508	56.47%

Lease financing	2,584	4.75%	3,290	4.69%	3,196	4.60%	2,802	4.20%	2,592	3.85%

Other	6,722	0.50%	5,200	0.34%	4,781	0.23%	7,435	0.53%	6,630	0.57%

TOTAL	$83,150	100.00%	$81,730	100.00%	$74,232	100.00%	$68,385	100.00%	$61,932	100.00%

     The following table sets forth certain information with respect to the Company’s loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 2001. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision for Credit Losses and Allowance for Credit Losses.”

	2001	2000	1999	1998	1997

	(Dollars in thousands)
LOANS

Average loans for the period	$6,010,841	$5,791,569	$5,211,539	$4,710,847	$4,155,013

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$81,730	$74,232	$68,385	$61,932	56,657
Loans charged off:
Commercial & agricultural	(3,763)	(5,974)	(2,565)	(4,504)	(2,753)
Consumer & installment	(16,898)	(14,203)	(12,007)	(11,793)	(10,652)
Real estate mortgage	(3,764)	(4,082)	(1,936)	(2,745)	(2,379)
Lease financing	(464)	(347)	(94)	(75)	(50)

Total loans charged off	(24,889)	(24,606)	(16,602)	(19,117)	(15,834)

Recoveries:
Commercial & agricultural	394	1,843	833	1,408	1,632
Consumer & installment	3,092	2,443	2,411	3,120	2,140
Real estate mortgage	511	646	334	560	576
Lease financing	53	40	59	20	57

Total recoveries	4,050	4,972	3,637	5,108	4,405

Net charge-offs	(20,839)	(19,634)	(12,965)	(14,009)	(11,429)
Provision charged to operating expense	22,259	26,166	17,812	19,310	15,682
Acquisitions	—	966	1,000	1,152	1,022

Balance, end of period	$83,150	$81,730	$74,232	$68,385	$61,932

RATIOS
Net charge-offs to average loans	0.35%	0.34%	0.25%	0.30%	0.28%

Deposits

     Deposits represent the principal source of funds for the Company. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company’s assessment of the stability of its funds sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

     The following table shows the classification of deposits on an average basis for the three years ended December 31, 2001:

	Year Ended December 31

	2001		2000		1999

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non-interest bearing demand deposits	$1,003,229	—	$967,823	—	$934,169	—

Interest bearing demand deposits	1,893,075	2.68%	1,672,466	3.24%	1,585,545	2.86%

Savings deposits	885,025	3.60%	874,707	4.45%	956,056	3.78%

Time deposits	3,912,405	5.58%	3,758,003	5.78%	3,376,833	5.19%

Total deposits	$7,693,734		$7,272,999		$6,852,603

     Time deposits of $100,000 and over, including certificates of deposits of $100,000 and over, at December 31, 2001, had maturities as follows:

DECEMBER 31, 2001

(In thousands)
Three months or less	$611,904
Over three months through six months	338,787
Over six months through twelve months	293,317
Over twelve months	171,343

TOTAL	$1,415,351

Return on Equity and Assets

     Return on average equity, return on average assets and the dividend payout ratios based on net income for each of the years in the three-year period ended December 31, 2001 are presented below:

	Year Ended December 31,

	2001	2000	1999

Return on average equity	12.36%	9.76%	13.89%
Return on average assets	1.06	0.85	1.26
Dividend payout ratio	47.90	60.23	41.18

     The Company’s average equity as a percentage of average assets was 8.60%, 8.70% and 9.06% for 2001, 2000 and 1999, respectively. In 2001, the Company’s return on average equity (which is calculated by dividing net income by average shareholders’ equity) and return on average assets (which is calculated by dividing net income by average total assets) increased and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) decreased. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary.”

Short-Term Borrowings

     The Company uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank advances.

     The following table sets forth, for the periods indicated, certain information about short-term borrowings and the components thereof:

	End of Period		Daily Average		Maximum
					Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End

	(Dollars in thousands)
2001:
Federal funds purchased	$—	—	$621	5.7%	$400
Flex-repos purchased	168,511	5.6%	186,841	5.7%	198,085
Securities sold under repurchase agreements	305,401	1.4%	313,299	3.5%	339,462

Total	$473,912		$500,761		$537,947

2000:
Federal funds purchased	$—	—	$29,859	6.3%	$71,500
Flex-repos purchased	198,925	5.6%	25,804	5.7%	202,300
Securities sold under repurchase agreements	304,502	5.6%	253,354	5.3%	304,502
Short-term Federal Home Loan Bank advances	—	—	136,792	6.8%	570,000

Total	$503,427		$445,809		$1,148,302

1999:
Federal funds purchased	$20,100	4.6%	$19,589	4.9%	$23,600
Securities sold under repurchase agreements	237,327	4.2%	114,121	6.5%	237,327
Short-term Federal Home Loan Bank advances	89,000	6.0%	57,922	5.5%	115,000

Total	$346,427		$191,632		$375,927

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of the sale. At December 31, 2001, the Bank had established informal federal funds borrowing lines of credit aggregating $1.8 billion.

     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s first mortgage collateral or 35% of the Bank’s assets.

Business Risks

     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “may,” “might,“will,” “would,“could” or “intend” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, profitability and customer service, critical accounting policies, market conditions related to the Company’s stock repurchase program, the use of proceeds from the issuance of the Junior Subordinated Debt Securities in connection with the Trust Preferred Offering, allowance for credit losses, the effect of certain new accounting standards on the Company’s financial statements, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy and competition.

     We caution you not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. These factors include, but are not limited to, changes in the Company’s operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, the ability of the Company to collect amounts due under loan agreements, changes in consumer preferences and the risk factors that are described in greater detail in this section below. Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

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

We Compete with Other Bank Holding Companies, Banks and Financial Services Companies.

     The banking business is extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. We compete, and will continue to compete, with well-established banks, credit unions and other financial institutions, several of which have significantly greater resources and lending limits. Some of these competitors provide certain services that we do not provide.

Rising Interest Rates May Result in Higher Interest Rates Being Paid on Interest Bearing Deposits Than Are Charged on Outstanding Loans.

     If interest rates rise, we may pay interest on our customers’ interest-bearing deposits and our other liabilities at higher rates than the interest rates paid to us by our customers on outstanding loans that were made when interest rates were at a lower level. This situation would result in a negative interest rate spread with respect to those loans and cause an adverse effect on our earnings. This adverse effect would increase if interest rates continued to rise while we had outstanding loans payable at fixed interest rates that could not be adjusted to a higher interest rate.

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

Monetary Policies and Economic Factors May Limit Our Ability to Attract Deposits or Make Loans.

     The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature and timing of any changes in these monetary policies and economic conditions or their impact on our financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase and such conditions could also lead to a potential decline in deposits and demand for loans.

Diversification in Types of Financial Services May Adversely Affect Our Financial Performance.

     As part of our business strategy, we have in the past diversified, and may further diversify, our lines of business into areas that are not traditionally associated with the banking business. We now offer insurance and investment services through wholly-owned subsidiaries of the Bank. As a result, we must now manage the development of new business lines in which we have not previously participated. Each new business line requires the investment of additional capital and the significant involvement of our senior management to develop and integrate the insurance and investment services subsidiaries with our traditional banking operations. We can offer no assurances that we will be able to develop and integrate these new services without adversely affecting our financial performance.

Our Ability to Declare and Pay Dividends is Limited by Law.

     We derive our income solely from dividends received from owning the Bank’s common stock. Federal and state law limits the Bank’s ability to declare and pay dividends. In addition, the Board of Governors of the Federal Reserve System may impose restrictions on our ability to declare and pay dividends on our common stock.

We, Like Other Financial Services Companies in Our Market Areas, Are Being Sued By Numerous Plaintiffs for Large Amounts of Damages

     In some states in which we operate, and particularly in Mississippi, there has been a substantial increase in litigation against financial services companies in connection with lending, insurance and other financial transactions. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly enhanced the charges paid by the borrower and/or that the borrowers were sold insurance products or charged fees without appropriate disclosures.

     As previously disclosed, such cases have been filed against some of our subsidiaries. During 2001 the number of cases filed against our subsidiaries, and the number of individual plaintiffs in those cases, has substantially increased. Such claims are now being asserted by several hundred individuals in an increasing number of cases filed in several different counties noted for large jury awards. Since attorneys are actively advertising for such claimants, and since some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings, the number of cases filed and the number of individuals asserting such claims will in all probability continue to increase.

     These actions tend to seek large amounts of damages for claims arising out of transactions that involve relatively small amounts of money. It is not possible to quantify the potential exposure presented by these claims for a number of reasons, primarily because many of the cases have only been recently filed, the facts vary from case to case and are usually disputed, the amount of jury awards have differed from county to county and case to case, and the law provides juries little guidance to determine the amount of punitive damages they may render. The relatively few cases actually tried against other companies in our market area have produced varying awards. Some cases have resulted in large awards of actual and punitive damages for each claimant. None of those larger awards has yet been reviewed on appeal. Rather than face the risk and uncertainty of such awards, some companies have engaged in settlements of such cases. Thus, the results of litigation against other companies in other cases provide only limited information to predict the amount of risk created by the claims asserted against us since the factual basis for those claims may be quite different from those asserted against us, the documentation of the transactions underlying each claim varies from company to company, and jury awards (and the expectation of such awards in influencing settlement) turn on many factors.

     Future legislation and court decisions may limit the amount of damages that can be recovered in such cases; however, we cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward us.

Anti-Takeover Provisions May Discourage A Change of Our Control.

     Our governing documents and certain agreements to which we are a party contain several provisions which make a change-in-control difficult to accomplish, and may discourage a potential acquirer. These include a shareholder rights plan, or “poison pill,” a classified or “staggered” Board, change-in-control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for our common stock.

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

Item 2. — Properties

     The physical properties of the Company are held by its subsidiaries as follows:

a.	BancorpSouth Bank — The main office is located at One Mississippi Plaza in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 80% of the rentable space, with the remainder leased to various unaffiliated tenants.

The Bank owns 209 of its 237 branch banking facilities. The remaining 28 branch banking facilities are occupied under leases with unexpired terms ranging from one to eight years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	Personal Finance Corporation — This wholly-owned subsidiary of the Bank occupies 50 leased offices, with the unexpired terms varying in length from one to five years. The average size of these leased offices is approximately 1,000 square feet. All of these premises are considered to be in good condition.

c.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns five of the eight offices it occupies. It leases three offices that have unexpired terms varying in length from one to five years.

Item 3. — Legal Proceedings

     There has been a trend toward increased litigation against financial services companies arising out of consumer lending and other consumer financial transactions, especially in Mississippi. Some of these actions have resulted in large settlements or substantial damage awards.

     Some of the Company’s subsidiaries are subject to similar cases that seek substantial damages for claims arising out of transactions that involve relatively small amounts of money. While the allegations vary from case to case, in general they allege that loans were originated or renewed in a way that enhances the charges paid by the borrower and that the borrowers were improperly sold insurance products, such as credit life insurance. Further, the Company has been informed that additional claims may be filed against the Company on these matters. The Company has denied these allegations and will vigorously defend the claims. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Litigation Contingencies.”

     The number of these lawsuits filed against some of the Company’s subsidiaries increased during 2001. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to believe that these trends will not continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions in some states may limit the amount of damages that can be recovered in legal proceedings; however, we cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

     In August 2000, two plaintiffs filed an action against First Republic Bank, in which they allege that First Republic Bank violated their rights under the Soldiers’ and Sailors’ Civil Relief Act (“SSCRA”) and that this violation constituted a bad faith breach of contract. The Company and its subsidiaries succeeded to this litigation as a result of the merger with First United Bancshares, Inc. First Republic Bank was formerly a subsidiary of First United Bancshares, Inc. In August 2001, the trial court issued a partial summary judgment in favor of the plaintiffs that the bank is liable for violations of the SSCRA and a hearing is set for May 6, 2002 to determine the amount of damages. The plaintiffs have recently indicated that they will seek damages in excess of $9.4 million. The Company, however, does not believe that the plaintiff’s estimate of damages is accurate and intends to vigorously defend this claim for damages. The Company believes that is has meritorious grounds on which to rely to minimize the amount of damages awarded to the plaintiffs.

     Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolutions of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. — Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Company

     For information regarding executive officers of the Company, see “Item 10. — Directors and Executive Officers of the Registrant” in this Report.

PART II

Item 5. — Market for the Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange.

		High	Low

2001	Fourth	$17.00	$14.25
	Third	16.97	13.45
	Second	17.00	14.00
	First	15.63	12.06

2000	Fourth	$14.88	$11.88
	Third	15.31	13.81
	Second	17.25	14.00
	First	16.63	14.00

Holders of Record

     As of February 28, 2002, there were 10,178 shareholders of record of the Company’s common stock.

Dividends

     The Company declared cash dividends totaling $0.57 per share during 2001, $0.53 during 2000 and $0.49 during 1999. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. — Business — Regulation and Supervision” and Note 14 to the Company’s Consolidated Financial Statements included elsewhere in this Report.

Item 6. — Selected Financial Data

Selected Financial Information (Unaudited)

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$665,835	$674,035	$596,670	$574,414	$523,770
Interest expense	331,093	346,883	280,150	277,104	246,945

Net interest revenue	334,742	327,152	316,520	297,310	276,825
Provision for credit losses	22,259	26,166	17,812	19,310	15,682

Net interest revenue, after provision for credit losses	312,483	300,986	298,708	278,000	261,143
Other revenue	128,633	85,578	100,321	85,418	77,835
Other expense	295,313	274,227	251,882	232,928	225,199

Income before income taxes	145,803	112,337	147,147	130,490	113,779
Income tax expense	47,340	37,941	44,736	42,249	34,141

Net income	$98,463	$74,396	$102,411	$88,241	$79,638

Per Share Data:
Net income: Basic	$1.19	$0.88	$1.20	$1.04	$0.96
Diluted	1.19	0.88	1.19	1.03	0.96
Cash dividends	0.57	0.53	0.49	0.45	0.395
Book value	9.92	9.39	8.84	8.44	7.72
Balance Sheet — Year End Balances:
Total assets	$9,395,429	$9,044,034	$8,441,697	$7,899,655	$7,207,205
Total securities	2,193,654	2,046,529	2,111,597	2,147,609	2,032,644
Loans, net of unearned discount	6,073,200	6,095,315	5,541,961	4,935,668	4,400,643
Total deposits	7,856,840	7,480,920	7,066,645	6,720,906	6,102,882
Long-term debt	140,939	152,049	166,247	197,420	88,308
Total shareholders’ equity	805,403	789,576	757,111	723,162	639,012
Selected Ratios:
Return on average assets	1.06%	0.85%	1.26%	1.16%	1.17%
Return on average equity	12.36%	9.76%	13.89%	12.95%	12.97%

Summary of Quarterly Results

	QUARTER ENDED

	Mar 31	Jun 30	Sept 30	Dec 31

	(In thousands, except per share amounts)
2001
Interest revenue	$174,140	$169,677	$164,982	$157,036
Net interest revenue	81,599	80,924	84,437	87,782
Provision for credit losses	4,097	4,769	6,852	6,541
Income before income taxes	32,620	34,900	31,033	47,250
Net income	22,319	23,246	21,583	31,315
Earnings per share: Basic	0.27	0.28	0.26	0.39
Diluted	0.27	0.28	0.26	0.38
Dividends per share	0.14	0.14	0.14	0.15

2000
Interest revenue	$158,729	$163,586	$173,325	$178,395
Net interest revenue	81,328	82,458	80,567	82,799
Provision for credit losses	4,615	5,398	10,656	5,497
Income before income taxes	39,267	38,510	16,871	17,689
Net income	26,645	25,984	9,492	12,275
Earnings per share: Basic	0.31	0.31	0.11	0.15
Diluted	0.31	0.31	0.11	0.15
Dividends per share	0.13	0.13	0.13	0.14

1999
Interest revenue	$143,449	$145,545	$149,685	$157,991
Net interest revenue	76,234	77,694	79,505	83,087
Provision for credit losses	3,751	4,094	4,798	5,169
Income before income taxes	35,130	36,304	38,902	36,811
Net income	24,988	24,832	26,172	26,419
Earnings per share: Basic	0.29	0.29	0.31	0.31
Diluted	0.29	0.29	0.30	0.31
Dividends per share	0.12	0.12	0.12	0.13

Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Years Ended December 31, 2001
Results of Operations
Summary

     The table below summarizes the Company’s net income, return on average assets and return on average shareholders’ equity for the years ended December 31, 2001, 2000 and 1999. The Company’s discussion and analysis is based on reported financial information; however, certain information is also be provided regarding the impact of certain large or unusual amounts that occurred during 2000 in the form of restructuring, merger-related and other charges incurred because of the merger with First United Bancshares, Inc. on August 31, 2000 (see Note 2 to Consolidated Financial Statements). The additional information is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s continuing operations.

(Dollars in thousands, except per share amounts)	2001	2000	1999

Net income	$98,463	$74,396	$102,411
Net income per share: Basic	$1.19	$0.88	$1.20
Diluted	$1.19	$0.88	$1.19
Return on average assets	1.06%	0.85%	1.26%
Return on average shareholders’ equity	12.36%	9.76%	13.89%

     Net income increased 32.3% to $98.5 million in 2001 from $74.4 million in 2000, which represented a 27.4% decrease from $102.4 million in 1999. While reporting a significant increase over 2000’s net income, the Company’s earnings for 2001 were negatively impacted by rapidly declining interest rates and a slowing economy. Contributing to the increase in 2001 earnings, when compared to 2000, were $22.5 million (net of tax) in restructuring, merger-related and other charges included in 2000’s results. These restructuring, merger-related and other charges principally impacted the third and fourth quarter of 2000 and reduced 2000 net income per share by $0.27 and $0.26, basic and diluted, respectively. The inclusion of these restructuring, merger-related and other charges in 2000 was the primary reason for the 27.4% decline in net income in 2000 when compared to 1999. The components of net income are discussed in more detail in the various headings that follow.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). The Company believes that its determination of the allowance for credit losses and the valuation of mortgage servicing rights involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in (1) market conditions or (2) the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for credit losses.

     The need for and the amount of valuation allowance to reflect the carrying value of capitalized mortgage servicing rights at the lower of cost or fair value is a significant estimate and, if determined necessary, is reflected as a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Relying on assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends, and industry demand, a fair value estimate of the Company’s capitalized mortgage servicing rights is performed and reviewed by management. The use of different estimates or assumptions could produce different fair values. The Company does not routinely hedge the value of capitalized mortgage servicing rights and is susceptible to significant fluctuations in value in rapidly changing interest rate environments. At December 31, 2001, the Company’s servicing asset was $37.2 million, net of impairment.

Net Interest Revenue

     The Federal Reserve reduced short-term interest rates 11 times over the course of 2001, totaling 475 basis points. This dramatic decline in interest rates created considerable pressure on the Company’s net interest revenue as a larger volume of its interest bearing assets were being repriced in the short term (6 months or less) to lower interest rates faster than its interest bearing liabilities. Net interest revenue increased 2.3% to $334.7 million in 2001 from $327.2 million in 2000, which represented an increase of 3.4% from $316.5 million in 1999. Net interest revenue is the difference between interest revenue earned from earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to fully taxable equivalent amounts, using an effective tax rate of 35%.

     Interest income decreased 1.3% to $677.4 million in 2001 from $686.1 million in 2000, which represented an increase of 12.7% from $608.6 million in 1999. While average interest earning assets increased 5.7% to $8.7 billion in 2001, this volume increase was more than offset by a decrease in the yield of those assets of 55 basis points to 7.83% in 2001, resulting in a decrease in interest income. The increase in interest income during 2000 was attributable to a 7.6% increase in average interest earning assets to $8.2 billion during 2000, and an increase in the yield of those assets of 38 basis points to 8.38% in 2000.

     Interest expense decreased 4.6% to $331.1 million in 2001 from $346.9 million in 2000, which represented an increase of 23.8% from $280.2 million in 1999. While average interest bearing liabilities increased 6.0% to $7.3 billion in 2001, this volume increase was more than offset by a decrease in the average rate paid on those liabilities of 50 basis points to 4.51% in 2001. The increase in interest expense during 2000 was attributable to an 8.6% increase in average interest bearing liabilities to $6.9 billion in 2000, and an increase in the average rate paid on those liabilities of 61 basis points to 5.01% in 2000.

     The relative performance of the lending and deposit-raising functions is frequently measured by two calculations — net interest margin and net interest rate spread. Net interest margin is determined by dividing fully-taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, or free funding, such as demand deposits and shareholders’ equity.

     Net interest margin for 2001 was 4.00%, a decline of 14 basis points from 4.14% for 2000, which represented a decline of 18 basis points from 4.32% for 1999. Net interest rate spread for 2001 was 3.32%, a decline of five basis points from 3.37% for 2000, which represented a decrease of 23 basis points from 3.60% for 1999. The decline in net interest margin and net interest rate spread in 2001 was due to the decrease in asset yield that was not fully offset by the smaller decrease in funding cost. Because the Company was asset sensitive in the short-term in 2001, the 475 basis point decline in short-term interest rates during 2001 resulted in interest bearing assets being repriced more quickly than interest bearing liabilities, thus reducing net interest margin and net interest rate spread.

     The Company experienced significant growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2001. Average interest earning assets increased 5.7% during 2001, 7.6% during 2000 and 7.3% during 1999, due to increases in the Company’s loan and securities portfolios. Average interest bearing liabilities increased 6.0% during 2001, 8.6% during 2000 and 7.4% during 1999, due to increases in the Company’s deposits and short-term borrowings.

     The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2001. Each of the measures is reported on a fully-taxable equivalent basis.

	2001			2000			1999

(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

ASSETS
Loans (net of unearned income) (1)(2)	$6,010,841	$516,098	8.59%	$5,791,569	$527,618	9.11%	$5,211,539	$459,593	8.82%
Mortgages held for sale	53,558	3,381	6.31%	39,461	3,111	7.88%	51,602	3,638	7.05%
Held to maturity securities:
Taxable	920,939	56,417	6.13%	796,125	49,086	6.17%	670,051	39,007	5.82%
Non-taxable (3)	214,694	16,411	7.64%	325,027	24,108	7.42%	315,206	23,072	7.32%
Available-for-sale securities:
Taxable	831,885	50,848	6.11%	1,040,875	68,740	6.60%	1,108,558	67,939	6.13%
Non-taxable (4)	180,370	13,073	7.25%	73,829	6,011	8.14%	88,364	7,163	8.11%
Federal funds sold and short term investments	439,621	21,200	4.82%	119,752	7,440	6.21%	162,578	8,135	5.00%

Total interest earning assets and revenue	8,651,908	677,428	7.83%	8,186,638	686,114	8.38%	7,607,898	608,547	8.00%
Other assets	691,608			646,878			604,718
Less: allowance for credit losses	(81,604)			(77,042)			(73,420)

Total	$9,261,912			$8,756,474			$8,139,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$1,893,075	$50,727	2.68%	$1,672,466	$54,226	3.24%	$1,585,545	$45,379	2.86%
Savings	885,025	31,839	3.60%	874,707	38,948	4.45%	956,056	36,144	3.78%
Time	3,912,405	218,272	5.58%	3,758,003	217,191	5.78%	3,376,833	175,228	5.19%
Federal funds purchased, securities sold under repurchase agreements and other short-term borrowings (5)	503,024	21,614	4.30%	454,089	26,742	5.89%	270,185	13,748	5.09%
Long-term debt	145,097	8,641	5.96%	164,683	9,776	5.94%	185,632	9,651	5.20%

Total interest bearing liabilities and expense	7,338,626	331,093	4.51%	6,923,948	346,883	5.01%	6,374,251	280,150	4.40%
Demand deposits — non-interest bearing	1,003,229			967,823			934,169
Other liabilities	123,351			102,819			93,250

Total liabilities	8,465,206			7,994,590			7,401,670
Shareholders’ equity	796,706			761,884			737,526

Total	$9,261,912			$8,756,474			$8,139,196

Net interest revenue		$346,335			$339,231			$328,397

Net interest margin			4.00%			4.14%			4.32%
Net interest rate spread			3.32%			3.37%			3.60%
Interest bearing liabilities to interest earning assets			84.82%			84.58%			83.78%

(1)	Includes taxable equivalent adjustment of $1,273,000, $1,538,000 and $1,293,000 in 2001, 2000 and 1999, respectively, using an effective tax rate of 35%.
(2)	Non-accrual loans are immaterial for each of the years presented.
(3)	Includes taxable equivalent adjustments of $5,744,000, $8,438,000 and $8,092,000 in 2001, 2000 and 1999, respectively, using an effective tax rate of 35%.
(4)	Includes taxable equivalent adjustment of $4,576,000, $2,103,000 and $2,492,000 in 2001, 2000 and 1999, respectively, using an effective tax rate of 35%.
(5)	Interest expense includes interest paid on liabilities not included in averages.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table that follows presents an analysis of rate and volume change in net interest revenue from 2000 to 2001 and from 1999 to 2000. Changes that are not solely due to volume or rate have been allocated to volume.

	2001 OVER 2000 - INCREASE (DECREASE)			2000 OVER 1999 - INCREASE (DECREASE)

	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
(Taxable equivalent basis)
INTEREST REVENUE
Loans (net of unearned income)	$18,827	$(30,347)	$(11,520)	$52,841	$15,184	$68,025
Mortgages held for sale	890	(620)	270	(957)	430	(527)
Held to maturity securities:
Taxable	7,646	(315)	7,331	7,773	2,306	10,079
Non-taxable	(8,434)	737	(7,697)	728	308	1,036
Available-for-sale securities:
Taxable	(12,774)	(5,118)	(17,892)	(4,470)	5,271	801
Non-taxable	7,722	(660)	7,062	(1,183)	31	(1,152)
Federal funds sold and short term investments	15,425	(1,665)	13,760	(2,661)	1,966	(695)

Total	29,302	(37,988)	(8,686)	52,071	25,496	77,567

INTEREST EXPENSE
Demand — interest bearing	5,911	(9,411)	(3,500)	2,818	6,028	8,846
Savings	371	(7,479)	(7,108)	(3,622)	6,424	2,802
Time	8,614	(7,533)	1,081	22,029	19,933	41,962
Federal funds purchased, securities sold under repurchase agreements and other short-term borrowings	2,103	(7,229)	(5,126)	10,830	2,164	12,994
Long-term debt	(1,166)	31	(1,135)	(1,244)	1,368	124

Total	15,833	(31,621)	(15,788)	30,811	35,917	66,728

Total increase (decrease)	$13,469	$(6,367)	$7,102	$21,260	$(10,421)	$10,839

Interest Rate Sensitivity

     The interest rate sensitivity gap is the difference between the maturity or repricing scheduling of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table sets forth the Company’s interest rate sensitivity at December 31, 2001.

	INTEREST RATE SENSITIVITY
	Maturing or Repricing

		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$18,030	$—	$—	$—
Federal funds sold & repurchase agreements	343,511	—	—	—
Held-to-maturity securities	25,707	105,058	645,405	334,293
Available-for-sale securities	105,318	43,193	603,278	331,402
Loans, net of unearned discount	2,271,394	1,302,828	2,311,365	187,613
Mortgages held for sale	65,537	—	—	—

Total interest earning assets	2,829,497	1,451,079	3,560,048	853,308

Interest bearing liabilities:
Interest bearing demand deposits & savings	3,069,380	—	—	—
Time deposits	1,393,590	1,650,145	633,106	2,120
Federal funds purchased & securities sold under repurchase agreements	473,912	—	—	—
Long-term debt	5,000	—	—	135,939
Other	917	361	900	150

Total interest bearing liabilities	4,942,799	1,650,506	634,006	138,209

Interest rate sensitivity gap	$(2,113,302)	$(199,427)	$2,926,042	$715,099

Cumulative interest sensitivity gap	$(2,113,302)	$(2,312,729)	$613,313	$1,328,412

     In the event interest rates decline after 2001, based on this interest rate sensitivity gap, it is likely that the Company would experience a slightly positive effect on net interest income in the following one year period, as the cost of funds will decrease at a more rapid rate than interest income on interest earning assets. Conversely, in periods of increasing interest rates, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest income. It should be noted that the balances shown in the table above are for a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.

Provisions for Credit Losses and Allowance for Credit Losses

     The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses and considers both qualitative and quantitative factors. Some of the quantitative factors considered by the Company include loan growth, changes in the size and characteristics of the loan portfolio, net charge-offs, changes in nonperforming and past due loans, historical loan loss experience, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, concentrations of loans to specific borrowers or industries and other factors. Some of the qualitative factors that the Company considers include existing general economic conditions, the existing risks of individual loans and other factors.

     The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. In employing its systematic methodology, the Company follows several processes to determine the allowance for loan losses.

     The allowance for credit losses for commercial loans is based principally upon the Company’s loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the relevant loan officer, which serves as a basis for the credit analysis of the entire portfolio. The grade assigned considers the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide an additional level of review. The loss factors assigned to each classification are based upon the attributes (loan to collateral values, borrower creditworthiness, etc.) of the loans typically assigned to each grade. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as deemed appropriate. The allowance for credit losses for the consumer loan portfolio is based upon delinquencies and historic loss rates. The overall allowance includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

     The provision for credit losses, the allowance for credit losses as a percentage of loans outstanding at the end of 2001, 2000 and 1999 and net charge-offs for those years are shown in the following table:

	2001	2000	1999

	(Dollars in thousands)
Provision for credit losses	$22,259	$26,166	$17,812
Allowance for credit losses as a percentage of loans outstanding at year end	1.37%	1.34%	1.34%
Net charge-offs	$20,839	$19,634	$12,965
Net charge-offs as a percentage of average loans	0.35%	0.34%	0.25%

     The provision for credit losses for 2001 decreased 14.9% from the provision for 2000, which reflected a special charge of $6.1 million made to provide for probable losses in the loan portfolio acquired in the merger with First United Bancshares, Inc., and to reflect differences in underwriting standards at the acquired company. In part, these differences in underwriting standards also led to a 6.1% increase in net charge-offs during 2001 and increases in internal credits ratings and classifications of the Company’s overall loan portfolio at December 31, 2001. If the 2000 provision for credit losses is reduced by the special charge of $6.1 million, the Company’s 2001 provision increased by $2.2 million, or 10.9%, as compared to the 2000 provision. This increase in provision reflects the increased level of net charge-offs in 2001 versus 2000, $20.8 million in 2001 compared to $19.6 million in 2000. The increase in provision in 2001 versus 2000 also reflects the increase in non-performing assets which totaled $60.0 million at December 31, 2001, compared to $50.1 million at December 31, 2000. The provision for credit losses for 2000 increased 46.9% from the provision for 1999, principally as a result of the $6.1 million special charge related to the merger with First United Bancshares, Inc. and because of a 51.4% increase in net charge-offs during 2000. The increase in provision in 2000 versus 1999 also reflects the increase in non-performing assets which totaled $50.1 million at December 31, 2000, compared to $43.0 million at December 31, 1999. In all years presented, increases in consumer based loans were the principal contributors to the higher levels of net charge-offs.

     For further information on nonperforming and classified loans, see “Financial Condition — Loans.”

Other Revenue

     The components of other revenue for the years ended December 31, 2001, 2000 and 1999 and the percentage change from the prior year are shown in the following table:

	2001		2000		1999

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in thousands)
Mortgage lending	$17,186	+58.0%	$10,874	-40.5%	$18,289	+32.4%
Service charges	42,759	+5.7	40,472	+10.9	36,503	+7.9
Life insurance premiums	4,528	+5.3	4,300	+8.2	3,975	+8.8
Trust income	6,929	+3.4	6,700	+4.7	6,400	+9.6
Securities gains (losses), net	10,671	NM	(15,632)	NM	4,416	+224.0
Insurance commissions	20,422	+27.4	16,034	+18.1	13,573	+8.8
Other	26,138	+14.5	22,830	+33.0	17,165	+18.9

Total other revenue	$128,633	+50.3%	$85,578	-14.7%	$100,321	+17.4%

     The Company’s revenue from mortgage lending consists principally of revenue generated by originating loans, which includes loan origination fees and net gains or losses from the sales of mortgage loans, and by servicing loans for others. The Company’s mortgage lending revenue typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the servicing rights to the sold loans. The origination process, which includes secondary marketing, otherwise referred to as the sale of loans originated, produced revenue of $19.0 million, $8.2 million and $11.3 million for 2001, 2000 and 1999, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in net losses of $1.7 million, $1.5 million and $2.6 million for 2001, 2000 and 1999, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The servicing process includes the actual servicing of loans and the recognition of changes in the valuation of capitalized mortgage servicing rights. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The servicing process generated a loss of $1.8 million in 2001, and revenues of $2.7 million in 2000 and $7.0 million in 1999. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized mortgage servicing rights. Lower mortgage rates in 2001 and 2000 resulted in impairment expense of $4.9 million in 2001 and $1.0 million in 2000. Rising mortgage interest rates during 1999 resulted in the recovery of $3.3 million during 1999 of previously recorded impairment. The following table presents the principal amount of mortgage loans serviced at December 31, 2001, 2000 and 1999 and the percentage change from the previous year end.

	2001		2000		1999

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in millions)
Mortgage loans serviced	$2,522	+13.8%	$2,217	+6.3%	$2,085	+13.6%

     Service charges on deposit accounts increased in 2001, 2000 and 1999 because of higher volumes of items processed, growth in the number of deposit accounts and rate increases. Life insurance premium revenue increased 5.3% in 2001, 8.2% in 2000 and 8.8% in 1999. Trust income increased 3.4% in 2001, 4.7% in 2000 and 9.6% in 1999, as a result of increases in the number of trust accounts and the value of assets under care (either managed or in custody). Net securities gains of $10.7 million were recorded in 2001 and reflect the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-maturity portfolio. In the second half of 2001, approximately $200 million in intermediate term securities were purchased in anticipation of further reductions in interest rates that could result in the recognition of additional impairment charges related to the Company’s mortgage servicing asset. These securities were sold in the third quarter of 2001 with a gain of $3.9 million. The proceeds were again reinvested in intermediate term securities and these securities were sold in the fourth quarter of 2001 with a gain of $3.6 million. In 2000, the Company restructured the securities portfolio acquired through the August 31, 2000 merger with First United Bancshares, Inc. by selling approximately $680 million of securities and reinvesting the net proceeds in higher yielding securities, which resulted in securities losses of $15.7 million in 2000. In 1999, the Company established a charitable foundation and contributed appreciated equity securities to initially fund the foundation. This transaction resulted in securities gains of approximately $4.14 million, which are reflected in the results for 1999. Revenue from insurance commissions grew steadily during 2001, 2000 and 1999, as the Company continued to expand those products and services. The increases in the other component of other revenue in 2001, 2000 and 1999 were primarily attributable to fees generated from brokerage activities, as well as increased analysis charges and debit card net interchange.

Other Expense

     The components of other expense for the years ended December 31, 2001, 2000 and 1999 and the percentage change from the prior year are shown in the following table:

	2001		2000		1999

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in thousands)
Salaries and employee benefits	$155,680	+16.3%	$133,855	+7.3%	$124,750	+9.0%
Occupancy, net	20,529	+11.9	18,343	+8.4	16,918	+7.5
Equipment	26,799	+11.0	24,137	+11.7	21,618	+7.5
Telecommunications	8,693	+20.2	7,234	+1.9	7,096	+18.5
Merger-related	—	-100.0	9,215	+656.6	1,218	-65.9
Other	83,612	+2.7	81,443	+1.4	80,282	+9.9

Total other expense	$295,313	+7.7%	$274,227	+8.9%	$251,882	+8.1%

     Salaries and employee benefits expense for 2001, 2000 and 1999 included increases in salaries and employee benefits due to incentive payments and salary increases, increases in the cost of employee heath care benefits and the hiring of employees to staff the banking locations added during those years; however, salaries and employee benefits expense for all three years were impacted by changes in stock appreciation rights (SARs) expense, which is included in salaries and employee benefits expense. The Company previously granted SARs to certain of its employees, which requires the Company to recognize an expense in the event of an increase in the market price of the Company’s common stock or a reduction of expense in the event of a decline in the market price of the Company’s common stock. In 2001, the Company’s common stock price increased approximately 36.2%, which resulted in SAR expense of $1,903,000. In 2000, the Company’s common stock price declined by approximately 25.3%, and in 1999, the Company’s common stock price declined by approximately 9.9%. As a result of these declines in value, reductions in expense of $1,844,000, and $956,000 were recorded in 2000 and 1999, respectively. At December 31, 2001, the Company had approximately 445,000 SARs outstanding. Based on that amount, a dollar increase in the Company’s stock price would result in $445,000 in SAR expense while a dollar decrease in the Company’s stock price would result in a $445,000 reduction in SAR expense.

     Occupancy and equipment expenses increased in 2001, 2000 and 1999 principally as a result of additional branch offices, equipment upgrades and upgrades to the Company’s internal operating systems. Telecommunications expense increased as a result of expanded voice and data networks and expansion of the Bank’s call center, all of which related to providing higher levels of convenient consumer oriented banking services. The increase during 1999 in the other component of other expense was primarily attributable to a contribution of appreciated equity securities with an aggregate market value of $4.14 million to a charitable foundation established by the Company in 1999.

     As a direct result of the Company’s merger activity, merger-related and other costs of $9.2 million and $1.2 million were recorded in 2000 and 1999, respectively. These merger-related and other costs included termination and change of control payments, contract termination charges, professional fees, elimination of duplicate facilities charges and other charges.

Financial Condition

Loans

     The Company’s loan portfolio represents the largest single component of the Company’s earning asset base, comprising 69.5% of average earning assets during 2001. The following table indicates the average loans, year end balances of the loan portfolio and the percentage increases for the years presented.

	2001		2000		1999

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in millions)
Loans, net of unearned — average	$6,011	+3.8%	$5,792	+11.1%	$5,212	+10.6%
Loans, net of unearned — year end	6,073	-0.4	6,095	+10.0	5,542	+12.3

     While average loans increased 3.8% in 2001 when compared to 2000, loans outstanding at December 31, 2001 were down slightly, 0.4%, when compared to December 31, 2000. This slowdown in loan growth in 2001 reflects general weakness in the economy of many of the markets served by the Company. In addition, part of the slowdown in loan growth in 2001 is due to the Company’s decision to reduce its exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. The Company’s portfolio of indirect automobile loans decreased $113.9 million since December 31, 2000, reaching $146.4 million at December 31, 2001.

     Quality is stressed in the Company’s lending policy as opposed to growth. The Company’s nonperforming assets, which are carried either in the loan account or other assets on the consolidated balance sheets, were as follows at the end of each year presented.

	2001	2000	1999

	(Dollars in thousands)
Foreclosed properties	$16,140	$7,893	$11,182
Non-accrual loans	10,825	15,572	13,352
Loans 90 days or more past due, still accruing	33,012	25,732	17,311
Restructured loans	40	879	1,125

Total non-performing assets	$60,017	$50,076	$42,970

Total non-performing assets as a percentage of net loans	0.99%	0.82%	0.78%

     The increases in the Company’s non-performing assets in 2001 and 2000 reflect a general slow down in the overall economy of the region serviced by the Company. The Company has not, as a matter of policy, participated in any highly leveraged transactions nor made any loans or investments relating to corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2001, 2000 and 1999, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.

     Included in non-performing assets above were loans the Company considered impaired totaling $17.6 million, $14.7 million and $7.9 million at December 31, 2001, 2000 and 1999, respectively.

Securities and Other Earning Assets

     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be taxexempt. Investments in taxexempt securities totaled $365.8 million at December 31, 2001, compared to $414.9 million at the end of 2000. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield nonrated securities and investments.

     At December 31, 2001, the Company’s available-for-sale securities totaled $1.1 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2001, the Company held no securities whose decline in fair value was considered other than temporary.

     Net unrealized gains on investment securities as of December 31, 2001 totaled $77.3 million. Net unrealized gains on held-to-maturity securities comprised $37.9 million of that total, while net unrealized gains on available-for-sale securities were $39.4 million. Net unrealized gains on investment securities as of December 31, 2000 totaled $35.1 million. Of that total, $10.5 million was attributable to held-to-maturity securities and $24.6 million to available-for-sale securities.

     In the fourth quarter of 2000, the Company restructured the securities portfolio acquired in the August 31, 2000 merger with First United Bancshares, Inc. by selling approximately $680 million of securities and reinvesting the net proceeds in higher yielding securities.

Deposits

     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas.

     The following table presents the Company’s average deposit mix and percentage change for the years indicated.

	2001		2000		1999

	Average	%	Average	%	Average	%
	Balance	Change	Balance	Change	Balance	Change

	(Dollars in millions)
Interest bearing deposits	$6,691	+6.1%	$6,305	+6.5%	$5,918	+6.1%
Non-interest bearing deposits	1,003	+3.7	968	+3.6	934	+8.5

Total average deposits	$7,694	+5.8	$7,273	+6.2	$6,852	+6.4

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

     One of the Company’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allows the Company to fund earning assets and maintain the availability of funds. Managements believes that the Company’s traditional sources of maturing loans and investment securities, sales of mortgages held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations. To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (FHLB) which provides liquidity to fund term loans with borrowings of matched or longer maturities. At December 31, 2001, the Company had long-term advances from the FHLB totaling approximately $141 million, bearing interest rates from 5.75% to 7.19%. The Company has pledged first mortgage loans to secure the FHLB borrowings and has $397 million in additional borrowing capacity under the existing FHLB borrowing agreement. Further, the Company has informal federal funds borrowing arrangements aggregating $1.8 billion. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unemcumbered fair value of the Company’s U.S. Government and government agencies securities portfolio. Should the Company’s traditional sources of liquidity be constrained, forcing the Company to pursue avenues of funding not typically used, the Company’s net interest margin could be impacted negatively. The Company has not used in the past and does not expect to use in the future off-balance sheet entities to support the Company’s liquidity and capital needs. These entities are commonly referred to as special purpose entities and are often used as a mechanism to facilitate the sale of assets. The Company does utilize, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.

     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit, which are not reflected in the consolidated financial position of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2001, commitments to extend credit included approximately $58 million for letters of credit and approximately $1.2 billion for mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of approximately $45.7 million at December 31, 2001. The fair value of these loan commitments was a loss of approximately $69,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with movements in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2001, the Company had $81.2 million in such commitments to sell, with a carrying value and fair value of $1.5 million. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has be made, however no significant credit losses are expected from these commitments and arrangements.

     The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.70% and 11.91%, respectively, at December 31, 2001, compared to 11.31% and 12.56%, respectively, at December 31, 2000. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for each period. In addition, the Company’s Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 7.94% at December 31, 2001, and 8.10% at December 31, 2000, compared to the required minimum leverage capital ratio of 3%.

     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at December 31, 2001.

     The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that a portion of the consideration for substantially all of these transactions, if any, would be shares of the Company’s common stock; however, transactions involving only cash consideration or other forms of consideration may also be considered.

     On March 5, 2001, the Company announced a stock repurchase program whereby the Company may acquire up to 4.2 million shares of its common stock, or approximately 5% of the shares of common stock then outstanding. As of December 31, 2001, 2,965,115 shares of the Company’s common stock had been repurchased under this repurchase program. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any remaining repurchases will depend on market conditions and other corporate considerations. The Company expects to complete the repurchase program within 18 months from its commencement date of March 9, 2001. Repurchased shares will be held as authorized but unissued stock and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

     On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock, in addition to the 1,234,885 shares that the Company had yet to repurchase as of December 31, 2001 pursuant to the common stock repurchase program authorized on March 5, 2001. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchases will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. Repurchased shares will be held as authorized but unissued shares and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

     The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced a material effect on its capital resources or liquidity, and does not expect to experience any material effects in connection with its stock repurchase programs during the terms of these programs.

     On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 face value per share, due January 28, 2032 and callable at the option of the Company after January 28, 2007. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust invested the net proceeds of $121,062,500 in the 8.15% Junior Subordinated Debt Securities issued by the Company, which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust will be used for general corporate purposes, including the repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions.

Certain Litigation Contingencies

     In some states in which we operate, and particularly in Mississippi, there has been a substantial increase in litigation against financial services companies in connection with lending, insurance and other financial transactions. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly enhanced the charges paid by the borrower and/or that the borrowers were sold insurance products or charged fees without appropriate disclosures.

     As previously disclosed, such cases have been filed against some of our subsidiaries. During 2001 the number of cases filed against our subsidiaries, and the number of individual plaintiffs in those cases, has substantially increased. Such claims are now being asserted by several hundred individuals in an increasing number of cases filed in several different counties noted for large jury awards. Since attorneys are actively advertising for such claimants, and since some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings, the number of cases filed and the number of individuals asserting such claims will in all probability continue to increase.

     These actions tend to seek large amounts of damages for claims arising out of transactions that involve relatively small amounts of money. It is not possible to quantify the potential exposure presented by these claims for a number of reasons, primarily because many of the cases have only been recently filed, the facts vary from case to case and are usually disputed, the amount of jury awards have differed from county to county and case to case, and the law provides juries little guidance to determine the amount of punitive damages they may render. The relatively few cases actually tried against other companies in our market area have produced varying awards. Some cases have resulted in large awards of actual and punitive damages for each claimant. None of those larger awards has yet been reviewed on appeal. Rather than face the risk and uncertainty of such awards, some companies have engaged in settlements of such cases. Thus, the results of litigation against other companies in other cases provide only limited information to predict the amount of risk created by the claims asserted against us since the factual basis for those claims may be quite different from those asserted against us, the documentation of the transactions underlying each claim varies from company to company, and jury awards (and the expectation of such awards in influencing settlement) turn on many factors.

     Future legislation and court decisions may limit the amount of damages that can be recovered in such cases; however, we cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward us.

Item 7A. — Quantitative and Qualitative Disclosures About Market Risk

     Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.

     The Company’s market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on its assets and owes on its liabilities are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. Several techniques might be used by a financial institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the measurement of its asset/liability gap, that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose and decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.

     Management seeks to manage interest-rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios, while at the same time maximizing the yield generated from the portfolio.

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest-bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans	$2,414,919	$999,338	$697,996	$365,208	$248,823	$187,613	$4,913,897	$5,044,083
Average interest rate	7.93%	7.93%	7.72%	7.76%	7.39%	7.61%	7.85%
Variable interest rate loans	$1,224,840	—	—	—	—	—	$1,224,840	$1,212,982
Average interest rate	5.66%	—	—	—	—	—	5.66%
Fixed interest rate securities	$416,010	$234,886	$330,743	$370,511	$223,425	$618,079	$2,193,654	$2,231,524
Average interest rate	5.01%	5.68%	5.69%	6.16%	6.08%	6.33%	5.86%
Other interest bearing assets	$361,541	—	—	—	—	—	$361,541	$361,541
Average interest rate	2.67%	—	—	—	—	—	2.67%

Mortgage servicing rights (1)	—	—	—	—	—	—	$37,225	$37,225

Rate-sensitive liabilities:
Savings & interest bearing checking	$3,069,380	—	—	—	—	—	$3,069,380	$3,069,380
Average interest rate	1.51%	—	—	—	—	—	1.51%
Fixed interest rate time deposits	$3,043,735	$409,001	$104,154	$53,614	$66,337	$2,120	$3,678,961	$3,740,105
Average interest rate	4.46%	4.59%	5.18%	6.01%	4.79%	5.79%	4.53%
Fixed interest rate borrowings	$6,278	$265	$282	$303	$49	$136,090	$143,267	$142,084
Average interest rate	5.83%	7.29%	7.31%	7.31%	7.44%	5.96%	5.96%
Variable interest rate borrowings	$473,912	—	—	—	—	—	$473,912	$473,912
Average interest rate	3.06%	—	—	—	—	—	3.06%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$45,685	—	—	—	—	—	$45,685	$45,685
Average interest rate	6.75%	—	—	—	—	—	6.75%
Forward contracts	$73,500	—	—	—	—	—	$73,500	$73,500
Average interest rate	6.15%	—	—	—	—	—	6.15%

(1)  Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

     In addition, see “Item 1. — Business — Investment Portfolio” and Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity” and “ — Securities and Other Earning Assets.”

Item 8. — Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

     We have audited the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Memphis, Tennessee
January 17, 2002, except as to note 22,
which is as of February 15, 2002

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31

	2001	2000

	(In thousands)
Assets
Cash and due from banks (Note 20)	$341,513	$314,888
Interest bearing deposits with other banks	18,030	11,687
Held-to-maturity securities (Note 3) (fair value of $1,148,333 and $1,199,644)	1,110,463	1,189,129
Available-for-sale securities (Note 4) (amortized cost of $1,043,766 and $832,781)	1,083,191	857,400
Federal funds sold and securities purchased under agreement to resell	343,511	212,925
Loans (Notes 5, 6, 9 and 16)	6,127,045	6,161,082
Less: Unearned discount	53,845	65,767
Allowance for credit losses	83,150	81,730

Net loans	5,990,050	6,013,585
Mortgages held for sale	65,537	27,820
Premises and equipment, net (Note 7)	211,576	197,898
Accrued interest receivable	85,359	89,605
Other assets (Note 17)	146,199	129,097

Total Assets	$9,395,429	$9,044,034

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Non-interest bearing	$1,108,499	$1,009,808
Interest bearing	2,158,698	1,682,278
Savings	910,682	924,591
Other time (Note 8)	3,678,961	3,864,243

Total deposits	7,856,840	7,480,920
Federal funds purchased and securities sold under repurchase agreements (Note 8)	473,912	503,427
Accrued interest payable	31,124	40,611
Other liabilities (Notes 10 and 11)	87,211	77,451
Long-term debt (Note 9)	140,939	152,049

Total Liabilities	8,590,026	8,254,458

Shareholders’ Equity (Notes 2, 14 and 15)
Common stock, $2.50 par value
Authorized — 500,000,000 shares; Issued — 81,225,790 and 84,043,340 shares	203,064	210,108
Capital surplus	11,457	48,667
Accumulated other comprehensive income	24,243	15,202
Retained earnings	566,639	515,599

Total Shareholders’ Equity	805,403	789,576

Commitments and contingent liabilities (Note 20)	—	—
Total Liabilities and Shareholders’ Equity	$9,395,429	$9,044,034

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Years Ended December 31

	2001	2000	1999

	(In thousands, except per share amounts)
Interest Revenue
Loans	$514,824	$526,080	$458,300
Deposits with other banks	521	1,175	1,263
Federal funds sold and securities purchased under agreement to resell	20,677	6,266	6,869
Held-to-maturity securities:
Taxable	56,417	49,086	39,007
Tax-exempt	10,667	15,670	14,983
Available-for-sale securities:
Taxable	50,848	68,740	67,939
Tax-exempt	8,500	3,907	4,671
Mortgages held for sale	3,381	3,111	3,638

Total interest revenue	665,835	674,035	596,670

Interest Expense
Deposits	300,838	310,365	256,751
Federal funds purchased and securities sold under repurchase agreements	21,535	16,966	8,362
Other	8,720	19,552	15,037

Total interest expense	331,093	346,883	280,150

Net interest revenue	334,742	327,152	316,520
Provision for credit losses (Note 6)	22,259	26,166	17,812

Net interest revenue, after provision for credit losses	312,483	300,986	298,708

Other Revenue
Mortgage lending	17,186	10,874	18,289
Service charges	42,759	40,472	36,503
Life insurance premiums	4,528	4,300	3,975
Trust income	6,929	6,700	6,400
Securities gains (losses), net	10,671	(15,632)	4,416
Insurance commissions	20,422	16,034	13,573
Other	26,138	22,830	17,165

Total other revenue	128,633	85,578	100,321

Other Expense
Salaries and employee benefits (Notes 11 and 13)	155,680	133,855	124,750
Occupancy, net of rental income	20,529	18,343	16,918
Equipment	26,799	24,137	21,618
Telecommunications	8,693	7,234	7,096
Merger related	—	9,215	1,218
Other	83,612	81,443	80,282

Total other expense	295,313	274,227	251,882

Income before income taxes	145,803	112,337	147,147
Income tax expense (Note 10)	47,340	37,941	44,736

Net Income	$98,463	$74,396	$102,411

Net Income Per Share (Note 14): Basic	$1.19	$0.88	$1.20

Diluted	$1.19	$0.88	$1.19

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2001, 2000, and 1999

				Accumulated
	Common Stock			Other
			Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income	Earnings	Total

	(Dollars in thousands,except per share amounts)
Balance, December 31, 1998	85,641,562	$214,104	$70,801	$14,134	$424,123	$723,162
Net income	—	—	—	—	102,411	102,411
Change in fair value of available-for-sale securities, net of tax effect of $16,279 (Note 15)	—	—	—	(28,283)	—	(28,283)

Comprehensive income						74,128
Shares issued	66,354	166	506	—	65	737
Recognition of stock compensation	—	—	—	—	70	70
Purchase of stock	(52,500)	(131)	(726)	—	—	(857)
Cash dividends declared, $0.49 per share	—	—	—	—	(40,129)	(40,129)

Balance, December 31, 1999	85,655,416	214,139	70,581	(14,149)	486,540	757,111
Net income	—	—	—	—	74,396	74,396
Change in fair value of available-for-sale securities, net of tax effect of ($16,969) (Note 15)	—	—	—	29,351	—	29,351

Comprehensive income						103,747
Shares issued:
Business combination (Note 2)	95,000	237	1,123	—	—	1,360
Other shares issued	271,074	677	1,001	—	(10)	1,668
Recognition of stock compensation	—	—	1,463	—	(1,065)	398
Purchase of stock	(1,978,150)	(4,945)	(25,501)	—	—	(30,446)
Cash dividends declared, $0.53 per share	—	—	—	—	(44,262)	(44,262)

Balance, December 31, 2000	84,043,340	210,108	48,667	15,202	515,599	789,576
Net income	—	—	—	—	98,463	98,463
Change in fair value of available-for-sale securities, net of tax effect of ($5,765) (Note 15)	—	—	—	9,041	—	9,041

Comprehensive income						107,504
Shares issued	127,305	318	866	—	—	1,184
Recognition of stock compensation	56,000	140	935	—	(115)	960
Purchase of stock	(3,000,855)	(7,502)	(39,011)	—	—	(46,513)
Cash dividends declared, $0.57 per share	—	—	—	—	(47,308)	(47,308)

Balance, December 31, 2001	81,225,790	$203,064	$11,457	$24,243	$566,639	$805,403

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Years Ended December 31

	2001	2000	1999

	(In thousands)
Operating Activities:
Net income	$98,463	$74,396	$102,411
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,259	26,166	17,812
Depreciation and amortization	27,328	22,697	19,966
Deferred taxes	3,452	(1,833)	(448)
Amortization of intangibles	3,744	3,741	2,937
Amortization of debt securities premium and discount, net	(1,190)	(1,464)	(2,746)
Security losses (gains), net	(10,671)	15,632	(4,416)
Net deferred loan origination expense	1,134	(4,576)	(5,016)
(Increase) decrease in interest receivable	4,246	(16,529)	(4,230)
Increase (decrease) in interest payable	(9,487)	9,682	1,307
Realized gain on student loans sold	(2,403)	(2,736)	(984)
Proceeds from mortgages sold	876,143	345,507	565,687
Origination of mortgages held for sale	(913,860)	(336,326)	(539,854)
Other, net	(3,913)	5,431	(9,298)

Net cash provided by operating activities	95,245	139,788	143,128

Investing Activities:
Proceeds from calls and maturities of held- to-maturity securities	509,300	306,825	230,726
Proceeds from calls and maturities of available- for-sale securities	348,464	573,948	1,191,115
Proceeds from sales of held-to-maturity securities	51,212	308	9,040
Proceeds from sales of available-for-sale securities	766,110	719,568	105,234
Purchases of held-to-maturity securities	(649,328)	(416,789)	(429,110)
Purchases of available-for-sale securities	(1,142,904)	(1,163,648)	(1,127,549)
Net (increase) decrease in short-term investments	(130,586)	(102,050)	119,056
Proceeds from student loans sold	93,688	94,361	57,469
Net increase in loans	(91,143)	(661,807)	(670,795)
Purchases of premises and equipment	(44,912)	(49,188)	(21,967)
Proceeds from sale of premises and equipment	6,437	3,342	1,246
Other, net	(24,479)	61,859	(10,798)

Net cash used in investing activities	(308,141)	(633,271)	(546,333)

Financing Activities:
Net increase in deposits	375,920	414,275	345,763
Net increase (decrease) in short-term debt and other liabilities	(27,018)	147,742	89,485
Advances on long-term debt	—	26,682	145,000
Repayment of long-term debt	(11,110)	(40,976)	(89,425)
Issuance of common stock	1,184	951	74
Purchase of common stock	(46,513)	(30,446)	(857)
Payment of cash dividends	(46,599)	(39,781)	(38,825)

Net cash provided by financing activities	245,864	478,447	451,215

Increase (Decrease) in Cash and Cash Equivalents	32,968	(15,036)	48,010
Cash and Cash Equivalents at Beginning of Year	326,575	341,611	293,601

Cash and Cash Equivalents at End of Year	$359,543	$326,575	$341,611

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2001, 2000 and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period reported. Actual results could differ significantly from those estimates. The Company and its subsidiaries are engaged in the business of banking and activities closely related to banking. The Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The following is a summary of the more significant accounting and reporting policies.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

Cash Flow Statements

     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of approximately $340,580,000, $337,201,000 and $278,843,000 and income taxes of approximately $48,081,000, $42,131,000 and $32,283,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Securities

     Securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are debt securities that the Company has the ability and management has the positive intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

Securities Purchased and Sold Under Agreement to Resell or Repurchase

     The Bank has entered into a secured borrowing arrangement with the State of Mississippi whereby the Bank is required to provide collateral amounts of 102%, in U.S. Treasury or GNMA securities, of the fair value and accrued income of the securities sold under repurchase agreements. The Bank has entered into third party lending arrangements, as securities purchased under agreements to resell, that mirror the collateral provisions of the agreement with the State of Mississippi, and that provide for a fixed spread between the interest rate paid and that earned by the Bank. The Bank remains responsible for repayment of the monies borrowed from the State of Mississippi.

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

Provision and Allowance for Credit Losses

     The provision for credit losses charged to expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate based on estimated probable losses on the Company’s current portfolio of loans. Management’s judgment is based on a variety of factors which include the Company’s experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present economic conditions in the Company’s market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Stock Based Compensation

     The Company elected to continue to account for stock-based compensation to employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation.” See Note 13 for disclosure of pro forma net income and pro forma net income per share as required under SFAS No. 123.

     Certain of the Company’s stock option plans contain provisions for stock appreciation rights (SARs). Accounting rules for SARs require the recognition of expense for appreciation in the market value of the Company’s common stock or a reduction of expense in the event of a decline in the market value of the Company’s common stock. See Note 13 for further disclosures regarding SARs.

Recent Pronouncements

     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, established accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. These statements were adopted effective January 1, 2001, and have had no material impact on the financial position or results of operations of the Company. With the adoptions, the Company reclassified securities totaling $170.5 million from held-to-maturity into the available-for-sale portfolio as of January 1, 2001.

     At December 31, 2001, the derivatives held by the Company were commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

     In July 2001, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

     SFAS No. 141 was adopted in July 2001 and SFAS No. 142 is effective January 1, 2002. SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase method business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase method business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment valuation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangibles, to those reporting units as of the date of adoption. The Company will then have six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

     At the date of adoption, the Company had unamortized goodwill of $32.1 million and unamortized identifiable intangible assets of $3.5 million, all of which will be subject to the provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $3.0 million for the year ended December 31, 2001. Because of the extensive effort needed to comply with adoption of SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting SFAS No. 141 and SFAS No. 142 on the Company’s consolidated financial statements at the date of this report, including whether any transitional impairment loss will be required to be recognized as a cumulative effect of a change in accounting principle.

     In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company, with the exception of the Bank’s credit life insurance subsidiary, files a consolidated federal income tax return.

Other

     Trust income is recorded on the cash basis as received, which results in an amount that does not differ materially from the amount that would be recorded under the accrual basis.

(2)   ACQUISITIONS

     On February 26, 1999, HomeBanc Corporation, a $160 million bank holding company headquartered in Guntersville, Alabama, merged with and into the Company. Pursuant to the merger, HomeBanc Corporation’s subsidiary bank, The Home Bank, merged into the Bank. Each share of stock of HomeBanc Corporation was converted into 1.5747417 shares of the Company’s common stock, or a total of 2,099,971 shares of common stock. This transaction was accounted for as a pooling of interests and the Company’s financial statements for all periods presented include the consolidated accounts of HomeBanc Corporation.

     On June 30, 1999, Stewart Sneed Hewes, Inc. and subsidiaries, TSH Rentals, Inc. and Stewart Sneed Hewes II, Inc., a group of interrelated commercial insurance agencies, merged with and into BancorpSouth Insurance Services, Inc., a subsidiary of the Bank. A total of 1,252,806 shares of the Company’s common stock were issued to effect this transaction. This transaction was accounted for as a pooling of interests and the Company’s financial statements for all periods presented include the accounts of Stewart Sneed Hewes, Inc. and subsidiaries, TSH Rentals, Inc. and Stewart Sneed Hewes II, Inc.

     On August 31, 2000, First United Bancshares, Inc., a $2.7 billion bank holding company headquartered in El Dorado, Arkansas, merged with and into the Company. Pursuant to the merger, First United Bancshares’ subsidiary banks and trust company merged into the Bank. Each share of stock of First United Bancshares was converted into 1.125 shares of the Company’s common stock, or a total of 28,489,225 shares of common stock. This transaction was accounted for as a pooling of interests and the Company’s financial statements for all periods presented include the consolidated accounts of First United Bancshares.

     On October 10, 2000, the Pittman Insurance Agency and the Kilgore, Seay and Turner Insurance Agency, insurance agencies based in Jackson, Mississippi, merged with and into BancorpSouth Insurance Services, Inc., a subsidiary of the Bank. Consideration given to complete this transaction consisted of cash of $3,065,000 and 95,000 shares of the Company’s common stock. The transaction was accounted for as a purchase.

     On October 31, 2000, Texarkana First Financial Corporation, a $218 million savings and loan holding company headquartered in Texarkana, Arkansas, merged with and into the Company. Pursuant to the merger, Texarkana First Federal Corporation’s subsidiary company, First Federal Savings and Loan Association, merged into the Bank. Consideration paid to complete this transaction consisted of cash in the aggregate amount of $37,500,000. This transaction was accounted for as a purchase.

(3)   HELD-TO-MATURITY SECURITIES

     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2001 and 2000 follows:

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
U.S. Treasury	$23,034	$990	$—	$24,024
U.S. Government agencies and corporations	798,887	32,528	143	831,272
Obligations of states and political subdivisions	213,497	4,781	953	217,325
Other	75,045	1,011	344	75,712

Total	$1,110,463	$39,310	$1,440	$1,148,333

	2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
U.S. Treasury	$22,019	$359	$—	$22,378
U.S. Government agencies and corporations	826,353	11,118	3,831	833,640
Obligations of states and political subdivisions	340,757	6,478	3,609	343,626

Total	$1,189,129	$17,955	$7,440	$1,199,644

     Gross gains of $767,000 and gross losses of $29,000 were recognized in 2001, gross gains of $33,000 and gross losses of $172,000 were recognized in 2000 and gross gains of $184,000 and gross losses of $17,000 were recognized in 1999 on held-to-maturity securities. Except for 2001, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 2001 amounts is a gross gain of $218,000 related to the sale of held-to-maturity securities with amortized cost of $45,682,000. These securities were sold because the actual maturity date was within 90 days.

     Held-to-maturity securities with a carrying value of approximately $850,000,000 at December 31, 2001 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2001, were securities with a carrying value of $130.3 million issued by the State of Mississippi and securities with a carrying value of $37.3 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2001 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2001

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$131,805	$133,871
Due after one year through five years	648,503	667,223
Due after five years through ten years	287,784	303,751
Due after ten years	42,371	43,488

Total	$1,110,463	$1,148,333

(4) AVAILABLE-FOR-SALE SECURITIES

     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2001 and 2000 follows:

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury	$7,296	$87	$—	$7,383
U.S. Government agencies and corporations	785,589	36,453	435	821,607
Obligations of states and political subdivisions	177,283	2,360	1,836	177,807
Preferred stock	42,343	195	26	42,512
Other	31,255	2,704	77	33,882

Total	$1,043,766	$41,799	$2,374	$1,083,191

	2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(In thousands)
U.S. Treasury	$26,463	$158	$—	$26,621
U.S. Government agencies and corporations	670,186	19,975	549	689,612
Obligations of states and political subdivisions	73,275	20,159	19,312	74,122
Preferred stock	3,318	92	73	3,337
Other	59,539	4,640	471	63,708

Total	$832,781	$45,024	$20,405	$857,400

     Gross gains of $10,856,000 and gross losses of $923,000 were recognized in 2001, gross gains of $549,000 and gross losses of $16,042,000 were recognized in 2000 and gross gains of $4,724,000 and gross losses of $475,000 were recognized in 1999 on available-for-sale securities.

     Available-for-sale securities with a carrying value of approximately $603,000,000 at December 31, 2001 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2001, were securities with a carrying value of $73.5 million issued by the State of Mississippi and securities with a carrying value of $70.5 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years unless they have a repricing feature.

	2001

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$84,641	$85,487
Due after one year through five years	623,757	650,725
Due after five years through ten years	183,708	193,504
Due after ten years	151,660	153,475

Total	$1,043,766	$1,083,191

(5) LOANS

     A summary of loans classified by collateral type at December 31, 2001 and 2000 follows:

	2001	2000

	(In thousands)
Commercial and agricultural	$691,463	$757,885
Consumer and installment	865,188	1,065,324
Real estate mortgage	4,248,467	4,027,751
Lease financing	291,116	288,884
Other	30,811	21,238

Total	$6,127,045	$6,161,082

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans was $10,825,000 and $15,572,000 at December 31, 2001 and 2000, respectively. Restructured loans totaled $40,000 and $879,000 at December 31, 2001 and 2000, respectively.

     The total amount of interest earned on non-performing loans was approximately $493,000, $263,000 and $212,000 in 2001, 2000 and 1999, respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $1,402,000, $878,000 and $626,000 in 2001, 2000 and 1999, respectively.

     Loans considered impaired, under SFAS No.114, as amended by SFAS No. 118, are loans which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2001 and 2000 was $17,578,000 and $14,669,000, respectively, with a valuation reserve of $6,546,000 and $5,639,000, respectively. The average recorded investment in impaired loans during 2001 and 2000 was $19,065,000 and $21,796,000, respectively.

(6) ALLOWANCE FOR CREDIT LOSSES

     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

		(In thousands)
Balance at beginning of year	$81,730	$74,232	$68,385
Provision charged to expense	22,259	26,166	17,812
Recoveries	4,050	4,972	3,637
Loans charged off	(24,889)	(24,606)	(16,602)
Acquisitions	—	966	1,000

Balance at end of year	$83,150	$81,730	$74,232

(7) PREMISES AND EQUIPMENT

     A summary by asset classification at December 31, 2001 and 2000 follows:

	Estimated
	Useful Life
	Years	2001	2000

	(In thousands)
Land	N/A	$33,447	$31,701
Buildings and improvements	20-50	158,952	149,837
Leasehold improvements	10-20	6,007	5,958
Equipment, furniture and fixtures	3-12	159,279	150,385
Construction in progress	N/A	12,710	17,443

Subtotal		370,395	355,324
Accumulated depreciation and amortization		158,819	157,426

Premises and equipment, net		$211,576	$197,898

(8) TIME DEPOSITS AND SHORT-TERM DEBT

     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1,415,351,000 and $1,387,526,000 were outstanding at December 31, 2001 and 2000, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $75,015,000, $77,077,000, and $57,602,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     For time deposits with a remaining maturity of more than one year at December 31, 2001, the aggregate amount of maturities for each of the following five years is presented in the following table:

Maturing in	Amount

(In thousands)
2003	$428,025
2004	104,154
2005	53,614
2006	66,337
2007	52
Thereafter	2,069

Total	$654,251

     Presented below is information relating to short-term debt for the years ended December 31, 2001 and 2000:

	End of Period		Daily Average		Maximum
					Outstanding
		Interest		Interest	at Any
	Balance	Rate	Balance	Rate	Month End

	(Dollars in thousands)
2001:
Federal funds purchased	$—	—	$621	5.7%	$400
Flex-repos purchased	168,511	5.6%	186,841	5.7%	198,085
Securities sold under repurchase agreements	305,401	1.4%	313,299	3.5%	339,462

Total	$473,912		$500,761		$537,947

2000:
Federal funds purchased	$—	—	$29,859	6.3%	$71,500
Flex-repos purchased	198,925	5.6%	25,804	5.7%	202,300
Securities sold under repurchase agreements	304,502	5.6%	253,354	5.3%	304,502
Short-term Federal Home Loan Bank advances	—	—	136,792	6.8%	570,000

Total	$503,427		$445,809		$1,148,302

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2001, the Bank had established informal federal funds borrowing lines of credit aggregating $1,749,000,000.

(9)   LONG-TERM DEBT

Federal Home Loan Bank Advances

     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (FHLB) of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s first mortgage loans pledged as collateral or 35% of the Bank’s assets.

     At December 31, 2001, the following FHLB fixed term advances were repayable as follows:

Final Due Date	Interest Rate	Amount

		(In thousands)
2002	5.75%	$5,000
2008 and beyond	5.86% - 7.19%	135,939

Total		$140,939

(10) INCOME TAXES

     Total income taxes for the years ended December 31, 2001, 2000 and 1999 are allocated as follows:

	2001	2000	1999

	(In thousands)
Income from continuing operations	$47,340	$37,941	$44,736
Shareholders’ equity for other comprehensive income	5,765	16,969	(16,279)
Shareholders’ equity for stock option plans	(314)	(510)	(268)

Total	$52,791	$54,400	$28,189

     The components of income tax expense (credit) attributable to continuing operations are as follows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

		(In thousands)
Current:
Federal	$37,004	$35,790	$39,278
State	6,884	3,984	5,906
Deferred:
Federal	2,911	(1,593)	(389)
State	541	(240)	(59)

Total	$47,340	$37,941	$44,736

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2001	2000	1999

	(In thousands)
Tax expense at statutory rate	$51,031	$39,318	$51,501
Increase (reduction) in taxes resulting from:
State income taxes, net of federal tax benefit	4,826	2,434	3,801
Tax-exempt interest revenue	(6,606)	(7,284)	(6,870)
Non-deductible merger expenses	—	2,050	255
Charitable contribution	—	—	(1,450)
Other, net	(1,911)	1,423	(2,501)

Total	$47,340	$37,941	$44,736

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

	(In thousands)
Deferred tax assets:
Loans receivable, principally due to allowance for credit losses	$34,447	$34,345
Deferred liabilities, principally due to compensation arrangements and vacation accruals	7,010	7,184
Net operating loss carryforwards	559	629

Total gross deferred tax assets	42,016	42,158
Less: valuation allowance	—	—

Deferred tax assets	$42,016	$42,158

Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation and lease transactions	$28,661	$24,167
Deferred assets, principally due to expense recognition	1,247	1,495
Investments, principally due to interest income recognition	4,129	3,143
Capitalization of mortgage servicing rights	9,513	11,435
Unrealized gains on available-for-sale securities	15,018	9,417

Total gross deferred tax liabilities	58,568	49,657

Net deferred tax liabilities	$(16,552)	$(7,499)

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences existing at December 31, 2001.

     At December 31, 2001 the Company has net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,461,000 that are available to offset future federal taxable income, subject to various limitations, through 2009.

(11) PENSION AND PROFIT SHARING PLANS

     The Company maintains a noncontributory and trusteed defined benefit pension plan covering substantially all full-time employees who have at least one year of service and have attained the age of 21. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to contribute to the pension plan the amount meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the pension cost included in current income and the funded amount is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.

     The BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) provides for the payment of retirement benefits to certain participants in the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”). The Restoration Plan covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986 and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing their benefit under the Basic Plan. The Company has a nonqualified supplemental retirement plan for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years.

     A summary of the defined benefit retirement plans at and for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000	1999

Change in benefit obligation:		(In thousands)
Projected benefit obligation at beginning of year	$49,371	$38,808	$38,913
Service cost	3,220	1,998	3,185
Interest cost	3,516	3,096	2,885
Amendments	1,420	779	—
Actuarial (gain) loss	825	6,828	(3,104)
Benefits paid	(3,252)	(2,138)	(3,071)

Projected benefit obligation at end of year	$55,100	$49,371	$38,808

Change in plan assets:
Fair value of plan assets at beginning of year	$45,609	$48,095	$46,333
Actual return on assets	294	(348)	3,471
Employer contributions	—	—	1,362
Benefits paid	(3,252)	(2,138)	(3,071)

Fair value of plan assets at end of year	$42,651	$45,609	$48,095

Funded status:
Benefit obligation	$(55,100)	$(49,371)	$(38,808)
Fair value of plan assets	42,651	45,609	48,095
Unrecognized transition amount	238	254	(4)
Unrecognized prior service cost	3,319	2,016	(1,338)
Unrecognized actuarial (gain) loss	4,624	89	(7,752)

Net amount recognized	$(4,268)	$(1,403)	$193

Components of net periodic pension cost:
Service cost	$3,220	$1,998	$3,185
Interest cost	3,516	3,096	2,885
Expected return on assets	(4,045)	(3,289)	(3,434)
Amortization of unrecognized transition amount	17	16	(7)
Recognized prior service cost	117	117	(78)
Recognized net (gain) loss	40	(745)	(157)

Net periodic pension cost	$2,865	$1,193	$2,394

     Plan assets consist primarily of listed bonds and commingled funds. The assumptions used for measuring net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 are presented in the following table.

Discount rate	7.25%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected rate of return on plan assets	9.00%	9.00%	7.50%

     The Company has a deferred compensation plan (commonly referred to as a “401(k) Plan”), whereby employees may contribute a portion of their compensation, as defined, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. Plan expense for the years ended December 31, 2001, 2000 and 1999 was $4,191,000, $3,507,000 and $3,149,000, respectively.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Securities

     The carrying amounts for short-term securities approximate fair value because of their short-term maturity (90 days or less) and present no unexpected credit risk. The fair value of most longer-term securities is estimated based on market prices or dealer quotes. See Note 3, Held-to-Maturity Securities, and Note 4, Available-for-Sale Securities for fair values.

Loans

     Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using rates currently available that reflect the credit and interest rate risk inherent in the loan. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Deposit Liabilities

     Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts and money market checking accounts, is equal to the amount payable on demand as of December 31, 2001 and 2000. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Debt

     The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities.

Off-balance Sheet Instruments

     The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. See Note 20, Commitments and Contingent Liabilities-Forward Contracts, for fair value information regarding these instruments.

     The Company’s lending commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time, therefore, the estimated value of the Company’s lending commitments approximates carry amount. See Note 20, Commitments and Contingent Liabilities-Lending Commitments, for information regarding lending commitments.

     The following table presents carrying and fair value information at December 31, 2001 and 2000:

	2001		2000

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

		(In thousands)
Assets:
Cash and due from banks	$341,513	$341,513	$314,888	$314,888
Interest bearing deposits with other banks	18,030	18,030	$11,687	11,687
Held-to-maturity securities	1,110,463	1,148,333	1,189,129	1,199,644
Available-for-sales securities	1,083,191	1,083,191	857,400	857,400
Federal funds sold and securities purchased under agreement to resell	343,511	343,511	212,925	212,925
Loans, net of unearned discount	6,073,200	6,191,528	6,095,315	5,984,248
Mortgages held for sale	65,537	65,537	27,820	27,820
Liabilities:
Noninterest bearing deposits	1,108,499	1,108,499	1,009,808	1,009,808
Savings and interest bearing deposits	3,069,380	3,069,380	2,606,869	2,606,869
Other time deposits	3,678,961	3,740,105	3,864,243	4,065,316
Federal funds purchased and securities sold under repurchase agreements	473,912	473,912	503,427	503,427
Long-term debt and other borrowings	$143,267	$142,084	$152,049	$150,377

(13) STOCK INCENTIVE AND STOCK OPTION PLANS

     In 1995, the Company issued 60,000 shares of common stock to a key employee. The shares vest over a 10-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 24,000 at December 31, 2001. The compensation expense associated with this award was $51,600 for each of the years in the three year period ended December 31, 2001.

     In 1998, the Company issued 70,000 shares of common stock to a key employee and, in 2001, an additional 56,000 shares were issued. The remaining shares vest over a 6-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 84,000 at December 31, 2001. The compensation expense associated with this award was $305,800 for 2001 and 2000, respectively, and $152,900 for 1999.

     In 2000, the Company issued 100,000 shares of common stock to a key employee. The shares vest over a 5-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 80,000 at December 31, 2001. The compensation expense associated with this award was $292,500 for 2001 and 2000, respectively.

     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1990, 1994 and 1995 stock incentive plans. The stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 2001, the Company had outstanding 444,636 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded compensation expense of $1,903,000 in 2001 and reductions in compensation expense of $1,844,000 and $956,000 in 2000 and 1999, respectively, related to the SARs because of the changes in market value of its common stock.

     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of common stock.

     A summary of the status of the Company’s stock options outstanding as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,509,102	$14.08	2,194,934	$13.74	1,938,393	$12.37
Granted	400,000	15.48	539,298	13.01	355,875	16.80
Exercised	(127,606)	9.31	(196,530)	6.71	(88,874)	4.58
Expired or cancelled	(22,962)	14.67	(28,600)	19.10	(10,460)	9.88

Outstanding at end of year	2,758,534	$14.51	2,509,102	$14.08	2,194,934	$13.74

Exercisable at end of year	2,043,197		1,873,802		1,498,372

     For options granted in 2001, 2000 and 1999, the weighted-average grant-date fair values were $3.44, $2.64 and $4.39, respectively.

     The following table summarizes information about stock options at December 31, 2001:

	Options Outstanding				Options Exercisable

Range Of	Number	Weighted-Avg		Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life		Exercise Price	Exercisable	Exercise Price

$3.58 to $6.49	67,014	0.8	years	$6.18	67,014	$6.18
$7.44 to $9.38	329,650	2.1		8.69	329,650	8.69
$11.06 to $14.98	1,079,889	5.8		12.63	805,544	12.40
$15.06 to $17.69	827,112	8.4		16.38	386,120	17.07
$19.88 to $22.50	454,869	6.5		20.96	454,869	20.96

$3.58 to $22.50	2,758,534	6.1		$14.51	2,043,197	$14.38

     SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, adoption of a fair-value based accounting method for employee stock-based compensation arrangements. As permitted by SFAS No. 123, the Company has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation cost. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999: expected options lives of 7 years for all three years; expected dividend yield of 3.70%, 3.00% and 3.18%; expected volatility of 23%, 23% and 22% and risk-free interest rates of 5.5%, 6.0% and 6.0%. Pro forma net income and pro forma net income per share calculated under the provisions of SFAS No. 123 for the years ended December 31, 2001, 2000 and 1999 are presented in the following table.

		2001	2000	1999

Net income (in thousands)	As reported Pro forma	$98,463 97,543	$74,396 73,361	$102,411 101,163

Basic earnings per share	As reported Pro forma	$1.19 1.18	$0.88 0.87	$1.20 1.18

Diluted earnings per share	As reported Pro forma	$1.19 1.18	$0.88 0.86	$1.19 1.18

(14) EARNINGS PER SHARE AND DIVIDEND DATA

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999:

	2001			2000			1999

	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

				(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$98,463	82,539	$1.19	$74,396	84,474	$0.88	$102,411	85,564	$1.20

Effect of dilutive stock options	—	440		—	337		—	444

Diluted EPS:
Income available to common shareholders plus assumed exercise	$98,463	82,979	$1.19	$74,396	84,811	$0.88	$102,411	86,008	$1.19

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2001, the Bank could have paid dividends to the Company of $219,000,000 under current regulatory guidelines.

(15) OTHER COMPREHENSIVE INCOME

     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2001, 2000 and 1999:

	2001			2000			1999

	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax	Tax	(Expense)	of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount

				(In thousands)
Unrealized gains on securities:
Unrealized gains (losses) arising during holding period	$24,739	$(9,564)	$15,175	$30,827	$(11,042)	$19,785	$(40,313)	$14,661	$(25,652)
Reclassification adjustment for net losses (gains) realized in net income	(9,933)	3,799	(6,134)	15,493	(5,927)	9,566	(4,249)	1,618	(2,631)

Other Comprehensive Income (Loss)	$14,806	$(5,765)	$9,041	$46,320	$(16,969)	$29,351	$(44,562)	$16,279	$(28,283)

(16) RELATED PARTY TRANSACTIONS

     The Company has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates. In management’s opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any other unfavorable features. An analysis of such outstanding loans is as follows:

(In thousands)	Amount

Loans outstanding at December 31, 2000	$24,408
New loans	7,025
Repayments	(6,691)

Loans outstanding at December 31, 2001	$24,742

(17) CAPITALIZED MORTGAGE SERVICING RIGHTS

     Originated mortgage servicing rights (“OMSRs”), as well as purchased mortgage servicing rights (“PMSRs”), are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. PMSRs and OMSRs are being amortized in proportion to and over the period of the estimated net servicing income. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate and term and loan type based on 1) loan guarantee (i.e., conventional or government) and 2) interest characteristic (i.e., fixed-rate or adjustable-rate). In measuring impairment, the carrying amount is based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

     The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

	2001	2000

	(In thousands)
Balance at beginning of year	$37,175	$35,267
Mortgage servicing rights capitalized	13,596	7,333
Amortization expense	(6,451)	(5,425)

Balance at end of year	44,320	37,175
Valuation allowance	(7,095)	(2,392)

Fair value at end of year	$37,225	$34,783

(18) REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve (FRB) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (Tier I) of a least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 3% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2001 and 2000, respectively, as set forth in the following table:

	2001		2000

	Amount	Ratio	Amount	Ratio

		(Dollars in thousands)
Total Capital (to Risk-Weighted Assets)	$827,459	11.91%	$811,724	12.56%
Tier I Capital (to Risk-Weighted Assets)	743,261	10.70	730,900	11.31
Tier I Leverage Capital (to Average Assets)	743,261	7.94	730,900	8.10

(19) SEGMENTS

     The Company’s principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services and other activities not allocated to community banking.

     Results of operations and selected financial information by operating segment for the three years ended December 31, 2001, 2000 and 1999 are presented below:

		General
	Community	Corporate
	Banking	and Other	Total

	(In thousands)
2001
Results of Operations
Net interest revenue	$278,526	$56,216	$334,742
Provision for credit losses	18,998	3,261	22,259

Net interest income after provision for credit losses	259,528	52,955	312,483
Other revenue	74,043	54,590	128,633
Other expense	234,831	60,482	295,313

Income before income taxes	98,740	47,063	145,803
Income taxes	32,059	15,281	47,340

Net income	$66,681	$31,782	$98,463

Selected Financial Information
Identifiable assets	$8,551,433	$843,996	$9,395,429
Depreciation & amortization	25,506	1,822	27,328

2000
Results of Operations
Net interest revenue	$271,775	$55,377	$327,152
Provision for credit losses	24,379	1,787	26,166

Net interest income after provision for credit losses	247,396	53,590	300,986
Other revenue	42,660	42,918	85,578
Other expense	224,348	49,879	274,227

Income before income taxes	65,708	46,629	112,337
Income taxes	22,192	15,749	37,941

Net income	$43,516	$30,880	$74,396

Selected Financial Information
Identifiable assets	$8,223,507	$820,527	$9,044,034
Depreciation & amortization	20,844	1,853	22,697

1999
Results of Operations
Net interest revenue	$262,084	$54,436	$316,520
Provision for credit losses	14,813	2,999	17,812

Net interest income after provision for credit losses	247,271	51,437	298,708
Other revenue	59,607	40,714	100,321
Other expense	206,344	45,538	251,882

Income before income taxes	100,534	46,613	147,147
Income taxes	30,565	14,171	44,736

Net income	$69,969	$32,442	$102,411

Selected Financial Information
Identifiable assets	$7,816,689	$625,008	$8,441,697
Depreciation & amortization	18,950	1,016	19,966

(20) COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     Rent expense was approximately $4,599,000 for 2001, $4,793,000 for 2000 and $4,413,000 for 1999. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

(In thousands)	Amount

2002	$3,961
2003	3,292
2004	2,638
2005	1,379
2006	846
Thereafter	1,596

Total future minimum lease payments	$13,712

Mortgage Loans Serviced for Others

     The Company services mortgage loans for others which are not included in the accompanying financial statements. Included in the $2.5 billion of loans serviced for investors at December 31, 2001, is approximately $4.0 million of primary recourse servicing where the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral which consists of single family residences and either federal or private mortgage insurance.

Forward Contracts

     Forward contracts are agreements to purchase or sell securities at a future specific date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2001 and 2000, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2001, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $81.2 million with a carrying value of $1.5 million and a fair value of $1.5 million. At December 31, 2000, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $28.9 million with a carry amount reflecting an unrealized loss of $177,000 and a fair value reflecting a loss of $177,000. At December 31, 2001, the notional amount of commitments to fund individual fixed-rate mortgage loans was $45.7 million with a carry value reflecting an unrealized loss of $69,000 and a fair value reflecting a loss of $69,000. At December 31, 2000, the notional amount of commitments to fund individual fixed-rate mortgage loans was $18.2 million with a carrying value representing an unrealized loss of $9,000 and a fair value reflecting a loss of $9,000. Both the forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Lending Commitments

     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2001, these included approximately $58 million for letters of credit, and approximately $1.2 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. No significant credit losses are expected from these commitments and arrangements.

Litigation

     There has been a trend toward increased litigation against financial services companies arising out of consumer lending and other consumer financial transactions, especially in Mississippi. Some of these actions have resulted in large settlements or substantial damage awards.

     Some of the Company’s subsidiaries are subject to similar cases that seek substantial damages for claims arising out of transactions that involve relatively small amounts of money. While the allegations vary from case to case, in general they allege that loans were originated or renewed in a way that enhances the charges paid by the borrower and that the borrowers were improperly sold insurance products, such as credit life insurance. Further, the Company has been informed that additional claims may be filed against the Company on these matters. The Company has denied these allegations and will vigorously defend the claims.

     The number of these lawsuits filed against some of the Company’s subsidiaries increased during 2001. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to believe that these trends will not continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions in some states may limit the amount of damages that can be recovered in legal proceedings; however, we cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving our subsidiaries.

     In August 2000, two plaintiffs filed an action against First Republic Bank, in which they allege that First Republic Bank violated their rights under the Soldiers’ and Sailors’ Civil Relief Act (“SSCRA”) and that this violation constituted a bad faith breach of contract. The Company and its subsidiaries succeeded to this litigation as a result of the merger with First United Bancshares, Inc. First Republic Bank was formerly a subsidiary of First United Bancshares, Inc. In August 2001, the trial court issued a partial summary judgment in favor of the plaintiffs that the bank is liable for violations of the SSCRA and a hearing is set for May 6, 2002 to determine the amount of damages. The plaintiffs have recently indicated that they will seek damages in excess of $9.4 million. The Company, however, does not believe that the plaintiff’s estimate of damages is accurate and intends to vigorously defend this claim for damages. The Company believes that is has meritorious grounds on which to rely to minimize the amount of damages awarded to the plaintiffs.

     Additionally, the Company and its subsidiaries are defendants in various other lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolutions of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Restricted Cash Balance

     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $38,844,000 were maintained to satisfy Federal regulatory requirements at December 31, 2001.

(21) CONDENSED PARENT COMPANY INFORMATION

     The following condensed unaudited financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:

Condensed Balance Sheets	December 31

	2001	2000

	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$28,184	$23,526
Investment in subsidiaries	782,718	768,830
Other assets	11,340	15,363

Total assets	$822,242	$807,719

Liabilities and shareholders’ equity:
Total liabilities	$16,839	$18,143
Shareholders’ equity	805,403	789,576

Total liabilities and shareholders’ equity	$822,242	$807,719

Condensed Statements of Income	Years Ended December 31

	2001	2000	1999

		(In thousands)
Dividends from subsidiaries	$97,500	$62,600	$49,625
Management fees from subsidiaries	—	—	499
Other operating income	334	3,142	200

Total income	97,834	65,742	50,324

Operating expenses	4,661	12,623	7,479

Income before tax benefit and equity in undistributed earnings	93,173	53,119	42,845
Income tax benefit	1,510	1,383	2,816

Income before equity in undistributed earnings of subsidiaries	94,683	54,502	45,661
Equity in undistributed earnings of subsidiaries	3,780	19,894	56,750

Net income	$98,463	$74,396	$102,411

Condensed Statements of Cash Flows	Years Ended December 31

	2001	2000	1999

		(In thousands)
Operating activities:
Net income	$98,463	$74,396	$102,411
Adjustments to reconcile net income to net cash provided by operating activities	(1,973)	(45,614)	(63,204)

Net cash provided by operating activities	96,490	28,782	39,207
Net cash used in financing activities	(91,832)	(51,340)	(45,708)

Increase (decrease) in cash and cash equivalents	4,658	(22,558)	(6,501)
Cash and cash equivalents at beginning of year	23,526	46,084	52,585

Cash and cash equivalents at end of year	$28,184	$23,526	$46,084

(22) Subsequent Events

Issuance of Trust Preferred Securities

     On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 face value per share, due January 28, 2032 and callable at the option of the Company after January 28, 2007. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust invested the net proceeds of $121,062,500 in the 8.15% Junior Subordinated Debt Securities issued by the Company, which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust will be used for general corporate purposes, including repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions.

Stock Repurchase Program

     On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4,100,000 shares of its common stock, in addition to the 825,000 shares that the Company has yet to purchase as of February 15, 2002 pursuant to the common stock repurchase program authorized on March 5, 2001. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. Repurchased shares will be held as authorized but unissued shares and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

Item 9. — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with the Company’s independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. — Directors and Executive Officers of the Registrant

     Information concerning the directors and nominees of the Company appears under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2002 annual meeting of shareholders, and is incorporated herein by reference.

Executive Officers of Registrant

     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Name	Offices Held	Age

Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	59

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	52

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier, BancorpSouth Bank	57

Name	Offices Held	Age

Harry R. Baxter	Executive Vice President of the Company and Vice Chairman and Director of Marketing of BancorpSouth Bank	57

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	57

Michael W. Weeks	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	53

Michael L. Sappington	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	52

Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank	54

Cathy M. Robertson	Executive Vice President of the Company and BancorpSouth Bank	47

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

     Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company since the August 31, 2000 merger of First United Bancshares, Inc. with the Company. Prior to the merger, he served as Chairman of the Board, President and Chief Executive Officer of First United Bancshares, Inc. for at least the past five years. First United Bancshares, Inc. was a $2.7 billion bank holding company headquartered in El Dorado, Arkansas, at the time of its merger with the Company.

     Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

     Mr. Baxter has served as Executive Vice President of the Company and Vice Chairman and Director of Marketing of the Bank for at least the past five years.

     Mr. Harder has served as Executive Vice President-Loan Review of the Bank for at least the past five years. He is also Executive Vice President of the Company.

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

     Mr. Cowsert has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank for at least the past five years.

     Mrs. Robertson has served as Senior Vice President and Executive Vice President of the Bank for at least the past five years. She is also Executive Vice President of the Company.

Item 11. — Executive Compensation

     Information concerning the remuneration of executive officers of the Company appears under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2002 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption “Compensation of Directors” in the Company’s definitive Proxy Statement for its 2002 annual meeting of shareholders, and is incorporated herein by reference.

Item 12. — Security Ownership of Certain Beneficial Owners and Management

     Information concerning the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2002 annual meeting of shareholders, and is incorporated herein by reference.

Item 13. — Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2002 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

Item 14. — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.	Consolidated Financial Statements: See Item 8.

(a)2.	Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)3.	Exhibits:

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York.(8)
	(h)	Junior Subordinated Debt Security Specimen. (8)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
(10)	(a)	1998 Director Stock Plan. (2)(17)
	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(17)
	(c)	1994 Stock Incentive Plan. (10)(17)
	(d)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (10)(17)
	(e)	Stock Bonus Agreement between BancorpSouth, Inc. and Michael W. Weeks, dated January 17, 1995 and Escrow Agreement between Bank of Mississippi and Michael W. Weeks dated January 17, 1995 (11)(17)
	(f)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998 (12)(17)
	(g)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson (13)(17)
	(h)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson (3)(17)
	(i)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000 (14)(17)
	(j)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley (15)(17)
	(k)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (16)(17)
(11)	Statement re computation of per share earnings.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Accountants.

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (filed number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2001 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (file number 0-10826) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.
(17)	Compensatory plans or arrangements.

(b)	Reports on Form 8-K:

No report on Form 8-K was filed during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: March 27, 2002	By:	/s/Aubrey B. Patterson

Aubrey B. Patterson
Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2002

/s/L. Nash Allen, Jr. L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/Shed H. Davis Shed H. Davis	Director	March 27, 2002

/s/Hassell H. Franklin Hassell H. Franklin	Director	March 27, 2002

/s/W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	March 27, 2002

/s/A. Douglas Jumper A. Douglas Jumper	Director	March 27, 2002

/s/James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	March 27, 2002

/s/Turner O. Lashlee Turner O. Lashlee	Director	March 27, 2002

/s/R. Madison Murphy R. Madison Murphy	Director	March 27, 2002

/s/Robert C. Nolan Robert C. Nolan	Director	March 27, 2002

/s/W. Cal Partee, Jr W. Cal Partee, Jr.	Director	March 27, 2002

/s/Alan W. Perry Alan W. Perry	Director	March 27, 2002

/s/Travis E. Staub Travis E. Staub	Director	March 27, 2002