Form 10-Q
period 2002-03-31
BANCORPSOUTH INC
filed 2002-05-14
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
As of May 10, 2002, the Registrant had outstanding 81,193,828 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could” and “would.” These forward-looking statements include, without limitation, those relating to the Company’s liquidity, provision and allowance for credit losses, the use of proceeds from the issuance of the junior subordinated debt securities in connection with the trust preferred offering, critical accounting policies, litigation contingencies, student loans, equipment expense, stock repurchase program, capital resources and off-balance sheet arrangements. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, prevailing interest rates and government fiscal and monetary policies, effectiveness of the Company’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, changes in the Company’s operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, competition from other financial services companies, market conditions as they affect the ability of the Company to repurchase shares of its common stock, possible adverse ruling, judgments, settlements and other outcomes of pending litigation and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	March 31, 2002	December 31, 2001
	(In thousands)
ASSETS
Cash and due from banks	$288,797	$341,513
Interest bearing deposits with other banks	13,608	18,030
Held-to-maturity securities, at amortized cost	1,180,333	1,110,463
Available-for-sale securities, at fair value	1,420,635	1,083,191
Federal funds sold and securities purchased under agreement to resell	278,053	343,511
Loans	6,257,011	6,127,045
Less: Unearned discount	50,101	53,845
Allowance for credit losses	85,140	83,150
Net loans	6,121,770	5,990,050
Mortgages held for sale	57,185	65,537
Premises and equipment, net	213,329	211,576
Other assets	243,146	231,558
TOTAL ASSETS	$9,816,856	$9,395,429
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,084,148	$1,108,499
Interest bearing	2,320,449	2,158,698
Savings	893,693	910,682
Time	3,876,841	3,678,961
Total deposits	8,175,131	7,856,840
Federal funds purchased and securities sold under repurchase agreements	444,137	473,912
Short-term borrowings	4,000	–
Long-term debt	140,651	140,939
Guaranteed preferred beneficial interests in junior subordinated debt securities	125,000	–
Other liabilities	117,270	118,335
TOTAL LIABILITIES	9,006,189	8,590,026
SHAREHOLDERS' EQUITY
Common stock	203,078	203,064
Capital surplus	15,112	11,457
Accumulated other comprehensive income	15,790	24,243
Retained earnings	576,687	566,639
TOTAL SHAREHOLDERS' EQUITY	$810,667	$805,403
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,816,856	$9,395,429
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended March 31,
	2002	2001
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$113,884	$136,123
Deposits with other banks	55	176
Interest on federal funds sold and securities purchased under agreement to resell	3,308	5,601
Held-to-maturity securities:
Taxable	13,938	13,212
Tax-exempt	2,491	2,838
Available-for-sale securities:
Taxable	14,256	13,606
Tax-exempt	2,157	1,970
Mortgages held for sale	912	614
Total interest revenue	151,001	174,140
INTEREST EXPENSE:
Deposits	49,901	83,944
Interest on federal funds purchased and securities sold under agreement to repurchase	3,322	6,313
Other	3,895	2,284
Total interest expense	57,118	92,541
Net interest revenue	93,883	81,599
Provision for credit losses	6,760	4,097
Net interest revenue, after provision for
credit losses	87,123	77,502
OTHER REVENUE:
Mortgage lending	5,554	(1,333)
Trust income	1,917	1,684
Service charges	10,210	10,342
Life insurance income	1,127	1,094
Security gains (losses), net	(25)	2,884
Insurance commissions	5,668	4,608
Other	9,025	8,670
Total other revenue	33,476	27,949
OTHER EXPENSE:
Salaries and employee benefits	42,591	38,721
Net occupancy expense	5,254	5,129
Equipment expense	6,535	7,032
Telecommunications	1,925	2,182
Other	20,867	19,768
Total other expense	77,172	72,832
Income before income taxes	43,427	32,619
Income tax expense	14,029	10,300
Net income	$29,398	$22,319
Earnings per share: Basic	$0.36	$0.27
Diluted	$0.36	$0.27
Dividends declared per common share	$0.15	$0.14
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net cash provided by operating activities	$51,072	$16,523
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	65,372	136,221
Proceeds from calls and maturities of available-for-sale securities	93,322	62,937
Proceeds from sales of held-to-maturity securities	5,278	–
Proceeds from sales of available-for-sale securities	470	79,657
Purchases of held-to-maturity securities	(140,665)	(340,526)
Purchases of available-for-sale securities	(441,207)	(73,844)
Net decrease (increase) in short-term investments	65,458	(307,474)
Net (increase) decrease in loans	(219,037)	67,111
Proceeds from sale of student loans	82,354	61,878
Purchases of premises and equipment	(11,145)	(13,309)
Proceeds from sale of premises and equipment	4,743	1,945
Other, net	12,144	(5,184)
Net cash used by investing activities	(482,913)	(330,588)
Financing activities:
Net increase in deposits	318,291	304,707
Net (decrease) increase in short-term borrowings and other liabilities	(25,959)	5,108
Repayment of long-term debt	(13,788)	(271)
Issuance of junior subordinated debt	121,063	–
Common stock repurchased	(15,040)	(3,948)
Payment of cash dividends	(12,193)	(11,750)
Exercise of stock options	2,329	178
Net cash provided by financing activities	374,703	294,024
Increase (decrease) in cash and cash equivalents	(57,138)	(20,041)
Cash and cash equivalents at beginning of period	359,543	326,575
Cash and cash equivalents at end of period	$302,405	$306,534
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”), as of such date, except that the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002 (See Notes 7 and 8). In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc. BancorpSouth Capital Trust I (“the Trust”), a business trust, is treated as a subsidiary of the Company for financial reporting purposes (See Note 6).

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

	March 31,		December 31,
	2002	2001	2001
	(In thousands)
Commercial and agricultural	$731,210	$644,796	$691,463
Consumer and installment	768,499	939,878	865,188
Real estate mortgage:
1-4 Family	1,721,348	1,748,815	1,661,871
Other	2,717,032	2,337,140	2,586,596
Lease financing	290,010	263,984	291,116
Other	28,912	86,430	30,811
Total	$6,257,011	$6,021,043	$6,127,045

The following table presents information concerning non-performing loans:

	March 31,	December 31,
	2002	2001
	(In thousands)
Non-accrual loans	$9,714	$10,825
Loans 90 days or more past due	30,789	33,012
Restructured loans	38	40
Total non-performing loans	$40,541	$43,877

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

	Three month periods ended March 31,		Year ended December 31,
	2002	2001	2001
	(In thousands)
Balance at beginning of period	$83,150	$81,730	$81,730
Provision charged to expense	6,760	4,097	22,259
Recoveries	934	1,364	4,050
Loans charged off	(6,933)	(6,730)	(24,889)
Acquisitions	1,229	–	–
Balance at end of period	$85,140	$80,461	$83,150

NOTE 4 - PER SHARE DATA

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three Months Ended March 31,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$29,398	81,108	$0.36	$22,319	83,808	$0.27
Effect of dilutive stock
options	–	572		–	407
Diluted EPS
Income available to common shareholders
plus assumed exercise	$29,398	81,680	$0.36	$22,319	84,215	$0.27

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended March 31,
	2002			2001
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$13,729	($5,251)	$8,478	$15,081	($5,768)	$9,313
Less: Reclassification adjustment
for net (gains) losses realized in net income	(40)	15	(25)	(2,562)	980	(1,582)
Other comprehensive income (loss)	$13,689	($5,236)	$8,453	$12,519	($4,788)	$7,731
Net income			29,398			22,319
Comprehensive income			$37,851			$30,050

NOTE 6 - ISSUANCE OF TRUST PREFERRED SECURITIES

On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a Delaware business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 liquidation amount per share, due January 28, 2032 and redeemable at the option of the Company after January 28, 2007. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust invested the proceeds of from the issuance of the trust preferred securities in the 8.15% junior subordinated debt securities issued by the Company, which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its junior subordinated debt securities to the Trust in the amount of $121,062,500 will be used for general corporate purposes, including repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows:

	Retail Banking	All Other	Total
	(In thousands)
Balance as of January 1, 2002	$27,534	–	$27,534
Goodwill reclassed as other identifiable intangible	(3,445)	–	(3,445)
Goodwill acquired during the period	8,447	–	8,447
Impairment losses	–	–	–
Balance as of March 31, 2002	$32,536	–	$32,536

The changes in the carrying amount of goodwill for the year ended December 31, 2001 were as follows:

	Retail Banking	All Other	Total
	(In thousands)
Balance as of January 1, 2001	$30,415	–	$30,415
Amortization of goodwill	(3,013)	–	(3,013)
Adjustment to goodwill acquired during year	132	–	132
Impairment losses	–	–	–
Balance as of December 31, 2001	$27,534	–	$27,534

The following table presents information regarding the components of the Company's identifiable intangible assets for the periods indicated:

	Three months ended March 31, 2002		Year ended December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,548	$2,994	$9,299	$2,689
Customer lists	4,904	391	4,904	321
Mortgage servicing rights (MSRs)	67,374	22,269	64,158	20,532

	Three months ended March 31,
	2002	2001
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$306	$113
Customer lists	69	69
Mortgage servicing rights (MSRs)	1,722	1,372

	Core Deposit Intangibles	Customer Lists	MSRs
Estimated amortization expense:	(In thousands)
For year ended 12/31/02	$1,503	$288	$6,200
For year ended 12/31/03	1,464	288	5,600
For year ended 12/31/04	1,345	288	5,000
For year ended 12/31/05	1,154	288	4,500
For year ended 12/31/06	1,011	288	4,100

The following table provides the transitional disclosures required under SFAS No. 142 for the Company’s goodwill and other intangible assets:

	Three months ended March 31,
	2002	2001
	(In thousands, except per share data)
Reported net income	$29,398	$22,319
Add back: Goodwill amortization	–	768
Adjusted net income	$29,398	$23,087
Basic earnings per share:
Reported net income	$0.36	$0.27
Goodwill amortization	–	0.01
Adjusted net income	$0.36	$0.28
Diluted earnings per share:
Reported net income	$0.36	$0.27
Goodwill amortization	–	–
Adjusted net income	$0.36	$0.27

NOTE 8 - RECENT PRONOUNCEMENTS

The Company adopted the provisions of SFAS No. 141, “Business Combinations” effective July 1, 2001 and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

The Company also adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 144 had no impact on the Company’s financial statements.

NOTE 9 - BUSINESS COMBINATIONS

On February 28, 2002, the Company completed its merger with Pinnacle Bancshares, Inc. (“Pinnacle”), a bank holding company with approximately $130 million in assets. Pinnacle is headquartered in Little Rock, Arkansas and provides the Company with two banking locations in Arkansas’ largest market. The Company issued approximately 555,000 shares of common stock in addition to cash paid to Pinnacle shareholders to consummate the merger. Supplemental pro forma information has not been presented, as this acquisition did not have a material impact on the Company’s financial position or results of operations. Beginning March 1, 2002, the results of operations for Pinnacle are included in the income statement of the Company.

NOTE 10 - SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2002 and 2001 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended March 31, 2002
Results of Operations
Net interest revenue	$76,752	$17,131	$93,883
Provision for credit losses	6,063	697	6,760
Net interest revenue after provision for credit losses	70,689	16,434	87,123
Other revenue	17,279	16,197	33,476
Other expense	61,439	15,733	77,172
Income before income taxes	26,529	16,898	43,427
Income taxes	8,570	5,459	14,029
Net income	$17,959	$11,439	$29,398
Selected Financial Information
Identifiable assets (at end of period)	$8,916,118	$900,738	$9,816,856
Depreciation & amortization	6,212	446	6,658
Three Months Ended March 31, 2001
Results of Operations
Net interest revenue	$67,187	$14,412	$81,599
Provision for credit losses	3,221	876	4,097
Net interest revenue after provision for credit losses	63,966	13,536	77,502
Other revenue	17,508	10,441	27,949
Other expense	58,303	14,529	72,832
Income before income taxes	23,171	9,448	32,619
Income taxes	8,953	1,347	10,300
Net income	$14,218	$8,101	$22,319
Selected Financial Information
Identifiable assets (at end of period)	$8,605,709	$778,369	$9,384,078
Depreciation & amortization	6,337	464	6,801

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

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 2002 and 2001, found in Item 1., “Financial Statements” of this Report.

RESULTS OF OPERATIONS

Summary

The Company’s net income for the first quarter of 2002 was $29.40 million, an increase of 31.72% from $22.32 million in the first quarter of 2001. Basic and diluted earnings per share for the first quarter of 2002 were $0.36, compared to basic and diluted earnings per share of $0.27 for the same period of 2001. The annualized returns on average assets for the first quarter of 2002 and 2001 were 1.24% and 0.99%, respectively. Relatively stable short-term interest rates during the first quarter of 2002 compared to falling short-term interest rates during the first quarter of 2001 lessened the pressure on the Company’s net interest margin and was a primary factor in the significant increase in earnings.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for credit losses and the valuation of mortgage servicing rights involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in (1) market conditions or (2) the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for credit losses.

The need for and the amount of a valuation allowance to reflect the carrying value of capitalized mortgage servicing rights at the lower of cost or fair value is a significant estimate and if determined necessary, is reflected in a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Relying on assumptions about factors such as mortgage interest rates, discount rates, mortgage loans prepayment speeds, market trends, and industry demand, a fair value estimate of the Company’s capitalized mortgage servicing rights is performed and reviewed by management. The use of different estimates or assumptions could produce different fair values. The Company does not routinely hedge the value of capitalized mortgage servicing rights and is susceptible to significant fluctuations in value in rapidly changing interest rate environments.

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

Net interest revenue was $96.86 million for the three months ended March 31, 2002, compared to $84.51 million for the same period in 2001, representing an increase of $12.36 million, or 14.62%.

Interest revenue decreased $23.07 million, or 13.03%, to $153.98 million for the three months ended March 31, 2002 from $177.05 million for the three months ended March 31, 2001. While average interest earning assets increased by $428.36 million, or 5.02%, to $8.97 billion for the first quarter of 2002 from $8.54 billion for the first quarter of 2001, the average yield of those assets declined by 145 basis points to 6.96% for the first quarter of 2002 from 8.41% for the first quarter of 2001.

Interest expense decreased $35.42 million, or 38.28%, to $57.12 million for the three months ended March 31, 2002 from $92.54 million for the three months ended March 31, 2001. Average interest bearing liabilities increased $352.59 million, or 4.84%, to $7.64 billion for the first quarter of 2002 from $7.29 billion for the first quarter of 2001, while the average rate paid on those liabilities decreased 212 basis points to 3.03% for the first quarter of 2002 from 5.15% for the first quarter of 2001.

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

Net interest margin for the first quarter of 2002 and 2001 was 4.38%, and 4.01%, respectively. Net interest rate spread for the first quarter of 2002 was 3.93%, an increase of 67 basis points from 3.26% for the same period of 2001. This improvement in net interest margin and net interest rate spread was due to the Company’s ability to offset the decrease in the average rate earned on interest earning assets, from 8.41% for the first quarter of 2001 to 6.96% for the first quarter of 2002, by a larger decrease in the average rate paid on interest bearing liabilities from 5.15% for the first quarter of 2001 to 3.03% for the first quarter of 2002. The increase in net interest margin and net interest rate spread for the three-month period ended March 31, 2002 over the same period of 2001 was primarily due to repricing of maturing time deposits at prevailing lower interest rates during the first quarter of 2002.

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

The provision for credit losses totaled $6.76 million for the first quarter of 2002, compared to $4.10 million for the same period of 2001, representing an increase of 65.00%. Loans charged off, net of recoveries, increased 11.80% in the first quarter, when compared to the same period of 2001. The increase in the provision for credit losses for the first quarter of 2002 of $2.66 million over the provision for credit losses for the first quarter of 2001, reflects the decline in general economic conditions in the region serviced by the Company as evidenced by a 31.03%% increase in the Company’s non-performing assets for the first quarter of 2002 as compared to the first quarter of 2001. Consumer and installment loans, which include indirect automobile, consumer finance and credit card loans, have been most affected by the economic slow down. The Company’s exposure to losses from indirect automobile sales financing continues to diminish as that portfolio of loans has decreased by $23.4 million since December 31, 2001. The Company’s allowance for credit losses as a percentage of loans outstanding was 1.37% at March 31, 2002 and December 31, 2001.

Other Revenue

Other revenue for the quarter ended March 31, 2002 totaled $33.48 million, compared to $27.95 million for the same period of 2001, an increase of 19.78%. The most significant change in other revenue was in mortgage lending. Revenue of $5.55 million from mortgage lending activities was recorded for the three months ended March 31, 2002, an increase of $6.89 million from a loss from mortgage lending activities of $1.33 million for the first quarter of 2001. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The mortgage servicing rights are carried as an asset by the Company and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. The Company does not routinely hedge the value of its mortgage servicing asset and is susceptible to significant fluctuations in value in changing interest rate environments. When interest rates decline, as they did in the first quarter of 2001, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. This resulted in a $4.32 million charge to mortgage revenue in the first quarter of 2001 to record the impairment to the Company’s mortgage servicing asset. During the first quarter of 2002, interest rates remained relatively stable and changes in the value of the Company’s mortgage servicing asset resulted in recovery of $531,000 of previously recorded impairment in the first quarter of 2002. Revenue from mortgage loan origination activities was $4.21 million in the first quarter of 2002 compared to $2.20 million in the first quarter of 2001.

Service charge revenue decreased 1.28%, from $10.34 million for the first quarter of 2001 to $10.21 million for the first quarter of 2002. Insurance service fees increased 23.00%, from $4.61 million for the first quarter of 2001 to $5.67 million for the first quarter of 2002. The increase in insurance revenue for the first quarter of 2002 compared to the respective period in 2001 is primarily attributable to increased annuity sales. Revenue from fiduciary activities was $1.92 million for the first quarter of 2002, an increase of 13.84% from the $1.68 million reported in the first quarter of 2001.

Net security losses of $25,000 were reported in the first quarter of 2002 compared to net security gains of $2.88 million for the first quarter of 2001 and reflect the sales of securities from the available-for-sale portfolio and certain securities from the held-to-maturity portfolio sold due to their deterioration in credit quality. Other revenue for the first quarter of 2002 included a gain of $2.16 million from the sale of $80.19 million in student loans compared to a gain of $1.70 million on sales of $61.10 million in student loans in the first quarter of 2001. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $77.17 million for the first quarter of 2002, a 5.96% increase from $72.83 million for the same period of 2001. Salaries and employee benefits expense for the first quarter of 2002 was $42.59 million, a 10.00% increase from $38.72 million for the first quarter of 2001. This increase is attributable to increases in employee salaries and the cost of employee health care and other benefits, the addition of employees for locations added since the first quarter of 2001 and employees added through acquisitions in the first quarter of 2002. Occupancy expense increased 2.44% to $5.25 million for the first quarter of 2002 from $5.13 million for the first quarter of 2001. This increase was primarily due to additional locations and facilities opened since March 31, 2001. Equipment expense of $6.54 million for the first quarter of 2002 represented a decrease of 7.07% when compared to equipment expense of $7.03 million for the first quarter of 2001. The primary reason for the decrease in equipment expense is the elimination of duplicate data processing operations as the former First United Bancshares banks were converted to the Company’s operating systems during 2001. Telecommunications expense of $1.93 million for the first quarter of 2002 represented a decrease of 11.78% when compared to telecommunications expense of $2.18 million for the first quarter of 2001. This decrease is primarily attributable to decreased voice and data transmission expense. The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

Income tax expense was $14.03 million and $10.30 million for the first quarter of 2002 and 2001, respectively, representing an increase of 36.20%. The increase for the first quarter of 2002 compared to the first quarter of 2001 is a function of increased income in 2002. The effective tax rates for the first quarter of 2002 and 2001 were 32.30% and 31.58%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2002 were $9.16 billion, or 93.28% of total assets, compared with $8.69 billion, or 92.53% of total assets, at December 31, 2001.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2002 were $1.18 billion, compared with $1.11 billion at the end of 2001, a 6.29% increase. Available-for-sale securities were $1.42 billion at March 31, 2002, compared to $1.08 billion at December 31, 2001, a 31.15% increase.

The Bank’s loan portfolio makes up the largest single component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.21 billion at March 31, 2002, which represents a 2.20% increase from the December 31, 2001 total of $6.07 billion. Loans increased even though the Company sold $80.19 million of student loans in the first three months of 2002 and management continued its strategy to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $123.0 million at March 31, 2002, representing a decrease of $23.4 million from $146.4 million at December 31, 2001.

At March 31, 2002, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.65% of all loans outstanding at March 31, 2002 and 0.72% of all loans outstanding at December 31, 2001.

Allowance for Credit Losses

The Company attempts to maintain the allowance for credit losses at a level that, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. The process of determining the adequacy of the allowance for credit losses requires that management make material estimates and assumptions that are particularly susceptible to significant change. In employing its systematic methodology, the Company follows several processes to determine the allowance for credit losses.

The allowance for credit losses is based principally upon the Company’s loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the relevant loan officer, which serves as a basis for the credit analysis of the entire portfolio. The grade considers the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loss factors assigned to each classification are based upon the attributes (loan to collateral values, borrower creditworthiness, etc.) of the loans typically assigned to each grade. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as deemed appropriate. The overall allowance includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from different underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. These agencies may require the Company to record changes to the allowance based on their judgments about information available to them at the time of their examination.

The allocation of allowance by loan category is based, in part, on evaluations of specific loans’ past history and on economic conditions within specific industries or geographical areas. Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan category and (b) the percentage of total loans for each category in the loan portfolio for the dates indicated:

	March 31,				December 31,
	2002		2001		2001
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$10,378	11.69%	$12,960	10.71%	$10,923	11.29%
Consumer and installment	12,516	12.28%	27,091	15.61%	12,853	14.12%
Real estate mortgage	55,427	70.93%	32,760	67.86%	50,068	69.34%
Lease financing	2,683	4.64%	2,500	4.38%	2,584	4.75%
Other	4,136	0.46%	5,150	1.44%	6,722	0.50%
Total	$85,140	100.00%	$80,461	100.00%	$83,150	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended March 31,		Twelve months ended December 31,
	2002	2001	2001
	(Dollars in thousands)
Balance, beginning of period	$83,150	$81,730	$81,730
Loans charged off:
Commercial and agricultural	(2,027)	(789)	(3,763)
Consumer & installment	(4,318)	(5,105)	(16,898)
Real estate mortgage	(588)	(836)	(3,764)
Lease financing	–	–	(464)
Total loans charged off	(6,933)	(6,730)	(24,889)
Recoveries:
Commercial and agricultural	321	335	394
Consumer & installment	567	744	3,092
Real estate mortgage	35	269	511
Lease financing	11	16	53
Total recoveries	934	1,364	4,050

Net charge-offs	(5,999)	(5,366)	(20,839)

Provision charged to operating expense	6,760	4,097	22,259
Acquisitions	1,229	–	–
Balance, end of period	$85,140	$80,461	$83,150
Average loans for period	$6,142,294	$6,025,742	$6,010,841
RATIOS:
Net charge-offs to average loans-annualized	0.39%	0.36%	0.35%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. Total deposits at March 31, 2002 were $8.18 billion as compared to $7.86 billion at December 31, 2001, representing a 4.05% increase. Non-interest bearing demand deposits decreased by $24.35 million, or 2.20%, from $1.11 billion at December 31, 2001 to $1.08 billion at March 31, 2002, while interest bearing demand, savings and time deposits grew $342.64 million, or 5.08%, from $6.75 billion to $7.10 billion from December 31, 2001 to March 31, 2002.

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

One of the Company’s goals is to provide adequate funds to meet changes in loan demand and increases in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds. Management believes that the Company’s traditional sources of maturing loans and investment securities, sales of mortgages held for sale, cash from operating activities and a strong base of cored deposits are adequate to meet the Company’s liquidity needs for normal operations. To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank which provides liquidity to fund term loans with borrowings of matched or longer maturities. Should the Company’s traditional sources of liquidity be constrained, forcing the Company to pursue avenues of funding not typically used, the Company’s net interest margin could be negatively impacted. The Company has not used in the past and does not expect to use in the future off-balance sheet entities to support the Company’s liquidity and capital needs. These entities are commonly referred to as special purpose entities and are often used as a mechanism to facilitate the sale of assets. The Company does utilize, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit, which are not reflected in the consolidated financial position of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans. These fixed-rate lending commitments expose the Company to risks associated with movements in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made, however no significant credit losses are expected from these commitments and arrangements.

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At March 31, 2002, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 10.05% and 11.04% respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 9.13% at March 31, 2002, compared to the required minimum Tier 1 leverage capital ratio of 4%. The $125 million in trust preferred securities issued by the Company on January 28, 2002 qualifies as Tier 1 capital (See Note 6).

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

On March 5, 2001, the Company announced a stock repurchase program whereby the Company may acquire up to 4.2 million shares of the Company’s common stock, or approximately 5% of the shares of common stock then outstanding. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. As of March 31, 2002, 3,766,115 shares of the Company’s common stock had been repurchased under this repurchase program. The repurchase program is expected to be completed within 18 months from its commencement date of March 9, 2001. Repurchased shares will be held authorized but unissued stock and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock, in addition to the 433,885 shares that the Company had yet to repurchase as of March 31, 2002, pursuant to the common stock repurchase program authorized March 5, 2001. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from it announcement date. Repurchased shares will be held as authorized but unissued shares and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. At March 31, 2002, no shares had been repurchased under this repurchase program.

The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced a material effect on its capital resources or liquidity, and does not expect to experience any material effects in connection with its stock repurchase programs during the terms of these programs.

On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a Delaware business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 liquidation amount per share, due January 28, 2032 and redeemable at the option of the Company after January 28, 2007. The Trust invested the proceeds from the issuance of the trust preferred securities in the 8.15% junior subordinated debt securities issued by the Company which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its junior subordinated debt securities to the Trust in the amount $121,062,500 will be used for general corporate purposes, including the repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions.

Certain Litigation Contingencies

In some states in which we operate, and particularly in Mississippi, there has been a substantial increase in litigation against financial services companies in connection with lending, insurance and other financial transactions. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly enhanced the charges paid by the borrower and/or that the borrowers were sold insurance products or charged fees without appropriate disclosures. Cases of this type have been filed against some of our subsidiaries. Such claims are now being asserted by several hundred individuals in an increasing number of cases filed in several different counties noted for large jury awards. Since attorneys are actively advertising for such claimants, and since some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings, the number of cases filed and the number of individuals asserting such claims will in all probability continue to increase.

These actions tend to seek large amount of damages for claims arising out of transactions that involve relatively small amounts of money. It is not possible to quantify the potential exposure presented by these claims for a number of reasons, primarily because many of the cases have only been recently filed, the facts vary from case to case and are usually disputed, the amount of jury award has differed from county to county and case to case, and the law provides juries little guidance to determine the amount of punitive damages they may render. The relatively few cases actually tried against other companies in our market area have produced varying awards. Some cases have resulted in large awards of actual and punitive damages for each claimant. None of those larger awards has yet been reviewed on appeal. Rather than face the risk and uncertainty of such awards, some companies have engaged in settlements of such cases. Thus, the results of litigation against other companies in other cases provide only limited information to predict the amount of risk created by the claims asserted against us since the factual basis for those claims may be quite different for those asserted against us, the documentation of the transactions underlying each claim varies from company to company, and jury awards (and the expectation of such awards in influencing settlement) turn on many factors.

Future legislation and court decisions may limit the amount of damages that can be recovered in such cases; however, we cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5,
1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991 including as Exhibit A the forms of Rights
Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase
Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed
April 24, 1991 and incorporated herein by reference)
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the
Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)
(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as
Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(b)	Reports on Form 8-K

A report on Form 8-K was filed January 18, 2002, reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

A report on Form 8-K was filed January 28, 2002, reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

A report on Form 8-K was filed January 30, 2002, reporting under Item 7, "Financial Statements and Exhibits" and Item 9, "Regulation FD Disclosure."

A report on Form 8-K was filed February 19, 2002, reporting under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: May 14, 2002	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer