Form 10-Q
period 2002-06-30
BANCORPSOUTH INC
filed 2002-08-14
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission file number 1-12991

BancorpSouth, Inc.
(Exact name of registrant as specified in its charter)

Mississippi	64-0659571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi	38804
(Address of principal executive offices)	(Zip Code)

(662) 680-2000
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
As of August 12, 2002, the Registrant had outstanding 80,218,780 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could” and “would.” These forward-looking statements include, without limitation, those relating to the Company’s liquidity, provision and allowance for credit losses, mortgage servicing rights, net interest revenue, acquisition strategy, the use of proceeds from the issuance of the junior subordinated debt securities in connection with the trust preferred offering, critical accounting policies, litigation contingencies, student loans, stock repurchase program, capital resources and off-balance sheet arrangements. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, prevailing interest rates and government fiscal and monetary policies, effectiveness of the Company’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, changes in the Company’s operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, competition from other financial services companies, market conditions as they affect the ability of the Company to repurchase shares of its common stock, potential uses of authorized but unissued shares of the Company’s common stock, possible adverse rulings, judgments, settlements and other outcomes of pending litigation and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	June 30, 2002	December 31, 2001
	(In thousands)
ASSETS
Cash and due from banks	$303,599	$341,513
Interest bearing deposits with other banks	12,108	18,030
Held-to-maturity securities, at amortized cost	1,223,435	1,110,463
Available-for-sale securities, at fair value	1,115,762	1,083,191
Federal funds sold and securities purchased under agreement to resell	518,727	343,511
Loans	6,392,876	6,127,045
Less: Unearned discount	48,657	53,845
Allowance for credit losses	86,276	83,150
Net loans	6,257,943	5,990,050
Mortgages held for sale	43,723	65,537
Premises and equipment, net	211,451	211,576
Other assets	236,777	231,558
TOTAL ASSETS	$9,923,525	$9,395,429
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,096,257	$1,108,499
Interest bearing	2,306,227	2,158,698
Savings	851,714	910,682
Time	4,001,361	3,678,961
Total deposits	8,255,559	7,856,840
Federal funds purchased and securities sold under repurchase agreements	458,807	473,912
Short-term borrowings	4,000	–
Long-term debt	140,357	140,939
Guaranteed preferred beneficial interests in junior subordinated debt securities	125,000	–
Other liabilities	109,001	118,335
TOTAL LIABILITIES	9,092,724	8,590,026
SHAREHOLDERS' EQUITY
Common stock	202,052	203,064
Capital surplus	18,115	11,457
Accumulated other comprehensive income	27,080	24,243
Retained earnings	583,554	566,639
TOTAL SHAREHOLDERS' EQUITY	$830,801	$805,403
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,923,525	$9,395,429
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$114,393	$130,898	$228,278	$267,022
Deposits with other banks	76	143	131	320
Federal funds sold and securities purchased under agreement to resell	3,351	6,866	6,658	12,467
Held-to-maturity securities:
Taxable	13,643	13,963	27,581	27,176
Tax-exempt	2,450	2,667	4,941	5,505
Available-for-sale securities:
Taxable	13,417	12,059	27,673	25,665
Tax-exempt	2,154	2,184	4,311	4,154
Mortgages held for sale	751	896	1,663	1,509
Total interest revenue	150,235	169,676	301,236	343,818
INTEREST EXPENSE:
Deposits	46,834	80,763	96,736	164,707
Federal funds purchased and securities sold under agreement to repurchase	3,209	5,800	6,530	12,113
Other	4,700	2,189	8,596	4,474
Total interest expense	54,743	88,752	111,862	181,294
Net interest revenue	95,492	80,924	189,374	162,524
Provision for credit losses	7,215	4,769	13,975	8,866
Net interest revenue, after provision for
credit losses	88,277	76,155	175,399	153,658
OTHER REVENUE:
Mortgage lending	900	7,068	6,454	5,735
Trust income	1,644	1,610	3,561	3,294
Service charges	12,595	10,906	22,805	21,248
Life insurance income	1,091	1,127	2,218	2,222
Security gains, net	2,888	74	2,863	2,958
Insurance commissions	5,887	5,405	11,554	10,013
Other	6,404	5,801	15,430	14,470
Total other revenue	31,409	31,991	64,885	59,940
OTHER EXPENSE:
Salaries and employee benefits	40,226	38,425	82,817	77,146
Net occupancy expense	5,422	5,005	10,676	10,134
Equipment expense	6,264	6,943	12,799	13,975
Telecommunications	2,032	2,123	3,957	4,305
Other	20,630	20,750	41,497	40,518
Total other expense	74,574	73,246	151,746	146,078
Income before income taxes	45,112	34,900	88,538	67,520
Income tax expense	14,185	11,654	28,214	21,955
Net income	$30,927	$23,246	$60,324	$45,565
Earnings per share: Basic	$0.38	$0.28	$0.74	$0.55
Diluted	$0.38	$0.28	$0.74	$0.54
Dividends declared per common share	$0.15	$0.14	$0.30	$0.28
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2002	2001
	(In thousands)
Net cash provided by operating activities	$112,760	$42,706
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	227,159	317,643
Proceeds from calls and maturities of available-for-sale securities	602,224	158,771
Proceeds from sales of held-to-maturity securities	5,278	25,003
Proceeds from sales of available-for-sale securities	582,661	144,583
Purchases of held-to-maturity securities	(345,244)	(461,289)
Purchases of available-for-sale securities	(1,206,206)	(139,882)
Net increase in short-term investments	(175,216)	(372,206)
Net (increase) decrease in loans	(374,982)	28,868
Proceeds from sale of student loans	89,782	83,248
Purchases of premises and equipment	(15,988)	(23,096)
Proceeds from sale of premises and equipment	5,530	3,238
Other, net	12,275	(8,319)
Net cash used by investing activities	(592,727)	(243,438)
Financing activities:
Net increase in deposits	398,719	251,722
Net decrease in short-term borrowings and other liabilities	(20,535)	(3,411)
Repayment of long-term debt	(14,082)	(10,546)
Issuance of junior subordinated debt, net	121,063	–
Common stock repurchased	(29,143)	(21,502)
Payment of cash dividends	(24,382)	(23,546)
Exercise of stock options	4,491	805
Net cash provided by financing activities	436,131	193,522
Decrease in cash and cash equivalents	(43,836)	(7,210)
Cash and cash equivalents at beginning of period	359,543	326,575
Cash and cash equivalents at end of period	$315,707	$319,365
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”), as of such date, except that the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002 (See Notes 7 and 8). In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Mortgage Company, BancorpSouth Insurance Services, Inc., BancorpSouth Insurance Services of Alabama, Inc. and BancorpSouth Investment Services, Inc. BancorpSouth Capital Trust I (“the Trust”), a business trust, is treated as a subsidiary of the Company for financial reporting purposes (See Note 6).

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

	June 30,		December 31,
	2002	2001	2001
	(In thousands)
Commercial and agricultural	$741,028	$558,209	$691,463
Consumer and installment	722,697	888,028	865,188
Real estate mortgage:
1-4 Family	2,227,626	2,399,744	1,661,871
Other	2,376,497	1,825,340	2,586,596
Lease financing	299,343	334,972	291,116
Other	25,685	28,473	30,811
Total	$6,392,876	$6,034,766	$6,127,045

The following table presents information concerning non-accrual, past due and restructured loans:

	June 30,	December 31,
	2002	2001
	(In thousands)
Non-accrual loans	$13,202	$10,825
Accruing loans 90 days or more past due	28,755	33,012
Restructured loans	22	40
Total	$41,979	$43,877

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes changes in the allowance for credit losses for the periods indicated:

	Six month periods ended June 30,		Year ended December 31,
	2002	2001	2001
	(In thousands)
Balance at beginning of period	$83,150	$81,730	$81,730
Provision charged to expense	13,975	8,866	22,259
Recoveries	1,792	2,318	4,050
Loans charged off	(13,870)	(12,085)	(24,889)
Acquisitions	1,229	–	–
Balance at end of period	$86,276	$80,829	$83,150

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$30,927	80,858	$0.38	$23,246	83,215	$0.28
Effect of dilutive stock
options	–	641		–	443
Diluted EPS
Income available to common shareholders
plus assumed exercise	$30,927	81,499	$0.38	$23,246	83,658	$0.28

	Six months ended June 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$60,324	80,983	$0.74	$45,565	83,512	$0.55
Effect of dilutive stock
options	–	607		–	425
Diluted EPS
Income available to common shareholders
plus assumed exercise	$60,324	81,590	$0.74	$45,565	83,937	$0.54

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2002			2001
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized (losses) gains on securities:	(In thousands)
Unrealized (losses) gains arising during holding period	($29,301)	$11,207	($18,094)	$476	($182)	$294
Less: Reclassification adjustment
for net (gains) losses realized in net income	(2,671)	1,022	(1,649)	142	(54)	88
Other comprehensive income (loss)	($31,972)	$12,229	($19,743)	$618	($236)	$382
Net income			30,927			23,246
Comprehensive income			$11,184			$23,628

	Six months ended June 30,
	2002			2001
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized (losses) gains on securities:	(In thousands)
Unrealized (losses) gains arising during holding period	($15,572)	$5,956	($9,616)	($9,478)	$3,625	($5,853)
Less: Reclassification adjustment
for net (gains) losses realized in net income	(2,711)	1,037	(1,674)	(2,421)	926	(1,495)
Other comprehensive income (loss)	($18,283)	$6,993	($11,290)	($11,899)	$4,551	($7,348)
Net income			60,324			45,565
Comprehensive income			$49,034			$38,217

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of January 1, 2002	$27,495	$39	$27,534
Goodwill reclassed as other identifiable intangible	(3,177)	–	(3,177)
Goodwill acquired during the period	8,447	–	8,447
Impairment losses	–	–	–
Balance as of June 30, 2002	$32,765	$39	$32,804

The changes in the carrying amount of goodwill for the year ended December 31, 2001 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of January 1, 2001	$30,376	$39	$30,415
Amortization of goodwill	(3,013)	–	(3,013)
Adjustment to goodwill acquired during year	132	–	132
Impairment losses	–	–	–
Balance as of December 31, 2001	$27,495	$39	$27,534

The following table presents information regarding the components of the Company's identifiable intangible assets for the periods indicated:

	Six months ended June 30, 2002		Year ended December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,317	$3,393	$9,299	$2,689
Customer lists	4,865	461	4,904	321
Mortgage servicing rights	69,492	24,245	64,158	20,532

	Three-months ended June 30,		Six-months ended June 30,
	2002	2001	2002	2001
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$398	$113	$704	$226
Customer lists	70	69	140	139
Mortgage servicing rights	2,079	1,520	3,801	2,892

	Core Deposit Intangibles	Customer Lists	Mortgage Servicing Rights
Estimated amortization expense:	(In thousands)
For year ended 12/31/02	$1,503	$288	$6,200
For year ended 12/31/03	1,464	288	5,600
For year ended 12/31/04	1,345	288	5,000
For year ended 12/31/05	1,154	288	4,500
For year ended 12/31/06	1,011	288	4,100

The following table provides the transitional disclosures required under SFAS No. 142 for the Company’s goodwill and other intangible assets:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Reported net income	$30,927	$23,246	$60,324	$45,565
Add back: Goodwill amortization	–	779	–	1,547
Adjusted net income	$30,927	$24,025	$60,324	$47,112

Basic earnings per share:
Reported net income	$0.38	$0.28	$0.74	$0.55
Goodwill amortization	–	0.01	–	0.01
Adjusted net income	$0.38	$0.29	$0.74	$0.56

Diluted earnings per share:
Reported net income	$0.38	$0.28	$0.74	$0.54
Goodwill amortization	–	0.01	–	0.01
Adjusted net income	$0.38	$0.29	$0.74	$0.55

NOTE 8 - RECENT PRONOUNCEMENTS

The Company adopted the provisions of SFAS No. 141, “Business Combinations,” effective July 1, 2001 and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

The Company also adopted the provisions of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” effective January 1, 2002. SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 144 has had no material impact on the financial position of the Company.

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred and can be measured at fair value. The statement is effect for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 will have no material impact on the financial position of the Company.

NOTE 9 - BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

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

On May 3, 2002, the Company issued approximately 45,000 shares of common stock to complete its purchase of certain assets of First Land and Investments, Inc.

NOTE 10 - SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The “General Corporate and Other segment” includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended June 30, 2002 and 2001 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended June 30, 2002
Results of Operations
Net interest revenue	$80,037	$15,455	$95,492
Provision for credit losses	6,563	652	7,215
Net interest revenue after provision for credit losses	73,474	14,803	88,277
Other revenue	21,586	9,823	31,409
Other expense	60,068	14,506	74,574
Income before income taxes	34,992	10,120	45,112
Income taxes	11,003	3,182	14,185
Net income	$23,989	$6,938	$30,927
Selected Financial Information
Identifiable assets (at end of period)	$9,062,409	$861,116	$9,923,525
Depreciation & amortization	6,354	447	6,801
Three Months Ended June 30, 2001
Results of Operations
Net interest revenue	$67,137	$13,787	$80,924
Provision for credit losses	4,321	448	4,769
Net interest revenue after provision for credit losses	62,816	13,339	76,155
Other revenue	16,082	15,909	31,991
Other expense	58,226	15,020	73,246
Income before income taxes	20,672	14,228	34,900
Income taxes	6,903	4,751	11,654
Net income	$13,769	$9,477	$23,246
Selected Financial Information
Identifiable assets (at end of period)	$8,517,948	$776,197	$9,294,145
Depreciation & amortization	6,497	465	6,962

Results of operations and selected financial information by operating segment for the six-month periods ended June 30, 2002 and 2001 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Six Months Ended June 30, 2002
Results of Operations
Net interest revenue	$156,788	$32,586	$189,374
Provision for credit losses	12,625	1,350	13,975
Net interest revenue after provision for credit losses	144,163	31,236	175,399
Other revenue	38,866	26,019	64,885
Other expense	121,507	30,239	151,746
Income before income taxes	61,522	27,016	88,538
Income taxes	19,605	8,609	28,214
Net income	$41,917	$18,407	$60,324
Selected Financial Information
Identifiable assets (at end of period)	$9,062,409	$861,116	$9,923,525
Depreciation & amortization	12,567	893	13,460
Six Months Ended June 30, 2001
Results of Operations
Net interest revenue	$134,324	$28,200	$162,524
Provision for credit losses	7,542	1,324	8,866
Net interest revenue after provision for credit losses	126,782	26,876	153,658
Other revenue	33,590	26,350	59,940
Other expense	116,529	29,549	146,078
Income before income taxes	43,843	23,677	67,520
Income taxes	14,256	7,699	21,955
Net income	$29,587	$15,978	$45,565
Selected Financial Information
Identifiable assets (at end of period)	$8,517,948	$776,197	$9,294,145
Depreciation & amortization	12,834	930	13,764

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

BancorpSouth, Inc. (the “Company”) is a bank holding company headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit life insurance, mortgage loan, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 2002 and 2001, found in “Item 1. Financial Statements” of this Report.

RESULTS OF OPERATIONS

Summary

The Company’s net income for the second quarter of 2002 was $30.93 million, an increase of 33.04% from $23.25 million in the second quarter of 2001. For the first six months of 2002, net income was $60.32 million, an increase of 32.39% from $45.57 million for the same period of 2001. Basic and diluted earnings per share for the second quarter of 2002 were $0.38, compared to basic and diluted earnings per share of $0.28 for the same period of 2001. For the six months ended June 30, 2002, basic and diluted earnings per share were $0.74, compared to basic and diluted earnings per share of $0.55 and $0.54, respectively, for the first six months of 2001. The annualized returns on average assets for the second quarter of 2002 and 2001 were 1.26% and 1.00%, respectively. For the six months ended June 30, 2002 and 2001, the annualized returns on average assets were 1.25% and 1.00%, respectively. Relatively stable short-term interest rates during the second quarter of 2002 compared to falling short-term interest rates during the second quarter of 2001 lessened the pressure on the Company’s net interest margin and was a primary factor in the significant increase in earnings.

Application of Critical Accounting Policies

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

The need for and the amount of a valuation allowance to reflect the carrying value of capitalized mortgage servicing rights at the lower of cost or fair value is a significant estimate and if determined necessary, is reflected in a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Relying on assumptions about factors such as mortgage interest rates, discount rates, mortgage loans prepayment speeds, market trends and industry demand, a fair value estimate of the Company’s capitalized mortgage servicing rights is performed and reviewed by management. The use of different estimates or assumptions could produce different fair values. The Company does not routinely hedge the value of capitalized mortgage servicing rights and is susceptible to significant fluctuations in value in rapidly changing interest rate environments.

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

Net interest revenue was $98.44 million for the three months ended June 30, 2002, compared to $83.86 million for the same period in 2001, representing an increase of $14.58 million, or 17.38%. For the first six months of 2002 and 2001, net interest revenue was $195.30 million and $168.37 million, respectively, representing an increase of $26.93 million, or 15.99%.

Interest revenue decreased $19.43 million, or 11.26%, to $153.18 million for the three months ended June 30, 2002 from $172.62 million for the three months ended June 30, 2001. While average interest earning assets increased by $517.43 million, or 5.97%, to $9.19 billion for the second quarter of 2002 from $8.67 billion for the second quarter of 2001, the average yield of those assets declined by 130 basis points to 6.69% for the second quarter of 2002 from 7.99% for the second quarter of 2001. For the first six months of 2002 and 2001, interest revenue was $307.16 million and $349.66 million, respectively, representing a decrease of $42.50 million, or 12.15%. Average interest earning assets increased $473.14 million, or 5.50%, from $8.61 billion for the six months ended June 30, 2001 to $9.08 billion for the six months ended June 30, 2002, while the average yield on those assets decreased 137 basis points to 6.82% for the six months ended June 30, 2002 from 8.19% for the six months ended June 30, 2001.

Interest expense decreased $34.01 million, or 38.32%, to $54.74 million for the three months ended June 30, 2002 from $88.75 million for the three months ended June 30, 2001. Average interest bearing liabilities increased $489.88 million, or 6.66%, to $7.84 billion for the second quarter of 2002 from $7.35 billion for the second quarter of 2001, while the average rate paid on those liabilities decreased 204 basis points to 2.80% for the second quarter of 2002 from 4.84% for the second quarter of 2001. For the first six months of 2002 and 2001, interest expense was $111.86 million and $181.29 million, respectively, representing a decrease of $69.43 million, or 38.30%. Average interest bearing liabilities increased $421.61 million, or 5.76%, from $7.32 billion for the six months ended June 30, 2001 to $7.74 billion for the six months ended June 30, 2002 while the average rate paid on those liabilities decreased 209 basis points from 5.00% for the six months ended June 30, 2001 to 2.91% for the six months ended June 30, 2002.

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

Net interest margin for the second quarter of 2002 and 2001 was 4.30% and 3.88%, respectively. Net interest rate spread for the second quarter of 2002 was 3.89%, an increase of 74 basis points from 3.15% for the same period of 2001. Net interest margin for the first six months of 2002 was 4.34%, an increase of 39 basis points from 3.95% for the same period of 2001. Net interest rate spread for the first six months of 2002 was 3.91%, an increase of 71 basis points from 3.20% for the same period of 2001. This improvement in net interest margin and net interest rate spread was due to the Company’s ability to offset the decrease in the average rate earned on interest earning assets, from 7.99% for the second quarter of 2001 to 6.69% for the second quarter of 2002, by a larger decrease in the average rate paid on interest bearing liabilities from 4.84% for the second quarter of 2001 to 2.80% for the second quarter of 2002. The increase in net interest margin and net interest rate spread for the three-month period ended June 30, 2002 over the same period of 2001 was primarily due to repricing of maturing time deposits at prevailing lower interest rates during the second quarter of 2002.

Provision for Credit Losses

The provision for credit losses is the cost of providing an allowance for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and general economic factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. Future additions to the allowance for credit losses may be necessary based upon changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. These agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

The provision for credit losses totaled $7.22 million for the second quarter of 2002, compared to $4.77 million for the same period of 2001, representing an increase of 51.29%. For the six-month periods ended June 30, 2002 and 2001, the provision for credit losses totaled $13.98 million and $8.87 million, respectively, representing an increase of 57.62%. Loans charged off, net of recoveries, increased 38.13% and 23.66% in the second quarter and the first six months of 2002, respectively, when compared to the same periods of 2001. The increase in the provision for credit losses for the second quarter of 2002 of $2.45 million over the provision for credit losses for the second quarter of 2001 reflects this increase in loans charged off as well as the decline in general economic conditions in the region serviced by the Company. This decline in general economic conditions is evidenced by a 22.65% increase in the Company’s non-performing assets for the second quarter of 2002 as compared to the second quarter of 2001. Consumer and installment loans, which include indirect automobile, consumer finance and credit card loans, have been most affected by the economic slow down. The Company’s exposure to losses from indirect automobile sales financing continues to diminish as that portfolio of loans has decreased by $45.4 million since December 31, 2001. The Company’s allowance for credit losses as a percentage of loans outstanding was 1.36% and 1.37%, at June 30, 2002 and December 31, 2001, respectively.

Other Revenue

Other revenue for the quarter ended June 30, 2002 totaled $31.41 million, compared to $31.99 million for the same period of 2001, a decrease of 1.82%. For the six months ended June 30, 2002 and 2001, other revenue was $64.89 million and $59.94 million, respectively, an increase of 8.25%. The most significant change in other revenue was in mortgage lending. Revenue of approximately $900,000 from mortgage lending activities was recorded for the three months ended June 30, 2002, a decrease of $6.17 million from $7.07 million for the second quarter of 2001. For the six-month periods ended June 30, 2002 and 2001, revenue from mortgage lending activities was $6.45 million and $5.74 million, respectively, an increase of 12.54%. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The mortgage servicing rights are capitalized and carried as an asset at the lower of cost or fair value by the Company and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The Company does not routinely hedge the value of its mortgage servicing asset and is susceptible to significant fluctuations in value in changing interest rate environments. When interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. When interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s mortgage servicing asset typically increases as the expected lives of the underlying mortgages lengthen. Changes in the value of the Company’s mortgage servicing asset resulted in a $4.2 million reduction in mortgage revenue for the second quarter of 2002 compared to a recovery in the second quarter of 2001 of $994,000 of previously recorded impairment. For the six months ended June 30, 2002 and 2001, mortgage revenue was reduced by $3.6 million and $3.3 million, respectively, as a result of impairment charges. Revenue from mortgage loan origination activities was $8.64 million for the first six months of 2002 compared to $7.27 million for the first six months of 2001, representing an increase of 18.84%.

Service charge revenue increased 15.49%, from $10.91 million for the second quarter of 2001 to $12.60 million for the second quarter of 2002, and increased 7.33%, from $21.25 million for the first six months of 2001 to $22.81 million for the first six months of 2002. The increase in service charges for the second quarter and the first six months of 2002, when compared to the respective periods in 2001, is primarily due to expansion of overdraft privileges provided to depositors beginning in March 2002. Insurance service fees increased 8.92% from $5.41 million for the second quarter of 2001 to $5.89 million for the second quarter of 2002, and increased 15.39% from $10.01 million for the first six months of 2001 to $11.55 million for the first six months of 2002. The increases in insurance service fees for the second quarter and the first six months of 2002, compared to the respective periods in 2001, are primarily attributable to increased annuity sales. Revenue from fiduciary activities was $1.64 million for the second quarter of 2002, an increase of 2.1% from the $1.61 million reported in the second quarter of 2001.

Net security gains of $2.89 million were reported in the second quarter of 2002 compared to $74,000 for the second quarter of 2001, and net security gains were $2.86 million for the first six months of 2002 compared to $2.96 million for the first six months of 2001. These transactions reflect the sale of securities from the available-for-sale portfolio and certain securities from the held-to-maturity portfolio sold due to their deterioration in credit quality. Other revenue for the second quarter of 2002 included a gain of $379,000, and for the first six months of 2002 included a gain of $2.54 million, from the sale of $89.78 million in student loans originated by the Company. During the second quarter and first six months of 2001, $81.2 million in student loans were sold at a gain of $387,000 and $2.1 million, respectively. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $74.57 million for the second quarter of 2002, a 1.81% increase from $73.25 million for the same period of 2001. For the six months ended June 30, 2002, other expense totaled $151.75 million, a 3.88% increase from $146.08 million for the same period in 2001. Salaries and employee benefits expense for the second quarter of 2002 was $40.23 million, a 4.69% increase from $38.43 million for the second quarter of 2001, and for the first six months of 2002 was $82.82 million, a 7.35% increase from $77.15 million for the first six months of 2001. This increase is attributable to increases in employee salaries, increased costs of employee health care and other benefits, the addition of employees for locations added since the second quarter of 2001 and employees added through the Pinnacle Bancshares merger in the first quarter of 2002. Occupancy expense increased 8.33% to $5.42 million for the second quarter of 2002 from $5.01 million for the second quarter of 2001, and increased 5.35% to $10.68 million for the first six months of 2002 from $10.13 million for the first six months of 2001. This increase was primarily due to additional locations and facilities opened since March 31, 2001 and the addition of locations added through the Pinnacle Bancshares merger in the first quarter of 2002. Equipment expense of $6.26 million for the second quarter of 2002 represented a decrease of 9.78% when compared to equipment expense of $6.94 million for the second quarter of 2001. For the first six months of 2002, equipment expense was $12.80 million, a decrease of 8.42% from $13.98 million for the first six months of 2001. The primary reason for the decrease in equipment expense is the elimination of duplicate data processing operations as the former First United Bancshares banks were converted to the Company’s operating systems during 2001. Telecommunications expense of $2.03 million for the second quarter of 2002 represented a decrease of 4.29% when compared to telecommunications expense of $2.12 million for the second quarter of 2001. For the first six months of 2002, telecommunications expense of $3.96 million represented an 8.08% decrease when compared to telecommunications expense of $4.31 million for the same period of 2001. This decrease is primarily attributable to the conversion of the former First United Bancshares banks and elimination of duplicate data lines. The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Tax

Income tax expense was $14.19 million and $11.65 million for the second quarter of 2002 and 2001, respectively, representing an increase of 21.72%. For the six-month period ended June 30, 2002, income tax expense was $28.21 million, compared to $21.96 million for the same period in 2001, representing an increase of 28.51%. The increases in tax expense for the second quarter and first six months 2002 compared to the respective periods of 2001 was a function of increased income in 2002. The effective tax rates for the second quarter of 2002 and 2001 were 31.44% and 33.39%, respectively, while the effective tax rates for the six-month periods ended June 30, 2002 and 2001 were 31.87% and 32.52%, respectively. The decrease in the Company’s effective tax rates for 2002 is the result of approximately $925,000 in state income tax credits refunded in the second quarter of 2002.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2002 were $9.26 billion, or 93.29% of total assets, compared with $8.69 billion, or 92.53% of total assets, at December 31, 2001.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2002 were $1.22 billion, compared with $1.11 billion at the end of 2001, a 10.17% increase. Available-for-sale securities were $1.12 billion at June 30, 2002, compared to $1.08 billion at December 31, 2001, a 3.01% increase.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.34 billion at June 30, 2002, which represents a 4.46% increase from the December 31, 2001 total of $6.07 billion. The Company added approximately $116 million in loans as a result of the Pinnacle Bancshares merger in the first quarter of 2002, which helped offset the $89.78 million of student loans sold in the first six months of 2002 and management’s decision to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $100.9 million at June 30, 2002, representing a decrease of $45.4 million from $146.4 million at December 31, 2001.

At June 30, 2002, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not meet the criteria for disclosure as potential problem loans because, at the time, management does not have serious doubt as to the borrowers’ ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.66% of all loans outstanding at June 30, 2002 and 0.72% of all loans outstanding at December 31, 2001.

Allowance for Credit Losses

The Company maintains the allowance for credit losses at a level that, in the opinion of management, is adequate to meet the estimated probable losses on its current portfolio of loans. The process of determining the adequacy of the allowance for credit losses requires that management make material estimates and assumptions that are particularly susceptible to significant change. In employing its systematic methodology, the Company follows several processes to determine the allowance for credit losses.

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

	June 30,				December 31,
	2002		2001		2001
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$10,411	11.59%	$13,970	9.25%	$10,923	11.29%
Consumer and installment	11,664	11.30%	28,652	14.72%	12,853	14.12%
Real estate mortgage	59,002	72.02%	30,109	70.01%	50,068	69.34%
Lease financing	2,776	4.68%	3,110	5.55%	2,584	4.75%
Other	2,423	0.41%	4,988	0.47%	6,722	0.50%
Total	$86,276	100.00%	$80,829	100.00%	$83,150	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended June 30,		Twelve months ended December 31,
	2002	2001	2001
	(Dollars in thousands)
Balance, beginning of period	$83,150	$81,730	$81,730
Loans charged off:
Commercial and agricultural	(4,000)	(1,862)	(3,763)
Consumer & installment	(7,806)	(8,597)	(16,898)
Real estate mortgage	(1,940)	(1,245)	(3,764)
Lease financing	(124)	(381)	(464)
Total loans charged off	(13,870)	(12,085)	(24,889)
Recoveries:
Commercial and agricultural	483	615	394
Consumer & installment	1,169	1,309	3,092
Real estate mortgage	111	373	511
Lease financing	29	21	53
Total recoveries	1,792	2,318	4,050

Net charge-offs	(12,078)	(9,767)	(20,839)

Provision charged to operating expense	13,975	8,866	22,259
Acquisitions	1,229	–	–
Balance, end of period	$86,276	$80,829	$83,150
Average loans for period	$6,209,820	$5,996,800	$6,010,841
RATIOS:
Net charge-offs to average loans-annualized	0.39%	0.33%	0.35%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. Total deposits at June 30, 2002 were $8.26 billion as compared to $7.86 billion at December 31, 2001, representing a 5.07% increase. Of the $400 million in deposit growth since December 31, 2001, approximately $300 million was from new and existing customers within the various markets already served by the Bank and approximately $100 million was added as a result of the Pinnacle Bancshares merger completed in the first quarter of 2002. Non-interest bearing demand deposits decreased by $12.24 million, or 1.10%, from $1.11 billion at December 31, 2001 to $1.10 billion at June 30, 2002, while interest bearing demand, savings and time deposits grew $410.96 million, or 6.09%, from $6.75 billion to $7.16 billion from December 31, 2001 to June 30, 2002.

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

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 2002, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 13.18% and 14.44%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 9.22% at June 30, 2002, compared to the required minimum Tier 1 leverage capital ratio of 4%. The $125 million in trust preferred securities issued by the BancorpSouth Capital Trust I on January 28, 2002 qualifies as Tier 1 capital (See Note 6).

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

During the second quarter of 2002, the Company repurchased 433,885 shares of its outstanding common stock to complete the repurchase of 4.2 million shares authorized under the repurchase program announced on March 5, 2001, whereby the Company could acquire up to 4.2 million shares of the Company’s common stock, or approximately 5% of the shares of common stock then outstanding. The shares were repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. Repurchased shares will be held as authorized but unissued stock and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock, in addition to the 4.2 million shares that the Company had repurchased as of June 30, 2002 pursuant to the common stock repurchase program authorized March 5, 2001. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. Repurchased shares will be held as authorized but unissued shares and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. At June 30, 2002, the Company had repurchased 225,105 shares under this repurchase program.

The Company conducts its stock repurchase programs by using funds received in the ordinary course of business. The Company has not experienced a material effect on its capital resources or liquidity, and does not expect to experience any material effects in connection with its stock repurchase programs during the terms of these programs. These stock repurchase programs may have a positive impact on the Company’s earnings per share if the lost earnings on the purchase price of the shares repurchased is offset by the reduction in the number of shares of common stock outstanding.

On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a Delaware business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 liquidation amount per share, due January 28, 2032 and redeemable at the option of the Company after January 28, 2007. The Trust invested the proceeds from the issuance of the trust preferred securities in the 8.15% junior subordinated debt securities issued by the Company which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its junior subordinated debt securities to the Trust in the amount of $121,062,500 will be used for general corporate purposes, including the repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions.

Certain Litigation Contingencies

In some states in which we operate, and particularly in Mississippi, there has been a substantial increase in litigation against financial services companies in connection with lending, insurance and other financial transactions. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly enhanced the charges paid by the borrower and/or that the borrowers were sold insurance products or charged fees without appropriate disclosures. These actions tend to seek large amounts of damages for claims arising out of transactions that involve relatively small amounts of money. There have been several cases involving such claims tried against other companies in our market area that have resulted in large awards of actual and punitive damages for each claimant, but it is not clear whether such large awards will be upheld on appeal. Rather than face the risk and uncertainty of such awards, some companies have engaged in settlements of such cases.

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

As to the claims now pending or threatened against us, it is currently not possible to quantify the potential exposure presented by these claims or determine whether this litigation will ultimately have a material adverse effect on the financial condition of the Company, for a number of reasons. The primary reasons are because many of the cases have only been recently filed, the facts vary from case to case and are usually disputed, some of the principles of law that apply to these cases are not clearly delineated, existing law provides juries little specific guidance to determine the amounts of actual and punitive damages they may render and/or to judges in reviewing those awards, and the amounts of jury awards differ from county to county and case to case. Future legislation and court decisions may also limit or affect the amount of damages that can be recovered in such cases; however, we cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended June 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders for the Company was held on Tuesday, April 23, 2002. At this meeting, the following matters were voted upon by the Company's shareholders:

(a) Election of Directors

        W. G. Holliman, Jr., James V. Kelley, Turner O. Lashlee and Alan W. Perry were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 2005 or until their respective successors are elected and qualified. Larry G. Kirk was elected to serve as a Class III director of the Company until the annual meeting of shareholders in 2004 or until his successor is elected and qualified. The vote was cast as follows:

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non Votes
W.G. Holliman, Jr.	61,965,561	349,618	0
James V. Kelley	59,486,483	2,828,696	0
Turner O. Lashlee	61,970,108	345,071	0
Alan W. Perry	58,357,675	3,957,504	0
Larry G. Kirk	61,965,770	349,409	0

        The following directors continued in office following the meeting:

Name	Term Expires
Shed H. Davis	2003
Hassell H. Franklin	2003
Travis E. Staub	2003
Robert C. Nolan	2003
W. Cal Partee, Jr.	2003
Aubrey B. Patterson	2004
R. Madison Murphy	2004

(b) Selection of Independent Auditors

        The shareholders of the Company ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002 by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non Votes
61,450,305	624,459	240,415

(c) Amendment to the Company's 1994 Stock Incentive Plan

        The shareholders of the Company approved Amendment No. 1 to the Company’s 1994 Stock Incentive Plan to increase by 4,000,000 shares the number of shares of the Company’s common stock available for issuance, for a total of 6,916,000 shares by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non Votes
58,324,782	3,120,988	869,409

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5,
1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991 including as Exhibit A the forms of Rights
Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase
Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed
April 24, 1991 and incorporated herein by reference)
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the
Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)
(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as
Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(b)	Reports on Form 8-K

A report on Form 8-K was filed April 23, 2002, reporting under Item 5, “Other Events” and Item 7, “Financial Statements and Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: August 13, 2002	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer