Form 10-Q
period 2002-09-30
BANCORPSOUTH INC
filed 2002-11-12
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
As of November 11, 2002, the Registrant had outstanding 78,308,119 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could” and “would.” These forward-looking statements include, without limitation, those relating to the Company’s liquidity, provision and allowance for credit losses, value of the mortgage asset and mortgage servicing rights, net interest revenue, acquisition strategy, the use of proceeds from the issuance of the junior subordinated debt securities in connection with the trust preferred offering, critical accounting policies, litigation contingencies, student loans, stock repurchase program, capital resources and off-balance sheet arrangements. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions, prevailing interest rates and government fiscal and monetary policies, changes in the Company’s loan portfolio and credit quality, effectiveness of the Company’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of the Company to effectively service loans, ability of the Company to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, changes in the Company’s operating or expansion strategy, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, competition from other financial services companies, market conditions as they affect the ability of the Company to repurchase shares of its common stock, potential uses of authorized but unissued shares of the Company’s common stock, possible adverse rulings, judgments, settlements and other outcomes of pending litigation and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	September 30, 2002	December 31, 2001
	(In thousands)
ASSETS
Cash and due from banks	$340,868	$341,513
Interest bearing deposits with other banks	23,989	18,030
Held-to-maturity securities, at amortized cost	1,237,916	1,110,463
Available-for-sale securities, at fair value	1,434,485	1,083,191
Federal funds sold and securities purchased under agreement to resell	247,118	343,511
Loans	6,419,632	6,127,045
Less: Unearned discount	46,483	53,845
Allowance for credit losses	87,497	83,150
Net loans	6,285,652	5,990,050
Mortgage loans held for sale	68,329	65,537
Premises and equipment, net	209,637	211,576
Other assets	272,618	231,558
TOTAL ASSETS	$10,120,612	$9,395,429
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,168,087	$1,108,499
Interest bearing	2,402,511	2,158,698
Savings	800,065	910,682
Time	4,120,197	3,678,961
Total deposits	8,490,860	7,856,840
Federal funds purchased and securities sold under repurchase agreements	446,588	473,912
Long-term debt	140,060	140,939
Guaranteed preferred beneficial interests in junior subordinated debt securities	125,000	–
Other liabilities	113,854	118,335
TOTAL LIABILITIES	9,316,362	8,590,026
SHAREHOLDERS' EQUITY
Common stock	196,320	203,064
Capital surplus	18,598	11,457
Accumulated other comprehensive income	32,556	24,243
Retained earnings	556,776	566,639
TOTAL SHAREHOLDERS' EQUITY	$804,250	$805,403
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,120,612	$9,395,429
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except for per share amounts)
INTEREST REVENUE
Loans	$114,601	$127,215	$342,879	$394,236
Deposits with other banks	82	123	213	444
Federal funds sold and securities purchased under agreement to resell	2,487	4,354	9,145	16,822
Held-to-maturity securities:
Taxable	14,182	15,087	41,762	42,262
Tax-exempt	2,395	2,611	7,336	8,116
Available-for-sale securities:
Taxable	12,274	12,568	39,947	38,233
Tax-exempt	2,166	2,189	6,478	6,343
Mortgage loans held for sale	721	834	2,384	2,343
Total interest revenue	148,908	164,981	450,144	508,799
INTEREST EXPENSE
Deposits	47,099	73,071	143,835	237,778
Federal funds purchased and securities sold under repurchase agreements	3,132	5,351	9,662	17,464
Other	4,655	2,123	13,251	6,597
Total interest expense	54,886	80,545	166,748	261,839
Net interest revenue	94,022	84,436	283,396	246,960
Provision for credit losses	8,208	6,852	22,183	15,718
Net interest revenue, after provision for
credit losses	85,814	77,584	261,213	231,242
OTHER REVENUE
Mortgage lending	(2,595)	(1,462)	3,859	4,273
Trust income	1,693	2,022	5,253	5,316
Service charges	12,888	10,469	35,693	31,718
Life insurance income	1,091	1,151	3,309	3,373
Security gains, net	2,453	3,943	5,316	6,901
Insurance commissions	6,123	5,146	17,676	15,160
Other	6,254	5,465	21,686	19,933
Total other revenue	27,907	26,734	92,792	86,674
OTHER EXPENSE
Salaries and employee benefits	42,301	37,083	125,119	114,229
Net occupancy expense	5,485	5,263	16,161	15,397
Equipment expense	6,070	6,442	18,869	20,417
Telecommunications	1,922	2,244	5,879	6,549
Other	19,995	22,253	61,491	62,771
Total other expense	75,773	73,285	227,519	219,363
Income before income taxes	37,948	31,033	126,486	98,553
Income tax expense	11,876	9,450	40,090	31,405
Net income	$26,072	$21,583	$86,396	$67,148
Earnings per share: Basic	$0.33	$0.26	$1.07	$0.81
Diluted	$0.33	$0.26	$1.07	$0.80
Dividends declared per common share	$0.15	$0.14	$0.45	$0.42
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Net cash provided by operating activities	$132,379	$71,909
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	472,904	434,290
Proceeds from calls and maturities of available-for-sale securities	989,141	248,115
Proceeds from sales of held-to-maturity securities	5,278	25,003
Proceeds from sales of available-for-sale securities	649,390	348,861
Purchases of held-to-maturity securities	(605,350)	(644,789)
Purchases of available-for-sale securities	(1,966,488)	(642,594)
Net (increase) decrease in short-term investments	96,393	(47,095)
Net increase in loans	(411,621)	(69,993)
Proceeds from sale of student loans	90,114	90,945
Purchases of premises and equipment	(20,952)	(35,712)
Proceeds from sale of premises and equipment	5,773	6,057
Other, net	(27,903)	(9,542)
Net cash used by investing activities	(723,321)	(296,454)
Financing activities:
Net increase in deposits	634,020	329,821
Net increase (decrease) in short-term borrowings and other liabilities	(32,765)	5,757
Repayment of long-term debt	(18,379)	(10,826)
Issuance of junior subordinated debt, net	121,063	–
Common stock repurchased	(76,319)	(42,765)
Payment of cash dividends	(36,485)	(35,175)
Exercise of stock options	5,121	1,180
Net cash provided by financing activities	596,256	247,992
Increase in cash and cash equivalents	5,314	23,447
Cash and cash equivalents at beginning of period	359,543	326,575
Cash and cash equivalents at end of period	$364,857	$350,022
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2001, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”), as of such date, except that the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002 (See Notes 7 and 8). In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Mortgage Company, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation. BancorpSouth Capital Trust I (“the Trust”), a Delaware business trust, is treated as a subsidiary of the Company for financial reporting purposes (See Note 6).

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type is detailed below:

	September 30,		December 31,
	2002	2001	2001
	(In thousands)
Commercial and agricultural	$727,781	$712,342	$691,463
Consumer and installment	724,895	880,641	865,188
Real estate mortgage:
1-4 Family	2,191,013	1,776,872	1,661,871
Other	2,449,169	2,432,034	2,586,596
Lease financing	303,615	283,077	291,116
Other	23,159	31,820	30,811
Total	$6,419,632	$6,116,786	$6,127,045

The following table presents information concerning non-accrual, past due and restructured loans:

	September 30,	December 31,
	2002	2001
	(In thousands)
Non-accrual loans	$10,705	$10,825
Accruing loans 90 days or more past due	23,629	33,012
Restructured loans	21	40
Total	$34,355	$43,877

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes changes in the allowance for credit losses for the periods indicated:

	Nine month periods ended September 30,		Year ended December 31,
	2002	2001	2001
	(In thousands)
Balance at beginning of period	$83,150	$81,730	$81,730
Provision charged to expense	22,183	15,718	22,259
Recoveries	2,631	2,953	4,050
Loans charged off	(21,696)	(17,796)	(24,889)
Acquisitions	1,229	–	–
Balance at end of period	$87,497	$82,605	$83,150

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$26,072	79,634	$0.33	$21,583	81,964	$0.26
Effect of dilutive stock
options	–	533		–	474
Diluted EPS
Income available to common shareholders
plus assumed exercise	$26,072	80,167	$0.33	$21,583	82,438	$0.26

	Nine months ended September 30,
	2002			2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$86,396	80,533	$1.07	$67,148	82,996	$0.81
Effect of dilutive stock
options	–	582		–	441
Diluted EPS
Income available to common shareholders
plus assumed exercise	$86,396	81,115	$1.07	$67,148	83,437	$0.80

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2002			2001
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized (losses) gains on securities:	(In thousands)
Unrealized (losses) gains arising during holding period	$11,256	($4,305)	$6,951	$17,617	($6,739)	$10,878
Less: Reclassification adjustment for
net (gains) losses realized in net income	(2,391)	915	(1,476)	(3,863)	1,478	(2,385)
Other comprehensive income (loss)	$8,865	($3,390)	$5,475	$13,754	($5,261)	$8,493
Net income			26,072			21,583
Comprehensive income			$31,547			$30,076

	Nine months ended September 30,
	2002			2001
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized (losses) gains on securities:	(In thousands)
Unrealized (losses) gains arising during holding period	$18,563	($7,100)	$11,463	$31,937	($12,216)	$19,721
Less: Reclassification adjustment for
net (gains) losses realized in net income	(5,102)	1,952	(3,150)	(6,284)	2,404	(3,880)
Other comprehensive income (loss)	$13,461	($5,148)	$8,313	$25,653	($9,812)	$15,841
Net income			86,396			67,148
Comprehensive income			$94,709			$82,989

NOTE 6 - ISSUANCE OF TRUST PREFERRED SECURITIES

On January 28, 2002, BancorpSouth Capital Trust I, a Delaware business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 liquidation amount per share, due January 28, 2032 and redeemable at the option of the Company after January 28, 2007. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust invested the proceeds from the issuance of the trust preferred securities in the 8.15% junior subordinated debt securities issued by the Company, which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its junior subordinated debt securities to the Trust in the amount of $121,062,500 will be used for general corporate purposes, including repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions. As of September 30, 2002, approximately $68,500,000 of the proceeds had been used to repurchase shares of the Company’s outstanding common stock.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of January 1, 2002	$27,495	$39	$27,534
Goodwill reclassed as other identifiable intangible	(3,177)	–	(3,177)
Goodwill acquired during the period	8,447	–	8,447
Impairment losses	–	–	–
Balance as of September 30, 2002	$32,765	$39	$32,804

The changes in the carrying amount of goodwill for the year ended December 31, 2001 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of January 1, 2001	$30,376	$39	$30,415
Amortization of goodwill	(3,013)	–	(3,013)
Adjustment to goodwill acquired during year	132	–	132
Impairment losses	–	–	–
Balance as of December 31, 2001	$27,495	$39	$27,534

The following table presents information regarding the components of the Company’s identifiable intangible assets for the periods indicated:

	Nine months ended September 30, 2002		Year ended December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,549	$3,792	$9,299	$2,689
Customer lists	4,865	531	4,904	321
Mortgage servicing rights	73,428	26,640	64,158	20,532

	Three-months ended September 30,		Nine-months ended September 30,
	2002	2001	2002	2001
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$399	$113	$1,103	$339
Customer lists	70	70	210	209
Mortgage servicing rights	2,307	1,799	6,108	4,691

	Core Deposit Intangibles	Customer Lists	Mortgage Servicing Rights
Estimated amortization expense:	(In thousands)
For year ended 12/31/02	$1,503	$288	$8,000
For year ended 12/31/03	1,464	288	5,600
For year ended 12/31/04	1,345	288	5,000
For year ended 12/31/05	1,154	288	4,500
For year ended 12/31/06	1,011	288	4,100

The following table provides the transitional disclosures required under SFAS No. 142 for the Company’s goodwill and other intangible assets:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Reported net income	$26,072	$21,583	$86,396	$67,148
Add back: Goodwill amortization	–	780	–	2,327
Adjusted net income	$26,072	$22,363	$86,396	$69,475

Basic earnings per share:
Reported net income	$0.33	$0.26	$1.07	$0.81
Goodwill amortization	–	0.01	–	0.03
Adjusted net income	$0.33	$0.27	$1.07	$0.84

Diluted earnings per share:
Reported net income	$0.33	$0.26	$1.07	$0.80
Goodwill amortization	–	0.01	–	0.03
Adjusted net income	$0.33	$0.27	$1.07	$0.83

NOTE 8 - RECENT PRONOUNCEMENTS

The Company adopted the provisions of SFAS No. 141, “Business Combinations,” effective July 1, 2001 and the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS No. 141 and SFAS No. 142 has had no material impact on the financial position of the Company.

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

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred and can be measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is expected to have no material impact on the financial position of the Company.

In October 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions,” was issued. SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying Accounting Principles Board Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, these intangible assets must be evaluated for impairment just like other long-lived assets as required by SFAS No. 144. SFAS No. 147 is effective October 1, 2002 and is expected to have no material impact on the financial position of the Company.

NOTE 9 - BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

On February 28, 2002, the Company completed its merger with Pinnacle Bancshares, Inc. (“Pinnacle”), a bank holding company with approximately $130 million in assets. Pinnacle was headquartered in Little Rock, Arkansas and provided the Company with two banking locations in Arkansas’ largest market. The Company issued an aggregate of approximately 555,000 shares of its common stock in addition to cash paid to the Pinnacle shareholders to consummate the merger. Supplemental pro forma information has not been presented, as this acquisition did not have a material impact on the Company’s financial position or results of operations. Beginning March 1, 2002, the results of operations for Pinnacle are included in the financial statements of the Company.

On May 3, 2002, the Company issued approximately 45,000 shares of its common stock to complete its purchase of certain assets of First Land and Investments, Inc.

NOTE 10 - SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The “General Corporate and Other” segment includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended September 30, 2002 and 2001 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended September 30, 2002
Results of Operations
Net interest revenue	$78,771	$15,251	$94,022
Provision for credit losses	6,813	1,395	8,208
Net interest revenue after provision for credit losses	71,958	13,856	85,814
Other revenue	22,025	5,882	27,907
Other expense	60,281	15,492	75,773
Income before income taxes	33,702	4,246	37,948
Income taxes	10,547	1,329	11,876
Net income	$23,155	$2,917	$26,072
Selected Financial Information
Identifiable assets (at end of period)	$9,248,487	$872,118	$10,120,612
Depreciation & amortization	6,134	422	6,556
Three Months Ended September 30, 2001
Results of Operations
Net interest revenue	$70,816	$13,620	$84,436
Provision for credit losses	5,721	1,131	6,852
Net interest revenue after provision for credit losses	65,095	12,489	77,584
Other revenue	19,570	7,164	26,734
Other expense	57,648	15,637	73,285
Income before income taxes	27,017	4,016	31,033
Income taxes	8,227	1,223	9,450
Net income	$18,790	$2,793	$21,583
Selected Financial Information
Identifiable assets (at end of period)	$8,595,832	$792,630	$9,388,462
Depreciation & amortization	6,466	421	6,887

Results of operations and selected financial information by operating segment for the nine-month periods ended September 30, 2002 and 2001 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Nine Months Ended September 30, 2002
Results of Operations
Net interest revenue	$235,560	$47,836	$283,396
Provision for credit losses	19,438	2,745	22,183
Net interest revenue after provision for credit losses	216,122	45,091	261,213
Other revenue	60,891	31,901	92,792
Other expense	181,788	45,731	227,519
Income before income taxes	95,225	31,261	126,486
Income taxes	30,182	9,908	40,090
Net income	$65,043	$21,353	$86,396
Selected Financial Information
Identifiable assets (at end of period)	$9,248,487	$872,125	$10,120,612
Depreciation & amortization	18,701	1,315	20,016
Nine Months Ended September 30, 2001
Results of Operations
Net interest revenue	$205,140	$41,820	$246,960
Provision for credit losses	13,263	2,455	15,718
Net interest revenue after provision for credit losses	191,877	39,365	231,242
Other revenue	53,160	33,514	86,674
Other expense	174,177	45,186	219,363
Income before income taxes	70,860	27,693	98,553
Income taxes	22,580	8,825	31,405
Net income	$48,280	$18,868	$67,148
Selected Financial Information
Identifiable assets (at end of period)	$8,595,832	$792,630	$9,388,462
Depreciation & amortization	19,300	1,351	20,651

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

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 2002 and 2001, found in “Item 1. Financial Statements” of this Report.

RESULTS OF OPERATIONS

Summary

The Company’s net income for the third quarter of 2002 was $26.07 million, an increase of 20.80% from $21.58 million in the third quarter of 2001. For the first nine months of 2002, net income was $86.40 million, an increase of 28.67% from $67.15 million for the same period of 2001. Basic and diluted earnings per share for the third quarter of 2002 were $0.33, compared to basic and diluted earnings per share of $0.26 for the same period of 2001. For the nine months ended September 30, 2002, basic and diluted earnings per share were $1.07, compared to basic and diluted earnings per share of $0.81 and $0.80, respectively, for the first nine months of 2001. The annualized returns on average assets for the third quarter of 2002 and 2001 were 1.04% and 0.92%, respectively. For the nine months ended September 30, 2002 and 2001, the annualized returns on average assets were 1.18% and 0.97%, respectively. Relatively stable short-term interest rates during the third quarter of 2002 as compared to falling short-term interest rates during the third quarter of 2001, lessened the pressure on the Company’s net interest margin and was a primary factor in the significant increase in earnings.

Application of Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that its determination of the allowance for credit losses and the valuation of mortgage servicing rights involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

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

The need for, and the amount of, a valuation allowance to reflect the carrying value of capitalized mortgage servicing rights at the lower of cost or fair value is a significant estimate and, if determined necessary, is reflected in a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Relying on assumptions about factors such as mortgage interest rates, discount rates, mortgage loans prepayment speeds, market trends and industry demand, a fair value estimate of the Company’s capitalized mortgage servicing rights is performed and reviewed by management. The use of different estimates or assumptions could produce different fair values of the mortgage servicing rights. The Company does not routinely hedge the value of capitalized mortgage servicing rights and is susceptible to significant fluctuations in the value of capitalized mortgage servicing rights in rapidly changing interest rate environments.

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

Net interest revenue was $96.95 million for the three months ended September 30, 2002, compared to $87.34 million for the same period in 2001, representing an increase of $9.61 million, or 11.00%. For the first nine months of 2002 and 2001, net interest revenue was $292.24 million and $255.71 million, respectively, representing an increase of $36.54 million, or 14.29%.

Interest revenue decreased $16.05 million, or 9.56%, to $151.83 million for the three months ended September 30, 2002 from $167.88 million for the three months ended September 30, 2001. While average interest earning assets increased by $668.04 million, or 7.72%, to $9.32 billion for the third quarter of 2002 from $8.65 billion for the third quarter of 2001, the average yield of those assets declined by 124 basis points to 6.46% for the third quarter of 2002 from 7.70% for the third quarter of 2001. For the first nine months of 2002 and 2001, interest revenue was $458.99 million and $517.55 million, respectively, representing a decrease of $58.55 million, or 11.31%. Average interest earning assets increased $538.82 million, or 6.25%, from $8.62 billion for the nine months ended September 30, 2001 to $9.16 billion for the nine months ended September 30, 2002, while the average yield on those assets decreased 133 basis points to 6.70% for the nine months ended September 30, 2002 from 8.03% for the nine months ended September 30, 2001.

Interest expense decreased $25.66 million, or 31.86%, to $54.89 million for the three months ended September 30, 2002 from $80.55 million for the three months ended September 30, 2001. Average interest bearing liabilities increased $651.55 million, or 8.87%, to $8.00 billion for the third quarter of 2002 from $7.35 billion for the third quarter of 2001, while the average rate paid on those liabilities decreased 163 basis points to 2.72% for the third quarter of 2002 from 4.35% for the third quarter of 2001. For the first nine months of 2002 and 2001, interest expense was $166.75 million and $261.84 million, respectively, representing a decrease of $95.09 million, or 36.32%. Average interest bearing liabilities increased $499.10 million, or 6.81%, from $7.33 billion for the nine months ended September 30, 2001 to $7.83 billion for the nine months ended September 30, 2002 while the average rate paid on those liabilities decreased 193 basis points from 4.78% for the nine months ended September 30, 2001 to 2.85% for the nine months ended September 30, 2002.

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

Net interest margin for the third quarter of 2002 and 2001 was 4.13% and 4.00%, respectively. Net interest rate spread for the third quarter of 2002 was 3.74%, an increase of 39 basis points from 3.35% for the same period of 2001. Net interest margin for the first nine months of 2002 was 4.27%, an increase of 30 basis points from 3.97% for the same period of 2001. Net interest rate spread for the first nine months of 2002 was 3.85%, an increase of 60 basis points from 3.25% for the same period of 2001. This improvement in net interest margin and net interest rate spread was primarily due to the Company’s ability to offset the decrease in the average rate earned on interest earning assets by a larger decrease in the average rate paid on interest-bearing liabilities. The average rate earned on interest-bearing assets decreased 124 basis points, from 7.70% for the third quarter of 2001 to 6.46% for the third quarter of 2002. The average rate paid on interest-bearing liabilities decreased by 163 basis points, from 4.35% for the third quarter of 2001 to 2.72% for the third quarter of 2002. The increase in net interest margin and net interest rate spread for the three month period ended September 30, 2002 over the same period of 2001 was primarily due to repricing of maturing time deposits at prevailing lower interest rates during the third quarter of 2002.

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

The provision for credit losses totaled $8.21 million for the third quarter of 2002, compared to $6.85 million for the same period of 2001, representing an increase of 19.79%. For the nine-month periods ended September 30, 2002 and 2001, the provision for credit losses totaled $22.18 million and $15.72 million, respectively, representing an increase of 41.13%. Loans charged off, net of recoveries, increased 37.65% and 28.44% in the third quarter and the first nine months of 2002, respectively, when compared to the same periods of 2001. The increase in the provision for credit losses for the third quarter of 2002 of $1.36 million over the provision for credit losses for the third quarter of 2001 reflects this increase in loans charged off as well as the decline in general economic conditions in the region serviced by the Company. Annualized net charge-offs for the third quarter of 2002 were 0.44% of average loans compared to 0.34% of average loans for the third quarter of 2001. The Company’s allowance for credit losses as a percentage of loans outstanding was 1.37% at September 30, 2002 and December 31, 2001.

Other Revenue

Other revenue for the quarter ended September 30, 2002 totaled $27.91 million, compared to $26.73 million for the same period of 2001, an increase of 4.39%. For the nine months ended September 30, 2002 and 2001, other revenue was $92.79 million and $86.67 million, respectively, an increase of 7.06%. A loss of $2.60 million from mortgage lending activities was recorded for the three months ended September 30, 2002, compared to a loss of $1.46 million for the third quarter of 2001. For the nine-month periods ended September 30, 2002 and 2001, revenue from mortgage lending activities was $3.86 million and $4.27 million, respectively, a decrease of 9.69%. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The mortgage servicing rights are capitalized and carried as an asset at the lower of cost or fair value and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The Company does not routinely hedge the value of its mortgage servicing asset and is susceptible to significant fluctuations in value in changing interest rate environments. When interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. When interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s mortgage servicing asset typically increases as the expected lives of the underlying mortgages lengthen. Changes in the value of the Company’s mortgage servicing asset resulted in a $9.2 million reduction in mortgage revenue for the third quarter of 2002 compared to a $6.0 million reduction in the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, mortgage revenue was reduced by $12.8 million and $9.4 million, respectively, as a result of impairment charges. While experiencing a negative impact from impairment of the Company’s mortgage servicing asset, mortgage loan originations for the Company increased by 52% to $269.1 million for the third quarter of 2002 when compared to the $177.6 million originated in the third quarter of 2001. Revenue from mortgage loan origination activities was $6.23 million for the third quarter of 2002, an increase of 56.59% from revenue of $3.98 million for the third quarter of 2001. Revenue from mortgage loan origination activities was $14.87 million for the first nine months of 2002 compared to $11.25 million for the first nine months of 2001, representing an increase of 32.24%.

Service charge revenue increased 23.11%, from $10.47 million for the third quarter of 2001 to $12.89 million for the third quarter of 2002, and increased 12.53%, from $31.72 million for the first nine months of 2001 to $35.69 million for the first nine months of 2002. The increase in service charges for the third quarter and the first nine months of 2002, when compared to the respective periods in 2001, is primarily due to expansion of overdraft privileges provided to depositors beginning in March 2002. Insurance service fees increased 18.99% from $5.15 million for the third quarter of 2001 to $6.12 million for the third quarter of 2002, and increased 16.60% from $15.16 million for the first nine months of 2001 to $17.68 million for the first nine months of 2002. The increases in insurance service fees for the third quarter and the first nine months of 2002, compared to the respective periods in 2001, are primarily attributable to increased annuity sales. Trust income was $1.69 million for the third quarter of 2002, a decrease of 16.3% from the $2.02 million reported in the third quarter of 2001, and trust income for the first nine months of 2002 was $5.25 million, a decrease of 1.2% from the $5.32 million reported in the first nine months of 2001. The decline in trust income is reflective of the decline in the market value of trust assets under management due to unfavorable market conditions during 2002.

Net security gains of $2.45 million were reported in the third quarter of 2002 compared to $3.94 million for the third quarter of 2001, a decrease of 37.8% and net security gains were $5.32 million for the first nine months of 2002 compared to $6.90 million for the first nine months of 2001, a decrease of 23.0%. These transactions reflect the sale of securities from the available-for-sale portfolio and certain securities from the held-to-maturity portfolio sold due to their deterioration in credit quality. Other revenue for the third quarter of 2002 included a gain of $49,000, and for the first nine months of 2002 included a gain of $2.59 million, from the sale of $90.11 million in student loans originated by the Company. During the third quarter and first nine months of 2001, $90.97 million in student loans were sold at a gain of $300,000 and $2.39 million, respectively. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $75.77 million for the third quarter of 2002, a 3.39% increase from $73.29 million for the same period of 2001. For the nine months ended September 30, 2002, other expense totaled $227.52 million, a 3.72% increase from $219.36 million for the same period in 2001. Salaries and employee benefits expense for the third quarter of 2002 was $42.30 million, a 14.07% increase from $37.08 million for the third quarter of 2001, and for the first nine months of 2002 was $125.12 million, a 9.53% increase from $114.23 million for the first nine months of 2001. This increase is attributable to increases in employee salaries, especially commission based, increased incentive accruals, increased costs of employee health care and other benefits, the addition of employees for locations added since the third quarter of 2001 and employees added through the Pinnacle Bancshares merger in the first quarter of 2002. Occupancy expense increased 4.22% to $5.49 million for the third quarter of 2002 from $5.26 million for the third quarter of 2001, and increased 4.96% to $16.16 million for the first nine months of 2002 from $15.40 million for the first nine months of 2001. This increase was primarily due to additional locations and facilities opened since September 30, 2001 and locations added through the Pinnacle Bancshares merger in the first quarter of 2002. Equipment expense of $6.07 million for the third quarter of 2002 represented a decrease of 5.77% when compared to equipment expense of $6.44 million for the third quarter of 2001. For the first nine months of 2002, equipment expense was $18.87 million, a decrease of 7.58% from $20.42 million for the first nine months of 2001. The primary reason for the decrease in equipment expense is the elimination of duplicate data processing operations as the former First United Bancshares banks were converted to the Company’s operating systems during 2001. Telecommunications expense of $1.92 million for the third quarter of 2002 represented a decrease of 14.35% when compared to telecommunications expense of $2.24 million for the third quarter of 2001. For the first nine months of 2002, telecommunications expense of $5.88 million represented a 10.23% decrease when compared to telecommunications expense of $6.55 million for the same period of 2001. This decrease is primarily attributable to the conversion of the former First United Bancshares banks and elimination of duplicate data lines.

Income Tax

Income tax expense was $11.88 million and $9.45 million for the third quarter of 2002 and 2001, respectively, representing an increase of 25.67%. For the nine-month period ended September 30, 2002, income tax expense was $40.09 million, compared to $31.41 million for the same period in 2001, representing an increase of 27.65%. The increases in tax expense for the third quarter and first nine months 2002 compared to the respective periods of 2001 was a function of increased income in 2002. The effective tax rates for the third quarter of 2002 and 2001 were 31.30% and 30.45%, respectively, while the effective tax rates for the nine-month periods ended September 30, 2002 and 2001 were 31.70% and 31.87%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2002 were $9.38 billion, or 92.73% of total assets, compared with $8.69 billion, or 92.53% of total assets, at December 31, 2001.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2002 were $1.24 billion, compared with $1.11 billion at December 31, 2001, an 11.48% increase. Available-for-sale securities were $1.43 billion at September 30, 2002, compared to $1.08 billion at December 31, 2001, a 32.43% increase.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.37 billion at September 30, 2002, which represents a 4.94% increase from the December 31, 2001 total of $6.07 billion. The Company added approximately $116 million in loans as a result of the Pinnacle Bancshares merger in the first quarter of 2002, which helped offset the $90.11 million of student loans sold in the first nine months of 2002 and management’s decision to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $81.1 million at September 30, 2002, representing a decrease of $65.3 million from $146.4 million at December 31, 2001.

At September 30, 2002, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.54% of all loans outstanding at September 30, 2002 and 0.72% of all loans outstanding at December 31, 2001.

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

The allocation of allowance by loan category is based, in part, on evaluations of specific loans’ past history and on economic conditions within specific industries or geographical areas. Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents the allocation of the allowance for credit losses by loan category and the percentage of total loans for each category in the loan portfolio for the dates indicated:

	September 30,				December 31,
	2002		2001		2001
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$10,609	11.34%	$14,880	11.65%	$10,923	11.29%
Consumer and installment	12,560	11.29%	29,112	14.40%	12,853	14.12%
Real estate mortgage	61,291	72.28%	30,670	68.81%	50,068	69.34%
Lease financing	2,825	4.73%	2,767	4.63%	2,584	4.75%
Other	212	0.36%	5,176	0.51%	6,722	0.50%
Total	$87,497	100.00%	$82,605	100.00%	$83,150	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended September 30,		Twelve months ended December 31,
	2002	2001	2001
	(Dollars in thousands)
Balance, beginning of period	$83,150	$81,730	$81,730
Loans charged off:
Commercial and agricultural	(6,000)	(2,337)	(3,763)
Consumer and installment	(12,144)	(13,094)	(16,898)
Real estate mortgage	(3,383)	(1,984)	(3,764)
Lease financing	(169)	(381)	(464)
Total loans charged off	(21,696)	(17,796)	(24,889)
Recoveries:
Commercial and agricultural	670	175	394
Consumer and installment	1,734	2,324	3,092
Real estate mortgage	193	422	511
Lease financing	34	32	53
Total recoveries	2,631	2,953	4,050

Net charge-offs	(19,065)	(14,843)	(20,839)

Provision charged to operating expense	22,183	15,718	22,259
Acquisitions	1,229	–	–
Balance, end of period	$87,497	$82,605	$83,150
Average loans for period	$6,258,897	$5,999,552	$6,010,841
RATIOS:
Net charge-offs to average loans-annualized	0.41%	0.33%	0.35%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. Total deposits at September 30, 2002 were $8.49 billion as compared to $7.86 billion at December 31, 2001, representing an 8.07% increase. Of the $634 million in deposit growth since December 31, 2001, approximately $100 million was added as a result of the Pinnacle Bancshares merger completed in the first quarter of 2002. Non-interest bearing demand deposits increased by $59.59 million, or 5.38%, from $1.11 billion at December 31, 2001 to $1.17 billion at September 30, 2002, while interest bearing demand, savings and time deposits grew $574.43 million, or 8.51%, from $6.75 billion at December 31, 2001 to $7.32 billion at September 30, 2002.

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

One of the Company’s goals is to provide adequate funds to meet changes in loan demand and increases in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds. Management believes that the Company’s traditional sources of maturing loans and investment securities, sales of mortgages held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations. To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank which provides liquidity to fund term loans with borrowings of matched or longer maturities. Should the Company’s traditional sources of liquidity be constrained, forcing the Company to pursue avenues of funding not typically used, the Company’s net interest margin could be negatively impacted. The Company has not used in the past and does not expect to use in the future off-balance sheet entities to support the Company’s liquidity and capital needs. These entities are commonly referred to as special purpose entities and are often used as a mechanism to facilitate the sale of assets. The Company does utilize, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near or long-term changes to its liquidity strategies.

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

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 2002, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 12.54% and 13.81%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.55% at September 30, 2002, compared to the required minimum Tier 1 leverage capital ratio of 4%. The $125 million in trust preferred securities issued by the BancorpSouth Capital Trust I on January 28, 2002 qualifies as Tier 1 capital (See “Note 6 – Issuance of Trust Preferred Securities” to the Consolidated Condensed Financial Statements).

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

On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. Repurchased shares will be held as authorized but unissued shares and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. During the third quarter of 2002, the Company repurchased 2,343,403 shares of its outstanding common stock under this repurchase plan. At September 30, 2002, the Company had repurchased a total of 2,568,508 shares under this repurchase program.

The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced a material effect on its capital resources or liquidity, and does not expect to experience any material effects in connection with its stock repurchase program during the terms of the program. The stock repurchase program may have a positive impact on the Company’s earnings per share depending on, among other things, prevailing interest rates and the prices at which shares are purchased under the stock repurchase program.

On January 28, 2002, BancorpSouth Capital Trust I, a Delaware business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 liquidation amount per share, due January 28, 2032 and redeemable at the option of the Company after January 28, 2007. The Trust invested the proceeds from the issuance of the trust preferred securities in the 8.15% junior subordinated debt securities issued by the Company which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its junior subordinated debt securities to the Trust in the amount of $121,062,500 will be used for general corporate purposes, including the repurchase of shares of its outstanding common stock, investments at the holding company level, extensions of credit to its subsidiaries and possible acquisitions. As of September 30, 2002, approximately $68,500,000 of the proceeds had been used to repurchase shares of the Company’s outstanding common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a)    Evaluations of Disclosure Controls and Procedures. Based upon their evaluation of the
Company's disclosure controls and procedures (as that term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this Report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b)    Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company's Chief Executive Officer and Chief Financial Officer.

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

During the three months ended September 30, 2002, we did not file any current reports on Form 8-K (excluding two current reports on Form 8-K furnished on August 8, 2002 and August 14, 2002, respectively, reporting information under “Item 9, Regulation FD Disclosures”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: November 12, 2002	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Aubrey B. Patterson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BancorpSouth, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Aubrey B. Patterson
Aubrey B. Patterson Chief Executive Officer

I, L. Nash Allen, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BancorpSouth, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ L.Nash Allen, Jr.
L. Nash Allen, Jr. Chief Financial Officer