Form 10-K
period 2002-12-31
BANCORPSOUTH INC
filed 2003-03-26
CIK 701853

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 1-12991

BancorpSouth, Inc.

(Exact name of registrant as specified in its charter)

Mississippi	64-0659571

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Mississippi Plaza
201 South Spring Street
Tupelo, Mississippi	38804

(Address of principal executive offices)	(Zip Code)

(662) 680-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common stock, $2.50 par value	New York Stock Exchange
Common stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $2.50 par value
Common stock purchase rights

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $1,549,000,000, based on the last reported sale price per share of the Registrant’s common stock as reported on the New York Stock Exchange on June 28, 2002.

     As of January 31, 2003, the Registrant had outstanding 77,628,997 shares of Common Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement used in connection with Registrant’s 2003 Annual Meeting of Shareholders, to be held April 22, 2003, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2002
CONTENTS

PART I
Item	1.	Business	3
Item	2.	Properties	21
Item	3.	Legal Proceedings	22
Item	4.	Submission of Matters to a Vote of Security Holders	22
PART II
Item	5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	23
Item	6.	Selected Financial Data	24
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item	8.	Financial Statements and Supplementary Data	41
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
PART III
Item	10.	Directors and Executive Officers of the Registrant	68
Item	11.	Executive Compensation	70
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item	13.	Certain Relationships and Related Transactions	70
Item	14.	Controls and Procedures	70
Item	15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	71

PART I

Item 1. – Business

General

     BancorpSouth, Inc. (the “Company”) is a bank holding company incorporated in 1982, with commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. Its principal subsidiary is BancorpSouth Bank (the “Bank”). At December 31, 2002, the Company and its subsidiaries had total assets of approximately $10.19 billion and total deposits of approximately $8.55 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

     The Company’s Internet website address is www.bancorpsouth.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Description of Business

     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 244 offices in 128 municipalities or communities in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank has grown through the acquisition of other banks and insurance companies, the purchase of assets from federal regulators and through the opening of new branches and offices.

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

     The Company has registered the trademarks “BancorpSouth” (typed form and design) and “Bank of Mississippi” (typed form and design) with the U.S. Patent and Trademark Office. The trademark “BancorpSouth” will expire in 2011, and “Bank of Mississippi” will expire in 2010, unless the Company extends these trademarks for additional 10 year periods.

     At December 31, 2002, the Company and its subsidiaries had 3,828 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

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

     The Company is a bank holding company and is registered as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to regulation and supervision by the Federal Reserve. The Company is required to file annual reports with the Federal Reserve and such other information as it may require. The Federal Reserve may also conduct examinations of the Company. According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

     The Bank is incorporated under the banking laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of various states in which we operate, as well as federal law. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness. The Bank is not a member of the Federal Reserve.

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

     The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). This statute provides for increased funding for the FDIC’s deposit insurance fund and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including bank holding companies. Its provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. While most of the Company’s deposits are in the Bank Insurance Fund, certain other of the Company’s deposits which were acquired from thrifts over the years remain in the Savings Association Insurance Fund.

     The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve and with other tests relating to capital adequacy that the Federal Reserve adopts from time to time. See Note 20 to the Company’s Consolidated Financial Statements included in this Report for a discussion of the Company’s capital amounts and ratios.

     The Company is a legal entity that is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law on any extensions of credit to the Company or, with certain exceptions, other affiliates.

     The primary source of funds for dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain written approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock. Under FDICIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

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

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) was signed into law. IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank have been in existence for a certain minimum time period that may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; provided, however, that mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

     The Community Reinvestment Act of 1997 (“CRA”) and its implementing regulations are intended to encourage regulated financial institutions to meet the credit need of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2002, the Company had a “satisfactory” CRA rating.

     The federal Gramm-Leach-Bliley Act of 1999 (the “GLBA”) was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits bank holding companies to elect to become a “financial holding company,” which would expand the powers of a bank holding company. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company’s depository subsidiaries must be both well-capitalized and well-managed and must have at least a satisfactory rating under the CRA. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of the personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act. Management believes that the Company currently meets the requirements to make an election to become a financial holding company under the GLBA. The Company has not elected to become a financial holding company and currently does not expect to make such an election.

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among its other provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA Patriot Act also requires that financial institutions must follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

     The Bank’s investment services subsidiary is a registered adviser under the Investment Advisers Act of 1940, is regulated by the SEC and is a member of the National Association of Securities Dealers.

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, the Company does not expect that such compliance will have a material impact on the Company’s or the Bank’s results of operations or financial condition.

     In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their bank and nonbank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

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

Commercial Lending

     The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing and agricultural loans. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. At times, the Company also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

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

     The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to solvent and competent contractors on both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.

     In most cases, the Bank will sell its mortgage loans with terms of 15 years or more in the secondary market. The sale to the secondary market allows the Bank to manage the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. After the sale of a loan, the Bank’s only involvement is to act as a servicing agent. In certain cases, the Bank may be required to repurchase mortgage loans upon which customers have defaulted that were previously sold in the secondary market if these loans did not meet the underwriting standards of the entity that purchased the loans. These loans would be held by the Bank in its mortgage loan portfolio.

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

Non-Residential Consumer Lending

     Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at universities and community colleges in the Bank’s market areas. The Bank also conducts various indirect lending activities through established retail companies in its market areas. Indirect lending activities have been declining as a result of the Company’s decision to reduce its exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. We expect this decline in indirect lending activities to continue. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

     The Bank also issues credit cards solicited on the basis of applications received through referrals from the Bank’s branches and other marketing efforts. The Bank generally has a small portfolio of credit card receivables outstanding. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income ratios, similar to the credit policies applicable to other personal consumer loans. Historically, the Bank believes that its credit card losses have been well below industry norms.

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

Other Financial Services

     The Bank’s consumer finance subsidiary extends consumer loans to individuals and entities that may not satisfy the Bank’s lending standards and operates in 49 offices located in 48 communities in Mississippi and Tennessee.

     The Bank’s insurance service subsidiary serves as agents in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee and Alabama.

     The Bank’s investment services subsidiary provides brokerage, investment advisory and asset management services and operates in certain communities in Mississippi, Tennessee, Alabama, Arkansas and Louisiana.

     See Note 21 to the Company’s Consolidated Financial Statements included elsewhere in this Report for financial information about each segment of the Company, as defined by generally accepted accounting principles.

Asset Quality

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. Management intends to follow this policy even though it may result in foregoing the funding of higher yielding loans. While there is no assurance that the Company will not suffer losses on its loans, management believes that the Company has adequate underwriting and loan administration policies in place and personnel to manage the associated risks prudently.

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

Recent Acquisitions

     On February 28, 2002, Pinnacle Bancshares, Inc., a $130 million bank holding company headquartered in Little Rock, Arkansas, merged with and into the Company. Pursuant to the merger, Pinnacle Bancshare’s subsidiary, Pinnacle Bank, merged into the Bank. Consideration paid to complete this transaction consisted of 554,602 shares of common stock in addition to cash paid to the Pinnacle shareholders in the aggregate amount of $9,524,000. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the results of operations of the Company.

     On May 3, 2002, certain assets of First Land and Investment Company were purchased by the Company. Consideration paid to complete this transaction consisted of 45,024 shares of the Company’s common stock. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the results of operations of the Company.

Selected Statistical Information

     Set forth in this section is certain selected statistical information relating to the Company’s business.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differentials

     See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Revenue” included herein for information regarding the distribution of assets, liabilities and shareholders’ equity, and interest rates and interest differentials.

Analysis of Changes in Effective Interest Differential

     See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Revenue” included herein for information regarding the analysis of changes in effective interest differential.

Investment Portfolio

Held-to-Maturity Securities

     The following table shows the amortized cost of held-to-maturity securities at December 31, 2002, 2001 and 2000:

	December 31

	2002	2001	2000

	(In thousands)
U.S. Treasury securities	$28,406	$23,034	$22,019
U.S. Government agency securities	895,681	798,887	826,353
Taxable obligations of states and political subdivisions	15,749	12,154	13,949
Tax exempt obligations of states and political subdivisions	184,226	201,343	326,808
Other securities	69,313	75,045	—

TOTAL	$1,193,375	$1,110,463	$1,189,129

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2002

		U.S.
	U.S.	Government	States &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield

	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$21,014	$101,353	$28,241	$10,005	5.66%
Maturing after one year but within five years	7,392	627,474	71,230	52,283	4.91%
Maturing after five years but within ten years	—	161,864	40,399	7,025	7.03%
Maturing after ten years	—	4,990	60,105	—	7.21%

TOTAL	$28,406	$895,681	$199,975	$69,313

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

     The following table shows the book value of available-for-sale securities at December 31, 2002, 2001 and 2000:

	December 31

	2002	2001	2000

	(In thousands)
U. S. Treasury securities	$332	$7,383	$26,621
U. S. Government agency securities	1,377,508	821,607	689,612
Taxable obligations of states and political subdivisions	10,481	13,007	9,601
Tax exempt obligations of states and political subdivisions	173,772	164,800	64,521
Other securities	80,079	76,394	67,045

TOTAL	$1,642,172	$1,083,191	$857,400

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2002

		U.S.
	U.S.	Government	State &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield

	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$77,293	$10,897	$40,769	5.16%
Maturing after one year but within five years	332	1,021,665	55,230	30,153	4.51%
Maturing after five years but within ten years	—	152,064	48,683	1,882	5.54%
Maturing after ten years	—	126,486	69,443	7,275	5.51%

TOTAL	$332	$1,377,508	$184,253	$80,079

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.

Loan Portfolio

     The Company’s loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for the years indicated. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition – Loans” included herein for more information regarding the Company’s loan portfolio.

	December 31

	2002	2001	2000	1999	1998

	(In thousands)
Commercial & agricultural	$716,891	$691,463	$757,885	$712,799	$721,001
Consumer & installment	727,083	865,188	1,065,324	1,197,277	1,133,218
Real estate mortgage	4,650,455	4,248,467	4,027,751	3,444,172	2,943,774
Lease financing	311,769	291,116	288,884	258,811	211,367
Other	29,070	30,811	21,238	12,984	26,669

Total gross loans	$6,435,268	$6,127,045	$6,161,082	$5,626,043	$5,036,029

Maturity Distribution of Loans

     The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of loans net of unearned discount of the Company as of December 31, 2002:

	One Year	One to	After
	or Less	Five Years	Five Years

	(In thousands)
Commercial & agricultural	$434,514	$260,900	$16,365
Consumer & installment	440,691	264,610	16,598
Real estate mortgages	2,818,681	1,692,454	106,163
Lease financing	188,966	113,463	7,117
Other	17,619	10,580	663

Total Loans, net of unearned discount	$3,900,471	$2,342,007	$146,907

Sensitivity of Loans to Changes in Interest Rates

     The interest rate sensitivity of the Company’s loan portfolio is important in the management of effective interest differential. The Company attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Company’s loans net of unearned discount as of December 31, 2002:

	December 31, 2002

	Fixed	Variable
	Rate	Rate

	(In thousands)
Loan Portfolio
Due after one year	$2,029,958	$458,956

Non-Accrual, Past Due and Restructured Loans

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Company’s non-performing loans were as follows at the end of each period presented:

	December 31

	2002	2001	2000	1999	1998

	(In thousands)
Non-accrual loans	$10,514	$10,825	$15,572	$13,352	$13,406
Loans 90 days or more past due	29,104	33,012	25,732	17,311	13,120
Restructured loans	20	40	879	1,125	1,781

Total gross loans	$39,638	$43,877	$42,183	$31,788	$28,307

     The total amount of interest earned on non-performing loans was approximately $274,000, $493,000 and $263,000 in 2002, 2001 and 2000, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $936,000, $1,402,000 and $878,000 in 2002, 2001 and 2000, respectively.

     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2002, 2001 and 2000 was $18,871,000, $17,578,000 and $14,669,000, respectively, with a valuation allowance of $7,095,000, $6,546,000 and $5,639,000, respectively. The average recorded investment in impaired loans during 2002, 2001 and 2000 was $19,408,000, $19,065,000 and $21,796,000, respectively.

     The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 2002, no loans were known to be potential non-performing loans.

     At December 31, 2002, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

     Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a Loan Loss Reserve Valuation Committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee considers estimates of loss for individually analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of the allowance for credit losses. The Loan Loss Committee meets at least quarterly to determine the amount of additions to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s Loan Administration, Lending and Finance departments. In each period, the Loan Loss Committee bases the allowance for credit losses on its loan classification system as well as an analysis of general economic and business trends in the Company’s region and nationally.

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

     The provision for credit losses charged to operating expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate to meet the risks of losses on the Company’s current portfolio of loans. Management’s judgment is based on a variety of factors which include the Company’s experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans and economic conditions of the Company’s market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2002		2001		2000		1999		1998

	ALLOW-		ALLOW-		ALLOW-		ALLOW-		ALLOW-
	ANCE	% OF	ANCE	% OF	ANCE	% OF	ANCE	% OF	ANCE	% OF
	FOR	LOANS TO	FOR	LOANS TO	FOR	LOANS TO	FOR	LOANS TO	FOR	LOANS TO
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS

	(Dollars in thousands)
Commercial & agricultural	$10,509	11.14%	$10,923	11.29%	$12,259	12.30%	$11,127	12.67%	$7,840	14.32%
Consumer & installment	12,212	11.30%	12,853	14.12%	23,702	17.29%	22,231	21.28%	21,421	22.50%
Real estate mortgage	61,987	72.27%	50,068	69.34%	37,279	65.38%	32,897	61.22%	28,887	58.45%
Lease financing	2,904	4.84%	2,584	4.75%	3,290	4.69%	3,196	4.60%	2,802	4.20%
Other	263	0.45%	6,722	0.50%	5,200	0.34%	4,781	0.23%	7,435	0.53%

TOTAL	$87,875	100.00%	$83,150	100.00%	$81,730	100.00%	$74,232	100.00%	$68,385	100.00%

     The following table sets forth certain information with respect to the Company’s loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 2002. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Company’s allowance for credit losses.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	2002	2001	2000	1999	1998

	(Dollars in thousands)
LOANS
Average loans for the period	$6,283,798	$6,010,841	$5,797,569	$5,211,539	$4,710,847

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$83,150	$81,730	$74,232	$68,385	$61,932
Loans charged off:
Commercial & agricultural	(8,855)	(3,763)	(5,974)	(2,565)	(4,504)
Consumer & installment	(14,838)	(16,898)	(14,203)	(12,007)	(11,793)
Real estate mortgage	(5,490)	(3,764)	(4,082)	(1,936)	(2,745)
Lease financing	(193)	(464)	(347)	(94)	(75)

Total loans charged off	(29,376)	(24,889)	(24,606)	(16,602)	(19,117)

Recoveries:
Commercial & agricultural	838	394	1,843	833	1,408
Consumer & installment	2,085	3,092	2,443	2,411	3,120
Real estate mortgage	501	511	646	334	560
Lease financing	37	53	40	59	20

Total recoveries	3,461	4,050	4,972	3,637	5,108

Net charge-offs	(25,915)	(20,839)	(19,634)	(12,965)	(14,009)
Provision charged to operating expense	29,411	22,259	26,166	17,812	19,310
Acquisitions	1,229	—	966	1,000	1,152

Balance, end of period	$87,875	$83,150	$81,730	$74,232	$68,385

RATIOS
Net charge-offs to average loans	0.41%	0.35%	0.34%	0.25%	0.30%

Deposits

     Deposits represent the principal source of funds for the Company. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company’s assessment of the stability of its funds sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits” included herein for more information regarding deposits made with the Company.

     The following table shows the classification of deposits on an average basis for the three years ended December 31, 2002:

	Year Ended December 31

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Non-interest bearing demand deposits	$1,064,218	—	$1,003,229	—	$967,823	—
Interest bearing demand deposits	2,338,775	1.53%	1,893,075	2.68%	1,672,466	3.24%
Savings deposits	852,694	1.49%	885,025	3.60%	874,707	4.45%
Time deposits	3,991,757	3.51%	3,912,405	5.58%	3,758,003	5.78%

Total deposits	$8,247,444		$7,693,734		$7,272,999

     Time deposits of $100,000 and over, including certificates of deposits of $100,000 and over, at December 31, 2002, had maturities as follows:

DECEMBER 31, 2002

(In thousands)
Three months or less	$596,560
Over three months through six months	747,086
Over six months through twelve months	298,773
Over twelve months	141,977

TOTAL	$1,784,396

Return on Equity and Assets

     Return on average equity, return on average assets and the dividend payout ratios based on net income for each of the years in the three-year period ended December 31, 2002 are presented below:

	Year Ended December 31

	2002	2001	2000

Return on average equity	13.81%	12.36%	9.76%
Return on average assets	1.13%	1.06%	0.85%
Dividend payout ratio	43.88%	47.90%	60.23%

     The Company’s average equity as a percentage of average assets was 8.21%, 8.60% and 8.70% for 2002, 2001 and 2000, respectively. In 2002, the Company’s return on average equity (which is calculated by dividing net income by average shareholders’ equity) and return on average assets (which is calculated by dividing net income by average total assets) increased and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) decreased. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Three Years Ended December 31, 2002 Results of Operations Summary” included herein for more information regarding the Company’s net income and the calculation of return on average equity and return on average assets.

Short-Term Borrowings

     The Company uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank advances.

     The following table sets forth, for the periods indicated, certain information about short-term borrowings and the components thereof:

	End of Period		Daily Average		Maximum
					Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End

	(Dollars in thousands)
2002:
Federal funds purchased	$1,300	0.9%	$3,412	1.6%	$15,900
Flex-repos purchased	134,508	4.7%	141,882	5.6%	163,898
Securities sold under repurchase agreements	321,581	1.1%	309,012	1.5%	356,198
Short-term Federal Home Loan Bank advances	—	—	1,337	4.3%	4,000

Total	$457,389		$455,643		$539,996

2001:
Federal funds purchased	$—	—	$621	5.7%	$400
Flex-repos purchased	168,511	5.6%	186,841	5.7%	198,085
Securities sold under repurchase agreements	305,401	1.4%	313,299	3.5%	339,462

Total	$473,912		$500,761		$537,947

2000:
Federal funds purchased	$—	—	$29,859	6.3%	$71,500
Flex-repos purchased	198,925	5.6%	25,804	5.7%	202,300
Securities sold under repurchase agreements	304,502	5.6%	253,354	5.3%	304,502
Short-term Federal Home Loan Bank advances	—	—	136,792	6.8%	570,000

Total	$503,427		$445,809		$1,148,302

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of the sale. At December 31, 2002, the Bank had established informal federal funds borrowing lines of credit aggregating $300 million.

     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage collateral or 35% of the Bank’s assets.

Business Risks

     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s future growth, revenue, assets, asset quality, profitability and customer service, critical accounting policies, mortgage servicing asset and mortgage servicing rights, net interest margin, non-interest revenue, market conditions related to the Company’s stock repurchase program, allowance for credit losses, the effect of certain new accounting standards on the Company’s financial statements, income tax deductions, credit quality, the level of credit losses from lending commitments, net interest revenue, interest rate sensitivity, loan loss experience, liquidity, capital resources, market risk, earnings, effect of pending litigation, acquisition strategy, legal and regulatory limitations and compliance and competition.

     We caution you not to place undue reliance on the forward-looking statements contained in this Report in that actual results could differ materially from those indicated in such forward-looking statements, due to a variety of factors. These factors include, but are not limited to, changes in the Company’s operating or expansion strategy, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability to maintain credit quality, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, the ability of the Company to collect amounts due under loan agreements, changes in consumer preferences, effectiveness of the Company’s interest rate hedging strategies, laws and regulations affecting financial institutions in general or relating to taxes, the effect of pending or future legislation, the ability of the Company to repurchase its common stock on favorable terms and the risk factors that are described in greater detail in this section below. Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

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

We, Like Other Financial Services Companies in Our Market Areas, Are Being Sued By Numerous Plaintiffs for Large Amounts of Damages.

     In some states in which we operate, and particularly in Mississippi, there has been a significant increase in litigation against financial services companies in connection with lending, insurance and other financial transactions during the year ended December 31, 2002. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or which were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. There have been several cases involving such claims tried against other companies in our market area that have resulted in large awards of actual and punitive damages for individual claimants, but it is not clear whether such large awards will be upheld on appeal. Some companies have engaged in settlements of such cases rather than face the risk and uncertainty of such awards.

     Cases of this type have been filed against some of our subsidiaries. Such claims are now being asserted by several hundred individuals in an increasing number of cases filed in several different counties in Mississippi in which individuals have received large jury awards against other companies. Since attorneys have actively advertised for such claimants, and since some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings, the number of cases filed and the number of individuals asserting such claims will in all probability continue to increase.

     During the fourth quarter of 2002, we entered into two pending settlements with a total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contain arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents do not contain arbitration agreements. We do not have accurate numbers of the number of claimants or whether or not they have arbitration agreements, and are not currently able to determine the actual amount that will be required to settle these lawsuits. We did, however, accrue $3.2 million during the fourth quarter of 2002, which we believe is the maximum amount needed to settle the claims covered in the settlements.

     As to similar claims, whether presently pending or that may be brought in the future, it is not currently possible to quantify the potential exposure presented by these claims or determine whether these claims will ultimately have a material adverse effect on our financial condition. Our inability to determine our exposure at this time is based on a number of reasons, which include but are not limited to the following: some of the cases have only been recently filed, the facts vary from case to case and are usually disputed, some of the principles of law that apply to these cases are not clearly delineated, existing law provides juries little specific guidance to determine the amounts of actual and punitive damages they may award and/or to judges in reviewing those awards, and the amounts of jury awards differ from county to county and case to case. Future legislation and court decisions may also limit or affect the amount of damages that can be recovered in such cases; however, we cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward us and our subsidiaries.

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

Item 2. – Properties

     The physical properties of the Company are held by its subsidiaries as follows:

a.	BancorpSouth Bank – The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 80% of the rentable space, with the remainder leased to various unaffiliated tenants.

The Bank owns 205 of its 234 branch banking facilities. The remaining 29 branch banking facilities are occupied under leases with unexpired terms ranging from one to seven years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	Personal Finance Corporation – This wholly-owned subsidiary of the Bank occupies 48 leased offices, with the unexpired terms varying in length from one to four years. The average size of these leased offices is approximately 1,000 square feet. All of these premises are considered to be in good condition.

c.	BancorpSouth Insurance Services, Inc. – This wholly-owned subsidiary of the Bank owns three of the six offices it occupies. It leases three offices that have unexpired terms varying in length from one to three years.

Item 3. – Legal Proceedings

     There has been a trend toward increased litigation against financial services companies arising out of consumer lending and other consumer financial transactions, especially in Mississippi. Some of these actions have resulted in large settlements or substantial damage awards.

     Some of the Company’s subsidiaries are subject to similar cases that seek substantial damages for claims arising out of transactions that involve relatively small amounts of money. While the allegations vary from case to case, in general they allege that loans were originated or renewed in a way that enhances the charges paid by the borrower and that the borrowers were improperly sold insurance products, such as credit life insurance. Further, the Company has been informed that additional claims may be filed against the Company on these matters. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Litigation Contingencies” included herein for more information regarding this litigation.

     During the fourth quarter of 2002, the Company entered into two pending settlements with a total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contain arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents do not contain arbitration agreements. The Company does not have accurate numbers of the number of claimants or whether or not they have arbitration agreements, and is not currently able to determine the actual amount that will be required to settle these lawsuits. The Company did, however, accrue $3.2 million during the fourth quarter of 2002, which the Company believes is the maximum amount needed to settle the claims covered in the settlements.

     The number of these lawsuits filed against some of the Company’s subsidiaries increased during 2002. Similarly, the number of plaintiffs participating in these lawsuits has increased significantly. Management has no reason to believe that these trends will not continue. It is not possible to determine with any certainty at this point in time the potential exposure related to damages in connection with these suits. Future legislation and court decisions in some states may limit the amount of damages that can be recovered in legal proceedings; however, the Company cannot predict at this time whether such legislation and court decisions will occur or the effect they may have on cases involving the Company’s subsidiaries.

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

Item 4. – Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Company

     For information regarding executive officers of the Company, see “Item 10. – Directors and Executive Officers of the Registrant” in this Report.

PART II

Item 5. – Market for the Registrant’s Common Stock and Related Stockholder Matters

Market for Common Stock

     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange.

		High	Low

2002	Fourth	$20.19	$17.43
	Third	21.10	16.61
	Second	22.21	19.37
	First	20.00	15.90

2001	Fourth	$17.00	$14.25
	Third	16.97	13.45
	Second	17.00	14.00
	First	15.63	12.06

Holders of Record

     As of February 27, 2003, there were 9,017 shareholders of record of the Company’s common stock.

Dividends

     The Company declared cash dividends each quarter in an aggregate amount of $0.61 per share during 2002, $0.57 during 2001 and $0.53 during 2000. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. – Business – Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.

Item 6. – Selected Financial Data

     In the table below is the Company’s selected financial and operating data. When reviewing this selected financial and operating data, it is important that you read along with it the historical financial statements and related notes included elsewhere in this Report, as well as the section of this Report captioned “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for, among other things, a discussion of accounting changes and business combinations.

	Years Ended December 31

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$590,418	$660,475	$669,158	$592,340	$570,806
Interest expense	218,892	331,093	346,883	280,150	277,104

Net interest revenue	371,526	329,382	322,275	312,190	293,702
Provision for credit losses	29,411	22,259	26,166	17,812	19,310

Net interest revenue, after provision for credit losses	342,115	307,123	296,109	294,378	274,392
Other revenue	132,239	133,993	90,455	104,651	89,026
Other expense	312,398	295,313	274,227	251,882	232,928

Income before income taxes	161,956	145,803	112,337	147,147	130,490
Income tax expense	49,938	47,340	37,941	44,736	42,249

Net income	$112,018	$98,463	$74,396	$102,411	$88,241

Per Share Data:
Net income: Basic	$1.40	$1.19	$0.88	$1.20	$1.04
Diluted	1.39	1.19	0.88	1.19	1.03
Cash dividends	0.61	0.57	0.53	0.49	0.45
Book value	10.40	9.92	9.39	8.84	8.44

Balance Sheet – Year-End Balances:
Total assets	$10,189,247	$9,395,429	$9,044,034	$8,441,697	$7,899,655
Total securities	2,835,547	2,193,654	2,046,529	2,111,597	2,147,609
Loans, net of unearned discount	6,389,385	6,073,200	6,095,315	5,541,961	4,935,668
Total deposits	8,548,918	7,856,840	7,480,920	7,066,645	6,720,906
Long-term debt	139,757	140,939	152,049	166,247	197,420
Total shareholders’ equity	807,823	805,403	789,576	757,111	723,162

Selected Ratios:
Return on average assets	1.13%	1.06%	0.85%	1.26%	1.16%
Return on average equity	13.81%	12.36%	9.76%	13.89%	12.95%

Summary of Quarterly Results

	QUARTER ENDED

	Mar 31	Jun 30	Sept 30	Dec 31

	(In thousands, except per share amounts)
2002
Interest revenue	$149,547	$148,825	$147,508	$144,538
Net interest revenue	92,429	94,083	92,622	92,392
Provision for credit losses	6,760	7,215	8,208	7,228
Income before income taxes	43,427	45,112	37,948	35,469
Net income	29,398	30,927	26,072	25,621
Earnings per share: Basic	0.36	0.38	0.33	0.33
Diluted	0.36	0.38	0.33	0.33
Dividends per share	0.15	0.15	0.15	0.16

2001
Interest revenue	$172,940	$168,280	$163,584	$155,671
Net interest revenue	80,398	79,527	83,039	86,418
Provision for credit losses	4,097	4,769	6,852	6,541
Income before income taxes	32,620	34,900	31,033	47,250
Net income	22,319	23,246	21,583	31,315
Earnings per share: Basic	0.27	0.28	0.26	0.39
Diluted	0.27	0.28	0.26	0.38
Dividends per share	0.14	0.14	0.14	0.15

2000
Interest revenue	$157,543	$162,374	$172,111	$177,130
Net interest revenue	80,142	81,245	79,354	81,534
Provision for credit losses	4,615	5,398	10,656	5,497
Income before income taxes	39,267	38,510	16,871	17,689
Net income	26,645	25,984	9,492	12,275
Earnings per share: Basic	0.31	0.31	0.11	0.15
Diluted	0.31	0.31	0.11	0.15
Dividends per share	0.13	0.13	0.13	0.14

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company is a bank holding company headquartered in Tupelo, Mississippi. The Bank, which is the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit life insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. BancorpSouth Capital Trust I, a business trust organized in January of 2002 for the purpose of issuing preferred securities to the public, is treated as a subsidiary of the Company for financial reporting purposes (see Note 11 to Consolidated Financial Statements).

     The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report.

Three Years Ended December 31, 2002
Results of Operations
Summary

     The table below summarizes the Company’s net income, return on average assets and return on average shareholders’ equity for the years ended December 31, 2002, 2001 and 2000. The Company’s discussion and analysis is based on reported financial information; however, certain information is also being provided regarding the impact of certain large or unusual amounts that occurred during 2000 in the form of restructuring, merger-related and other charges incurred because of the merger with First United Bancshares, Inc. on August 31, 2000 (see Note 2 to Consolidated Financial Statements). The additional information is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s continuing operations.

(Dollars in thousands, except per share amounts)	2002	2001	2000

Net income	$112,018	$98,463	$74,396
Net income per share: Basic	$1.40	$1.19	$0.88
Diluted	$1.39	$1.19	$0.88
Return on average assets	1.13%	1.06%	0.85%
Return on average shareholders’ equity	13.81%	12.36%	9.76%

     Net income increased 13.8% to $112.0 million in 2002 from $98.5 million in 2001, which represented a 32.3% increase from $74.4 million in 2000. The significant increase in 2002’s net income over 2001’s net income can be primarily attributed to the Company’s ability to increase its net interest revenue during 2002. Contributing to the increase in 2001 earnings, when compared to 2000, were $22.5 million (net of tax) in restructuring, merger-related and other charges included in 2000’s results. These restructuring, merger-related and other charges principally impacted the third and fourth quarter of 2000 and reduced net income per share in 2000 by $0.27 and $0.26, basic and diluted, respectively. The components of net income are discussed in more detail in the various headings that follow.

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

     The need for and the amount of valuation allowance to reflect the carrying value of capitalized mortgage servicing rights at the lower of cost or fair value is a significant estimate and, if determined necessary, is reflected as a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Relying on assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends, and industry demand, an estimate of the fair value of the Company’s capitalized mortgage servicing rights is performed and reviewed by management. The use of different estimates or assumptions could produce different fair values. The Company does not routinely hedge the value of capitalized mortgage servicing rights and is susceptible to significant fluctuations in value in rapidly changing interest rate environments. At December 31, 2002, the Company’s servicing asset was $25.3 million, net of impairment.

Net Interest Revenue

     The Federal Reserve reduced short-term interest rates only once during 2002 by 50 basis points compared to 11 times over the course of 2001, for a total of 475 basis points. This relatively stable interest rate environment during 2002 enabled the Company to improve its net interest revenue as a larger volume of its interest bearing liabilities were being repriced to lower interest rates faster than its interest earning assets. Net interest revenue increased 12.8% to $371.5 million in 2002 from $329.4 million in 2001, which represented an increase of 2.2% from $322.3 million in 2000. Net interest revenue is the difference between interest revenue earned from earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to fully taxable equivalent amounts, using an effective tax rate of 35%. Also, interest revenue, net interest revenue and net interest margins for all periods presented and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the reclassification of certain credit card related fees to non-interest revenue.

     Interest revenue decreased 10.4% to $602.1 million in 2002 from $672.1 million in 2001, which represented a decrease of 1.3% from $681.2 million in 2000. While average interest earning assets increased 6.7% to $9.2 billion in 2002, this increase in the amount of interest earning assets was more than offset by a decrease of 1.25 basis points in the yield of those assets to 6.52% in 2002, resulting in a decrease in interest revenue. The decrease in interest revenue during 2001 was attributable to a 5.7% increase in average interest earning assets to $8.7 billion with this increase more than offset by a decrease of 55 basis points in the yield of those assets to 7.77% in 2001. The increase in interest revenue during 2000 was attributable to a 7.6% increase in average interest earning assets, to $8.2 billion during 2000, and an increase of 38 basis points in the yield of those assets to 8.32% in 2000.

     Interest expense decreased 33.9% to $218.9 million in 2002 from $331.1 million in 2001, which represented a decrease of 4.6% from $346.9 million in 2000. While average interest bearing liabilities increased 7.6% to $7.9 billion in 2002, this increase in the amount of interest bearing liabilities was more than offset by a decrease of 175 basis points in the average rate paid on those liabilities to 2.77% in 2002. The decrease in interest expense during 2001 was attributable to a 6.0% increase in average interest bearing liabilities to $7.3 billion in 2001, but this increase was more than offset by a decrease of 50 basis points in the average rate paid on those liabilities to 4.51% in 2001. The increase in interest expense during 2000 was attributable to the combination of an 8.6% increase in average interest bearing liabilities, to $6.9 billion in 2000, and an increase of 61 basis points in average rates paid on those liabilities to 5.01%.

     The relative performance of the lending and deposit-raising functions is frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully-taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, or free funding, such as demand deposits and shareholders’ equity.

     Net interest margin for 2002 was 4.15%, an increase of 21 basis points from 3.94% for 2001, which represented a decline of 14 basis points from 4.08% for 2000. Net interest rate spread for 2002 was 3.75%, an increase of 49 basis points from 3.26% for 2001, which represented a decrease of five basis points from 3.31% for 2000. The increase in net interest margin and net interest spread in 2002 was primarily due to the Company’s ability to offset the decline in asset yield by a larger decrease in funding cost. Short-term interest rates set by the Federal Reserve were unchanged from December of 2001 until November of 2002. Because the Company was asset sensitive in the short-term, many of its interest earning assets had repriced to the prevailing interest rates by the end of 2001, while the opportunity to reprice many of its interest bearing liabilities to a lower interest rate occurred during 2002. The decline in net interest margin and net interest rate spread in 2001 was due to the decrease in asset yield that was not fully offset by the smaller decrease in funding cost. Because the Company was asset sensitive in the short-term in 2001, the 475 basis point decline in short-term interest rates during 2001 resulted in interest bearing assets being repriced more quickly than interest bearing liabilities, thus reducing net interest margin and net interest rate spread.

     The Company experienced significant growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2002. Average interest earning assets increased 6.7% during 2002, 5.7% during 2001 and 7.6% during 2000, due to increases in the Company’s loan and securities portfolios. Average interest bearing liabilities increased 7.6% during 2002, 6.0% during 2001 and 8.6% during 2000, due to increases in the Company’s deposits and short-term borrowings.

     The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2002. Each of the measures is reported on a fully-taxable equivalent basis.

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
(Taxable equivalent basis)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS
Loans (net of unearned income) (1)(2)	$6,283,798	$449,610	7.16%	$6,010,840	$510,738	8.50%	$5,791,569	$522,741	9.03%
Mortgages held for sale	58,884	3,371	5.72%	53,559	3,381	6.31%	39,461	3,111	7.88%
Held-to-maturity securities:
Taxable	998,800	55,091	5.52%	920,939	56,417	6.13%	796,125	49,086	6.17%
Non-taxable (3)	194,089	14,905	7.68%	214,694	16,411	7.64%	325,027	24,108	7.42%
Available-for-sale securities:
Taxable	1,160,733	54,066	4.66%	831,885	50,848	6.11%	1,040,875	68,740	6.60%
Non-taxable (4)	199,218	13,287	6.67%	180,370	13,073	7.25%	73,829	6,011	8.14%
Federal funds sold and short-term investments	337,093	11,810	3.50%	439,621	21,200	4.82%	119,752	7,440	6.21%

Total interest earning assets and revenue	9,232,615	602,140	6.52%	8,651,908	672,068	7.77%	8,186,638	681,237	8.32%
Other assets	735,800			691,608			646,878
Less: allowance for credit losses	(86,247)			(81,604)			(77,042)

Total	$9,882,168			$9,261,912			$8,756,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$2,338,775	$35,756	1.53%	$1,893,075	$50,727	2.68%	$1,672,466	$54,226	3.24%
Savings	852,694	12,689	1.49%	885,025	31,839	3.60%	874,707	38,948	4.45%
Time	3,991,757	140,085	3.51%	3,912,405	218,272	5.58%	3,758,003	217,191	5.78%
Federal funds purchased, securities sold under repurchase agreements and other short-term borrowings (5)	457,347	12,574	2.75%	503,024	21,614	4.30%	454,089	26,742	5.89%
Junior subordinated debt	114,726	9,423	8.21%
Long-term debt	140,085	8,366	5.97%	145,097	8,641	5.96%	164,683	9,776	5.94%

Total interest bearing liabilities and expense	7,895,384	218,893	2.77%	7,338,626	331,093	4.51%	6,923,948	346,883	5.01%
Demand deposits - non-interest bearing	1,064,218			1,003,229			967,823
Other liabilities	111,673			123,351			102,819

Total liabilities	9,071,275			8,465,206			7,994,590
Shareholders’ equity	810,893			796,706			761,884

Total	$9,882,168			$9,261,912			$8,756,474

Net interest revenue		$383,247			$340,975			$334,354

Net interest margin			4.15%			3.94%			4.08%
Net interest rate spread			3.75%			3.26%			3.31%
Interest bearing liabilities to interest earning assets			85.52%			84.82%			84.58%

(1)	Includes taxable equivalent adjustment of $1,854,000, $1,273,000 and $1,538,000 in 2002, 2001 and 2000, respectively, using an effective tax rate of 35%.
(2)	Non-accrual loans are immaterial for each of the years presented.
(3)	Includes taxable equivalent adjustments of $5,217,000, $5,744,000 and $8,438,000 in 2002, 2001 and 2000, respectively, using an effective tax rate of 35%.
(4)	Includes taxable equivalent adjustment of $4,651,000, $4,576,000 and $2,103,000 in 2002, 2001 and 2000, respectively, using an effective tax rate of 35%.
(5)	Interest expense includes interest paid on liabilities not included in averages.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table that follows presents an analysis of rate and volume change in net interest revenue from 2001 to 2002 and from 2000 to 2001. Changes that are not solely due to volume or rate have been allocated to volume.

	2002 OVER 2001 - INCREASE (DECREASE)			2001 OVER 2000 - INCREASE (DECREASE)

(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$19,530	$(80,658)	$(61,128)	$18,631	$(30,634)	$(12,003)
Mortgages held for sale	305	(315)	(10)	890	(620)	270
Held-to-maturity securities:
Taxable	4,295	(5,621)	(1,326)	7,646	(315)	7,331
Non-taxable	(1,582)	76	(1,506)	(8,434)	737	(7,697)
Available-for-sale securities:
Taxable	15,317	(12,099)	3,218	(12,774)	(5,118)	(17,892)
Non-taxable	1,257	(1,043)	214	7,722	(660)	7,062
Federal funds sold and short-term investments	(3,592)	(5,798)	(9,390)	15,425	(1,665)	13,760

Total	35,530	(105,458)	(69,928)	29,106	(38,275)	(9,169)

INTEREST EXPENSE
Demand – interest bearing	6,814	(21,785)	(14,971)	5,911	(9,411)	(3,500)
Savings	(481)	(18,669)	(19,150)	371	(7,482)	(7,111)
Time	2,785	(80,972)	(78,187)	8,614	(7,534)	1,080
Federal funds purchased, securities sold under repurchase agreements and other short-term borrowings	(1,256)	(7,784)	(9,040)	2,103	(7,231)	(5,128)
Long-term debt	(299)	24	(275)	(1,166)	30	(1,136)

Total	7,563	(129,186)	(121,623)	15,833	(31,628)	(15,795)

Total increase (decrease)	$27,967	$23,728	$51,695	$13,273	$(6,647)	$6,626

Interest Rate Sensitivity

     The interest rate sensitivity gap is the difference between the maturity or repricing scheduling of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table sets forth the Company’s interest rate sensitivity at December 31, 2002.

	INTEREST RATE SENSITIVITY
	Maturing or Repricing

		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$5,007	$—	$—	$—
Federal funds sold & repurchase agreements	139,508	—	—	—
Held-to-maturity securities	39,118	122,043	753,389	278,825
Available-for-sale securities	196,342	44,272	1,017,140	384,418
Loans, net of unearned discount	2,591,737	1,308,734	2,342,007	146,907
Mortgages held for sale	57,804	—	—	—

Total interest earning assets	3,029,516	1,475,049	4,112,536	810,150

Interest bearing liabilities:
Interest bearing demand deposits & savings	3,280,723	—	—	—
Time deposits	1,131,046	1,817,245	1,134,596	2,181
Federal funds purchased & securities sold under repurchase agreements	457,389	—	—	—
Long-term debt	—	—	5,000	259,757
Other	98	191	644	159

Total interest bearing liabilities	4,869,256	1,817,436	1,140,240	262,097

Interest rate sensitivity gap	$(1,839,740)	$(342,387)	$2,972,296	$548,053

Cumulative interest sensitivity gap	$(1,839,740)	$(2,182,127)	$790,169	$1,338,222

     In the event interest rates decline after 2002, based on this interest rate sensitivity gap, it is likely that the Company would experience a slightly positive effect on net interest income in the following one year period, as the cost of funds will decrease at a more rapid rate than interest income on interest earning assets. Conversely, in periods of increasing interest rates, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest income. It should be noted that the balances shown in the table above are for a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.

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

     The provision for credit losses, the allowance for credit losses as a percentage of loans outstanding at the end of 2002, 2001 and 2000 and net charge-offs for those years are shown in the following table:

	2002	2001	2000

	(Dollars in thousands)
Provision for credit losses	$29,411	$22,259	$26,166
Allowance for credit losses as a percentage of loans outstanding at year-end	1.38%	1.37%	1.34%
Net charge-offs	$25,915	$20,839	$19,634
Net charge-offs as a percentage of average loans	0.41%	0.35%	0.34%

     The provision for credit losses for 2002 increased 32.1% from the provision for 2001. The increase in provision for credit losses in 2002 versus 2001 reflects the increased level of charge-offs in 2002 versus 2001, which were $25.9 million in 2002 compared to $20.8 million in 2001. The provision for credit losses for 2001 decreased 14.9% from the provision for 2000, which reflected a special charge of $6.1 million made to provide for probable losses in the loan portfolio acquired in the merger with First United Bancshares, Inc., and to reflect differences in underwriting standards at the acquired company. In part, these differences in underwriting standards also led to a 6.1% increase in net charge-offs during 2001 and increases in internal credit ratings and classifications of the Company’s overall loan portfolio at December 31, 2001. If the provision for credit losses for 2000 is reduced by the special charge of $6.1 million, the Company’s provision for credit losses for 2001 increased by $2.2 million, or 10.9%, as compared to the adjusted provision for credit losses for 2000. This increase in provision reflects the increased level of net charge-offs in 2001 versus 2000, which were $20.8 million in 2001 compared to $19.6 million in 2000. Non-performing assets totaled $57.7 million at December 31, 2002, compared to $60.0 million at December 31, 2001 and $50.1 million at December 31, 2000.

     For further information on nonperforming and classified loans, see “Financial Condition – Loans.”

Other Revenue

     The components of other revenue for the years ended December 31, 2002, 2001 and 2000 and the percentage change from the prior year are shown in the following table:

	2002		2001		2000

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in thousands)
Mortgage lending	$9,928	-42.2%	$17,186	+58.0%	$10,874	-40.5%
Service charges	49,249	+15.2	42,759	+5.7	40,472	+10.9
Life insurance premiums	4,340	-4.2	4,528	+5.3	4,300	+8.2
Trust income	7,021	+1.3	6,929	+3.4	6,700	+4.7
Securities gains (losses), net	5,486	-48.6	10,671	NM	(15,632)	NM
Insurance commissions	23,604	+15.6	20,422	+27.4	16,034	+18.1
Other	32,611	+3.5	31,498	+13.7	27,707	+28.9

Total other revenue	$132,239	-1.3%	$133,993	+48.1%	$90,455	-13.6%

     The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the servicing rights to the sold loans. The mortgage servicing rights are capitalized and carried as an asset at the lower of cost or fair value and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. The origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $24.0 million, $19.0 million and $8.2 million for 2002, 2001 and 2000, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in a net gain of $2.2 million in 2002 and net losses of $1.7 million and $1.5 million for 2001 and 2000, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The Company originated mortgage loans totaling $1,012 million during 2002, $824 million during 2001 and $255 million during 2000. The servicing process includes the actual servicing of loans and the recognition of changes in the valuation of capitalized mortgage servicing rights. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. The Company does not routinely hedge the value of its mortgage servicing asset and is susceptible to significant fluctuations in value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s mortgage servicing asset typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a loss of $14.1 million in 2002, a loss of $1.8 million in 2001, and revenues of $2.7 million in 2000. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized mortgage servicing rights. Changing mortgage interest rates in 2002, 2001 and 2000 resulted in impairment expense of $16.0 million in 2002, $4.9 million in 2001, and $1.0 million in 2000. The following table presents the principal amount of mortgage loans serviced at December 31, 2002, 2001 and 2000 and the percentage change from the previous year-end.

	2002		2001		2000

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in millions)
Mortgage loans serviced	$2,771	+9.9%	$2,522	+13.8%	$2,217	+6.3%

     Service charges on deposit accounts increased in 2002, 2001 and 2000 because of higher volumes of items processed, growth in the number of deposit accounts, rate increases and expansion of overdraft privileges to depositors. Life insurance premium revenue decreased 4.2% in 2002 after having increased 5.3% in 2001 and 8.2% in 2000. The decrease in 2002 is due to a reduced emphasis toward selling credit life insurance products and the decreased volume of consumer finance lending. We expect this trend of declining life insurance premium revenue to continue. Trust income increased 1.3% in 2002, 3.4% in 2001 and 4.7% in 2000 as a result of increases in the value of assets under care (either managed or in custody). Net securities gains of $5.5 million were recorded in 2002 compared to net securities gains of $10.7 million in 2001 and net security losses of $15.6 million in 2000. These transactions reflect the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-maturity portfolio. In the second half of 2001, approximately $200 million in intermediate term securities were purchased in anticipation of further reductions in interest rates that could result in the recognition of additional impairment charges related to the Company’s mortgage servicing asset. These securities were sold in the third quarter of 2001 with a gain of $3.9 million. The proceeds were again reinvested in intermediate term securities and these securities were sold in the fourth quarter of 2001 with a gain of $3.6 million. In 2000, the Company restructured the securities portfolio acquired through the August 31, 2000 merger with First United Bancshares, Inc. by selling approximately $680 million of securities and reinvesting the net proceeds in higher yielding securities, which resulted in securities losses of $15.7 million in 2000. Revenue from insurance commissions grew steadily during 2002, 2001 and 2000 as the Company continued to expand those products and services. The increases in the other component of other revenue in 2002, 2001 and 2000 were primarily attributable to fees generated from brokerage activities as well as increased analysis charges and debit card net interchange fees.

Other Expense

     The components of other expense for the years ended December 31, 2002, 2001 and 2000 and the percentage change from the prior year are shown in the following table:

	2002		2001		2000

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in thousands)
Salaries and employee benefits	$171,104	+9.9%	$155,680	+16.3%	$133,855	+7.3%
Occupancy, net	21,658	+5.5	20,529	+11.9	18,343	+8.4
Equipment	24,962	-6.9	26,799	+11.0	24,137	+11.7
Telecommunications	7,827	-10.0	8,693	+20.2	7,234	+1.9
Merger-related	—	—	—	NM	9,215	+656.6
Other	86,847	+3.9	83,612	+2.7	81,443	+1.4

Total other expense	$312,398	+5.8%	$295,313	+7.7%	$274,227	+8.9%

     Salaries and employee benefits expense for 2002, 2001 and 2000 increased due to increases in incentive payments, salary increases, especially commission based, increases in the cost of employee heath care benefits, increases in pension plan costs and the hiring of employees to staff the banking locations added during those years. Pension plan costs, a component of salaries and employee benefits expense, increased to $4.3 million in 2002 compared to $2.9 million in 2001 and $1.2 million in 2000. This trend of increasing pension plan costs is primarily reflective of market performance below expectations for the plan assets. Salaries and employee benefits expense for all three years were also impacted by changes in stock appreciation rights (“SARs”) expense, which is included in salaries and employee benefits expense. The Company previously granted SARs to certain of its employees, which requires the Company to recognize an expense in the event of an increase in the market price of the Company’s common stock or a reduction of expense in the event of a decline in the market price of the Company’s common stock. In 2002, the Company’s common stock price increased approximately 17.0%, which resulted in SAR expense of $1,329,000. In 2001, the Company’s common stock price increased approximately 36.2%, and declined by approximately 25.3% in 2000, which resulted in SAR expense of $1,903,000 in 2001 and a reduction in expense of $1,844,000 in 2000. At December 31, 2002, the Company had approximately 277,000 SARs outstanding. Based on that amount, a dollar increase in the Company’s stock price would result in $277,000 in SAR expense while a dollar decrease in the Company’s stock price would result in a $277,000 reduction in SAR expense.

     Occupancy expense increased in 2002, 2001 and 2000 principally as a result of additional branch offices in operation in each year plus a full year of operation in 2002 of the new 90,000 square foot building added to the Company’s Tupelo, Mississippi campus in the fall of 2001. Equipment expense declined in 2002 when compared to 2001 due primarily to the elimination of duplicate data processing operations as the former First United Bancshares banks were converted to the Company’s operating systems during 2001. Equipment upgrades and upgrades to the Company’s internal operating systems were the primary factors contributing to the increase in equipment expense in 2001 compared to 2000. Telecommunications expense decreased in 2002 when compared to 2001 as the costs of expanded voice and data networks and the expansion of the Bank’s call center, all of which related to providing higher levels of convenient consumer oriented banking services, were more than offset by the reductions in telecommunications costs as a result of the conversion of the former First United Bancshares banks during 2001.

     As a direct result of the Company’s merger activity, merger-related and other costs of $9.2 million were recorded in 2000. These merger-related and other costs included termination and change of control payments, contract termination charges, professional fees, elimination of duplicate facilities charges and other charges. Included in other expense is $3.2 million reserved in the fourth quarter of 2002 to settle certain litigation against certain of our subsidiaries. The other components of other expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company. In addition, in the fourth quarter of 2002, the Company’s net income was reduced by $1.8 million due to charges related to loan system conversion matters.

Income Taxes

     Income tax expense was $49.9 million in 2002, $47.3 million in 2001 and $37.9 million in 2000. The effective tax rate for 2002 was 30.8% compared to 32.5% in 2001 and 33.8% in 2000. The decrease in the Company’s effective tax rate for 2002 was primarily driven by a revision to the Company’s 401(k) plan that enables the Company to deduct for tax purposes the dividends it pays to the plan for shares of BancorpSouth common stock held in the plan. This change was retroactive to January 1, 2002, which permitted the Company to deduct all such dividends for 2002 in the fourth quarter of 2002. These dividends will be deducted in the future on a quarterly basis. The higher effective tax rate for 2000 reflects the impact of certain charges related to the First United Bancshares, Inc. merger which were non-deductible for tax purposes.

Financial Condition
Loans

     The Company’s loan portfolio represents the largest single component of the Company’s earning asset base, comprising 68.1% of average earning assets during 2002. The following table indicates the average loans, year-end balances of the loan portfolio and the percentage increases for the years presented.

	2002		2001		2000

	Amount	% Change	Amount	% Change	Amount	% Change

	(Dollars in millions)
Loans, net of unearned – average	$6,284	+4.6%	$6,010	+3.8%	$5,791	+11.1%
Loans, net of unearned – year-end	6,389	+5.2	6,073	-0.4	6,095	+10.0

     Average loans increased 4.6% in 2002 when compared to 2001, and loans outstanding at December 31, 2002 increased 5.2% when compared to December 31, 2001. Loan growth has been slowed by the general weakness in the economy of many of the markets served by the Company. In addition, loan growth in 2002, 2001 and 2000 has been impacted by the Company’s decision to reduce its exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. The Company’s portfolio of indirect automobile loans totaled $260.3 million at December 31, 2000, $146.4 million at December 31, 2001 and was down to $65.5 million at December 31, 2002.

     Quality is stressed in the Company’s lending policy as opposed to growth. The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets, were as follows at the end of each year presented.

	2002	2001	2000

	(Dollars in thousands)
Foreclosed properties	$18,048	$16,140	$7,893
Non-accrual loans	10,514	10,825	15,572
Loans 90 days or more past due, still accruing	29,104	33,012	25,732
Restructured loans	20	40	879

Total non-performing assets	$57,686	$60,017	$50,076

Total non-performing assets as a percentage of net loans	0.90%	0.99%	0.82%

     The increases in the Company’s non-performing assets in 2002 and 2001 over the level in 2000 reflect a general slow down in the overall economy of the region serviced by the Company. The Company has not, as a matter of policy, participated in any highly leveraged transactions nor made any loans or investments relating to corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2002, 2001 and 2000, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.

     Included in non-performing assets above were loans the Company considered impaired totaling $18.9 million, $17.6 million and $14.7 million at December 31, 2002, 2001 and 2000, respectively.

Securities and Other Earning Assets

     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $358.0 million at December 31, 2002, compared to $365.8 million at the end of 2001. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.

     At December 31, 2002, the Company’s available-for-sale securities totaled $1.6 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2002, the Company held no securities whose decline in fair value was considered other than temporary.

     Net unrealized gains on investment securities as of December 31, 2002 totaled $111.2 million. Net unrealized gains on held-to-maturity securities comprised $49.9 million of that total, while net unrealized gains on available-for-sale securities were $61.3 million. Net unrealized gains on investment securities as of December 31, 2001 totaled $77.3 million. Of that total, $37.9 million was attributable to held-to-maturity securities and $39.4 million to available-for-sale securities.

     In the fourth quarter of 2000, the Company restructured the securities portfolio acquired in the August 31, 2000 merger with First United Bancshares, Inc. by selling approximately $680 million of securities and reinvesting the net proceeds in higher yielding securities.

Deposits

     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits for the years presented.

     The following table presents the Company’s average deposit mix and percentage change for the years indicated.

	2002		2001		2000

	Average	%	Average	%	Average	%
	Balance	Change	Balance	Change	Balance	Change

	(Dollars in millions)
Interest bearing deposits	$7,183	+7.4%	$6,690	+6.1%	$6,305	+6.5%
Non-interest bearing deposits	1,064	+6.1	1,003	+3.7	967	+3.6

Total average deposits	$8,247	+7.2%	$7,693	+5.8%	$7,272	+6.1%

Liquidity, Capital Resources and Off-Balance Sheet Arrangements

     One of the Company’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allows the Company to fund earning assets and maintain the availability of funds. Management believes that the Company’s traditional sources of maturing loans and investment securities, sales of mortgages held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the

Company’s liquidity needs for normal operations. To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides liquidity to fund term loans with borrowings of matched or longer maturities. At December 31, 2002, the Company had long-term advances from the FHLB totaling approximately $140 million, bearing interest rates from 5.86% to 7.19%. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $1.4 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2002. Further, the Company had informal federal funds borrowing arrangements aggregating approximately $300 million at December 31, 2002. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s U.S. Government and government agencies securities portfolio. If the Company’s traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used and the Company’s net interest margin could be impacted negatively. The Company has not used in the past and does not expect to use in the future off-balance sheet entities to support the Company’s liquidity and capital needs. These entities are commonly referred to as special purpose entities and are often used as a mechanism to facilitate the sale of assets. The Company does utilize, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.

     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit, that are not reflected in the consolidated balance sheet of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2002, commitments to extend credit included approximately $65 million for letters of credit and approximately $1.3 billion for mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of approximately $75.9 million at December 31, 2002, with a carrying value and fair value of $1.1 million, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with movements in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2002, the Company had $122.0 million in such commitments to sell, with a carrying value and fair value reflecting a loss of $1.4 million. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

     The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 11.92% and 13.16%, respectively, at December 31, 2002, compared to 10.70% and 11.91%, respectively, at December 31, 2001. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for each period. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.41% at December 31, 2002 and 7.94% at December 31, 2001, compared to the required minimum leverage capital ratio of 3%.

     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at December 31, 2002.

     There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to cause a material adverse effect with regard to its ability to meet its cash obligations.

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

     On March 5, 2001, the Company announced a stock repurchase program whereby the Company could acquire up to 4.2 million shares of its common stock, or approximately 5% of the shares of common stock then outstanding. The shares were to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During 2001, 2,965,115 shares of the Company’s common stock were repurchased under this repurchase program with the remaining authorization of 1,234,885 shares repurchased in the first half of 2002. Repurchased shares are held as authorized but unissued stock and are available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

     On February 15, 2002, the Company announced another stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock, in addition to the 4.2 million shares that the Company repurchased pursuant to the common stock repurchase program authorized on March 5, 2001. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchases will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. As described above, repurchased shares will be held as authorized but unissued shares and will be available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors. As of December 31, 2002, 3,472,608 shares of the Company’s common stock had been repurchased under this repurchase program.

     The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced a material effect on its capital resources or liquidity, and does not expect to experience any material effects in connection with its stock repurchase programs during the terms of these programs.

     On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 face value per share, due January 28, 2032 and callable at the option of the Company after January 28, 2007. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust invested the net proceeds of $121,062,500 in the 8.15% Junior Subordinated Debt Securities issued by the Company, which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust were used for general corporate purposes, including the repurchase of shares of its outstanding common stock. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital of the Company.

Certain Litigation Contingencies

     In some states in which the Company operates, and particularly in Mississippi, there has been a significant increase in litigation against financial services companies in connection with lending, insurance and other financial transactions during the year ended December 31, 2002. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or which were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. There have been several cases involving such claims tried against other companies in the Company’s market area that have resulted in large awards of actual and punitive damages for individual claimants, but it is not clear whether such large awards will be upheld on appeal. Some companies have engaged in settlements of such cases rather than face the risk and uncertainty of such awards.

     Cases of this type have been filed against some of the Company’s subsidiaries. Such claims are now being asserted by several hundred individuals in an increasing number of cases filed in several different counties in Mississippi in which individuals have received large jury awards against other companies. Since attorneys have actively advertised for such claimants, and since some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings, the number of cases filed and the number of individuals asserting such claims will in all probability continue to increase.

     During the fourth quarter of 2002, the Company entered into two pending settlements with a total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contain arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents do not contain arbitration agreements. The Company does not have accurate numbers of the number of claimants or whether or not they have arbitration agreements, and is not currently able to determine the actual amount that will be required to settle these lawsuits. The Company did, however, accrue $3.2 million during the fourth quarter of 2002, which the Company believes is the maximum amount needed to settle the claims covered in the settlements.

     As to similar claims, whether presently pending or that may be brought in the future, it is not currently possible to quantify the potential exposure presented by these claims or determine whether these claims will ultimately have a material adverse effect on the financial condition of the Company. The Company’s inability to determine its exposure at this time is based on a number of reasons, which include but are not limited to the following: some of the cases have only been recently filed, the facts vary from case to case and are usually disputed, some of the principles of law that apply to these cases are not clearly delineated, existing law provides juries little specific guidance to determine the amounts of actual and punitive damages they may award and/or to judges in reviewing those awards, and the amounts of jury awards differ from county to county and case to case. Future legislation and court decisions may also limit or affect the amount of damages that can be recovered in such cases; however, the Company cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward the Company and its subsidiaries.

Item 7A. – Quantitative and Qualitative Disclosures About Market Risk

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

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest-bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans	$2,460,751	$1,067,451	$687,590	$388,068	$198,897	$146,908	$4,949,665	$5,062,119
Average interest rate	6.98%	7.18%	6.91%	6.86%	6.71%	7.12%	7.00%
Variable interest rate loans	$1,497,524	—	—	—	—	—	$1,497,524	$1,507,514
Average interest rate	5.27%	—	—	—	—	—	5.27%
Fixed interest rate securities	$512,377	$356,833	$550,614	$431,819	$350,805	$633,099	$2,835,547	$2,885,406
Average interest rate	4.20%	5.06%	5.08%	5.42%	5.38%	5.71%	5.15%
Other interest bearing assets	$144,515	—	—	—	—	—	$144,515	$144,515
Average interest rate	2.67%	—	—	—	—	—	2.67%
Mortgage servicing rights (1)	—	—	—	—	—	—	$25,254	$25,254

Rate-sensitive liabilities:
Savings & interest bearing checking	$3,280,723	—	—	—	—	—	$3,280,723	$3,280,723
Average interest rate	1.51%	—	—	—	—	—	1.51%
Fixed interest rate time deposits	$2,948,291	$621,924	$203,207	$83,448	$226,017	$2,181	$4,085,068	$4,154,200
Average interest rate	2.80%	3.83%	4.51%	4.68%	4.83%	5.68%	3.20%
Fixed interest rate borrowings	$289	$272	$5,292	$51	$29	$259,916	$265,849	$282,854
Average interest rate	7.24%	7.38%	6.38%	7.49%	7.59%	7.01%	7.00%
Variable interest rate borrowings	$457,389	—	—	—	—	—	$457,389	$457,389
Average interest rate	2.30%	—	—	—	—	—	2.30%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$100,982	—	—	—	—	—	$100,982	$100,982
Average interest rate	5.59%	—	—	—	—	—	5.59%
Forward contracts	$78,500	—	—	—	—	—	$78,500	$78,500
Average interest rate	5.33%	—	—	—	—	—	5.33%

     (1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying

     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. – Business – Investment Portfolio” and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity” and “ – Securities and Other Earning Assets.”

Item 8. – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

     We have audited the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the Company changed its method of accounting for goodwill and other intangibles to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” in 2002. As discussed in Note 1, the Company changed its method of accounting for long-lived assets to adopt the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002.

/s/ KPMG LLP

Memphis, Tennessee
January 20, 2003

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31

	2002	2001

	(In thousands)
Assets
Cash and due from banks (Note 22)	$356,976	$341,513
Interest bearing deposits with other banks	5,007	18,030
Held-to-maturity securities (Note 3) (fair value of $1,243,234 and $1,148,333)	1,193,375	1,110,463
Available-for-sale securities (Note 4) (amortized cost of $1,580,867 and $1,043,766)	1,642,172	1,083,191
Federal funds sold and securities purchased under agreement to resell	139,508	343,511
Loans (Notes 5, 6, 10, 18 and 22)	6,435,268	6,127,045
Less: Unearned discount	45,883	53,845
Allowance for credit losses	87,875	83,150

Net loans	6,301,510	5,990,050
Mortgages held for sale	57,804	65,537
Premises and equipment, net (Note 7)	210,183	211,576
Accrued interest receivable	83,614	85,359
Other assets (Note 8 and 19)	199,098	146,199

Total Assets	$10,189,247	$9,395,429

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Non-interest bearing	$1,183,127	$1,108,499
Interest bearing	2,455,821	2,158,698
Savings	824,902	910,682
Other time (Note 9)	4,085,068	3,678,961

Total deposits	8,548,918	7,856,840
Federal funds purchased and securities sold under repurchase agreements (Note 9)	457,389	473,912
Accrued interest payable	23,306	31,124
Guaranteed preferred beneficial interests in junior subordinated debt securities (Note 11)	125,000	—
Long-term debt (Note 10)	139,757	140,939
Other liabilities (Notes 12 and 13)	87,054	87,211

Total Liabilities	9,381,424	8,590,026

Shareholders’ Equity (Notes 2, 16 and 17)
Common stock, $2.50 par value
Authorized - 500,000,000 shares; Issued - 77,680,664 and 81,225,790 shares	194,202	203,064
Capital surplus	20,773	11,457
Accumulated other comprehensive income	37,744	24,243
Retained earnings	555,104	566,639

Total Shareholders’ Equity	807,823	805,403

Commitments and contingent liabilities (Note 22)	—	—
Total Liabilities and Shareholders’ Equity	$10,189,247	$9,395,429

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Years Ended December 31

	2002	2001	2000

	(In thousands, except per share amounts)
Interest Revenue
Loans	$447,756	$509,464	$521,203
Deposits with other banks	279	521	1,175
Federal funds sold and securities purchased under agreement to resell	11,531	20,677	6,266
Held-to-maturity securities:
Taxable	55,091	56,417	49,086
Tax-exempt	9,688	10,667	15,670
Available-for-sale securities:
Taxable	54,066	50,848	68,740
Tax-exempt	8,636	8,500	3,907
Mortgages held for sale	3,371	3,381	3,111

Total interest revenue	590,418	660,475	669,158

Interest Expense
Deposits	188,530	300,838	310,365
Federal funds purchased and securities sold under repurchase agreements	12,461	21,535	16,966
Other	17,901	8,720	19,552

Total interest expense	218,892	331,093	346,883

Net interest revenue	371,526	329,382	322,275
Provision for credit losses (Note 6)	29,411	22,259	26,166

Net interest revenue, after provision for credit losses	342,115	307,123	296,109

Other Revenue
Mortgage lending	9,928	17,186	10,874
Service charges	49,249	42,759	40,472
Life insurance premiums	4,340	4,528	4,300
Trust income	7,021	6,929	6,700
Securities gains (losses), net	5,486	10,671	(15,632)
Insurance commissions	23,604	20,422	16,034
Other	32,611	31,498	27,707

Total other revenue	132,239	133,993	90,455

Other Expense
Salaries and employee benefits (Notes 13 and 15)	171,104	155,680	133,855
Occupancy, net of rental income	21,658	20,529	18,343
Equipment	24,962	26,799	24,137
Telecommunications	7,827	8,693	7,234
Merger related	—	—	9,215
Other	86,847	83,612	81,443

Total other expense	312,398	295,313	274,227

Income before income taxes	161,956	145,803	112,337
Income tax expense (Note 12)	49,938	47,340	37,941

Net Income	$112,018	$98,463	$74,396

Net Income Per Share (Note 16): Basic	$1.40	$1.19	$0.88

Diluted	$1.39	$1.19	$0.88

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2002, 2001 and 2000

				Accumulated
	Common Stock			Other
			Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income	Earnings	Total

	(Dollars in thousands, except per share amounts)
Balance, December 31, 1999	85,655,416	$214,139	$70,581	$(14,149)	$486,540	$757,111
Net income	—	—	—	—	74,396	74,396
Change in fair value of available-for-sale securities, net of tax effect of $16,969 (Note 17)	—	—	—	29,351	—	29,351

Comprehensive income	—	—	—	—	—	103,747
Business combinations (Note 2)	95,000	237	1,123	—	—	1,360
Other shares issued	271,074	677	1,001	—	(10)	1,668
Recognition of stock compensation	—	—	1,463	—	(1,065)	398
Purchase of stock	(1,978,150)	(4,945)	(25,501)	—	—	(30,446)
Cash dividends declared, $0.53 per share	—	—	—	—	(44,262)	(44,262)

Balance, December 31, 2000	84,043,340	210,108	48,667	15,202	515,599	789,576
Net income	—	—	—	—	98,463	98,463
Change in fair value of available-for-sale securities, net of tax effect of $5,765 (Note 17)	—	—	—	9,041	—	9,041

Comprehensive income	—	—	—	—	—	107,504
Shares issued	127,305	318	866	—	—	1,184
Recognition of stock compensation	56,000	140	935	—	(115)	960
Purchase of stock	(3,000,855)	(7,502)	(39,011)	—	—	(46,513)
Cash dividends declared, $0.57 per share	—	—	—	—	(47,308)	(47,308)

Balance, December 31, 2001	81,225,790	203,064	11,457	24,243	566,639	805,403
Net income	—	—	—	—	112,018	112,018
Change in fair value of available-for-sale securities, net of tax effect of $8,379 (Note 17)	—	—	—	13,501	—	13,501

Comprehensive income	—	—	—	—	—	125,519
Business combinations (Note 2)	599,626	1,500	9,230	—	—	10,730
Other shares issued	566,531	1,416	4,281	—	—	5,697
Recognition of stock compensation	28,000	70	2,343	—	459	2,872
Purchase of stock	(4,739,283)	(11,848)	(6,538)	—	(75,379)	(93,765)
Cash dividends declared, $0.61 per share	—	—	—	—	(48,633)	(48,633)

Balance, December 31, 2002	77,680,664	$194,202	$20,773	$37,744	$555,104	$807,823

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Years Ended December 31

	2002	2001		2000

	(In thousands)
Operating Activities:
Net income	$112,018	$98,463		$74,396
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	29,411	22,259		26,166
Depreciation and amortization	26,528	27,328		22,697
Deferred taxes	16	3,452		(1,833)
Amortization of intangibles	1,783	3,744		3,741
Amortization of debt securities premium and discount, net	2,087	(1,190)		(1,464)
Security losses (gains), net	(5,486)	(10,671)		15,632
Net deferred loan origination expense	1,434	1,134		(4,576)
(Increase) decrease in interest receivable	1,745	4,246		(16,529)
Increase (decrease) in interest payable	(7,818)	(9,487)		9,682
Realized gain on student loans sold	(2,651)	(2,403)		(2,736)
Proceeds from mortgages sold	1,049,713	876,143		345,507
Origination of mortgages held for sale	(1,041,980)	(913,860)		(336,326)
Other, net	1,374	(3,913)		5,431

Net cash provided by operating activities	168,174	95,245		139,788

Investing Activities:
Proceeds from calls and maturities of held- to-maturity securities	699,713	509,300		306,825
Proceeds from calls and maturities of available- for-sale securities	1,332,836	348,464		573,948
Proceeds from sales of held-to-maturity securities	5,278	51,212		308
Proceeds from sales of available-for-sale securities	661,246	766,110		719,568
Purchases of held-to-maturity securities	(788,020)	(649,328)		(416,789)
Purchases of available-for-sale securities	(2,522,523)	(1,142,904)	(1	,163,648)
Net (increase) decrease in short-term investments	204,003	(130,586)		(102,050)
Proceeds from student loans sold	92,351	93,688		94,361
Net increase in loans	(432,005)	(91,143)		(661,807)
Purchases of premises and equipment	(27,934)	(44,912)		(49,188)
Proceeds from sale of premises and equipment	5,773	6,437		3,342
Other, net	(31,881)	(24,479)		61,859

Net cash used in investing activities	(801,163)	(308,141)		(633,271)

Financing Activities:
Net increase in deposits	692,078	375,920		414,275
Net increase (decrease) in short-term debt and other liabilities	(22,662)	(27,018)		147,742
Advances on long-term debt	—	—		26,682
Repayment of long-term debt	(18,682)	(11,110)		(40,976)
Issuance of junior subordinated debt	121,063	—		—
Issuance of common stock	5,697	1,184		951
Purchase of common stock	(93,765)	(46,513)		(30,446)
Payment of cash dividends	(48,300)	(46,599)		(39,781)

Net cash provided by financing activities	635,429	245,864		478,447

Increase (Decrease) in Cash and Cash Equivalents	2,440	32,968		(15,036)
Cash and Cash Equivalents at Beginning of Year	359,543	326,575		341,611

Cash and Cash Equivalents at End of Year	$361,983	$359,543		$326,575

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2002, 2001 and 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates. The Company and its subsidiaries are engaged in the business of banking and activities closely related to banking. The Company and its subsidiaries are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies. The following is a summary of the more significant accounting and reporting policies.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.

Cash Flow Statements

     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of approximately $226,710,000, $340,580,000 and $337,201,000 and income taxes of approximately $54,930,000, $48,081,000 and $42,131,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Securities Purchased and Sold Under Agreement to Resell or Repurchase

     The Bank has entered into a secured borrowing arrangement with the State of Mississippi whereby the Bank is required to provide collateral amounts of 102%, in U.S. Treasury or Government National Mortgage Association (“GNMA”) securities, of the fair value and accrued income of the securities sold under repurchase agreements. The Bank has entered into third party lending arrangements, structured as securities purchased under agreements to resell, that mirror the collateral provisions of the agreement with the State of Mississippi, and provide for a fixed spread between the interest rate paid and earned by the Bank. The Bank remains responsible for repayment of the monies borrowed from the State of Mississippi.

Loans

     Loans are recorded at the face amount of the notes reduced by collections of principal. Loans include net unamortized deferred origination costs. Unearned discount on discount-basis consumer loans and net deferred origination costs are recognized as income using a method which approximates the interest method. Interest is recorded monthly as earned on all other loans. Where doubt exists as to the collectibility of the loans, interest income is recorded as payment is received.

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

Mortgages Held for Sale

     Mortgages held for sale are recorded at the lower of aggregate cost or fair value as determined by current investor yield requirements.

Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, computed using straight-line and accelerated methods, are charged to expense over the shorter of the lease term or the estimated useful lives of the assets. Costs of major additions and improvements are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred.

Other Real Estate Owned

     Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less selling costs. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sales are included in other revenue.

Mortgage Servicing Rights

     Mortgage servicing rights are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. Fair values are determined using a valuation model that calculates the present value of future cash flows using prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. Capitalized mortgage servicing rights are being amortized in proportion to, and over the period of, the estimated net servicing income of the underlying asset. On a quarterly basis, capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Impairment is recognized through a valuation allowance.

Pension Expense

     The Company maintains a non-contributory defined benefit pension plan that covers all employees who qualify as to age and length of service. Net periodic pension expense is actuarially determined.

Stock Based Compensation

     At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2002, 2001 and 2000.

		2002	2001	2000

		(In thousands, except per share amounts)
Net income, as reported		$112,018	$98,463	$74,396
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(977)	(919)	(1,035)

Pro forma net income		$111,041	$97,544	$73,361

Basic earnings per share:	As reported	$1.40	$1.19	$0.88
	Pro forma	1.39	1.18	0.87
Diluted earnings per share:	As reported	$1.39	$1.19	$0.88
	Pro forma	1.38	1.18	0.86

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000: expected options lives of 7 years for all three years; expected dividend yield of 3.10%, 3.70% and 3.00%; expected volatility of 22%, 23% and 23% and risk-free interest rates of 5.0%, 5.5% and 6.0%.

     Certain of the Company’s stock option plans contain provisions for stock appreciation rights (“SARs”). Accounting rules for SARs require the recognition of expense for appreciation in the market value of the Company’s common stock or a reduction of expense in the event of a decline in the market value of the Company’s common stock. See Note 15, Stock Incentive and Stock Option Plans, for further disclosures regarding SARs.

Derivative Instruments and Hedging Activities

     The derivatives held by the Company are commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Recent Pronouncements

     SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separate from goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 141 was adopted effective July 1, 2001 and SFAS No. 142 was adopted effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 has had no material impact on the financial position or results of operations of the Company. See Note 8, Goodwill and Other Intangible Assets, for further disclosure.

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in Opinion No. 30). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. This statement was adopted effective January 1, 2002 and has had no material impact on the financial position or results of operations of the Company.

     In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred and can be measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is expected to have no material impact on the financial position or results of operations of the Company.

     SFAS No. 147, “Acquisitions of Certain Financial Institutions,” removes acquisitions of financial institutions, with the exception of transactions between two or more mutual enterprises, from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying Accounting Principles Board Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, these intangible assets must be evaluated for impairment just like other long-lived assets as required by SFAS No. 144. This statement was adopted effective October 1, 2002 and has had no material impact on the financial position or results of operations of the Company.

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. The interpretation also clarifies the requirement of the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of this interpretation are effective for financial statements of interim and annual periods ending after December 15, 2002. The adoption of FIN No. 45 is expected to have no material impact on the financial position or results of operations of the Company.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company, with the exception of the Bank’s credit life insurance subsidiary, files a consolidated federal income tax return.

Other

     Trust income is recorded on the cash basis as received, which results in an amount that does not differ materially from the amount that would be recorded under the accrual basis.

(2) BUSINESS COMBINATIONS

     On August 31, 2000, First United Bancshares, Inc., a $2.7 billion bank holding company headquartered in El Dorado, Arkansas, merged with and into the Company. Pursuant to the merger, First United Bancshares’ subsidiary banks and trust company merged into the Bank. Each share of stock of First United Bancshares was converted into 1.125 shares of the Company’s common stock, which resulted in the Company issuing a total of 28,489,225 shares of common stock to the former First United Bancshares shareholders. This transaction was accounted for as a pooling of interests and the Company’s financial statements for all periods presented include the consolidated accounts of First United Bancshares.

     On October 10, 2000, the Pittman Insurance Agency and the Kilgore, Seay and Turner Insurance Agency, each based in Jackson, Mississippi, merged with and into BancorpSouth Insurance Services, Inc., a subsidiary of the Bank. Consideration given to complete these transactions consisted of an aggregate of cash in the amount of $3,065,000 and 95,000 shares of the Company’s common stock. These transactions were accounted for as purchases and, accordingly, their results of operations have been included since the date of acquisition. These acquisitions were not material to the results of operations of the Company.

     On October 31, 2000, Texarkana First Financial Corporation, a $218 million savings and loan holding company headquartered in Texarkana, Arkansas, merged with and into the Company. Pursuant to the merger, Texarkana First Financial Corporation’s subsidiary, First Federal Savings and Loan Association of Texarkana, merged into the Bank. Consideration paid to complete this transaction consisted of cash in the aggregate amount of $37,500,000. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the results of operations of the Company.

     On February 28, 2002, Pinnacle Bancshares, Inc., a $130 million bank holding company headquartered in Little Rock, Arkansas, merged with and into the Company. Pursuant to the merger, Pinnacle Bancshare’s subsidiary, Pinnacle Bank, merged into the Bank. Consideration paid to complete this transaction consisted of 554,602 shares of common stock in addition to cash paid to the Pinnacle shareholders in the aggregate amount of $9,524,000. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the results of operations of the Company.

     On May 3, 2002, certain assets of First Land and Investment Company were purchased by the Company. Consideration paid to complete this transaction consisted of 45,024 shares of the Company’s common stock. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the results of operations of the Company.

(3) HELD-TO-MATURITY SECURITIES

     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2002 and 2001 follows:

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury	$28,406	$1,008	$—	$29,414
U.S. Government agencies and corporations	895,681	38,009	15	933,675
Obligations of states and political subdivisions	199,975	7,996	273	207,698
Other	69,313	3,482	348	72,447

Total	$1,193,375	$50,495	$636	$1,243,234

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury	$23,034	$990	$—	$24,024
U.S. Government agencies and corporations	798,887	32,528	143	831,272
Obligations of states and political subdivisions	213,497	4,781	953	217,325
Other	75,045	1,011	344	75,712

Total	$1,110,463	$39,310	$1,440	$1,148,333

     Gross gains of $310,000 and gross losses of $129,000 were recognized in 2002, gross gains of $767,000 and gross losses of $29,000 were recognized in 2001 and gross gains of $33,000 and gross losses of $172,000 were recognized in 2000 on held-to-maturity securities. Except for the following, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 2002 amounts is a gross loss of $44,000 related to the sale of a held-to-maturity security with an amortized cost of $5,322,000. This security was sold because of deterioration in the issuer’s creditworthiness. Included in the 2001 amounts is a gross gain of $218,000 related to the sale of held-to-maturity securities with amortized cost of $45,682,000. These securities were sold because the actual maturity date was within 90 days of the sale date.

     Held-to-maturity securities with a carrying value of approximately $806,000,000 at December 31, 2002 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2002 were securities with a carrying value of $138.0 million issued by the State of Mississippi and securities with a carrying value of $24.9 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2002

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$160,613	$163,644
Due after one year through five years	758,379	785,758
Due after five years through ten years	209,288	226,390
Due after ten years	65,095	67,442

Total	$1,193,375	$1,243,234

(4) AVAILABLE-FOR-SALE SECURITIES

     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2002 and 2001 follows:

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury	$299	$33	$—	$332
U.S. Government agencies and corporations	1,325,432	52,179	103	1,377,508
Obligations of states and political subdivisions	178,036	6,461	244	184,253
Preferred stock	47,343	217	291	47,269
Other	29,757	3,126	73	32,810

Total	$1,580,867	$62,016	$711	$1,642,172

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury	$7,296	$87	$—	$7,383
U.S. Government agencies and corporations	785,589	36,453	435	821,607
Obligations of states and political subdivisions	177,283	2,360	1,836	177,807
Preferred stock	42,343	195	26	42,512
Other	31,255	2,704	77	33,882

Total	$1,043,766	$41,799	$2,374	$1,083,191

     Gross gains of $5,448,000 and gross losses of $143,000 were recognized in 2002, gross gains of $10,856,000 and gross losses of $923,000 were recognized in 2001 and gross gains of $549,000 and gross losses of $16,042,000 were recognized in 2000 on available-for-sale securities.

     Available-for-sale securities with a carrying value of approximately $901,000,000 at December 31, 2002 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2002, were securities with a carrying value of $73.6 million issued by the State of Mississippi and securities with a carrying value of $82.9 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years unless they have a repricing feature.

	2002

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$127,180	$128,959
Due after one year through five years	1,060,860	1,107,380
Due after five years through ten years	192,623	202,629
Due after ten years	200,204	203,204

Total	$1,580,867	$1,642,172

(5) LOANS

     A summary of loans classified by collateral type at December 31, 2002 and 2001 follows:

	2002	2001

	(In thousands)
Commercial and agricultural	$716,891	$691,463
Consumer and installment	727,083	865,188
Real estate mortgage	4,650,455	4,248,467
Lease financing	311,769	291,116
Other	29,070	30,811

Total	$6,435,268	$6,127,045

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans was $10,514,000 and $10,825,000 at December 31, 2002 and 2001, respectively. Restructured loans totaled $20,000 and $40,000 at December 31, 2002 and 2001, respectively.

     The total amount of interest earned on non-performing loans was approximately $274,000, $493,000 and $263,000 in 2002, 2001 and 2000, respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $936,000, $1,402,000 and $878,000 in 2002, 2001 and 2000, respectively.

     Loans considered impaired, under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” are loans which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2002 and 2001 was $18,871,000 and $17,578,000, respectively, with a valuation allowance of $7,095,000 and $6,546,000, respectively. The average recorded investment in impaired loans during 2002 and 2001 was $19,408,000 and $19,065,000, respectively.

(6) ALLOWANCE FOR CREDIT LOSSES

     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$83,150	$81,730	$74,232
Provision charged to expense	29,411	22,259	26,166
Recoveries	3,461	4,050	4,972
Loans charged off	(29,376)	(24,889)	(24,606)
Acquisitions	1,229	—	966

Balance at end of year	$87,875	$83,150	$81,730

(7) PREMISES AND EQUIPMENT

     A summary by asset classification at December 31, 2002 and 2001 follows:

	Estimated
	Useful Life
	Years	2002	2001

	(In thousands)
Land	N/A	$35,274	$33,447
Buildings and improvements	20-50	164,210	158,952
Leasehold improvements	10-20	5,811	6,007
Equipment, furniture and fixtures	3-12	176,428	159,279
Construction in progress	N/A	11,328	12,710

Subtotal		393,051	370,395
Accumulated depreciation and amortization		182,868	158,819

Premises and equipment, net		$210,183	$211,576

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001:

	2002

		General
	Community	Corporate
	Banking	and Other	Total

	(In thousands)
Balance as of January 1, 2002	$27,495	$39	$27,534
Goodwill reclassified as other identifiable intangible	(3,177)	—	(3,177)
Goodwill acquired during the year	8,105	—	8,105

Balance as of December 31, 2002	$32,423	$39	$32,462

	2001

		General
	Community	Corporate
	Banking	and Other	Total

	(In thousands)
Balance as of January 1, 2001	$30,376	$39	$30,415
Amortization of goodwill	(3,013)	—	(3,013)
Adjustment to goodwill	132	—	132

Balance as of December 31, 2001	$27,495	$39	$27,534

     The following table presents information regarding the components of the Company’s identifiable intangible assets for the years ended December 31, 2002 and 2001:

	Year ended		Year ended
	December 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,549	$4,192	$9,299	$2,689
Customer lists	4,877	601	4,904	321
Mortgage servicing rights	77,615	29,164	64,852	20,532

Total	$94,041	$33,957	$79,055	$23,542

	Year ended
	December 31,

	2002	2001

	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$1,503	$453
Customer lists	280	279
Mortgage servicing rights	8,632	6,627

Total	$10,415	$7,359

	Core Deposit	Customer	Mortgage
	Intangible	Lists	Servicing Rights	Total

	(In thousands)
Estimated amortization expense:
For the year ended December 31, 2003	$1,372	$280	$5,500	$7,152
For the year ended December 31, 2004	1,280	280	5,200	6,760
For the year ended December 31, 2005	1,197	280	5,000	6,477
For the year ended December 31, 2006	1,113	280	4,700	6,093
For the year ended December 31, 2007	851	280	4,500	5,631

     The following table provides the transitional disclosures required under SFAS No. 142 for the Company’s goodwill and other intangible assets:

	For the year ended December 31

	2002	2001	2000

	(In thousands, except per share amounts)
Reported net income	$112,018	$98,463	$74,396
Add back: Goodwill amortization	—	3,013	3,244

Adjusted net income	$112,018	$101,476	$77,640

Basic earnings per share:
Reported net income	$1.40	$1.19	$0.88
Goodwill amortization	—	0.04	0.04

Adjusted net income	$1.40	$1.23	$0.92

Diluted earnings per share:
Reported net income	$1.39	$1.19	$0.88
Goodwill amortization	—	0.04	0.04

Adjusted net income	$1.39	$1.23	$0.92

(9) TIME DEPOSITS AND SHORT-TERM DEBT

     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1,818,159,000 and $1,415,351,000 were outstanding at December 31, 2002 and 2001, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $50,191,000, $75,015,000 and $77,077,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     For time deposits with a remaining maturity of more than one year at December 31, 2002, the aggregate amount of maturities for each of the following five years is presented in the following table:

Maturing in	Amount

(In thousands)
2004	$621,924
2005	203,207
2006	83,448
2007	226,017
2008	303
Thereafter	1,878

Total	$1,136,777

     Presented below is information relating to short-term debt for the years ended December 31, 2002 and 2001:

	End of Period		Daily Average		Maximum
					Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End

	(Dollars in thousands)
2002:
Federal funds purchased	$1,300	0.9%	$3,412	1.6%	$15,900
Flex-repos purchased	134,508	4.7%	141,882	5.6%	163,898
Securities sold under repurchase agreements	321,581	1.1%	309,012	1.5%	356,198
Short-term Federal Home Loan Bank advances	—	—	1,337	4.3%	4,000

Total	$457,389		$455,643		$539,996

2001:
Federal funds purchased	$—	—	$621	5.7%	$400
Flex-repos purchased	168,511	5.6%	186,841	5.7%	198,085
Securities sold under repurchase agreements	305,401	1.4%	313,299	3.5%	339,462

Total	$473,912		$500,761		$537,947

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2002, the Bank had established informal federal funds borrowing lines of credit aggregating $300,000,000.

(10) LONG-TERM DEBT

     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (“FHLB”) of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.

     At December 31, 2002, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount

		(In thousands)
2005	6.32%	$5,000
2008 and beyond	5.86% - 7.19%	134,757

Total		$139,757

(11) TRUST PREFERRED SECURITIES

     On January 28, 2002, BancorpSouth Capital Trust I (the “Trust”), a business trust which is treated as a subsidiary of the Company for financial reporting purposes, issued 5,000,000 shares of 8.15% trust preferred securities, $25 face value per share, due January 28, 2032 and callable at the option of the Company after January 28, 2007. Payment of distributions on the trust preferred securities is guaranteed by the Company, but only to the extent the Trust has funds legally and immediately available to make such distributions. The Trust invested the net proceeds of $121,062,500 in the 8.15% Junior Subordinated Debt Securities issued by the Company, which will mature on January 28, 2032. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust were used for general corporate purposes, including repurchase of shares of its outstanding common stock.

(12) INCOME TAXES

     Total income taxes for the years ended December 31, 2002, 2001 and 2000 are allocated as follows:

	2002	2001	2000

	(In thousands)
Income from continuing operations	$49,938	$47,340	$37,941
Shareholders’ equity for other comprehensive income	8,379	5,765	16,969
Shareholders’ equity for stock option plans	(1,895)	(314)	(510)

Total	$56,422	$52,791	$54,400

     The components of income tax expense (credit) attributable to continuing operations are as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

	(In thousands)
Current:
Federal	$46,916	$37,004	$35,790
State	3,006	6,884	3,984
Deferred:
Federal	14	2,911	(1,593)
State	2	541	(240)

Total	$49,938	$47,340	$37,941

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2002	2001	2000

	(In thousands)
Tax expense at statutory rates	$56,684	$51,031	$39,318
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,955	4,826	2,434
Tax-exempt interest revenue	(7,625)	(6,606)	(7,284)
Non-deductible merger expenses	—	—	2,050
Other, net	(1,076)	(1,911)	1,423

Total	$49,938	$47,340	$37,941

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$38,515	$34,447
Accrued liabilities, principally due to compensation arrangements and vacation accruals	8,291	7,010
Net operating loss carryforwards	489	559

Total gross deferred tax assets	47,295	42,016
Less: valuation allowance	—	—

Deferred tax assets	$47,295	$42,016

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$34,559	$28,661
Other assets, principally due to expense recognition	3,783	1,247
Investments, principally due to interest income recognition	5,302	4,129
Capitalization of mortgage servicing rights	5,296	9,513
Unrealized gains on available-for-sale securities	23,397	15,018

Total gross deferred tax liabilities	72,337	58,568

Net deferred tax liabilities	$(25,042)	$(16,552)

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2002.

     At December 31, 2002, the Company has net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,278,000 that are available to offset future federal taxable income, subject to various limitations, through 2009.

(13) PENSION AND PROFIT SHARING PLANS

     The Company maintains a noncontributory defined benefit pension plan managed by a trustee covering substantially all full-time employees who have at least one year of service and have attained the age of 21. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to contribute to the pension plan the amount that meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the pension cost included in current income and the funded amount is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.

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

     A summary of the defined benefit retirement plans at and for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$55,100	$49,371	$38,808
Service cost	3,865	3,220	1,998
Interest cost	3,977	3,516	3,096
Amendments	—	1,420	779
Actuarial loss	5,356	825	6,828
Benefits paid	(5,166)	(3,252)	(2,138)

Projected benefit obligation at end of year	$63,132	$55,100	$49,371

Change in plan assets:
Fair value of plan assets at beginning of year	$42,651	$45,609	$48,095
Actual return on assets	(2,453)	294	(348)
Employer contributions	7,145	—	—
Benefits paid	(5,166)	(3,252)	(2,138)

Fair value of plan assets at end of year	$42,177	$42,651	$45,609

Funded status:
Projected benefit obligation	$(63,132)	$(55,100)	$(49,371)
Fair value of plan assets	42,177	42,651	45,609
Unrecognized transition amount	220	238	254
Unrecognized prior service cost	3,120	3,319	2,016
Unrecognized loss	16,216	4,624	89

Net amount recognized	$(1,399)	$(4,268)	$(1,403)

Components of net periodic pension cost:
Service cost	$3,865	$3,220	$1,998
Interest cost	3,977	3,516	3,096
Expected return on assets	(3,882)	(4,045)	(3,289)
Amortization of unrecognized transition amount	17	17	16
Recognized prior service cost	199	117	117
Recognized net (gain) loss	100	40	(745)

Net periodic pension cost	$4,276	$2,865	$1,193

     Plan assets consist primarily of listed bonds and commingled funds. The assumptions used for measuring net periodic pension cost for the years ended December 31, 2002, 2001 and 2000 are presented in the following table.

	2002	2001	2000

Discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected rate of return on plan assets	9.00%	9.00%	9.00%

     The Company has a deferred compensation plan (commonly referred to as a “401(k) Plan”), whereby employees may contribute a portion of their compensation, as defined in the 401(k) Plan, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. During 2002, the 401(k) Plan was amended to permit employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Plan expense for the years ended December 31, 2002, 2001 and 2000 was $4,733,000, $4,191,000 and $3,507,000, respectively.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Securities

     The carrying amounts for short-term securities approximate fair value because of their short-term maturity (90 days or less) and present no unexpected credit risk. The fair value of most longer-term securities is estimated based on market prices or dealer quotes. See Note 3, Held-to-Maturity Securities, and Note 4, Available-for-Sale Securities, for fair values.

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

     Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. Management has made estimates of fair value discount rates that are believed to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. New loan rates were used as the discount rate on new loans of the same type, credit quality and maturity.

Deposit Liabilities

     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2002 and 2001. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Debt

     The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities.

Derivative Instruments

     The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. The fair value of these derivative instruments is based on observable market price. See Note 22, Commitments and Contingent Liabilities, for additional fair value information regarding these instruments.

Lending Commitments

     The Company’s lending commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time; therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements. See Note 22, Commitments and Contingent Liabilities, for additional information regarding lending commitments.

     The following table presents carrying and fair value information at December 31, 2002 and 2001:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
Assets:
Cash and due from banks	$356,976	$356,976	$341,513	$341,513
Interest bearing deposits with other banks	5,007	5,007	$18,030	18,030
Held-to-maturity securities	1,193,375	1,243,234	1,110,463	1,148,333
Available-for-sales securities	1,642,172	1,642,172	1,083,191	1,083,191
Federal funds sold and securities purchased under agreement to resell	139,508	139,508	343,511	343,511
Loans, net of unearned discount	6,389,385	6,511,829	6,073,200	6,191,528
Mortgages held for sale	57,804	58,782	65,537	65,537

Liabilities:
Noninterest bearing deposits	1,183,127	1,183,127	1,108,499	1,108,499
Savings and interest bearing deposits	3,280,723	3,280,723	3,069,380	3,069,380
Other time deposits	4,085,068	4,154,200	3,678,961	3,740,105
Federal funds purchased and securities sold under repurchase agreements	457,389	457,389	473,912	473,912
Long-term debt and other borrowings	265,849	282,854	143,267	142,084

Derivative instruments:
Forward commitments	(1,400)	(1,400)	1,500	1,500
Commitments to fund	$1,100	$1,100	$(69)	$(69)

(15) STOCK INCENTIVE AND STOCK OPTION PLANS

     In 1995, the Company issued 60,000 shares of common stock to a key employee. The shares vested over a 10-year period subject to the Company meeting certain performance goals. This employee terminated his employment with the Company during 2002. The Company retired the 18,000 unearned shares in 2002 and there was no compensation expense associated with this award in 2002. The compensation expense associated with this award was $51,600 for 2001 and 2000.

     In 1998, the Company issued 70,000 shares of common stock to a key employee and, in 2002, an additional 56,000 shares were issued. The remaining shares vest over a 5-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 70,000 at December 31, 2002. The compensation expense associated with this award was $305,800 for each of the years in the three-year period ended December 31, 2002.

     In 2000, the Company issued 100,000 shares of common stock to a key employee. The remaining shares vest over a 3-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 60,000 at December 31, 2002. The compensation expense associated with this award was $292,500 for each of the years in the three-year period ended December 31, 2002.

     In 2002, the Company issued 28,000 shares of common stock to key employees. The shares vest over a three-year period subject to attainment of certain performance goals by the employees. The unearned shares are held in escrow and totaled 28,000 at December 31, 2002.

     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1990, 1994 and 1995 stock incentive plans. The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 2002, the Company had outstanding 277,009 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded compensation expense of $1,329,000 and $1,903,000 in 2002 and 2001, respectively, and a reduction in compensation expense of $1,844,000 in 2000, related to the SARs because of the changes in market value of the Company’s common stock.

     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of common stock.

     A summary of the status of the Company’s stock options outstanding as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,758,534	$14.51	2,509,102	$14.08	2,194,934	$13.74
Granted	534,221	16.85	400,000	15.48	539,298	13.01
Exercised	(567,900)	10.06	(127,606)	9.31	(196,530)	6.71
Expired or cancelled	(61,418)	16.67	(22,962)	14.67	(28,600)	19.10

Outstanding at end of year	2,663,437	$15.88	2,758,534	$14.51	2,509,102	$14.08

Exercisable at end of year	1,905,713		2,043,197		1,873,802

     For options granted in 2002, 2001 and 2000, the weighted-average fair values as of the grant date were $4.40, $3.44 and $2.64, respectively.

     The following table summarizes information about stock options at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$6.30 to $9.38	206,382	1.6	$8.43	206,382	$8.43
$11.06 to $14.98	827,533	5.5	12.73	718,376	12.68
$15.06 to $17.69	767,654	7.4	16.41	544,087	16.79
$19.18 to $22.50	861,868	7.6	20.21	436,868	20.96

$6.30 to $22.50	2,663,437	6.4	$15.88	1,905,713	$15.29

(16) EARNINGS PER SHARE AND DIVIDEND DATA

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000:

	2002			2001			2000

	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$112,018	79,926	$1.40	$98,463	82,539	$1.19	$74,396	84,474	$0.88

Effect of dilutive stock options	—	555		—	440		—	337

Diluted EPS:
Income available to common shareholders plus assumed exercise	$112,018	80,481	$1.39	$98,463	82,979	$1.19	$74,396	84,811	$0.88

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2002, the Bank could have paid dividends to the Company of $291,000,000 under current regulatory guidelines.

(17) OTHER COMPREHENSIVE INCOME

     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2002, 2001 and 2000:

	2002			2001			2000

	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount

	(In thousands)
Unrealized gains on securities:
Unrealized gains (losses) arising during holding period	$27,184	$(10,409)	$16,775	$24,739	$(9,564)	$15,175	$30,827	$(11,042)	$19,785
Reclassification adjustment for net losses (gains) realized in net income	(5,304)	2,030	(3,274)	(9,933)	3,799	(6,134)	15,493	(5,927)	9,566

Other comprehensive income (loss)	$21,880	$(8,379)	$13,501	$14,806	$(5,765)	$9,041	$46,320	$(16,969)	$29,351

(18) RELATED PARTY TRANSACTIONS

     The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates. In management’s opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any other unfavorable features. An analysis of such outstanding loans is as follows:

(In thousands)	Amount

Loans outstanding at December 31, 2001	$24,742
New loans	17,521
Repayments	(13,621)
Changes in directors and executive officers	(765)

Loans outstanding at December 31, 2002	$27,877

(19) CAPITALIZED MORTGAGE SERVICING RIGHTS

     Originated mortgage servicing rights (“OMSRs”), as well as purchased mortgage servicing rights (“PMSRs”), are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. PMSRs and OMSRs are being amortized in proportion to, and over the period of, the estimated net servicing income. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly value impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate, note term and loan type based on 1) loan guarantee (i.e., conventional or government), and 2) interest characteristic (i.e., fixed-rate or adjustable-rate). In measuring impairment, the carrying amount is based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

     The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$44,320	$37,175	$35,267
Mortgage servicing rights capitalized	13,316	13,772	7,333
Mortgage servicing rights sold	(553)	—	—
Amortization expense	(8,632)	(6,627)	(5,425)

Balance at end of year	48,451	44,320	37,175
Valuation allowance	(23,197)	(7,095)	(2,392)

Fair value at end of year	$25,254	$37,225	$34,783

(20) REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve (“FRB”) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of a least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 3% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2002 and 2001, respectively, as set forth in the following table:

	2002		2001

	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier I Capital (to Risk-Weighted Assets)	$848,246	11.92%	$743,261	10.70%
Total Capital (to Risk-Weighted Assets)	936,975	13.16	827,459	11.91
Tier I Leverage Capital (to Average Assets)	848,246	8.41	743,261	7.94

(21) SEGMENTS

     The Company’s principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, personal finance lending and other activities not allocated to community banking.

     Results of operations and selected financial information by operating segment for the three years ended December 31, 2002, 2001 and 2000 are presented below:

		General
	Community	Corporate
	Banking	and Other	Total

	(In thousands)
2002
Results of Operations
Net interest revenue	$313,543	$57,983	$371,526
Provision for credit losses	25,500	3,911	29,411

Net interest income after provision for credit losses	288,043	54,072	342,115
Other revenue	80,398	51,841	132,239
Other expense	246,334	66,064	312,398

Income before income taxes	122,107	39,849	161,956
Income taxes	37,651	12,287	49,938

Net income	$84,456	$27,562	$112,018

Selected Financial Information
Total assets	$9,277,374	$911,873	$10,189,247
Depreciation & amortization	24,765	1,763	26,528

2001
Results of Operations
Net interest revenue	$278,196	$51,186	$329,382
Provision for credit losses	18,998	3,261	22,259

Net interest income after provision for credit losses	259,198	47,925	307,123
Other revenue	74,373	59,620	133,993
Other expense	234,839	60,474	295,313

Income before income taxes	98,732	47,071	145,803
Income taxes	32,057	15,283	47,340

Net income	$66,675	$31,788	$98,463

Selected Financial Information
Total assets	$8,551,441	$843,988	$9,395,429
Depreciation & amortization	25,506	1,822	27,328

2000
Results of Operations
Net interest revenue	$271,722	$50,553	$322,275
Provision for credit losses	24,379	1,787	26,166

Net interest income after provision for credit losses	247,343	48,766	296,109
Other revenue	42,817	47,638	90,455
Other expense	224,374	49,853	274,227

Income before income taxes	65,786	46,551	112,337
Income taxes	22,219	15,722	37,941

Net Income	$43,567	$30,829	$74,396

Selected Financial Information
Total assets	$8,225,415	$818,619	$9,044,034
Depreciation & amortization	20,844	1,853	22,697

(22) COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     Rent expense was approximately $4,592,000 for 2002, $4,599,000 for 2001 and $4,793,000 for 2000. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

(In thousands)	Amount

2003	$3,569
2004	3,114
2005	2,063
2006	1,312
2007	824
Thereafter	2,905

Total future minimum lease payments	$13,787

Mortgage Loans Serviced for Others

     The Company services mortgage loans for others which are not included in the accompanying financial statements. Included in the $2.8 billion of loans serviced for investors at December 31, 2002 is approximately $2.4 million of primary recourse servicing where the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Forward Contracts

     Forward contracts are agreements to purchase or sell securities at a specified future date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2002 and 2001, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2002, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $122.0 million with a carrying value and fair value reflecting a loss of $1.4 million. At December 31, 2001, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $81.2 million with a carrying value and fair value of $1.5 million. At December 31, 2002, the notional amount of commitments to fund individual fixed-rate mortgage loans was $75.9 million with a carrying value and fair value of $1.1 million. At December 31, 2001, the notional amount of commitments to fund individual fixed-rate mortgage loans was $45.7 million with a carrying value and fair value reflecting an unrealized loss of $69,000. The forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Lending Commitments

     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2002, these included approximately $65 million for letters of credit and approximately $1.3 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. No significant credit losses are expected from these commitments and arrangements.

Litigation

     In some states in which the Company operates, and particularly in Mississippi, there has been a significant increase in litigation against financial services companies in connection with lending, insurance and other financial transactions during the year ended December 31, 2002. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or which were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. There have been several cases involving such claims tried against other companies in the Company’s market area that have resulted in large awards of actual and punitive damages for individual claimants, but it is not clear whether such large awards will be upheld on appeal. Some companies have engaged in settlements of such cases rather than face the risk and uncertainty of such awards.

     Cases of this type have been filed against some of the Company’s subsidiaries. Such claims are now being asserted by several hundred individuals in an increasing number of cases filed in several different counties in Mississippi in which individuals have received large jury awards against other companies. Since attorneys have actively advertised for such claimants, and since some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings, the number of cases filed and the number of individuals asserting such claims will in all probability continue to increase.

     During the fourth quarter of 2002, the Company entered into two pending settlements with a total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contain arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents do not contain arbitration agreements. The Company does not have accurate numbers of the number of claimants or whether or not they have arbitration agreements, and is not currently able to determine the actual amount that will be required to settle these lawsuits. The Company did, however, accrue $3.2 million during the fourth quarter of 2002, which the Company believes is the maximum possible amount needed to settle the claims covered in the settlements.

     As to similar claims, whether presently pending or that may be brought in the future, it is not currently possible to quantify the potential exposure presented by these claims or determine whether these claims will ultimately have a material adverse effect on the financial condition of the Company. The Company’s inability to determine its exposure at this time is based on a number of reasons, which include but are not limited to the following: some of the cases have only been recently filed, the facts vary from case to case and are usually disputed, some of the principles of law that apply to these cases are not clearly delineated, existing law provides juries little specific guidance to determine the amounts of actual and punitive damages they may award and/or to judges in reviewing those awards, and the amounts of jury awards differ from county to county and case to case. Future legislation and court decisions may also limit or affect the amount of damages that can be recovered in such cases; however, the Company cannot predict the course of any such legislation or court decisions or the effect that they may have with respect to litigation directed toward the Company and its subsidiaries.

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

Restricted Cash Balance

     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $71,948,000 were maintained to satisfy Federal regulatory requirements at December 31, 2002.

(23) CONDENSED PARENT COMPANY INFORMATION

     The following condensed financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:

Condensed Balance Sheets	December 31

	2002	2001

	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$26,266	$28,184
Investment in subsidiaries	905,787	782,718
Other assets	21,558	11,340

Total assets	$953,611	$822,242

Liabilities and shareholders’ equity:
Total liabilities	$145,788	$16,839
Shareholders’ equity	807,823	805,403

Total liabilities and shareholders’ equity	$953,611	$822,242

Condensed Statements of Income	Years Ended December 31

	2002	2001	2000

	(In thousands)
Dividends from subsidiaries	$141,291	$97,500	$62,600
Other operating income	56	334	3,142

Total income	141,347	97,834	65,742
Operating expenses	13,937	4,661	12,623

Income before tax benefit and equity in undistributed earnings	127,410	93,173	53,119
Income tax benefit	7,007	1,510	1,383

Income before equity in undistributed earnings of subsidiaries	134,417	94,683	54,502
Equity in undistributed earnings of subsidiaries	(22,399)	3,780	19,894

Net income	$112,018	$98,463	$74,396

Condensed Statements of Cash Flows	Years Ended December 31

	2002	2001	2000

	(In thousands)
Operating activities:
Net income	$112,018	$98,463	$74,396
Adjustments to reconcile net income to net cash provided by operating activities	(98,783)	(1,973)	(45,614)

Net cash provided by operating activities	13,235	96,490	28,782
Net cash used in financing activities	(15,153)	(91,832)	(51,340)

Increase (decrease) in cash and cash equivalents	(1,918)	4,658	(22,558)
Cash and cash equivalents at beginning of year	28,184	23,526	46,084

Cash and cash equivalents at end of year	$26,266	$28,184	$23,526

Item 9. – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with the Company’s independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10. – Directors and Executive Officers of the Registrant

     Information concerning the directors and nominees of the Company appears under the captions “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders, and is incorporated herein by reference.

Executive Officers of Registrant

     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Name	Offices Held	Age

Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	60

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	53

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier, BancorpSouth Bank	58

Harry R. Baxter	Executive Vice President of the Company and Vice Chairman and Director of Marketing of BancorpSouth Bank	58

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	58

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	48

Michael L. Sappington	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	53

Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank	55

Cathy M. Robertson	Executive Vice President of the Company and BancorpSouth Bank	48

Cathy S. Freeman	First Vice President and Corporate Secretary of the Company and BancorpSouth Bank	37

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

     Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company since the August 31, 2000 merger of First United Bancshares, Inc. with the Company. Prior to the merger, he served as Chairman of the Board, President and Chief Executive Officer of First United Bancshares, Inc. for at least three years prior to the merger. First United Bancshares, Inc. was a $2.7 billion bank holding company headquartered in El Dorado, Arkansas at the time of its merger with the Company.

     Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

     Mr. Baxter has served as Executive Vice President of the Company and Vice Chairman and Director of Marketing of the Bank for at least the past five years.

     Mr. Harder has served as Executive Vice President, Audit and Loan Review of the Bank for at least the past five years. He has also served as Executive Vice President of the Company during this same period.

     Mr. Threadgill had served as Southern Mississippi Region President of BancorpSouth Bank for at least four years prior to April 2002 when he was named Vice Chairman of BancorpSouth Bank and Executive Vice President of the Company.

     Mr. Sappington has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.

     Mr. Cowsert has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank for at least the past five years.

     Mrs. Robertson has served as Senior Vice President and Executive Vice President of the Bank for at least the past five years. She has also served as Executive Vice President of the Company during this same period.

     Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank for at least the past five years.

Audit Committee Financial Exert

     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Audit Committee Financial Expert” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders to be held during 2003, and is incorporated herein by reference.

Code of Ethics

     The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other financial reporting personnel. A copy of the code of ethics is available on our website at www.bancorpsouth.com.

Item 11. – Executive Compensation

     Information concerning the remuneration of executive officers of the Company appears under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption “Compensation of Directors” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders, and is incorporated herein by reference.

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders, and is incorporated herein by reference.

     Information concerning the Company’s equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders, and is incorporated herein by reference.

Item 13. – Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders, and is incorporated herein by reference.

Item 14. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company, with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Report. Based upon, and as of the date of, that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company’s Chief Executive Officer and Chief Financial Officer.

Item 15. – Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

1.	Consolidated Financial Statements: See “Item 8. – Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(h)	Junior Subordinated Debt Security Specimen. (8)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
(10)	(a)	1998 Director Stock Plan. (2)(19)
	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(19)
	(c)	1990 Stock Incentive Plan. (10)(19)
	(d)	1994 Stock Incentive Plan. (11)(19)
	(e)	1998 Stock Option Plan. (12)(19)
	(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(19)
	(g)	BancorpSouth, Inc. Restoration Plan.*
	(h)	BancorpSouth, Inc. Deferred Compensation Plan.*
	(i)	Home Office Incentive Plan.*
	(j)	Dividend Reinvestment Plan. (13)
	(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(19)
	(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(19)
	(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(19)
	(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(19)
	(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(19)
	(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(19)
(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Accountants.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.
(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to the registration statement on Form S-4 filed on February 23, 1999 (file number 333-28081) and incorporated by reference thereto.
(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.
(19)	Compensatory plans or arrangements.

*	Filed herewith

(b)	Reports on Form 8-K:

No report on Form 8-K was filed during the quarter ended December 31, 2002 (excluding a current report on Form 8-K furnished on November 6, 2002 reporting information under “Item 9. Regulation FD Disclosures”).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: March 26, 2003	By:	/s/Aubrey B. Patterson

Aubrey B. Patterson Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2003

/s/L. Nash Allen, Jr. L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

Shed H. Davis	Director	March 26, 2003

/s/Hassell H. Franklin Hassell H. Franklin	Director	March 26, 2003

/s/W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	March 26, 2003

/s/James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	March 26, 2003

/s/Larry G. Kirk Larry G. Kirk	Director	March 26, 2003

/s/Turner O. Lashlee Turner O. Lashlee	Director	March 26, 2003

/s/R. Madison Murphy R. Madison Murphy	Director	March 26, 2003

/s/Robert C. Nolan Robert C. Nolan	Director	March 26, 2003

/s/W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	March 26, 2003

/s/Alan W. Perry Alan W. Perry	Director	March 26, 2003

/s/Travis E. Staub Travis E. Staub	Director	March 26, 2003

CERTIFICATION

I, Aubrey B. Patterson, certify that:

1.      I have reviewed this annual report on Form 10-K of BancorpSouth, Inc.;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	By:	/s/ Aubrey B. Patterson

Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, L. Nash Allen, Jr., certify that:

1.      I have reviewed this annual report on Form 10-K of BancorpSouth, Inc.;

2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	By:	/s/ L. Nash Allen, Jr.

L. Nash Allen, Jr. Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(h)	Junior Subordinated Debt Security Specimen. (8)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
(10)	(a)	1998 Director Stock Plan. (2)(19)
	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(19)
	(c)	1990 Stock Incentive Plan. (10)(19)
	(d)	1994 Stock Incentive Plan. (11)(19)
	(e)	1998 Stock Option Plan. (12)(19)
	(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(19)
	(g)	BancorpSouth, Inc. Restoration Plan.*
	(h)	BancorpSouth, Inc. Deferred Compensation Plan.*
	(i)	Home Office Incentive Plan.*
	(j)	Dividend Reinvestment Plan. (13)
	(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(19)
	(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(19)
	(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(19)
	(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(19)
	(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(19)
	(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(19)
(11)		Statement re computation of per share earnings.*
(21)		Subsidiaries of the Registrant.*
(23)		Consent of Independent Accountants.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.
(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to the registration statement on Form S-4 filed on February 23, 1999 (file number 333-28081) and incorporated by reference thereto.
(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.
(19)	Compensatory plans or arrangements.

*	Filed herewith