Form 10-Q
period 2003-03-31
BANCORPSOUTH INC
filed 2003-05-12
CIK 701853

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

As of May 9, 2003, the Registrant had outstanding 77,432,382 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan” or similar expressions. These forward-looking statements include, without limitation, those relating to BancorpSouth’s liquidity, earnings per share, allowance for credit losses, net interest revenue, mortgage servicing asset, life insurance premium revenue, loan volume, deposits, net interest margin, potential acquisitions, litigation contingencies, student loans, goodwill, stock repurchase programs, capital resources, off-balance sheet entities or arrangements and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of BancorpSouth to effectively service loans, ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, competition from other financial services companies, market conditions as they affect the ability of BancorpSouth to repurchase shares of its common stock, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	March 31, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$351,278	$356,976
Interest bearing deposits with other banks	26,305	5,007
Held-to-maturity securities, at amortized cost	1,864,519	1,193,375
Available-for-sale securities, at fair value	1,069,325	1,642,172
Federal funds sold and securities purchased under agreement to resell	303,735	139,508
Loans	6,305,533	6,435,268
Less: Unearned discount	41,948	45,883
Allowance for credit losses	89,600	87,875
Net loans	6,173,985	6,301,510
Mortgages held for sale	60,283	57,804
Premises and equipment, net	210,789	210,183
Other assets	274,790	282,712
TOTAL ASSETS	$10,335,009	$10,189,247
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,214,216	$1,183,127
Interest bearing	2,489,120	2,455,821
Savings	819,430	824,902
Time	4,166,585	4,085,068
Total deposits	8,689,351	8,548,918
Federal funds purchased and securities sold under repurchase agreements	446,932	457,389
Guaranteed preferred beneficial interests in junior subordinated debt securities	125,000	125,000
Long-term debt	139,450	139,757
Other liabilities	113,666	110,360
TOTAL LIABILITIES	9,514,399	9,381,424
SHAREHOLDERS' EQUITY
Common stock	193,319	194,202
Capital surplus	21,115	20,773
Accumulated other comprehensive income	30,677	37,744
Retained earnings	575,499	555,104
TOTAL SHAREHOLDERS' EQUITY	820,610	807,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,335,009	$10,189,247
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended March 31,
	2003	2002
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$104,546	$112,430
Deposits with other banks	84	55
Interest on federal funds sold and securities purchased under agreement to resell	2,307	3,308
Held-to-maturity securities:
Taxable	13,602	13,938
Tax-exempt	2,216	2,491
Available-for-sale securities:
Taxable	12,127	14,256
Tax-exempt	2,094	2,157
Mortgages held for sale	706	912
Total interest revenue	137,682	149,547
INTEREST EXPENSE:
Deposits	40,544	49,901
Interest on federal funds purchased and securities sold under agreement to repurchase	2,355	3,322
Other	4,639	3,895
Total interest expense	47,538	57,118
Net interest revenue	90,144	92,429
Provision for credit losses	6,522	6,760
Net interest revenue, after provision for
credit losses	83,622	85,669
OTHER REVENUE:
Mortgage lending	7,561	5,554
Trust income	1,486	1,917
Service charges	13,654	10,210
Life insurance income	961	1,127
Security gains (losses), net	13,556	(25)
Insurance commissions	6,387	5,668
Other	11,411	10,479
Total other revenue	55,016	34,930
OTHER EXPENSE:
Salaries and employee benefits	45,461	42,591
Net occupancy expense	5,580	5,254
Equipment expense	6,003	6,535
Telecommunications	1,860	1,925
Other	20,719	20,867
Total other expense	79,623	77,172
Income before income taxes	59,015	43,427
Income tax expense	19,867	14,029
Net income	$39,148	$29,398
Earnings per share: Basic	$0.51	$0.36
Diluted	$0.50	$0.36
Dividends declared per common share	$0.16	$0.15
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net cash provided by operating activities	$50,256	$51,072
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	129,319	65,372
Proceeds from calls and maturities of available-for-sale securities	155,407	93,322
Proceeds from sales of held-to-maturity securities	–	5,278
Proceeds from sales of available-for-sale securities	738,167	470
Purchases of held-to-maturity securities	(800,293)	(140,665)
Purchases of available-for-sale securities	(319,702)	(441,207)
Net (increase) decrease in short-term investments	(164,227)	65,458
Net (increase) decrease in loans	33,256	(219,037)
Proceeds from sale of student loans	89,895	82,354
Purchases of premises and equipment	(7,194)	(11,145)
Proceeds from sale of premises and equipment	2,530	4,743
Other, net	(8,178)	12,144
Net cash used by investing activities	(151,020)	(482,913)
Financing activities:
Net increase in deposits	140,433	318,291
Net decrease in short-term borrowings and other liabilities	(4,482)	(25,959)
Repayment of long-term debt	(307)	(13,788)
Issuance of junior subordinated debt	–	121,063
Common stock repurchased	(7,321)	(15,040)
Payment of cash dividends	(12,416)	(12,193)
Exercise of stock options	457	2,329
Net cash provided by financing activities	116,364	374,703
Increase (decrease) in cash and cash equivalents	15,600	(57,138)
Cash and cash equivalents at beginning of period	361,983	359,543
Cash and cash equivalents at end of period	$377,583	$302,405
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2002, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”) as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Mortgage Company, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation. BancorpSouth Capital Trust I (“the Trust”), a business trust, is treated as a subsidiary of the Company for financial reporting purposes (See “Note 6 – Trust Preferred Securities” to Consolidated Condensed Financial Statements).

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type as of the date indicated is detailed below:

	March 31,		December 31,
	2003	2002	2002
	(In thousands)
Commercial and agricultural	$706,747	$731,210	$716,891
Consumer and installment	610,082	768,499	727,083
Real estate mortgage:
1-4 Family	2,048,346	1,721,348	2,122,202
Other	2,612,103	2,717,032	2,528,253
Lease financing	299,440	290,010	311,769
Other	28,815	28,912	29,070
Total	$6,305,533	$6,257,011	$6,435,268

The following table presents information concerning non-performing loans as of the date indicated:

	March 31,	December 31,
	2003	2002
	(In thousands)
Non-accrual loans	$13,764	$10,514
Loans 90 days or more past due	26,458	26,454
Restructured loans	17	20
Total non-performing loans	$40,239	$36,988

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

	Three month periods ended March 31,		Year ended December 31,
	2003	2002	2002
	(In thousands)
Balance at beginning of period	$87,875	$83,150	$83,150
Provision charged to expense	6,522	6,760	29,411
Recoveries	963	934	3,461
Loans charged off	(5,760)	(6,933)	(29,376)
Acquisitions	–	1,229	1,229
Balance at end of period	$89,600	$85,140	$87,875

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three Months Ended March 31,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$39,148	77,426	$0.51	$29,398	81,108	$0.36
Effect of dilutive stock
options	–	431		–	572
Diluted EPS
Income available to common shareholders
plus assumed exercise	$39,148	77,857	$0.50	$29,398	81,680	$0.36

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended March 31,
	2003			2002
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$2,009	($768)	$1,241	($13,648)	$5,220	($8,428)
Less: Reclassification adjustment
for net (gains) losses realized in net income	(13,455)	5,147	(8,308)	(40)	15	(25)
Other comprehensive income (loss)	($11,446)	$4,379	($7,067)	($13,688)	$5,235	($8,453)
Net income			39,148			29,398
Comprehensive income			$32,081			$20,945

NOTE 6 - TRUST PREFERRED SECURITIES

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of December 31, 2002	$32,423	$39	$32,462
Goodwill reclassed as other identifiable intangible	–	–	–
Goodwill acquired during period	–	–	–
Balance as of March 31, 2003	$32,423	$39	$32,462

The following table presents information regarding the components of the Company’s identifiable intangible assets for the periods indicated:

	As of March 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,549	$4,569	$11,549	$4,192
Customer lists	4,881	671	4,877	601
Mortgage servicing rights (MSRs)	78,766	30,012	77,615	29,164
Total	$95,196	$35,252	$94,041	$33,957

	Three months ended March 31,
	2003	2002
Aggregate Amortization Expense for:	(In thousands)
Core deposit intangibles	$377	$306
Customer lists	70	69
Mortgage servicing rights (MSRs)	848	1,722
Total	$1,295	$2,097

At March 31, 2003 and December 31, 2002, aggregate impairment for MSRs was approximately $22,382,000 and approximately $23,197,000, respectively.

	Core Deposit Intangibles	Customer Lists	Mortgage Servicing Rights	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2003	$1,372	$280	$5,500	$7,152
For year ended December 31, 2004	1,280	280	5,200	6,760
For year ended December 31, 2005	1,197	280	5,000	6,477
For year ended December 31, 2006	1,113	280	4,700	6,093
For year ended December 31, 2007	851	280	4,500	5,631

NOTE 8 - STOCK BASED COMPENSATION

At March 31, 2003, the Company had three stock-based employee compensation plans, which are the 1990 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1998 Stock Option Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2003 and 2002.

		Three months ended March 31,
		2003	2002
		(In thousands, except per share amounts)
Net income, as reported		$39,148	$29,398
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects		(147)	(215)
Pro forma net income		$39,001	$29,183

Basic earnings per share:	As reported	$0.51	$0.36
	Pro forma	$0.50	$0.36

Diluted earnings per share:	As reported	$0.50	$0.36
	Pro forma	$0.50	$0.36

NOTE 9 - RECENT PRONOUNCEMENTS

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded when it is incurred and can be measured at fair value. The statement was adopted by the Company effective January 1, 2003 and has had no material impact on the financial position or results of operations of the Company.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies the requirement of the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation were adopted by the Company effective January 1, 2003. The disclosure requirements of this interpretation were adopted by the Company effective December 16, 2002. The adoption of FIN No. 45 has had no material impact on the financial position or results of operations of the Company.

NOTE 10 - BUSINESS COMBINATIONS

On February 28, 2002, Pinnacle Bancshares, Inc., a bank holding company with $130 million in assets headquartered in Little Rock, Arkansas, merged with and into the Company. Pursuant to the merger, Pinnacle Bancshares’ subsidiary, Pinnacle Bank, merged into the Bank. Consideration given to complete this transaction consisted of 554,602 shares of the Company’s common stock in addition to cash paid to Pinnacle shareholders in the aggregate amount of $9,524,000. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

On May 3, 2002, certain assets of First Land and Investment Company were purchased by the Company. Consideration paid to complete this transaction consisted of 45,024 shares of the Company’s common stock. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

NOTE 11 - SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2003 and 2002 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended March 31, 2003
Results of Operations
Net interest revenue	$76,643	$13,501	$90,144
Provision for credit losses	6,042	480	6,522
Net interest revenue after provision for credit losses	70,601	13,021	83,622
Other revenue	35,185	19,831	55,016
Other expense	61,794	17,829	79,623
Income before income taxes	43,992	15,023	59,015
Income taxes	14,810	5,057	19,867
Net income	$29,182	$9,966	$39,148
Selected Financial Information
Identifiable assets (at end of period)	$9,539,933	$795,076	$10,335,009
Depreciation & amortization	6,073	456	6,529
Three Months Ended March 31, 2002
Results of Operations
Net interest revenue	$76,638	$15,791	$92,429
Provision for credit losses	6,063	697	6,760
Net interest revenue after provision for credit losses	70,575	15,094	85,669
Other revenue	17,392	17,538	34,930
Other expense	61,442	15,730	77,172
Income before income taxes	26,525	16,902	43,427
Income taxes	8,569	5,460	14,029
Net income	$17,956	$11,442	$29,398
Selected Financial Information
Identifiable assets (at end of period)	$8,916,384	$900,472	$9,816,856
Depreciation & amortization	6,212	446	6,658

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

BancorpSouth, Inc. (the “Company”) is a bank holding company headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit life insurance, mortgage loan, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, life insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. BancorpSouth Capital Trust I, a business trust organized for the purpose of issuing preferred securities to the public, is treated as a subsidiary of the Company for financial reporting purposes (See “Note 6 – Trust Preferred Securities” to Consolidated Condensed Financial Statements).

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended March 31, 2003 and 2002, found in “Item 1. Financial Statements” of this Report.

RESULTS OF OPERATIONS

Summary

The Company’s net income for the first quarter of 2003 was $39.15 million, an increase of 33.17% from $29.40 million in the first quarter of 2002. Basic and diluted earnings per share for the first quarter of 2003 were $0.51 and $0.50, respectively, compared to basic and diluted earnings per share of $0.36 for the same period of 2002. During the first quarter of 2003, the Company recognized net gains from the sale of securities of $13.6 million, $8.4 million after tax, or $0.11 per diluted share. The annualized returns on average assets for the first quarter of 2003 and 2002 were 1.56% and 1.24%, respectively.

Critical Accounting Policies

During the three months ended March 31, 2003, there was no material change in the Company’s critical accounting policies and no material change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense incurred on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of this discussion, interest revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.

Net interest revenue was $92.87 million for the three months ended March 31, 2003, compared to $95.41 million for the same period in 2002, representing a decrease of $2.53 million, or 2.66%.

Interest revenue decreased $12.12 million, or 7.94%, to $140.41 million for the three months ended March 31, 2003 from $152.53 million for the three months ended March 31, 2002. While average interest earning assets increased by $527.10 million, or 5.88%, to $9.50 billion for the first quarter of 2003 from $8.97 billion for the first quarter of 2002, the average yield of those assets declined by 90 basis points to 6.00% for the first quarter of 2003 from 6.90% for the first quarter of 2002.

Interest expense decreased $9.58 million, or 16.77%, to $47.54 million for the three months ended March 31, 2003 from $57.12 million for the three months ended March 31, 2002. Average interest bearing liabilities increased $526.50 million, or 6.89%, to $8.16 billion for the first quarter of 2003 from $7.64 billion for the first quarter of 2002, while the average rate paid on those liabilities decreased 67 basis points to 2.36% for the first quarter of 2003 from 3.03% for the first quarter of 2002.

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

Net interest margin for the first quarter of 2003 and 2002 was 3.97% and 4.31%, respectively. Net interest rate spread for the first quarter of 2003 was 3.64%, a decrease of 22 basis points from 3.86% for the same period of 2002. The decline in net interest margin and net interest rate spread was due to a larger decrease in the average rate earned on interest earning assets, from 6.90% for the first quarter of 2002 to 6.00% for the first quarter of 2003, than the decrease in the average rate paid on interest bearing liabilities from 3.03% for the first quarter of 2002 to 2.36% for the first quarter of 2003.

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

The provision for credit losses totaled $6.52 million for the first quarter of 2003, compared to $6.76 million for the same period of 2002, representing a decrease of 3.52%. The decrease in the provision for credit losses for the first quarter of 2003 when compared to the first quarter of 2002 reflects the fact that loans charged off, net of recoveries, decreased 20.04% in the first quarter of 2003 when compared to the same period of 2002. The decrease in the provision for credit losses for the first quarter of 2003 of approximately $238,000 from the provision for credit losses for the first quarter of 2002 is also reflective of the fact that the Company has experienced only moderate loan growth since the first quarter of 2002 and that the Company’s volume of non-performing loans has remained at about the same level, which was $40.22 million at March 31, 2003 and $38.25 million at March 31, 2002. The Company’s exposure to losses from indirect automobile sales financing also continues to diminish as that portfolio of loans totaled $51.37 million at March 31, 2003, $65.53 million at December 31, 2002 and $122.96 million at March 31, 2002. The Company’s allowance for credit losses as a percentage of loans outstanding at March 31, 2003 was 1.43%, at December 31, 2002 was 1.38% and at March 31, 2002 was 1.37%.

Other Revenue

Other revenue for the quarter ended March 31, 2003 totaled $55.02 million, compared to $34.93 million for the same period of 2002, an increase of 57.50%. Revenue of $7.56 million from mortgage lending activities was recorded for the three months ended March 31, 2003, an increase of $2.01 million from $5.55 million for the first quarter of 2002. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated. The mortgage servicing rights are capitalized and carried as an asset by the Company at the lower of cost or fair value and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. The Company does not routinely hedge the value of its mortgage servicing asset and is susceptible to significant fluctuations in value in changing interest rate environments. When interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. When interest rates rise, refinancing of home mortgages typically declines and the value of the Company’s mortgage servicing asset typically increases as the expected lives of the underlying mortgages lengthen. The relatively stable mortgage interest rates during the first quarters of 2003 and 2002 resulted in small changes in the value of the Company’s mortgage servicing asset. During the first quarter of 2003, approximately $815,000 of previously recorded impairment was recovered compared to the recovery of approximately $531,000 of previously recorded impairment in the first quarter of 2002. Revenue from mortgage loan origination activities was $6.62 million in the first quarter of 2003 compared to $4.21 million in the first quarter of 2002. Mortgage loans originated during the first quarter of 2003 totaled $302.38 million compared to originations of $192.19 million during the first quarter of 2002, an increase of 57.34%.

Service charge revenue increased 33.73%, from $10.21 million for the first quarter of 2002 to $13.65 million for the first quarter of 2003. The increase in service charges on deposit accounts is attributable to higher volumes of items processed, growth in the number of deposit accounts, rate increases and expansion of overdraft privileges to depositors. Life insurance premium revenue decreased by 14.73% for the first quarter of 2003 when compared to the first quarter of 2002 as the Company reduced its emphasis toward selling credit life insurance products. We expect this trend of declining life insurance premium revenue to continue. Insurance commissions increased 12.69%, from $5.67 million for the first quarter of 2002 to $6.39 million for the first quarter of 2003. The increase in insurance commissions for the first quarter of 2003 compared to the respective period in 2002 is attributable to increased property and casualty commissions and increased annuity sales. Trust income from fiduciary activities was $1.49 million for the first quarter of 2003, a decrease of 22.48% from $1.92 million reported in the first quarter of 2002.

Net security gains of $13.56 million were reported in the first quarter of 2003 compared to net security losses of approximately $25,000 for the first quarter of 2002. The net security gains in the first quarter of 2003 were from the sale of approximately $720 million in intermediate term securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. Other revenue for the first quarter of 2003 included a gain of $2.41 million from the sale of $87.49 million in student loans compared to a gain of $2.16 million on sales of $80.19 million in student loans in the first quarter of 2002. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $79.62 million for the first quarter of 2003, a 3.18% increase from $77.17 million for the same period of 2002. Salaries and employee benefits expense for the first quarter of 2003 was $45.46 million, a 6.74% increase from $42.59 million for the first quarter of 2002. This increase is attributable to increases in employee salaries and the cost of employee health care and other benefits, the addition of employees for locations added since the first quarter of 2002 and employees added through acquisitions in the first quarter of 2002. Occupancy expense increased 6.20% to $5.58 million for the first quarter of 2003 from $5.25 million for the first quarter of 2002. This increase was primarily due to additional locations and facilities opened since March 31, 2002. Equipment expense of $6.00 million for the first quarter of 2003 represented a decrease of 8.14% when compared to equipment expense of $6.54 million for the first quarter of 2002. The decrease is primarily attributable to decreases in equipment rental and maintenance expense. Telecommunications expense of $1.86 million for the first quarter of 2003 represented a decrease of 3.38% when compared to telecommunications expense of $1.93 million for the first quarter of 2002. This decrease is primarily attributable to decreased voice and data transmission expenses. The other components of other expense for the first quarter of 2003 totaled $20.72 million, a 0.71% decrease from $20.87 million for the first quarter of 2002. While some categories of other expense did increase due to normal increases in the cost of services and supplies, other categories of other expense decreased due to expense control efforts and resulted in an overall decrease in the other components of other expense.

Income Tax

Income tax expense was $19.87 million and $14.03 million for the first quarter of 2003 and 2002, respectively, representing an increase of 41.61%. The increase for the first quarter of 2003 compared to the first quarter of 2002 is a function of increased income in 2003. The effective tax rates for the first quarters of 2003 and 2002 were 33.66% and 32.30%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2003 were $9.59 billion, or 92.77% of total assets, compared with $9.43 billion, or 92.52% of total assets, at December 31, 2002.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2003 were $1.86 billion, compared with $1.19 billion at the end of 2002, a 56.24% increase. Available-for-sale securities were $1.07 billion at March 31, 2003, compared to $1.64 billion at December 31, 2002, a 34.88% decrease.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.26 billion at March 31, 2003, which represents a 1.97% decrease from the December 31, 2002 total of $6.39 billion. We believe that the limited growth in loans is primarily attributable to the weak economic climate in both our regional and national economy. Management also continued its strategy to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $51.37 million at March 31, 2003, representing a decrease of $14.15 million from $65.53 million at December 31, 2002.

At March 31, 2003, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not meet the criteria for disclosure as potential problem loans because, at this time, management does not have serious doubt as to the borrowers’ ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.64% of all loans outstanding at March 31, 2003 and 0.58% of all loans outstanding at December 31, 2002.

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

	March 31,				December 31,
	2003		2002		2002
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$10,447	11.21%	$10,378	11.69%	$10,509	11.14%
Consumer and installment	12,254	9.68%	12,516	12.28%	12,212	11.30%
Real estate mortgage	62,890	73.90%	55,427	70.93%	61,987	72.27%
Lease financing	3,339	4.75%	2,683	4.64%	2,904	4.84%
Other	670	0.46%	4,136	0.46%	263	0.45%
Total	$89,600	100.00%	$85,140	100.00%	$87,875	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended March 31,		Twelve months ended December 31,
	2003	2002	2002
	(Dollars in thousands)
Balance, beginning of period	$87,875	$83,150	$83,150
Loans charged off:
Commercial and agricultural	(1,486)	(2,027)	(8,855)
Consumer & installment	(2,630)	(4,318)	(14,838)
Real estate mortgage	(1,636)	(588)	(5,490)
Lease financing	(43)	–	(193)
Total loans charged off	(5,795)	(6,933)	(29,376)
Recoveries:
Commercial and agricultural	222	321	838
Consumer & installment	632	567	2,085
Real estate mortgage	138	35	501
Lease financing	6	11	37
Total recoveries	998	934	3,461

Net charge-offs	(4,797)	(5,999)	(25,915)

Provision charged to operating expense	6,522	6,760	29,411
Acquisitions	–	1,229	1,229
Balance, end of period	$89,600	$85,140	$87,875
Average loans for period	$6,347,818	$6,142,294	$6,283,798
Ratios:
Net charge-offs to average loans-annualized	0.30%	0.39%	0.41%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Deposits totaled $8.69 billion at March 31, 2003 as compared to $8.55 billion at December 31, 2002, representing a 1.64% increase. Non-interest bearing demand deposits increased by $31.09 million, or 2.63%, to $1.21 billion at March 31, 2003 from $1.18 billion at December 31, 2002, while interest bearing demand, savings and time deposits grew $109.34 million, or 1.48%, to $7.48 billion at March 31, 2003 from $7.37 billion at December 31, 2002.

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

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At March 31, 2003, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 12.85% and 14.11%, respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.56% at March 31, 2003, compared to the required minimum Tier 1 leverage capital ratio of 4%. The $125 million in trust preferred securities issued by the Company on January 28, 2002 qualifies as Tier 1 capital (See “Note 6 – Trust Preferred Securities” to the Consolidated Condensed Financial Statements).

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

On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock. The shares are to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. During the first quarter of 2003, the Company repurchased 396,500 shares of its outstanding common stock, bringing the total number of shares repurchased under the plan to 3,869,108 shares at March 31, 2003.

On April 23, 2003, the Company announced a new stock repurchase program whereby the Company may acquire up to 3.9 million shares of its common stock, in addition to the 230,892 shares that the Company had yet to repurchase as of March 31, 2003 pursuant to the common stock repurchase program authorized February 15, 2002. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and time of any repurchase will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of May 10, 2003, no shares had been repurchased under this repurchase program.

The Company conducts its stock repurchase programs by using funds received in the ordinary course of business. The Company has not experienced a material effect on its capital resources or liquidity due to its repurchase of shares of its common stock, and does not expect to experience any material effects in connection with its stock repurchase programs during the terms of these programs. The stock repurchase programs may have a positive impact on the Company’s earnings per share depending on, among other things, prevailing interest rates and the prices at which shares are purchased under the stock repurchase programs.

Certain Litigation Contingencies

In some states in which the Company operates, and particularly in Mississippi, there has been a substantial increase in litigation against financial services companies in connection with lending, insurance and other financial transactions. While the allegations vary from case to case and from company to company, in general such cases allege that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or which were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. There have been several cases involving such claims tried against other companies in the Company’s market area that have resulted in large awards of actual and punitive damages for individual claimants, but it is not clear whether such large awards will be upheld on appeal. Rather than face the risk and uncertainty of such awards, some companies have engaged in settlements of such cases.

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

During the fourth quarter of 2002, the Company entered into two pending settlements with a total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contain arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents do not contain arbitration agreements. These settlements were still pending at March 31, 2003. The Company accrued $3.2 million during the fourth quarter of 2002, which the Company believes is the amount needed to settle the claims covered in the settlements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of the Report. Based upon, and as of the date of, that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

(b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company's Chief Executive Officer and Chief Financial Officer.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5,
1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights
Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase
Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed
April 24, 1991 and incorporated herein by reference)
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the
Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)
(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as
Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(10.1)	BancorpSouth, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.1 hereto).*

*	Compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the three months ended March 31, 2003, we did not file any current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: May 12, 2003	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

CERTIFICATION

I, Aubrey B. Patterson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BancorpSouth, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Aubrey B. Patterson
Aubrey B. Patterson Chief Executive Officer

CERTIFICATION

I, L. Nash Allen, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BancorpSouth, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr. Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.5)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274)
filed on January 5, 1995, and incorporated herein by reference)
(3.6)	Amendment to Restated Articles of Incorporation of the Company (filed as
Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration
No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.7)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the
Company's Annual Report on Form 10-K for the year ended December 31, 1998
(file No. 1-12991) and incorporated herein by reference)
(3.8)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the
Company's Annual Report on Form 10-K for the year ended December 31, 2000
(file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference)
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as
Exhibit 2 to the Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)
(4.7)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.8)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust
I (filed as Exhibit 4.13 to the Company's Current Report on Form 8-K filed on
January 28, 2002 and incorporated herein by reference).
(4.9)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth
Capital Trust I (filed as Exhibit 4.25 to the Company's Current Report on Form
8-K filed on January 28, 2002 and incorporated herein by reference).
(10.1)	BancorpSouth, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.1 hereto).*

* Compensatory plan or arrangement.