Form 10-Q
period 2003-06-30
BANCORPSOUTH INC
filed 2003-08-12
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 8, 2003, the Registrant had outstanding 78,407,373 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan” or similar expressions. These forward-looking statements include, without limitation, those relating to BancorpSouth’s liquidity, earnings per share, allowance for credit losses, net interest revenue, mortgage servicing asset, life insurance premium revenue, loan demand, credit quality and credit losses, deposit withdrawals, net interest margin, acquisition of WMS, L.L.C., potential acquisitions, litigation contingencies, student loans, stock repurchase programs, capital resources, off-balance sheet entities or arrangements and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of BancorpSouth to effectively service loans, ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, cost or difficulties related to the integration of the business of BancorpSouth and WMS, L.L.C. may be greater than expected, manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, competition from other financial services companies, market conditions as they affect the ability of BancorpSouth to repurchase shares of its common stock, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending litigation, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	June 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$393,390	$356,976
Interest bearing deposits with other banks	5,059	5,007
Held-to-maturity securities, at amortized cost	1,552,070	1,193,375
Available-for-sale securities, at fair value	1,723,766	1,642,172
Federal funds sold and securities purchased under agreement to resell	94,999	139,508
Loans	6,339,538	6,435,268
Less: Unearned discount	38,428	45,883
Allowance for credit losses	91,210	87,875
Net loans	6,209,900	6,301,510
Mortgages held for sale	86,676	57,804
Premises and equipment, net	209,746	210,183
Other assets	300,847	282,712
TOTAL ASSETS	$10,576,453	$10,189,247
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,287,846	$1,183,127
Interest bearing	2,463,010	2,455,821
Savings	797,880	824,902
Time	4,165,336	4,085,068
Total deposits	8,714,072	8,548,918
Federal funds purchased and securities sold under repurchase agreements	576,727	457,389
Short term borrowings	50,000	–
Guaranteed preferred beneficial interests in junior subordinated debt securities	125,000	125,000
Long-term debt	139,137	139,757
Other liabilities	113,649	110,360
TOTAL LIABILITIES	9,718,585	9,381,424
SHAREHOLDERS' EQUITY
Common stock	195,017	194,202
Capital surplus	31,031	20,773
Accumulated other comprehensive income	39,368	37,744
Retained earnings	592,452	555,104
TOTAL SHAREHOLDERS' EQUITY	857,868	807,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,576,453	$10,189,247
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$102,369	$112,984	$206,915	$225,414
Deposits with other banks	100	76	184	131
Federal funds sold and securities purchased under agreement to resell	2,215	3,351	4,522	6,658
Held-to-maturity securities:
Taxable	12,628	13,643	26,230	27,581
Tax-exempt	2,079	2,450	4,295	4,941
Available-for-sale securities:
Taxable	11,031	13,417	23,159	27,673
Tax-exempt	1,995	2,154	4,089	4,311
Mortgages held for sale	777	751	1,482	1,663
Total interest revenue	133,194	148,826	270,876	298,372
INTEREST EXPENSE:
Deposits	39,289	46,834	79,833	96,736
Federal funds purchased and securities sold under repurchase agreements	2,191	3,209	4,546	6,530
Other	4,645	4,700	9,284	8,596
Total interest expense	46,125	54,743	93,663	111,862
Net interest revenue	87,069	94,083	177,213	186,510
Provision for credit losses	6,472	7,215	12,994	13,975
Net interest revenue, after provision for
credit losses	80,597	86,868	164,219	172,535
OTHER REVENUE:
Mortgage lending	4,667	900	12,228	6,454
Service charges	16,232	12,595	29,886	22,805
Life insurance premiums	876	1,091	1,838	2,218
Trust income	1,684	1,644	3,170	3,561
Security gains, net	180	2,888	13,737	2,863
Insurance commissions	8,314	5,887	14,702	11,554
Other	10,962	7,813	22,371	18,294
Total other revenue	42,915	32,818	97,932	67,749
OTHER EXPENSE:
Salaries and employee benefits	48,007	40,226	93,468	82,817
Occupancy, net of rental income	5,609	5,422	11,188	10,676
Equipment	5,776	6,264	11,779	12,799
Telecommunications	1,828	2,032	3,688	3,957
Other	20,113	20,630	40,833	41,497
Total other expense	81,333	74,574	160,956	151,746
Income before income taxes	42,179	45,112	101,195	88,538
Income tax expense	12,938	14,185	32,806	28,214
Net income	$29,241	$30,927	$68,389	$60,324
Net income Per Share: Basic	$0.38	$0.38	$0.88	$0.74
Diluted	$0.37	$0.38	$0.88	$0.74
Dividends declared per common share	$0.16	$0.15	$0.32	$0.30
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2003	2002
	(In thousands)
Net cash provided by operating activities	$58,408	$112,760
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	946,155	227,159
Proceeds from calls and maturities of available-for-sale securities	290,660	602,224
Proceeds from sales of held-to-maturity securities	10,113	5,278
Proceeds from sales of available-for-sale securities	738,167	582,661
Purchases of held-to-maturity securities	(1,313,729)	(345,244)
Purchases of available-for-sale securities	(1,096,533)	(1,206,206)
Net (increase) decrease in short-term investments	44,509	(175,216)
Net (increase) decrease in loans	(13,803)	(381,696)
Proceeds from sale of student loans	94,459	96,496
Purchases of premises and equipment	(12,650)	(15,988)
Proceeds from sale of premises and equipment	4,435	5,530
Other, net	(23,533)	12,275
Net cash used by investing activities	(331,750)	(592,727)
Financing activities:
Net increase in deposits	165,154	398,719
Net increase (decrease) in short-term borrowings and other liabilities	174,114	(20,535)
Repayment of long-term debt	(620)	(14,082)
Issuance of junior subordinated debt	–	121,063
Common stock repurchased	(7,456)	(29,143)
Payment of cash dividends	(24,881)	(24,382)
Exercise of stock options	3,497	4,491
Net cash provided by financing activities	309,808	436,131
Increase (decrease) in cash and cash equivalents	36,466	(43,836)
Cash and cash equivalents at beginning of period	361,983	359,543
Cash and cash equivalents at end of period	$398,449	$315,707
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2002, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”) as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

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

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type as of the date indicated is detailed below:

	June 30,		December 31,
	2003	2002	2002
	(In thousands)
Commercial and agricultural	$714,698	$741,028	$716,891
Consumer and installment	591,178	722,697	727,083
Real estate mortgage:
1-4 Family	1,988,645	2,227,626	2,122,202
Other	2,734,984	2,376,497	2,528,253
Lease financing	288,867	299,343	311,769
Other	21,166	25,685	29,070
Total	$6,339,538	$6,392,876	$6,435,268

The following table presents information concerning non-performing loans as of the date indicated:

	June 30,	December 31,
	2003	2002
	(In thousands)
Non-accrual loans	$18,230	$10,514
Loans 90 days or more past due	26,954	26,454
Restructured loans	14	20
Total non-performing loans	$45,198	$36,988

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

	Six month periods ended June 30,		Year ended December 31,
	2003	2002	2002
	(In thousands)
Balance at beginning of period	$87,875	$83,150	$83,150
Provision charged to expense	12,994	13,975	29,411
Recoveries	2,242	1,792	3,461
Loans charged off	(11,901)	(13,870)	(29,376)
Acquisitions	–	1,229	1,229
Balance at end of period	$91,210	$86,276	$87,875

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three Months Ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$29,241	77,558	$0.38	$30,927	80,858	$0.38
Effect of dilutive stock
options	–	455		–	641
Diluted EPS
Income available to common shareholders
plus assumed exercise	$29,241	78,013	$0.37	$30,927	81,499	$0.38

	Six Months Ended June 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$68,389	77,492	$0.88	$60,324	80,983	$0.74
Effect of dilutive stock
options	–	443		–	607
Diluted EPS
Income available to common shareholders
plus assumed exercise	$68,389	77,935	$0.88	$60,324	81,590	$0.74

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended June 30,
	2003			2002
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$14,085	($5,388)	$8,697	$20,955	($8,015)	$12,940
Less: Reclassification adjustment
for net (gains) losses realized in net income	(9)	3	(6)	(2,671)	1,022	(1,649)
Other comprehensive income (loss)	$14,076	($5,385)	$8,691	$18,284	($6,993)	$11,291
Net income			29,241			30,927
Comprehensive income			$37,932			$42,218

	Six Months Ended June 30,
	2003			2002
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains arising during holding period	$16,094	($6,156)	$9,938	$7,307	($2,795)	$4,512
Less: Reclassification adjustment
for net (gains) losses realized in net income	(13,464)	5,150	(8,314)	(2,711)	1,037	(1,674)
Other comprehensive income (loss)	$2,630	($1,006)	$1,624	$4,596	($1,758)	$2,838
Net income			68,389			60,324
Comprehensive income			$70,013			$63,162

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of December 31, 2002	$32,423	$39	$32,462
Goodwill acquired during period	–	10,073	10,073
Balance as of June 30, 2003	$32,423	$10,112	$42,535

The following table presents information regarding the components of the Company’s identifiable intangible assets for the periods indicated:

	As of June 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,549	$4,933	$11,549	$4,192
Customer lists	14,990	951	4,877	601
Mortgage servicing rights (MSRs)	83,568	35,061	77,615	29,164
Total	$110,107	$40,945	$94,041	$33,957

	Three-months ended June 30,		Six-months ended June 30,
	2003	2002	2003	2002
Aggregate Amortization Expense for:	(In thousands)
Core deposit intangibles	$364	$398	$741	$704
Customer lists	280	70	350	140
Mortgage servicing rights (MSRs)	3,320	2,079	5,897	3,801
Total	$3,964	$2,547	$6,988	$4,645

At June 30, 2003 and December 31, 2002, aggregate impairment for MSRs was approximately $26,766,000 and approximately $23,197,000, respectively.

The following table presents information regarding estimated amortization expense on the Company’s identifiable intangible assets for the year ended December 31, 2003, and the succeeding four years.

	Core Deposit Intangibles	Customer Lists	Mortgage Servicing Rights	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2003	$1,372	$1,114	$9,000	$11,486
For year ended December 31, 2004	1,280	1,471	6,000	8,751
For year ended December 31, 2005	1,197	1,387	5,700	8,284
For year ended December 31, 2006	1,113	1,303	5,500	7,916
For year ended December 31, 2007	851	1,218	5,200	7,269

NOTE 8 - STOCK BASED COMPENSATION

At June 30, 2003, the Company had three stock-based employee compensation plans, which are the 1990 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1998 Stock Option Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and six months ended June 30, 2003 and 2002.

		Three months ended June 30,		Six months ended June 30,
		2003	2002	2003	2002
		(In thousands, except per share amounts)
Net income, as reported		$29,241	$30,927	$68,389	$60,324
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects		(172)	(274)	(319)	(489)
Pro forma net income		$29,069	$30,653	$68,070	$59,835

Basic earnings per share:	As reported	$0.38	$0.38	$0.88	$0.74
	Pro forma	$0.37	$0.38	$0.88	$0.74

Diluted earnings per share:	As reported	$0.37	$0.38	$0.88	$0.74
	Pro forma	$0.37	$0.38	$0.87	$0.73

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

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 sets forth the criteria used in determining whether an investment in a variable interest entity (“VIE”) should be consolidated and is based on the general premise that companies that control another entity through interest other than voting interest should consolidate the controlled entity. The provisions of FIN No. 46 apply immediately for variable interests in VIE’s created or obtained after January 31, 2003. For variable interests in VIE’s created before February 1, 2003, the provisions of FIN No. 46 are to be applied in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 is expected to have no material impact on the financial position or results of operations of the Company.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging relationships entered into, modified or designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. SFAS No. 149 was adopted by the Company effective June 30, 2003 and is expected to have no material impact on the financial position or results of operations of the Company.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company effective May 31, 2003 and is expected to have no material impact on the financial position or results of operations of the Company.

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

On May 3, 2002, the Company purchased certain assets of First Land and Investment Company. Consideration paid to complete this transaction consisted of 45,024 shares of the Company’s common stock. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

On May 1, 2003, the Company purchased certain assets of WMS, L.L.C., which operated under the name of Wright & Percy Insurance. Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Based on the performance of WMS over the next three years, the Company may have to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2003 and 2002 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended June 30, 2003
Results of Operations
Net interest revenue	$74,388	$12,681	$87,069
Provision for credit losses	5,742	730	6,472
Net interest revenue after provision for credit losses	68,646	11,951	80,597
Other revenue	25,284	17,631	42,915
Other expense	63,702	17,631	81,333
Income before income taxes	30,228	11,951	42,179
Income taxes	9,272	3,666	12,938
Net income	$20,956	$8,285	$29,241
Selected Financial Information
Total assets (at end of period)	$9,764,118	$812,335	$10,576,453
Depreciation & amortization	5,989	481	6,470
Three Months Ended June 30, 2002
Results of Operations
Net interest revenue	$79,934	$14,149	$94,083
Provision for credit losses	6,563	652	7,215
Net interest revenue after provision for credit losses	73,371	13,497	86,868
Other revenue	21,690	11,128	32,818
Other expense	60,061	14,513	74,574
Income before income taxes	35,000	10,112	45,112
Income taxes	11,005	3,180	14,185
Net income	$23,995	$6,932	$30,927
Selected Financial Information
Total assets (at end of period)	$9,062,416	$861,109	$9,923,525
Depreciation & amortization	6,354	447	6,801

	Community Banking	General Corporate and Other	Total
	(In thousands)
Six Months Ended June 30, 2003
Results of Operations
Net interest revenue	$151,031	$26,182	$177,213
Provision for credit losses	11,784	1,210	12,994
Net interest revenue after provision for credit losses	139,247	24,972	164,219
Other revenue	60,470	37,462	97,932
Other expense	125,496	35,460	160,956
Income before income taxes	74,221	26,974	101,195
Income taxes	24,061	8,745	32,806
Net income	$50,160	$18,229	$68,389
Selected Financial Information
Total assets (at end of period)	$9,764,118	$812,335	$10,576,453
Depreciation & amortization	12,063	936	12,999
Six Months Ended June 30, 2002
Results of Operations
Net interest revenue	$156,572	$29,938	$186,510
Provision for credit losses	12,625	1,350	13,975
Net interest revenue after provision for credit losses	143,947	28,588	172,535
Other revenue	39,082	28,667	67,749
Other expense	121,503	30,243	151,746
Income before income taxes	61,526	27,012	88,538
Income taxes	19,606	8,608	28,214
Net income	$41,920	$18,404	$60,324
Selected Financial Information
Total assets (at end of period)	$9,062,416	$861,109	$9,923,525
Depreciation & amortization	12,567	893	13,460

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

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended June 30, 2003 and 2002 found in “Item 1. Financial Statements” of this Report.

RESULTS OF OPERATIONS

Summary

The Company’s net income for the second quarter of 2003 was $29.24 million, a decrease of 5.45% from $30.93 million in the second quarter of 2002. For the first six months of 2003, net income was $68.39 million, an increase of 13.37% from $60.32 million for the same period of 2002. Basic and diluted earnings per share for the second quarter of 2003 were $0.38 and $0.37, respectively, compared to basic and diluted earnings per share of $0.38 for the same period of 2002. For the six months ended June 30, 2003, basic and diluted earnings per share were $0.88, compared to basic and diluted earnings per share of $0.74 for the first six months of 2002. The annualized returns on average assets for the second quarter of 2003 and 2002 were 1.14% and 1.26%, respectively. For the six months ended June 30, 2003 and 2002, the annualized returns on average assets were 1.35% and 1.25%, respectively.

Critical Accounting Policies

During the six months ended June 30, 2003, there was no material change in the Company’s critical accounting policies and no material change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Net interest revenue was $89.64 million for the three months ended June 30, 2003, compared to $97.03 million for the same period in 2002, representing a decrease of $7.39 million, or 7.62%. For the first six months of 2003 and 2002, net interest revenue was $182.51 million and $192.43 million, respectively, representing a decrease of $9.93 million, or 5.16%.

Interest revenue decreased $16.01 million, or 10.55%, to $135.76 million for the three months ended June 30, 2003 from $151.77 million for the three months ended June 30, 2002. While average interest earning assets increased by $405.14 million, or 4.41%, to $9.59 billion for the second quarter of 2003 from $9.19 billion for the second quarter of 2002, the average yield of those assets declined by 95 basis points to 5.68% for the second quarter of 2003 from 6.63% for the second quarter of 2002. For the first six months of 2003 and 2002, interest revenue was $276.17 million and $304.30 million, respectively, representing a decrease of $28.13 million, or 9.24%. Average interest earning assets increased $465.79 million, or 5.13%, from $9.08 billion for the six months ended June 30, 2002 to $9.54 billion for the six months ended June, 30, 2003, while the average yield on those assets decreased 92 basis points to 5.84% for the six months ended June 30, 2003 from 6.76% for the six months ended June 30, 2002.

Interest expense decreased $8.62 million, or 15.74%, to $46.13 million for the three months ended June 30, 2003 from $54.74 million for the three months ended June 30, 2002. Average interest bearing liabilities increased $329.70 million, or 4.21%, to $8.17 billion for the second quarter of 2003 from $7.84 billion for the second quarter of 2002, while the average rate paid on those liabilities decreased 54 basis points to 2.26% for the second quarter of 2003 from 2.80% for the second quarter of 2002. For the first six months of 2003 and 2002, interest expense was $93.66 million and $111.86 million, respectively, representing a decrease of $18.20 million, or 16.27%. Average interest bearing liabilities increased $427.56 million, or 5.52%, from $7.74 billion for the six months ended June 30, 2002 to $8.17 billion for the six months ended June 30, 2003 while the average rate paid on those liabilities decreased 60 basis points from 2.91% for the six months ended June 30, 2002 to 2.31% for the six months ended June 30, 2003.

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

Net interest margin for the second quarter of 2003 and 2002 was 3.75% and 4.24%, respectively, representing a decrease of 49 basis points. Net interest rate spread for the second quarter of 2003 was 3.41%, a decrease of 42 basis points from 3.83% for the same period of 2002. Net interest margin for the first six months of 2003 was 3.86%, a decrease of 41 basis points from 4.27% for the same period of 2002. Net interest rate spread for the first six months of 2003 was 3.52%, a decrease of 32 basis points from 3.84% for the same period of 2002. The decline in net interest margin and net interest rate spread was due to a larger decrease in the average rate earned on interest earning assets, from 6.63% for the second quarter of 2002 to 5.68% for the second quarter of 2003, than the decrease in the average rate paid on interest bearing liabilities from 2.80% for the second quarter of 2002 to 2.26% for the second quarter of 2003. The narrowing of the Company’s net interest margin and net interest rate spread in 2003 compared to 2002 is primarily due to reduced loan activity in 2003 and lower yields on available-for-sale and held-to-maturity securities in 2003. The absence of significant loan demand is attributable to the current economic environment in both our regional and the national markets. Absent the demand for loans, the Company invested in various securities that traditionally provide lower yields than loans and due to the lower prevailing interest rates during 2003, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning. Also contributing to lower yields on securities in 2003 was the sale in the first quarter of 2003 of approximately $720 million of available-for-sale securities. The proceeds from this sale were reinvested at lower yields than the sold securities were earning. The sale of these intermediate-term securities was part of the Company’s efforts to manage the interest rate sensitivity of its assets and liabilities.

Provision for Credit Losses

The provision for credit losses is the cost of providing an allowance or reserve for estimated probable losses on loans. The amount for each accounting period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral as determined by independent contractors and general economic factors. Future additions to the allowance for credit losses may be necessary based upon changes in these factors. The process of determining the adequacy of the provision requires that management make material estimates and assumptions that are particularly susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. These agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

The provision for credit losses totaled $6.47 million for the second quarter of 2003, compared to $7.22 million for the same period of 2002, representing a decrease of 10.30%. For the six-month periods ended June 30, 2003 and 2002, the provision for credit losses totaled $12.99 million and $13.98 million, respectively, representing a decrease of 7.02%. The decrease in the provision for credit losses for the second quarter and first six months of 2003 when compared to the same periods of 2002 reflects the decline in loans charged off, net of recoveries, in 2003 when compared to 2002. Loans charged off, net of recoveries, decreased 20.02% in the second quarter of 2003 when compared to the same period of 2002. Loans charged off, net of recoveries, decreased 20.03% in the first six months of 2003 when compared to the same period in 2002. The decrease in the provision for credit losses for the second quarter of 2003 of approximately $743,000 from the provision for credit losses for the second quarter of 2002 is also reflective of the fact that the Company has experienced a decline in loans since the second quarter of 2002. The Company’s exposure to losses from indirect automobile sales financing also continues to diminish as that portfolio of loans totaled $39.66 million at June 30, 2003, $65.53 million at December 31, 2002 and $100.93 million at June 30, 2002. The Company’s allowance for credit losses as a percentage of loans outstanding at June 30, 2003 was 1.45%, at December 31, 2002 was 1.38% and at June 30, 2002 was 1.36%.

Other Revenue

Other revenue for the quarter ended June 30, 2003 totaled $42.92 million, compared to $32.82 million for the same period of 2002, an increase of 30.77%. For the six months ended June 30, 2003 and 2002, other revenue was $97.93 million and $67.75 million, respectively, an increase of 44.55%. Revenue of $4.67 million from mortgage lending activities was recorded for the three months ended June 30, 2003, an increase of $3.77 million from $900,000 for the second quarter of 2002. For the six-month periods ended June 30, 2003 and 2002, revenue from mortgage lending activities was $12.23 million and $6.45 million, respectively, an increase of 89.46%. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated. The mortgage servicing rights are capitalized and carried as an asset by the Company at the lower of cost or fair value and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. The Company does not routinely hedge the value of its mortgage servicing asset, which is susceptible to significant fluctuations in value in changing interest rate environments. When interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. When interest rates rise, refinancing of home mortgages typically declines and the value of the Company’s mortgage servicing asset typically increases as the expected lives of the underlying mortgages lengthen. During the second quarter of 2003 and 2002, mortgage revenue was reduced by $4.7 million and $4.2 million, respectively, as a result of impairment charges against the Company’s mortgage servicing asset. For the six months ended June 30, 2003 and 2002, the reduction in mortgage revenue related to impairment charges against the Company’s mortgage servicing asset was $3.89 million and $3.62 million, respectively. Revenue from mortgage loan origination activities was $16.77 million for the first six months of 2003 compared to $8.64 million in the first six months of 2002, representing an increase of 94.18%. Mortgage loans originated during the second quarter of 2003 totaled $392.76 million compared to originations of $177.93 million during the second quarter of 2002, an increase of 120.74%.

Service charge revenue increased 28.88%, from $12.60 million for the second quarter of 2002 to $16.23 million for the second quarter of 2003, and increased 31.05%, from $22.81 million in the first six months of 2002 to $29.89 million in the first six months of 2003. The increase in service charges on deposit accounts is attributable to higher volumes of items processed, growth in the number of deposit accounts and fee increases. Life insurance premium revenue decreased by 19.71% for the second quarter of 2003 when compared to the second quarter of 2002 as the Company reduced its emphasis toward selling credit life insurance products. We expect this trend of declining life insurance premium revenue to continue. Insurance commissions increased 41.23%, from $5.89 million for the second quarter of 2002 to $8.31 million for the second quarter of 2003, and increased 27.25%, from $11.55 million in the first six months of 2002 to $14.70 million in the first six months of 2003. The increase in insurance commissions for the second quarter of 2003 compared to the respective period in 2002 is attributable to increased property and casualty commissions. The Company’s acquisition of certain assets of WMS, L.L.C. (See “Note 10 - Business Combinations” to Consolidated Condensed Financial Statements) in the second quarter of 2003 was the primary factor contributing to the increases in the second quarter of 2003. Trust income from fiduciary activities was $1.68 million for the second quarter of 2003, an increase of 2.43% from $1.64 million reported in the second quarter of 2002.

Net security gains of approximately $180,000 were reported in the second quarter of 2003 compared to net security gains of $2.89 million for the second quarter of 2002, and net security gains were $13.74 million in the first six months of 2003 compared to $2.86 million in the first six months of 2002. The net security gains in the first quarter of 2003 were from the sale of approximately $720 million in intermediate term securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. Other revenue for the second quarter of 2003 included a gain of approximately $122,000, and for the first six months of 2003 included a gain of $2.53 million, from the sale of an aggregate amount of $91.93 million in student loans originated by the Company. During the second quarter and first six months of 2002, an aggregate amount of $96.50 million in student loans were sold at a gain of $379,000 and $2.54 million, respectively. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $81.33 million for the second quarter of 2003, a 9.06% increase from $74.57 million for the same period of 2002. For the six months ended June 30, 2003, other expense totaled $160.96 million, a 6.07% increase from $151.75 million for the same period in 2002. Salaries and employee benefits expense for the second quarter of 2003 was $48.01 million, a 19.34% increase from $40.23 million for the second quarter of 2002, and for the first six months of 2003 was $93.47 million compared to $82.82 million in the first six months of 2002, an increase of 12.86%. This increase is attributable to increases in employee salaries and the cost of employee health care and other benefits, the addition of employees for locations added since the second quarter of 2002 and employees added through the acquisition of WMS, L.L.C. in the second quarter of 2003. Occupancy expense increased 3.45% to $5.61 million for the second quarter of 2003 from $5.42 million for the second quarter of 2002, and increased 4.80% to $11.19 million for the first six months of 2003 from $10.68 million for the first six months of 2002. This increase was primarily due to additional locations and facilities opened since June 30, 2002. Equipment expense of $5.78 million for the second quarter of 2003 represented a decrease of 7.79% when compared to equipment expense of $6.26 million for the second quarter of 2002. For the first six months of 2003, equipment expense was $11.78 million, a 7.97% decrease from $12.80 million for the first six months of 2002. The decrease is primarily attributable to decreases in equipment rental and maintenance expense. Telecommunications expense of $1.83 million for the second quarter of 2003 represented a decrease of 10.04% when compared to telecommunications expense of $2.03 million for the second quarter of 2002. For the first six months of 2003, telecommunications expense of $3.69 million represented a 6.80% decrease when compared to telecommunications expense of $3.96 million for the same period of 2002. This decrease is primarily attributable to decreased voice and data transmission expenses. The other components of other expense for the second quarter of 2003 totaled $20.11 million, a 2.51% decrease from $20.63 million for the second quarter of 2002, and for the first six months of 2003, the other components of other expense totaled $40.83 million when compared to $41.50 million for the first six months of 2002, a decrease of 1.60%. While some categories of other expense did increase due to normal increases in the cost of services and supplies, other categories of other expense decreased due to expense control efforts and resulted in an overall decrease in these other components of other expense.

Income Tax

Income tax expense was $12.94 million and $14.19 million for the second quarter of 2003 and 2002, respectively, representing a decrease of 8.79%. For the six-month period ended June 30, 2003, income tax expense was $32.81 million, compared to $28.21 million for the same period in 2002, representing an increase of 16.28%. The decrease for the second quarter of 2003 compared to the second quarter of 2002 is a function of decreased pretax income in the second quarter of 2003. The effective tax rates for the second quarter of 2003 and 2002 were 30.67% and 31.44%, respectively, while the effective tax rates for the six-month periods ended June 30, 2003 and 2002 were 32.42% and 31.87%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2003 were $9.76 billion, or 92.32% of total assets, compared with $9.43 billion, or 92.52% of total assets, at December 31, 2002.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2003 were $1.55 billion, compared with $1.19 billion at the end of 2002, a 30.06% increase. Available-for-sale securities were $1.72 billion at June 30, 2003, compared to $1.64 billion at December 31, 2002, a 4.97% increase.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.30 billion at June 30, 2003, which represents a 1.38% decrease from the December 31, 2002 total of $6.39 billion. We believe that the decline in loans is primarily attributable to the weak economic climate in both our regional and national economies. Management also continued its strategy to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $39.66 million at June 30, 2003, representing a decrease of $25.86 million from $65.53 million at December 31, 2002.

At June 30, 2003, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

Collateral for some of the Company’s loans is subject to fair value evaluations that fluctuate with market conditions and other external factors. In addition, while the Company has certain underwriting obligations related to such evaluations from a review standpoint, evaluations of some real property and other collateral are dependent upon outside independent appraisers employed either by the Company’s customers or as independent contractors of the Company.

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.72% of all loans outstanding at June 30, 2003 and 0.62% of all loans outstanding at December 31, 2002.

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

The allocation of allowance by loan category is based, in part, on evaluations of specific loans’ past histories and on economic conditions within specific industries or geographical areas. Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents the allocation of the allowance for credit losses by loan category and the percentage of total loans for each category in the loan portfolio for the dates indicated:

	June 30,				December 31,
	2003		2002		2002
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$11,236	11.27%	$10,411	11.59%	$10,509	11.14%
Consumer and installment	11,783	9.33%	11,664	11.30%	12,212	11.30%
Real estate mortgage	64,366	74.51%	59,002	72.02%	61,987	72.27%
Lease financing	3,257	4.56%	2,776	4.68%	2,904	4.84%
Other	568	0.33%	2,423	0.41%	263	0.45%
Total	$91,210	100.00%	$86,276	100.00%	$87,875	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended June 30,		Twelve months ended December 31,
	2003	2002	2002
	(Dollars in thousands)
Balance, beginning of period	$87,875	$83,150	$83,150
Loans charged off:
Commercial and agricultural	(2,763)	(4,000)	(8,855)
Consumer & installment	(6,427)	(7,806)	(14,838)
Real estate mortgage	(2,405)	(1,940)	(5,490)
Lease financing	(306)	(124)	(193)
Total loans charged off	(11,901)	(13,870)	(29,376)
Recoveries:
Commercial and agricultural	548	483	838
Consumer & installment	1,038	1,169	2,085
Real estate mortgage	650	111	501
Lease financing	6	29	37
Total recoveries	2,242	1,792	3,461

Net charge-offs	(9,659)	(12,078)	(25,915)

Provision charged to operating expense	12,994	13,975	29,411
Acquisitions	–	1,229	1,229
Balance, end of period	$91,210	$86,276	$87,875
Average loans for period	$6,318,286	$6,209,820	$6,283,798
Ratios:
Net charge-offs to average loans-annualized	0.31%	0.39%	0.41%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Deposits totaled $8.71 billion at June 30, 2003 as compared to $8.55 billion at December 31, 2002, representing a 1.93% increase. Non-interest bearing demand deposits increased by $104.72 million, or 8.85%, to $1.29 billion at June 30, 2003 from $1.18 billion at December 31, 2002, while interest bearing demand, savings and time deposits grew $60.43 million, or 0.82%, to $7.43 billion at June 30, 2003 from $7.37 billion at December 31, 2002.

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

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At June 30, 2003, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 12.92% and 14.18% respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.59% at June 30, 2003, compared to the required minimum Tier 1 leverage capital ratio of 4%. The $125 million in trust preferred securities issued by the Company on January 28, 2002 qualifies as Tier 1 capital (See “Note 6 – Trust Preferred Securities” to the Consolidated Condensed Financial Statements).

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

On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase will depend on market conditions and other corporate considerations. This repurchase program is expected to be completed within 18 months from its announcement date. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. During the second quarter of 2003, the Company did not repurchase any shares of its outstanding common stock. At June 30, 2003, the Company had repurchased a total of 3,869,108 shares under this repurchase program.

On April 23, 2003, the Company announced a new stock repurchase program whereby the Company may acquire up to 3.9 million shares of its common stock, in addition to the 230,892 shares that the Company had yet to repurchase as of June 30, 2003 pursuant to the common stock repurchase program authorized February 15, 2002. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and time of any repurchase will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of June 30, 2003, no shares had been repurchased under this repurchase program.

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

Cases of this type have been filed against some of the Company’s subsidiaries. Such claims have been asserted by several hundred individuals in a number of cases filed in several different counties in Mississippi in which individuals have received large jury awards against other companies. Attorneys have actively advertised for such claimants in the past. Also, some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings. Thus, it is unknown whether or not the number of cases filed and the number of individuals asserting such claims will increase, but such is possible.

During the fourth quarter of 2002, the Company entered into two pending settlements with an expected total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contained arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents did not contain arbitration agreements. The Company accrued $3.2 million during the fourth quarter of 2002, which the Company then believed was the amount needed to settle the claims covered in the settlements. These settlements were completed in the second quarter of 2003 with 1,712 individual claimants for approximately $2.8 million. The balance of the $3.2 million accrual was reversed in the second quarter of 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by the Report. Based upon that evaluation and as of the end of the period covered by the Report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of the Company's most recent evaluation.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Cases of this type have been filed against some of the Company’s subsidiaries. Such claims have been asserted by several hundred individuals in a number of cases filed in several different counties in Mississippi in which individuals have received large jury awards against other companies. Attorneys have actively advertised for such claimants in the past. Also, some of the attorneys who have already filed cases purport to represent hundreds of additional claimants for whom they have not yet filed proceedings. Thus, it is unknown whether or not the number of cases filed and the number of individuals asserting such claims will increase, but such is possible.

During the fourth quarter of 2002, the Company entered into two pending settlements with an expected total of approximately 1,800 individual claimants. Under the terms of these pending settlements, claimants whose loan documents contained arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents did not contain arbitration agreements. The Company accrued $3.2 million during the fourth quarter of 2002, which the Company then believed was the amount needed to settle the claims covered in the settlements. These settlements were completed in the second quarter of 2003 with 1,712 individual claimants for approximately $2.8 million. The balance of the $3.2 million accrual was reversed in the second quarter of 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders for the Company was held on Tuesday, April 22, 2003. At this meeting, the following matters were voted upon by the Company’s shareholders:

(a)    Election of Directors

Hassell H. Franklin, Robert C. Nolan, W. Cal Partee, Jr. and Travis E. Staub were elected to serve as Class I directors of the Company until the annual meeting of shareholders in 2006 or until their respective successors are elected and qualified. Guy W. Mitchell, III was elected to serve as a Class III director of the Company until the annual meeting of shareholders in 2004 or until his successor is elected and qualified. The vote was cast as follows:

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
Hassell H. Franklin	61,120,340	730,045	0
Robert C. Nolan	61,098,751	751,634	0
W. Cal Partee, Jr.	61,091,218	759,167	0
Travis E. Staub	60,019,875	1,830,510	0
Guy W. Mitchell, III	61,094,539	755,846	0

The following directors continued in office following the meeting:

Name	Term Expires
Aubrey B. Patterson	2004
R. Madison Murphy	2004
Larry G. Kirk	2004
W.G. Holliman, Jr.	2005
James V. Kelley	2005
Turner O. Lashlee	2005
Alan W. Perry	2005

(b)    Selection of Independent Auditors

The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
60,689,213	826,630	334,542

(c)    Approval of the BancorpSouth, Inc. Executive Performance Incentive Plan

The shareholders of the Company approved the adoption of the BancorpSouth, Inc. Executive Performance Incentive Plan which provides for the payment of cash incentive bonuses to participants based upon the achievement of performance goals established annually by the Executive Compensation and Stock Incentive Committee of the Board of Directors.

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
57,902,668	2,762,117	1,185,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference).
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5,
1995, and incorporated herein by reference).
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights
Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase
Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed
April 24, 1991 and incorporated herein by reference).
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the
Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference).
(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as
Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(10.1)	BancorpSouth, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (file No. 1-12991) and incorporated herein by reference).*
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

*	Compensatory plan or arrangement.
(1)	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of
1934, as amended, except to the extent that the Company specifically incorporates it by reference.

(b)	Reports on Form 8-K

During the three months ended June 30, 2003, we filed or furnished the following current reports on Form 8-K:

A current report on Form 8-K was filed April 17, 2003, reporting under Item 7. “Financial Statements and Exhibits,” Item 9. “Regulation FD Disclosure” and Item 12. “Disclosure of Results of Operations and Financial Condition.”

A current report on Form 8-K was filed April 24, 2003, reporting under Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits.”

A current report on Form 8-K was furnished May 5, 2003, reporting under Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure.”

An amended current report on Form 8-K was furnished May 7, 2003 amending the current report furnished on May 5, 2003, reporting under Item 9. “Regulation FD Disclosure.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: August 11, 2003	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.5)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274)
filed on January 5, 1995, and incorporated herein by reference).
(3.6)	Amendment to Restated Articles of Incorporation of the Company (filed as
Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration
No. 33-88274) filed on January 5, 1995, and incorporated herein by reference).
(3.7)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the
Company's Annual Report on Form 10-K for the year ended December 31, 1998
(file No. 1-12991) and incorporated herein by reference).
(3.8)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the
Company's Annual Report on Form 10-K for the year ended December 31, 2000
(file No. 1-12991) and incorporated herein by reference).
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference).
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as
Exhibit 2 to the Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference).
(4.7)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.8)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust
I (filed as Exhibit 4.13 to the Company's Current Report on Form 8-K filed on
January 28, 2002 and incorporated herein by reference).
(4.9)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth
Capital Trust I (filed as Exhibit 4.25 to the Company's Current Report on Form
8-K filed on January 28, 2002 and incorporated herein by reference).
(10.1)	BancorpSouth, Inc. Executive Performance Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
31, 2003 (file No. 1-12991) and incorporated herein by reference).*
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to
Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to
Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(1)
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

*	Compensatory plan or arrangement.
(1)	This certification shall not be deemed "filed" for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of
1934, as amended, except to the extent that the Company specifically incorporates it by reference.