Form 10-Q
period 2003-09-30
BANCORPSOUTH INC
filed 2003-11-12
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 6, 2003, the Registrant had outstanding 77,993,548 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could,” “would,” “plan” or similar expressions. These forward-looking statements include, without limitation, those relating to BancorpSouth’s liquidity, earnings per share, allowance for credit losses, net interest revenue, mortgage servicing asset, life insurance premium revenue, loan demand, credit quality and credit losses, deposit withdrawals, net interest margin, acquisition of WMS, L.L.C. and Ramsey, Krug, Farrell & Lensing, Inc., potential acquisitions, litigation contingencies, student loans, valuation of collateral, stock repurchase programs, capital resources, accounting rules and guidelines, off-balance sheet entities or arrangements and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, changes in laws and regulations affecting financial institutions, ability of BancorpSouth to effectively service loans, ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, performance of WMS, L.L.C. and Ramsey, Krug, Farrell & Lensing, Inc., ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, dependence on existing sources of funding, competition from other financial services companies, market conditions as they affect the ability of BancorpSouth to repurchase shares of its common stock, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets (Unaudited)
	September 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$302,520	$356,976
Interest bearing deposits with other banks	19,157	5,007
Held-to-maturity securities, at amortized cost	990,112	1,193,375
Available-for-sale securities, at fair value	1,997,318	1,642,172
Federal funds sold and securities purchased under agreement to resell	139,872	139,508
Loans	6,287,265	6,435,268
Less: Unearned discount	35,474	45,883
Allowance for credit losses	90,505	87,875
Net loans	6,161,286	6,301,510
Mortgages held for sale	42,412	57,804
Premises and equipment, net	212,282	210,183
Other assets	320,588	282,712
TOTAL ASSETS	$10,185,547	$10,189,247
LIABILITIES
Deposits:
Demand: Non-interest bearing	$1,246,955	$1,183,127
Interest bearing	2,434,498	2,455,821
Savings	786,080	824,902
Time	3,956,889	4,085,068
Total deposits	8,424,422	8,548,918
Federal funds purchased and securities sold under agreements to repurchase	517,420	457,389
Guaranteed preferred beneficial interests in junior subordinated debt securities	125,000	125,000
Long-term debt	138,820	139,757
Other liabilities	125,444	110,360
TOTAL LIABILITIES	9,331,106	9,381,424
SHAREHOLDERS' EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 77,959,972 and 77,680,664 shares	194,900	194,202
Capital surplus	40,770	20,773
Accumulated other comprehensive income	15,419	37,744
Retained earnings	603,352	555,104
TOTAL SHAREHOLDERS' EQUITY	854,441	807,823
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,185,547	$10,189,247
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$98,292	$113,201	$305,207	$338,615
Deposits with other banks	67	82	251	213
Federal funds sold and securities purchased under agreement to resell	1,295	2,487	5,816	9,145
Held-to-maturity securities:
Taxable	10,258	14,182	36,489	41,762
Tax-exempt	1,941	2,395	6,236	7,336
Available-for-sale securities:
Taxable	15,160	12,274	38,319	39,947
Tax-exempt	1,903	2,166	5,992	6,478
Mortgages held for sale	896	721	2,378	2,384
Total interest revenue	129,812	147,508	400,688	445,880
INTEREST EXPENSE:
Deposits	35,260	47,099	115,093	143,835
Federal funds purchased and securities sold under agreement to repurchase	2,018	3,132	6,563	9,662
Other	4,726	4,655	14,011	13,251
Total interest expense	42,004	54,886	135,667	166,748
Net interest revenue	87,808	92,622	265,021	279,132
Provision for credit losses	4,664	8,208	17,658	22,183
Net interest revenue, after provision for
credit losses	83,144	84,414	247,363	256,949
OTHER REVENUE:
Mortgage lending	13,623	(2,595)	25,851	3,859
Service charges	16,131	12,888	46,017	35,693
Life insurance premiums	760	1,091	2,598	3,309
Trust income	1,905	1,693	5,075	5,253
Security gains, net	60	2,453	13,796	5,316
Insurance commissions	11,946	6,123	26,647	17,676
Other	8,695	7,654	31,068	25,950
Total other revenue	53,120	29,307	151,052	97,056
OTHER EXPENSE:
Salaries and employee benefits	49,749	42,301	143,217	125,119
Occupancy, net of rental income	5,932	5,485	17,120	16,161
Equipment	6,063	6,070	17,842	18,869
Telecommunications	1,915	1,922	5,603	5,879
Other	22,192	19,995	63,025	61,491
Total other expense	85,851	75,773	246,807	227,519
Income before income taxes	50,413	37,948	151,608	126,486
Income tax expense	16,539	11,876	49,345	40,090
Net income	$33,874	$26,072	$102,263	$86,396
Net income Per Share: Basic	$0.43	$0.33	$1.32	$1.07
Diluted	$0.43	$0.33	$1.31	$1.07
Dividends declared per common share	$0.16	$0.15	$0.48	$0.45
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Net cash provided by operating activities	$152,788	$132,379
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	1,601,063	472,904
Proceeds from calls and maturities of available-for-sale securities	387,102	989,141
Proceeds from sales of held-to-maturity securities	10,113	5,278
Proceeds from sales of available-for-sale securities	738,167	649,390
Purchases of held-to-maturity securities	(1,407,050)	(605,350)
Purchases of available-for-sale securities	(1,507,518)	(1,966,488)
Net (increase) decrease in short-term investments	(364)	96,393
Net (increase) decrease in loans	19,871	(420,925)
Proceeds from sale of student loans	104,818	99,418
Purchases of premises and equipment	(21,624)	(20,952)
Proceeds from sale of premises and equipment	5,367	5,773
Other, net	(38,724)	(27,903)
Net cash used by investing activities	(108,779)	(723,321)
Financing activities:
Net increase (decrease) in deposits	(124,496)	634,020
Net increase (decrease) in short-term borrowings and other liabilities	93,964	(32,765)
Repayment of long-term debt	(937)	(18,379)
Issuance of junior subordinated debt	–	121,063
Common stock repurchased	(19,638)	(76,319)
Payment of cash dividends	(37,333)	(36,485)
Exercise of stock options	4,125	5,121
Net cash provided by financing activities	(84,315)	596,256
Increase (decrease) in cash and cash equivalents	(40,306)	5,314
Cash and cash equivalents at beginning of period	361,983	359,543
Cash and cash equivalents at end of period	$321,677	$364,857
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND
PRINCIPALS OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2002, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”) as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

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

At September 30, 2003, the Company had three stock-based employee compensation plans, which are the 1990 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1998 Stock Option Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended September 30, 2003 and 2002.

		Three months ended September 30,		Nine months ended September 30,
		2003	2002	2003	2002
		(In thousands, except per share amounts)
Net income, as reported		$33,874	$26,072	$102,263	$86,396
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects		(175)	(244)	(494)	(733)
Pro forma net income		$33,699	$25,828	$101,769	$85,663

Basic earnings per share:	As reported	$0.43	$0.33	$1.32	$1.07
	Pro forma	$0.43	$0.32	$1.31	$1.06

Diluted earnings per share:	As reported	$0.43	$0.33	$1.31	$1.07
	Pro forma	$0.43	$0.32	$1.30	$1.06

NOTE 2 - LOANS

The composition of the loan portfolio by collateral type as of the date indicated is detailed below:

	September 30,		December 31,
	2003	2002	2002
	(In thousands)
Commercial and agricultural	$702,229	$727,781	$716,891
Consumer and installment	591,831	724,895	727,083
Real estate mortgage:
1-4 Family	1,946,551	2,191,013	2,122,202
Other	2,739,300	2,449,169	2,528,253
Lease financing	286,090	303,615	311,769
Other	21,264	23,159	29,070
Total	$6,287,265	$6,419,632	$6,435,268

The following table presents information concerning non-performing loans as of the date indicated:

	September 30,	December 31,
	2003	2002
	(In thousands)
Non-accrual loans	$18,655	$10,514
Loans 90 days or more past due	25,773	26,454
Restructured loans	1,870	20
Total non-performing loans	$46,298	$36,988

NOTE 3 - ALLOWANCE FOR CREDIT LOSSES

The following schedule summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine month periods ended September 30,		Year ended December 31,
	2003	2002	2002
	(In thousands)
Balance at beginning of period	$87,875	$83,150	$83,150
Provision charged to expense	17,658	22,183	29,411
Recoveries	2,989	2,631	3,461
Loans charged off	(18,017)	(21,696)	(29,376)
Acquisitions	–	1,229	1,229
Balance at end of period	$90,505	$87,497	$87,875

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three Months Ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$33,874	77,952	$0.43	$26,072	79,634	$0.33
Effect of dilutive stock
options	–	463		–	533
Diluted EPS
Income available to common shareholders
plus assumed exercise	$33,874	78,415	$0.43	$26,072	80,167	$0.33

	Nine Months Ended September 30,
	2003			2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$102,263	77,646	$1.32	$86,396	80,533	$1.07
Effect of dilutive stock
options	–	449		–	582
Diluted EPS
Income available to common shareholders
plus assumed exercise	$102,263	78,095	$1.31	$86,396	81,115	$1.07

NOTE 5 - COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended September 30,
	2003			2002
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains (losses) arising during holding period	($38,764)	$14,827	($23,937)	$11,256	($4,305)	$6,951
Less: Reclassification adjustment
for net (gains) losses realized in net income	(20)	8	(12)	(2,391)	915	(1,476)
Other comprehensive income (loss)	($38,784)	$14,835	($23,949)	$8,865	($3,390)	$5,475
Net income			33,874			26,072
Comprehensive income			$9,925			$31,547

	Nine Months Ended September 30,
	2003			2002
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains (losses) arising during holding period	($22,670)	$8,671	($13,999)	$18,563	($7,100)	$11,463
Less: Reclassification adjustment
for net (gains) losses realized in net income	(13,484)	5,158	(8,326)	(5,102)	1,952	(3,150)
Other comprehensive income (loss)	($36,154)	$13,829	($22,325)	$13,461	($5,148)	$8,313
Net income			102,263			86,396
Comprehensive income			$79,938			$94,709

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of December 31, 2002	$32,423	$39	$32,462
Goodwill acquired during the year	–	23,444	23,444
Balance as of September 30, 2003	$32,423	$23,483	$55,906

The following table presents information regarding the components of the Company’s identifiable intangible assets for the periods indicated:

	As of September 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,549	$5,297	$11,549	$4,192
Customer relationship intangibles	21,702	1,649	4,877	601
Mortgage servicing rights (MSRs)	88,788	38,081	77,615	29,164
Total	$122,039	$45,027	$94,041	$33,957

Unamortized intangible assets:
Trade names	$688	–	–	–

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2002	2003	2002
Aggregate Amortization Expense for:	(In thousands)
Core deposit intangibles	$364	$399	$1,105	$1,103
Customer relationship intangibles	698	70	1,048	210
Mortgage servicing rights (MSRs)	3,020	2,307	8,917	6,108
Total	$4,082	$2,776	$11,070	$7,421

At September 30, 2003 and December 31, 2002, aggregate impairment for MSRs was approximately $21,015,000 and approximately $23,197,000, respectively.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2003, and the succeeding four years.

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2003	$1,372	$1,565	$10,000	$12,937
For year ended December 31, 2004	1,280	2,655	6,000	9,935
For year ended December 31, 2005	1,197	2,238	5,700	9,135
For year ended December 31, 2006	1,113	1,888	5,500	8,501
For year ended December 31, 2007	851	1,594	5,200	7,645

NOTE 8 - RECENT PRONOUNCEMENTS

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

In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities,” was issued. FIN No. 46 sets forth the criteria used to determine whether an investment in a variable interest entity (“VIE”) should be consolidated with an entity. FIN No. 46 is based on the general premise that companies that control another entity through an interest other than a voting interest should consolidate the controlled entity. The provisions of FIN No. 46 apply immediately for variable interests in VIE’s created or obtained after January 31, 2003. For variable interests in VIE’s created before February 1, 2003, the provisions of FIN No. 46 were to be adopted for fiscal years or interim periods beginning after June 15, 2003. However, on October 9, 2003, the FASB issued FASB Staff Position Fin 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” which defers the effective date of FIN No. 46 as it relates to VIE’s created before February 1, 2003 until the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN No. 46 is expected to have no material impact on the financial position or results of operations of the Company.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging relationships entered into, modified or designated after June 30, 2003. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. SFAS No. 149 was adopted by the Company effective June 30, 2003. The adoption of SFAS No. 149 has had no material impact on the financial position or results of operations of the Company.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company effective May 31, 2003. The adoption of SFAS No. 150 has had no material impact on the financial position or results of operations of the Company.

NOTE 9 - BUSINESS COMBINATIONS

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

On May 15, 2003, the Company purchased certain assets of WMS, L.L.C. (“WMS”), which operated under the name of Wright & Percy Insurance. Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Based on the performance of WMS over the three years following the completion of this transaction, the Company may have to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

On August 1, 2003, Ramsey, Krug, Farrell & Lensing, Inc. (“RKF&L”), an independent insurance agency headquartered in Little Rock, Arkansas, merged with and into the Bank. Consideration paid to complete this transaction consisted of 473,918 shares of the Company’s common stock in addition to cash paid to RKF&L shareholders in the aggregate amount of approximately $10,028,000. Based on the performance of RKF&L over the three years following the completion of this transation, the Company may have to pay an additional aggregate amount of up to $7,633,000 in a combination of cash and shares of the Company’s common stock to RKF&L shareholders in three annual installments. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

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

Results of operations and selected financial information by operating segment for the three month and nine month periods ended September 30, 2003 and 2002 are presented below:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended September 30, 2003
Results of Operations
Net interest revenue	$75,761	$12,047	$87,808
Provision for credit losses	4,042	622	4,664
Net interest revenue after provision for credit losses	71,719	11,425	83,144
Other revenue	24,432	28,688	53,120
Other expense	64,044	21,807	85,851
Income before income taxes	32,107	18,306	50,413
Income taxes	10,533	6,006	16,539
Net income	$21,574	$12,300	$33,874
Selected Financial Information
Total assets (at end of period)	$9,371,689	$813,858	$10,185,547
Depreciation & amortization	5,931	503	6,434
Three Months Ended September 30, 2002
Results of Operations
Net interest revenue	$78,650	$13,972	$92,622
Provision for credit losses	6,813	1,395	8,208
Net interest revenue after provision for credit losses	71,837	12,577	84,414
Other revenue	22,148	7,159	29,307
Other expense	60,255	15,518	75,773
Income before income taxes	33,730	4,218	37,948
Income taxes	10,556	1,320	11,876
Net income	$23,174	$2,898	$26,072
Selected Financial Information
Total assets (at end of period)	$9,248,494	$872,118	$10,120,612
Depreciation & amortization	6,134	422	6,556

	Community Banking	General Corporate and Other	Total
	(In thousands)
Nine Months Ended September 30, 2003
Results of Operations
Net interest revenue	$226,792	$38,229	$265,021
Provision for credit losses	15,826	1,832	17,658
Net interest revenue after provision for credit losses	210,966	36,397	247,363
Other revenue	84,902	66,150	151,052
Other expense	189,540	57,267	246,807
Income before income taxes	106,328	45,280	151,608
Income taxes	34,607	14,738	49,345
Net income	$71,721	$30,542	$102,263
Selected Financial Information
Total assets (at end of period)	$9,371,689	$813,858	$10,185,547
Depreciation & amortization	17,994	1,440	19,434
Nine Months Ended September 30, 2002
Results of Operations
Net interest revenue	$235,222	$43,910	$279,132
Provision for credit losses	19,438	2,745	22,183
Net interest revenue after provision for credit losses	215,784	41,165	256,949
Other revenue	61,230	35,826	97,056
Other expense	181,758	45,761	227,519
Income before income taxes	95,256	31,230	126,486
Income taxes	30,192	9,898	40,090
Net income	$65,064	$21,332	$86,396
Selected Financial Information
Total assets (at end of period)	$9,248,494	$872,118	$10,120,612
Depreciation & amortization	18,701	1,315	20,016

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

BancorpSouth, Inc. (the “Company”) is a bank holding company headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, mortgage loan, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. BancorpSouth Capital Trust I, a business trust organized for the purpose of issuing preferred securities to the public, is treated as a subsidiary of the Company for financial reporting purposes (See “Note 6 – Trust Preferred Securities” to Consolidated Condensed Financial Statements).

The following discussion provides certain information concerning the consolidated financial condition and results of operations of the Company. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements for the periods ended September 30, 2003 and 2002 found in “Item 1. Financial Statements” of this Report.

RESULTS OF OPERATIONS

Summary

The Company’s net income for the third quarter of 2003 was $33.87 million, an increase of 29.92% from $26.07 million in the third quarter of 2002. For the first nine months of 2003, net income was $102.26 million, an increase of 18.37% from $86.40 million for the same period of 2002. Basic and diluted earnings per share for the third quarter of 2003 were $0.43 compared to basic and diluted earnings per share of $0.33 for the same period of 2002. For the nine months ended September 30, 2003, basic and diluted earnings per share were $1.32 and $1.31, respectively, compared to basic and diluted earnings per share of $1.07 for the first nine months of 2002. The annualized returns on average assets for the third quarter of 2003 and 2002 were 1.31% and 1.04%, respectively. For the nine months ended September 30, 2003 and 2002, the annualized returns on average assets were 1.33% and 1.18%, respectively.

Critical Accounting Policies

During the nine months ended September 30, 2003, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Net interest revenue was $90.23 million for the three months ended September 30, 2003, compared to $95.55 million for the same period in 2002, representing a decrease of $5.32 million, or 5.57%. For the first nine months of 2003 and 2002, net interest revenue was $272.73 million and $287.98 million, respectively, representing a decrease of $15.25 million, or 5.29%.

Interest revenue decreased $18.20 million, or 12.10%, to $132.23 million for the three months ended September 30, 2003 from $150.43 million for the three months ended September 30, 2002. While average interest earning assets increased by $188.25 million, or 2.02%, to $9.51 billion for the third quarter of 2003 from $9.32 billion for the third quarter of 2002, the average yield of those assets declined by 88 basis points to 5.52% for the third quarter of 2003 from 6.40% for the third quarter of 2002. For the first nine months of 2003 and 2002, interest revenue was $408.40 million and $454.73 million, respectively, representing a decrease of $46.33 million, or 10.19%. Average interest earning assets increased $372.26 million, or 4.06%, from $9.16 billion for the nine months ended September 30, 2002 to $9.53 billion for the nine months ended September 30, 2003, while the average yield on those assets decreased 91 basis points to 5.73% for the nine months ended September 30, 2003 from 6.64% for the nine months ended September 30, 2002.

Interest expense decreased $12.88 million, or 23.47%, to $42.00 million for the three months ended September 30, 2003 from $54.89 million for the three months ended September 30, 2002. Average interest bearing liabilities increased $37.60 million, or 0.47%, to $8.04 billion for the third quarter of 2003 from $8.00 billion for the third quarter of 2002, while the average rate paid on those liabilities decreased 65 basis points to 2.07% for the third quarter of 2003 from 2.72% for the third quarter of 2002. For the first nine months of 2003 and 2002, interest expense was $135.67 million and $166.75 million, respectively, representing a decrease of $31.08 million, or 18.64%. Average interest bearing liabilities increased $296.14 million, or 3.78%, from $7.83 billion for the nine months ended September 30, 2002 to $8.12 billion for the nine months ended September 30, 2003, while the average rate paid on those liabilities decreased 62 basis points from 2.85% for the nine months ended September 30, 2002 to 2.23% for the nine months ended September 30, 2003.

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

Net interest margin for the third quarter of 2003 and 2002 was 3.76% and 4.07%, respectively, representing a decrease of 31 basis points. Net interest rate spread for the third quarter of 2003 was 3.44%, a decrease of 24 basis points from 3.68% for the same period of 2002. Net interest margin for the first nine months of 2003 was 3.83%, a decrease of 37 basis points from 4.20% for the same period of 2002. Net interest rate spread for the first nine months of 2003 was 3.50%, a decrease of 29 basis points from 3.79% for the same period of 2002. The decline in net interest margin and net interest rate spread was due to a larger decrease in the average rate earned on interest earning assets, from 6.40% for the third quarter of 2002 to 5.52% for the third quarter of 2003, than the decrease in the average rate paid on interest bearing liabilities from 2.72% for the third quarter of 2002 to 2.07% for the third quarter of 2003. The narrowing of the Company’s net interest margin and net interest rate spread in 2003 compared to 2002 is primarily due to reduced loan activity in 2003 and lower yields on available-for-sale and held-to-maturity securities in 2003. The absence of significant loan demand is attributable to the current economic environment in both our regional and the national markets. With decreased demand for loans during the first nine months of 2003, the Company invested in various securities that traditionally provide lower yields than loans, and due to the lower prevailing interest rates during 2003, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning. Also contributing to lower yields on securities in 2003 was the sale in the first quarter of 2003 of approximately $720 million of available-for-sale securities. The proceeds from this sale were reinvested at lower yields than the securities that were sold were earning. The sale of these intermediate-term securities was part of the Company’s efforts to manage the interest rate sensitivity of its assets and liabilities.

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

The provision for credit losses totaled $4.66 million for the third quarter of 2003, compared to $8.21 million for the same period of 2002, representing a decrease of 43.18%. For the nine month periods ended September 30, 2003 and 2002, the provision for credit losses totaled $17.66 million and $22.18 million, respectively, representing a decrease of 20.40%. The decrease in the provision for credit losses for the third quarter and first nine months of 2003 when compared to the same periods of 2002 reflects the decline in loans charged off, net of recoveries, in 2003 when compared to 2002. Loans charged off, net of recoveries, decreased 23.16% in the third quarter of 2003 when compared to the same period of 2002. Loans charged off, net of recoveries, decreased 21.17% in the first nine months of 2003 when compared to the same period in 2002. The decrease in the provision for credit losses for the third quarter of 2003 of approximately $3.54 million from the provision for credit losses for the third quarter of 2002 is also reflective of the fact that the Company had experienced at September 30, 2003 a $121.36 million decline in loans outstanding since the end of the third quarter of 2002. The Company’s exposure to losses from indirect automobile sales financing also continues to diminish as that portfolio of loans totaled $29.85 million at September 30, 2003, $65.53 million at December 31, 2002 and $81.10 million at September 30, 2002. The Company’s allowance for credit losses as a percentage of loans outstanding at September 30, 2003 was 1.45%, at December 31, 2002 was 1.38% and at September 30, 2002 was 1.37%.

Other Revenue

Other revenue for the quarter ended September 30, 2003 totaled $53.12 million, compared to $29.31 million for the same period of 2002, an increase of 81.25%. For the nine months ended September 30, 2003 and 2002, other revenue was $151.05 million and $97.06 million, respectively, an increase of 55.63%. Revenue of $13.62 million from mortgage lending activities was recorded for the three months ended September 30, 2003, an increase of $16.22 million from a loss of $2.60 million for the third quarter of 2002. For the nine month periods ended September 30, 2003 and 2002, revenue from mortgage lending activities was $25.85 million and $3.86 million, respectively, an increase of $21.99 million. The Company’s revenue from mortgage lending is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans, and typically fluctuates as interest rates change. The Company’s normal practice is to generate mortgage loans, sell the loans in the secondary market and retain the servicing rights to the sold loans. The origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated. The mortgage servicing rights are capitalized and carried as an asset by the Company at the lower of cost or fair value and represent the present value of the future stream of servicing fees expected to be earned over the estimated lives of the loans being serviced. The Company does not routinely hedge the value of its mortgage servicing asset, which is susceptible to significant fluctuations in value in changing interest rate environments. When interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s mortgage servicing asset typically declines as the expected lives of the underlying mortgages shorten. When interest rates rise, refinancing of home mortgages typically declines and the value of the Company’s mortgage servicing asset typically increases as the expected lives of the underlying mortgages lengthen. During the third quarter of 2003, mortgage revenue was enhanced by the recovery of $5.75 million of previously recorded impairment charges against the Company’s mortgage servicing asset. During the third quarter of 2002, mortgage revenue was negatively impacted by $9.16 million in impairment charges against the mortgage servicing asset. For the nine months ended September 30, 2003, mortgage revenue reflects the benefit of a $1.86 million recovery of previously recorded impairment charges compared to a decrease in mortgage revenue of $12.78 million as a result of impairment charges for the nine months ended September 30, 2002. Revenue from mortgage loan origination activities was $8.35 million during the third quarter of 2003 compared to $6.23 million for the third quarter of 2002, representing an increase of 33.93%. Revenue from mortgage loan origination activities was $25.13 million for the first nine months of 2003 compared to $14.87 million in the first nine months of 2002, representing an increase of 68.93%. This increase in revenue from originations is directly attributable to the increased volume of mortgage loans originated in the respective periods. Mortgage loans originated during the third quarter of 2003 totaled $360.14 million compared to originations of $269.06 million during the third quarter of 2002, representing an increase of 33.85%. Mortgage loans originated during the first nine months of 2003 totaled $1.06 billion, an increase of 65.10% over $639.17 million originated during the comparable period of 2002.

Service charge revenue increased 25.16%, from $12.88 million for the third quarter of 2002 to $16.13 million for the third quarter of 2003, and increased 28.92%, from $35.69 million in the first nine months of 2002 to $46.02 million in the first nine months of 2003. The increase in service charges on deposit accounts is attributable to higher volumes of items processed, growth in the number of deposit accounts and fee increases. Life insurance premium revenue decreased by 30.34% for the third quarter of 2003 when compared to the third quarter of 2002. The Company has reduced its emphasis toward selling credit life insurance products and expects this trend of declining life insurance premium revenue to continue. Insurance commissions increased 95.10%, from $6.12 million for the third quarter of 2002 to $11.95 million for the third quarter of 2003, and increased 50.75%, from $17.68 million in the first nine months of 2002 to $26.65 million in the first nine months of 2003. The increase in insurance commissions for the third quarter and first nine months of 2003 compared to the respective periods in 2002 is attributable to increased property and casualty commissions. The Company’s acquisition of an insurance agency in each of the second and third quarters of 2003 (See “Note 9 – Business Combinations” to Consolidated Condensed Financial Statements) was the primary factor contributing to the increases in insurance commissions during 2003. Trust income from fiduciary activities was $1.91 million for the third quarter of 2003, an increase of 12.52% from $1.69 million reported in the third quarter of 2002.

Net security gains of approximately $60,000 were reported in the third quarter of 2003 compared to net security gains of $2.45 million for the third quarter of 2002, and net security gains were $13.80 million in the first nine months of 2003 compared to $5.32 million in the first nine months of 2002. The net security gains for the first nine months of 2003 were primarily from the sale in the first quarter of approximately $720 million in intermediate term securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. Other revenue for the third quarter of 2003 included a gain of approximately $277,000, and for the first nine months of 2003 included a gain of $2.81 million, from the sale of an aggregate amount of $102.01 million in student loans originated by the Company. Other revenue for the third quarter of 2002 included a gain of approximately $49,000, and for the first nine months of 2002 included a gain of $2.59 million, from the sale of an aggregate amount of $90.11 million in student loans originated by the Company. The Bank continues to originate student loans, which may result in subsequent periodic sales.

Other Expense

Other expense totaled $85.85 million for the third quarter of 2003, a 13.30% increase from $75.77 million for the same period of 2002. For the nine months ended September 30, 2003, other expense totaled $246.81 million, an 8.48% increase from $227.52 million for the same period in 2002. Salaries and employee benefits expense for the third quarter of 2003 was $49.75 million, a 17.61% increase from $42.30 million for the third quarter of 2002, and for the first nine months of 2003 was $143.22 million compared to $125.12 million in the first nine months of 2002, an increase of 14.46%. This increase is attributable to increases in employee salaries and the cost of employee health care, pension and other benefits, the addition of employees for locations added since the third quarter of 2002 and employees added through the insurance agencies acquired in 2003. Occupancy expense increased 8.15% to $5.93 million for the third quarter of 2003 from $5.49 million for the third quarter of 2002, and increased 5.93% to $17.12 million for the first nine months of 2003 from $16.16 million for the first nine months of 2002. This increase was primarily due to additional locations and facilities opened since September 30, 2002. Equipment expense of $6.06 million for the third quarter of 2003 represented a decrease of 0.12% when compared to equipment expense of $6.07 million for the third quarter of 2002. For the first nine months of 2003, equipment expense was $17.84 million, a 5.44% decrease from $18.87 million for the first nine months of 2002. The decrease is primarily attributable to decreases in equipment rental and maintenance expense. Telecommunications expense of $1.92 million for the third quarter of 2003 is virtually unchanged when compared to the third quarter of 2002. For the first nine months of 2003, telecommunications expense of $5.60 million represented a 4.69% decrease when compared to telecommunications expense of $5.88 million for the same period of 2002. This decrease is primarily attributable to decreased voice and data transmission expenses. The other components of other expense for the third quarter of 2003 totaled $22.19 million, a 10.99% increase from $20.00 million for the third quarter of 2002, and for the first nine months of 2003, the other components of other expense totaled $63.03 million when compared to $61.49 million for the first nine months of 2002, an increase of 2.49%. While some categories of other expense increased due to normal increases in the cost of services and supplies, other categories of other expense decreased due to expense control efforts. Specifically expenses in the insurance agencies acquired in 2003 also increased this other component of other expense when comparing 2003 to 2002.

Income Tax

Income tax expense was $16.54 million and $11.88 million for the third quarter of 2003 and 2002, respectively, representing an increase of 39.26%. For the nine month period ended September 30, 2003, income tax expense was $49.35 million, compared to $40.09 million for the same period in 2002, representing an increase of 23.09%. The increase for the third quarter of 2003 compared to the third quarter of 2002 is a function of increased pretax income in the third quarter of 2003. The effective tax rates for the third quarter of 2003 and 2002 were 32.81% and 31.30%, respectively, while the effective tax rates for the nine month periods ended September 30, 2003 and 2002 were 32.55% and 31.70%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2003 were $9.44 billion, or 92.69% of total assets, compared with $9.43 billion, or 92.52% of total assets, at December 31, 2002.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2003 were $990.11 million, compared with $1.19 billion at the end of 2002, a 17.03% decrease. Available-for-sale securities were $2.00 billion at September 30, 2003, compared to $1.64 billion at December 31, 2002, a 21.63% increase.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.25 billion at September 30, 2003, which represents a 2.15% decrease from the December 31, 2002 total of $6.39 billion. We believe that the decline in loans is primarily attributable to the weak economic climate in both our regional and national economies. Management also continued its strategy to reduce the Company’s exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. Indirect automobile loans were $29.85 million at September 30, 2003, representing a decrease of $35.68 million from $65.53 million at December 31, 2002.

At September 30, 2003, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

Collateral for some of the Company’s loans is subject to fair value evaluations that fluctuate with market conditions and other external factors. In addition, while the Company has certain underwriting obligations related to such evaluations from a review standpoint, evaluations of some real property and other collateral are dependent upon third party independent appraisers employed either by the Company’s customers or as independent contractors of the Company.

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.74% of all loans outstanding at September 30, 2003 and 0.62% of all loans outstanding at December 31, 2002.

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

	September 30,				December 31,
	2003		2002		2002
	ALLOWANCE		ALLOWANCE		ALLOWANCE
	FOR	% OF	FOR	% OF	FOR	% OF
	CREDIT	TOTAL	CREDIT	TOTAL	CREDIT	TOTAL
	LOSSES	LOANS	LOSSES	LOANS	LOSSES	LOANS
	(Dollars in thousands)
Commercial and agricultural	$11,386	11.17%	$10,609	11.34%	$10,509	11.14%
Consumer and installment	11,147	9.41%	12,560	11.29%	12,212	11.30%
Real estate mortgage	64,454	75.53%	61,291	72.28%	61,987	72.27%
Lease financing	2,946	4.55%	2,825	4.73%	2,904	4.84%
Other	572	0.34%	212	0.36%	263	0.45%
Total	$90,505	100.00%	$87,497	100.00%	$87,875	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended September 30,		Twelve months ended December 31,
	2003	2002	2002
	(Dollars in thousands)
Balance, beginning of period	$87,875	$83,150	$83,150
Loans charged off:
Commercial and agricultural	(4,803)	(6,000)	(8,855)
Consumer & installment	(9,115)	(12,144)	(14,838)
Real estate mortgage	(3,745)	(3,383)	(5,490)
Lease financing	(354)	(169)	(193)
Total loans charged off	(18,017)	(21,696)	(29,376)
Recoveries:
Commercial and agricultural	683	670	838
Consumer & installment	1,576	1,734	2,085
Real estate mortgage	724	193	501
Lease financing	6	34	37
Total recoveries	2,989	2,631	3,461

Net charge-offs	(15,028)	(19,065)	(25,915)

Provision charged to operating expense	17,658	22,183	29,411
Acquisitions	–	1,229	1,229
Balance, end of period	$90,505	$87,497	$87,875
Average loans for period	$6,302,564	$6,258,897	$6,283,798
Ratios:
Net charge-offs to average loans-annualized	0.32%	0.41%	0.41%

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Deposits totaled $8.42 billion at September 30, 2003 as compared to $8.55 billion at December 31, 2002, representing a 1.46% decrease. Non-interest bearing demand deposits increased by $63.83 million, or 5.39%, to $1.25 billion at September 30, 2003 from $1.18 billion at December 31, 2002, while interest bearing demand, savings and time deposits decreased $188.32 million, or 2.56%, to $7.18 billion at September 30, 2003 from $7.37 billion at December 31, 2002.

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

The Company is required to comply with the risk-based capital requirements of the Board of Governors of the Federal Reserve System. These requirements apply a variety of weighting factors, which vary according to the level of risk associated with the particular assets. At September 30, 2003, the Company’s Tier 1 capital and total capital, as a percentage of total risk-adjusted assets, were 13.08% and 14.34% respectively. Both ratios exceed the required minimum levels for these ratios of 4.0% and 8.0%, respectively. In addition, the Company’s Tier 1 leverage capital ratio (Tier 1 capital divided by total assets, less goodwill) was 8.63% at September 30, 2003, compared to the required minimum Tier 1 leverage capital ratio of 4%. The $125 million in trust preferred securities issued by the Company on January 28, 2002 qualifies as Tier 1 capital (See “Note 6 – Trust Preferred Securities” to the Consolidated Condensed Financial Statements).

The Company may pursue acquisition transactions of depository institutions, financial services entities and businesses incidental to banking which further the Company’s business strategies. The Company anticipates that a portion of the consideration for substantially all of these transactions, if any, would be shares of the Company’s common stock; however, transactions involving only cash consideration or other forms of consideration may also be considered.

On February 15, 2002, the Company announced a stock repurchase program whereby the Company may acquire up to 4.1 million shares of its common stock. The shares could be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. The extent and time of any repurchase would depend on market conditions and other corporate considerations. This repurchase program was expected to be completed within 18 months from its announcement date. Repurchased shares are to be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. During the third quarter of 2003, the Company repurchased the remaining 230,892 shares of its common stock needed to complete the acquisition of the 4.1 million shares authorized by this repurchase plan.

On April 23, 2003, the Company announced a new stock repurchase program whereby the Company may acquire up to 3.9 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and time of any repurchase will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. During the third quarter of 2003, approximately 327,000 shares of the Company’s common stock was repurchased under this repurchase program and represents the total shares acquired under this repurchase plan as of September 30, 2003.

The Company conducts its stock repurchase programs by using funds received in the ordinary course of business. The Company has not experienced a significant effect on its capital resources or liquidity due to its repurchase of shares of its common stock, and does not expect to experience any significant effects in connection with its stock repurchase programs during the terms of these programs. The stock repurchase programs may have a positive impact on the Company’s earnings per share depending on, among other things, prevailing interest rates and the prices at which shares are purchased under the stock repurchase programs.

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

During the fourth quarter of 2002, the Company entered into two settlements with an expected total of approximately 1,800 individual claimants. Under the terms of these settlements, claimants whose loan documents contained arbitration agreements would receive smaller amounts to settle their claims than those whose loan documents did not contain arbitration agreements. The Company accrued $3.2 million during the fourth quarter of 2002, which the Company then believed was the amount needed to settle the claims covered in the settlements. These settlements were completed in the second quarter of 2003 with 1,712 individual claimants for approximately $2.8 million. The balance of the $3.2 million accrual was reversed in the second quarter of 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2003, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5, 1995, and incorporated herein by reference).
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 5,
1995, and incorporated herein by reference).
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company's Annual
Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company's Annual
Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights
Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase
Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed
April 24, 1991 and incorporated herein by reference).
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the
Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference).
(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as
Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the three months ended September 30, 2003, we filed the following current report on Form 8-K:

A current report on Form 8-K was filed July 17, 2003, reporting under Item 7. “Financial Statements and Exhibits,” Item 9. “Regulation FD Disclosure” and Item 12. “Disclosure of Results of Operations and Financial Condition.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: November 12, 2003	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274)
filed on January 5, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as
Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration
No. 33-88274) filed on January 5, 1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the
Company's Annual Report on Form 10-K for the year ended December 31, 1998
(file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the
Company's Annual Report on Form 10-K for the year ended December 31, 2000
(file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference)
(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as
Exhibit 2 to the Company's amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference)
(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).
(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust
I (filed as Exhibit 4.13 to the Company's Current Report on Form 8-K filed on
January 28, 2002 and incorporated herein by reference).
(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth
Capital Trust I (filed as Exhibit 4.25 to the Company's Current Report on Form
8-K filed on January 28, 2002 and incorporated herein by reference).
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to
Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to
Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.