Form 10-K
period 2003-12-31
BANCORPSOUTH INC
filed 2004-03-11
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

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

(662) 680-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common stock, $2.50 par value Common stock purchase rights Guarantee of 8.15% Preferred Securities of BancorpSouth Capital Trust I	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $2.50 par value
Common stock purchase rights
Guarantee of 8.15% Preferred Securities of BancorpSouth Capital Trust I

(Title of Class)

(Cover Page Continued on Next Page)

(Continued from Cover Page)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $1,543,000,000, based on the last reported sale price per share of the Registrant’s common stock as reported on the New York Stock Exchange on June 30, 2003.

     As of February 27, 2004, the Registrant had outstanding 77,696,771 shares of Common Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement used in connection with Registrant’s 2004 Annual Meeting of Shareholders, to be held April 28, 2004, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2003
CONTENTS

PART I

ITEM 1. – BUSINESS.

GENERAL

     BancorpSouth, Inc. (the “Company”) is a bank holding company incorporated in 1982, with commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. Its principal subsidiary is BancorpSouth Bank (the “Bank”). At December 31, 2003, the Company and its subsidiaries had total assets of approximately $10.31 billion and total deposits of approximately $8.60 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

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

DESCRIPTION OF BUSINESS

     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 246 offices in 128 municipalities or communities in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank has grown through the acquisition of other banks and insurance companies, the purchase of assets from federal regulators and through the opening of new branches and offices.

     The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates investment services, consumer finance, credit insurance and insurance agency subsidiaries which engage in investment brokerage services, consumer lending, credit insurance sales and sales of other insurance products. The Bank’s trust department offers a variety of services including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.

     The Company has registered the trademarks “BancorpSouth,” both typed form and design, and “Bank of Mississippi,” both typed form and design, with the U.S. Patent and Trademark Office. The trademark “BancorpSouth” will expire in 2011, and “Bank of Mississippi” will expire in 2010, unless the Company extends these trademarks for additional 10 year periods. Registrations of trademarks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that the Company continues to use these trademarks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

     At December 31, 2003, the Company and its subsidiaries had approximately 4,000 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

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

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) was signed into law. IBBEA permits adequately capitalized and managed bank holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank must have been in existence for a certain minimum time period that may not exceed five years. A bank holding company may not, following an interstate acquisition, control more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; provided, however, that mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

     The Community Reinvestment Act of 1997 (“CRA”) and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. At December 31, 2003, the Company had a “satisfactory” CRA rating.

     The federal Gramm-Leach-Bliley Act of 1999 (the “GLBA”) was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits bank holding companies to elect to become a

“financial holding company,” which would expand the powers of a bank holding company. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself defines certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company’s depository subsidiaries must be both well-capitalized and well-managed and must have at least a satisfactory rating under the CRA. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization and management requirements. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of the personal financial information of customers and to regulate use of such information by financial institutions. A bank holding company that does not elect to become a financial holding company remains subject to the Bank Holding Company Act. Management believes that the Company currently meets the requirements to make an election to become a financial holding company under the GLBA. The Company has not elected to become a financial holding company, but may do so in the future.

     On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Among its other provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA Patriot Act also requires that financial institutions must follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

Residential Consumer Lending

     A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank’s primary market areas. Home mortgage lending is unique in that a broad geographic territory may be serviced by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from affordable storefront locations in commercial buildings. In addition, the Bank offers construction loans, second mortgage loans and home equity lines of credit.

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

     In most cases, the Bank sells its mortgage loans with terms of 15 years or more in the secondary market and maintains the right to service those loans. The sale to the secondary market allows the Bank to manage the interest rate risks related to such lending operations. This brokerage arrangement allows the Bank to accommodate its clients’ demands while eliminating the interest rate risk for the 15 to 30 year period generally associated with such loans. Generally, after the sale of a loan, the Bank’s only involvement is to act as a servicing agent. In certain cases, the Bank may be required to repurchase mortgage loans upon which customers have defaulted that were previously sold in the secondary market if these loans did not meet the underwriting standards of the entity that purchased the loans. These loans would be held by the Bank in its mortgage loan portfolio.

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

     The Bank also issues credit cards solicited on the basis of applications received through referrals from the Bank’s branches and other marketing efforts. The Bank generally has a small portfolio of credit card receivables outstanding. Credit card lines are underwritten using conservative credit criteria, including past credit history and debt-to-income ratios, similar to the credit policies applicable to other personal consumer loans. The Bank believes that its historical credit card losses have been well below industry norms.

     Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Financial stability of the borrower and credit history are the primary factors to be considered. The availability of collateral is also a factor considered in making such a loan. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

OTHER FINANCIAL SERVICES

     The Bank’s consumer finance subsidiary extends consumer loans to individuals and entities that may not satisfy the Bank’s lending standards and operates in 41 offices located in 39 communities in Mississippi and Tennessee.

     The Bank’s insurance service subsidiary serves as agents in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana.

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

RECENT ACQUISITIONS

     On May 15, 2003, certain assets of WMS, L.L.C. (“WMS”), an independent insurance agency headquartered in Baton Rouge, Louisiana, that operated under the name of Wright & Percy Insurance, were acquired by BancorpSouth Insurance Services, Inc., a subsidiary of the Bank (“BancorpSouth Insurance”). Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Based on the performance of WMS over the three years following the completion of this transaction, the Company may have to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments. The operations of Wright & Percy Insurance became a part of BancorpSouth Insurance. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

     On August 1, 2003, Ramsey, Krug, Farrell & Lensing, Inc. (“RKF&L”), an independent insurance agency headquartered in Little Rock, Arkansas, merged with and into the Bank. Subsequent to the merger, the operations of RKF&L became a part of BancorpSouth Insurance. Consideration paid to complete this transaction consisted of 473,918 shares of the Company’s common stock in addition to cash paid to RKF&L shareholders in the aggregate amount of approximately $10,028,000. Based on the performance of RKF&L over the three years following the completion of this transaction, the Company may have to pay an additional aggregate amount of up to $7,633,000 in a combination of cash and shares of the Company’s common stock to RKF&L shareholders in three annual installments. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

SELECTED STATISTICAL INFORMATION

     Set forth in this section is certain selected statistical information relating to the Company’s business.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

     See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Revenue” included herein for information regarding the distribution of assets, liabilities and shareholders’ equity, and interest rates and interest differential.

Analysis of Changes in Effective Interest Differential

     See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Interest Revenue” included herein for information regarding the analysis of changes in effective interest differential.

Investment Portfolio

Held-to-Maturity Securities

     The following table shows the amortized cost of held-to-maturity securities at December 31, 2003, 2002 and 2001:

	December 31

	2003	2002	2001

		(In thousands)
U. S. Treasury securities	$7,315	$28,406	$23,034
U. S. Government agency securities	869,732	895,681	798,887
Taxable obligations of states and political subdivisions	14,383	15,749	12,154
Tax exempt obligations of states and political subdivisions	151,694	184,226	201,343
Other securities	48,867	69,313	75,045

TOTAL	$1,091,991	$1,193,375	$1,110,463

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2003

		U.S.
	U.S.	Government	States &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield

		(Dollars in thousands)
Period to Maturity:
Maturing within one year	$1,998	$201,617	$20,427	$20,071	3.78%
Maturing after one year but within five years	5,317	583,204	54,098	28,796	4.20%
Maturing after five years but within ten years	—	84,911	39,360	—	7.01%
Maturing after ten years	—	—	52,192	—	7.16%

TOTAL	$7,315	$869,732	$166,077	$48,867

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

     The following table shows the book value of available-for-sale securities at December 31, 2003, 2002 and 2001:

	December 31

	2003	2002	2001

		(In thousands)
U. S. Treasury securities	$217,396	$332	$7,383
U. S. Government agency securities	1,515,506	1,377,508	821,607
Taxable obligations of states and political subdivisions	9,367	10,481	13,007
Tax exempt obligations of states and political subdivisions	156,753	173,772	164,800
Other securities	90,668	80,079	76,394

TOTAL	$1,989,690	$1,642,172	$1,083,191

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2003

		U.S.
	U.S.	Government	State &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield

		(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$104,230	$13,109	$43,000	4.85%
Maturing after one year but within five years	321	1,210,577	42,638	40,090	3.59%
Maturing after five years but within ten years	217,075	123,932	41,384	283	4.10%
Maturing after ten years	—	76,767	68,989	7,295	5.49%

TOTAL	$217,396	$1,515,506	$166,120	$90,668

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.

Loan Portfolio

     The Company’s loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Company at December 31 for the years indicated. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans” included herein for more information regarding the Company’s loan portfolio.

	December 31

	2003	2002	2001	2000	1999

			(In thousands)
Commercial & agricultural	$743,286	$716,891	$691,463	$757,885	$712,799
Consumer & installment	533,755	727,083	865,188	1,065,324	1,197,277
Real estate mortgage	4,738,715	4,650,455	4,248,467	4,027,751	3,444,172
Lease financing	227,918	311,769	291,116	288,884	258,811
Other	23,583	29,070	30,811	21,238	12,984

Total gross loans	$6,267,257	$6,435,268	$6,127,045	$6,161,082	$5,626,043

Maturity Distribution of Loans

     The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of loans net of unearned discount of the Company as of December 31, 2003:

	One Year	One to	After
	or Less	Five Years	Five Years

		(In thousands)
Commercial & agricultural	$511,196	$216,108	$11,928
Consumer & installment	367,091	155,187	8,565
Real estate mortgages	3,259,059	1,377,763	76,042
Lease financing	156,751	66,266	3,657
Other	16,219	6,857	378

Total Loans, net of unearned discount	$4,310,316	$1,822,181	$100,570

Sensitivity of Loans to Changes in Interest Rates

     The interest rate sensitivity of the Company’s loan portfolio is important in the management of effective interest differential. The Company attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Company’s loans net of unearned discount as of December 31, 2003:

	December 31, 2003

	Fixed	Variable
	Rate	Rate

	(In thousands)
Loan Portfolio Due after one year	$1,279,399	$643,352

Non-Accrual, Past Due and Restructured Loans

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Company’s non-performing loans were as follows at the end of each period presented:

	December 31

	2003	2002	2001	2000	1999

			(In thousands)
Non-accrual loans	$18,139	$10,514	$10,825	$15,572	$13,352
Loans 90 days or more past due	30,634	29,104	33,012	25,732	17,311
Restructured loans	2,659	20	40	879	1,125

Total gross loans	$51,432	$39,638	$43,877	$42,183	$31,788

     The total amount of interest earned on non-performing loans was approximately $248,000, $274,000 and $493,000 in 2003, 2002 and 2001, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $1,334,000, $936,000 and $1,402,000 in 2003, 2002 and 2001, respectively.

     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2003, 2002 and 2001 was $13,979,000, $9,797,000 and $9,315,000, respectively, with a valuation allowance of $6,854,000, $4,827,000 and $4,480,000, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $15,695,000, $9,408,000 and $10,396,000, respectively.

     The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, no loans of significance were known to be potential non-performing loans.

     At December 31, 2003, the Company did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

Summary of Credit Loss Experience

     In the normal course of business, the Company assumes risks in extending credit. The Company manages these risks through its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict credit losses with certainty, management continuously reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.

     Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a Loan Loss Reserve Valuation Committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee considers estimates of loss for individually analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of the allowance for credit losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s Loan Administration, Lending and Finance departments. In each period, the Loan Loss Committee bases the allowance for credit losses on its loan classification system as well as an analysis of general economic and business trends in the Company’s region and nationally.

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

     The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Company include loan growth, changes in the size and characteristics of the loan portfolio, net charge-offs, changes in nonperforming and past due loans, historical loan loss experience, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, concentrations of loans to specific borrowers or industries and other factors. Some of the qualitative factors that the Company considers include existing general economic conditions, the existing risks of individual loans and other factors.

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

     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	2003		2002		2001

	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS
	ANCE	IN EACH	ANCE	IN EACH	ANCE	IN EACH
	FOR	CATEGORY	FOR	CATEGORY	FOR	CATEGORY
	CREDIT	TO TOTAL	CREDIT	TO TOTAL	CREDIT	TO TOTAL
	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS

	(Dollars in thousands)
Commercial & agricultural	$12,116	11.86%	$10,509	11.14%	$10,923	11.29%
Consumer & installment	10,311	8.52%	12,212	11.30%	12,853	14.12%
Real estate mortgage	66,161	75.61%	61,987	72.27%	50,068	69.34%
Lease financing	2,758	3.64%	2,904	4.84%	2,584	4.75%
Other	766	0.37%	263	0.45%	6,722	0.50%

TOTAL	$92,112	100.00%	$87,875	100.00%	$83,150	100.00%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2000		1999

	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS
	ANCE	IN EACH	ANCE	IN EACH
	FOR	CATEGORY	FOR	CATEGORY
	CREDIT	TO TOTAL	CREDIT	TO TOTAL
	LOSS	LOANS	LOSS	LOANS

	(Dollars in thousands)
Commercial & agricultural	$12,259	12.30%	$11,127	12.67%
Consumer & installment	23,702	17.29%	22,231	21.28%
Real estate mortgage	37,279	65.38%	32,897	61.22%
Lease financing	3,290	4.69%	3,196	4.60%
Other	5,200	0.34%	4,781	0.23%

TOTAL	$81,730	100.00%	$74,232	100.00%

     The following table sets forth certain information with respect to the Company’s loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 2003. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results Of Operations –

Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Company’s allowance for credit losses.

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

	2003	2002	2001	2000	1999

		(Dollars in thousands)
LOANS
Average loans for the period	$6,276,805	$6,283,798	$6,010,840	$5,791,569	$5,211,539

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$87,875	$83,150	$81,730	$74,232	$68,385
Loans charged off:
Commercial & agricultural	(7,681)	(8,855)	(3,763)	(5,974)	(2,565)
Consumer & installment	(11,895)	(14,838)	(16,898)	(14,203)	(12,007)
Real estate mortgage	(4,686)	(5,490)	(3,764)	(4,082)	(1,936)
Lease financing	(479)	(193)	(464)	(347)	(94)

Total loans charged off	(24,741)	(29,376)	(24,889)	(24,606)	(16,602)

Recoveries:
Commercial & agricultural	834	838	394	1,843	833
Consumer & installment	2,140	2,085	3,092	2,443	2,411
Real estate mortgage	865	501	511	646	334
Lease financing	9	37	53	40	59

Total recoveries	3,848	3,461	4,050	4,972	3,637

Net charge-offs	(20,893)	(25,915)	(20,839)	(19,634)	(12,965)
Provision charged to operating expense	25,130	29,411	22,259	26,166	17,812
Acquisitions	—	1,229	—	966	1,000

Balance, end of period	$92,112	$87,875	$83,150	$81,730	$74,232

RATIOS
Net charge-offs to average loans	0.33%	0.41%	0.35%	0.34%	0.25%

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

     The following table shows the classification of deposits on an average basis for the three years ended December 31, 2003:

	Year Ended December 31

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars in thousands)
Non-interest bearing demand deposits	$1,180,579	—	$1,064,218	—	$1,003,229	—
Interest bearing demand deposits	2,478,188	0.98%	2,338,775	1.53%	1,893,075	2.68%
Savings deposits	799,861	0.88%	852,694	1.49%	885,025	3.60%
Other time deposits	4,074,487	2.89%	3,991,757	3.51%	3,912,405	5.58%

Total deposits	$8,533,115		$8,247,444		$7,693,734

     Other time deposits of $100,000 and over, including certificates of deposits of $100,000 and over, at December 31, 2003, had maturities as follows:

December 31, 2003

(In thousands)
Three months or less	$457,673
Over three months through six months	335,567
Over six months through twelve months	330,463
Over twelve months	648,759

TOTAL	$1,772,453

Return on Equity and Assets

     Return on average shareholders’ equity, return on average assets and the dividend payout ratios based on net income for each of the years in the three-year period ended December 31, 2003 are presented below:

	Year Ended December 31

	2003	2002	2001

Return on average shareholders’ equity	15.50%	13.81%	12.36%
Return on average assets	1.28%	1.13%	1.06%
Dividend payout ratio	39.29%	43.88%	47.90%

     The Company’s average shareholders’ equity as a percentage of average assets was 8.26%, 8.21% and 8.60% for 2003, 2002 and 2001, respectively. In 2003, the Company’s return on average shareholders’ equity (which is calculated by dividing net income by average shareholders’ equity) and return on average assets (which is calculated by dividing net income by average total assets) increased and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) decreased. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” included herein for more information regarding the Company’s net income and the calculation of return on average shareholders’ equity and return on average assets.

Short-Term Borrowings

     The Company uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank advances.

     The following table sets forth, for the periods indicated, certain information about short-term borrowings and the components thereof:

	End of Period		Daily Average		Maximum
					Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End

			(Dollars in thousands)
2003:
Federal funds purchased	$1,500	0.7%	$7,768	1.2%	$102,000
Flex-repos purchased	17,293	2.1%	89,167	4.7%	128,553
Securities sold under agreement to repurchase	418,221	1.0%	369,087	1.1%	436,548
Short-term Federal Home Loan Bank advances	—	—	7,534	1.1%	50,000

Total	$437,014		$473,556		$717,101

2002:
Federal funds purchased	$1,300	0.9%	$3,412	1.6%	$15,900
Flex-repos purchased	134,508	4.7%	141,882	5.6%	163,898
Securities sold under agreement to repurchase	321,581	1.1%	309,012	1.5%	356,198
Short-term Federal Home Loan Bank advances	—	—	1,337	4.3%	4,000

Total	$457,389		$455,643		$539,996

2001:
Federal funds purchased	$—	—	$621	5.7%	$400
Flex-repos purchased	168,511	5.6%	186,841	5.7%	198,085
Securities sold under agreement to repurchase	305,401	1.4%	313,299	3.5%	339,462

Total	$473,912		$500,761		$537,947

     Federal funds purchased generally mature the day following the date of purchase while securities sold under agreement to repurchase generally mature within 30 days from the date of the sale. At December 31, 2003, the Bank had established informal federal funds borrowing lines of credit aggregating $275 million.

     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage collateral or 35% of the Bank’s assets.

BUSINESS RISKS

     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s growth strategies and growth opportunities, financial products and services, mortgage originations and mortgage servicing rights, diversification of revenue stream, noninterest revenue, loan portfolio, net interest revenue, interest rate sensitivity, credit quality and credit losses, deposits, liquidity, capital resources, dividends, net interest margin, future acquisitions, market risk, critical accounting policies, underwriting and loan administration policies, life insurance premium revenue, indirect automobile sales financing, additional share repurchases under the Company’s April 2003 stock repurchase program, provision and allowance for credit losses, pension and other post retirement benefit amounts, the Wright & Percy Insurance and Ramsey, Krug, Farrell & Lensing, Inc. acquisitions, competitive position, legal and regulatory limitations and compliance, prepayment of the Company’s junior subordinated debt securities, the effect of certain legal claims, amortization expense, off-balance sheet commitments and other arrangements to extend credit and contractual obligations.

     We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies; fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies; the ability of the Company to maintain credit quality; the ability of the Company to provide and market competitive products and services; changes in the Company’s operating or expansion strategy; geographic concentration of the Company’s assets; the availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity; laws and regulations affecting financial institutions in general; the ability of the Company to compete with other financial services companies; the ability of the Company to identify, consummate and integrate acquisitions and investment opportunities; the ability of the Company to operate and integrate new technology; the ability of the Company to manage its growth and effectively serve an expanding customer and market base; the ability of the Company to attract, train and retain qualified personnel; changes in consumer preferences; the ability of the Company to repurchase its common stock on favorable terms; the ability of the Company to collect amounts due under loan agreements and attract deposits; legislation and court decisions related to the amount of damages recoverable in legal proceedings, possible adverse rulings, judgments, settlements and other outcomes of pending litigation; other factors generally understood to affect the financial results of financial services companies and the risk factors that are described in greater detail in this section below.

     Other relevant risk factors may be detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

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

We Compete with Other Bank Holding Companies, Banks, Insurance and Financial Services Companies.

     The banking business is extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. We compete, and will continue to compete, with well-established banks, credit unions, insurance companies and other financial institutions, several of which have significantly greater resources and lending limits. Some of these competitors provide certain services that we do not provide.

Our Growth Strategy Includes Risks That Could Have an Adverse Effect on Financial Performance.

     A significant element of our growth strategy is the acquisition of additional banks, bank holding companies and insurance companies in order to achieve greater economies of scale. We cannot assure you that the current level of growth opportunities will continue to exist, that we will be able to acquire banks, insurance companies and bank holding companies that satisfy our criteria or that any such acquisition will be on terms favorable to us. Further, our growth strategy will require that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.

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

We Are a Party to Pending Litigation, Which Could Adversely Affect Our Business.

     During the past several years, a number of cases have been filed against some of our subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. Plaintiffs in these actions seek large amounts of punitive damages and disproportionate actual damages, even though the claims arise out of transactions that involve relatively small amounts of money. While we intend to vigorously defend these lawsuits and our other pending litigation, we cannot assure you that we will prevail in any of them, or that we will not suffer adverse outcomes, some of which could have a material adverse effect on our business, financial condition or results of operations. Similar claims brought against other companies in our market area have resulted in large awards of actual and punitive damages.

Issuing Additional Shares of Our Common Stock to Acquire Other Banks, Bank Holding Companies and Insurance Agencies May Result in Dilution for Existing Shareholders.

     In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks, bank holding companies and insurance agencies. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks, bank holding companies and insurance agencies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

Diversification in Types of Financial Services May Adversely Affect Our Financial Performance.

     As part of our business strategy, we may further diversify our lines of business into areas that are not traditionally associated with the banking business. As a result, we would need to manage the development of new business lines in which we had not previously participated. Each new business line would require the investment of additional capital and the significant involvement of our senior management to develop and integrate the service subsidiaries with our traditional banking operations. We can offer no assurances that we will be able to develop and integrate the new services without adversely affecting our financial performance.

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

Monetary Policies and Economic Factors May Limit Our Ability to Attract Deposits or Make Loans.

     The monetary policies of federal regulatory authorities, particularly the Board of Governors of the Federal Reserve System, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature and timing of any changes in these monetary policies and economic conditions, including the Federal Reserve Board’s interest rate policies, or their impact on our financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase and such conditions could also lead to a potential decline in deposits and demand for loans.

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

ITEM 2. – PROPERTIES.

     The physical properties of the Company are held by its subsidiaries as follows:

a.	BancorpSouth Bank - The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 80% of the rentable space, with the remainder leased to various unaffiliated tenants.

The Bank owns 207 of its 234 branch banking facilities. The remaining 27 branch banking facilities are occupied under leases with unexpired terms ranging from one to sixteen years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	Personal Finance Corporation - This wholly-owned subsidiary of the Bank occupies 39 leased offices, with the unexpired terms varying in length from one to three years. The average size of these leased offices is approximately 1,000 square feet. All of these premises are considered to be in good condition.

c.	BancorpSouth Insurance Services, Inc. - This wholly-owned subsidiary of the Bank owns three of the eleven offices it occupies. It leases eight offices that have unexpired terms varying in length from one to twelve years.

ITEM 3. – LEGAL PROCEEDINGS.

     During the past several years, a number of cases have been filed against some of the Company’s subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. Plaintiffs in these actions seek large amounts of punitive damages and disproportionate actual damages, even though the claims arise out of transactions that involve relatively small amounts of money. The Company has settled the majority of cases filed, and no new cases of this nature were filed during 2003. The Company accrued a reserve of $3.2 million during the fourth quarter of 2002, which the Company believed was the amount needed to settle the claims covered in settlements then pending. These pending settlements were completed in the second quarter of 2003 for approximately $2.8 million, and the balance of the $3.2 million accrual was reversed. Subsequently in 2003, other cases were settled for approximately $270,000, bringing the total settlement payments in 2003 to approximately $3.1 million. As partial reimbursement for these settlements and related litigation costs and expenses, the Company executed an agreement with its insurance carrier, effective February 12, 2004, under which the Company received $3.15 million in insurance proceeds. This agreement resolves future coverage issues in favor of that carrier. The Company has not recorded a reserve for the lawsuits that are currently pending.

     The Company intends to vigorously defend each of the lawsuits that remain pending, and believes that it has meritorious defenses in these cases. Based on the Company’s experience with similar cases, the Company does not believe that the pending lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. Similar claims brought against other companies in the Company’s market area have resulted in large awards of actual and punitive damages.

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE COMPANY

     For information regarding executive officers of the Company, see “Item 10. - Directors and Executive Officers of the Registrant” in this Report.

PART II

ITEM 5. – MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange.

		High	Low

2003	Fourth	$24.50	$21.92
	Third	22.23	20.29
	Second	22.76	18.31
	First	20.30	17.50

2002	Fourth	$20.19	$17.43
	Third	21.10	16.61
	Second	22.21	19.37
	First	20.00	15.90

HOLDERS OF RECORD

     As of March 9, 2004, there were 8,782 shareholders of record of the Company’s common stock.

DIVIDENDS

     The Company declared cash dividends each quarter in an aggregate amount of $0.66 per share during 2003, $0.61 during 2002 and $0.57 during 2001. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. – Business – Regulation and Supervision” and “Note 16 – Earnings per Share and Dividend Data” to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.

ITEM 6. – SELECTED FINANCIAL DATA.

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

	Year Ended December 31

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$526,911	$590,418	$660,475	$669,158	$592,340
Interest expense	175,805	218,892	331,093	346,883	280,150

Net interest revenue	351,106	371,526	329,382	322,275	312,190
Provision for credit losses	25,130	29,411	22,259	26,166	17,812

Net interest revenue, after provision for credit losses	325,976	342,115	307,123	296,109	294,378
Noninterest revenue	190,086	124,826	127,998	87,970	101,102
Noninterest expense	322,594	304,985	289,318	271,742	248,333

Income before income taxes	193,468	161,956	145,803	112,337	147,147
Income tax expense	62,334	49,938	47,340	37,941	44,736

Net income	$131,134	$112,018	$98,463	$74,396	$102,411

Per Share Data:
Net income: Basic	$1.69	$1.40	$1.19	$0.88	$1.20
Diluted	1.68	1.39	1.19	0.88	1.19
Cash dividends	0.66	0.61	0.57	0.53	0.49
Book value	11.15	10.40	9.92	9.39	8.84
Balance Sheet - Year-End Balances:
Total assets	$10,305,035	$10,189,247	$9,395,429	$9,044,034	$8,441,697
Total securities	3,081,681	2,835,547	2,193,654	2,046,529	2,111,597
Loans, net of unearned discount	6,233,067	6,389,385	6,073,200	6,095,315	5,541,961
Total deposits	8,599,128	8,548,918	7,856,840	7,480,920	7,066,645
Long-term debt	138,498	139,757	140,939	152,049	166,247
Total shareholders’ equity	868,906	807,823	805,403	789,576	757,111
Selected Ratios:
Return on average assets	1.28%	1.13%	1.06%	0.85%	1.26%
Return on average equity	15.50%	13.81%	12.36%	9.76%	13.89%

Summary of Quarterly Results

	Quarter Ended

	Mar 31	Jun 30	Sept 30	Dec 31

	(In thousands, except per share amounts)
2003
Interest revenue	$137,682	$133,194	$129,812	$126,223
Net interest revenue	90,144	87,069	87,808	86,085
Provision for credit losses	6,522	6,472	4,664	7,472
Income before income taxes	59,015	42,179	50,413	41,861
Net income	39,148	29,241	33,874	28,870
Earnings per share: Basic	0.51	0.38	0.43	0.37
Diluted	0.50	0.37	0.43	0.37
Dividends per share	0.16	0.16	0.16	0.18
2002
Interest revenue	$149,547	$148,825	$147,508	$144,538
Net interest revenue	92,429	94,083	92,622	92,392
Provision for credit losses	6,760	7,215	8,208	7,228
Income before income taxes	43,427	45,112	37,948	35,469
Net income	29,398	30,927	26,072	25,621
Earnings per share: Basic	0.36	0.38	0.33	0.33
Diluted	0.36	0.38	0.33	0.33
Dividends per share	0.15	0.15	0.15	0.16
2001
Interest revenue	$172,940	$168,280	$163,584	$155,671
Net interest revenue	80,398	79,527	83,039	86,418
Provision for credit losses	4,097	4,769	6,852	6,541
Income before income taxes	32,620	34,900	31,033	47,250
Net income	22,319	23,246	21,583	31,315
Earnings per share: Basic	0.27	0.28	0.26	0.39
Diluted	0.27	0.28	0.26	0.38
Dividends per share	0.14	0.14	0.14	0.15

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company is a regional bank holding company with approximately $10.3 billion in assets and is headquartered in Tupelo, Mississippi. The Bank, which is the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

     Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations for the previous three years. For a complete understanding of the following discussion, you should refer to the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report. This discussion and analysis is based on reported financial information, and certain amounts for prior years have been reclassified to conform with the current financial statement presentation. The additional information is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s continuing operations.

     As a financial services company, the financial condition and operating results of the Company are heavily influenced by economic trends in the nation and its markets specifically. Most of the revenue of the Company is derived from its principal operating subsidiary, the Bank. The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic cycles on loan demand and creditworthiness of existing borrowers. The financial services industry itself is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.

     The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the years ended December 31, 2003, 2002 and 2001. These amounts and ratios are key indicators of the Company’s financial performance.

(Dollars in thousands, except per share amounts)	2003	% Change	2002	% Change	2001

Net income	$131,134	17.1%	$112,018	13.8%	$98,463
Net income per share: Basic	$1.69	20.7%	$1.40	17.6%	$1.19
Diluted	$1.68	20.9%	$1.39	16.8%	$1.19
Return on average assets	1.28%	13.3%	1.13%	6.6%	1.06%
Return on average shareholders’ equity	15.50%	12.2%	13.81%	11.7%	12.36%

     While reporting significant increases in net income for the past three years, the Company continued its strategy to diversify the components of its revenue stream. The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue, which is the difference between interest earned on loans and investments and interest paid on deposits and similar obligations, will always be a significant part of the Company’s revenue stream. In recent years, however, the Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other bank related fees. Management believes this diversification is important to reduce the impact of interest rate fluctuations on the overall operating results of the Company.

     Net income for 2003 was $131.1 million, or $1.68 per diluted share, compared with $112.0 million, or $1.39 per diluted share, for 2002 and $98.5 million, or $1.19 per diluted share, for 2001. Net interest revenue for 2003 was $351.1 million, compared to $371.5 million for 2002 and $329.4 million for 2001. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. The Company continued to reinvest by expanding its branch and ATM networks while systems and operational consolidation efforts continued. Noninterest revenue for 2003 was $190.1 million, an increase of 52.3% when compared to $124.8 million for 2002. Noninterest revenue increased to 54.1% of net interest revenue for 2003, up from 33.6% for 2002. Leading these increases in noninterest revenue were the Company’s mortgage lending and insurance agencies’ activities. Noninterest expense for 2003 was $322.6 million, an increase of 5.8% over $305.0 million for 2002. The major components of net income are discussed in more detail in the various headings that follow.

Critical Accounting Policies and Estimates

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). The Company believes that its determination of the allowance for credit losses, the valuation of mortgage servicing rights, and the estimation of pension and other postretirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in (1) market conditions or (2) the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. At the end of 2003, the allowance for credit losses was $92.1 million, representing 1.48% of loans at year-end.

     The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. MSRs are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. The MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The need for and the amount of valuation allowance to reflect the carrying value of MSRs at the lower of cost or fair value is a significant estimate and, if determined necessary, is reflected as a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized mortgage servicing rights is performed by the independent third party and reviewed by management. The use of different estimates or assumptions could produce different fair values. The Company does not routinely hedge the value of capitalized mortgage servicing rights and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in rapidly changing interest rate environments. At December 31, 2003, the Company’s mortgage servicing asset was $32.5 million, net of impairment of $17.2 million.

     Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates made to determine pension related assets and liabilities include actuarial assumption, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates made to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and discount rates. Changes in these assumptions could impact earnings. For example, a lower expected long-term rate of return on plan assets could negatively impact earnings, as would a lower estimated discount rate or a higher rate of compensation increase. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, a variety of factors are considered including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised, and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2003 and used 9% in 2002 and 2001. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.

It is an assumption that reflects the rates available on long-term high-quality fixed-income debt instruments and is reset annually on the measurement date of each year. The Company lowered its discount rate in 2003 to 6.25% from 6.75% in 2002 and 7.25% in 2001.

Results of Operations

Net Interest Revenue

     The Federal Reserve reduced short-term interest rates once during 2003 by 25 basis points and once during 2002 by 50 basis points, compared to 11 changes during 2001 for a total of 475 basis points. This relatively stable interest rate environment during 2003 resulted in lower net interest revenue for the Company as a larger volume of its interest earning assets were being repriced to lower interest rates faster than its interest bearing liabilities. Net interest revenue decreased 5.5% to $351.1 million in 2003 from $371.5 million in 2002, which represented an increase of 12.8% from $329.4 million in 2001. Net interest revenue is the difference between interest revenue earned from earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates, and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to fully taxable equivalent amounts, using an effective tax rate of 35%.

     Interest revenue decreased 10.8% to $537.0 million in 2003 from $602.1 million in 2002, which represented a decrease of 10.4% from $672.1 million in 2001. While average interest earning assets increased 3.1% to $9.5 billion in 2003, this increase in the amount of interest earning assets was more than offset by a decrease of 88 basis points in the yield of those assets to 5.64% in 2003, resulting in a decrease in interest revenue. While interest earning assets increased 6.7% to $9.2 billion during 2002, interest revenue in 2002 decreased due to a 125 basis point decline in the yield of those assets to 6.52%. The decrease in interest revenue during 2001 was attributable to the combination of a 5.7% increase in average interest earning assets, to $8.7 billion during 2001, and a decrease of 55 basis points in the yield of those assets to 7.77% in 2001.

     Interest expense decreased 19.7% to $175.8 million in 2003 from $218.9 million in 2002, which represented a decrease of 33.9% from $331.1 million in 2001. While average interest bearing liabilities increased 2.5% to $8.1 billion in 2003, this increase in the amount of interest bearing liabilities was more than offset by a decrease of 60 basis points in the average rate paid on those liabilities to 2.17% in 2003. While interest bearing liabilities increased 7.6% to $7.9 billion during 2002, interest expense in 2002 decreased due to a 175 basis point decline in the average rate paid on those liabilities to 2.77%. The decrease in interest expense during 2001 was attributable to the combination of a 6.0% increase in average interest bearing liabilities, to $7.3 billion in 2001, being offset by a decrease of 50 basis points in average rates paid on those liabilities to 4.51%.

     The relative performance of the lending and deposit-raising functions is frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully-taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread due to the additional income earned on those assets funded by noninterest bearing liabilities, or free funding, such as noninterest bearing demand deposits and shareholders’ equity.

     Net interest margin for 2003 was 3.80%, a decrease of 35 basis points from 4.15% for 2002, which represented an increase of 21 basis points from 3.94% for 2001. Net interest rate spread for 2003 was 3.47%, a decrease of 28 basis points from 3.75% for 2002, which represented an increase of 49 basis points from 3.26% for 2001. The decrease in net interest margin and net interest rate spread in 2003 was primarily due to the larger decline in earning asset yield offset relative to the decline in funding cost. In 2003, the earning asset yield decrease was a result of reduced loan activity and a lower yielding investment portfolio. The absence of significant loan demand is attributable to the economic environment in both our regional and national markets. With decreased demand for loans, the Company invested in various securities that traditionally provide lower yields than loans, and due to the lower prevailing interest rates during 2003, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning. The increase in net interest margin and net interest spread in 2002 was primarily due to the Company’s ability to offset the decline in asset yield by a larger decrease in funding cost. Short-term interest rates set by the Federal Reserve were unchanged from December of 2001 until November of 2002. Because the Company was asset sensitive in the short-term, many of its interest earning assets had repriced to the prevailing interest rates by the end of 2001, while the opportunity to reprice many of its interest bearing liabilities to a lower interest rate occurred during 2002. The decline in net interest margin and net interest rate spread in 2001 was due to the decrease in asset yield that was not fully offset by the smaller decrease in funding cost. Because the Company was asset sensitive in the short-term in 2001, the 475 basis point decline in short-term interest rates during 2001 resulted in interest earning assets being repriced more quickly than interest bearing liabilities, thus reducing net interest margin and net interest rate spread.

     The Company experienced growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2003. Average interest earning assets increased 3.1% during 2003, 6.7% during 2002 and 5.7% during 2001. This asset growth was paced by increases in the Company’s securities portfolios as economic conditions limited loan demand during 2003 and 2002. Average interest bearing liabilities increased 2.5% during 2003, 7.6% during 2002 and 6.0% during 2001 due to increases in the Company’s deposits and short-term borrowings.

     The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2003. Each of the measures is reported on a fully-taxable equivalent basis.

	2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
(Taxable equivalent basis)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Loans (net of unearned income) (1)(2)	$6,276,806	$401,500	6.40%	$6,283,798	$449,610	7.16%	$6,010,840	$510,738	8.50%
Loans held for sale	65,624	3,234	4.93%	58,884	3,371	5.72%	53,559	3,381	6.31%
Held-to-maturity securities:
Taxable	1,130,833	46,319	4.10%	998,800	55,091	5.52%	920,939	56,417	6.13%
Non-taxable (3)	164,762	12,455	7.56%	194,089	14,905	7.68%	214,694	16,411	7.64%
Available-for-sale securities:
Taxable	1,412,151	54,426	3.85%	1,160,733	54,066	4.66%	831,885	50,848	6.11%
Non-taxable (4)	191,589	12,108	6.32%	199,218	13,287	6.67%	180,370	13,073	7.25%
Federal funds sold, securities purchased under agreement to resell and short-term investments	275,243	6,935	2.52%	337,093	11,810	3.50%	439,621	21,200	4.82%

Total interest earning assets and revenue	9,517,008	536,977	5.64%	9,232,615	602,140	6.52%	8,651,908	672,068	7.77%
Other assets	810,463			735,800			691,608
Less: allowance for credit losses	(90,699)			(86,247)			(81,604)

Total	$10,236,772			$9,882,168			$9,261,912

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - interest bearing	$2,478,188	$24,186	0.98%	$2,338,775	$35,756	1.53%	$1,893,075	$50,727	2.68%
Savings	799,861	7,074	0.88%	852,694	12,689	1.49%	885,025	31,839	3.60%
Other time	4,074,487	117,761	2.89%	3,991,757	140,085	3.51%	3,912,405	218,272	5.58%
Federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings	475,391	8,290	1.74%	457,347	12,574	2.75%	503,024	21,614	4.30%
Junior subordinated debt securities	125,011	10,188	8.15%	114,726	9,423	8.21%	—	—
Long-term debt	139,082	8,306	5.97%	140,085	8,366	5.97%	145,097	8,641	5.96%

Total interest bearing liabilities and expense	8,092,020	175,805	2.17%	7,895,384	218,893	2.77%	7,338,626	331,093	4.51%
Demand deposits - noninterest bearing	1,180,579			1,064,218			1,003,229
Other liabilities	118,274			111,673			123,351

Total liabilities	9,390,873			9,071,275			8,465,206
Shareholders’ equity	845,899			810,893			796,706

Total	$10,236,772			$9,882,168			$9,261,912

Net interest revenue		$361,172			$383,247			$340,975

Net interest margin			3.80%			4.15%			3.94%
Net interest rate spread			3.47%			3.75%			3.26%
Interest bearing liabilities to interest earning assets			85.03%			85.52%			84.82%

(1)	Includes taxable equivalent adjustment to interest of $1,469,000, $1,854,000 and $1,273,000 in 2003, 2002 and 2001, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are immaterial for each of the years presented.

(3)	Includes taxable equivalent adjustments to interest of $4,359,000, $5,217,000 and $5,744,000 in 2003, 2002 and 2001, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustment to interest of $4,238,000, $4,651,000 and $4,576,000 in 2003, 2002 and 2001, respectively, using an effective tax rate of 35%.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table that follows presents an analysis of rate and volume change in net interest revenue from 2002 to 2003 and from 2001 to 2002. Changes that are not solely due to volume or rate have been allocated to volume.

	2003 over 2002 - Increase (Decrease)			2002 over 2001 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	($447)	($47,663)	($48,110)	$19,530	($80,658)	($61,128)
Loans held for sale	332	(469)	(137)	305	(315)	(10)
Held-to-maturity securities:
Taxable	5,408	(14,180)	(8,772)	4,295	(5,621)	(1,326)
Non-taxable	(2,217)	(233)	(2,450)	(1,582)	76	(1,506)
Available-for-sale securities:
Taxable	9,690	(9,330)	360	15,317	(12,099)	3,218
Non-taxable	(482)	(697)	(1,179)	1,257	(1,043)	214
Federal funds sold, securities purchased under agreement to resell and short-term investments	(1,558)	(3,317)	(4,875)	(3,592)	(5,798)	(9,390)

Total	10,726	(75,889)	(65,163)	35,530	(105,458)	(69,928)

INTEREST EXPENSE
Demand - interest bearing	1,361	(12,931)	(11,570)	6,814	(21,785)	(14,971)
Savings	(467)	(5,148)	(5,615)	(481)	(18,669)	(19,150)
Other time	2,391	(24,715)	(22,324)	2,785	(80,972)	(78,187)
Federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings	315	(4,599)	(4,284)	(1,256)	(7,784)	(9,040)
Junior subordinated debt securities	838	(73)	765	9,423	—	9,423
Long-term debt	(60)	—	(60)	(299)	24	(275)

Total	4,378	(47,466)	(43,088)	16,986	(129,186)	(112,200)

Total increase (decrease)	$6,348	($28,423)	($22,075)	$18,544	$23,728	$42,272

Interest Rate Sensitivity

     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2003.

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$9,327	$—	$—	$—
Federal funds sold & securities purchased under agreement to resell	67,293	—	—	—
Held-to-maturity securities	30,711	212,250	670,797	178,233
Available-for-sale securities	129,400	95,133	1,253,562	511,595
Loans, net of unearned discount	3,129,937	1,180,379	1,822,181	100,570
Loans held for sale	74,669	—	—	—

Total interest earning assets	3,441,337	1,487,762	3,746,540	790,398

Interest bearing liabilities:
Interest bearing demand deposits & savings	3,303,457	—	—	—
Other time deposits	936,204	1,538,946	1,526,742	7,172
Federal funds purchased & securities sold under agreement to repurchase	437,014	—	—	—
Long-term debt and junior subordinated debt securities	—	—	61,848	205,516
Other	191	593	942	109

Total interest bearing liabilities	4,676,866	1,539,539	1,589,532	212,797

Interest rate sensitivity gap	($1,235,529)	($51,777)	$2,157,008	$577,601

Cumulative interest sensitivity gap	($1,235,529)	($1,287,306)	$869,702	$1,447,303

     In the event interest rates decline after 2003, based on this interest rate sensitivity gap, it is likely that the Company would experience a slightly positive effect on net interest revenue in the following one-year period, as the cost of funds will decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in periods of increasing interest rates, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are for a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.

Provisions for Credit Losses and Allowance for Credit Losses

     The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Company include loan growth, changes in the size and characteristics of the loan portfolio, net charge-offs, changes in nonperforming and past due loans, historical loan loss experience, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, concentrations of loans to specific borrowers or industries and other factors. Some of the qualitative factors that the Company considers include existing general economic conditions, the existing risks of individual loans and other factors.

     The allowance for credit losses for commercial loans is based principally upon the Company’s loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the relevant loan officer, which serves as a basis for the credit analysis of the entire portfolio. The grade assigned considers the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures, and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide an additional level of review. The loss factors assigned to each classification are based upon the attributes (loan to collateral values, borrower creditworthiness, etc.) of the loans typically assigned to each grade. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as deemed appropriate. The allowance for credit losses for the consumer loan portfolio is based upon delinquencies and historic loss rates. The overall allowance includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

     The provision for credit losses, the allowance for credit losses as a percentage of loans outstanding at the end of 2003, 2002 and 2001 and net charge-offs for those years are shown in the following table:

	2003	2002	2001
	(Dollars in thousands)
Provision for credit losses	$25,130	$29,411	$22,259
Allowance for credit losses as a percentage of loans outstanding at year-end	1.48%	1.38%	1.37%
Net charge-offs	$20,893	$25,915	$20,839
Net charge-offs as a percentage of average loans	0.33%	0.41%	0.35%

     The provision for credit losses for 2003 decreased 14.6% from the provision for 2002. The decrease in provision for credit losses in 2003 versus 2002 primarily is reflective of the decreased level of charge-offs in 2003 versus 2002, which were $20.9 million in 2003 compared to $25.9 million in 2002, and the impact of economic conditions limiting loan demand during 2003. The provision for credit losses for 2002 increased 32.1% from the provision for 2001. This increase reflects the increased level of charge-offs in 2002 when compared to charge-offs in 2001, which were $25.9 million in 2002 compared to $20.8 million in 2001. Non-performing assets include non-accrual loans, loans more than 90 days past due, restructured loans and foreclosed real estate. These assets serve as one indication of the quality of the Company’s loan portfolio. Non-performing assets totaled $66.4 million at December 31, 2003, compared to $58.6 million at December 31, 2002 and $60.0 million at December 31, 2001. The level of the Company’s non-performing assets in 2003, 2002 and 2001 reflects a general slow down in the overall economy of the region serviced by the Company.

     For more information on nonperforming assets, see “Financial Condition – Loans.”

Noninterest Revenue

     As previously mentioned, the Company is currently focused on increasing noninterest revenue in order to diversify its revenue stream. Significant progress was made during 2003 as noninterest revenue increased 52.3% over noninterest revenue for 2002. The components of noninterest revenue for the years ended December 31, 2003, 2002 and 2001 and the percentage change from the prior year are shown in the following table:

	2003		2002		2001
	Amount	% Change	Amount	% Change	Amount	% Change
			(Dollars in thousands)
Mortgage lending	$23,252	824.5%	$2,515	(77.5)%	$11,191	33.4%
Service charges	61,899	25.7	49,249	15.2	42,759	5.7
Life insurance premiums	3,255	(25.0)	4,340	(4.2)	4,528	5.3
Trust income	7,214	2.7	7,021	1.3	6,929	3.4
Securities gains, net	13,837	152.2	5,486	(48.6)	10,671	NM
Insurance commissions	39,749	68.4	23,604	15.6	20,422	27.4
Other	40,880	25.4	32,611	3.5	31,498	13.7

Total noninterest revenue	$190,086	52.3%	$124,826	(2.5)%	$127,998	45.5%

NM = not meaningful

     The Company’s revenue from mortgage lending increased dramatically in 2003 when compared to 2002. Historically low mortgage loan interest rates during 2003 resulted in record levels of mortgage loan originations for the Company. The Company’s revenue from mortgage lending typically fluctuates as interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the MSRs to the loans sold.

     The origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $19.1 million, $16.6 million and $13.1 million for 2003, 2002 and 2001, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in a net gain of $1.9 million for 2003, a net gain of $1.2 million for 2002 and a net loss of $0.5 million for 2001. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The Company originated mortgage loans totaling $1.2 billion during 2003, $1.0 billion during 2002 and $824 million during 2001.

     Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue.

     The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated revenues of $4.1 million in 2003, and losses of $14.1 million and $1.8 million for 2002 and 2001, respectively. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized MSRs. Changing mortgage interest rates in 2003, 2002 and 2001 resulted in an impairment recovery of $5.7 million in 2003, and impairment expense of $16.0 million and $4.9 million in 2002 and 2001, respectively.

     The following is a tabular presentation of the Company’s mortgage lending operation for 2003, 2002 and 2001.

	2003		2002		2001
	Amount	% Change	Amount	% Change	Amount	% Change
			(Dollars in thousands)
Origination revenue	$19,126	15.2%	$16,605	27.6%	$13,011	128.3%

Servicing:
Servicing revenue	(1,545)	NM	1,931	(36.5%)	3,039	(18.2%)
Impairment recovery(expense)	5,671	NM	(16,021)	229.7%	(4,859)	374.5%

Total	4,126	NM	(14,090)	674.2%	(1,820)	(167.6%)

Mortgage revenue	$23,252	824.5%	$2,515	(77.5%)	$11,191	33.4%

			(Dollars in millions)
Origination volume	$1,196	18.2%	$1,012	22.8%	$824	223.1%

Mortgage loans serviced at year-end	$2,836	2.3%	$2,771	9.9%	$2,522	13.8%

NM = not meaningful

     Service charges on deposit accounts increased in 2003, 2002 and 2001 because of higher volumes of items processed, growth in the number of deposit accounts, rate increases and expansion of overdraft privileges to depositors. Life insurance premium revenue decreased 25.0% in 2003 after having decreased 4.2% in 2002, compared to a 5.3% increase in 2001. The decrease in 2003 is due to a reduced emphasis toward selling credit life insurance products and the Company expects this trend of declining life insurance premium revenue to continue. Trust income increased 2.7% in 2003, 1.3% in 2002 and 3.4% in 2001 as a result of increases in the value of assets under care (either managed or in custody). Net securities gains of $13.8 million, $5.5 million and $10.7 million were recorded in 2003, 2002 and 2001, respectively. These transactions reflect the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity or had been downgraded below management’s investment policy thresholds from the held-to-maturity portfolio. The security gains in 2003 were primarily from the sale of approximately $720 million in intermediate term securities pursuant to the Company’s efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. In the second half of 2001, approximately $200 million in intermediate term securities were purchased in anticipation of further reductions in interest rates that could result in the recognition of additional impairment charges related to the Company’s mortgage servicing asset. These securities were sold in the third quarter of 2001 with a gain of $3.9 million. The proceeds were again reinvested in intermediate term securities and these securities were sold in the fourth quarter of 2001 with a gain of $3.6 million.

     Revenue from insurance commissions is an area where the Company made significant strides during 2003 in its plan to increase noninterest revenue. The acquisition of two insurance agencies during 2003 added approximately $14.7 million in property and casualty insurance commission revenue. These acquisitions were the primary contributors to the growth in insurance commissions when comparing 2003 versus 2002. The Company plans to continue to expand the products and services offered by its insurance agencies. The increases in other noninterest revenue in 2003, 2002 and 2001 were primarily attributable to fees generated from brokerage activities as well as increased customer account analysis charges and debit card net interchange fees.

Noninterest Expense

     The components of noninterest expense for the years ended December 31, 2003, 2002 and 2001 and the percentage change from the prior year are shown in the following table:

	2003		2002		2001
	Amount	% Change	Amount	% Change	Amount	% Change
			(Dollars in thousands)
Salaries and employee benefits	$181,810	11.1%	$163,691	9.4%	$149,685	13.9%
Occupancy, net	22,973	6.1	21,658	5.5	20,529	11.9
Equipment	23,411	(6.2)	24,962	(6.9)	26,799	11.0
Telecommunications	7,477	(4.5)	7,827	(10.0)	8,693	20.2
Other	86,923	0.1	86,847	3.9	83,612	2.7

Total noninterest expense	$322,594	5.8%	$304,985	5.4%	$289,318	10.2%

     Salaries and employee benefits expense for 2003, 2002 and 2001 increased due to increases in incentive payments (especially commission based), salary increases, increases in the cost of employee heath care benefits, increases in pension plan costs, salaries and commissions of employees of the two insurance agencies acquired during 2003, and the hiring of employees to staff the banking locations added during those years. Pension plan costs, a component of salaries and employee benefits expense, increased to $6.7 million in 2003 compared to $4.3 million in 2002 and $2.9 million in 2001. This trend of increasing pension plan costs is primarily reflective of market performance below expectations for the pension plan assets. Occupancy expense increased in 2003, 2002 and 2001 principally as a result of additional branch offices, other bank buildings and the insurance agency acquisitions previously discussed. Equipment expense and telecommunications expense reflected decreases in 2003 and 2002 in response to the Company’s continuing focus on controlling expenses.

     Included in other noninterest expense in 2002 was $3.2 million reserved in the fourth quarter of 2002 to settle certain litigation against certain of our subsidiaries, of which $0.4 million of this accrual was reversed in the second quarter of 2003. In addition, in the fourth quarter of 2002, the Company’s net income was reduced by $1.8 million due to charges related to loan system conversion matters. The other components of other noninterest expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company.

Income Taxes

     Income tax expense was $62.3 million in 2003, $49.9 million in 2002 and $47.3 million in 2001. Income tax expense for each year fluctuated based on pretax income. The effective tax rate for 2003 was 32.2% compared to 30.8% in 2002 and 32.5% in 2001. The Company’s effective tax rate increased in 2003 principally as a result of a reduction in tax-exempt revenue on securities in the Company’s investment portfolio. The decrease in the Company’s effective tax rate for 2002 was primarily driven by a revision to the Company’s 401(k) plan that enables the Company to deduct for tax purposes the dividends it pays to the plan for shares of the Company’s common stock held in the plan. Details of the deferred tax assets and liabilities are included in Note 12 to Consolidated Financial Statements.

Financial Condition

Loans

     The Company’s loan portfolio represents the largest single component of the Company’s earning asset base, comprising 66.0% of average earning assets during 2003. The following table indicates the average loans, year-end balances of the loan portfolio and the percentage increases for the years presented.

	2003		2002		2001
	Amount	% Change	Amount	% Change	Amount	% Change
	(Dollars in millions)
Loans, net of unearned - average	$6,277	(0.1)%	$6,284	4.6%	$6,010	3.8%
Loans, net of unearned - year-end	6,233	(2.4)	6,389	5.2	6,073	(0.4)

     Average loans decreased 0.1% in 2003 when compared to 2002, and loans outstanding at December 31, 2003 decreased 2.4% when compared to December 31, 2002. Loan growth has been slowed by the general weakness in the economy of many of the markets served by the Company. In addition, loan growth in 2003, 2002 and 2001 has been impacted by the Company’s decision to reduce its exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. The Company’s portfolio of indirect automobile loans totaled $146.4 million at December 31, 2001, $65.5 million at December 31, 2002 and was down to $22.4 million at December 31, 2003.

     Quality is stressed in the Company’s lending policy as opposed to growth. The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets depending on foreclosure status, were as follows at the end of each year presented.

	2003	2002	2001
	(Dollars in thousands)
Foreclosed properties	$14,952	$18,978	$16,140
Non-accrual loans	18,139	10,514	10,825
Loans 90 days or more past due, still accruing	30,634	29,104	33,012
Restructured loans	2,659	20	40

Total non-performing assets	$66,384	$58,616	$60,017

Total non-performing assets as a percentage of net loans	1.07%	0.92%	0.99%

     The level of the Company’s non-performing assets in 2003, 2002 and 2001 reflects a general slow down in the overall economy of the region serviced by the Company. Because the Company is primarily a secured lender, we do not anticipate a significant rise in charge-offs despite the increase in non-performing loans at year-end 2003. The Company has not, as a matter of policy, made or participated in any loans or investments relating to extraordinary corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2003, 2002 and 2001, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.

     Included in non-performing assets above were loans the Company considered impaired totaling $14.0 million, $9.8 million and $9.3 million at December 31, 2003, 2002 and 2001, respectively.

Securities and Other Earning Assets

     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $308.4 million at December 31, 2003, compared to $358.0 million at the end of 2002. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high-yield non-rated securities and investments.

     At December 31, 2003, the Company’s available-for-sale securities totaled $2.0 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2003, the Company held no securities whose decline in fair value was considered other than temporary.

     Net unrealized gains on investment securities as of December 31, 2003 totaled $57.1 million. Net unrealized gains on held-to-maturity securities comprised $33.4 million of that total, while net unrealized gains on available-for-sale securities were $23.7 million. Net unrealized gains on investment securities as of December 31, 2002 totaled $111.2 million. Of that total, $49.9 million was attributable to held-to-maturity securities and $61.3 million to available-for-sale securities.

Deposits

     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits for the years presented.

     The following table presents the Company’s average deposit mix and percentage change for the years indicated.

	2003		2002		2001
	Average	%	Average	%	Average	%
	Balance	Change	Balance	Change	Balance	Change
	(Dollars in millions)
Interest bearing deposits	$7,353	2.4%	$7,183	7.4%	$6,690	6.1%
Noninterest bearing deposits	1,181	10.9	1,064	6.1	1,003	3.7

Total average deposits	$8,533	3.5%	$8,247	7.2%	$7,693	5.8%

Liquidity and Capital Resources

     One of the Company’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allows the Company to fund earning assets and maintain the availability of funds. Management believes that the Company’s traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations.

     To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides liquidity to fund term loans with borrowings of matched or longer maturities. At December 31, 2003, the Company had long-term advances from the FHLB totaling approximately $138 million, bearing interest rates from 5.86% to 7.19%. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $1.3 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2003.

     Further, the Company had informal federal funds borrowing arrangements aggregating approximately $275 million at December 31, 2003. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s U.S. government and government agencies securities portfolio.

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

Off-Balance Sheet Arrangements

     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit, that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2003, commitments to extend credit included approximately $73 million for letters of credit and approximately $1.3 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of approximately $28.5 million at December 31, 2003, with a carrying value and fair value reflecting a loss of approximately $100,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with movements in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2003, the Company had $41.5 million in such commitments to sell, with a carrying value and fair value reflecting a loss of approximately $100,000. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

     The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 13.24% and 14.51%, respectively, at December 31, 2003, compared to 11.92% and 13.16%, respectively, at December 31, 2002. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for each period. In addition, the Company’s Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.79% at December 31, 2003 and 8.41% at December 31, 2002, compared to the required minimum leverage capital ratio of 4%.

     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at December 31, 2003.

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

Uses of Capital

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

     On February 15, 2002, the Company announced another stock repurchase program whereby the Company could acquire up to 4.1 million shares of its common stock. The shares were to be repurchased from time to time in the open market at prevailing market prices or in privately negotiated transactions. During 2002, 3,472,608 shares of the Company’s common stock were repurchased under this repurchase program with the remaining authorization of 627,392 shares repurchased in 2003. Repurchased shares are held as authorized but unissued shares and are available for use in connection with the Company’s stock option plans and other compensation programs, or for other corporate purposes as determined by the Company’s Board of Directors.

     On April 23, 2003, the Company announced a new stock repurchase program whereby the Company may acquire up to 3.9 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and time of any repurchase will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2003, 443,508 shares had been repurchased under this plan. The Company will continue to evaluate additional share repurchases under the April 2003 plan.

     As of December 31, 2003, the Company had repurchased approximately 8.7 million shares of its common stock, or 10.4% of its outstanding shares at March 5, 2001. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program.

     On January 28, 2002, the Company issued $128,866,000 in 8.15% in Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of 5.0 million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust were used for general corporate purposes, including the repurchase of shares of its outstanding common stock. Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company. Pursuant to the Company’s adoption of the transition guidance of FIN 46R, “Consolidation of Variable Interest Entities,” for investment in special-purpose entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003. The $125 million in trust preferred securities issued by the Trust qualify as Tier I capital under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of entities such as the Trust will affect the qualification of the trust preferred securities as Tier I capital. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I Capital.

Contractual Obligations

     The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 22 to Consolidated Financial Statements for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2003.

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual Obligations:
Deposit maturities	$8,599,128	$7,065,214	$1,020,526	$506,216	$7,172
Junior subordinated debt	128,866	—	—	—	128,866
Long-term debt	138,498	—	5,000	56,989	76,509
Other borrowings	2,112	607	812	541	152
Operating lease obligations	18,471	4,632	6,083	3,805	3,951
Purchase obligations	23,873	14,177	9,696

Total Contractual Obligations	$8,910,948	$7,084,630	$1,042,117	$567,551	$216,650

     The Company’s operating lease obligations represent short- and long-term operating lease and rental payments for facilities, certain software and data processing, and other equipment. Purchase obligations represent obligations to purchase goods and services that are legally binding and enforceable on the Company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology.

Certain Litigation Contingencies

     The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in six states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.

     During the past several years, a number of cases have been filed against some of the Company’s subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. Plaintiffs in these actions seek large amounts of punitive damages and disproportionate actual damages, even though the claims arise out of transactions that involve relatively small amounts of money. The Company has settled the majority of cases filed, and no new cases of this nature were filed during 2003. The Company accrued a reserve of $3.2 million during the fourth quarter of 2002, which the Company believed was the amount needed to settle the claims covered in settlements then pending. These pending settlements were completed in the second quarter of 2003 for approximately $2.8 million, and the balance of the $3.2 million accrual was reversed. Subsequently in 2003, other cases were settled for approximately $270,000, bringing the total settlement payments in 2003 to approximately $3.1 million. As partial reimbursement for these settlements and related litigation costs and expenses, the Company executed an agreement with its insurance carrier, effective February 12, 2004, under which the Company received $3.15 million in insurance proceeds. This agreement resolves future coverage issues in favor of that carrier. The Company has not recorded a reserve for the lawsuits that are currently pending.

     The Company intends to vigorously defend each of the lawsuits that remain pending, and believes that it has meritorious defenses in these cases. Based on the Company’s experience with similar cases, the Company does not believe that the pending lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. Similar claims brought against other companies in the Company’s market area have resulted in large awards of actual and punitive damages.

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Management seeks to manage interest rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios, while at the same time maximizing the yield generated from the portfolio.

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

	Principal Amount Maturing/Repricing in:							Fair value
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003
		(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans	$2,240,604	$851,567	$561,598	$269,859	$139,157	$100,569	$4,163,354	$4,275,275
Average interest rate	6.55%	6.68%	6.36%	6.35%	6.35%	6.88%	6.54%
Variable interest rate loans	$2,144,381	—	—	—	—	—	$2,144,381	$2,158,153
Average interest rate	4.65%	—	—	—	—	—	4.65%
Fixed interest rate securities	$485,566	$456,254	$542,586	$484,610	$429,425	$683,241	$3,081,682	$3,115,085
Average interest rate	4.22%	4.58%	4.05%	4.97%	4.48%	5.54%	4.69%
Other interest bearing assets	$59,327	—	—	—	—	—	$59,327	$59,327
Average interest rate	1.11%	—	—	—	—	—	1.11%
Mortgage servicing rights (1)	—	—	—	—	—	—	$32,466	$32,466
Rate-sensitive liabilities:
Savings & interest bearing checking	$3,303,457	—	—	—	—	—	$3,303,457	$3,303,457
Average interest rate	0.80%	—	—	—	—	—	0.80%
Fixed interest rate time deposits	$2,475,150	$761,298	$259,228	$262,139	$244,077	$7,172	$4,009,064	$4,078,188
Average interest rate	2.18%	2.99%	3.49%	4.65%	3.79%	4.39%	2.68%
Fixed interest rate borrowings	$783	$5,842	$81	$9	$56,858	$201,760	$265,333	$287,802
Average interest rate	7.20%	6.45%	7.28%	8.00%	5.93%	7.32%	7.00%
Variable interest rate borrowings	$437,014	—	—	—	—	—	$437,014	$437,014
Average interest rate	1.11%	—	—	—	—	—	1.11%
Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$28,520	—	—	—	—	—	$28,520	$28,520
Average interest rate	5.56%	—	—	—	—	—	5.56%
Forward contracts	$29,500	—	—	—	—	—	$29,500	$29,500
Average interest rate	5.15%	—	—	—	—	—	5.15%

(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. – Business – Investment Portfolio” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets.”

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
BancorpSouth, Inc.:

     We have audited the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Memphis, Tennessee
January 30, 2004

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31
	2003	2002
	(In thousands)
Assets
Cash and due from banks	$369,699	$356,976
Interest bearing deposits with other banks	9,327	5,007
Held-to-maturity securities (fair value of $1,125,395 and $1,243,234)	1,091,991	1,193,375
Available-for-sale securities (amortized cost of $1,965,985 and $1,580,867)	1,989,690	1,642,172
Federal funds sold and securities purchased under agreement to resell	67,293	139,508
Loans	6,267,257	6,435,268
Less: Unearned discount	34,190	45,883
Allowance for credit losses	92,112	87,875

Net loans	6,140,955	6,301,510
Loans held for sale	74,669	57,804
Premises and equipment, net	212,216	210,183
Accrued interest receivable	75,914	83,614
Goodwill	59,671	32,462
Other assets	213,610	166,636

Total Assets	$10,305,035	$10,189,247

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,286,607	$1,183,127
Interest bearing	2,524,159	2,455,821
Savings	779,298	824,902
Other time	4,009,064	4,085,068

Total deposits	8,599,128	8,548,918
Federal funds purchased and securities sold under agreement to repurchase	437,014	457,389
Accrued interest payable	17,140	23,306
Junior subordinated debt securities	128,866	125,000
Long-term debt	138,498	139,757
Other liabilities	115,483	87,054

Total Liabilities	9,436,129	9,381,424

Shareholders’ Equity
Common stock, $2.50 par value Authorized - 500,000,000 shares; Issued - 77,926,645 and 77,680,664 shares, respectively	194,817	194,202
Capital surplus	43,344	20,773
Accumulated other comprehensive income	14,298	37,744
Retained earnings	616,447	555,104

Total Shareholders’ Equity	868,906	807,823

Commitments and contingent liabilities	—	—
Total Liabilities and Shareholders’ Equity	$10,305,035	$10,189,247

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2003	2002	2001
	(In thousands, except per share amounts)
Interest Revenue
Loans	$400,029	$447,756	$509,464
Deposits with other banks	347	279	521
Federal funds sold and securities purchased under agreement to resell	6,588	11,531	20,677
Held-to-maturity securities:
Taxable	46,320	55,091	56,417
Tax-exempt	8,096	9,688	10,667
Available-for-sale securities:
Taxable	54,426	54,066	50,848
Tax-exempt	7,871	8,636	8,500
Loans held for sale	3,234	3,371	3,381

Total interest revenue	526,911	590,418	660,475

Interest Expense
Deposits	149,022	188,530	300,838
Federal funds purchased and securities sold under agreement to repurchase	8,114	12,461	21,535
Other	18,669	17,901	8,720

Total interest expense	175,805	218,892	331,093

Net interest revenue	351,106	371,526	329,382
Provision for credit losses	25,130	29,411	22,259

Net interest revenue, after provision for credit losses	325,976	342,115	307,123

Noninterest Revenue
Mortgage lending	23,252	2,515	11,191
Service charges	61,899	49,249	42,759
Life insurance premiums	3,255	4,340	4,528
Trust income	7,214	7,021	6,929
Securities gains, net	13,837	5,486	10,671
Insurance commissions	39,749	23,604	20,422
Other	40,880	32,611	31,498

Total noninterest revenue	190,086	124,826	127,998

Noninterest Expense
Salaries and employee benefits	181,810	163,691	149,685
Occupancy, net of rental income	22,973	21,658	20,529
Equipment	23,411	24,962	26,799
Telecommunications	7,477	7,827	8,693
Other	86,923	86,847	83,612

Total noninterest expense	322,594	304,985	289,318

Income before income taxes	193,468	161,956	145,803
Income tax expense	62,334	49,938	47,340

Net Income	$131,134	$112,018	$98,463

Net Income Per Share: Basic	$1.69	$1.40	$1.19

Diluted	$1.68	$1.39	$1.19

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2003, 2002 and 2001

				Accumulated
	Common Stock		Capital	Other Comprehensive	Retained
	Shares	Amount	Surplus	Income	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2000	84,043,340	$210,108	$48,667	$15,202	$515,599	$789,576
Net income	—	—	—	—	98,463	98,463
Change in fair value of available-for-sale securities, net of tax effect of $5,765	—	—	—	9,041	—	9,041

Comprehensive income	—	—	—	—	—	107,504
Shares issued	127,305	318	866	—	—	1,184
Recognition of stock compensation	56,000	140	935	—	(115)	960
Purchase of stock	(3,000,855)	(7,502)	(39,011)	—	—	(46,513)
Cash dividends declared, $0.57 per share	—	—	—	—	(47,308)	(47,308)

Balance, December 31, 2001	81,225,790	203,064	11,457	24,243	566,639	805,403
Net income	—	—	—	—	112,018	112,018
Change in fair value of available-for-sale securities, net of tax effect of $8,379	—	—	—	13,501	—	13,501

Comprehensive income	—	—	—	—	—	125,519
Business combinations	599,626	1,500	9,230	—	—	10,730
Other shares issued	566,531	1,416	4,281	—	—	5,697
Recognition of stock compensation	28,000	70	2,343	—	459	2,872
Purchase of stock	(4,739,283)	(11,848)	(6,538)	—	(75,379)	(93,765)
Cash dividends declared, $0.61 per share	—	—	—	—	(48,633)	(48,633)

Balance, December 31, 2002	77,680,664	194,202	20,773	37,744	555,104	807,823
Net income	—	—	—	—	131,134	131,134
Change in fair value of available-for-sale securities, net of tax effect of ($14,457)	—	—	—	(23,142)	—	(23,142)
Minimum pension liability, net of tax effect of $188	—	—	—	(304)	—	(304)

Comprehensive income	—	—	—	—	—	107,688
Business combinations	900,227	2,251	16,747	—	—	18,998
Other shares issued	432,469	1,081	5,824	—	—	6,905
Recognition of stock compensation	—	—	—	—	771	771
Purchase of stock	(1,086,715)	(2,717)	—	—	(19,734)	(22,451)
Cash dividends declared, $0.66 per share	—	—	—	—	(50,828)	(50,828)

Balance, December 31, 2003	77,926,645	$194,817	$43,344	$14,298	$616,447	$868,906

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2003	2002	2001
		(In thousands)
Operating Activities:
Net income	$131,134	$112,018	$98,463
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,130	29,411	22,259
Depreciation and amortization	25,507	26,528	27,328
Deferred taxes	8,210	16	3,452
Amortization of intangibles	15,257	10,334	10,431
Amortization of debt securities premium and discount, net	11,692	2,087	(1,190)
Security gains, net	(13,837)	(5,486)	(10,671)
Net deferred loan origination expense	(7,703)	(8,088)	(8,456)
Decrease in interest receivable	7,700	2,597	4,246
Decrease in interest payable	(6,166)	(7,953)	(9,487)
Realized gain on student loans sold	(2,880)	(2,651)	(2,403)
Proceeds from student loans sold	107,595	92,351	93,688
Origination of student loans held for sale	(80,909)	(111,219)	(88,825)
Realized gain on mortgages sold	(18,232)	(11,602)	(2,946)
Proceeds from mortgages sold	1,190,114	1,053,902	873,027
Origination of mortgages held for sale	(1,149,447)	(1,041,980)	(913,860)
Other, net	(798)	(11,966)	(11,393)

Net cash provided by operating activities	242,367	128,299	83,663

Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	1,670,024	699,713	509,300
Proceeds from calls and maturities of available-for-sale securities	477,913	1,332,836	348,464
Proceeds from sales of held-to-maturity securities	10,112	5,278	51,212
Proceeds from sales of available-for-sale securities	738,167	661,246	766,110
Purchases of held-to-maturity securities	(1,578,784)	(786,621)	(649,328)
Purchases of available-for-sale securities	(1,594,140)	(2,519,011)	(1,142,904)
Net (increase) decrease in short-term investments	72,215	204,003	(130,586)
Net (increase) decrease in loans	80,021	(186,121)	13,334
Purchases of premises and equipment	(27,489)	(27,934)	(44,912)
Proceeds from sale of premises and equipment	2,734	5,773	6,437
Net cash paid for acquisitions	(14,539)	(5,719)	—
Other, net	(31,684)	(45,509)	(24,479)

Net cash used in investing activities	(195,450)	(662,066)	(297,352)

Financing Activities:
Net increase in deposits	50,210	593,031	375,920
Net decrease in short-term debt and other liabilities	(14,233)	(22,837)	(26,225)
Repayment of long-term debt	(1,259)	(18,682)	(11,110)
Issuance of junior subordinated debt	—	121,063	—
Issuance of common stock	7,677	5,697	1,184
Purchase of common stock	(22,451)	(93,765)	(46,513)
Payment of cash dividends	(49,818)	(48,300)	(46,599)

Net cash provided by (used in) financing activities	(29,874)	536,207	246,657

Increase in Cash and Cash Equivalents	17,043	2,440	32,968
Cash and Cash Equivalents at Beginning of Year	361,983	359,543	326,575

Cash and Cash Equivalents at End of Year	$379,026	$361,983	$359,543

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2003, 2002 and 2001

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

Cash Flow Statements

     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of approximately $181,971,000, $226,710,000 and $340,580,000 and income taxes of approximately $41,851,000, $54,930,000 and $48,081,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Fair value of assets acquired during 2003 as a result of business combinations totaled $50,590,000, while liabilities assumed totaled $17,053,000. Fair value of assets acquired during 2002 as a result of business combinations totaled $138,096,000, while liabilities assumed totaled $121,647,000.

Securities

     Securities are classified as either held-to-maturity, trading, or available-for-sale. Held-to-maturity securities are debt securities that the Company has the ability and management has the positive intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

Securities Purchased and Sold Under Agreement to Resell or Repurchase

     The Bank has entered into a secured borrowing arrangement with the State of Mississippi whereby the Bank is required to provide collateral amounts of 102%, in U.S. Treasury or Government National Mortgage Association (“GNMA”) securities, of the fair value and accrued income of the securities sold under repurchase agreement. The Bank has entered into third party lending arrangements, structured as securities purchased under agreement to resell, that mirror the collateral provisions of the agreement with the State of Mississippi, and provide for a fixed spread between the interest rate paid and earned by the Bank. The Bank remains responsible for repayment of the monies borrowed from the State of Mississippi.

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

Provision and Allowance for Credit Losses

     The provision for credit losses charged to expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate based on estimated probable losses on the Company’s current portfolio of loans. Management’s judgment is based on a variety of factors which include the Company’s experience related to loan balances, charge-offs and recoveries, scrutiny of individual loans and risk factors, results of regulatory agency reviews of loans, and present economic conditions in the Company’s market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Loans Held for Sale

     Loans held for sale are recorded at the lower of aggregate cost or fair value.

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

Other Real Estate Owned

     Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sales are included in other revenue.

Mortgage Servicing Rights

     Mortgage servicing rights are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. Fair values are determined using a valuation model that calculates the present value of future cash flows using prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. Capitalized mortgage servicing rights are being amortized in proportion to, and over the period of, the estimated net servicing income of the underlying asset. On a quarterly basis, capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Impairment and recovery are recognized through a valuation allowance.

Pension and Postretirement Benefits Accounting

     The Company accounts for its defined benefit pension plans using an actuarial model as required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions.” This model uses an approach that allocates pension costs over the service period of employees in the plan. The Company accounts for its other postretirement benefits using the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires the Company to recognize net periodic postretirement benefit costs as employees render the services necessary to earn their postretirement benefits. The principle underlying the accounting as required by SFAS No. 87 and SFAS No. 106 is that employees render service ratably over the service period and, therefore, the income statement effects of the Company’s defined benefit pension and postretirement benefit plans should follow the same pattern.

Stock-Based Compensation

     At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$131,134	$112,018	$98,463
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(734)	(977)	(919)

Pro forma net income	$130,400	$111,041	$97,544

Basic earnings per share: As reported	$1.69	$1.40	$1.19
Pro forma	1.68	1.39	1.18
Diluted earnings per share: As reported	$1.68	$1.39	$1.19
Pro forma	1.67	1.38	1.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001: expected options lives of 7 years for all three years; expected dividend yield of 3.10%, 3.10% and 3.70%; expected volatility of 21%, 22% and 23% and risk-free interest rates of 3.0%, 5.0% and 5.5%.

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

Derivative Instruments and Hedging Activities

     The derivatives held by the Company are commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

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

     In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantors Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. FIN 45 also clarifies the requirement of the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation were adopted by the Company effective January 1, 2003. The disclosure requirements of this interpretation were adopted by the Company effective December 16, 2002. The adoption of FIN 45 has had no material impact on the financial position or results of operations of the Company.

     In January 2003, FIN 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 sets forth the criteria used to determine whether an entity’s investment in a variable interest entity (“VIE”) should be consolidated with the entity. FIN 46 is based on the general premise that a company that controls another entity through an interest other than a voting interest should consolidate the controlled entity. In December 2003, the FASB issued

FIN 46 (revised December 2003)(“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. The Company adopted the transition guidance of FIN 46R for special purpose entities in 2003. As a result of the adoption of FIN 46R, BancorpSouth Capital Trust I was prospectively deconsolidated from the Company’s consolidated financial statements at December 31, 2003 as described in Note 11, Junior Subordinated Debt Securities.

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

     In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised (“SFAS No. 132R”). SFAS No. 132R does not change the measurement or recognition provisions of the original standard. However, SFAS No. 132R requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure provisions of this revision are effective for financial statements with fiscal years ending after December 15, 2003. SFAS No. 132R was adopted by the Company effective December 31, 2003. The adoption of SFAS No. 132R has had no material impact on the financial position or results of operations of the Company.

     In November 2003, a consensus was reached on Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements adopted by the EITF include aggregated data related to impaired investments in tabular form and narrative material. EITF No. 03-1 was adopted by the Company effective December 31, 2003. The adoption of EITF No. 03-1 has had no material impact on the financial position or results of operations of the Company.

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

     On May 15, 2003, certain assets of WMS, L.L.C. (“WMS”), an independent insurance agency headquartered in Baton Rouge, Louisiana, that operated under the name of Wright & Percy Insurance, were acquired by BancorpSouth Insurance Services, Inc., a subsidiary of the Bank (“BancorpSouth Insurance”). Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Based on the performance of WMS over the three years following the completion of this transaction, the Company may have to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments. The operations of Wright & Percy Insurance became a part of BancorpSouth Insurance. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

     On August 1, 2003, Ramsey, Krug, Farrell & Lensing, Inc. (“RKF&L”), an independent insurance agency headquartered in Little Rock, Arkansas, merged with and into the Bank. Subsequent to the merger, the operations of RKF&L became a part of BancorpSouth Insurance. Consideration paid to complete this transaction consisted of 473,918 shares of the Company’s common stock in addition to cash paid to RKF&L shareholders in the aggregate amount of approximately $10,028,000. Based on the performance of RKF&L over the three years following the completion of this transaction, the Company may have to pay an additional aggregate amount of up to $7,633,000 in a combination of cash and shares of the Company’s common stock to RKF&L shareholders in three annual installments. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

(3)	HELD-TO-MATURITY SECURITIES

     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2003 and 2002 follows:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$7,315	$415	$—	$7,730
U.S. Government agencies and corporations	869,732	21,024	99	890,657
Obligations of states and political subdivisions	166,077	9,713	296	175,494
Other	48,867	2,647	—	51,514

Total	$1,091,991	$33,799	$395	$1,125,395

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$28,406	$1,008	$—	$29,414
U.S. Government agencies and corporations	895,681	38,009	15	933,675
Obligations of states and political subdivisions	199,975	7,996	273	207,698
Other	69,313	3,482	348	72,447

Total	$1,193,375	$50,495	$636	$1,243,234

     Gross gains of $768,000 and gross losses of $420,000 were recognized in 2003, gross gains of $310,000 and gross losses of $129,000 were recognized in 2002 and gross gains of $767,000 and gross losses of $29,000 were recognized in 2001 on held-to-maturity securities. Except for the following, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 2003 amounts are a gross gain of $389,000 and a gross loss of $407,000 related to the sale of held-to-maturity securities with a combined amortized cost of $10,130,000. These securities were sold because of deterioration in the issuers’ creditworthiness. Included in the 2002 amounts is a gross loss of $44,000 related to the sale of a held-to-maturity security with an amortized cost of $5,322,000. This security was sold because of deterioration in the issuer’s creditworthiness. Included in the 2001 amounts is a gross gain of $218,000 related to the sale of held-to-maturity securities with amortized cost of $45,682,000 whose actual maturity date was within 90 days of the sale date.

     Held-to-maturity securities with a carrying value of approximately $752.0 million at December 31, 2003 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2003 were securities with a carrying value of $127.0 million issued by the State of Mississippi and securities with a carrying value of $16.6 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2003
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$244,112	$247,318
Due after one year through five years	671,416	689,814
Due after five years through ten years	124,271	132,503
Due after ten years	52,192	55,760

Total	$1,091,991	$1,125,395

     A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2003 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies and corporations	$96,218	$96	$5,000	$3	$101,218	$99
Obligations of states and political subdivisions	11,572	160	61	136	11,633	296

Total	$107,790	$256	$5,061	$139	$112,851	$395

     Based upon review of the sector credit ratings of these securities and the positive intent to hold the securities to maturity at which point the fair value will mirror amortized cost, the impairments related to the securities were determined to be temporary.

(4)	AVAILABLE-FOR-SALE SECURITIES

     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2003 and 2002 follows:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$224,633	$22	$7,259	$217,396
U.S. Government agencies and corporations	1,495,835	32,501	12,830	1,515,506
Obligations of states and political subdivisions	158,013	8,182	75	166,120
Preferred stock	42,343	225	278	42,290
Other	45,161	3,250	33	48,378

Total	$1,965,985	$44,180	$20,475	$1,989,690

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$299	$33	$—	$332
U.S. Government agencies and corporations	1,325,432	52,179	103	1,377,508
Obligations of states and political subdivisions	178,036	6,461	244	184,253
Preferred stock	47,343	217	291	47,269
Other	29,757	3,126	73	32,810

Total	$1,580,867	$62,016	$711	$1,642,172

     Gross gains of $13,492,000 and gross losses of $3,000 were recognized in 2003, gross gains of $5,448,000 and gross losses of $143,000 were recognized in 2002 and gross gains of $10,856,000 and gross losses of $923,000 were recognized in 2001 on available-for-sale securities.

     Available-for-sale securities with a carrying value of approximately $1.1 billion at December 31, 2003 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2003, were securities with a carrying value of $76.7 million issued by the State of Mississippi and securities with a carrying value of $65.8 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	2003
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$157,865	$160,339
Due after one year through five years	1,275,116	1,293,647
Due after five years through ten years	384,559	382,653
Due after ten years	148,445	153,051

Total	$1,965,985	$1,989,690

     A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2003 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury	$217,074	$7,259	$—	$—	$217,074	$7,259
U.S. Government agencies and corporations	522,045	12,830	—	—	522,045	12,830
Obligations of states and political subdivisions	4,871	22	1,284	53	6,155	75
Preferred stock	1,272	228	4,950	50	6,222	278
Other	186	33	—	—	186	33

Total	$745,448	$20,372	$6,234	$103	$751,682	$20,475

     Based upon review of the sector credit ratings of these securities and the volatility of the security’s market price, the impairments related to the securities were determined to be temporary.

(5)	LOANS

     A summary of loans classified by collateral type at December 31, 2003 and 2002 follows:

	2003	2002
	(In thousands)
Commercial and agricultural	$743,286	$716,891
Consumer and installment	533,755	727,083
Real estate mortgage:
1-4 Family	1,992,252	2,122,202
Other	2,746,463	2,528,253
Lease financing	227,918	311,769
Other	23,583	29,070

Total	$6,267,257	$6,435,268

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans was $18,139,000 and $10,514,000 at December 31, 2003 and 2002, respectively. Restructured loans totaled $2,659,000 and $20,000 at December 31, 2003 and 2002, respectively.

     The total amount of interest earned on non-performing loans was approximately $248,000, $274,000 and $493,000 in 2003, 2002 and 2001, respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $1,334,000, $936,000 and $1,402,000 in 2003, 2002 and 2001, respectively.

     Loans considered impaired, under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” are loans which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2003 and 2002 was $13,979,000 and $9,797,000, respectively, with a valuation allowance of $6,854,000 and $4,827,000, respectively. The average recorded investment in impaired loans during 2003 and 2002 was $15,695,000 and $9,408,000, respectively.

(6)	ALLOWANCE FOR CREDIT LOSSES

     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands)
Balance at beginning of year	$87,875	$83,150	$81,730
Provision charged to expense	25,130	29,411	22,259
Recoveries	3,848	3,461	4,050
Loans charged off	(24,741)	(29,376)	(24,889)
Acquisitions	—	1,229	—

Balance at end of year	$92,112	$87,875	$83,150

(7)	PREMISES AND EQUIPMENT

     A summary by asset classification at December 31, 2003 and 2002 follows:

	Estimated
	Useful Life
	Years	2003	2002
		(In thousands)
Land	N/A	$36,779	$35,274
Buildings and improvements	20-50	166,756	164,210
Leasehold improvements	10-20	6,742	5,811
Equipment, furniture and fixtures	3-12	187,734	176,428
Construction in progress	N/A	16,291	11,328

Subtotal		414,302	393,051
Accumulated depreciation and amortization		202,086	182,868

Premises and equipment, net		$212,216	$210,183

(8)	GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2003 and 2002:

	2003
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2003	$32,423	$39	$32,462
Goodwill acquired during the year	861	26,348	27,209

Balance as of December 31, 2003	$33,284	$26,387	$59,671

	2002
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2002	$27,495	$39	$27,534
Goodwill reclassified as other identifiable intangible	(3,177)	—	(3,177)
Goodwill acquired during the year	8,105	—	8,105

Balance as of December 31, 2002	$32,423	$39	$32,462

     The Company’s annual goodwill impairment evaluation for 2003 and 2002 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.

     The following table presents information regarding the components of the Company’s identifiable intangible assets for the years ended December 31, 2003 and 2002:

	Year ended		Year ended
	December 31, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,549	$5,661	$11,549	$4,192
Customer relationship intangibles	21,702	2,438	4,877	601
Mortgage servicing rights	90,790	41,115	77,615	29,164

Total	$124,041	$49,214	$94,041	$33,957

Unamortized intangible assets:
Trade names	$688	$—	$—	$—

	Year ended
	December 31,
	2003	2002
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$1,469	$1,503
Customer relationship intangibles	1,837	280
Mortgage servicing rights	11,951	8,632

Total	$15,257	$10,415

     At December 31, 2003 and December 31, 2002, aggregate impairment for mortgage servicing rights was approximately $17,209,000 and approximately $23,197,000, respectively.

     The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2004, and the succeeding four years.

		Customer
	Core Deposit	Relationship	Mortgage
	Intangibles	Intangibles	Servicing Rights	Total
	(In thousands)
Estimated amortization expense:
For the year ended December 31, 2004	$1,372	$2,655	$9,900	$13,927
For the year ended December 31, 2005	1,280	2,238	7,800	11,318
For the year ended December 31, 2006	1,197	1,888	6,400	9,485
For the year ended December 31, 2007	1,113	1,594	5,100	7,807
For the year ended December 31, 2008	851	1,376	4,095	6,322

     The following table provides the transitional disclosures required under SFAS No. 142 for the Company’s goodwill and other intangible assets:

	For the year ended December 31
	2003	2002	2001
	(In thousands, except per share amounts)
Reported net income	$131,134	$112,018	$98,463
Add back: Goodwill amortization	—	—	3,013

Adjusted net income	$131,134	$112,018	$101,476

Basic earnings per share:
Reported net income	$1.69	$1.40	$1.19
Goodwill amortization	—	—	0.04

Adjusted net income	$1.69	$1.40	$1.23

Diluted earnings per share:
Reported net income	$1.68	$1.39	$1.19
Goodwill amortization	—	—	0.04

Adjusted net income	$1.68	$1.39	$1.23

(9) TIME DEPOSITS AND SHORT-TERM DEBT

     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1,772,453,000 and $1,818,159,000 were outstanding at December 31, 2003 and 2002, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $50,511,000, $50,191,000 and $75,015,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     For time deposits with a remaining maturity of more than one year at December 31, 2003, the aggregate amount of maturities for each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2005	$761,298
2006	259,228
2007	262,139
2008	244,077
2009	6,008
Thereafter	1,164

Total	$1,533,914

     Presented below is information relating to short-term debt for the years ended December 31, 2003, 2002 and 2001:

	End of Period		Daily Average		Maximum
					Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End
		(Dollars in thousands)
2003:
Federal funds purchased	$1,500	0.7%	$7,768	1.2%	$102,000
Flex-repos purchased	17,293	2.1%	89,167	4.7%	128,553
Securities sold under agreement to repurchase	418,221	1.0%	369,087	1.1%	436,548
Short-term Federal Home Loan Bank advances	—	—	7,534	1.1%	50,000

Total	$437,014		$473,556		$717,101

2002:
Federal funds purchased	$1,300	0.9%	$3,412	1.6%	$15,900
Flex-repos purchased	134,508	4.7%	141,882	5.6%	163,898
Securities sold under agreement to repurchase	321,581	1.1%	309,012	1.5%	356,198
Short-term Federal Home Loan Bank advances	—	—	1,337	4.3%	4,000

Total	$457,389		$455,643		$539,996

2001:
Federal funds purchased	$—	—	$621	5.7%	$400
Flex-repos purchased	168,511	5.6%	186,841	5.7%	198,085
Securities sold under agreement to repurchase	305,401	1.4%	313,299	3.5%	339,462

Total	$473,912		$500,761		$537,947

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2003, the Bank had established informal federal funds borrowing lines of credit aggregating $275,000,000.

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

     At December 31, 2003, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2005	6.32%	$5,000
2008 and beyond	5.86% - 7.19%	133,498

Total		$138,498

(11) JUNIOR SUBORDINATED DEBT SECURITIES

     On January 28, 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust were used for general corporate purposes, including repurchase of shares of the Company’s outstanding common stock. Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company. Pursuant to the Company’s adoption of the transition guidance of FIN 46R for investments in special-purpose entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003.

(12) INCOME TAXES

     Total income taxes for the years ended December 31, 2003, 2002 and 2001 are allocated as follows:

	2003	2002	2001
	(In thousands)
Income from continuing operations	$62,334	$49,938	$47,340
Shareholders’ equity for other comprehensive income	(14,645)	8,379	5,765
Shareholders’ equity for stock option plans	(1,415)	(1,895)	(314)

Total	$46,274	$56,422	$52,791

     The components of income tax expense attributable to continuing operations are as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands)
Current:
Federal	$48,693	$46,916	$37,004
State	5,431	3,006	6,884
Deferred:
Federal	7,048	14	2,911
State	1,162	2	541

Total	$62,334	$49,938	$47,340

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2003	2002	2001
	(In thousands)
Tax expense at statutory rates	$67,714	$56,684	$51,031
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4,286	1,955	4,826
Tax-exempt interest revenue	(6,334)	(7,625)	(6,606)
Tax-exempt earnings on life insurance	(2,095)	(635)	(235)
Other, net	(1,237)	(441)	(1,676)

Total	$62,334	$49,938	$47,340

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$39,178	$38,515
Accrued liabilities, principally due to compensation arrangements and vacation accruals	6,957	8,291
Net operating loss carryforwards	621	489
Unrealized pension expense	188	—

Total gross deferred tax assets	46,944	47,295
Less: valuation allowance	—	—

Deferred tax assets	$46,944	$47,295

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$33,690	$34,559
Other assets, principally due to expense recognition	7,614	3,783
Investments, principally due to interest income recognition	6,482	5,302
Capitalization of mortgage servicing rights	8,826	5,296
Unrealized gains on available-for-sale securities	8,940	23,397

Total gross deferred tax liabilities	65,552	72,337

Net deferred tax liabilities	$(18,608)	$(25,042)

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2003.

     At December 31, 2003, the Company has net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,461,000 that are available to offset future federal taxable income, subject to various limitations, through 2016.

(13) PENSION, OTHER POSTRETIREMENT BENEFIT AND PROFIT SHARING PLANS

     The BancorpSouth, Inc. Retirement Plan (the “Basic Plan”) is a noncontributory defined benefit pension plan managed by a trustee covering substantially all full-time employees who have at least one year of service and have attained the age of 21. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to contribute to the Basic Plan the amount that meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the pension cost included in current income and the funded amount is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.

     The BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) provides for the payment of retirement benefits to certain participants in the Basic Plan. The Restoration Plan covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended, and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing their benefit under the Basic Plan. The Company has a nonqualified defined benefit supplemental retirement plan (“the Supplemental Plan”) for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years.

     During 2003, the Company established a retiree medical plan whereby the Company subsidizes the cost of retiree health care coverage for current retirees and employees who retire over the next five years. Under the plan, the Company will subsidize retiree health care coverage on a decreasing basis through 2008. Beginning in 2009, the Company will only provide access to coverage for its retirees and subsequent years’ retired employees.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Currently, the Company does not believe it will need to amend its plan to benefit from the Act.

     The Company uses a December 31 measurement date for its pension and other benefit plans.

     A summary of the defined benefit retirement plans and the retiree medical plan at and for the years ended December 31, 2003, 2002 and 2001 follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$63,132	$55,100	$49,371	$3,962
Service cost	4,658	3,865	3,220	—
Interest cost	4,160	3,977	3,516	233
Amendments	921	—	1,420	55
Actuarial loss	3,184	5,356	825	—
Benefits paid	(3,929)	(5,124)	(3,195)	(1,530)
Administrative expenses paid	—	(42)	(57)	—
Adjustment to projected benefit obligation	136	—	—	—

Projected benefit obligation at end of year	$72,262	$63,132	$55,100	$2,720

Change in plan assets:
Fair value of plan assets at beginning of year	$42,177	$42,651	$45,609	$—
Actual return on assets	6,563	(2,453)	294	—
Employer contributions	12,247	7,145	—	1,530
Benefits paid	(3,929)	(5,124)	(3,195)	(1,530)
Administrative expenses paid	—	(42)	(57)	—

Fair value of plan assets at end of year	$57,058	$42,177	$42,651	$—

Funded status:
Projected benefit obligation	($72,262)	($63,132)	($55,100)	($2,720)
Fair value of plan assets	57,058	42,177	42,651	—
Unrecognized transition amount	202	220	238	—
Unrecognized prior service cost	3,727	3,120	3,319	3,170
Unrecognized actuarial loss	15,309	16,216	4,624	55

Net amount recognized	$4,034	($1,399)	($4,268)	$505

     Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003
	(In thousands)
Prepaid benefit cost	$9,001	$2,076	$—	$505
Accrued benefit liability	(7,016)	(3,475)	(4,268)	—
Intangible asset	1,557	—	—	—
Accumulated other comprehensive income adjustment	492	—	—	—

Net amount recognized	$4,034	$(1,399)	$(4,268)	$505

     The components of net periodic benefit cost at December 31, 2003 and 2002 are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003
	(In thousands)
Components of net periodic benefit cost:
Service cost	$4,658	$3,865	$3,220	$—
Interest cost	4,160	3,977	3,516	233
Expected return on assets	(3,372)	(3,882)	(4,045)	—
Amortization of unrecognized transition amount	18	17	17	—
Recognized prior service cost	314	199	117	792
Recognized net (gain) loss	900	100	40	—

Net periodic benefit cost	$6,678	$4,276	$2,865	$1,025

     The weighted-average assumptions used to determine benefit obligations at December 31, 2003 and 2002 are as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003
Discount rate	6.25%	6.75%	6.25%
Rate of compensation increase	4.00%	4.00%	N/A

     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003
Discount rate	6.75%	7.25%	7.75%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A
Expected rate of return on plan assets	8.00%	9.00%	9.00%	N/A

     The following table presents information related to the Company’s Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2003 and 2002:

	2003	2002
	(In thousands)
Projected benefit obligation	$9,290	$6,631
Accumulated benefit obligation	6,880	4,776
Fair value of assets	—	—

     The following table presents information related to the Company’s defined benefit pension plans:

	2003	2002
	(In thousands)
Accumulated benefit obligation	$58,836	$46,004
Minimum liability included in other comprehensive income	492	—

     In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

     Accounting for postretirement health care plans uses a health care cost trend rate to recognize the effect of expected changes in future health care costs due to medical inflation, utilization changes, technological changes, regulatory requirements and Medicare cost shifting. For measurement purposes, a 9.00% health care cost trend rate was assumed for 2004. The rate was assumed to decrease gradually to 5.00% through 2011 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$6	$(1)
Effect on postretirement benefit obligation	70	(41)

     The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan assets at December 31		Target for
	2003	2002	2004
Asset category:
Equity securities	50.11%	40.76%	40-60%
Debt securities	40.36%	41.83%	40-60%
Other	9.53%	17.41%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan include shares of the Company’s common stock with a fair value of $2.0 million (3.4% of total plan assets) and $1.6 million (3.8% of total plan assets) at December 31, 2003 and 2002, respectively. The Company expects to contribute approximately $8.8 million to the Basic Plan in 2004.

     The Company has a deferred compensation plan (commonly referred to as a “401(k) Plan”), whereby employees may contribute a portion of their compensation, as defined in the 401(k) Plan, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. During 2002, the 401(k) Plan was amended to permit employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Plan expense for the years ended December 31, 2003, 2002 and 2001 was $5,019,000, $4,733,000 and $4,191,000, respectively.

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

     Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. Management has made estimates of fair value discount rates that are believed to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. New loan rates were used as the discount rate on existing loans of similar type, credit quality and maturity.

Deposit Liabilities

     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2003 and 2002. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Debt

     The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term FHLB advances and junior subordinated debt securities are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities.

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

     The following table presents carrying and fair value information at December 31, 2003 and 2002:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$369,699	$369,699	$356,976	$356,976
Interest bearing deposits with other banks	9,327	9,327	5,007	5,007
Held-to-maturity securities	1,091,991	1,125,395	1,193,375	1,243,234
Available-for-sale securities	1,989,690	1,989,690	1,642,172	1,642,172
Federal funds sold and securities purchased under agreement to resell	67,293	67,293	139,508	139,508
Loans, net of unearned discount	6,233,067	6,358,759	6,389,385	6,511,829
Loans held for sale	74,669	74,878	57,804	58,782
Liabilities:
Noninterest bearing deposits	1,286,607	1,286,607	1,183,127	1,183,127
Savings and interest bearing deposits	3,303,457	3,303,457	3,280,723	3,280,723
Other time deposits	4,009,064	4,078,188	4,085,068	4,154,200
Federal funds purchased and securities sold under agreement to repurchase	437,014	437,014	457,389	457,389
Long-term debt and other borrowings	269,199	287,802	265,849	288,204
Derivative instruments:
Forward commitments	(100)	(100)	(1,400)	(1,400)
Commitments to fund	(100)	(100)	1,100	1,100

(15) STOCK INCENTIVE AND STOCK OPTION PLANS

     In 1995, the Company issued 60,000 shares of common stock to a key employee. The shares vested over a 10-year period subject to the Company meeting certain performance goals. This employee terminated his employment with the Company during 2002. The Company retired the 18,000 unearned shares in 2002 and there was no compensation expense associated with this award in 2002. The compensation expense associated with this award was $51,600 for 2001.

     In 1998, the Company issued 70,000 shares of common stock to a key employee and, in 2002, an additional 56,000 shares were issued. The remaining shares vest over a four-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 56,000 at December 31, 2003. The compensation expense associated with this award was $305,800 for each of the years in the three-year period ended December 31, 2003.

     In 2000, the Company issued 100,000 shares of common stock to a key employee. The remaining shares vest over a two-year period subject to the Company meeting certain performance goals. The unearned shares are held in escrow and totaled 40,000 at December 31, 2003. The compensation expense associated with this award was $292,500 for each of the years in the three-year period ended December 31, 2003.

     In 2002, the Company issued 28,000 shares of common stock to key employees. The remaining shares vest over a two-year period subject to attainment of certain performance goals by the employees. The unearned shares are held in escrow and totaled 18,666 at December 31, 2003. The compensation expense associated with this award was $172,700 for 2003 and 2002.

     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1990, 1994 and 1995 stock incentive plans. The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 2003, the Company had outstanding 172,960 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded compensation expense of $835,000, $1,329,000 and $1,903,000 in 2003, 2002 and 2001, respectively, related to the SARs because of changes in the market value of the Company’s common stock.

     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of common stock.

     A summary of the status of the Company’s stock options outstanding as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,663,437	$15.88	2,758,534	$14.51	2,509,102	$14.08
Granted	444,000	23.20	534,221	16.85	400,000	15.48
Exercised	(431,135)	12.73	(567,900)	10.06	(127,606)	9.31
Expired or cancelled	(26,668)	17.38	(61,418)	16.67	(22,962)	14.67

Outstanding at end of year	2,649,634	$17.60	2,663,437	$15.88	2,758,534	$14.51

Exercisable at end of year	1,825,517		1,905,713		2,043,197

     For options granted in 2003, 2002 and 2001, the weighted-average fair values as of the grant date were $4.03, $4.40 and $3.44, respectively.

     The following table summarizes information about stock options at December 31, 2003:

	Options Outstanding				Options Exercisable
Range of	Number	Weighted-Avg		Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life		Exercise Price	Exercisable	Exercise Price
$6.30 to $9.46	45,688	2.90	years	$8.05	45,688	$8.05
$11.06 to $14.98	695,893	4.50		12.81	695,893	12.81
$15.06 to $18.00	649,517	6.60		16.33	545,192	16.49
$19.18 to $23.51	1,258,536	7.80		21.26	538,744	20.58

$6.30 to $23.51	2,649,634	6.60		$17.60	1,825,517	$16.08

(16) EARNINGS PER SHARE AND DIVIDEND DATA

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2003, 2002 and 2001:

	2003			2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$131,134	77,696	$1.69	$112,018	79,926	$1.40	$98,463	82,539	$1.19

Effect of dilutive stock options	—	468		—	555		—	440

Diluted EPS:
Income available to common shareholders plus assumed exercise	$131,134	78,164	$1.68	$112,018	80,481	$1.39	$98,463	82,979	$1.19

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2003, the Bank could have paid dividends to the Company of $320 million under current regulatory guidelines.

(17) OTHER COMPREHENSIVE INCOME

     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2003, 2002 and 2001:

	2003			2002			2001
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized gains (losses) arising during holding period	$(24,110)	$9,297	$(14,813)	$27,184	$(10,409)	$16,775	$24,739	$(9,564)	$15,175
Reclassification adjustment for net losses (gains) realized in net income	(13,489)	5,160	(8,329)	(5,304)	2,030	(3,274)	(9,933)	3,799	(6,134)
Minimum pension liability	(492)	188	(304)	—	—	—	—	—	—

Other comprehensive income (loss)	$(38,091)	$14,645	$(23,446)	$21,880	$(8,379)	$13,501	$14,806	$(5,765)	$9,041

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

(In thousands)	Amount
Loans outstanding at December 31, 2002	$27,877
New loans	31,529
Repayments	(24,830)
Changes in directors and executive officers	(22)

Loans outstanding at December 31, 2003	$34,554

(19) CAPITALIZED MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights (“MSRs”) are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. MSRs are being amortized in proportion to, and over the period of, the estimated net servicing income. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate, note term and loan type based on 1) loan guarantee (i.e., conventional or government), and 2) interest characteristic (i.e., fixed-rate or adjustable-rate). In measuring impairment, the carrying amount is based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

     The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

	2003	2002	2001
	(In thousands)
Balance at beginning of year	$48,451	$44,320	$37,175
Mortgage servicing rights capitalized	13,904	13,316	13,772
Mortgage servicing rights sold	(729)	(553)	—
Amortization expense	(11,951)	(8,632)	(6,627)

Balance at end of year	49,675	48,451	44,320
Valuation allowance	(17,209)	(23,197)	(7,095)

Fair value at end of year	$32,466	$25,254	$37,225

(20) REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve (“FRB”) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2003 and 2002, respectively, as set forth in the following table:

	2003		2002
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I Capital (to Risk-Weighted Assets)	$890,851	13.24%	$848,246	11.92%
Total Capital (to Risk-Weighted Assets)	976,024	14.51	936,975	13.16
Tier I Leverage Capital (to Average Assets)	890,851	8.79	848,246	8.41

(21) SEGMENTS

     The Company’s principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment brokerage, personal finance lending and other activities not allocated to community banking.

     Results of operations and selected financial information by operating segment for the three years ended December 31, 2003, 2002 and 2001 are presented below:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
2003
Results of Operations
Net interest revenue	$311,872	$39,234	$351,106
Provision for credit losses	22,468	2,662	25,130

Net interest income after provision for credit losses	289,404	36,572	325,976
Noninterest revenue	108,192	81,894	190,086
Noninterest expense	213,536	109,058	322,594

Income before income taxes	184,060	9,408	193,468
Income taxes	59,303	3,031	62,334

Net income	$124,757	$6,377	$131,134

Selected Financial Information
Total assets	$8,704,462	$1,600,573	$10,305,035
Depreciation & amortization	22,825	2,682	25,507

2002
Results of Operations
Net interest revenue	$313,543	$57,983	$371,526
Provision for credit losses	25,500	3,911	29,411

Net interest income after provision for credit losses	288,043	54,072	342,115
Noninterest revenue	80,398	44,428	124,826
Noninterest expense	246,334	58,651	304,985

Income before income taxes	122,107	39,849	161,956
Income taxes	37,651	12,287	49,938

Net income	$84,456	$27,562	$112,018

Selected Financial Information
Total assets	$9,277,374	$911,873	$10,189,247
Depreciation & amortization	24,765	1,763	26,528

2001
Results of Operations
Net interest revenue	$278,196	$51,186	$329,382
Provision for credit losses	18,998	3,261	22,259

Net interest income after provision for credit losses	259,198	47,925	307,123
Noninterest revenue	74,373	53,625	127,998
Noninterest expense	234,839	54,479	289,318

Income before income taxes	98,732	47,071	145,803
Income taxes	32,057	15,283	47,340

Net income	$66,675	$31,788	$98,463

Selected Financial Information
Total assets	$8,551,441	$843,988	$9,395,429
Depreciation & amortization	25,506	1,822	27,328

(22) COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     Rent expense was approximately $4,665,000 for 2003, $4,592,000 for 2002 and $4,599,000 for 2001. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

(In thousands)	Amount
2004	$4,632
2005	3,475
2006	2,608
2007	2,048
2008	1,757
Thereafter	3,951

Total future minimum lease payments	$18,471

Mortgage Loans Serviced for Others

     The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $2.8 billion of loans serviced for investors at December 31, 2003 is approximately $1.7 million of primary recourse servicing whereby the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Forward Contracts

     Forward contracts are agreements to purchase or sell securities at a specified future date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2003 and 2002, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2003 the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $41.5 million with a carrying value and fair value reflecting a loss of $100 thousand. At December 31, 2002, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $122.0 million with a carrying value and fair value reflecting a loss of $1.4 million. At December 31, 2003, the notional amount of commitments to fund individual fixed-rate mortgage loans was $28.5 million with a carrying value and fair value reflecting a loss of $100 thousand. At December 31, 2002, the notional amount of commitments to fund individual fixed-rate mortgage loans was $75.9 million with a carrying value and fair value reflecting a gain of $1.1 million. The forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Lending Commitments

     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2003, these included approximately $73 million for letters of credit and approximately $1.3 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the year ended December 31, 2003.

Litigation

     In states in which the Company operates, financial services companies have been sued in connection with lending, insurance and other financial transactions. While the allegations vary from case to case and from company to company, in general these cases allege that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or were unnecessary under the particular circumstances.

     Cases of this type have been filed against some of the Company’s subsidiaries. The Company has settled the majority of cases filed. During 2003, the Company paid a total of approximately $3.1 million to settle these cases. The Company accrued $3.2 million during the fourth quarter of 2002, which the Company believed was the amount necessary to settle the claims covered in settlements then pending. These pending settlements were completed in the second quarter of 2003 for approximately $2.8 million, and the balance of the $3.2 million accrual was reversed. Subsequently in 2003, other cases were settled for approximately $270,000.

     The Company intends to vigorously defend each of the pending lawsuits, and believes that it has meritorious defenses in these cases. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. The Company has not recorded a reserve for these pending lawsuits.

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

Restricted Cash Balance

     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $79,175,000 were maintained to satisfy Federal regulatory requirements at December 31, 2003.

(23) CONDENSED PARENT COMPANY INFORMATION

     The following condensed financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:

	December 31
	2003	2002
Condensed Balance Sheets	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$49,715	$26,266
Investment in subsidiaries	941,193	905,787
Other assets	24,403	21,558

Total assets	$1,015,311	$953,611

Liabilities and shareholders’ equity:
Total liabilities	$146,405	$145,788
Shareholders’ equity	868,906	807,823

Total liabilities and shareholders’ equity	$1,015,311	$953,611

	Year Ended December 31
	2003	2002	2001
Condensed Statements of Income	(In thousands)
Dividends from subsidiaries	$102,315	$141,291	$97,500
Other operating income	53	56	334

Total income	102,368	141,347	97,834
Operating expenses	14,375	13,937	4,661

Income before tax benefit and equity in undistributed earnings	87,993	127,410	93,173
Income tax benefit	5,473	7,007	1,510

Income before equity in undistributed earnings of subsidiaries	93,466	134,417	94,683
Equity in undistributed earnings of subsidiaries	37,668	(22,399)	3,780

Net income	$131,134	$112,018	$98,463

	Year Ended December 31
	2003	2002	2001
Condensed Statements of Cash Flows	(In thousands)
Operating activities:
Net income	$131,134	$112,018	$98,463
Adjustments to reconcile net income to net cash provided by operating activities	(40,949)	(98,783)	(1,973)

Net cash provided by operating activities	90,185	13,235	96,490
Net cash used in financing activities	(66,736)	(15,153)	(91,832)

Increase (decrease) in cash and cash equivalents	23,449	(1,918)	4,658
Cash and cash equivalents at beginning of year	26,266	28,184	23,526

Cash and cash equivalents at end of year	$49,715	$26,266	$28,184

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the Company’s independent accountants and auditors on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. – CONTROLS AND PROCEDURES.

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

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF REGISTRANT

     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Name	Offices Held	Age
Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	61

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	54

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier, BancorpSouth Bank	59

Larry Bateman	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	55

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	59

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	49

Michael L. Sappington	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	54

Gregg Cowsert	Executive Vice President of the	56

Name	Offices Held	Age
	Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank

Cathy M. Robertson	Executive Vice President of the Company and BancorpSouth Bank	49

Cathy S. Freeman	Senior Vice President and Corporate Secretary of the Company and BancorpSouth Bank	38

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

     Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company since the August 31, 2000 merger of First United Bancshares, Inc. with the Company. Prior to the merger, he served as Chairman of the Board, President and Chief Executive Officer of First United Bancshares, Inc. for at least two years prior to the merger. First United Bancshares, Inc. was a $2.7 billion bank holding company headquartered in El Dorado, Arkansas at the time of its merger with the Company.

     Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

     Mr. Bateman has served as Executive Vice President of the Company since October 2000. He served as Tennessee Region President of BancorpSouth Bank for at least 2 years prior to October 2000. He was also named Vice Chairman of the Bank in November 2003.

     Mr. Harder has served as Executive Vice President, Audit and Loan Review of the Bank for at least the past five years. He has also served as Executive Vice President of the Company during this same period.

     Mr. Threadgill had served as Southern Mississippi Region President of BancorpSouth Bank for at least three years prior to April 2002 when he was named Vice Chairman of BancorpSouth Bank and Executive Vice President of the Company.

     Mr. Sappington has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.

     Mr. Cowsert has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank for at least the past five years.

     Mrs. Robertson has served as Executive Vice President of the Bank for at least the past five years. She has also served as Executive Vice President of the Company during this same period.

     Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank for at least five years prior to November 2003 when she was named Senior Vice President and Corporate Secretary of the Company and the Bank.

AUDIT COMMITTEE FINANCIAL EXPERT

     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Audit Committee Financial Expert” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders to be held during 2004, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

     Information regarding the Audit Committee and the identification of its members appears under the caption “Meetings of the Board of Directors and Committees” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders to be held during 2004, and is incorporated herein by reference.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2003 annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders to be held during 2004, and is incorporated herein by reference.

CERTAIN CORPORATE GOVERNANCE DOCUMENTS

     The Company has adopted a code of business conduct and ethics that applies to its directors, chief executive officer, chief financial officer, other officers, other financial reporting persons and employees. The Company has also adopted Corporate Governance Guidelines for its Board of Directors. These documents, as well as the charters of the Audit Committee, Executive Compensation and Stock Incentive Committee, Nominating Committee and Executive Committee of the Board of Directors, are available on the Company’s website at www.bancorpsouth.com, or shareholders may request a free copy of these documents from:

BancorpSouth, Inc. Corporate Secretary One Mississippi Plaza 201 South Spring Street Tupelo, Mississippi 38804 (662) 680-2000

ITEM 11. – EXECUTIVE COMPENSATION.

     Information regarding the remuneration of executive officers of the Company appears under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption “Compensation of Directors” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference.

     Information regarding the Company’s equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information regarding accountant fees and services appears under the caption “Proposal 3: Selection of Auditors” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

1.	Consolidated Financial Statements: See “Item 8. – Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:

(3)	(a) Articles of Incorporation, as amended and restated. (1)

(b)	Bylaws, as amended and restated. (2)

(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

(4)	(a) Specimen Common Stock Certificate. (4)

(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)

(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)

(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(h)	Junior Subordinated Debt Security Specimen. (8)

(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

(10)	(a) 1998 Director Stock Plan. (2)(24)

(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(24)

(c)	1990 Stock Incentive Plan. (10)(24)

(d)	1994 Stock Incentive Plan. (11)(24)

(e)	1998 Stock Option Plan. (12)(24)

(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(24)

(g)	BancorpSouth, Inc. Restoration Plan. (19)(24)

(h)	BancorpSouth, Inc. Deferred Compensation Plan. (19)(24)

(i)	Home Office Incentive Plan. (19)(24)

(j)	Dividend Reinvestment Plan. (13)

(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(24)

(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(24)

(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(24)

(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(24)

(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(24)

(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(24)

(q)	Form of BancorpSouth, Inc. Change in Control Agreement.* (24)

(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(24)

(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(24)

(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(24)

(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(24)

(v)	BancorpSouth, Inc. Change in Control Agreement for Harry Baxter. (20)(24)

(w)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (22)(24)

(x)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (22)(24)

(y)	BancorpSouth, Inc. Executive Performance Incentive Plan. (23)(24)

(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Independent Accountants.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to the registration statement on Form S-4 filed on February 23, 1999 (file number 333-28081) and incorporated by reference thereto.

(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 and incorporated by reference thereto.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (file number 333-28081) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(24)	Compensatory plans or arrangements.

*	Filed herewith

(b)	Reports on Form 8-K:

During the three months ended December 31, 2003, no current reports on Form 8-K were filed (excluding a current report on Form 8-K furnished on October 17, 2003 reporting information under Item 7. “Financial Statements and Exhibits,” and Item 12. “Disclosure of Results of Operations and Financial Condition”).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: March 11, 2004	By:	/s/Aubrey B. Patterson

Aubrey B. Patterson
Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2004

/s/L. Nash Allen, Jr. L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/Hassell H. Franklin Hassell H. Franklin	Director	March 11, 2004

/s/W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	March 11, 2004

/s/James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	March 11, 2004

/s/Larry G. Kirk Larry G. Kirk	Director	March 11, 2004

/s/Turner O. Lashlee Turner O. Lashlee	Director	March 11, 2004

/s/Guy W. Mitchell, III Guy W. Mitchell, III	Director	March 11, 2004

/s/R. Madison Murphy R. Madison Murphy	Director	March 11, 2004

/s/ Robert C. Nolan Robert C. Nolan	Director	March 11, 2004

/s/W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	March 11, 2004

/s/Alan W. Perry Alan W. Perry	Director	March 11, 2004

/s/ Travis E. Staub Travis E. Staub	Director	March 11, 2004

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Articles of Incorporation, as amended and restated. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

(4)	(a)	Specimen Common Stock Certificate. (4)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(h)	Junior Subordinated Debt Security Specimen. (8)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

(10)	(a)	1998 Director Stock Plan. (2)(24)

	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(24)

	(c)	1990 Stock Incentive Plan. (10)(24)

	(d)	1994 Stock Incentive Plan. (11)(24)

	(e)	1998 Stock Option Plan. (12)(24)

	(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(24)

	(g)	BancorpSouth, Inc. Restoration Plan. (19)(24)

	(h)	BancorpSouth, Inc. Deferred Compensation Plan. (19)(24)

	(i)	Home Office Incentive Plan. (19)(24)

	(j)	Dividend Reinvestment Plan. (13)

	(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(24)

	(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(24)

	(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(24)

	(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(24)

	(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(24)

	(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(24)

	(q)	Form of BancorpSouth, Inc. Change in Control Agreement.* (24)

	(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(24)

	(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(24)

	(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(24)

	(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(24)

	(v)	BancorpSouth, Inc. Change in Control Agreement for Harry Baxter. (20)(24)

Exhibit No.		Description
	(w)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (22)(24)

	(x)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (22)(24)

	(y)	BancorpSouth, Inc. Executive Performance Incentive Plan. (23)(24)

(11)		Statement re computation of per share earnings.*

(21)		Subsidiaries of the Registrant.*

(23)		Consent of Independent Accountants.*

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to the registration statement on Form S-4 filed on February 23, 1999 (file number 333-28081) and incorporated by reference thereto.

(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 and incorporated by reference thereto.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

2

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (file number 333-28081) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(24)	Compensatory plans or arrangements.

*	Filed herewith

3