Form 10-Q
period 2004-03-31
BANCORPSOUTH INC
filed 2004-05-07
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 3, 2004, the Registrant had outstanding 77,212,281 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s financial products and services, liquidity, asset quality, net income, net interest revenue, mortgage servicing rights, life insurance premium revenue, loan growth and demand, maturing loans and investment securities, loans held for sale, operating activities, core deposits, credit quality and credit losses, deposit withdrawals, net interest margin, equipment and telecommunications expenses, future acquisitions, the effect of certain legal claims, indirect automobile sales financing and certain high risk consumer loans, additional share repurchases under BancorpSouth’s April 2003 stock repurchase program, capital resources, prepayment of BancorpSouth’s junior subordinated debt securities, off-balance sheet commitments and other arrangements to extend credit and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain asset and credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth’s borrowers to repay loans, changes in laws and regulations affecting financial institutions, the ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, performance of WMS, L.L.C. and Ramsey, Krug, Farrell & Lensing, Inc., the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, competition from other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets
	March 31, 2004	December 31, 2003
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$329,876	$369,699
Interest bearing deposits with other banks	199,820	9,327
Held-to-maturity securities, at amortized cost	1,320,134	1,091,991
Available-for-sale securities, at fair value	1,906,746	1,989,690
Federal funds sold and securities purchased under agreement to resell	72,511	67,293
Loans	6,284,805	6,267,257
Less: Unearned discount	31,849	34,190
Allowance for credit losses	91,327	92,112
Net loans	6,161,629	6,140,955
Loans held for sale	40,759	74,669
Premises and equipment, net	212,797	212,216
Goodwill	59,671	59,671
Other assets	278,486	289,524
TOTAL ASSETS	$10,582,429	$10,305,035
LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,320,812	$1,286,607
Interest bearing	2,704,473	2,524,159
Savings	788,679	779,298
Other time	4,067,151	4,009,064
Total deposits	8,881,115	8,599,128
Federal funds purchased and securities sold under agreement to repurchase	416,222	437,014
Junior subordinated debt securities	128,866	128,866
Long-term debt	138,170	138,498
Other liabilities	135,068	132,623
TOTAL LIABILITIES	9,699,441	9,436,129
SHAREHOLDERS' EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 77,382,369 and 77,926,645 shares, respectively	193,456	194,817
Capital surplus	43,833	43,344
Accumulated other comprehensive income	27,598	14,298
Retained earnings	618,101	616,447
TOTAL SHAREHOLDERS' EQUITY	882,988	868,906
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,582,429	$10,305,035
(1) Derived from audited financial statements.

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended March 31,
	2004	2003
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$92,250	$104,546
Deposits with other banks	128	84
Federal funds sold and securities purchased under agreement to resell	697	2,307
Held-to-maturity securities:
Taxable	10,112	13,602
Tax-exempt	1,796	2,216
Available-for-sale securities:
Taxable	15,688	12,127
Tax-exempt	1,759	2,094
Loans held for sale	756	706
Total interest revenue	123,186	137,682
INTEREST EXPENSE:
Deposits	33,918	40,544
Federal funds purchased and securities sold under agreement to repurchase	1,063	2,355
Other	4,723	4,639
Total interest expense	39,704	47,538
Net interest revenue	83,482	90,144
Provision for credit losses	4,015	6,522
Net interest revenue, after provision for
credit losses	79,467	83,622
NONINTEREST REVENUE:
Mortgage lending	(1,141)	4,854
Service charges	14,318	13,654
Life insurance premiums	562	961
Trust income	1,686	1,486
Security gains, net	618	13,556
Insurance commissions	14,458	6,387
Other	15,539	11,411
Total noninterest revenue	46,040	52,309
NONINTEREST EXPENSE:
Salaries and employee benefits	50,036	42,754
Occupancy, net of rental income	5,956	5,580
Equipment	5,460	6,003
Telecommunications	1,838	1,860
Other	22,716	20,719
Total noninterest expense	86,006	76,916
Income before income taxes	39,501	59,015
Income tax expense	12,336	19,867
Net income	$27,165	$39,148
Earnings per share: Basic	$0.35	$0.51
Diluted	$0.35	$0.50
Dividends declared per common share	$0.18	$0.16
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$81,216	$122,574
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	94,583	129,319
Proceeds from calls and maturities of available-for-sale securities	82,729	155,407
Proceeds from sales of held-to-maturity securities	1,851	–
Proceeds from sales of available-for-sale securities	489,953	738,167
Purchases of held-to-maturity securities	(325,536)	(800,293)
Purchases of available-for-sale securities	(471,326)	(319,702)
Net increase in short-term investments	(5,218)	(164,227)
Net (increase) decrease in loans	(22,832)	52,522
Purchases of premises and equipment	(6,834)	(7,194)
Proceeds from sale of premises and equipment	448	2,530
Other, net	(3,617)	(10,785)
Net cash used by investing activities	(165,799)	(224,256)
Financing activities:
Net increase in deposits	281,987	140,433
Net decrease in short-term debt and other liabilities	(19,950)	(3,564)
Repayment of long-term debt	(328)	(307)
Issuance of common stock	605	457
Purchase of common stock	(13,033)	(7,321)
Payment of cash dividends	(14,028)	(12,416)
Net cash provided by financing activities	235,253	117,282
Increase in cash and cash equivalents	150,670	15,600
Cash and cash equivalents at beginning of period	379,026	361,983
Cash and cash equivalents at end of period	$529,696	$377,583
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2003, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”) as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, BancorpSouth Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation. BancorpSouth Capital Trust I (the “Trust”), a business trust, was treated as a subsidiary of the Company for financial reporting purposes until the adoption of the transition guidance of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities,” for investment in special-purpose entities on December 31, 2003, at which time the Company deconsolidated the Trust from its financial statements. See “Note 6 – Junior Subordinated Debt Securities” to Consolidated Condensed Financial Statements.

At March 31, 2004, the Company had two stock-based employee compensation plans, which were the 1994 Stock Incentive Plan and the 1998 Stock Option Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2004 and 2003:

		Three months ended March 31,
		2004	2003
		(In thousands, except per share amounts)
Net income, as reported		$27,165	$39,148
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects		(189)	(147)
Pro forma net income		$26,976	$39,001

Basic earnings per share:	As reported	$0.35	$0.51
	Pro forma	$0.35	$0.50

Diluted earnings per share:	As reported	$0.35	$0.50
	Pro forma	$0.35	$0.50

NOTE 2 – LOANS

The composition of the loan portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2004	2003	2003
	(In thousands)
Commercial and agricultural	$728,320	$706,747	$743,286
Consumer and installment	495,301	610,082	533,755
Real estate mortgage:
1-4 Family	2,066,452	2,048,346	1,992,252
Other	2,741,956	2,612,103	2,746,463
Lease financing	229,778	299,440	227,918
Other	22,998	28,815	23,583
Total	$6,284,805	$6,305,533	$6,267,257

The following table presents information concerning non-performing loans as of the dates indicated:

	March 31,	December 31,
	2004	2003
	(In thousands)
Non-accrual loans	$16,410	$18,139
Loans 90 days or more past due	19,392	30,634
Restructured loans	3,954	2,659
Total non-performing loans	$39,756	$51,432

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended March 31,		Year ended December 31,
	2004	2003	2003
	(In thousands)
Balance at beginning of period	$92,112	$87,875	$87,875
Provision charged to expense	4,015	6,522	25,130
Recoveries	1,356	963	3,848
Loans charged off	(6,156)	(5,760)	(24,741)
Balance at end of period	$91,327	$89,600	$92,112

NOTE 4 – PER SHARE DATA

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three Months Ended March 31,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$27,165	77,667	$0.35	$39,148	77,426	$0.51
Effect of dilutive stock
options	–	456		–	431
Diluted EPS
Income available to common shareholders
plus assumed exercise	$27,165	78,123	$0.35	$39,148	77,857	$0.50

NOTE 5 – COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended March 31,
	2004			2003
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized gains (losses) arising during holding period	$21,945	($8,394)	$13,551	$2,009	($768)	$1,241
Less: Reclassification adjustment for
net (gains) losses realized in net income	(406)	155	(251)	(13,455)	5,147	(8,308)
Other comprehensive income (loss)	$21,539	($8,239)	$13,300	($11,446)	$4,379	($7,067)
Net income			27,165			39,148
Comprehensive income			$40,465			$32,081

NOTE 6 – JUNIOR SUBORDINATED DEBT SECURITIES

On January 28, 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032 and are callable at the option of the Company after January 28, 2007. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust were used for general corporate purposes, including repurchase of shares of the Company’s outstanding common stock. Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company. Pursuant to the Company’s adoption of the transition guidance of FIN 46R for investments in special-purpose entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of December 31, 2003	$33,284	$26,387	$59,671
Goodwill acquired during the period	–	–	–
Balance as of March 31, 2004	$33,284	$26,387	$59,671

The following table presents information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,549	$6,018	$11,549	$5,661
Customer relationship intangibles	21,702	3,227	21,702	2,438
Mortgage servicing rights (MSRs)	91,937	44,129	90,790	41,115
Total	$125,188	$53,374	$124,041	$49,214

Unamortized intangible assets:
Trade names	$688	$ –	$688	$ –

	Three months ended March 31,
	2004	2003
Aggregate Amortization Expense for:	(In thousands)
Core deposit intangibles	$357	$377
Customer relationship intangibles	789	70
Mortgage servicing rights (MSRs)	3,014	848
Total	$4,160	$1,295

At March 31, 2004 and December 31, 2003, aggregate impairment for mortgage servicing rights was approximately $19,219,000 and approximately $17,209,000, respectively.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2004, and the succeeding four years:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2004	$1,372	$2,919	$10,200	$14,491
For year ended December 31, 2005	1,280	2,502	8,100	11,882
For year ended December 31, 2006	1,197	2,152	6,500	9,849
For year ended December 31, 2007	1,113	1,858	5,200	8,171
For year ended December 31, 2008	851	1,640	4,200	6,691

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic benefit cost for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
	(In thousands)
Service cost	$1,298	$1,164	$ –	$ –
Interest cost	1,074	1,040	41	58
Expected return on assets	(1,124)	(843)	–	–
Amortization of unrecognized transition amount	5	5	–	–
Recognized prior service cost	79	79	198	198
Recognized net loss	231	225	–	–
Net periodic benefit cost	$1,563	$1,670	$239	$256

NOTE 9 – RECENT PRONOUNCEMENTS

No recently issued accounting pronouncements were adopted by the Company during the first quarter of 2004.

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

Results of operations and selected financial information by operating segment for the three months ended March 31, 2004 and 2003 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three Months Ended March 31, 2004
Results of Operations
Net interest revenue	$75,308	$8,174	$83,482
Provision for credit losses	3,621	394	4,015
Net interest revenue after provision for credit losses	71,687	7,780	79,467
Noninterest revenue	25,254	20,786	46,040
Noninterest expense	52,003	34,003	86,006
Income before income taxes	44,938	(5,437)	39,501
Income taxes	14,034	(1,698)	12,336
Net income	$30,904	($3,739)	$27,165
Selected Financial Information
Total assets (at end of period)	$8,928,172	$1,654,257	$10,582,429
Depreciation & amortization	5,165	676	5,841
Three Months Ended March 31, 2003
Results of Operations
Net interest revenue	$79,371	$10,773	$90,144
Provision for credit losses	6,042	480	6,522
Net interest revenue after provision for credit losses	73,329	10,293	83,622
Noninterest revenue	34,857	17,452	52,309
Noninterest expense	51,001	25,915	76,916
Income before income taxes	57,185	1,830	59,015
Income taxes	19,251	616	19,867
Net income	$37,934	$1,214	$39,148
Selected Financial Information
Total assets (at end of period)	$8,649,808	$1,685,201	$10,335,009
Depreciation & amortization	5,893	636	6,529

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional bank holding company with approximately $10.6 billion in assets and is headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the periods ended March 31, 2004 and 2003 found in “Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information; and certain amounts for prior periods have been reclassified to conform with the current financial statement presentation. Additional information is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s continuing operations.

As a financial services company, the financial condition and operating results of the Company are heavily influenced by economic trends in the nation and its markets specifically. Most of the revenue of the Company is derived from its principal operating subsidiary, the Bank. The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand and creditworthiness of existing borrowers. The financial services industry is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.

The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months ended March 31, 2004 and 2003. These amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2004	2003	% Change

Net income	$27,165	$39,148	(30.61) %
Net income per share: Basic	$0.35	$0.51	(31.37) %
Diluted	$0.35	$0.50	(30.00) %
Return on average assets (annualized)	1.05%	1.56%	(32.69) %
Return on average shareholders' equity (annualized)	12.59%	19.46%	(35.30) %

The decline in net income for the first quarter of 2004 when compared to the first quarter of 2003 is attributable to several factors. The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue has continued to be negatively impacted by the historically low interest rates of the current interest rate cycle and the absence of significant loan demand. The Company has been unable to completely offset the decline in asset yields with reduced funding costs in this low interest rate environment. Additionally, with decreased loan demand, the Company invested in various securities that traditionally provide lower yields than loans and the proceeds from maturing securities during the period were typically reinvested at lower yields than the maturing securities were earning. These factors combined to reduce the Company’s net interest revenue to $83.48 million for the first quarter of 2004, a $6.66 million, or 7.39%, decrease from $90.14 million for the same period of 2003. In recent years the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage and securities activities, and other bank related fees. While these efforts to diversify the Company’s revenue have been successful in certain areas, the decrease in revenue from our mortgage lending activities for the first quarter of 2004 and the significant securities gains reported in the first quarter of 2003 combined to reduce noninterest revenue for the first quarter of 2004 to $46.04 million, down from $52.31 million for the first quarter of 2003. Improved asset quality allowed the Company to reduce its provision for credit losses for the first quarter of 2004 to $4.02 million, a 38.44% decrease from $6.52 million from the first quarter of 2003. Noninterest expense totaled $86.01 million for the first quarter of 2004 compared to $76.92 million for the first quarter of 2003, an increase of 11.82%. This increase was primarily related to increased salaries and employee benefits. The major components of net income are discussed in more detail in the various sections that follow.

Critical Accounting Policies

During the three months ended March 31, 2004, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

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

Net interest revenue was $85.91 million for the three months ended March 31, 2004, compared to $92.87 million for the same period in 2003, representing a decrease of $6.96 million, or 7.50%. The decline in net interest revenue for the first quarter primarily reflects the inability to reduce funding costs enough to offset falling asset yields.

Interest revenue decreased $14.80 million, or 10.54%, to $125.61 million for the three months ended March 31, 2004 from $140.41 million for the three months ended March 31, 2003. While average interest earning assets increased by $179.96 million, or 1.90%, to $9.67 billion for the first quarter of 2004 from $9.49 billion for the first quarter of 2003, this increase was more than offset by a decrease of 78 basis points in the yield of those assets to 5.22% for the first quarter of 2004 from 6.00% for the first quarter of 2003, resulting in a decrease in interest revenue.

Interest expense decreased $7.84 million, or 16.48%, to $39.70 million for the three months ended March 31, 2004 from $47.54 million for the three months ended March 31, 2003. While average interest bearing liabilities increased $64.35 million, or 0.79%, to $8.23 billion for the first quarter of 2004 from $8.16 billion for the first quarter of 2003, this increase in the amount of interest bearing liabilities was more than offset by a decrease of 42 basis points in the average rate paid on those liabilities to 1.94% for the first quarter of 2004 from 2.36% for the first quarter of 2003.

The relative performance of the Company’s lending and deposit-raising functions is frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread because of the additional income earned on those assets funded by noninterest bearing liabilities.

Net interest margin for the first quarter of 2004 and 2003 was 3.57% and 3.97%, respectively, representing a decrease of 40 basis points. Net interest rate spread for the first quarter of 2004 was 3.28%, a decrease of 36 basis points from 3.64% for the same period of 2003. The decrease in net interest margin and net interest rate spread was primarily a result of the larger decline in the average rate earned on interest earning assets, from 6.00% for the first quarter of 2003 to 5.22% for the first quarter of 2004, than the decrease in the average rate paid on interest bearing liabilities from 2.36% for the first quarter of 2003 to 1.94% for the first quarter of 2004. The earning asset yield decrease was a result of reduced loan activity and a lower yielding investment portfolio. The absence of significant loan demand was attributable to the economic environment in both our regional and national markets. With decreased demand for loans, the Company invested in various securities that traditionally provide lower yields than loans, and because of the continued lower prevailing interest rates, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning.

Provision for Credit Losses and Allowance for Credit Losses

The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Company include loan growth, changes in the size, characteristics and composition of the loan portfolio, net charge-offs, changes in nonperforming and past due loans, historical loan loss experience, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, concentrations of loans to specific borrowers or industries and other factors. Some of the qualitative factors that the Company considers include existing general economic conditions, the existing risks of individual loans and other factors.

The allowance for credit losses for commercial loans is based principally upon the Company’s loan classification system. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The grade assigned considers the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide an additional level of review. The loss factors assigned to each classification are based upon the attributes (loan to collateral values, borrower creditworthiness, etc.) of the loans typically assigned to each grade. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The allowance for credit losses for the consumer loan portfolio is based upon delinquencies and historic loss rates. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

The provision for credit losses and net charge-offs at March 31, 2004 and 2003 are shown in the following table:

	March 31,
	2004	2003	% Change
	(Dollars in thousands)
Provision for credit losses	$4,015	$6,522	(38.44)%
Net charge-offs	$4,800	$4,797	0.06%
Net charge-offs as a percentage
of average loans (annualized)	0.31%	0.30%	3.33%
Allowance for credit losses as a percentage
of loans outstanding at period end	1.46%	1.43%	2.10%

The provision for credit losses at March 31, 2004 decreased 38.44% from the provision for credit losses at March 31, 2003. As a result of the Company’s focus on strong credit quality, the provision for credit losses was reduced while the allowance for credit losses as a percentage of loans remained consistent with that of prior periods. The Company’s exposure to losses from indirect automobile sales financing and certain higher risk consumer loans also continues to diminish as that portfolio of loans totaled $48.35 million at March 31, 2004, $59.17 million at December 31, 2003 and $95.65 million at March 31, 2003. The Company’s allowance for credit losses as a percentage of loans outstanding at March 31, 2004 was 1.46%, at December 31, 2003 was 1.48% and at March 31, 2003 was 1.43%.

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

	March 31,				December 31,
	2004		2003		2003
	Allowance		Allowance		Allowance
	for	% of	for	% of	for	% of
	Credit	Total	Credit	Total	Credit	Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)
Commercial and agricultural	$10,338	11.59%	$10,447	11.21%	$12,116	11.86%
Consumer and installment	10,528	7.88%	12,254	9.68%	10,311	8.52%
Real estate mortgage	67,416	76.51%	62,890	73.90%	66,161	75.61%
Lease financing	2,952	3.66%	3,339	4.75%	2,758	3.64%
Other	93	0.36%	670	0.46%	766	0.37%
Total	$91,327	100.00%	$89,600	100.00%	$92,112	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended March 31,		Year ended December 31,
	2004	2003	2003
	(Dollars in thousands)
Balance, beginning of period	$92,112	$87,875	$87,875
Loans charged off:
Commercial and agricultural	(2,067)	(1,486)	(7,681)
Consumer & installment	(2,859)	(2,630)	(11,895)
Real estate mortgage	(1,230)	(1,636)	(4,686)
Lease financing	–	(43)	(479)
Total loans charged off	(6,156)	(5,795)	(24,741)
Recoveries:
Commercial and agricultural	567	222	834
Consumer & installment	559	632	2,140
Real estate mortgage	225	138	865
Lease financing	5	6	9
Total recoveries	1,356	998	3,848

Net charge-offs	(4,800)	(4,797)	(20,893)

Provision charged to operating expense	4,015	6,522	25,130
Balance, end of period	$91,327	$89,600	$92,112
Average loans for period	$6,227,264	$6,347,818	$6,276,805
Ratios:
Net charge-offs to average loans-annualized	0.31%	0.30%	0.33%

Noninterest Revenue

The components of noninterest revenue for the quarters ended March 31, 2004 and 2003 and the percentage change are shown in the following table:

	Three months ended March 31,
	2004	2003	% Change
	(Dollars in thousands)
Mortgage lending	($1,141)	$4,854	NM %
Service charges	14,318	13,654	4.86
Life insurance premiums	562	961	(41.52)
Trust income	1,686	1,486	13.46
Security gains, net	618	13,556	(95.44)
Insurance commissions	14,458	6,387	126.37
Other	15,539	11,411	36.18
Total noninterest revenue	$46,040	$52,309	(11.98)%

NM= not meaningful

The Company’s revenue from mortgage lending decreased during the first quarter of 2004 when compared to the first quarter of 2003. The Company’s revenue from mortgage lending typically fluctuates as interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the mortgage servicing rights (“MSRs”) to the loans sold.

The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $1.71 million and $3.91 million for the quarters ended March 31, 2004 and 2003, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in a net loss of $258,000 for the first quarter of 2004 and a net gain of $139,000 for the first quarter of 2003. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The Company originated mortgage loans totaling $149.78 million during the first quarter of 2004, down from $302.38 million for the first quarter of 2003. Low mortgage loan interest rates during 2003 resulted in record levels of mortgage loan originations for the Company in 2003.

Revenue from the mortgage servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue.

The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a loss of $2.85 million for the first quarter of 2004 versus revenue of $940,000 for the first quarter of 2003. The fluctuation in servicing revenue is primarily a result of changes in the valuation of capitalized MSRs. Changing mortgage interest rates during the periods resulted in impairment expense of $2.31 million in the first quarter of 2004, and the recovery of previously recorded impairment expense of $815,000 in the first quarter of 2003.

Service charges on deposit accounts increased for the first quarter of 2004 when compared to the first quarter of 2003 because of higher volumes of items processed, growth in the number of deposit accounts, rate increases and expansion of overdraft privileges to depositors. Life insurance premium revenue decreased 41.52% for the first quarter of 2004 when compared to the first quarter of 2003 as a result of a reduced emphasis toward selling credit life insurance products. The Company expects this trend of declining life insurance premium revenue to continue. Trust income increased 13.46% for the first quarter of 2004 as a result of increases in the value of assets under care (either managed or in custody).

Net security gains of approximately $618,000 were reported in the first quarter of 2004 compared to net security gains of $13.56 million for the first quarter of 2003. Net securities gains in the first quarter of 2003 were primarily from the sale of approximately $720 million in intermediate term securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. Insurance commissions grew 126.37% to $14.46 million when comparing the first quarter of 2004 to the first quarter of 2003. This growth is primarily a result of the acquisition of Wright and Percy Insurance, in the second quarter of 2003 and the acquisition of Ramsey, Krug, Farrell & Lensing, Inc. in the third quarter of 2003. The acquisition of these two insurance agencies added approximately $8.33 million in property and casualty insurance commission revenue during the first quarter of 2004. The Company plans to continue to expand the products and services offered by its insurance agencies.

Other noninterest revenue for the first quarter of 2004 included a gain of $2.37 million from the sale of student loans originated by the Company compared to a $2.41 million gain for such sales in the first quarter of 2003. Other noninterest revenue for the first quarter of 2004 also included $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.

Noninterest Expense

The components of noninterest expense for the quarters ended March 31, 2004 and 2003 and the percentage change are shown in the following table:

	Three months ended March 31,
	2004	2003	% Change
	(Dollars in thousands)
Salaries and employee benefits	$50,036	$42,754	17.03%
Occupancy, net of rental income	5,956	5,580	6.74
Equipment	5,460	6,003	(9.05)
Telecommunications	1,838	1,860	(1.18)
Other	22,716	20,719	9.64
Total noninterest expense	$86,006	$76,916	11.82%

Salaries and employee benefits expense for the first quarter of 2004 increased when compared to the first quarter of 2003 primarily as a result of salaries and commissions of employees of the two insurance agencies acquired during 2003 and the hiring of employees to staff the banking locations added during 2003. Occupancy expense increased 6.74% principally because of additional locations and facilities opened since March 31, 2003 and the insurance agency acquisitions previously discussed. Equipment expense and telecommunications expense reflected decreases in the first quarter of 2004 when compared to the first quarter of 2003 as the Company continues to focus on controlling these expenses. Other noninterest expense increased 9.64% for the first quarter of 2004 when compared to the first quarter of 2003. Increased marketing-related expenses and amortization of intangibles were the most notable causes of this increase.

Income Tax

Income tax expense was $12.34 million and $19.87 million for the first quarter of 2004 and 2003, respectively, representing a decrease of 37.91%. The decrease is primarily a result of a 33.07% decrease in before-tax income. The effective tax rates for the first quarter of 2004 and 2003 were 31.23% and 33.66%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2004 were $9.79 billion, or 92.54% of total assets, compared with $9.47 billion, or 91.86% of total assets, at December 31, 2003.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2004 were $1.32 billion, compared with $1.09 billion at the end of 2003, a 20.89% increase. Available-for-sale securities were $1.91 billion at March 31, 2004, compared to $1.99 billion at December 31, 2003, a 4.17% decrease.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.25 billion at March 31, 2004, which represents a 0.32% increase from the December 31, 2003 total of $6.23 billion. We believe that the lack of significant loan growth is primarily attributable to the weak economic climate in both our regional and national economies. As previously mentioned, management also continued its strategy to reduce the Company’s exposure to indirect automobile sales financing and certain high-risk consumer loans by allowing its portfolio of such loans to decline.

At March 31, 2004, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not meet the criteria for disclosure as potential problem loans because management does not have serious doubt as to the borrowers’ ability to comply with the loan terms. Historically, some of these loans are ultimately restructured or placed in non-accrual status.

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

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.64% of all loans outstanding at March 31, 2004 and 0.83% of all loans outstanding at December 31, 2003.

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits from December 31, 2003. Deposits totaled $8.88 billion at March 31, 2004 as compared to $8.60 billion at December 31, 2003, representing a 3.28% increase. Noninterest bearing demand deposits increased by $34.21 million, or 2.66%, to $1.32 billion at March 31, 2004 from $1.29 billion at December 31, 2003, while interest bearing demand, savings and time deposits increased $247.78 million, or 3.39%, to $7.56 billion at March 31, 2004 from $7.31 billion at December 31, 2003.

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

If the Company’s traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used by the Company and the Company’s net interest margin could be impacted negatively. The Company does utilize, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated condensed balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans. These fixed-rate lending commitments expose the Company to risks associated with movements in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 13.23% and 14.50%, respectively, at March 31, 2004. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for the period. In addition, the Company’s Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.61% at March 31, 2004, compared to the required minimum leverage capital ratio of 4%.

The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at March 31, 2004.

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

On April 23, 2003, the Company announced a stock repurchase program whereby the Company may acquire up 3.9 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and time of any repurchase will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of March 31, 2004, 1,032,408 shares had been repurchased under this repurchase plan. The Company will continue to evaluate additional share repurchases under the April 2003 plan.

Under the stock repurchase plans approved in 2001 and 2002 and the current repurchase plan approved in 2003, the Company had repurchased as of March 31, 2004 approximately 9.3 million shares of its common stock, or 11.1% of its outstanding shares at March 5, 2001. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program.

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

During the past several years, a number of cases have been filed against some of the Company’s subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. The Company has settled the majority of these cases filed against it, and no new cases of this nature have been filed against the Company since 2002. As partial reimbursement for these settlements and related litigation costs and expenses, the Company executed an agreement with its insurance carrier’s companies, effective February 12, 2004, under which the Company received $3.15 million in insurance proceeds. This agreement resolves future coverage issues in favor of that carrier as to that carrier’s policies with the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2004, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II

OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The State Tax Commission of the State of Mississippi is auditing the Bank’s state income tax returns for the tax years 1998-2001. In connection with this audit, the state may seek to assess additional income taxes against the Bank, and under certain circumstances, interest and penalties. No official assessment of additional tax has been made, and the Company believes that the amount of any assessment would not have a material effect on the financial position of the Bank or the Company but may adversely affect earnings in the period in which any additional assessment may be recorded. The Company intends to contest any additional tax assessment that the state may seek to impose.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6,
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

During the three months ended March 31, 2004, no current reports on Form 8-K were filed. A current report on Form 8-K was furnished on January 22, 2004, reporting information under Item 7. “Financial Statements and Exhibits,” and Item 12. “Disclosure of Results of Operations and Financial Condition”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: May 6, 2004	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274)
filed on January 6, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as
Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration
No. 33-88274) filed on January 6, 1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the
Company's Annual Report on Form 10-K for the year ended December 31, 1998
(file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the
Company's Annual Report on Form 10-K for the year ended December 31, 2000
(file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms
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