Form 10-Q/A
period 2004-03-31
BANCORPSOUTH INC
filed 2004-06-15
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends the quarterly report of BancorpSouth, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 7, 2004. This amendment provides certain additional information required by Item 703 of Regulation S-K.

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company made the following purchases of its common stock during the three months ended March 31, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	34,608	$22.45	32,500	3,423,992
February 1 - February 29	286,000	21.98	286,000	3,137,992
March 1 - March 31	270,400	22.08	270,400	2,867,592
Total	591,008

(1)	This includes 2,108 shares redeemed from an employee during the first quarter of 2004 upon vesting of restricted stock for tax witholding purposes.
(2)	On April 23, 2003, the Company announced a stock repurchase program pursuant to which the
Company may purchase up to 3.9 million shares of its common stock prior to April 30, 2005.
During the three months ended March 31, 2004, the Company terminated no repurchase plans or programs and no such plans or programs expired.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or
15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or
15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: June 14, 2004	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to
Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to
Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.