Form 10-Q
period 2004-06-30
BANCORPSOUTH INC
filed 2004-08-06
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, the Registrant had outstanding 76,755,180 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s financial products and services, liquidity, asset quality, cost controls, net income, net interest revenue, mortgage servicing rights, life insurance premium revenue, loan demand, credit quality and credit losses, deposit withdrawals, equipment and telecommunications expenses, future acquisitions, the effect of certain legal claims, the impact of certain tax assessments, additional share repurchases under BancorpSouth’s April 2003 stock repurchase program, capital resources, prepayment of BancorpSouth’s junior subordinated debt securities, off-balance sheet commitments and other arrangements to extend credit and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain asset and credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth’s borrowers to repay loans, changes in laws and regulations affecting financial institutions, the ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, competition from other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, the ability of BancorpSouth to compete aggressively within its markets, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. Consolidated Condensed Balance Sheets
	June 30, 2004	December 31, 2003
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$333,697	$369,699
Interest bearing deposits with other banks	18,024	9,327
Held-to-maturity securities, at amortized cost	1,510,209	1,091,991
Available-for-sale securities, at fair value	1,793,134	1,989,690
Federal funds sold and securities purchased under agreement to resell	10,488	67,293
Loans	6,452,602	6,267,257
Less: Unearned discount	29,738	34,190
Allowance for credit losses	90,537	92,112
Net loans	6,332,327	6,140,955
Loans held for sale	42,913	74,669
Premises and equipment, net	218,456	212,216
Goodwill	61,445	59,671
Other assets	349,630	289,524
TOTAL ASSETS	$10,670,323	$10,305,035
LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,311,477	$1,286,607
Interest bearing	2,607,141	2,524,159
Savings	786,235	779,298
Other time	4,084,393	4,009,064
Total deposits	8,789,246	8,599,128
Federal funds purchased and securities sold under agreement to repurchase	458,116	437,014
Short term borrowings	185,000	–
Junior subordinated debt securities	128,866	128,866
Long-term debt	137,838	138,498
Other liabilities	118,347	132,623
TOTAL LIABILITIES	9,817,413	9,436,129
SHAREHOLDERS' EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 76,834,580 and 77,926,645 shares, respectively	192,086	194,817
Capital surplus	44,445	43,344
Accumulated other comprehensive income (loss)	(8,276)	14,298
Retained earnings	624,655	616,447
TOTAL SHAREHOLDERS' EQUITY	852,910	868,906
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,670,323	$10,305,035
(1) Derived from audited financial statements.

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Income (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$91,358	$102,369	$183,608	$206,915
Deposits with other banks	288	100	416	184
Federal funds sold and securities purchased under agreement to resell	115	2,215	811	4,522
Held-to-maturity securities:
Taxable	12,791	12,628	22,903	26,230
Tax-exempt	1,694	2,079	3,490	4,295
Available-for-sale securities:
Taxable	15,309	11,031	30,997	23,159
Tax-exempt	1,650	1,995	3,409	4,089
Loans held for sale	478	777	1,234	1,482
Total interest revenue	123,683	133,194	246,868	270,876
INTEREST EXPENSE:
Deposits	33,915	39,289	67,832	79,833
Federal funds purchased and securities sold under agreement to repurchase	1,101	2,191	2,163	4,546
Other	4,983	4,645	9,707	9,284
Total interest expense	39,999	46,125	79,702	93,663
Net interest revenue	83,684	87,069	167,166	177,213
Provision for credit losses	4,835	6,472	8,851	12,994
Net interest revenue, after provision for
credit losses	78,849	80,597	158,315	164,219
NONINTEREST REVENUE:
Mortgage lending	11,365	1,634	10,224	6,488
Service charges	16,057	16,232	30,375	29,886
Life insurance premiums	478	876	1,040	1,838
Trust income	1,842	1,684	3,528	3,170
Security gains, net	59	180	677	13,737
Insurance commissions	13,232	8,314	27,690	14,702
Other	8,383	10,962	23,922	22,371
Total noninterest revenue	51,416	39,882	97,456	92,192
NONINTEREST EXPENSE:
Salaries and employee benefits	48,628	44,974	98,663	87,728
Occupancy, net of rental income	6,084	5,609	12,040	11,188
Equipment	5,636	5,776	11,096	11,779
Telecommunications	1,825	1,828	3,663	3,688
Other	21,858	20,113	44,574	40,833
Total noninterest expense	84,031	78,300	170,036	155,216
Income before income taxes	46,234	42,179	85,735	101,195
Income tax expense	14,961	12,938	27,297	32,806
Net income	$31,273	$29,241	$58,438	$68,389
Earnings per share: Basic	$0.41	$0.38	$0.76	$0.88
Diluted	$0.40	$0.37	$0.75	$0.88
Dividends declared per common share	$0.18	$0.16	$0.36	$0.32
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. Consolidated Condensed Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$152,259	$152,310
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	125,700	946,155
Proceeds from calls and maturities of available-for-sale securities	158,227	290,660
Proceeds from sales of held-to-maturity securities	1,851	10,113
Proceeds from sales of available-for-sale securities	489,953	738,167
Purchases of held-to-maturity securities	(547,947)	(1,313,729)
Purchases of available-for-sale securities	(494,894)	(1,096,533)
Net decrease in short-term investments	56,805	44,509
Net increase in loans	(196,394)	10,713
Purchases of premises and equipment	(18,571)	(12,685)
Proceeds from sale of premises and equipment	2,115	4,435
Net cash paid for acquisitions	(1,774)	(6,992)
Other, net	(69,958)	(11,432)
Net cash used in investing activities	(494,887)	(396,619)
Financing activities:
Net increase in deposits	190,118	165,154
Net increase in short-term debt and other liabilities	177,898	145,081
Repayment of long-term debt	(660)	(620)
Issuance of common stock	1,460	3,497
Purchase of common stock	(25,528)	(7,456)
Payment of cash dividends	(27,965)	(24,881)
Net cash provided by financing activities	315,323	280,775
Increase in cash and cash equivalents	(27,305)	36,466
Cash and cash equivalents at beginning of period	379,026	361,983
Cash and cash equivalents at end of period	$351,721	$398,449
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2003, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”) as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

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

At June 30, 2004, the Company had two stock-based employee compensation plans, which were the 1994 Stock Incentive Plan and the 1998 Stock Option Plan. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and six months ended June 30, 2004 and 2003:

		Three months ended June 30,		Six months ended June 30,
		2004	2003	2004	2003
		(In thousands, except per share amounts)
Net income, as reported		$31,273	$29,241	$58,438	$68,389
Deduct: Stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects		(190)	(172)	(379)	(319)
Pro forma net income		$31,083	$29,069	$58,059	$68,070

Basic earnings per share:	As reported	$0.41	$0.38	$0.76	$0.88
	Pro forma	0.40	0.37	0.75	0.88

Diluted earnings per share:	As reported	$0.40	$0.37	$0.75	$0.88
	Pro forma	0.40	0.37	0.75	0.87

NOTE 2 – LOANS

The composition of the loan portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2004	2003	2003
	(In thousands)
Commercial and agricultural	$763,341	$714,698	$743,286
Consumer and installment	462,399	591,178	533,755
Real estate mortgage:
1-4 Family	2,105,819	1,988,645	1,992,252
Other	2,859,154	2,734,984	2,746,463
Lease financing	242,864	288,867	227,918
Other	19,025	21,166	23,583
Total	$6,452,602	$6,339,538	$6,267,257

The following table presents information concerning non-performing loans as of the dates indicated:

	June 30,		December 31,
	2004	2003	2003
	(In thousands)
Non-accrual loans	$13,611	$18,230	$18,139
Loans 90 days or more past due	19,462	26,954	30,634
Restructured loans	4,072	14	2,659
Total non-performing loans	$37,145	$45,198	$51,432

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six month ended June 30,		Year ended December 31,
	2004	2003	2003
	(In thousands)
Balance at beginning of period	$92,112	$87,875	$87,875
Provision charged to expense	8,851	12,994	25,130
Recoveries	2,370	2,242	3,848
Loans charged off	(12,796)	(11,901)	(24,741)
Balance at end of period	$90,537	$91,210	$92,112

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$31,273	77,064	$0.41	$29,241	77,558	$0.38
Effect of dilutive stock
options	–	380		–	455
Diluted EPS
Income available to common shareholders
plus assumed exercise	$31,273	77,444	$0.40	$29,241	78,013	$0.37

	Six months ended June 30,
	2004			2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	(In thousands, except per share amounts)
Income available to
common shareholders	$58,438	77,366	$0.76	$68,389	77,492	$0.88
Effect of dilutive stock
options	–	418		–	443
Diluted EPS
Income available to common shareholders
plus assumed exercise	$58,438	77,784	$0.75	$68,389	77,935	$0.88

NOTE 5 – COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three Months Ended June 30,
	2004			2003
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized (losses) gains arising during holding period	($57,887)	$22,142	($35,745)	$14,085	($5,388)	$8,697
Less: Reclassification adjustment for
net (gains) losses realized in net income	(209)	80	(129)	(9)	3	(6)
Other comprehensive (loss) income	($58,096)	$22,222	($35,874)	$14,076	($5,385)	$8,691
Net income			31,273			29,241
Comprehensive (loss) income			($4,601)			$37,932

	Six months ended June 30,
	2004			2003
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of tax amount
Unrealized gains on securities:	(In thousands)
Unrealized (losses) gains arising during holding period	($35,942)	$13,748	($22,194)	$16,094	($6,156)	$9,938
Less: Reclassification adjustment for
net (gains) losses realized in net income	(615)	235	(380)	(13,464)	5,150	(8,314)
Other comprehensive (loss) income	($36,557)	$13,983	($22,574)	$2,630	($1,006)	$1,624
Net income			58,438			68,389
Comprehensive income			$35,864			$70,013

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Balance as of December 31, 2003	$33,284	$26,387	$59,671
Goodwill acquired during the period	–	1,774	1,774
Balance as of June 30, 2004	$33,284	$28,161	$61,445

The following table presents information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$11,549	$6,359	$11,549	$5,661
Customer relationship intangibles	21,702	3,984	21,702	2,438
Mortgage servicing rights	94,462	46,567	90,790	41,115
Total	$127,713	$56,910	$124,041	$49,214

Unamortized intangible assets:
Trade names	$688	$ –	$688	$ –

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Aggregate Amortization Expense for:	(In thousands)
Core deposit intangibles	$341	$364	$698	$741
Customer relationship intangibles	757	280	1,546	350
Mortgage servicing rights	2,438	3,320	5,452	5,897
Total	$3,536	$3,964	$7,696	$6,988

At June 30, 2004 and December 31, 2003, aggregate impairment for mortgage servicing rights was approximately $9,855,000 and approximately $17,209,000, respectively.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2004, and the succeeding four years:

	Core Deposit Intangibles	Customer Relationship Intangibles	Mortgage Servicing Rights	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2004	$1,372	$2,919	$10,200	$14,491
For year ended December 31, 2005	1,280	2,502	8,100	11,882
For year ended December 31, 2006	1,197	2,152	6,500	9,849
For year ended December 31, 2007	1,113	1,858	5,200	8,171
For year ended December 31, 2008	851	1,640	4,200	6,691

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic benefit cost for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$1,298	$1,164	$ –	$ –
Interest cost	1,074	1,040	41	58
Expected return on assets	(1,124)	(843)	–	–
Amortization of unrecognized transition amount	5	5	–	–
Recognized prior service cost	79	79	198	198
Recognized net loss	231	225	–	–
Net periodic benefit cost	$1,563	$1,670	$239	$256

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$2,596	$2,328	$ –	$ –
Interest cost	2,148	2,080	82	116
Expected return on assets	(2,248)	(1,686)	–	–
Amortization of unrecognized transition amount	10	10	–	–
Recognized prior service cost	158	158	396	396
Recognized net loss	462	450	–	–
Net periodic benefit cost	$3,126	$3,340	$478	$512

NOTE 9 – RECENT PRONOUNCEMENTS

No recently issued accounting pronouncements were adopted by the Company during the second quarter of 2004.

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2004 and 2003 were as follows:

	Community Banking	General Corporate and Other	Total
	(In thousands)
Three months ended June 30, 2004
Results of Operations
Net interest revenue	$76,202	$7,482	$83,684
Provision for credit losses	4,134	701	4,835
Net interest revenue after provision for credit losses	72,068	6,781	78,849
Noninterest revenue	23,908	27,508	51,416
Noninterest expense	54,342	29,689	84,031
Income before income taxes	41,634	4,600	46,234
Income taxes	13,472	1,489	14,961
Net income	$28,162	$3,111	$31,273
Selected Financial Information
Total assets (at end of period)	$9,030,381	$1,639,942	$10,670,323
Depreciation & amortization	5,229	696	5,925
Three months ended June 30, 2003
Results of Operations
Net interest revenue	$76,904	$10,165	$87,069
Provision for credit losses	5,742	730	6,472
Net interest revenue after provision for credit losses	71,162	9,435	80,597
Noninterest revenue	24,836	15,046	39,882
Noninterest expense	52,815	25,485	78,300
Income before income taxes	43,183	(1,004)	42,179
Income taxes	13,246	(308)	12,938
Net income	$29,937	($696)	$29,241
Selected Financial Information
Total assets (at end of period)	$8,871,497	$1,704,956	$10,576,453
Depreciation & amortization	5,811	659	6,470

	Community Banking	General Corporate and Other	Total
	(In thousands)
Six months ended June 30, 2004
Results of Operations
Net interest revenue	$151,510	$15,656	$167,166
Provision for credit losses	7,755	1,096	8,851
Net interest revenue after provision for credit losses	143,755	14,560	158,315
Noninterest revenue	49,162	48,294	97,456
Noninterest expense	106,345	63,691	170,036
Income before income taxes	86,572	(837)	85,735
Income taxes	27,563	(266)	27,297
Net income	$59,009	($571)	$58,438
Selected Financial Information
Total assets (at end of period)	$9,030,381	$1,639,942	$10,670,323
Depreciation & amortization	10,394	1,372	11,766
Six months ended June 30, 2003
Results of Operations
Net interest revenue	$156,275	$20,938	$177,213
Provision for credit losses	11,784	1,210	12,994
Net interest revenue after provision for credit losses	144,491	19,728	164,219
Noninterest revenue	59,692	32,500	92,192
Noninterest expense	103,816	51,400	155,216
Income before income taxes	100,367	828	101,195
Income taxes	32,538	268	32,806
Net income	$67,829	$560	$68,389
Selected Financial Information
Total assets (at end of period)	$8,871,497	$1,704,956	$10,576,453
Depreciation & amortization	11,703	1,296	12,999

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, on May 4, 2004, the State Tax Commission assessed the Bank additional taxes of approximately $6.2 million along with interest and penalties totaling approximately $3.7 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The Company has taken the first step in the appeals process by petitioning the Board of Review of the State Tax Commission for a hearing on the amount assessed, and this hearing with the Board of Review has been scheduled to take place in the fourth quarter of 2004. There can be no assurance that the Company will be successful in having the assessment reduced on appeal. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the appeals process and legal costs associated with the appeal. Management does not believe that the outcome of this matter will have a material effect on the financial condition of the Company, although any significant additional assessment could materially adversely affect earnings in the period in which it is recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $10.7 billion in assets and is headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the three-month and six-month periods ended June 30, 2004 and 2003 found in “Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information and certain amounts for prior periods have been reclassified to conform with the current financial statement presentation. Additional information is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s continuing operations.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends in the nation and its markets specifically. Most of the revenue of the Company is derived from its principal operating subsidiary, the Bank. The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand and creditworthiness of existing borrowers. The financial services industry is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.

The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2004 and 2003. These amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	% Change

Net income	$31,273	$29,241	6.95%
Net income per share: Basic	$0.41	$0.38	7.89
Diluted	$0.40	$0.37	8.11
Return on average assets (annualized)	1.18%	1.14%	3.51
Return on average shareholders' equity (annualized)	14.19%	14.09%	0.71

	Six months ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	% Change

Net income	$58,438	$68,389	(14.55) %
Net income per share: Basic	$0.76	$0.88	(13.64)
Diluted	$0.75	$0.88	(14.77)
Return on average assets (annualized)	1.12%	1.35%	(17.04)
Return on average shareholders' equity (annualized)	13.40%	16.73%	(19.90)

The Company realized an improvement in net income for the second quarter of 2004 when compared to the same period of 2003 primarily as a result of a significant increase in noninterest revenue due to the acquisition of Wright and Percy Insurance, in the second quarter of 2003 and the acquisition of Ramsey, Krug, Farrell & Lensing, Inc. in the third quarter of 2003. The Company, however, still realized a decline in net income for the six months ended June 30, 2004 when compared to the same period of 2003 due to several factors. The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue has continued to be negatively impacted by the historically low interest rates of the current interest rate cycle and the absence of significant loan demand. The Company has been unable to completely offset the decline in asset yields with reduced funding costs in this low interest rate environment. Additionally, with decreased loan demand, the Company invested in various securities that traditionally provide lower yields than loans and the proceeds from maturing securities during the period were typically reinvested at lower yields than the maturing securities were earning. These factors combined to reduce the Company’s net interest revenue to $83.68 million for the second quarter of 2004, a $3.39 million, or 3.89%, decrease from $87.07 million for the same period of 2003. Net interest revenue for the six months ended June 30, 2004 was $167.17, a $10.05 million, or 5.67%, decrease from $177.21 million for the six months ended June 30, 2003. In recent years the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage and securities activities, and other bank related fees. These revenue diversification efforts allowed the Company to realize a 28.92% and 5.71% increase in noninterest revenue for the second quarter and first six months of 2004, respectively, when compared to the same periods of 2003. The increase in noninterest revenue for the first six months of 2004 compared to the same period of 2003 would have been greater were it not for the significant gains on securities sold in 2003 which did not recur in 2004. Improved asset quality allowed the Company to reduce its provision for credit losses for the second quarter of 2004 to $4.84 million, a 25.29% decrease from $6.47 million from the second quarter of 2003. Noninterest expense totaled $84.03 million for the second quarter of 2004 compared to $78.30 million for the second quarter of 2003, an increase of 7.32%. For the first six months of 2004 and 2003, noninterest expense totaled $170.04 million and $155.22 million, respectively, an increase of 9.55%. The increase in noninterest expense for the second quarter and first six months of 2004 was primarily related to increased salaries, employee benefits and other expenses related to the two insurance agencies acquired in the second and third quarters of 2003. The major components of net income are discussed in more detail in the various sections that follow.

Critical Accounting Policies

During the six months ended June 30, 2004, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Net interest revenue was $86.01 million for the three months ended June 30, 2004, compared to $89.64 million for the same period in 2003, representing a decrease of $3.63 million, or 4.05%. For the first six months of 2004 and 2003, net interest revenue was $171.92 million and $182.51 million, respectively, representing a decrease of $10.59 million, or 5.80%. The decline in net interest revenue for the second quarter and first six months of 2004 primarily reflects the Company’s inability to reduce funding costs enough to offset falling asset yields.

Interest revenue decreased $9.76 million, or 7.19%, to $126.01 million for the three months ended June 30, 2004 from $135.76 million for the three months ended June 30, 2003. While average interest earning assets increased by $239.12 million, or 2.49%, to $9.83 billion for the second quarter of 2004 from $9.59 billion for the second quarter of 2003, this increase was more than offset by a decrease of 53 basis points in the yield of those assets to 5.15% for the second quarter of 2004 from 5.68% for the second quarter of 2003, resulting in a decrease in interest revenue. For the first six months of 2004 and 2003, interest revenue was $251.62 million and $276.17 million, respectively, representing a decrease of $24.55 million, or 8.89%. Average interest earning assets increased $209.27 million, or 2.19%, from $9.54 billion for the six months ended June 30, 2003 to $9.75 billion for the six months ended June 30, 2004, while the average yield on those assets decreased 65 basis points to 5.19% for the six months ended June 30, 2004 from 5.84% for the six months ended June 30, 2003.

Interest expense decreased $6.13 million, or 13.28%, to $40.00 million for the three months ended June 30, 2004 from $46.13 million for the three months ended June 30, 2003. While average interest bearing liabilities increased $147.15 million, or 1.8%, to $8.32 billion for the second quarter of 2004 from $8.17 billion for the second quarter of 2003, this increase in the amount of interest bearing liabilities was more than offset by a decrease of 33 basis points in the average rate paid on those liabilities to 1.93% for the second quarter of 2004 from 2.26% for the second quarter of 2003. For the first six months of 2004 and 2003, interest expense was $79.70 million and $93.67 million, respectively, representing a decrease of $13.97 million, or 14.91%. Average interest bearing liabilities increased $105.74 million, or 1.29%, from $8.17 billion for the six months ended June 30, 2003 to $8.27 billion for the six months ended June 30, 2004, while the average rate paid on those liabilities decreased 37 basis points from 2.31% for the six months ended June 30, 2003 to 1.94% for the six months ended June 30, 2004.

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

Net interest margin for the second quarter of 2004 and 2003 was 3.52% and 3.75%, respectively, representing a decrease of 23 basis points. Net interest rate spread for the second quarter of 2004 was 3.22%, a decrease of 19 basis points from 3.41% for the same period of 2003. The decrease in net interest margin and net interest rate spread was primarily a result of the larger decline in the average rate earned on interest earning assets, from 5.68% for the second quarter of 2003 to 5.15% for the second quarter of 2004, than the decrease in the average rate paid on interest bearing liabilities from 2.26% for the second quarter of 2003 to 1.93% for the second quarter of 2004. For the first six months of 2004 and 2003, net interest margin was 3.54% and 3.86%, respectively, representing a decrease of 32 basis points. Net interest rate spread for the six months ended June 30, 2004 was 3.25%, a decrease of 27 basis points from 3.52% for the same period of 2003. The decrease in net interest margin and net interest rate spread for the first six months of 2004 from the first six months of 2003 was primarily a result of the larger decline in the average rate earned on interest earning assets, from 5.84% for the six months ended June 30, 2003 to 5.19% for the six months ended June 30, 2004, than the decrease in the average rate paid on interest bearing liabilities from 2.31% for the six months ended June 30, 2003 to 1.94% for the six months ended June 30, 2004. The earning asset yield decrease for both the three months and six months ended June 30, 2004 was a result of reduced loan activity and a lower yielding investment portfolio. The absence of significant loan demand was attributable to the economic environment in both the Company’s regional and the national markets. With decreased demand for loans, the Company invested in various securities that traditionally provide lower yields than loans, and because of the continued lower prevailing interest rates, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at June 30, 2004:

	Interest Rate Sensitivity-Maturing or Repricing Opportunities
	0 to 90 Days	91 Days to 1 Year	Over 1 Year to 5 Years	Over 5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$18,024	$ –	$ –	$ –
Federal funds sold & securities purchased
under agreement to resell	10,488	–	–	–
Held-to-maturity securities	46,412	246,499	827,348	389,950
Available-for-sale securities	54,766	137,918	1,050,143	550,307
Loans, net of unearned discount	3,378,470	1,161,363	1,790,825	92,206
Loans held for sale	42,913	–	–	–
Total interest earning assets	3,551,073	1,545,780	3,668,316	1,032,463
Interest bearing liabilities:
Interest bearing demand deposits & savings	3,389,490	3,886	–	–
Other time deposits	856,853	1,828,464	1,396,877	2,199
Federal funds purchased & securities sold under agreement to repurchase	458,116	–	–	–
Long-term debt and junior subordinated debt securities	359	6,111	55,406	204,828
Other	185,192	596	520	107
Total interest bearing liabilities	4,890,010	1,839,057	1,452,803	207,134
Interest rate sensitivity gap	($1,338,937)	($293,277)	$2,215,513	$825,329
Cumulative interest sensitivity gap	($1,338,937)	($1,632,214)	$583,299	$1,408,628

Provision for Credit Losses and Allowance for Credit Losses

The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Company include loan growth, changes in the size, characteristics and composition of the loan portfolio, net charge-offs, changes in nonperforming and past due loans, historical loan loss experience, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and concentrations of loans to specific borrowers or industries. Some of the qualitative factors that the Company considers include existing general economic conditions and the existing risks of individual loans.

The allowance for credit losses is based principally upon the Company’s loan classification system, delinquencies and historic loss rates. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The loan review department is supplemented by regulatory agencies that provide an additional level of review. The loss factors assigned to each classification are based upon the attributes of the loans typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

The provision for credit losses and net charge-offs for the three months and six months ended June 30, 2004 and 2003 are shown in the following table:

	Three months ended June 30,
	2004	2003	% Change
	(Dollars in thousands)
Provision for credit losses	$4,835	$6,472	(25.29)%
Net charge-offs	$5,626	$4,862	15.71%
Net charge-offs as a percentage
of average loans (annualized)	0.36%	0.31%	16.13%

	Six months ended June 30,
	2004	2003	% Change
	(Dollars in thousands)
Provision for credit losses	$8,851	$12,994	(31.88)%
Net charge-offs	$10,426	$9,659	7.94%
Net charge-offs as a percentage
of average loans (annualized)	0.33%	0.31%	6.45%
Allowance for credit losses as a percentage
of loans outstanding at period end	1.41%	1.45%	(2.76)%

The provision for credit losses for the three months ended June 30, 2004 decreased 25.29% from the provision for credit losses for the three months ended June 30, 2003. The provision for credit losses for the six months ended June 30, 2004 decreased 31.88% from the provision for credit losses for the six months ended June 30, 2003. While net charge-offs increased during the second quarter and first half of 2004 when compared to the same periods of 2003, the credit quality of the Company’s loans at June 30, 2004 reflected significant improvement. This improvement was evidenced by the significant decrease in non-performing loans, down 17.82% when compared to non-performing loans at June 30, 2003. Also, improved credit quality was reflected by the Company’s loan classification system at June 30, 2004. The Company’s exposure to losses from indirect automobile sales financing and certain higher risk consumer loans also continues to diminish as that portfolio of loans totaled $26.96 million at June 30, 2004, $59.17 million at December 31, 2003 and $81.45 million at June 30, 2003. The Company’s allowance for credit losses as a percentage of loans outstanding at June 30, 2004 was 1.41%, at December 31, 2003 was 1.48% and at June 30, 2003 was 1.45%.

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

	June 30,				December 31,
	2004		2003		2003
	Allowance		Allowance		Allowance
	for	% of	for	% of	for	% of
	Credit	Total	Credit	Total	Credit	Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)
Commercial and agricultural	$10,357	11.83%	$11,236	11.27%	$12,116	11.86%
Consumer and installment	9,425	7.17%	11,783	9.33%	10,311	8.52%
Real estate mortgage	67,645	76.95%	64,366	74.51%	66,161	75.61%
Lease financing	3,014	3.76%	3,257	4.56%	2,758	3.64%
Other	96	0.29%	568	0.33%	766	0.37%
Total	$90,537	100.00%	$91,210	100.00%	$92,112	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended June 30,		Year ended December 31,
	2004	2003	2003
	(Dollars in thousands)
Balance, beginning of period	$92,112	$87,875	$87,875
Loans charged off:
Commercial and agricultural	(4,201)	(2,763)	(7,681)
Consumer & installment	(5,177)	(6,427)	(11,895)
Real estate mortgage	(3,418)	(2,405)	(4,686)
Lease financing	–	(306)	(479)
Total loans charged off	(12,796)	(11,901)	(24,741)
Recoveries:
Commercial and agricultural	874	548	834
Consumer & installment	1,072	1,038	2,140
Real estate mortgage	416	650	865
Lease financing	8	6	9
Total recoveries	2,370	2,242	3,848

Net charge-offs	(10,426)	(9,659)	(20,893)

Provision charged to operating expense	8,851	12,994	25,130
Balance, end of period	$90,537	$91,210	$92,112
Average loans for period	$6,280,566	$6,318,286	$6,276,805
Ratios:
Net charge-offs to average loans-annualized	0.33%	0.31%	0.33%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2004 and 2003 and the percentage change are shown in the following table:

	Three months ended June 30,
	2004	2003	% Change
	(Dollars in thousands)
Mortgage lending	$11,365	$1,634	595.53%
Service charges	16,057	16,232	(1.08)
Life insurance premiums	478	876	(45.43)
Trust income	1,842	1,684	9.38
Security gains, net	59	180	(67.22)
Insurance commissions	13,232	8,314	59.15
Other	8,383	10,962	(23.53)
Total noninterest revenue	$51,416	$39,882	28.92%

	Six months ended June 30,
	2004	2003	% Change
	(Dollars in thousands)
Mortgage lending	$10,224	$6,488	57.58%
Service charges	30,375	29,886	1.64
Life insurance premiums	1,040	1,838	(43.42)
Trust income	3,528	3,170	11.29
Security gains, net	677	13,737	(95.07)
Insurance commissions	27,690	14,702	88.34
Other	23,922	22,371	6.93
Total noninterest revenue	$97,456	$92,192	5.71%

The Company’s revenue from mortgage lending increased 595.53% during the second quarter of 2004 when compared to the second quarter of 2003. Mortgage lending revenue also increased when comparing the six months ended June 30, 2004 and 2003. The Company’s revenue from mortgage lending typically fluctuates as interest rates change and is primarily attributable to two activities -- origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the mortgage servicing rights (“MSRs”) to the loans sold.

The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $2.05 million and $7.12 million for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, these activities produced revenue of $3.77 million and $11.04 million, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in a net loss of $904,000 and $1.16 million for the second quarter and first six months of 2004, respectively, while the sale of mortgage loans resulted in a net gain of $2.47 million and $2.60 million for the second quarter and first six months of 2003, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The Company originated mortgage loans totaling $172.28 million during the second quarter of 2004, down from $392.76 million for the second quarter of 2003. Low mortgage loan interest rates during 2003 resulted in record levels of mortgage loan originations for the Company in 2003.

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

The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a gain of $9.31 million and $6.46 million for the second quarter and first six months of 2004, respectively, while the servicing process generated a loss of $5.49 and $4.55 million for the second quarter and first six months of 2003, respectively. The fluctuation in servicing revenue is primarily a result of changes in the valuation of capitalized MSRs. Changing mortgage interest rates during the periods resulted in a recovery of previously recorded impairment expense of $9.36 for the second quarter of 2004, and impairment expense of $4.70 for the second quarter of 2003.

Service charges on deposit accounts increased overall for the first six months of 2004 when compared to the first six months of 2003 because of higher volumes of items processed, growth in the number of deposit accounts and rate increases. Life insurance premium revenue decreased 45.43% for the second quarter of 2004 when compared to the second quarter of 2003 and decreased 43.42% for the first six months of 2004 when compared to the same period in 2003 as a result of a reduced emphasis toward selling credit life insurance products. The Company expects this trend of declining life insurance premium revenue to continue. Trust income increased 9.38% for the second quarter of 2004 and 11.29% for the first six months of 2004 as a result of increases in the value of assets under care (either managed or in custody).

Net security gains of approximately $677,000 were reported in the first six months of 2004 compared to net security gains of $13.74 million for the first six months of 2003. Net securities gains in the first six months of 2003 were primarily from the sale of approximately $720 million in intermediate term securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. Insurance commissions grew 59.15% to $13.23 million for the second quarter of 2004 compared to the second quarter of 2003. Insurance commissions grew 88.34% to $27.69 million when comparing the first six months of 2004 to the first six months of 2003. The overall insurance commission growth is primarily a result of the acquisition of Wright and Percy Insurance in the second quarter of 2003 and the acquisition of Ramsey, Krug, Farrell & Lensing, Inc. in the third quarter of 2003. The acquisition of these two insurance agencies added approximately $15.71 million in property and casualty insurance commission revenue during the first six months of 2004. The Company plans to continue to expand the products and services offered by its insurance agencies.

Other noninterest revenue for the second quarter and first six months of 2004 included a gain of $133,000 and $2.51 million, respectively, from the sale of student loans originated by the Company compared to a $122,000 and $2.53 million gain for such sales in the second quarter and first six months of 2003. Other noninterest revenue for the first six months of 2004 included $3.15 million recorded in the first quarter in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses. Also included in other noninterest revenue for the second quarter of 2004 are losses totaling $1.58 million relating to certain high-risk consumer loans that were either sold during the quarter or whose value was considered impaired.

Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2004 and 2003 and the percentage change are shown in the following table:

	Three months ended June 30,
	2004	2003	% Change
	(Dollars in thousands)
Salaries and employee benefits	$48,628	$44,974	8.12%
Occupancy, net of rental income	6,084	5,609	8.47
Equipment	5,636	5,776	(2.42)
Telecommunications	1,825	1,828	(0.16)
Other	21,858	20,113	8.68
Total noninterest expense	$84,031	$78,300	7.32%

	Six months ended June 30,
	2004	2003	% Change
	(Dollars in thousands)
Salaries and employee benefits	$98,663	$87,728	12.46%
Occupancy, net of rental income	12,040	11,188	7.62
Equipment	11,096	11,779	(5.80)
Telecommunications	3,663	3,688	(0.68)
Other	44,574	40,833	9.16
Total noninterest expense	$170,036	$155,216	9.55%

Salaries and employee benefits expense for the three months and six months ended June 30, 2004 increased when compared to the same periods in 2003, primarily as a result of salaries, employee benefits and commissions of employees of the two insurance agencies acquired during 2003 and the hiring of employees to staff the banking locations added during 2003. Occupancy expense also increased on a comparable three-month and six-month period basis principally because of additional locations and facilities opened since June 30, 2003 and the two insurance agency acquisitions previously discussed. Equipment expense and telecommunications expense reflect decreases for the three-month and six-month comparable periods as the Company continued to focus on controlling these expenses. Other noninterest expense for the three months and six months ended June 30, 2004 increased when compared to the same periods in 2003. Increased marketing-related expenses and amortization of intangibles continue to be the most notable causes of this increase.

Income Tax

Income tax expense was $14.96 million and $12.94 million for the second quarter of 2004 and 2003, respectively, representing an increase of 15.64%. For the six-month period ended June 30, 2004, income tax expense was $27.30 million, compared to $32.81 million for the same period in 2003, representing a decrease of 16.79%. The increase for the second quarter of 2004 compared to the second quarter of 2003 is primarily a result of a 9.61% increase in before-tax income while the decrease for the six-month period ended June 30, 2004 as compared to the same period in 2003 is primarily a result of a 15.28% decrease in before-tax income. The effective tax rates for the second quarter of 2004 and 2003 were 32.36% and 30.67%, respectively, while the effective tax rates for the six-month periods ended June 30, 2004 and 2003 were 31.84% and 32.42%, respectively. The increase in the second quarter of 2004 effective tax rate when compared to the second quarter of 2003 was a result of the decrease in the amount of tax exempt income realized by the Company. The effective interest rate for the six-month periods ended June 30, 2004 and 2003 remained relatively stable.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2004 were $9.79 billion, or 91.82% of total assets, compared with $9.47 billion, or 91.86% of total assets, at December 31, 2003.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2004 were $1.51 billion, compared with $1.09 billion at the end of 2003, a 38.30% increase. Available-for-sale securities were $1.79 billion at June 30, 2004, compared to $1.99 billion at December 31, 2003, a 9.88% decrease.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.42 billion at June 30, 2004, which represents a 3.05% increase from the December 31, 2003 total of $6.23 billion. Management believes that the lack of significant loan growth is primarily attributable to the weak economic climate in both the Company’s regional and national economies. As previously mentioned, management also continued its strategy to reduce the Company’s exposure to indirect automobile sales financing and certain high-risk consumer loans by allowing its portfolio of such loans to decline.

At June 30, 2004, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company does, however, conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market area.

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

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.58% of all loans outstanding at June 30, 2004 and 0.83% of all loans outstanding at December 31, 2003.

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increase in deposits from December 31, 2003. Deposits totaled $8.79 billion at June 30, 2004 as compared to $8.60 billion at December 31, 2003, representing a 2.21% increase. Noninterest bearing demand deposits increased by $24.87 million, or 1.93%, to $1.31 billion at June 30, 2004 from $1.29 billion at December 31, 2003, while interest bearing demand, savings and time deposits increased $165.25 million, or 2.26%, to $7.48 billion at June 30, 2004 from $7.31 billion at December 31, 2003.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.93% and 14.19%, respectively, at June 30, 2004. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for the period. In addition, the Company’s Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.52% at June 30, 2004, compared to the required minimum leverage capital ratio of 4%.

The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at June 30, 2004.

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

On April 23, 2003, the Company announced a stock repurchase program whereby the Company may acquire up to 3.9 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and time of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of June 30, 2004, 1,630,708 shares had been repurchased under this repurchase plan. The Company will continue to evaluate additional share repurchases under the April 2003 plan. See Part II, Item 2 of this Report (“Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities”).

Under the stock repurchase plans approved in 2001 and 2002 and the current repurchase plan approved in 2003, the Company had repurchased as of June 30, 2004 approximately 9.9 million shares of its common stock, or 11.8% of its outstanding shares at March 5, 2001. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program.

On January 28, 2002, the Company issued $128,866,000 in 8.15% in Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of 5.0 million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The net proceeds to the Company from the issuance of its Junior Subordinated Debt Securities to the Trust were used for general corporate purposes, including the repurchase of shares of its outstanding common stock. Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company. Pursuant to the Company’s adoption of the transition guidance of FIN 46R, “Consolidation of Variable Interest Entities,” for investment in special-purpose entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003. The $125 million in trust preferred securities issued by the Trust qualify as Tier I capital under Federal Reserve Board guidelines. The Federal Reserve Board has issued a decision that deconsolidation of entities such as the Trust will not affect the qualification of the trust preferred securities as Tier I capital. The Company may prepay the Junior Subordinated Debt Securities, and in turn, the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.

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

During the past several years, a number of cases have been filed against some of the Company’s subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. The Company has settled the majority of these cases filed against it, and only one new case of this nature has been filed against the Company since 2002. As partial reimbursement for these settlements and related litigation costs and expenses, the Company executed an agreement with its insurance carrier’s companies, effective February 12, 2004, under which the Company received $3.15 million in insurance proceeds. This agreement resolves future coverage issues in favor of that carrier as to that carrier’s policies with the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2004, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company made the following purchases of its common stock during the quarter ended June 30, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	147,963	$20.59	142,300	2,725,292
May 1 - May 31	283,100	20.36	283,100	2,442,192
June 1 - June 30	172,900	21.31	172,900	2,269,292

Total	603,963

(1)	This includes 5,663 shares redeemed from an employee during the second quarter of 2004 upon vesting of restricted stock for tax withholding purposes.
(2)	On April 23, 2003, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.9 million shares of its common stock prior to April 30, 2005. During the three months ended June 30, 2004, the Company terminated no repurchase plans or programs and no such plans or programs expired.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders for the Company was held on Tuesday, April 28, 2004. At this meeting, the following matters were voted upon by the Company’s shareholders:

(a)     Election of Directors

Aubrey B. Patterson, Larry, G. Kirk, Guy W. Mitchell, III and R. Madison Murphy were elected to serve as Class III directors of the Company until the annual meeting of shareholders in 2007 or until their respective successors are elected and qualified. The vote was cast as follows:

Name	Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
Aubrey B. Patterson	67,327,430	717,808	0
Larry G. Kirk	67,263,799	781,439	0
Guy W. Mitchell, III	67,019,970	1,025,268	0
R. Madison Murphy	66,973,438	1,071,800	0

The following directors continued in office following the meeting:

Name	Term Expires
W.G. Holliman, Jr.	2005
James V. Kelley	2005
Turner O. Lashlee	2005
Alan W. Perry	2005
Hassell H. Franklin	2006
Robert C. Nolan	2006
W. Cal Partee, Jr.	2006
Travis E. Staub	2006

(b)    Selection of Independent Auditors

The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
66,575,634	1,225,289	244,315

(c)    Amendment to and Restatement of the BancorpSouth, Inc. Director Stock Plan

The shareholders of the Company approved the amendment to and restatement of the BancorpSouth, Inc. Director Stock Plan which provides for the payment of a director’s compensation in the form of common stock.

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
53,015,024	2,182,547	12,847,667

ITEM 5. OTHER INFORMATION.

The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, on May 4, 2004, the State Tax Commission assessed the Bank additional taxes of approximately $6.2 million along with interest and penalties totaling approximately $3.7 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The Company has taken the first step in the appeals process by petitioning the Board of Review of the State Tax Commission for a hearing on the amount assessed, and this hearing with the Board of Review has been scheduled to take place in the fourth quarter of 2004. There can be no assurance that the Company will be successful in having the assessment reduced on appeal. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the appeals process and legal costs associated with the appeal. Management does not believe that the outcome of this matter will have a material effect on the financial condition of the Company, although any significant additional assessment could materially adversely affect earnings in the period in which it is recorded.

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

During the three months ended June 30, 2004, no current reports on Form 8-K were filed. A current report on Form 8-K was furnished on April 19, 2004, reporting information under Item 7. “Financial Statements and Exhibits,” and Item 12. “Disclosure of Results of Operations and Financial Condition,” and on April 26, 2004, reporting information under Item 7. “Financial Statements and Exhibits,” and Item 9. “Regulation FD Disclosure”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: August 6, 2004	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr. Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
Company's Registration Statement on Form S-4 (Registration No. 33-88274)
filed on January 6, 1995, and incorporated herein by reference)
(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as
Exhibit 3.2 to the Company's Registration Statement on Form S-4 (Registration
No. 33-88274) filed on January 6, 1995, and incorporated herein by reference)
(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the
Company's Annual Report on Form 10-K for the year ended December 31, 1998
(file No. 1-12991) and incorporated herein by reference)
(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the
Company's Annual Report on Form 10-K for the year ended December 31, 2000
(file No. 1-12991) and incorporated herein by reference)
(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference)
(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms
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