Form 10-Q
period 2004-09-30
BANCORPSOUTH INC
filed 2004-11-08
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 1-12991

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 3, 2004, the Registrant had outstanding 76,631,848 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s financial products and services, liquidity and liquidity strategies, asset quality, cost controls, noninterest revenue, noninterest expense, net interest margin, net interest revenue, mortgage servicing rights, life insurance premium revenue, mortgage loans, consumer loans, provision for credit losses, allowance for credit losses, deposits, indirect automobile sales financing, the lack of significant loan growth, future acquisitions, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, the impact of certain tax assessments, additional share repurchases under BancorpSouth’s April 2003 stock repurchase program, interest rate sensitivity, prepayment of BancorpSouth’s junior subordinated debt securities, off-balance sheet commitments and other arrangements to extend credit and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain asset and credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth’s borrowers to repay loans, changes in laws and regulations affecting financial institutions, the ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of, costs associated with and timing for obtaining adequate sources of liquidity, competition from other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, the ability of BancorpSouth to compete aggressively within its markets, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC.

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$304,389	$369,699
Interest bearing deposits with other banks	35,090	9,327
Held-to-maturity securities, at amortized cost	1,384,061	1,091,991
Available-for-sale securities, at fair value	1,758,945	1,989,690
Federal funds sold and securities purchased under agreement to resell	7,180	67,293
Loans	6,543,720	6,267,257
Less: Unearned discount	30,751	34,190
Allowance for credit losses	90,100	92,112

Net loans	6,422,869	6,140,955
Loans held for sale	69,194	74,669
Premises and equipment, net	224,685	212,216
Goodwill	64,164	59,671
Other assets	337,573	289,524

TOTAL ASSETS	$10,608,150	$10,305,035

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,343,698	$1,286,607
Interest bearing	2,653,386	2,524,159
Savings	772,159	779,298
Other time	4,073,996	4,009,064

Total deposits	8,843,239	8,599,128
Federal funds purchased and securities sold under agreement to repurchase	496,647	437,014
Junior subordinated debt securities	128,866	128,866
Long-term debt	137,500	138,498
Other liabilities	126,756	132,623

TOTAL LIABILITIES	9,733,008	9,436,129

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 76,511,358 and 77,926,645 shares, respectively	191,278	194,817
Capital surplus	45,440	43,344
Accumulated other comprehensive income	6,724	14,298
Retained earnings	631,700	616,447

TOTAL SHAREHOLDERS’ EQUITY	875,142	868,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,608,150	$10,305,035

(1)	Derived from audited financial statements.

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.

Consolidated Condensed Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans	$93,759	$98,292	$277,367	$305,207
Deposits with other banks	102	67	518	251
Federal funds sold and securities purchased under agreement to resell	111	1,295	922	5,816
Held-to-maturity securities:
Taxable	12,020	10,258	34,922	36,489
Tax-exempt	1,693	1,941	5,183	6,236
Available-for-sale securities:
Taxable	14,691	15,160	45,688	38,319
Tax-exempt	1,613	1,903	5,022	5,992
Loans held for sale	517	896	1,752	2,378

Total interest revenue	124,506	129,812	371,374	400,688

INTEREST EXPENSE:
Deposits	35,198	35,260	103,031	115,093
Federal funds purchased and securities sold under agreement to repurchase	1,336	2,018	3,499	6,563
Other	5,014	4,726	14,720	14,011

Total interest expense	41,548	42,004	121,250	135,667

Net interest revenue	82,958	87,808	250,124	265,021
Provision for credit losses	3,530	4,664	12,381	17,658

Net interest revenue, after provision for credit losses	79,428	83,144	237,743	247,363

NONINTEREST REVENUE:
Mortgage lending	(672)	10,323	9,552	16,811
Service charges	15,965	16,131	46,340	46,017
Life insurance premiums	397	760	1,437	2,598
Trust income	2,059	1,905	5,587	5,075
Security gains, net	146	60	822	13,796
Insurance commissions	14,366	11,946	42,056	26,647
Other	10,066	8,695	33,990	31,068

Total noninterest revenue	42,327	49,820	139,784	142,012

NONINTEREST EXPENSE:
Salaries and employee benefits	49,176	46,449	147,840	134,177
Occupancy, net of rental income	6,264	5,932	18,303	17,120
Equipment	5,390	6,063	16,486	17,842
Telecommunications	1,667	1,915	5,330	5,603
Other	22,483	22,192	67,057	63,025

Total noninterest expense	84,980	82,551	255,016	237,767

Income before income taxes	36,775	50,413	122,511	151,608
Income tax expense	9,187	16,539	36,484	49,345

Net income	$27,588	$33,874	$86,027	$102,263

Earnings per share: Basic	$0.36	$0.43	$1.12	$1.32

Diluted	$0.36	$0.43	$1.11	$1.31

Dividends declared per common share	$0.18	$0.16	$0.54	$0.48

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
	(In thousands)
Net cash provided by operating activities	$180,414	$241,810

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	256,920	1,601,063
Proceeds from calls and maturities of available-for-sale securities	221,795	392,218
Proceeds from sales of held-to-maturity securities	1,851	10,113
Proceeds from sales of available-for-sale securities	489,953	738,167
Purchases of held-to-maturity securities	(554,200)	(1,407,050)
Purchases of available-for-sale securities	(503,267)	(1,507,518)
Net (increase) decrease in short-term investments	60,113	(364)
Net (increase) decrease in loans	(288,613)	92,446
Purchases of premises and equipment	(30,957)	(21,650)
Proceeds from sale of premises and equipment	802	5,367
Net cash paid for acquisitions	(4,009)	(14,539)
Other, net	(57,410)	(14,751)

Net cash used in investing activities	(407,022)	(126,498)

Financing activities:
Net increase in deposits	244,111	(124,496)
Net increase in short-term debt and other liabilities	17,542	22,661
Repayment of long-term debt	(998)	(937)
Issuance of common stock	1,960	4,125
Purchase of common stock	(33,703)	(19,638)
Payment of cash dividends	(41,851)	(37,333)

Net cash provided by financing activities	187,061	(155,618)

(Decrease) increase in cash and cash equivalents	(39,547)	(40,306)
Cash and cash equivalents at beginning of period	379,026	361,983

Cash and cash equivalents at end of period	$339,479	$321,677

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the accounting policies in effect as of December 31, 2003, as set forth in the annual consolidated financial statements of BancorpSouth, Inc. (the “Company”) as of such date. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

The consolidated condensed financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Risk Advantage, Inc., and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation. BancorpSouth Capital Trust I (the “Trust”), a business trust, was treated as a subsidiary of the Company for financial reporting purposes until the adoption of the transition guidance of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities,” for investment in special-purpose entities on December 31, 2003, at which time the Company deconsolidated the Trust from its financial statements. See “Note 6 – Junior Subordinated Debt Securities” to Consolidated Condensed Financial Statements.

Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$27,588	$33,874	$86,027	$102,263
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(188)	(175)	(567)	(494)

Pro forma net income	$27,400	$33,699	$85,460	$101,769

Basic earnings per share: As reported	$0.36	$0.43	$1.12	$1.32
Pro forma	0.36	0.43	1.11	1.31
Diluted earnings per share: As reported	$0.36	$0.43	$1.11	$1.31
Pro forma	0.36	0.43	1.10	1.30

NOTE 2 – LOANS

The composition of the loan portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2004	2003	2003
	(In thousands)
Commercial and agricultural	$774,987	$702,229	$743,286
Consumer and installment	436,798	591,831	533,755
Real estate mortgage:
1-4 Family	2,163,938	1,946,551	1,992,252
Other	2,892,332	2,739,300	2,746,463
Lease financing	255,125	286,090	227,918
Other	20,540	21,264	23,583

Total	$6,543,720	$6,287,265	$6,267,257

The following table presents information concerning non-performing loans as of the dates indicated:

	September 30,		December 31,
	2004	2003	2003
	(In thousands)
Non-accrual loans	$13,843	$18,655	$18,139
Loans 90 days or more past due	20,675	25,773	30,634
Restructured loans	2,164	1,870	2,659

Total non-performing loans	$36,682	$46,298	$51,432

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended
	September 30,		Year ended December 31,
	2004	2003	2003
	(In thousands)
Balance at beginning of period	$92,112	$87,875	$87,875
Provision charged to expense	12,381	17,658	25,130
Recoveries	3,318	2,989	3,848
Loans charged off	(17,711)	(18,017)	(24,741)

Balance at end of period	$90,100	$90,505	$92,112

NOTE 4 – PER SHARE DATA

The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method.

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$27,588	76,583	$0.36	$33,874	77,952	$0.43

Effect of dilutive stock options	—	396		—	463

Diluted EPS
Income available to common shareholders plus assumed exercise	$27,588	76,979	$0.36	$33,874	78,415	$0.43

	Nine months ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$86,027	77,104	$1.12	$102,263	77,646	$1.32

Effect of dilutive stock options	—	411		—	449

Diluted EPS
Income available to common shareholders plus assumed exercise	$86,027	77,515	$1.11	$102,263	78,095	$1.31

NOTE 5 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2004			2003
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	$24,427	($9,344)	$15,083	($38,764)	$14,827	($23,937)
Less: Reclassification adjustment for net (gains) losses realized in net income	(135)	52	(83)	(20)	8	(12)

Other comprehensive (loss) income	$24,292	($9,292)	$15,000	($38,784)	$14,835	($23,949)

Net income			27,588			33,874

Comprehensive income			$42,588			$9,925

	Nine months ended September 30,
	2004			2003
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	($11,515)	$4,404	($7,111)	($22,670)	$8,671	($13,999)
Less: Reclassification adjustment for net (gains) losses realized in net income	(750)	287	(463)	(13,484)	5,158	(8,326)

Other comprehensive (loss) income	($12,265)	$4,691	($7,574)	($36,154)	$13,829	($22,325)

Net income			86,027			102,263

Comprehensive income			$78,453			$79,938

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

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2003	$33,284	$26,387	$59,671
Goodwill acquired during the period	—	4,493	4,493

Balance as of September 30, 2004	$33,284	$30,880	$64,164

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of		As of
	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,549	$6,697	$11,549	$5,661
Customer relationship intangibles	22,257	4,696	21,702	2,438
Mortgage servicing rights	96,024	48,980	90,790	41,115
Non-solicitation intangibles	50	4	—	—

Total	$129,880	$60,377	$124,041	$49,214

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Aggregate Amortization Expense for:
Core deposit intangibles	$338	$364	$1,036	$1,105
Customer relationship intangibles	712	698	2,258	1,048
Mortgage servicing rights	2,413	3,020	7,865	8,917
Non-solicitation intangibles	4	—	4	—

Total	$3,467	$4,082	$11,163	$11,070

At September 30, 2004 and December 31, 2003, aggregate impairment for mortgage servicing rights was approximately $12,101,000 and approximately $17,209,000, respectively.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2004, and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation	Mortgage
	Intangibles	Intangibles	Intangibles	Servicing Rights	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2004	$1,372	$2,954	$10	$10,200	$14,536
For year ended December 31, 2005	1,280	2,585	25	8,100	11,990
For year ended December 31, 2006	1,197	2,227	15	6,500	9,939
For year ended December 31, 2007	1,113	1,926	—	5,200	8,239
For year ended December 31, 2008	851	1,701	—	4,200	6,752

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present the components of net periodic benefit cost for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$1,379	$1,164	$—	$—
Interest cost	1,277	1,040	41	58
Expected return on assets	(1,323)	(843)	—	—
Amortization of unrecognized transition amount	4	5	—	—
Recognized prior service cost	29	79	198	198
Recognized net loss	389	225	—	—

Net periodic benefit cost	$1,755	$1,670	$239	$256

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Service cost	$3,975	$3,492	$—	$—
Interest cost	3,425	3,120	123	174
Expected return on assets	(3,571)	(2,529)	—	—
Amortization of unrecognized transition amount	14	15	—	—
Recognized prior service cost	187	237	594	594
Recognized net loss	851	675	—	—

Net periodic benefit cost	$4,881	$5,010	$717	$768

NOTE 9 – RECENT PRONOUNCEMENTS

No recently issued accounting pronouncements were adopted by the Company during the third quarter of 2004.

NOTE 10 – SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The general corporate and other operating segment below includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2004 and 2003 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended September 30, 2004:
Results of Operations
Net interest revenue	$75,727	$7,231	$82,958
Provision for credit losses	3,467	63	3,530

Net interest revenue after provision for credit losses	72,260	7,168	79,428
Noninterest revenue	24,307	18,020	42,327
Noninterest expense	54,298	30,682	84,980

Income before income taxes	42,269	(5,494)	36,775
Income taxes	10,559	(1,372)	9,187

Net income	$31,710	$(4,122)	$27,588
Selected Financial Information
Total assets (at end of period)	$8,957,144	$1,651,006	$10,608,150
Depreciation & amortization	5,202	712	5,914

Three months ended September 30, 2003:
Results of Operations
Net interest revenue	$75,761	$12,047	$87,808
Provision for credit losses	4,042	622	4,664

Net interest revenue after provision for credit losses	71,719	11,425	83,144
Noninterest revenue	24,001	25,819	49,820
Noninterest expense	54,122	28,429	82,551

Income before income taxes	41,598	8,815	50,413
Income taxes	13,647	2,892	16,539

Net income	$27,951	$5,923	$33,874
Selected Financial Information
Total assets (at end of period)	$9,371,689	$813,858	$10,185,547
Depreciation & amortization	5,931	503	6,434

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Nine months ended September 30, 2004:
Results of Operations
Net interest revenue	$227,238	$22,886	$250,124
Provision for credit losses	11,222	1,159	12,381

Net interest revenue after provision for credit losses	216,016	21,727	237,743
Noninterest revenue	73,469	66,315	139,784
Noninterest expense	160,643	94,373	255,016

Income before income taxes	128,842	(6,331)	122,511
Income taxes	38,369	(1,885)	36,484

Net income	$90,473	$(4,446)	$86,027
Selected Financial Information
Total assets (at end of period)	$8,957,144	$1,651,006	$10,608,150
Depreciation & amortization	15,596	2,084	17,680

Nine months ended September 30, 2003:
Results of Operations
Net interest revenue	$226,792	$38,229	$265,021
Provision for credit losses	15,826	1,832	17,658

Net interest revenue after provision for credit losses	210,966	36,397	247,363
Noninterest revenue	83,693	58,319	142,012
Noninterest expense	157,939	79,828	237,767

Income before income taxes	136,720	14,888	151,608
Income taxes	44,499	4,846	49,345

Net income	$92,221	$10,042	$102,263
Selected Financial Information
Total assets (at end of period)	$9,371,689	$813,858	$10,185,547
Depreciation & amortization	17,994	1,440	19,434

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, on May 4, 2004, the State Tax Commission assessed the Bank additional taxes of approximately $6.2 million along with interest and penalties totaling approximately $3.7 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The first step in the appeals process is to petition the Board of Review of the State Tax Commission for a hearing on the amount assessed. This hearing with the Board of Review took place at the beginning of the fourth quarter of 2004 but a decision has not been rendered. There can be no assurance that the Company will be successful in having the assessment reduced on appeal. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the appeals process and legal costs associated with the appeal. Management does not believe that the outcome of this matter will have a material effect on the financial condition of the Company, although any significant additional assessment could materially adversely affect earnings in the period in which it is recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $10.6 billion in assets and is headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003 found in “Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information and certain amounts for prior periods have been reclassified to conform with the current financial statement presentation. Additional information is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s continuing operations.

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

The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2004 and 2003. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	September 30,
(Dollars in thousands, except per share amounts)	2004	2003	% Change
Net income	$27,588	$33,874	(18.56)%
Net income per share: Basic	$0.36	$0.43	(16.28)
Diluted	$0.36	$0.43	(16.28)
Return on average assets (annualized)	1.04%	1.31%	(20.61)
Return on average shareholders’ equity (annualized)	12.77%	15.37%	(16.92)

	Nine months ended
	September 30,
(Dollars in thousands, except per share amounts)	2004	2003	% Change
Net income	$86,027	$102,263	(15.88)%
Net income per share: Basic	$1.12	$1.32	(15.15)
Diluted	$1.11	$1.31	(15.27)
Return on average assets (annualized)	1.09%	1.33%	(18.05)
Return on average shareholders’ equity (annualized)	13.19%	16.25%	(18.83)

The decline in net income for the third quarter and first nine months of 2004 when compared to the same periods of 2003 is attributable to several factors. The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue has continued to be negatively impacted by the historically low interest rates of the current interest rate cycle as well as the absence of significant loan demand. The Company has been unable to completely offset the decline in asset yields with reduced funding costs in this low interest rate environment. Additionally, deposit growth and proceeds from maturing securities outpaced loan demand for the first nine months of 2004 leading the Company to invest the excess liquidity in various securities that traditionally provide lower yields than loans. Also, proceeds from the maturing securities during the period were reinvested at lower yields than the maturing securities were earning. These factors combined to reduce the Company’s net interest revenue to $82.96 million for the third quarter of 2004, a $4.85 million, or 5.52%, decrease from $87.81 million for the same period of 2003. In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage and securities activities, and other bank related fees. While these diversification efforts have been successful in certain areas, the decrease in revenue from our mortgage lending activities for the third quarter and first nine months of 2004 and the significant gains on securities sold in 2003 which did not recur in 2004 combined to reduce noninterest revenue for the third quarter and first nine months of 2004 to $42.33 million and $139.78 million, respectively, down from $49.82 million and $142.01 million for the third quarter and first nine months of 2003, respectively. Improved asset quality allowed the Company to reduce its provision for credit losses for the third quarter of 2004 to $3.53 million, a 24.31% decrease from $4.66 million for the third quarter of 2003. Noninterest expense totaled $84.98 million for the third quarter of 2004 compared to $82.55 million for the third quarter of 2003, an increase of $2.43 million, or 2.94%. For the first nine months of 2004 and 2003, noninterest expense totaled $255.02 million and $237.77 million, respectively, an increase of $17.25 million, or 7.25%. The increase in noninterest expense for the third quarter and first nine months of 2004 continues to be related to increased salaries, employee benefits and other expenses associated with the two insurance agencies acquired in the second and third quarters of 2003. The major components of net income are discussed in more detail in the various sections that follow.

Critical Accounting Policies

During the nine months ended September 30, 2004, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Net interest revenue was $85.27 million for the three months ended September 30, 2004, compared to $90.23 million for the same period in 2003, representing a decrease of $4.96 million, or 5.50%. For the first nine months of 2004 and 2003, net interest revenue was $257.18 million and $272.73 million, respectively, representing a decrease of $15.55 million, or 5.70%. The decline in net interest revenue for the third quarter and first nine months of 2004 primarily reflects the Company’s inability to reduce funding costs enough to offset falling asset yields.

Interest revenue decreased $5.42 million, or 4.10%, to $126.81 million for the three months ended September 30, 2004 from $132.23 million for the three months ended September 30, 2003. While average interest earning assets increased by $242.01 million, or 2.54%, to $9.75 billion for the third quarter of 2004 from $9.51 billion for the third quarter of 2003, this increase was more than offset by a decrease of 35 basis points in the yield of those assets to 5.17% for the third quarter of 2004 from 5.52% for the third quarter of 2003, resulting in a decrease in interest revenue. For the first nine months of 2004 and 2003, interest revenue was $378.43 million and $408.40 million, respectively, representing a decrease of $29.97 million, or 7.34%. Average interest earning assets increased $220.30 million, or 2.31%, from $9.53 billion for the nine months ended September 30, 2003 to $9.75 billion for the nine months ended September 30, 2004, while the average yield on those assets decreased 55 basis points to 5.18% for the nine months ended September 30, 2004 from 5.73% for the nine months ended September 30, 2003.

Interest expense decreased $0.45 million, or 1.09%, to $41.55 million for the three months ended September 30, 2004 from $42.00 million for the three months ended September 30, 2003. While average interest bearing liabilities increased $276.80 million, or 3.44%, to $8.31 billion for the third quarter of 2004 from $8.04 billion for the third quarter of 2003, this increase in the amount of interest bearing liabilities was somewhat offset by a decrease of 8 basis points in the average rate paid on those liabilities to 1.99% for the third quarter of 2004 from 2.07% for the third quarter of 2003. For the first nine months of 2004 and 2003, interest expense was $121.25 million and $135.67 million, respectively, representing a decrease of $14.42 million, or 10.63%. Average interest bearing liabilities decreased $163.33 million, or 2.01%, from $8.12 billion for the nine months ended September 30, 2003 to $8.29 billion for the nine months ended September 30, 2004, while the average rate paid on those liabilities decreased 28 basis points from 2.23% for the nine months ended September 30, 2003 to 1.95% for the nine months ended September 30, 2004.

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

Net interest margin for the third quarter of 2004 and 2003 was 3.48% and 3.76%, respectively, representing a decrease of 28 basis points. Net interest rate spread for the third quarter of 2004 was 3.18%, a decrease of 26 basis points from 3.44% for the same period of 2003. The decrease in net interest margin and net interest rate spread was primarily a result of the larger decline in the average rate earned on interest earning assets, from 5.52% for the third quarter of 2003 to 5.17% for the third quarter of 2004, than the decrease in the average rate paid on interest bearing liabilities from 2.07% for the third quarter of 2003 to 1.99% for the third quarter of 2004. For the first nine months of 2004 and 2003, net interest margin was 3.52% and 3.83%, respectively, representing a decrease of 31 basis points. Net interest rate spread for the nine months ended September 30, 2004 was 3.23%, a decrease of 27 basis points from 3.50% for the same period of 2003. The decrease in net interest margin and net interest rate spread for the first nine months of 2004 from the first nine months of 2003 was primarily a result of the larger decline in the average rate earned on interest earning assets, from 5.73% for the nine months ended September 30, 2003 to 5.18% for the nine months ended September 30, 2004, than the decrease in the average rate paid on interest bearing liabilities from 2.23% for the nine months ended September 30, 2003 to 1.95% for the nine months ended September 30, 2004. The earning asset yield decrease for both the three months and nine months ended September 30, 2004 was a result of reduced loan activity and a lower yielding investment portfolio. While an increase in loans was noticed during the three months ended September 30, 2004, the absence of significant loan demand during the nine months ended September 30, 2004 was attributable to the economic environment in both the Company’s regional market and the national market. With decreased demand for loans, the Company invested in various securities that traditionally provide lower yields than loans, and because of the continued lower prevailing interest rates, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at September 30, 2004:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$35,090	$—	$—	$—
Federal funds sold & securities purchased under agreement to resell	7,180	—	—	—
Held-to-maturity securities	145,363	119,200	732,345	387,153
Available-for-sale securities	92,616	151,442	1,019,903	494,984
Loans, net of unearned discount	3,488,428	1,157,856	1,791,816	74,869
Loans held for sale	69,194	—	—	—

Total interest earning assets	3,837,871	1,428,498	3,544,064	957,006

Interest bearing liabilities:
Interest bearing demand deposits & savings	2,982,290	443,255	—	—
Other time deposits	947,893	1,633,374	1,488,942	3,787
Federal funds purchased & securities sold under agreement to repurchase	496,647	—	—	—
Long-term debt and junior subordinated debt securities	399	6,235	55,506	204,226
Other	172	219	824	97

Total interest bearing liabilities	4,427,401	2,083,083	1,545,272	208,110

Interest rate sensitivity gap	($589,530)	($654,585)	$1,998,792	$748,896

Cumulative interest sensitivity gap	($589,530)	($1,244,115)	$754,677	$1,503,573

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

The allowance for credit losses is based principally upon the Company’s loan classification system, delinquencies and historic loss rates. The Company has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies during their periodic examinations of the Bank. This provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

The provision for credit losses and net charge-offs for the three months and nine months ended September 30, 2004 and 2003 are shown in the following table:

	Three months ended
	September 30,
	2004	2003	% Change
	(Dollars in thousands)
Provision for credit losses	$3,530	$4,664	(24.31)%
Net charge-offs	$3,967	$5,369	(26.11)%
Net charge-offs as a percentage of average loans (annualized)	0.25%	0.34%	(26.47)%

	Nine months ended September 30,
	2004	2003	% Change
	(Dollars in thousands)
Provision for credit losses	$12,381	$17,658	(29.88)%
Net charge-offs	$14,393	$15,028	(4.23)%
Net charge-offs as a percentage of average loans (annualized)	0.30%	0.32%	(6.25)%
Allowance for credit losses as a percentage of loans outstanding at period end	1.38%	1.45%	(4.83)%

Net charge-offs decreased during the third quarter and first nine months of 2004 when compared to the same periods of 2003, reflecting the significant improvement in the credit quality of the Company’s loans at September 30, 2004. This improvement was further evidenced by the significant decrease in non-performing loans, down 20.77% when compared to non-performing loans at September 30, 2003. Also, improved credit quality was reflected by the Company’s loan classification system at September 30, 2004. The Company’s exposure to losses from indirect automobile sales financing and certain higher risk consumer loans also continues to diminish as that portfolio of loans totaled $23.04 million at September 30, 2004, $59.17 million at December 31, 2003 and $67.87 million at September 30, 2003. The Company’s allowance for credit losses as a percentage of loans outstanding at September 30, 2004 was 1.38%, at December 31, 2003 was 1.48% and at September 30, 2003 was 1.45%.

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

	September 30,				December 31,
	2004		2003		2003
	Allowance		Allowance		Allowance
	for	% of	for	% of	for	% of
	Credit	Total	Credit	Total	Credit	Total
	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)
Commercial and agricultural	$10,126	11.84%	$11,386	11.17%	$12,116	11.86%
Consumer and installment	8,328	6.68%	11,147	9.41%	10,311	8.52%
Real estate mortgage	68,296	77.27%	64,454	74.53%	66,161	75.61%
Lease financing	2,931	3.90%	2,946	4.55%	2,758	3.64%
Other	419	0.31%	572	0.34%	766	0.37%

Total	$90,100	100.00%	$90,505	100.00%	$92,112	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended
	September. 30,		Year ended December 31,
	2004	2003	2003
	(Dollars in thousands)
Balance, beginning of period	$92,112	$87,875	$87,875
Loans charged off:
Commercial and agricultural	(6,148)	(4,803)	(7,681)
Consumer and installment	(7,150)	(9,115)	(11,895)
Real estate mortgage	(4,413)	(3,745)	(4,686)
Lease financing	—	(354)	(479)

Total loans charged off	(17,711)	(18,017)	(24,741)

Recoveries:
Commercial and agricultural	1,035	683	834
Consumer and installment	1,693	1,576	2,140
Real estate mortgage	582	724	865
Lease financing	8	6	9

Total recoveries	3,318	2,989	3,848

Net charge-offs	(14,393)	(15,028)	(20,893)
Provision charged to operating expense	12,381	17,658	25,130

Balance, end of period	$90,100	$90,505	$92,112

Average loans for period	$6,340,868	$6,302,564	$6,276,805

Ratios:
Net charge-offs to average loans-annualized	0.30%	0.32%	0.33%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2004 and 2003 and the percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2004	2003	% Change
	(Dollars in thousands)
Mortgage lending	($672)	$10,323	(106.51)%
Service charges	15,965	16,131	(1.03)
Life insurance premiums	397	760	(47.76)
Trust income	2,059	1,905	8.08
Securities gains, net	146	60	143.33
Insurance commissions	14,366	11,946	20.26
Other	10,066	8,695	15.77

Total noninterest revenue	$42,327	$49,820	(15.04)%

	Nine months ended
	September 30,
	2004	2003	% Change
	(Dollars in thousands)
Mortgage lending	$9,552	$16,811	(43.18)%
Service charges	46,340	46,017	0.70
Life insurance premiums	1,437	2,598	(44.69)
Trust income	5,587	5,075	10.09
Securities gains, net	822	13,796	(94.04)
Insurance commissions	42,056	26,647	57.83
Other	33,990	31,068	9.41

Total noninterest revenue	$139,784	$142,012	(1.57)%

The Company’s revenue from mortgage lending decreased 106.51% during the third quarter of 2004 when compared to the third quarter of 2003. Mortgage lending revenue decreased 43.18% when comparing the nine months ended September 30, 2004 and 2003. The Company’s revenue from mortgage lending typically fluctuates as interest rates change and is primarily attributable to two activities — origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the mortgage servicing rights (“MSRs”) to the loans sold.

The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $1.62 million and $5.05 million for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, these activities produced revenue of $5.38 million and $16.08 million, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in net losses of $291,000 and $1.45 million for the third quarter and first nine months of 2004, respectively, while the sale of mortgage loans resulted in a net loss of $1.35 million and a net gain of $1.25 million for the third quarter and first nine months of 2003, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates have generally resulted in a decrease in the volume of originations, while falling mortgage interest rates have generally resulted in an increased volume of originations. The Company originated mortgage loans totaling $128.62 million during the third quarter of 2004, down 64.29% from $360.14 million for the third quarter of 2003. This decrease reflects the historically low mortgage loan interest rates during 2003 that resulted in record levels of mortgage loan originations for the Company in 2003.

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

The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a loss of $2.29 million and a gain of $4.17 million for the third quarter and first nine months of 2004, respectively, while the servicing process generated gains of $5.28 and $0.75 million for the third quarter and first nine months of 2003, respectively. The fluctuation in servicing revenue is primarily a result of changes in the valuation of capitalized MSRs. Changing mortgage interest rates during the periods resulted in impairment expense of $2.25 million for the third quarter of 2004, and a recovery of previously recorded impairment expense of $5.75 million for the third quarter of 2003.

Service charges on deposit accounts remained relatively static overall for the first nine months of 2004 when compared to the first nine months of 2003. Life insurance premium revenue decreased 47.76% for the third quarter of 2004 when compared to the third quarter of 2003 and decreased 44.69% for the first nine months of 2004 when compared to the same period in 2003 as a result of a reduced emphasis toward selling credit life insurance products. The Company expects this trend of declining life insurance premium revenue to continue. Trust income increased 8.08% for the third quarter of 2004 and 10.09% for the first nine months of 2004 compared to the same periods in 2003 as a result of increases in the value of assets under care (either managed or in custody).

Net securities gains of approximately $822,000 were reported in the first nine months of 2004 compared to net securities gains of $13.80 million for the first nine months of 2003. Net securities gains in the first nine months of 2003 were primarily from the sale of approximately $720 million in intermediate term securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities.

Insurance commissions grew 20.26% to $14.37 million for the third quarter of 2004 compared to the third quarter of 2003. Insurance commissions grew 57.83% to $42.06 million when comparing the first nine months of 2004 to the first nine months of 2003. The overall insurance commission growth is primarily a result of the acquisition of Wright and Percy Insurance in the second quarter of 2003 and the acquisition of Ramsey, Krug, Farrell & Lensing, Inc. in the third quarter of 2003. The acquisition of these two insurance agencies added approximately $23.25 million in property and casualty insurance commission revenue during the first nine months of 2004. The Company plans to continue to expand the products and services offered by its insurance agencies.

Other noninterest revenue for the third quarter and first nine months of 2004 included a gain of $289,000 and $2.79 million, respectively, from the sale of student loans originated by the Company compared to a $277,000 and $2.81 million gain for such sales in the third quarter and first nine months of 2003. Other noninterest revenue for the first nine months of 2004 included $3.15 million recorded in the first quarter in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses. Other noninterest revenue for the first nine months of 2004 also included losses totaling $1.58 million relating to certain high-risk consumer loans that were sold.

Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2004 and 2003 and the percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2004	2003	% Change
	(Dollars in thousands)
Salaries and employee benefits	$49,176	$46,449	5.87%
Occupancy, net of rental income	6,264	5,932	5.60
Equipment	5,390	6,063	(11.10)
Telecommunications	1,667	1,915	(12.95)
Other	22,483	22,192	1.31

Total noninterest expense	$84,980	$82,551	2.94%

	Nine months ended
	September 30,
	2004	2003	% Change
	(Dollars in thousands)
Salaries and employee benefits	$147,840	$134,177	10.18%
Occupancy, net of rental income	18,303	17,120	6.91
Equipment	16,486	17,842	(7.60)
Telecommunications	5,330	5,603	(4.87)
Other	67,057	63,025	6.40

Total noninterest expense	$255,016	$237,767	7.25%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2004 increased when compared to the same periods in 2003, primarily as a result of salaries, employee benefits and commissions of employees of the two insurance agencies acquired during 2003 and the hiring of employees to staff the banking locations added during 2003 and 2004. Occupancy expense also increased on a comparable three-month and nine-month period basis principally because of additional locations and facilities opened since September 30, 2003 and the two insurance agency acquisitions previously discussed. Equipment expense and telecommunications expense reflect decreases for the three-month and nine-month comparable periods as the Company continued to focus on controlling these expenses. Other noninterest expense for the three months and nine months ended September 30, 2004 increased when compared to the same periods in 2003. Increased marketing-related expenses and amortization of intangible assets continue to be the most notable causes of this increase.

Income Tax

Income tax expense was $9.19 million and $16.54 million for the third quarter of 2004 and 2003, respectively, representing a decrease of 44.45%. For the nine-month period ended September 30, 2004, income tax expense was $36.48 million, compared to $49.35 million for the same period in 2003, representing a decrease of 26.06%. The decrease in income tax expense in the third quarter and nine-month periods of 2004 when compared to the respective periods of 2003 is partially attributable to decreased before-tax income in 2004 when compared to 2003. Before-tax income decreased 27.05% for the third quarter of 2004 compared to the third quarter of 2003 while before-tax income decreased 19.19% for the nine-month period ended September 30, 2004 as compared to the same period in 2003. The other significant factor in the reduction in income tax expense in 2004 was the change in effective tax rates. The effective tax rates for the third quarter of 2004 and 2003 were 24.98% and 32.81%, respectively, while the effective tax rates for the nine-month periods ended September 30, 2004 and 2003 were 29.78% and 32.55%, respectively. The decrease in effective tax rates for 2004 when compared to 2003 is the result of the reversal of a previously recorded tax contingency of approximately $1.50 million in the third quarter of 2004 and the receipt of approximately $550,000 in state tax refunds in the third quarter of 2004. The previously recorded tax contingency was determined to be no longer probable due to the amount of time that has elapsed after being recorded and the state tax refund resulted from the filing of an amended return.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2004 were $9.77 billion, or 92.07% of total assets, compared with $9.47 billion, or 91.86% of total assets, at December 31, 2003.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2004 were $1.38 billion, compared with $1.09 billion at December 31, 2003, a 26.75% increase. Available-for-sale securities were $1.76 billion at September 30, 2004, compared to $1.99 billion at December 31, 2003, a 11.60% decrease.

The Bank’s loan portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan. Loans, net of unearned discount, totaled $6.51 billion at September 30, 2004, which represents a 4.49% increase from the December 31, 2003 total of $6.23 billion. Even though a greater increase in loans was evidenced in the third quarter when compared to the prior two quarters, management believes that the overall lack of significant loan growth is primarily attributable to the weak economic climate in both the Company’s regional and the national economies.

At September 30, 2004, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Company does, however, conduct business in a geographically concentrated area. Therefore, the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.

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

The Company’s policy provides that loans, other than installment loans, are generally placed on non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected, or when payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.56% of all loans outstanding at September 30, 2004 and 0.83% of all loans outstanding at December 31, 2003.

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increase in deposits from December 31, 2003. Deposits totaled $8.84 billion at September 30, 2004 as compared to $8.60 billion at December 31, 2003, representing a 2.84% increase. Noninterest bearing demand deposits increased by $57.09 million, or 4.44%, to $1.34 billion at September 30, 2004 from $1.29 billion at December 31, 2003, while interest bearing demand, savings and time deposits increased $187.02 million, or 2.56%, to $7.50 billion at September 30, 2004 from $7.31 billion at December 31, 2003.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated condensed balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans. These fixed-rate lending commitments expose the Company to risks associated with movements in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. The Company also incurs the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.91% and 14.17%, respectively, at September 30, 2004. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at September 30, 2004. In addition, the Company’s Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.60% at September 30, 2004, compared to the required minimum leverage capital ratio of 4%.

The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I risk-based capital, total risk-based capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2004.

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

Uses of Capital

The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, in the third quarter of 2004, the Company announced pending mergers with Premier Bancorp, Inc. and Business Holding Corporation, the consideration for each of which will be a combination of shares of the Company’s common stock and cash if each merger is completed.

On April 23, 2003, the Company announced a stock repurchase program whereby the Company may acquire up to 3.9 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of September 30, 2004, 2,005,108 shares had been repurchased under this repurchase plan. The Company will continue to evaluate additional share repurchases under this repurchase plan. The Company conducts its current stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its current stock repurchase program during the terms of the program. See Part II, Item 2 of this report (“Unregistered Sales of Equity Securities and Use of Proceeds”) for information about the Company’s repurchases during the three months ended September 30, 2004.

Under the stock repurchase plans approved in 2001 and 2002 and the current repurchase plan approved in 2003, the Company had repurchased as of September 30, 2004 approximately 10.3 million shares of its common stock, or 12.3% of its outstanding shares at March 5, 2001.

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

The Company intends to vigorously defend each of the lawsuits that remain pending, and believes that it has meritorious defenses in these cases. Based on the Company’s experience with similar cases, the Company does not believe that the pending lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. Similar claims brought against other companies in the Company’s market areas have resulted in large awards of actual and punitive damages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2004, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following purchases of its common stock during the quarter ended September 30, 2004:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs (2)	or Programs
July 1 - July 31	68,400	$21.09	68,400	2,200,892
August 1 - August 31	271,000	21.23	263,000	1,937,892
September 1 - September 30	43,000	22.78	43,000	1,894,892

Total	382,400

(1)	This includes 8,000 shares redeemed from an employee during the third quarter of 2004 upon vesting of restricted stock for tax withholding purposes.

(2)	On April 23, 2003, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.9 million shares of its common stock prior to April 30, 2005. During the three months ended September 30, 2004, the Company terminated no repurchase plans or programs and no such plans or programs expired.

ITEM 6. EXHIBITS.

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.

(Registrant)

DATE: November 8, 2004	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Trust Preferred Securities Guarantee Agreement relating to BancorpSouth Capital Trust I (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.