Form 10-K
period 2004-12-31
BANCORPSOUTH INC
filed 2005-03-15
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

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

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $1,641,000,000, based on the last reported sale price per share of the Registrant’s common stock as reported on the New York Stock Exchange on June 30, 2004.

     As of February 28, 2005, the Registrant had outstanding 78,302,929 shares of common stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement used in connection with Registrant’s 2005 Annual Meeting of Shareholders, to be held April 27, 2005, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1. – BUSINESS.

GENERAL

     BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982, with commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. Its principal subsidiary is BancorpSouth Bank (the “Bank”). At December 31, 2004, the Company and its subsidiaries had total assets of approximately $10.85 billion and total deposits of approximately $9.06 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

     The Company’s Internet website address is www.bancorpsouth.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).

DESCRIPTION OF BUSINESS

     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 256 offices in 129 municipalities or communities in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank has grown through the acquisition of other banks and insurance companies, the purchase of assets from federal regulators and through the opening of new branches and offices.

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

     At December 31, 2004, the Company and its subsidiaries had approximately 3,950 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

COMPETITION

     Vigorous competition exists in all major areas where the Bank is engaged in business. The Bank competes for available loans and depository accounts with state and national commercial banks as well as savings and loan associations, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies. None of these competitors is dominant in the entire area served by the Bank.

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

     The Company is a financial holding company regulated as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to regulation and supervision by the Federal Reserve. The Company is required to file annual reports with the Federal Reserve and such other information as it may require. The Federal Reserve may also conduct examinations of the Company. According to Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a financial holding company may not be able to provide such support.

     The Bank is incorporated under the banking laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of various states in which it operates, as well as federal law. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness. The Bank is not a member of the Federal Reserve.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) permits, among other things, the acquisition by financial holding companies of savings associations, irrespective of their financial condition, and increased the deposit insurance premiums for banks and savings associations. FIRREA also provides that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a bank holding company such as the Company if it were to acquire another federally insured financial institution), arising as a result of their status as shareholders of a reimbursing financial institution.

     The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). This statute provides for increased funding for the FDIC’s deposit insurance fund and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including financial holding companies. Its provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. While most of the Company’s deposits are in the Bank Insurance Fund, certain other of the Company’s deposits which were acquired from thrifts over the years remain in the Savings Association Insurance Fund.

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

     In addition, the Federal Reserve has the authority to prohibit the payment of dividends by financial holding companies if their actions constitute unsafe or unsound practices. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by financial holding companies, which outlined the Federal Reserve’s view that a financial holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve indicated that, in some instances, it may be appropriate for a financial holding company to eliminate its dividends.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) was signed into law. IBBEA permits adequately capitalized and managed financial holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank must have been in existence for a certain minimum time period that may not exceed five years. A financial holding company may not, following an interstate acquisition, control more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; provided, however, that mergers may not be approved with respect to banks located in states that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.

     The Community Reinvestment Act of 1997 (“CRA”) and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess CRA reports in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory CRA rating may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2004, the Company had a “satisfactory” CRA rating.

     The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) was signed into law on November 12, 1999. Under the GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with a company engaged principally in securities activities. The GLBA also permits a bank holding company to elect to become a “financial holding company,” allowing them to exercise expanded financial powers. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA itself expressly characterizes certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company’s depository subsidiaries must be both well-capitalized and well-managed and must have at least a satisfactory rating under the CRA. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve and certify that its depository subsidiaries meet the capitalization, management, and CRA requirements. The GLBA also provides for minimum federal standards of privacy to protect the confidentiality of the personal financial information of customers and to regulate use of such information by financial institutions. The Company elected to become a financial holding company during 2004.

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

     In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company and the Bank.

LENDING ACTIVITIES

     The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including real estate broker referrals, mortgage loan companies, direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan, and applies these procedures in a disciplined manner.

Commercial Lending

     The Bank offers a variety of commercial loan services including term loans, lines of credit, equipment and receivable financing and agricultural loans. A broad range of short-to-medium term commercial loans, both secured and unsecured, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition and development of real estate and improvements), and the purchase of equipment and machinery. At times, the Bank also makes construction loans to real estate developers for the acquisition, development and construction of residential subdivisions.

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

     In most cases, the Bank requires title, fire, extended casualty insurance and, where required by applicable regulations, flood insurance to be obtained by the borrower. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces “due on sales” clauses. Borrowers are typically permitted to refinance or repay loans at their option without penalty.

Non-Residential Consumer Lending

     Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at universities and community colleges in the Bank’s market areas. The Bank also conducts various indirect lending activities through established retail companies in its market areas. The Bank’s indirect lending activities have been declining as a result of the Bank’s decision to reduce its exposure to indirect automobile sales financing by allowing its portfolio of such loans to decline. We expect this decline in indirect lending activities to continue. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than those charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.

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

OTHER FINANCIAL SERVICES

     The Bank’s consumer finance subsidiary historically has extended consumer loans to individuals and entities and operated a network of offices in Mississippi and Tennessee. During 2004, the consumer finance subsidiary sold all of its operating offices in Mississippi and reclassified the loans in its Tennessee offices as held for sale. If a buyer for the Tennessee loans is not found, the Bank intends to transfer those loans into its loan portfolio.

     The Bank’s insurance service subsidiary serves as an agent in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana.

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

ASSET QUALITY

     Management seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. Management intends to follow this policy even though it may result in foregoing the funding of higher yielding loans. While there is no assurance that the Bank will not suffer losses on its loans, management believes that the Bank has adequate underwriting and loan administration policies in place and personnel to manage the associated risks prudently.

     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending. Undesirable loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Bank’s primary market areas, loans dependent on secondary liens as primary collateral and non-recourse loans. To the extent risks are identified, additional precautions are taken in order to reduce the Bank’s risk of loss. Commercial loans entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.

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

RECENT ACQUISITIONS

     On December 31, 2004, Premier Bancorp, Inc. (“Premier”), a bank holding company with approximately $160 million in assets headquartered in Brentwood, Tennessee, merged with and into the Company. Pursuant to the merger, Premier’s subsidiary, Premier Bank of Brentwood, merged into the Bank. Consideration paid to complete this transaction consisted of 669,891 shares of the Company’s common stock in addition to cash paid to Premier shareholders in the aggregate amount of $14,794,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004. The Company is in the process of evaluating the fair value of tangible and intangible assets acquired and liabilities assumed.

     On December 31, 2004, Business Holding Corporation (“BHC”), a bank holding company with approximately $170 million in assets headquartered in Baton Rouge, Louisiana, merged with and into the Company. Pursuant to the merger, BHC’s subsidiary, The Business Bank, merged into the Bank. Consideration paid to complete this transaction consisted of 762,978 shares of the Company’s common stock in addition to cash paid to BHC shareholders in the aggregate amount of $16,696,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004. The Company is in the process of evaluating the fair value of tangible and intangible assets acquired and liabilities assumed.

SELECTED STATISTICAL INFORMATION

     Set forth in this section is certain selected statistical information relating to the Company’s business.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

     See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - Net Interest Revenue” included herein for information regarding the distribution of assets, liabilities and shareholders’ equity, and interest rates and interest differential.

Analysis of Changes in Effective Interest Differential

     See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations - Net Interest Revenue” included herein for information regarding the analysis of changes in effective interest differential.

Investment Portfolio

Held-to-Maturity Securities

     The following table shows the amortized cost of held-to-maturity securities at December 31, 2004, 2003 and 2002:

	December 31
	2004	2003	2002
	(In thousands)
U. S. Treasury securities	$5,234	$7,315	$28,406
U. S. Government agency securities	1,095,101	869,732	895,681
Taxable obligations of states and political subdivisions	13,570	14,383	15,749
Tax exempt obligations of states and political subdivisions	132,386	151,694	184,226
Other securities	28,629	48,867	69,313

TOTAL	$1,274,920	$1,091,991	$1,193,375

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2004
		U.S.
	U.S.	Government	States and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
		(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$216,739	$12,011	$8,529	3.59%
Maturing after one year but within five years	5,234	656,492	39,336	20,100	4.22%
Maturing after five years but within ten years	—	221,870	39,218	—	5.36%
Maturing after ten years	—	—	55,391	—	6.61%

TOTAL	$5,234	$1,095,101	$145,956	$28,629

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Available-for-Sale Securities

     The following table shows the book value of available-for-sale securities at December 31, 2004, 2003 and 2002:

	December 31
	2004	2003	2002
		(In thousands)
U. S. Treasury securities	$305	$217,396	$332
U. S. Government agency securities	1,484,060	1,515,506	1,377,508
Taxable obligations of states and political subdivisions	7,651	9,367	10,481
Tax exempt obligations of states and political subdivisions	138,050	156,753	173,772
Other securities	51,663	90,668	80,079

TOTAL	$1,681,729	$1,989,690	$1,642,172

     The following table shows the maturities and weighted average yields as of the end of the latest period for the investment categories presented above:

	December 31, 2004
		U.S.
	U.S.	Government	State &		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$305	$192,125	$10,059	$33,695	4.81%
Maturing after one year but within five years	—	924,760	37,345	11,937	3.34%
Maturing after five years but within ten years	—	13,898	31,701	12	7.10%
Maturing after ten years	—	353,277	66,596	6,019	4.43%

TOTAL	$305	$1,484,060	$145,701	$51,663

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.

Loan Portfolio

     The Bank’s loans are widely diversified by borrower and industry. The following table shows the composition of loans by collateral type of the Bank at December 31 for the years indicated. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans” included herein for more information regarding the Bank’s loan portfolio.

	December 31
	2004	2003	2002	2001	2000
	(In thousands)
Commercial and agricultural	$765,096	$743,286	$716,891	$691,463	$757,885
Consumer and installment	415,615	533,755	727,083	865,188	1,065,324
Real estate mortgage	5,393,231	4,738,715	4,650,455	4,248,467	4,027,751
Lease financing	262,035	227,918	311,769	291,116	288,884
Other	29,067	23,583	29,070	30,811	21,238

Total gross loans	$6,865,044	$6,267,257	$6,435,268	$6,127,045	$6,161,082

Maturity Distribution of Loans

     The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan portfolio. The following table shows the maturity distribution of loans net of unearned discount of the Bank as of December 31, 2004:

	One Year	One to	After
	or Less	Five Years	Five Years
		(In thousands)
Commercial and agricultural	$537,996	$212,138	$11,804
Consumer & installment	292,250	115,237	6,411
Real estate mortgages	3,792,385	1,495,380	83,197
Lease financing	184,256	72,654	4,042
Other	20,440	8,060	448

Total Loans, net of unearned discount	$4,827,327	$1,903,469	$105,902

Sensitivity of Loans to Changes in Interest Rates

     The interest rate sensitivity of the Bank’s loan portfolio is important in the management of effective interest differential. The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Bank’s loans net of unearned discount as of December 31, 2004:

	December 31, 2004
	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan Portfolio
Due after one year	$1,283,184	$726,187

Non-Accrual, Past Due and Restructured Loans

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Bank’s non-performing loans were as follows at the end of each period presented:

	December 31
	2004	2003	2002	2001	2000
	(In thousands)
Non-accrual loans	$12,335	$18,139	$10,514	$10,825	$15,572
Loans 90 days or more past due	19,554	30,634	29,104	33,012	25,732
Restructured loans	2,107	2,659	20	40	879

Total gross loans	$33,996	$51,432	$39,638	$43,877	$42,183

     The total amount of interest earned on non-performing loans was approximately $195,000, $248,000 and $274,000 in 2004, 2003 and 2002, respectively. The gross interest income that would have been recorded under the original terms of those loans amounted to $784,000, $1,334,000 and $936,000 in 2004, 2003 and 2002, respectively.

     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s recorded investment in loans considered impaired at December 31, 2004, 2003 and 2002 was $11,523,000, $13,979,000 and $9,797,000, respectively, with a valuation allowance of $5,279,000, $6,854,000 and $4,827,000, respectively. The average recorded investment in impaired loans during 2004, 2003 and 2002 was $14,579,000, $15,695,000 and $9,408,000, respectively.

     The Bank’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At December 31, 2004, no loans of material significance were known to be potential non-performing loans.

     At December 31, 2004, the Bank did not have any concentration of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Bank does conduct business in a geographically concentrated area. The ability of the Bank’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Bank’s market area.

Summary of Credit Loss Experience

     In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict credit losses with certainty, management continuously reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.

     Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a Loan Loss Reserve Valuation Committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee considers estimates of loss for individually analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of the allowance for credit losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s Loan Administration, Lending and Finance departments. In each period, the Loan Loss Committee bases the allowance for credit losses on its loan classification system as well as an analysis of general economic and business trends in the Bank’s region and nationally.

     The allowance for credit losses is based principally upon the Bank’s loan classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies during their periodic examinations of the Bank. This provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan portfolios, industry concentrations, changes in the mix of loans originated, overall credit criteria and other economic indicators.

     Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible because of such factors as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.

     The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Company include loan growth, changes in nonperforming and past due loans, historical loan loss experience, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and concentrations of loans to specific borrowers or industries. Some of the qualitative factors that the Company considers include existing general economic conditions and the existing risks of individual loans.

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

     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	2004		2003		2002		2001		2000
	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS	ALLOW-	% OF LOANS
	ANCE	IN EACH	ANCE	IN EACH	ANCE	IN EACH	ANCE	IN EACH	ANCE	IN EACH
	FOR	CATEGORY	FOR	CATEGORY	FOR	CATEGORY	FOR	CATEGORY	FOR	CATEGORY
	CREDIT	TO TOTAL	CREDIT	TO TOTAL	CREDIT	TO TOTAL	CREDIT	TO TOTAL	CREDIT	TO TOTAL
	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS	LOSS	LOANS
	(Dollars in thousands)
Commercial & agricultural	$10,143	11.14%	$12,116	11.86%	$10,509	11.14%	$10,923	11.29%	$12,259	12.30%
Consumer & installment	7,659	6.05%	10,311	8.52%	12,212	11.30%	12,853	14.12%	23,702	17.29%
Real estate mortgage	69,572	78.56%	66,161	75.61%	61,987	72.27%	50,068	69.34%	37,279	65.38%

Lease financing	2,814	3.82%	2,758	3.64%	2,904	4.84%	2,584	4.75%	3,290	4.69%

Other	1,485	0.43%	766	0.37%	263	0.45%	6,722	0.50%	5,200	0.34%

TOTAL	$91,673	100.00%	$92,112	100.00%	$87,875	100.00%	$83,150	100.00%	$81,730	100.00%

     The following table sets forth certain information with respect to the Company’s loans (net of unearned discount) and the allowance for credit losses for the five years ended December 31, 2004. See “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results Of Operations -

Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Company’s allowance for credit losses.

ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

	2004	2003	2002	2001	2000
	(Dollars in thousands)
LOANS
Average loans for the period	$6,387,656	$6,276,805	$6,283,798	$6,010,840	$5,791,569

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$92,112	$87,875	$83,150	$81,730	$74,232
Loans charged off:
Commercial & agricultural	(7,598)	(7,681)	(8,855)	(3,763)	(5,974)
Consumer & installment	(9,413)	(11,895)	(14,838)	(16,898)	(14,203)
Real estate mortgage	(7,119)	(4,686)	(5,490)	(3,764)	(4,082)
Lease financing	—	(479)	(193)	(464)	(347)

Total loans charged off	(24,130)	(24,741)	(29,376)	(24,889)	(24,606)

Recoveries:
Commercial & agricultural	1,230	834	838	394	1,843
Consumer & installment	2,528	2,140	2,085	3,092	2,443
Real estate mortgage	808	865	501	511	646
Lease financing	11	9	37	53	40

Total recoveries	4,577	3,848	3,461	4,050	4,972

Net charge-offs	(19,553)	(20,893)	(25,915)	(20,839)	(19,634)
Provision charged to operating expense	17,485	25,130	29,411	22,259	26,166
Other, net	1,629	—	1,229	—	966

Balance, end of period	$91,673	$92,112	$87,875	$83,150	$81,730

RATIOS
Net charge-offs to average loans	0.31%	0.33%	0.41%	0.35%	0.34%

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

     The following table shows the classification of deposits on an average basis for the three years ended December 31, 2004:

	Year Ended December 31
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$1,298,290	—	$1,180,579	—	$1,064,218	—

Interest bearing demand deposits	2,673,026	0.91%	2,478,188	0.98%	2,338,775	1.53%

Savings deposits	782,031	0.72%	799,861	0.88%	852,694	1.49%

Other time deposits	4,063,173	2.69%	4,074,487	2.89%	3,991,757	3.51%

Total deposits	$8,816,520		$8,533,115		$8,247,444

     Other time deposits of $100,000 and over, including certificates of deposits of $100,000 and over, at December 31, 2004, had maturities as follows:

December 31, 2004
(In thousands)
Three months or less	$521,565
Over three months through six months	360,882
Over six months through twelve months	250,731
Over twelve months	674,994

TOTAL	$1,808,172

Return on Equity and Assets

     Return on average shareholders’ equity, return on average assets and the dividend payout ratios based on net income for each of the years in the three-year period ended December 31, 2004 are presented below:

	Year Ended December 31
	2004	2003	2002
Return on average shareholders’ equity	12.67%	15.50%	13.81%
Return on average assets	1.05%	1.28%	1.13%
Dividend payout ratio	51.05%	39.29%	43.88%

     The Company’s average shareholders’ equity as a percentage of average assets was 8.27%, 8.26% and 8.21% for 2004, 2003 and 2002, respectively. In 2004, the Company’s return on average shareholders’ equity (which is calculated by dividing net income by average shareholders’ equity) and return on average assets (which is calculated by dividing net income by average total assets) decreased and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) increased. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” included herein for more information regarding the Company’s net income and the calculation of return on average shareholders’ equity and return on average assets.

Short-Term Borrowings

     The Company uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank advances.

     The following table sets forth, for the periods indicated, certain information about short-term borrowings and the components thereof:

					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
2004:
Federal funds purchased	$1,200	1.9%	$17,170	1.5%	$68,200
Flex-repos purchased	5,721	2.7%	10,308	2.2%	14,471
Securities sold under agreement to repurchase	448,987	1.8%	400,114	1.2%	448,987
Short-term Federal Home Loan Bank advances	12,500	3.6%	49,536	1.3%	185,000

Total	$468,408		$477,128		$716,658

2003:
Federal funds purchased	$1,500	0.7%	$7,768	1.2%	$102,000
Flex-repos purchased	17,293	2.1%	89,167	4.7%	128,553
Securities sold under agreement to repurchase	418,221	1.0%	369,087	1.1%	436,548
Short-term Federal Home Loan Bank advances	—	—	7,534	1.1%	50,000

Total	$437,014		$473,556		$717,101

2002:
Federal funds purchased	$1,300	0.9%	$3,412	1.6%	$15,900
Flex-repos purchased	134,508	4.7%	141,882	5.6%	163,898
Securities sold under agreement to repurchase	321,581	1.1%	309,012	1.5%	356,198
Short-term Federal Home Loan Bank advances	—	—	1,337	4.3%	4,000

Total	$457,389		$455,643		$539,996

     Federal funds purchased generally mature the day following the date of purchase while securities sold under agreement to repurchase generally mature within 30 days from the date of the sale. At December 31, 2004, the Bank had established informal federal funds borrowing lines of credit aggregating $210 million.

     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage collateral or 35% of the Bank’s assets.

BUSINESS RISKS

     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s operating results, growth strategies and growth opportunities, loan demand, deposit withdrawals, interest earning assets and interest bearing liabilities, mortgage lending revenue, mortgage servicing rights, diversification of revenue stream, asset quality, cost controls, goodwill, net interest revenue, interest rate sensitivity, credit quality and credit losses, net interest rate spread, liquidity, non-performing assets, dividends, net interest margin, future acquisitions, market risk, significant accounting policies, underwriting and loan administration policies, commitments for fixed-rate loans, loans to directors and executive officers, life insurance premium revenue, indirect lending activities, market conditions, stock repurchase programs, provision and allowance for credit losses, actual or perceived financial condition of the Company’s borrowers, pension and other post-retirement benefit amounts, loans in the Tennessee office of the Bank’s consumer finance subsidiary, the Wright & Percy Insurance, Ramsey, Krug, Farrell & Lensing, Inc., Premier Bancorp, Inc. and Business Holding Corporation, Inc. acquisitions, expansion of products and services offered by the Company’s insurance agencies, competitive position, legal and regulatory limitations and compliance, junior subordinated debt securities, deduction of deferred tax assets, the adoption of Statement of Financial Accounting Standards No. 123R: “Share-Based Payment,” the effect of certain legal claims and pending lawsuits, the audit by the State Tax Commission of the State of Mississippi, forward commitments, off-balance sheet commitments and other arrangements to extend credit and contractual obligations.

     We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, the following:

•	Changes in economic conditions and government fiscal and monetary policies;

•	Fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies;

•	The ability of the Company to maintain credit quality;

•	The ability of the Company to provide and market competitive products and services;

•	Changes in the Company’s operating or expansion strategy;

•	Geographic concentration of the Company’s assets;

•	The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

•	Laws and regulations affecting financial institutions in general;

•	Limitations on the Company’s ability to pay dividends and to meet its cash obligations;

•	The ability of the Company to compete with other financial services companies;

•	The ability of the Company to identify, consummate and integrate acquisitions and investment opportunities;

•	The ability of the Company to operate and integrate new technology;

•	The ability of the Company to manage its growth and effectively serve an expanding customer and market base;

•	The ability of the Company to attract, train and retain qualified personnel;

•	Changes in consumer preferences;

•	The ability of the Company to repurchase its common stock on favorable terms;

•	The ability of the Company to collect amounts due under loan agreements and attract deposits;

•	Legislation and court decisions related to the amount of damages recoverable in legal proceedings;

•	Possible adverse rulings, judgments, settlements and other outcomes of pending litigation;

•	Other factors generally understood to affect the financial results of financial services companies; and

•	The risk factors that are described in greater detail in this section below.

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

Our Operations are Subject to Extensive Governmental Regulation.

     BancorpSouth, Inc. is a financial holding company under the Bank Holding Company Act of 1956, and BancorpSouth Bank is a Mississippi state banking corporation. Accordingly, both are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. We cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. We also cannot predict how any of these changes would adversely affect our business and prospects.

We Compete with Other Financial Holding Companies, Bank Holding Companies, Banks, Insurance and Financial Services Companies.

     The banking business is extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. We compete, and will continue to compete, with well-established banks, credit unions, insurance agencies and other financial institutions, several of which have significantly greater resources and lending limits. Some of these competitors provide certain services that we do not provide.

Our Growth Strategy Includes Risks That Could Have an Adverse Effect on Financial Performance.

     A significant element of our growth strategy is the acquisition of additional banks, bank holding companies and insurance agencies in order to achieve greater economies of scale. We cannot assure you that the current level of growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies and bank holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy will require that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.

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

We Are a Party to Pending Litigation, Which Could Adversely Affect Our Business.

     During the past several years, a number of cases have been filed against some of our subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. Plaintiffs in these actions seek large amounts of punitive damages and disproportionate actual damages, even though the claims arise out of transactions that involve relatively small amounts of money. Similar claims brought against other companies in our market area have resulted in large awards of actual and punitive damages. While we intend to vigorously defend these lawsuits and our other pending litigation associated with the operation of our subsidiaries, we cannot assure you that we will prevail in any of them, or that we will not suffer adverse outcomes, some of which could have a material adverse effect on our business, financial condition or results of operations.

Issuing Additional Shares of Our Common Stock to Acquire Other Banks, Bank Holding Companies and Insurance Agencies May Result in Dilution for Existing Shareholders and May Adversely Affect the Market Price of Our Stock.

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

Anti-Takeover Provisions May Discourage A Change of Our Control.

     Our governing documents and certain agreements to which we are a party contain several provisions which make a change-in-control difficult to accomplish, and may discourage a potential acquirer. These include a shareholder rights plan, or “poison pill,” a classified or “staggered” Board of Directors, change-in-control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for our common stock.

Our Limited Geographic Area Increases Our Risk From Economic Downturn.

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

ITEM 2. – PROPERTIES.

     The physical properties of the Company are held by its subsidiaries as follows:

a.	BancorpSouth Bank — The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 75% of the rentable space, with the remainder leased to various unaffiliated tenants.

The Bank owns 213 of its 243 branch banking facilities. The remaining 30 branch banking facilities are occupied under leases with unexpired terms ranging from one to 14 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	Personal Finance Corporation — This wholly-owned subsidiary of the Bank occupies 18 offices of which 16 are leased, with the unexpired terms varying in length but not exceeding 19 months. The average size of these leased offices is approximately 1,000 square feet. All of these premises are considered to be in good condition.

c.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns three of the eleven offices it occupies. It leases eight offices that have unexpired terms varying in length from one to ten years.

ITEM 3. – LEGAL PROCEEDINGS.

     The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in six states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.

     During the past several years, a number of cases have been filed against some of the Company’s subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. The majority of these cases have been settled, and only one new case of this nature has been filed since 2002. As partial reimbursement for these settlements and related litigation costs and expenses, the Company executed an agreement with its insurance carrier’s companies, effective February 12, 2004, under which the Company received $3.15 million in insurance proceeds. This agreement resolves future coverage issues in favor of that carrier as to that carrier’s policies with the Company.

     The Company and its subsidiaries intend to vigorously defend each of the lawsuits that remain pending, and believe that they have meritorious defenses in these cases. Based on the Company’s experience with similar cases, the Company does not believe that the pending lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. Similar claims brought against other companies in the Company’s market areas have resulted in large awards of actual and punitive damages.

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

ITEM 5. – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange.

		High	Low
2004	Fourth	$25.25	$22.85
	Third	23.50	20.48
	Second	23.00	19.35
	First	24.09	21.30

2003	Fourth	$24.50	$21.92
	Third	22.23	20.29
	Second	22.76	18.31
	First	20.30	17.50

HOLDERS OF RECORD

     As of March 10, 2005, there were 8,774 shareholders of record of the Company’s common stock.

DIVIDENDS

     The Company declared cash dividends each quarter in an aggregate amount of $0.73 per share during 2004 and $0.66 during 2003. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. – Business – Regulation and

Supervision” and “Note 16 – Earnings per Share and Dividend Data” to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company made the following purchases of its common stock during the three months ended December 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
October 1 - October 31	—	—	—	1,894,892
November 1 - November 30	41,900	$24.06	41,900	1,852,992
December 1 - December 31	—	—	—	1,852,992

Total	41,900

(1)	On April 23, 2003, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.9 million shares of its common stock prior to April 30, 2005. During the three months ended December 31, 2004, the Company terminated no repurchase plans or programs and no such plans or programs expired.

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

	Year Ended December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$497,629	$526,911	$590,418	660,475	$669,158
Interest expense	163,837	175,805	218,892	331,093	346,883

Net interest revenue	333,792	351,106	371,526	329,382	322,275
Provision for credit losses	17,485	25,130	29,411	22,259	26,166

Net interest revenue, after provision for credit losses	316,307	325,976	342,115	307,123	296,109
Noninterest revenue	183,519	190,086	124,826	127,998	87,970
Noninterest expense	342,945	322,594	304,985	289,318	271,742

Income before income taxes	156,881	193,468	161,956	145,803	112,337
Income tax expense	46,261	62,334	49,938	47,340	37,941

Net income	$110,620	$131,134	$112,018	$98,463	$74,396

Per Share Data:
Net income:
Basic	$1.44	$1.69	$1.40	$1.19	$0.88
Diluted	1.43	1.68	1.39	1.19	0.88
Cash dividends	0.73	0.66	0.61	0.57	0.53
Book value	11.74	11.15	10.40	9.92	9.39

Balance Sheet — Year-End Balances:
Total assets	$10,848,193	$10,305,035	$10,189,247	$9,395,429	$9,044,034
Total securities	2,988,407	3,081,681	2,835,547	2,193,654	2,046,529
Loans, net of unearned discount	6,836,698	6,233,067	6,389,385	6,073,200	6,095,315
Total deposits	9,059,091	8,599,128	8,548,918	7,856,840	7,480,920
Long-term debt	141,094	138,498	139,757	140,939	152,049
Total shareholders’ equity	916,428	868,906	807,823	805,403	789,576

Selected Ratios:
Return on average assets	1.05%	1.28%	1.13%	1.06%	0.85%
Return on average equity	12.67%	15.50%	13.81%	12.36%	9.76%

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a regional financial holding company with approximately $10.8 billion in assets and is headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

     Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations for the previous three years. For a complete understanding of the following discussion, you should refer to the Consolidated Financial Statements and related Notes presented elsewhere in this Annual Report. This discussion and analysis is based on reported financial information, and certain amounts for prior years have been reclassified to conform with the current financial statement presentation. The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.

     As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Most of the revenue of the Company is derived from the operation of its principal operating subsidiary, the Bank. The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand and creditworthiness of existing borrowers. The financial services industry itself is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.

     The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the years ended December 31, 2004, 2003 and 2002. These amounts and ratios are key indicators of the Company’s financial performance.

(Dollars in thousands, except per share amounts)	2004	% Change	2003	% Change	2002
Net income	$110,620	(15.6%)	$131,134	17.1%	$112,018
Net income per share:
Basic	$1.44	(14.8%)	$1.69	20.7%	$1.40
Diluted	$1.43	(14.9%)	$1.68	20.9%	$1.39
Return on average assets	1.05%	(18.0%)	1.28%	13.3%	1.13%
Return on average shareholders’ equity	12.67%	(18.3%)	15.50%	12.2%	13.81%

     The decline in the Company’s net income for 2004 when compared to 2003 and 2002 is primarily attributable to the decline in its net interest revenue. The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue has continued to be negatively impacted by the historically low interest rates of the current interest rate cycle as well as the absence of significant loan demand. The Company has been unable to completely offset the decline in asset yields with reduced funding costs in the low interest rate environment that was present during the majority of 2004. In recent years, however, the Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. While these diversification efforts have been successful in certain areas, the decrease in revenue from our mortgage lending activities for 2004 and the significant gains on securities sold in 2003 which did not recur in 2004 combined to reduce noninterest revenue for 2004 to $183.5 million, down from $190.0 million for 2003.

     Net income for 2004 was $110.6 million, or $1.43 per diluted share, compared with $131.1 million, or $1.68 per diluted share, for 2003 and $112.0 million, or $1.39 per diluted share, for 2002. Net interest revenue for

2004 was $333.8 million, compared to $351.1 million for 2003 and $371.5 million for 2002. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. The Company continued to reinvest by expanding its branch and ATM networks while systems and operational consolidation efforts continued. The Company also completed acquisitions of Premier Bancorp, Inc. and Business Holding Corporation on December 31, 2004. Pursuant to the mergers, the banking subsidiaries of these two bank holding companies, Premier Bank of Brentwood and The Business Bank of Baton Rouge, merged into the Bank. Noninterest revenue for 2004 was $183.5 million, a decrease of 3.5% when compared to $190.1 million for 2003. Noninterest revenue increased to 55.0% of net interest revenue for 2004, up from 54.1% for 2003. Noninterest expense for 2004 was $342.9 million, an increase of 6.3% from $322.6 million for 2003. The major components of net income are discussed in more detail in the various headings that follow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to Consolidated Financial Statements). The Company believes that its determination of the allowance for credit losses, the valuation of mortgage servicing rights and the estimation of pension and other post retirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

Allowance for Credit Losses

     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. At the end of 2004, the allowance for credit losses was $91.7 million, representing 1.34% of loans at year-end.

Mortgage Servicing Rights

     The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. MSRs are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. The MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The need for and the amount of valuation allowance to reflect the carrying value of MSRs at the lower of cost or fair value is a significant estimate and, if determined necessary, is reflected as a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized mortgage servicing rights is performed by the independent third party and reviewed by management. The use of different estimates or assumptions could produce different fair values. Periodically, the Company reviews the stratification of loans in its servicing portfolio in conjunction with its valuation. The Company does not hedge the value of capitalized mortgage servicing rights and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2004, the Company’s mortgage servicing asset was $34.5 million, net of impairment of $11.5 million.

Pension and Postretirement Benefits

     Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates made to determine pension related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates made to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these assumptions could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. We utilize the expertise of an independent third party to perform actuarial calculations related to the pension and other postretirement plans. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. In accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, a variety of factors are considered including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2004 and 2003 and 9% in 2002. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. It is an assumption that reflects the rates available on long-term high-quality fixed-income debt instruments and is reset annually on the measurement date of each year. The Company lowered the discount rate used in 2004 to 6.00% from 6.25% in 2003 and 6.75% in 2002.

RESULTS OF OPERATIONS

Net Interest Revenue

     Net interest revenue decreased 4.9% to $333.8 million in 2004 from $351.1 million in 2003, which represented a decrease of 5.5% from $371.5 million in 2002. The decline in net interest revenue for 2004 primarily reflects the Company’s inability to reduce funding costs enough to offset falling asset yields. Net interest revenue is the difference between interest revenue earned from earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to fully taxable equivalent amounts, using an effective tax rate of 35%.

     Interest revenue decreased 5.6% to $507.0 million in 2004 from $537.0 million in 2003, which represented a decrease of 10.8% from $602.1 million in 2002. While average interest earning assets increased 2.5% to $9.8 billion in 2004, this increase in the amount of interest earning assets was more than offset by a decrease of 44 basis points in the yield of those assets to 5.20% in 2004, resulting in a decrease in interest revenue. The decrease in interest revenue in 2003 was attributable to a 3.1% increase in average interest earning assets to $9.5 billion in 2003 with this increase more than offset by a decrease of 88 basis points in the yield of those assets to 5.64% in 2003. The decrease in interest revenue in 2002 was attributable to a 6.7% increase in average interest earning assets to $9.2 billion during 2002 with this increase more than offset by a 125 basis point decline in the yield of those assets to 6.52%.

     Interest expense decreased 6.8% to $163.8 million in 2004 from $175.8 million in 2003, which represented a decrease of 19.7% from $218.9 million in 2002. While average interest bearing liabilities increased 2.1% to $8.3 billion in 2004, this increase in the amount of interest bearing liabilities was more than offset by a decrease of 19 basis points in the average rate paid on those liabilities to 1.98% in 2004. While interest bearing liabilities increased 2.5% to $8.1 billion during 2003, interest expense in 2003 decreased due to a 60 basis point decline in the average rate paid on those liabilities to 2.17%. The decrease in interest expense during 2002 was attributable to the 7.6% increase in average interest bearing liabilities, to $7.9 billion in 2002, being more than offset by a decrease of 175 basis points in average rates paid on those liabilities to 2.77%.

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

     Net interest margin for 2004 was 3.52%, a decrease of 28 basis points from 3.80% for 2003, which represented a decrease of 35 basis points from 4.15% for 2002. Net interest rate spread for 2004 was 3.22%, a decrease of 25 basis points from 3.47% for 2003, which represented a decrease of 28 basis points from 3.75% for 2002. The decrease in net interest margin and net interest rate spread in 2004 and 2003 was primarily due to the larger decline in earning asset yield relative to the decline in funding cost. In both 2004 and 2003, the earning asset yield decrease was a result of reduced loan activity and a lower yielding investment portfolio. While an increase in loans was noticed during the last six months of 2004, the absence of significant loan growth during 2004 and 2003 is attributable to competitive factors and the economic environment in both the Company’s regional market and the national market. With decreased demand for loans, the Company invested in various securities that traditionally provide lower yields than loans, and due to the lower prevailing interest rates during the majority of 2004 and 2003, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning. The increase in net interest margin and net interest spread in 2002 was primarily due to the Company’s ability to offset the decline in asset yield by a larger decrease in funding cost. Short-term interest rates set by the Federal Reserve were unchanged from December 2001 until November 2002. Because the Company was asset sensitive in the short-term, many of its interest earning assets had repriced to the prevailing interest rates by the end of 2001, while the opportunity to reprice many of its interest bearing liabilities to a lower interest rate occurred during 2002.

     The Company experienced growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2004. Average interest earning assets increased 2.5% during 2004, 3.1% during 2003 and 6.7% during 2002. The asset growth was paced by increases in the Company’s securities portfolios as economic conditions and competition limited loan growth during 2004 and 2003. Average interest bearing liabilities increased 2.1% during 2004, 2.5% during 2003 and 7.6% during 2002 due to increases in the Company’s deposits and short-term borrowings.

     The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2004. Each of the measures is reported on a fully-taxable equivalent basis.

	2004			2003			2002
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Loans (net of unearned income) (1)(2)	$6,387,656	$376,145	5.89%	$6,276,806	$401,500	6.40%	$6,283,798	$449,610	7.16%
Loans held for sale	63,405	2,401	3.79%	65,624	3,234	4.93%	58,884	3,371	5.72%
Held-to-maturity securities:
Taxable	1,213,525	45,735	3.77%	1,130,833	46,319	4.10%	998,800	55,091	5.52%
Non-taxable (3)	146,103	10,466	7.16%	164,762	12,455	7.56%	194,089	14,905	7.68%
Available-for-sale securities:
Taxable	1,665,605	60,192	3.61%	1,412,151	54,426	3.85%	1,160,733	54,066	4.66%
Non-taxable (4)	152,018	10,162	6.69%	191,589	12,108	6.32%	199,218	13,287	6.67%
Federal funds sold, securities purchased under agreement to resell and short-term investments	122,236	1,849	1.51%	275,243	6,935	2.52%	337,093	11,810	3.50%

Total interest earning assets and revenue	9,750,548	506,950	5.20%	9,517,008	536,977	5.64%	9,232,615	602,140	6.52%
Other assets	895,873			810,463			735,800
Less: allowance for credit losses	(91,288)			(90,699)			(86,247)

Total	$10,555,133			$10,236,772			$9,882,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:

Demand — interest bearing	$2,673,026	$24,193	0.91%	$2,478,188	$24,186	0.98%	$2,338,775	$35,756	1.53%
Savings	782,031	5,659	0.72%	799,861	7,074	0.88%	852,694	12,689	1.49%
Other time	4,063,173	109,282	2.69%	4,074,487	117,761	2.89%	3,991,757	140,085	3.51%
Federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings	479,129	6,003	1.25%	475,391	8,290	1.74%	457,347	12,574	2.75%
Junior subordinated debt securities	128,866	10,503	8.15%	125,011	10,188	8.15%	114,726	9,423	8.21%
Long-term debt	137,354	8,197	5.97%	139,082	8,306	5.97%	140,085	8,366	5.97%

Total interest bearing liabilities and expense	8,263,579	163,837	1.98%	8,092,020	175,805	2.17%	7,895,384	218,893	2.77%
Demand deposits - noninterest bearing	1,298,290			1,180,579			1,064,218
Other liabilities	120,000			118,274			111,673

Total liabilities	9,681,869			9,390,873			9,071,275
Shareholders’ equity	873,264			845,899			810,893

Total	$10,555,133			$10,236,772			$9,882,168

Net interest revenue		$343,113			$361,172			$383,247

Net interest margin			3.52%			3.80%			4.15%
Net interest rate spread			3.22%			3.47%			3.75%
Interest bearing liabilities to interest earning assets			84.75%			85.03%			85.52%

(1)	Includes taxable equivalent adjustment to interest of $2,112,000, $1,469,000 and $1,854,000 in 2004, 2003 and 2002, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of $3,662,000, $4,359,000 and $5,217,000 in 2004, 2003 and 2002, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustment to interest of $3,557,000, $4,238,000 and $4,651,000 in 2004, 2003 and 2002, respectively, using an effective tax rate of 35%.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table that follows presents an analysis of rate and volume change in net interest revenue from 2003 to 2004 and from 2002 to 2003. Changes that are not solely due to volume or rate have been allocated to volume.

	2004 over 2003 - Increase (Decrease)			2003 over 2002 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$6,528	($31,883)	($25,355)	($447)	($47,663)	($48,110)
Loans held for sale	(84)	(749)	(833)	332	(469)	(137)
Held-to-maturity securities:
Taxable	3,116	(3,700)	(584)	5,408	(14,180)	(8,772)
Non-taxable	(1,337)	(652)	(1,989)	(2,217)	(233)	(2,450)
Available-for-sale securities:
Taxable	9,159	(3,393)	5,766	9,690	(9,330)	360
Non-taxable	(2,664)	718	(1,946)	(482)	(697)	(1,179)
Federal funds sold, securities purchased under agreement to resell and short-term investments	(2,314)	(2,772)	(5,086)	(1,558)	(3,317)	(4,875)

Total	12,404	(42,431)	(30,027)	10,726	(75,889)	(65,163)

INTEREST EXPENSE
Demand — interest bearing	1,763	(1,756)	7	1,361	(12,931)	(11,570)
Savings	(129)	(1,286)	(1,415)	(467)	(5,148)	(5,615)
Other time	(304)	(8,175)	(8,479)	2,391	(24,715)	(22,324)
Federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings	47	(2,334)	(2,287)	315	(4,599)	(4,284)
Junior subordinated debt securities	315	—	315	838	(73)	765
Long-term debt	(103)	(6)	(109)	(60)	—	(60)

Total	1,589	(13,557)	(11,968)	4,378	(47,466)	(43,088)

Total increase (decrease)	$10,815	($28,874)	($18,059)	$6,348	($28,423)	($22,075)

Interest Rate Sensitivity

     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2004.

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$6,687	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	27,414	—	—	—
Held-to-maturity securities	86,878	151,954	718,242	317,846
Available-for-sale and trading securities	141,643	173,209	940,194	458,441
Loans, net of unearned discount	3,658,505	1,168,822	1,903,469	105,902
Loans held for sale	85,225	—	—	—

Total interest earning assets	4,006,352	1,493,985	3,561,905	882,189

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,517,524	—	—	—
Other time deposits	1,079,124	1,387,902	1,630,370	2,104
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	466,408	2,000	—	—
Long-term debt and junior subordinated debt securities	405	1,254	58,092	219,488
Other	178	167	774	91

Total interest bearing liabilities	5,063,639	1,391,323	1,689,236	221,683

Interest rate sensitivity gap	($1,057,287)	$102,662	$1,872,669	$660,506

Cumulative interest sensitivity gap	($1,057,287)	($954,625)	$918,044	$1,578,550

     In the event interest rates decline after 2004, based on this interest rate sensitivity gap, it is likely that the Company would experience a slightly positive effect on net interest revenue in the following one year period, as the cost of funds will decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in periods of increasing interest rates, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one year period. It should be noted that the balances shown in the table above are for a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.

Provisions for Credit Losses and Allowance for Credit Losses

     The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The Company employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Company include loan growth, changes in nonperforming and past due loans, historical loan loss experience, delinquencies, management’s assessment of loan portfolio quality, the value of collateral and concentrations of loans to specific borrowers or industries. Some of the qualitative factors that the Company considers include existing general economic conditions and the inherent risks of individual loans.

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

     The provision for credit losses, the allowance for credit losses as a percentage of loans outstanding at the end of 2004, 2003 and 2002 and net charge-offs for those years are shown in the following table:

	2004	2003	2002
	(Dollars in thousands)
Provision for credit losses	$17,485	$25,130	$29,411
Allowance for credit losses as a percentage of loans outstanding at year-end	1.34%	1.48%	1.38%
Net charge-offs	$19,553	$20,893	$25,915
Net charge-offs as a percentage of average loans	0.31%	0.33%	0.41%

     The provision for credit losses for 2004 decreased 30.4% from the provision for 2003. The decrease in the provision for credit losses in 2004 as compared to 2003 is reflective of the improvement in the credit quality of our loan portfolio combined with the decreased level of charge offs in 2004 compared to 2003, which were $19.6 million in 2004 compared to $20.9 million in 2003. The provision for credit losses for 2003 decreased 14.6% from the provision for credit losses for 2002. This decrease is primarily reflective of the decreased level of charge-offs in 2003 versus 2002, which were $20.9 million in 2003 compared to $25.9 million in 2002, and the impact of economic conditions limiting loan demand during 2003. Non-performing assets include non-accrual loans, loans more than 90 days past due, restructured loans and foreclosed real estate. These assets serve as one indication of the quality of the Company’s loan portfolio. Non-performing assets totaled $48.7 million at December 31, 2004, compared to $66.4 million at December 31, 2003 and $58.6 million at December 31, 2002. The level of the Company’s non-performing assets in 2004 reflects the improvement in the credit quality of the Company’s loans at December 31, 2004. The level of the Company’s non-performing assets in 2003 and 2002 reflected the general slow down in the overall economy of the region serviced by the Company.

     For more information on nonperforming assets, see “Financial Condition – Loans.”

Noninterest Revenue

     The components of noninterest revenue for the years ended December 31, 2004, 2003 and 2002 and the percentage change from the prior year are shown in the following table:

	2004		2003		2002
	Amount	% Change	Amount	% Change	Amount	% Change
	(Dollars in thousands)
Mortgage lending	$11,593	(50.1)%	$23,252	824.5%	$2,515	(77.5)%
Service charges	61,873	(0.0)	61,899	25.7	49,249	15.2
Life insurance premiums	1,765	(45.8)	3,255	(25.0)	4,340	(4.2)
Trust income	7,698	6.7	7,214	2.7	7,021	1.3
Securities (losses) gains, net	(661)	(104.8)	13,837	152.2	5,486	(48.6)
Insurance commissions	56,338	41.7	39,749	68.4	23,604	15.6
Other	44,913	9.9	40,880	25.4	32,611	3.5

Total noninterest revenue	$183,519	(3.5)%	$190,086	52.3%	$124,826	(2.5)%

     The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the MSRs to the loans sold.

     The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $7.0 million, $19.1 million and $16.6 million for 2004, 2003 and 2002, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in a net loss of $1.8 million for 2004, a net gain of $1.9 million for 2003 and a net gain of $1.2 million for 2002. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates generally have resulted in a decrease in the volume of originations, while falling mortgage interest rates generally have resulted in an increased volume of originations. The Company originated mortgage loans totaling $576 million during 2004, $1.2 billion during 2003 and $1.0 billion during 2002. The decrease of mortgage loans originated in 2004 reflects the historically low mortgage loan interest rates during 2003 that resulted in record levels of mortgage loan originations for the Company in 2003.

     Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to servicing revenue. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue.

     The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated revenues of $4.6 million and $4.1 million in 2004 and 2003, respectively, and losses of $14.1 million for 2002. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized MSRs. For impairment testing of MSRs, additional strata or risk groupings based on interest rates were added in 2004 to better reflect the current mix of loans in the servicing portfolio. The addition of these strata had no material impact on the impairment calculation at year-end. Changing mortgage interest rates in 2004, 2003 and 2002 resulted in an impairment recovery of $5.1 million and $5.7 million in 2004 and 2003, respectively, and an impairment expense of $16.0 million in 2002.

     The following is a tabular presentation of the Company’s mortgage lending operation for 2004, 2003 and 2002.

	2004		2003		2002
	Amount	% Change	Amount	% Change	Amount	% Change
	(Dollars in thousands)
Origination revenue	$7,004	(63.4%)	$19,126	15.2%	$16,605	27.6%

Servicing:
Servicing revenue	(525)	(66.0%)	(1,545)	(180.0%)	1,931	(36.5%)
Impairment recovery (expense)	5,114	(9.8%)	5,671	135.4%	(16,021)	229.7%

Total	4,589	11.2%	4,126	129.3%	(14,090)	674.2%

Mortgage revenue	$11,593	(50.1%)	$23,252	824.5%	$2,515	(77.5%)

	(Dollars in millions)
Origination volume	$576	(51.8%)	$1,196	18.2%	$1,012	22.8%

Mortgage loans serviced at year-end	$2,775	(2.2%)	$2,836	2.3%	$2,771	9.9%

     Although total deposits increased, service charges on deposit accounts remained relatively stable in 2004 as a result of a growth in accounts without the service charge feature. The 2003 and 2002 increases were the result of higher volumes of items processed, growth in the number of deposit accounts, rate increases and expansion of overdraft privileges to depositors. Life insurance premium revenue decreased 45.8% in 2004 after having decreased 25.0% and 4.2% in 2003 and 2002, respectively. The decrease in 2004 is due to a reduced emphasis on selling credit life insurance products and the Company expects this trend of declining life insurance premium revenue to continue. Trust income increased 6.7% in 2004, 2.7% in 2003 and 1.3% in 2002 as a result of increases in the value of assets under care (either managed or in custody). Net securities losses of $661,000 were recorded in 2004, while gains of $13.8 million and $5.5 million were recorded in 2003 and 2002, respectively. These amounts reflect the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity or had been downgraded below management’s investment policy thresholds from the held-to-maturity portfolio. The security losses in 2004 include a $1.5 million other-than-temporary impairment charge for certain investments in Fannie Mae and Freddie Mac preferred stock. The security gains in 2003 were primarily a result of the sale of approximately $720 million in intermediate term securities pursuant to the Company’s efforts to manage the interest rate sensitivity of the Company’s assets and liabilities.

     Revenue from insurance commissions is an area where the Company made significant strides during 2004 and 2003 in its plan to diversify the Company’s revenue through noninterest revenue products. The acquisition of two insurance agencies during 2003 added approximately $30.8 million and $14.7 million in property and casualty insurance commission revenue in 2004 and 2003, respectively. The Company plans to continue to expand the products and services offered by its insurance agencies. The increases in other noninterest revenue in 2004, 2003 and 2002 were primarily attributable to fees generated from brokerage activities as well as increased customer account analysis charges and debit card net interchange fees. Other noninterest revenue included gains of $2.9 million, $2.9 million and $2.7 million in 2004, 2003 and 2002, respectively, from the sales of student loans originated by the Company. Other noninterest revenue in 2004 also included $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.

Noninterest Expense

     The components of noninterest expense for the years ended December 31, 2004, 2003 and 2002 and the percentage change from the prior year are shown in the following table:

	2004		2003		2002
	Amount	% Change	Amount	% Change	Amount	% Change
	(Dollars in thousands)
Salaries and employee benefits	$198,692	9.3%	$181,810	11.1%	$163,691	9.4%
Occupancy, net	24,953	8.6	22,973	6.1	21,658	5.5
Equipment	21,815	(6.8)	23,411	(6.2)	24,962	(6.9)
Telecommunications	7,033	(5.9)	7,477	(4.5)	7,827	(10.0)
Other	90,452	4.1	86,923	0.1	86,847	3.9

Total noninterest expense	$342,945	6.3%	$322,594	5.8%	$304,985	5.4%

     Salaries and employee benefits expense for 2004, 2003 and 2002 increased due to increases in incentive payments (especially commission based), salary increases, increases in the cost of employee heath care benefits, salaries and commissions of employees of the two insurance agencies acquired during 2003 and the hiring of employees to staff the banking locations added during those years. Pension plan costs, a component of salaries and employee benefits expense, decreased slightly to $6.5 million in 2004 compared to $6.7 million in 2003 which was an increase over $4.3 million in 2002. The 2003 and 2004 level of pension plan costs is primarily reflective of the reduction of the expected return on plan assets in the Company’s assumptions used to calculate pension plan cost. Occupancy expense increased in 2004, 2003 and 2002 principally as a result of additional branch offices, other bank buildings and the insurance agency acquisitions previously discussed. Equipment expense and telecommunications expense reflected decreases in 2004, 2003 and 2002 in response to the Company’s continuing focus on controlling expenses.

     Included in other noninterest expense in 2002 was $3.2 million reserved in the fourth quarter of 2002 to settle certain litigation against certain of the Company’s subsidiaries, of which $0.4 million of this accrual was reversed in the second quarter of 2003. In addition, in the fourth quarter of 2002, the Company’s net income was reduced by $1.8 million due to charges related to loan system conversion matters. The other components of other noninterest expense reflect normal increases and general inflation in the cost of services and supplies purchased by the Company during 2004, 2003 and 2002.

Income Taxes

     Income tax expense was $46.3 million in 2004, $62.3 million in 2003 and $49.9 million in 2002. Income tax expense for each year fluctuated based on pretax income. The effective tax rate for 2004 was 29.5% compared to 32.2% in 2003 and 30.8% in 2002. The Company’s effective tax rate decreased in 2004 primarily as a result of the reversal of a previously recorded tax contingency of approximately $1.5 million and the receipt of approximately $550,000 in state tax refunds. The previously recorded tax contingency was determined to be no longer necessary. The state tax refund resulted from the filing of an amended return. The Company’s effective tax rate increased in 2003 principally as a result of a reduction in tax-exempt revenue on securities in the Company’s investment portfolio. Details of the deferred tax assets and liabilities are included in Note 12 to Consolidated Financial Statements.

FINANCIAL CONDITION

Loans

     The Bank’s loan portfolio represents the largest single component of the Company’s earning asset base, comprising 65.5% of average earning assets during 2004. The following table indicates the average loans, year-end balances of the loan portfolio and the percentage increases for the years presented.

	2004		2003		2002
	Amount	% Change	Amount	% Change	Amount	% Change
	(Dollars in millions)
Loans, net of unearned — average	$6,388	1.8%	$6,277	(0.1)%	$6,284	4.6%
Loans, net of unearned — year-end	6,837	9.7	6,233	(2.4)	6,389	5.2

     Average loans increased 1.8% in 2004 when compared to 2003. Loans outstanding at December 31, 2004 increased 9.7% when compared to December 31, 2003 with 4.5% of the increase related to the consummation of the two previously discussed bank acquisitions on December 31, 2004. The overall lack of significant loan growth during 2004 and 2003 is primarily attributable to competitive factors and the slow economic recovery in both the Company’s regional and the national economies. In addition, loan growth in 2004, 2003 and 2002 has been impacted by the Company’s decision to reduce its exposure to losses from indirect automobile sales financing and certain higher risk consumer loans by allowing its portfolio of such loans to decline. The Company’s portfolio of indirect automobile sales financing and certain higher risk consumer loans totaled $113.5 million at December 31, 2002, $59.2 million at December 31, 2003 and was down to $6.3 million at December 31, 2004.

     Quality is stressed in the Company’s lending policy as opposed to growth. The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets depending on foreclosure status, were as follows at the end of each year presented.

	2004	2003	2002
	(Dollars in thousands)
Foreclosed properties	$14,741	$14,952	$18,978
Non-accrual loans	12,335	18,139	10,514
Loans 90 days or more past due, still accruing	19,554	30,634	29,104
Restructured loans	2,107	2,659	20

Total non-performing assets	$48,737	$66,384	$58,616

Total non-performing assets as a percentage of net loans	0.71%	1.07%	0.92%

     The level of the Company’s non-performing assets in 2004, 2003 and 2002 reflects a general slow down in the overall economy of the region serviced by the Company. Because the Company is primarily a secured lender, we do not anticipate a significant rise in charge-offs. The Company has not, as a matter of policy, made or participated in any loans or investments relating to extraordinary corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2004, 2003 and 2002, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.

     Included in non-performing assets discussed above were loans the Company considered impaired totaling $11.5 million, $14.0 million and $9.8 million at December 31, 2004, 2003 and 2002, respectively.

Securities and Other Earning Assets

     The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $279.0 million at December 31, 2004, compared to $308.4 million at the end of 2003. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.

     At December 31, 2004, the Company’s available-for-sale securities totaled $1.7 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2004, the Company held no securities whose decline in fair value was considered other than temporary with the exception of the investment in Fannie Mae and Freddie Mac preferred stock that reflects an other-than-temporary impairment charge of $1.5 million recorded during 2004.

     Net unrealized gains on investment securities as of December 31, 2004 totaled $3.3 million. Net unrealized gains on held-to-maturity securities comprised $2.3 million of that total, while net unrealized gains on available-for-sale securities were $1.0 million. Net unrealized gains on investment securities as of December 31, 2003 totaled $57.1 million. Of that total, $33.4 million was attributable to held-to-maturity securities and $23.7 million to available-for-sale securities.

Deposits

     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits for the years presented.

     The following table presents the Company’s average deposit mix and percentage change for the years indicated.

	2004		2003		2002
	Average	%	Average	%	Average	%
	Balance	Change	Balance	Change	Balance	Change
			(Dollars in millions)
Interest bearing deposits	$7,518	2.3%	$7,353	2.4%	$7,183	7.4%

Noninterest bearing deposits	1,298	10.0	1,181	10.9	1,064	6.1

Total average deposits	$8,816	3.3%	$8,533	3.5%	$8,247	7.2%

Liquidity and Capital Resources

     One of the Company’s goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from the Bank’s operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allows the Company to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations over both the short-term and the long-term.

     To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides liquidity to fund term loans with borrowings of matched or longer maturities. At December 31, 2004, the Company had long-term advances from the FHLB totaling approximately $141 million, bearing interest rates from 2.62% to 7.19%. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $2.5 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2004.

     Further, the Company had informal federal funds borrowing arrangements aggregating approximately $210 million at December 31, 2004. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s U.S. government and government agencies securities portfolio. If these traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.

Off-Balance Sheet Arrangements

     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit, that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2004, commitments to extend credit included approximately $93 million for letters of credit and approximately $1.8 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of approximately $34.1 million at December 31, 2004, with a carrying value and fair value reflecting a gain of approximately $50,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2004, the Company had $38.9 million in such commitments to sell, with a carrying value and fair value reflecting a loss of approximately $50,000. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

     The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.41% and 13.67%, respectively, at December 31, 2004, compared to 13.24% and 14.51%, respectively, at December 31, 2003. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, for each period. In addition, the Company’s Tier 1 leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.76% at December 31, 2004 and 8.79% at December 31, 2003, compared to the required minimum leverage capital ratio of 4%.

     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category as of December 31, 2004 as its Tier 1 capital, total capital and leverage capital ratios were 11.81%, 13.08% and 8.35%, respectively.

     There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to cause a material adverse effect with regard to its ability to meet its cash obligations.

Uses of Capital

     The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, mergers with Premier Bancorp, Inc. and Business Holding Corporation were completed on December 31, 2004, and the consideration in each transaction was a combination of shares of the Company’s common stock and cash (See Note 2 to Consolidated Financial Statements).

     On April 23, 2003, the Company announced its current stock repurchase program whereby the Company may acquire up 3.9 million shares of its common stock. The shares may be purchased from time to time in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2003 and April 30, 2005. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2004, 2,047,008 shares had been repurchased under this plan. The Company will continue to evaluate additional share repurchases under this repurchase plan and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program.

     From January 1, 2001 through December 31, 2004, the Company had repurchased approximately 10.3 million shares of its common stock under various approved repurchase plans.

     In 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of 5.0 million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve Board guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.

     The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation (see Notes 2 and 11 to Consolidated Financial Statements). The $9.0 million in trust preferred securities qualifies as Tier 1 capital under Federal Reserve Board guidelines.

Contractual Obligations

     The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 22 to Consolidated Financial Statements for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2004.

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars in thousands)
Contractual Obligations:
Deposit maturities	$9,059,091	$7,426,616	$1,026,146	$604,225	$2,104
Junior subordinated debt	138,145	—	—	—	138,145
Long-term debt	141,094	—	1,706	59,404	79,984
Other borrowings	14,004	12,977	620	293	114
Operating lease obligations	45,280	4,892	7,496	4,414	28,478
Purchase obligations	27,233	17,795	9,410	28	—

Total Contractual Obligations	$9,424,847	$7,462,280	$1,045,378	$668,364	$248,825

     The Company’s operating lease obligations represent short and long-term operating lease and rental payments for facilities, certain software and data processing and other equipment. Purchase obligations represent obligations to purchase goods and services that are legally binding and enforceable on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided related to information technology.

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

     During the past several years, a number of cases have been filed against some of the Company’s subsidiaries generally alleging that loans were originated or renewed at a time or in a way that improperly increased the charges paid by the borrower and/or that the borrowers were charged fees or sold insurance products without appropriate disclosures or that were unnecessary under the particular circumstances. These actions tend to seek large amounts of actual and punitive damages for claims arising out of transactions that involve relatively small amounts of money. The majority of these cases have been settled, and only one new case of this nature has been filed since 2002. As partial reimbursement for these settlements and related litigation costs and expenses, the Company executed an agreement with its insurance carrier’s companies, effective February 12, 2004, under which the Company received $3.15 million in insurance proceeds. This agreement resolves future coverage issues in favor of that carrier as to that carrier’s policies with the Company.

     The Company and its subsidiaries intend to vigorously defend each of the lawsuits that remain pending, and believe that they have meritorious defenses in these cases. Based on the Company’s experience with similar cases, the Company does not believe that the pending lawsuits will have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur. Similar claims brought against other companies in the Company’s market areas have resulted in large awards of actual and punitive damages.

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

Income Tax Contingencies

     The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, the State Tax Commission assessed the Bank additional taxes of approximately $5.4 million along with interest and penalties totaling approximately $3.8 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The Company is in the midst of the administrative appeals process and a final decision has not been rendered by the State Tax Commission. There can be no assurance that the Company will be successful in having the assessment reduced on appeal. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the appeals process and legal costs associated with the appeal. Management does not believe that the outcome of this matter will have a material effect on the Company’s consolidated financial position, although any significant additional assessment could materially adversely affect earnings in the period in which it is recorded.

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

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate which is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004
	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans	$2,144,066	$867,403	$573,388	$275,653	$187,024	$105,903	$4,153,437	$4,141,151
Average interest rate	5.91%	5.74%	5.37%	5.44%	4.06%	5.57%	5.68%
Variable interest rate loans	$2,768,486	—	—	—	—	—	$2,768,486	$2,739,989
Average interest rate	5.47%	—	—	—	—	—	5.47%
Fixed interest rate securities	$526,592	$531,654	$490,537	$346,063	$286,962	$774,841	$2,956,649	$2,958,918
Average interest rate	4.40%	3.82%	4.55%	3.83%	4.36%	4.76%	4.34%
Other interest bearing assets	$28,380	—	—	—	—	—	$28,380	$28,380
Average interest rate	3.45%	—	—	—	—	—	3.45%

Mortgage servicing rights (1)	—	—	—	—	—	—	$34,472	$34,472

Rate-sensitive liabilities:
Savings and interest bearing checking	$3,517,524	—	—	—	—	—	$3,517,524	$3,517,524
Average interest rate	0.93%	—	—	—	—	—	0.93%
Fixed interest rate time deposits	$2,467,026	$611,309	$414,836	$406,163	$198,062	$2,104	$4,099,500	$4,129,595
Average interest rate	2.20%	2.82%	4.03%	3.86%	4.00%	4.73%	2.73%
Fixed interest rate borrowings	$2,030	$2,006	$2,141	$52,528	$2,190	$219,579	$280,474	$300,534
Average interest rate	6.48%	6.50%	6.15%	5.83%	3.73%	7.33%	7.00%
Variable interest rate borrowings	$468,408	—	—	—	—	—	$468,408	$468,427
Average interest rate	1.77%	—	—	—	—	—	1.77%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$34,090	—	—	—	—	—	$34,090	$34,090
Average interest rate	5.57%	—	—	—	—	—	5.57%
Forward contracts to sell individual fixed rate mortgage loans	$38,939	—	—	—	—	—	$38,939	$38,939
Average interest rate	5.10%	—	—	—	—	—	5.10%

(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. – Business – Selected Statistical Information – Investment Portfolio” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets.”

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results

	Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31

	(In thousands, except per share amounts)
2004
Interest revenue	$123,186	$123,683	$124,506	$126,255
Net interest revenue	83,482	83,684	82,958	83,668
Provision for credit losses	4,015	4,835	3,530	5,104
Income before income taxes	39,501	46,234	36,775	34,372
Net income	27,165	31,273	27,588	24,594
Earnings per share: Basic	0.35	0.41	0.36	0.32
Diluted	0.35	0.40	0.36	0.32
Dividends per share	0.18	0.18	0.18	0.19

2003
Interest revenue	$137,682	$133,194	$129,812	$126,223
Net interest revenue	90,144	87,069	87,808	86,085
Provision for credit losses	6,522	6,472	4,664	7,472
Income before income taxes	59,015	42,179	50,413	41,861
Net income	39,148	29,241	33,874	28,870
Earnings per share: Basic	0.51	0.38	0.43	0.37
Diluted	0.50	0.37	0.43	0.37
Dividends per share	0.16	0.16	0.16	0.18

2002
Interest revenue	$149,547	$148,825	$147,508	$144,538
Net interest revenue	92,429	94,083	92,622	92,392
Provision for credit losses	6,760	7,215	8,208	7,228
Income before income taxes	43,427	45,112	37,948	35,469
Net income	29,398	30,927	26,072	25,621
Earnings per share: Basic	0.36	0.38	0.33	0.33
Diluted	0.36	0.38	0.33	0.33
Dividends per share	0.15	0.15	0.15	0.16

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of BancorpSouth, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In performing the assessment of the Company’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of Premier Bancorp, Inc. and Business Holding Corporation, two corporations which were merged with and into the Company on December 31, 2004, as the late timing of these acquisitions made it impracticable to conduct a meaningful evaluation of the acquired businesses’ internal control over financial reporting before the end of the fiscal year. These acquisitions were not material to the financial position and had no impact on the results of operations of the Company in 2004. For more information on the scope of management’s assessment of the Company’s internal control over financial reporting, please see “Scope of Management’s Report on Internal Control Over Financial Reporting” on page 80 of this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 46 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
BancorpSouth, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that BancorpSouth, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that BancorpSouth, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     In performing its assessment of BancorpSouth, Inc.’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of Premier Bancorp, Inc. and Business Holding Corporation, two corporations which were merged with and into BancorpSouth, Inc. on December 31, 2004, as the late timing of these acquisitions made it impracticable to conduct a meaningful evaluation of the acquired business’ internal control over financial reporting before the end of the fiscal year. These acquisitions were not material to the financial position and had no impact on the results of operations of the Company in 2004. Our audit of internal control over financial reporting of BancorpSouth, Inc. also excluded an evaluation of the internal control over financial reporting of Premier Bancorp, Inc. and Business Holding Corporation.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Memphis, Tennessee
March 14, 2005

CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BancorpSouth, Inc.:

     We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Memphis, Tennessee
March 14, 2005

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31
	2004	2003
	(In thousands)
Assets
Cash and due from banks	$315,849	$369,699
Interest bearing deposits with other banks	6,687	9,327
Held-to-maturity securities (fair value of $1,277,189 and $1,125,395, respectively)	1,274,920	1,091,991
Available-for-sale securities (amortized cost of $1,680,733 and $1,965,985, respectively)	1,681,729	1,989,690
Trading securities, at fair value	31,758	—
Federal funds sold and securities purchased under agreement to resell	27,414	67,293
Loans	6,865,044	6,267,257
Less: Unearned discount	28,346	34,190
Allowance for credit losses	91,673	92,112

Net loans	6,745,025	6,140,955
Loans held for sale	85,225	74,669
Premises and equipment, net	228,524	212,216
Accrued interest receivable	66,471	75,914
Goodwill	109,719	59,671
Other assets	274,872	213,610

Total Assets	$10,848,193	$10,305,035

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,442,067	$1,286,607
Interest bearing	2,754,535	2,524,159
Savings	762,989	779,298
Other time	4,099,500	4,009,064

Total deposits	9,059,091	8,599,128
Federal funds purchased and securities sold under agreement to repurchase	455,908	437,014
Other short-term borrowings	12,500	—
Accrued interest payable	17,939	17,140
Junior subordinated debt securities	138,145	128,866
Long-term debt	141,094	138,498
Other liabilities	107,088	115,483

Total Liabilities	9,931,765	9,436,129

Shareholders’ Equity
Common stock, $2.50 par value Authorized - 500,000,000 shares; Issued - 78,037,878 and 77,926,645 shares, respectively	195,095	194,817
Capital surplus	81,122	43,344
Accumulated other comprehensive income (loss)	(802)	14,298
Retained earnings	641,013	616,447

Total Shareholders’ Equity	916,428	868,906

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$10,848,193	$10,305,035

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2004	2003	2002
	(In thousands, except per share amounts)
Interest Revenue
Loans	$374,033	$400,029	$447,756
Deposits with other banks	653	347	279
Federal funds sold and securities purchased under agreement to resell	1,195	6,588	11,531
Held-to-maturity securities:
Taxable	45,734	46,320	55,091
Tax-exempt	6,804	8,096	9,688
Available-for-sale securities:
Taxable	60,204	54,426	54,066
Tax-exempt	6,605	7,871	8,636
Loans held for sale	2,401	3,234	3,371

Total interest revenue	497,629	526,911	590,418

Interest Expense
Deposits	139,133	149,022	188,530
Federal funds purchased and securities sold under agreement to repurchase	5,226	8,114	12,461
Other	19,478	18,669	17,901

Total interest expense	163,837	175,805	218,892

Net interest revenue	333,792	351,106	371,526
Provision for credit losses	17,485	25,130	29,411

Net interest revenue, after provision for credit losses	316,307	325,976	342,115

Noninterest Revenue
Mortgage lending	11,593	23,252	2,515
Service charges	61,873	61,899	49,249
Life insurance premiums	1,765	3,255	4,340
Trust income	7,698	7,214	7,021
Securities (losses) gains, net	(661)	13,837	5,486
Insurance commissions	56,338	39,749	23,604
Other	44,913	40,880	32,611

Total noninterest revenue	183,519	190,086	124,826

Noninterest Expense
Salaries and employee benefits	198,692	181,810	163,691
Occupancy, net of rental income	24,953	22,973	21,658
Equipment	21,815	23,411	24,962
Telecommunications	7,033	7,477	7,827
Other	90,452	86,923	86,847

Total noninterest expense	342,945	322,594	304,985

Income before income taxes	156,881	193,468	161,956
Income tax expense	46,261	62,334	49,938

Net Income	$110,620	$131,134	$112,018

Net Income Per Share: Basic	$1.44	$1.69	$1.40

Diluted	$1.43	$1.68	$1.39

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2001	81,225,790	$203,064	$11,457	$24,243	$566,639	$805,403
Net income	—	—	—	—	112,018	112,018
Change in fair value of available-for-sale securities, net of tax effect of $8,379	—	—	—	13,501	—	13,501

Comprehensive income	—	—	—	—	—	125,519
Business combinations	599,626	1,500	9,230	—	—	10,730
Other shares issued	566,531	1,416	4,281	—	—	5,697
Recognition of stock compensation	28,000	70	2,343	—	459	2,872
Purchase of stock	(4,739,283)	(11,848)	(6,538)	—	(75,379)	(93,765)
Cash dividends declared, $0.61 per share	—	—	—	—	(48,633)	(48,633)

Balance, December 31, 2002	77,680,664	194,202	20,773	37,744	555,104	807,823
Net income	—	—	—	—	131,134	131,134
Change in fair value of available-for-sale securities, net of tax effect of ($14,457)	—	—	—	(23,142)	—	(23,142)
Minimum pension liability, net of tax effect of ($188)	—	—	—	(304)	—	(304)

Comprehensive income	—	—	—	—	—	107,688
Business combinations	900,227	2,251	16,747	—	—	18,998
Other shares issued	432,469	1,081	5,824	—	—	6,905
Recognition of stock compensation	—	—	—	—	771	771
Purchase of stock	(1,086,715)	(2,717)	—	—	(19,734)	(22,451)
Cash dividends declared, $0.66 per share	—	—	—	—	(50,828)	(50,828)

Balance, December 31, 2003	77,926,645	194,817	43,344	14,298	616,447	868,906
Net income	—	—	—	—	110,620	110,620
Change in fair value of available-for-sale securities, net of tax effect of ($8,541)	—	—	—	(14,001)	—	(14,001)
Minimum pension liability, net of tax effect of ($681)	—	—	—	(1,099)	—	(1,099)

Comprehensive income	—	—	—	—	—	95,520
Business combinations	1,432,869	3,582	33,178	—	—	36,760
Other shares issued	297,635	744	4,759	—	(88)	5,415
Recognition of stock compensation	—	—	—	—	656	656
Purchase of stock	(1,619,271)	(4,048)	(159)	—	(30,504)	(34,711)
Cash dividends declared, $0.73 per share	—	—	—	—	(56,118)	(56,118)

Balance, December 31, 2004	78,037,878	$195,095	$81,122	($802)	$641,013	$916,428

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2004	2003	2002
	(In thousands)
Operating Activities:
Net income	$110,620	$131,134	$112,018
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,485	25,130	29,411
Depreciation and amortization	23,597	25,507	26,528
Deferred taxes	(5,391)	8,210	16
Amortization of intangibles	14,546	15,257	10,334
Amortization of debt securities premium and discount, net	19,356	11,692	2,087
Security losses (gains), net	662	(13,837)	(5,486)
Net deferred loan origination expense	(7,407)	(7,703)	(8,088)
Decrease in interest receivable	10,616	7,700	2,597
Increase (decrease) in interest payable	263	(6,166)	(7,953)
Realized gain on student loans sold	(2,939)	(2,880)	(2,651)
Proceeds from student loans sold	109,811	107,595	92,351
Origination of student loans held for sale	(108,508)	(80,909)	(111,219)
Realized gain on mortgages sold	(8,104)	(18,232)	(11,602)
Proceeds from mortgages sold	609,533	1,190,114	1,053,902
Origination of mortgages held for sale	(610,349)	(1,149,447)	(1,041,980)
Increase in bank-owned life insurance	(54,958)	(6,430)	(61,625)
Other, net	(11,564)	(26,918)	3,045

Net cash provided by operating activities	107,269	209,817	81,685

Investing Activities:
Proceeds from calls and maturities of held- to-maturity securities	420,970	1,670,024	699,713
Proceeds from calls and maturities of available- for-sale securities	289,472	477,913	1,332,836
Proceeds from sales of held-to-maturity securities	1,851	10,112	5,278
Proceeds from sales of available-for-sale securities	489,953	738,167	661,246
Purchases of held-to-maturity securities	(610,133)	(1,578,784)	(786,621)
Purchases of available-for-sale securities	(509,119)	(1,594,140)	(2,519,011)
Net decrease in short-term investments	41,572	72,215	204,003
Net (increase) decrease in loans	(339,429)	80,021	(186,121)
Purchases of premises and equipment	(39,487)	(27,489)	(27,934)
Proceeds from sale of premises and equipment	778	2,734	5,773
Net cash paid for acquisitions	(16,174)	(14,539)	(5,719)
Other, net	209	2,436	(3,000)

Net cash used in investing activities	(269,537)	(161,330)	(619,557)

Financing Activities:
Net increase in deposits	190,598	50,210	593,031
Net increase (decrease) in short-term debt and other liabilities	1,965	(15,803)	(21,449)
Repayment of long-term debt	(1,341)	(1,259)	(18,682)
Issuance of junior subordinated debt	—	—	121,063
Issuance of common stock	4,976	7,677	8,414
Purchase of common stock	(34,711)	(22,451)	(93,765)
Payment of cash dividends	(55,709)	(49,818)	(48,300)

Net cash provided by (used in) financing activities	105,778	(31,444)	540,312

Increase (Decrease) in Cash and Cash Equivalents	(56,490)	17,043	2,440
Cash and Cash Equivalents at Beginning of Year	379,026	361,983	359,543

Cash and Cash Equivalents at End of Year	$322,536	$379,026	$361,983

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2004, 2003 and 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates. The Company’s subsidiaries are engaged in the business of banking and activities closely related to banking. The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies. The following is a summary of the more significant accounting and reporting policies.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Risk Advantage, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

Cash Flow Statements

     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of approximately $163,038,000, $181,971,000 and $226,710,000 and income taxes of approximately $38,630,000, $41,851,000 and $54,930,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Fair value of assets acquired during 2004 as a result of business combinations totaled $382,989,000, while liabilities assumed totaled $314,181,000. Fair value of assets acquired during 2003 as a result of business combinations totaled $50,590,000, while liabilities assumed totaled $17,053,000.

Securities

     Securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are debt securities for which the Company has the ability and management has the positive intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.

Securities Purchased and Sold Under Agreements to Resell or Repurchase

     The Bank has entered into a secured borrowing arrangement with the State of Mississippi whereby the Bank is required to provide collateral amounts of 105%, in U.S. Treasury or Government National Mortgage Association (“GNMA”) securities, of the fair value and accrued income of the securities sold under repurchase agreements. The Bank has entered into third party lending arrangements, structured as securities purchased under agreements to resell, that mirror the collateral provisions of the agreement with the State of Mississippi, and provide for a fixed spread between the interest rate paid and earned by the Bank. The Bank remains responsible for repayment of the monies borrowed from the State of Mississippi.

Loans

     Loans are recorded at the face amount of the notes reduced by collections of principal. Loans include net unamortized deferred origination costs. Unearned discount on discount-basis consumer loans and net deferred origination costs are recognized as a component of income using a method which approximates the interest method. Interest is recorded monthly as earned on all other loans. Where doubt exists as to the collectibility of the loans, interest income is recorded as payment is received.

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

Mortgage Servicing Rights

     Mortgage servicing rights are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. Fair values are determined using a valuation model that calculates the present value of future cash flows using prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. Capitalized mortgage servicing rights are being amortized in proportion to, and over the period of, the estimated net servicing income of the underlying asset. On a quarterly basis, capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. Impairment and recovery of previously recorded impairment are recognized through a valuation allowance.

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

Stock-Based Compensation

     At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2004, 2003 and 2002.

		2004	2003	2002
		(In thousands, except per share amounts)
Net income, as reported		$110,620	$131,134	$112,018
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(818)	(734)	(977)

Pro forma net income		$109,802	$130,400	$111,041

Basic earnings per share:	As reported	$1.44	$1.69	$1.40
	Pro forma	1.43	1.68	1.39

Diluted earnings per share:	As reported	$1.43	$1.68	$1.39
	Pro forma	1.42	1.67	1.38

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002: expected options lives of 7 years for all three years; expected dividend yield of 3.30%, 3.10% and 3.10%; expected volatility of 21%, 21% and 22% and risk-free interest rates of 2.3%, 3.0% and 5.0%.

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

Recent Pronouncements

     In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 sets forth the criteria used to determine whether an entity’s investment in a variable interest entity (“VIE”) should be consolidated with the entity. FIN 46 is based on the general premise that a company that controls another entity through an interest other than a voting interest should consolidate the controlled entity. In December 2003, the FASB issued FIN 46 (revised December 2003)(“FIN 46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. The Company adopted the transition guidance of FIN 46R for special purpose entities in 2003. As a result of the adoption of FIN 46R, BancorpSouth Capital Trust I was prospectively deconsolidated from the Company’s consolidated financial statements at December 31, 2003 as described in Note 11, Junior Subordinated Debt Securities.

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

     In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted by the

Company effective May 31, 2003. The adoption of SFAS No. 150 has had no material impact on the financial position or results of operations of the Company.

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

     In November 2003, a consensus was reached on Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements adopted by the EITF include aggregated data related to impaired investments in tabular form and narrative material. In September, 2004, the FASB delayed the accounting provisions contained in EITF No. 03-01. However, the disclosure requirements remain effective and were adopted by the Company effective December 31, 2003. The Company will evaluate the effect, if any, of the accounting provisions contained in EITF No. 03-01 when final guidance is released.

     In December 2004, SFAS No. 123, “Share-Based Payment,” was revised (“SFAS No. 123R”). SFAS No. 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued and is to be recognized over the period that an employee is required to provide services in exchange for the award. SFAS 123R will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R is expected to have no material impact on the financial position or results of operations of the Company.

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

(2) BUSINESS COMBINATIONS

     On February 28, 2002, Pinnacle Bancshares, Inc., a bank holding company with approximately $130 million in assets headquartered in Little Rock, Arkansas, merged with and into the Company. Pursuant to the merger, Pinnacle Bancshare’s subsidiary, Pinnacle Bank, merged into the Bank. Consideration paid to complete this transaction consisted of 554,602 shares of the Company’s common stock in addition to cash paid to the Pinnacle shareholders in the aggregate amount of $9,524,000. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

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

     On May 15, 2003, certain assets of WMS, L.L.C. (“WMS”), an independent insurance agency headquartered in Baton Rouge, Louisiana, that operated under the name of Wright & Percy Insurance, were acquired by BancorpSouth Insurance Services, Inc., a subsidiary of the Bank (“BancorpSouth Insurance”). Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Under the terms of the acquisition agreement, the Company may be required to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments based on the performance of WMS over the three years following the completion of this transaction. During 2004, the Company paid approximately $1.8 million under this agreement. The operations of Wright & Percy Insurance became a part of BancorpSouth Insurance. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

     On August 1, 2003, Ramsey, Krug, Farrell & Lensing, Inc. (“RKF&L”), an independent insurance agency headquartered in Little Rock, Arkansas, merged with and into the Bank. Subsequent to the merger, the operations of RKF&L became a part of BancorpSouth Insurance. Consideration paid to complete this transaction consisted of 473,918 shares of the Company’s common stock in addition to cash paid to RKF&L shareholders in the aggregate amount of approximately $10,028,000. Under the terms of the acquisition agreement, the Company may be required to pay an additional aggregate amount of up to $7,633,000 in a combination of cash and shares of the Company’s common stock to RKF&L shareholders in three annual installments based on the performance of RKF&L over the three years following the completion of this transaction. During 2004, the Company paid approximately $1.8 million in a combination of cash and shares of the Company’s common stock under this agreement. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.

     On December 31, 2004, Premier Bancorp, Inc. (“Premier”), a bank holding company with approximately $160 million in assets headquartered in Brentwood, Tennessee, merged with and into the Company. Pursuant to the merger, Premier’s subsidiary, Premier Bank of Brentwood, merged into the Bank. Consideration paid to complete this transaction consisted of 669,891 shares of the Company’s common stock in addition to cash paid to the Premier shareholders in the aggregate amount of $14,794,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004. The Company is in the process of evaluating the fair value of tangible and intangible assets acquired and liabilities assumed.

     On December 31, 2004, Business Holding Corporation (“BHC”), a bank holding company with approximately $170 million in assets headquartered in Baton Rouge, Louisiana, merged with and into the Company. Pursuant to the merger, BHC’s subsidiary, The Business Bank, merged into the Bank. Consideration paid to complete this transaction consisted of 762,978 shares of the Company’s common stock in addition to cash paid to the BHC shareholders in the aggregate amount of $16,696,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004. The Company is in the process of evaluating the fair value of tangible and intangible assets acquired and liabilities assumed.

(3) HELD-TO-MATURITY SECURITIES

     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2004 and 2003 follows:

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury	$5,234	$137	$—	$5,371
U.S. Government agencies and corporations	1,095,101	5,977	11,651	1,089,427
Obligations of states and political subdivisions	145,956	7,118	395	152,679
Other	28,629	1,083	—	29,712

Total	$1,274,920	$14,315	$12,046	$1,277,189

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury	$7,315	$415	$—	$7,730
U.S. Government agencies and corporations	869,732	21,024	99	890,657
Obligations of states and political subdivisions	166,077	9,713	296	175,494
Other	48,867	2,647	—	51,514

Total	$1,091,991	$33,799	$395	$1,125,395

     Gross gains of $117,000 and gross losses of $9,000 were recognized in 2004, gross gains of $768,000 and gross losses of $420,000 were recognized in 2003 and gross gains of $310,000 and gross losses of $129,000 were recognized in 2002 on held-to-maturity securities. Except for the following, these gains and losses were the result of held-to-maturity securities being called prior to maturity. Included in the 2003 amounts are a gross gain of $389,000 and a gross loss of $407,000 related to the sale of held-to-maturity securities with a combined amortized cost of $10,130,000. These securities were sold because of deterioration in the issuers’ creditworthiness. Included in the 2002 amounts is a gross loss of $44,000 related to the sale of a held-to-maturity security with an amortized cost of $5,322,000. This security was sold because of deterioration in the issuer’s creditworthiness.

     Held-to-maturity securities with a carrying value of approximately $1.0 billion at December 31, 2004 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2004 were securities with a carrying value of $117.8 million issued by the State of Mississippi and securities with a carrying value of $8.8 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2004
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$237,279	$237,832
Due after one year through five years	721,162	718,760
Due after five years through ten years	261,088	262,018
Due after ten years	55,391	58,579

Total	$1,274,920	$1,277,189

     A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2004 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies and corporations	$800,837	$11,651	$—	$—	$800,837	$11,651
Obligations of states and political subdivisions	18,899	285	3,438	110	22,337	395

Total	$819,736	$11,936	$3,438	$110	$823,174	$12,046

     Based upon review of the sector credit ratings of these securities and the positive intent to hold the securities to maturity at which point the fair value will mirror amortized cost, the impairments related to the securities were determined to be temporary.

(4) AVAILABLE-FOR-SALE SECURITIES

     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2004 and 2003 follows:

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury	$300	$5	$—	$305
U.S. Government agencies and corporations	1,492,252	12,234	20,426	1,484,060
Obligations of states and political subdivisions	139,786	5,972	57	145,701
Preferred stock	5,823	148	—	5,971
Other	42,572	3,120	—	45,692

Total	$1,680,733	$21,479	$20,483	$1,681,729

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury	$224,633	$22	$7,259	$217,396
U.S. Government agencies and corporations	1,495,835	32,501	12,830	1,515,506
Obligations of states and political subdivisions	158,013	8,182	75	166,120
Preferred stock	42,343	225	278	42,290
Other	45,161	3,250	33	48,378

Total	$1,965,985	$44,180	$20,475	$1,989,690

     Gross gains of $5,027,000 and gross losses of $5,797,000 were recognized in 2004, gross gains of $13,492,000 and gross losses of $3,000 were recognized in 2003 and gross gains of $5,448,000 and gross losses of $143,000 were recognized in 2002 on available-for-sale securities.

     Available-for-sale securities with a carrying value of approximately $863.9 million at December 31, 2004 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2004, were securities with a carrying value of $57.0 million issued by the State of Mississippi and securities with a carrying value of $70.8 million issued by the State of Arkansas.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	2004
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Due in one year or less	$231,589	$236,184
Due after one year through five years	978,220	974,042
Due after five years through ten years	44,182	45,611
Due after ten years	426,742	425,892

Total	$1,680,733	$1,681,729

     A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2004 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies and corporations	$831,284	$10,538	$355,608	$9,888	$1,186,892	$20,426
Obligations of states and political subdivisions	7,686	55	181	2	7,867	57

Total	$838,970	$10,593	$355,789	$9,890	$1,194,759	$20,483

     Based upon review of the sector credit ratings of these securities and the volatility of their market price, the impairments related to these securities were determined to be temporary.

(5) LOANS

     A summary of loans classified by collateral type at December 31, 2004 and 2003 follows:

	2004	2003
	(In thousands)
Commercial and agricultural	$765,096	$743,286
Consumer and installment	415,615	533,755
Real estate mortgage:
1-4 Family	2,379,717	1,992,252
Other	3,013,514	2,746,463
Lease financing	262,035	227,918
Other	29,067	23,583

Total	$6,865,044	$6,267,257

     Non-performing loans consist of both non-accrual loans and loans which have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans was $12,335,000 and $18,139,000 at December 31, 2004 and 2003, respectively. Restructured loans totaled $2,107,000 and $2,659,000 at December 31, 2004 and 2003, respectively.

     The total amount of interest earned on non-performing loans was approximately $195,000, $248,000 and $274,000 in 2004, 2003 and 2002, respectively. The gross interest income which would have been recorded under the original terms of those loans amounted to $784,000, $1,334,000 and $936,000 in 2004, 2003 and 2002, respectively.

     Loans considered impaired, under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” are loans which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2004 and 2003 was $11,523,000 and $13,979,000, respectively, with a valuation allowance of $5,279,000 and $6,854,000, respectively. The average recorded investment in impaired loans during 2004 and 2003 was $14,579,000 and $15,695,000, respectively.

(6) ALLOWANCE FOR CREDIT LOSSES

     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(In thousands)
Balance at beginning of year	$92,112	$87,875	$83,150
Provision charged to expense	17,485	25,130	29,411
Recoveries	4,577	3,848	3,461
Loans charged off	(24,130)	(24,741)	(29,376)
Other, net	1,629	—	1,229

Balance at end of year	$91,673	$92,112	$87,875

(7) PREMISES AND EQUIPMENT

     A summary by asset classification at December 31, 2004 and 2003 follows:

	Estimated
	Useful Life
	Years	2004	2003
		(In thousands)
Land	N/A	$41,266	$36,779
Buildings and improvements	10-40	178,052	166,756
Leasehold improvements	10-39	7,327	6,742
Equipment, furniture and fixtures	3-12	207,207	187,734
Construction in progress	N/A	14,287	16,291

Subtotal		448,139	414,302
Accumulated depreciation and amortization		219,615	202,086

Premises and equipment, net		$228,524	$212,216

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2003:

	2004
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2004	$33,284	$26,387	$59,671
Goodwill acquired during the year	45,547	4,501	50,048

Balance as of December 31, 2004	$78,831	$30,888	$109,719

	2003
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2003	$32,423	$39	$32,462
Goodwill acquired during the year	861	26,348	27,209

Balance as of December 31, 2003	$33,284	$26,387	$59,671

     The Company’s annual goodwill impairment evaluation for 2004 and 2003 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.

     The following table presents information regarding the components of the Company’s identifiable intangible assets for the years ended December 31, 2004 and 2003:

	Year ended		Year ended
	December 31, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,549	$7,034	$11,549	$5,661
Customer relationship intangibles	22,257	5,393	21,702	2,438
Mortgage servicing rights	97,252	51,323	90,790	41,115
Non solicitation intangibles	50	10	—	—

Total	$131,108	$63,760	$124,041	$49,214

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangible	1,234	—	1,557	—

Total	$1,922	$—	$2,245	$—

	Year ended
	December 31,
	2004	2003
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$1,373	$1,469
Customer relationship intangibles	2,955	1,837
Mortgage servicing rights	10,208	11,951
Non solicitation intangibles	10	—

Total	$14,546	$15,257

     At December 31, 2004 and December 31, 2003, aggregate impairment for mortgage servicing rights was approximately $11,457,000 and $17,209,000, respectively.

     The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2005, and the succeeding four years:

		Customer		Non-
	Core Deposit	Relationship	Mortgage	Solicitation
	Intangibles	Intangibles	Servicing Rights	Intangibles	Total
	(In thousands)
Estimated amortization expense:
For the year ending December 31, 2005	$1,280	$2,585	$9,100	$25	$12,990
For the year ending December 31, 2006	1,197	2,227	7,300	15	10,739
For the year ending December 31, 2007	1,113	1,926	5,800	—	8,839
For the year ending December 31, 2008	851	1,701	4,700	—	7,252
For the year ending December 31, 2009	669	1,456	3,700	—	5,825

(9) TIME DEPOSITS AND SHORT-TERM DEBT

     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1,808,172,000 and $1,772,453,000 were outstanding at December 31, 2004 and 2003, respectively. Total interest other time deposits of $100,000 or more totaled expense relating to certificate and approximately $50,129,000, $50,511,000 and $50,191,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

     For time deposits with a remaining maturity of more than one year at December 31, 2004, the aggregate amount of maturities for each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2006	$611,309
2007	414,836
2008	406,163
2009	198,062
2010	1,265
Thereafter	838

Total	$1,632,473

     Presented below is information relating to short-term debt for the years ended December 31, 2004, 2003 and 2002:

					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	At Any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
2004:
Federal funds purchased	$1,200	1.9%	$17,170	1.5%	$68,200
Flex-repos purchased	5,721	2.7%	10,308	2.2%	14,471
Securities sold under agreement to repurchase	448,987	1.8%	400,114	1.2%	448,987
Short-term Federal Home Loan Bank advances	12,500	3.6%	49,536	1.3%	185,000

Total	$468,408		$477,128		$716,658

2003:
Federal funds purchased	$1,500	0.7%	$7,768	1.2%	$102,000
Flex-repos purchased	17,293	2.1%	89,167	4.7%	128,553
Securities sold under agreement to repurchase	418,221	1.0%	369,087	1.1%	436,548
Short-term Federal Home Loan Bank advances	—	—	7,534	1.1%	50,000

Total	$437,014		$473,556		$717,101

2002:
Federal funds purchased	$1,300	0.9%	$3,412	1.6%	$15,900
Flex-repos purchased	134,508	4.7%	141,882	5.6%	163,898
Securities sold under agreement to repurchase	321,581	1.1%	309,012	1.5%	356,198
Short-term Federal Home Loan Bank advances	—	—	1,337	4.3%	4,000

Total	$457,389		$455,643		$539,996

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2004, the Bank had established informal federal funds borrowing lines of credit aggregating $210,000,000.

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

     At December 31, 2004, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2006	2.62%-5.67%	$1,519
2007	3.16%	187
2008	3.41%-7.19%	56,769
2009	3.40%-5.90%	2,636
Thereafter	3.02%-6.93%	79,983

Total		$141,094

(11) JUNIOR SUBORDINATED DEBT SECURITIES

     In 2002 the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt

Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. Prior to December 31, 2003, the accounts of the Trust were included in the consolidated financial statements of the Company. Pursuant to the Company’s adoption of the transition guidance of FIN 46R for investments in special-purposes entities, the Company deconsolidated the Trust from its financial statements as of December 31, 2003.

     Pursuant to the merger with Business Holding Corporation on December 31, 2004, the Company assumed the liability for $6,186,000 in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust. Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month London Interbank Offered Rate (“LIBOR”) plus 2.80% from January 30, 2004 to April 7, 2009 and thereafter at LIBOR plus 2.85%.

     Pursuant to the merger with Premier Bancorp, Inc. on December 31, 2004, the Company assumed the liability for $3,093,000 in Junior Subordinated Debt Securities issued to Premier Bancorp Capital Trust I, a statutory trust. Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on November 7, 2032, and are callable at the option of the Company, in whole or in part, on any February 7, May 7, August 7 or November 7 on or after November 7, 2007. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 3.45%.

(12) INCOME TAXES

     Total income taxes for the years ended December 31, 2004, 2003 and 2002 are allocated as follows:

	2004	2003	2002
	(In thousands)
Income from continuing operations	$46,261	$62,334	$49,938
Shareholders’ equity for other comprehensive income	(9,222)	(14,645)	8,379
Shareholders’ equity for stock option plans	(1,078)	(1,415)	(1,895)

Total	$35,961	$46,274	$56,422

     The components of income tax expense attributable to continuing operations are as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(In thousands)
Current:
Federal	$47,901	$48,693	$46,916
State	3,751	5,431	3,006
Deferred:
Federal	(4,597)	7,048	14
State	(794)	1,162	2

Total	$46,261	$62,334	$49,938

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2004	2003	2002
	(In thousands)
Tax expense at statutory rates	$54,909	$67,714	$56,684
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,923	4,286	1,955
Tax-exempt interest revenue	(5,502)	(6,334)	(7,625)
Tax-exempt earnings on life insurance	(1,935)	(2,095)	(635)
Deductible dividends paid on 401K plan	(1,608)	(1,441)	(1,619)
Other, net	(1,526)	204	1,178

Total	$46,261	$62,334	$49,938

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$36,421	$39,178
Accrued liabilities, principally due to compensation arrangements and vacation accruals	9,308	6,957
Net operating loss carryforwards	704	621
Unrealized pension expense	869	188
Other, principally due to acquisitions	698	—

Total gross deferred tax assets	48,000	46,944
Less: valuation allowance	—	—

Deferred tax assets	$48,000	$46,944

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$25,446	$33,690
Other assets, principally due to expense recognition	8,892	7,614
Investments, principally due to interest income recognition	6,408	6,482
Capitalization of mortgage servicing rights	10,155	8,826
Unrealized net gains on available-for-sale securities	395	8,940

Total gross deferred tax liabilities	51,296	65,552

Net deferred tax liabilities	($3,296)	($18,608)

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2004.

     At December 31, 2004, the Company has net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,278,000 that are available to offset future federal taxable income, subject to various limitations, through 2016.

(13) PENSION, OTHER POST RETIREMENT BENEFIT AND PROFIT SHARING PLANS

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

     The BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) provides for the payment of retirement benefits to certain participants in the Basic Plan. The Restoration Plan is a nonqualified plan that covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended, and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, thereby reducing their benefit under the Basic Plan. The Company has a nonqualified defined benefit supplemental retirement plan (“the Supplemental Plan”) for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years.

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

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. Effective in 2006, the Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. Since the Company’s subsidy of the cost of retiree health care coverage will be phased out by the end of 2008, the Act has no material financial impact on the obligations of its retiree medical plan.

     The Company uses a December 31 measurement date for its pension and other benefit plans.

     A summary of the defined benefit retirement plans and the retiree medical plan at and for the years ended December 31, 2004, 2003 and 2002 follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$72,262	$63,132	$55,100	$2,720	$3,962
Service cost	5,295	4,658	3,865	5	—
Interest cost	4,566	4,160	3,977	145	233
Amendments	(738)	921	—	(380)	55
Actuarial loss	4,779	3,184	5,356	206	—
Benefits paid	(4,116)	(3,929)	(5,124)	(881)	(1,530)
Administrative expenses paid	—	—	(42)	—	—
Adjustment to projected benefit obligation	—	136	—	—	—

Projected benefit obligation at end of year	$82,048	$72,262	$63,132	$1,815	$2,720

Change in plan assets:
Fair value of plan assets at beginning of year	$57,058	$42,177	$42,651	$—	$—
Actual return on assets	5,188	6,563	(2,453)	—	—
Employer contributions	10,709	12,247	7,145	881	1,530
Benefits paid	(4,116)	(3,929)	(5,124)	(881)	(1,530)
Administrative expenses paid	—	—	(42)	—	—

Fair value of plan assets at end of year	$68,839	$57,058	$42,177	$—	$—

Funded status:
Projected benefit obligation	($82,048)	($72,262)	($63,132)	($1,815)	($2,720)
Fair value of plan assets	68,839	57,058	42,177	—	—
Unrecognized transition amount	184	202	220	—	—
Unrecognized prior service cost	2,740	3,727	3,120	1,997	3,170
Unrecognized actuarial loss	18,475	15,309	16,216	261	55

Net amount recognized	$8,190	$4,034	($1,399)	$443	$505

     Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003
	(In thousands)
Prepaid benefit cost	$15,012	$9,001	$2,076	$443	$505
Accrued benefit liability	(10,328)	(7,016)	(3,475)	—	—
Intangible asset	1,234	1,557	—	—	—
Accumulated other comprehensive income adjustment	2,272	492	—	—	—

Net amount recognized	$8,190	$4,034	($1,399)	$443	$505

     The components of net periodic benefit cost at December 31, 2004 and 2003 are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003
	(In thousands)
Components of net periodic benefit cost:
Service cost	$5,295	$4,658	$3,865	$5	$—
Interest cost	4,566	4,160	3,977	145	233
Expected return on assets	(4,761)	(3,372)	(3,882)	—	—
Amortization of unrecognized transition amount	18	18	17	—	—
Recognized prior service cost	249	314	199	792	792
Recognized net (gain) loss	1,135	900	100	—	—

Net periodic benefit cost	$6,502	$6,678	$4,276	$942	$1,025

     The weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.50%	4.00%	N/A	N/A

     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003
Discount rate	6.25%	6.75%	7.25%	6.25%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A
Expected rate of return on plan assets	8.00%	8.00%	9.00%	N/A	N/A

     The following table presents information related to the Company’s Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003:

	2004	2003
	(In thousands)
Projected benefit obligation	$12,742	$9,290
Accumulated benefit obligation	10,329	6,880
Fair value of assets	—	—

     The following table presents information related to the Company’s defined benefit pension plans:

	2004	2003
	(In thousands)
Accumulated benefit obligation	$67,735	$58,836
Minimum liability included in other comprehensive income	2,272	492

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

     Accounting for postretirement health care plans uses a health care cost trend rate to recognize the effect of expected changes in future health care costs due to medical inflation, utilization changes, technological changes, regulatory requirements and governmental cost shifting. For measurement purposes, an 8.00% health care cost pre-Medicare trend rate was assumed for 2005. This rate was assumed to decrease gradually to 5.00% through 2011 and remain at that level thereafter. Additionally, a 9.00% healthcare cost post-Medicare trend rate was assumed for 2005. This rate was assumed to decrease gradually to 5.50% through 2009 and remain at that level thereafter. Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$2	($2)
Effect on postretirement benefit obligation	26	(26)

     The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan assets at December 31		Target for
Asset category:	2004	2003	2005
Equity securities	60.98%	50.11%	40-60%
Debt securities	36.66%	40.36%	40-60%
Other	2.36%	9.53%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan include shares of the Company’s common stock with a fair value of $2.0 million (2.9% of total plan assets) and $2.0 million (3.4% of total plan assets) at December 31, 2004 and 2003, respectively. The Company expects to contribute approximately $8.6 million to the Basic Plan in 2005.

     The Company has a deferred compensation plan (commonly referred to as a “401(k) Plan”), whereby employees may contribute a portion of their compensation, as defined in the 401(k) Plan, subject to the limitations as established by the Internal Revenue Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. The 401(k) Plan permits employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Plan expense for the years ended December 31, 2004, 2003 and 2002 was $5,962,000, $5,019,000 and $4,733,000, respectively.

     The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

	Pension	Other
	Benefits	Benefits
	(In thousands)
Expected future benefit payments:
2005	$4,906	$810
2006	5,879	617
2007	5,101	363
2008	8,162	—
2009	6,418	—
2010-2014	35,845	—

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

Deposit Liabilities

     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2004 and 2003. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.

Debt

     The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term FHLB advances securities is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities. The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.

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

     The following table presents carrying and fair value information at December 31, 2004 and 2003:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$315,849	$315,849	$369,699	$369,699
Interest bearing deposits with other banks	6,687	6,687	9,327	9,327
Held-to-maturity securities	1,274,920	1,277,189	1,091,991	1,125,395
Available-for-sale and trading securities	1,713,487	1,713,487	1,989,690	1,989,690
Federal funds sold and securities purchased under agreement to resell	27,414	27,414	67,293	67,293
Loans, net of unearned discount	6,836,698	6,795,837	6,233,067	6,358,759
Loans held for sale	85,225	85,303	74,669	74,878

Liabilities:
Noninterest bearing deposits	1,442,067	1,442,067	1,286,607	1,286,607
Savings and interest bearing deposits	3,517,524	3,517,524	3,303,457	3,303,457
Other time deposits	4,099,500	4,129,595	4,009,064	4,078,188
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	468,408	468,427	437,014	437,014
Long-term debt and other borrowings	280,474	300,534	269,199	287,802

Derivative instruments:
Forward commitments	(50)	(50)	(100)	(100)
Commitments to fund	50	50	(100)	(100)

(15) STOCK INCENTIVE AND STOCK OPTION PLANS

     In 1998, the Company issued 70,000 shares of common stock to a key employee and, in 2002, an additional 56,000 shares were issued. At December 31, 2004, 28,000 shares remained unvested. These remaining unvested shares will vest over a 2-year period subject to the Company meeting certain performance goals. The compensation expense associated with this award was $190,400 for 2004 and 2003 and $305,800 for 2002.

     In 2000, the Company issued 100,000 shares of common stock to a key employee with vesting to occur over a five-year period subject to the Company meeting certain performance goals. The shares were fully vested at December 31, 2004. The compensation expense associated with this award was $292,500 for each of the years in the three-year period ended December 31, 2004.

     In 2002, the Company issued 28,000 shares of common stock to key employees with vesting to occur over a three-year period subject to meeting certain performance goals. The shares were fully vested at December 31, 2004. The compensation expense associated with this award was $172,700 for each of the years in the three-year period ended December 31, 2004.

     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1990, 1994 and 1995 stock incentive plans. The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 2004, the Company had outstanding 113,872 SARs exercisable in conjunction with certain of the options outstanding. The Company recorded compensation expense of $18,000, $835,000 and $1,329,000 in 2004, 2003 and 2002, respectively, related to the SARs because of changes in the market value of the Company’s common stock.

     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of common stock.

     A summary of the status of the Company’s stock options outstanding as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,649,634	$17.60	2,663,437	$15.88	2,758,534	$14.51
Granted	830,346	15.10	444,000	23.20	534,221	16.85
Exercised	(241,524)	12.96	(431,135)	12.73	(567,900)	10.06
Expired or cancelled	(43,737)	19.85	(26,668)	17.38	(61,418)	16.67

Outstanding at end of year	3,194,719	$17.27	2,649,634	$17.60	2,663,437	$15.88

Exercisable at end of year	2,481,107		1,825,517		1,905,713

     For options granted in 2004, 2003 and 2002, the weighted-average fair values as of the grant date were $3.64, $4.03 and $4.40, respectively. Pursuant to the two mergers previously disclosed and completed on December 31, 2004, the Company’s stock options were exchanged for options held by employees and directors of the acquired bank holding companies (see Note 2, Business Combinations). The weighted-average fair values of options exchanged as of the merger date were $16.14.

     The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
	(In years)
$4.59 to $10.51	417,619	4.40	$5.38	417,619	$5.38
$11.06 to $14.98	508,675	4.10	13.03	508,675	13.03
$15.06 to $18.00	612,587	5.60	16.36	612,587	16.36
$19.18 to $24.03	1,655,838	7.60	21.91	942,226	21.30

$4.59 to $24.03	3,194,719	6.20	$17.27	2,481,107	$15.70

(16) EARNINGS PER SHARE AND DIVIDEND DATA

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004, 2003 and 2002:

	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$110,620	76,958	$1.44	$131,134	77,696	$1.69	$112,018	79,926	$1.40

Effect of dilutive stock options	—	420		—	468		—	555

Diluted EPS:
Income available to common shareholders plus assumed exercise	$110,620	77,378	$1.43	$131,134	78,164	$1.68	$112,018	80,481	$1.39

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2004, the Bank could have paid dividends to the Company of $355 million under current regulatory guidelines.

(17) OTHER COMPREHENSIVE INCOME

     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2004, 2003 and 2002:

	2004			2003			2002
	Before	Tax	Net	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available- for-sale securities:
Unrealized gains (losses) arising during holding period	($23,312)	$8,836	($14,476)	($24,110)	$9,297	($14,813)	$27,184	($10,409)	$16,775
Reclassification adjustment for net losses (gains) realized in net income	770	(295)	475	(13,489)	5,160	(8,329)	(5,304)	2,030	(3,274)
Minimum pension liability	(1,780)	681	(1,099)	(492)	188	(304)	—	—	—

Other comprehensive income (loss)	($24,322)	$9,222	($15,100)	($38,091)	$14,645	($23,446)	$21,880	($8,379)	$13,501

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

Amount (In thousands)
Loans outstanding at December 31, 2003	$34,554
New loans	22,726
Repayments	(25,808)
Other	(2)

Loans outstanding at December 31, 2004	$31,470

(19) CAPITALIZED MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights (“MSRs”) are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. MSRs are being amortized in proportion to, and over the period of, the estimated net servicing income. Capitalized mortgage servicing rights are evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. A quarterly impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include: note rate, note term and loan type based on (1) loan guarantee (i.e., conventional or government), and (2) interest characteristic (i.e., fixed-rate or adjustable-rate). In measuring impairment, the carrying amount is based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum.

     The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization, and a valuation allowance for impairment:

	2004	2003	2002
	(In thousands)
Balance at beginning of year	$49,675	$48,451	$44,320
Mortgage servicing rights capitalized	7,381	13,904	13,316
Mortgage servicing rights sold	(919)	(729)	(553)
Amortization expense	(10,208)	(11,951)	(8,632)

Balance at end of year	45,929	49,675	48,451
Valuation allowance	(11,457)	(17,209)	(23,197)

Fair value at end of year	$34,472	$32,466	$25,254

(20) REGULATORY MATTERS

     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve (“FRB”) to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2004 and 2003, respectively, as set forth in the following table:

	2004		2003
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I Capital (to Risk-Weighted Assets)	$914,871	12.41%	$890,851	13.24%
Total Capital (to Risk-Weighted Assets)	1,007,861	13.67	976,024	14.51
Tier I Leverage Capital (to Average Assets)	914,871	8.76	890,851	8.79

(21) SEGMENTS

     The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Bank’s principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. General corporate and other includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment brokerage, personal finance lending and other activities not allocated to community banking.

     Results of operations and selected financial information by operating segment for the three years ended December 31, 2004, 2003 and 2002 are presented below:

		General
	Community	Corporate
	Banking	and Other	Total
		(In thousands)
2004
Results of Operations
Net interest revenue	$303,843	$29,949	$333,792
Provision for credit losses	15,967	1,518	17,485

Net interest income after provision for credit losses	287,876	28,431	316,307
Noninterest revenue	94,011	89,508	183,519
Noninterest expense	219,300	123,645	342,945

Income before income taxes	162,587	(5,706)	156,881
Income taxes	47,944	(1,683)	46,261

Net income	$114,643	$(4,023)	$110,620

Selected Financial Information
Total assets	$9,152,155	$1,696,038	$10,848,193
Depreciation & amortization	22,288	15,856	38,144

2003
Results of Operations
Net interest revenue	$311,872	$39,234	$351,106
Provision for credit losses	22,468	2,662	25,130

Net interest income after provision for credit losses	289,404	36,572	325,976
Noninterest revenue	108,192	81,894	190,086
Noninterest expense	213,536	109,058	322,594

Income before income taxes	184,060	9,408	193,468
Income taxes	59,303	3,031	62,334

Net income	$124,757	$6,377	$131,134

Selected Financial Information
Total assets	$8,704,462	$1,600,573	$10,305,035
Depreciation & amortization	24,294	16,409	40,703

2002
Results of Operations
Net interest revenue	$313,543	$57,983	$371,526
Provision for credit losses	25,500	3,911	29,411

Net interest income after provision for credit losses	288,043	54,072	342,115
Noninterest revenue	80,398	44,428	124,826
Noninterest expense	246,334	58,651	304,985

Income before income taxes	122,107	39,849	161,956
Income taxes	37,651	12,287	49,938

Net income	$84,456	$27,562	$112,018

Selected Financial Information
Total assets	$9,277,374	$911,873	$10,189,247
Depreciation & amortization	25,528	11,399	36,927

(22) COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     Rent expense was approximately $5.3 million for 2004, $4.7 million for 2003 and $4.6 million for 2002. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004:

(In thousands)	Amount
2005	$4,892
2006	4,082
2007	3,414
2008	2,786
2009	1,628
Thereafter	28,478

Total future minimum lease payments	$45,280

Mortgage Loans Serviced for Others

     The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $2.8 billion of loans serviced for investors at December 31, 2004 is approximately $1.2 million of primary recourse servicing whereby the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Forward Contracts

     Forward contracts are agreements to purchase or sell securities at a specified future date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2004 and 2003, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2004 the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $38.9 million with a carrying value and fair value reflecting a loss of $50 thousand. At December 31, 2003 the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $41.5 million with a carrying value and fair value reflecting a loss of $100 thousand. At December 31, 2004, the notional amount of commitments to fund individual fixed-rate mortgage loans was $34.1 million with a carrying value and fair value reflecting a gain of $50 thousand. At December 31, 2003, the notional amount of commitments to fund individual fixed-rate mortgage loans was $28.5 million with a carrying value and fair value reflecting a loss of $100 thousand. The forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges.

Lending Commitments

     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2004, these included approximately $93 million for letters of credit and approximately $1.8 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the year ended December 31, 2004, 2003 and 2002.

Litigation

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

Income Taxes

     The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, the State Tax Commission assessed the Bank additional taxes of approximately $5.4 million along with interest and penalties totaling approximately $3.8 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The Company is in the midst of the administrative appeals process and a final decision has not been rendered by the State Tax Commission. There can be no assurance that the Company will be successful in having the assessment reduced on appeal. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the appeals process and legal costs associated with the appeal. Management does not believe that the outcome of this matter will have a material effect on the Company’s consolidated financial position, although any significant additional assessment could materially adversely affect earnings in the period in which it is recorded.

Restricted Cash Balance

     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $61,050,000 were maintained to satisfy Federal regulatory requirements at December 31, 2004.

(23) CONDENSED PARENT COMPANY INFORMATION

     The following condensed financial information reflects the accounts and transactions of BancorpSouth, Inc. (parent company only) for the dates indicated:

Condensed Balance Sheets	December 31
	2004	2003
	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$37,645	$49,715
Investment in subsidiaries	1,009,572	941,193
Other assets	25,303	24,403

Total assets	$1,072,520	$1,015,311

Liabilities and shareholders’ equity:
Total liabilities	$156,092	$146,405
Shareholders’ equity	916,428	868,906

Total liabilities and shareholders’ equity	$1,072,520	$1,015,311

	Year Ended December 31
Condensed Statements of Income	2004	2003	2002
	(In thousands)
Dividends from subsidiaries	$108,000	$102,315	$141,291
Other operating income	177	53	56

Total income	108,177	102,368	141,347

Operating expenses	14,360	14,375	13,937

Income before tax benefit and equity in undistributed earnings	93,817	87,993	127,410
Income tax benefit	5,423	5,473	7,007

Income before equity in undistributed earnings of subsidiaries	99,240	93,466	134,417
Equity in undistributed earnings of subsidiaries	11,380	37,668	(22,399)

Net income	$110,620	$131,134	$112,018

	Year Ended December 31
Condensed Statements of Cash Flows	2004	2003	2002
	(In thousands)
Operating activities:
Net income	$110,620	$131,134	$112,018
Adjustments to reconcile net income to net cash provided by operating activities	(12,215)	(40,949)	(98,786)

Net cash provided by operating activities	98,405	90,185	13,232
Investing activities:
Net cash paid for acquisitions	(23,298)	—	—

Net cash used in investing activities	(23,298)	—	—
Financing activities:
Issuance of junior subordinated debt	—	—	121,063
Cash dividends	(55,709)	(49,818)	(48,300)
Common stock transactions, net	(31,468)	(16,918)	(87,913)

Net cash used in financing activities	(87,177)	(66,736)	(15,150)

Increase (decrease) in cash and cash equivalents	(12,070)	23,449	(1,918)
Cash and cash equivalents at beginning of year	49,715	26,266	28,184

Cash and cash equivalents at end of year	$37,645	$49,715	$26,266

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in the Company’s independent accountants and auditors for the two most recent fiscal years.

ITEM 9A. – CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.

     Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included with our 2004 consolidated financial statements in Item 8. of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SCOPE OF MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     In performing the assessment of the Company’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of Premier Bancorp, Inc. and Business Holding Corporation, two corporations which were merged with and into the Company on December 31, 2004, as the late timing of these acquisitions made it impracticable to conduct a meaningful evaluation of the acquired businesses’ internal control over financial reporting before the end of the fiscal year. For more information regarding the mergers, see “Item 1. – Business – Recent Acquisitions.”

ITEM 9B. – OTHER INFORMATION.

None.

PART III

ITEM 10. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
        .

     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF REGISTRANT

     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Name	Offices Held	Age

Aubrey B. Patterson	Chairman of the Board of	62
	Directors and Chief
	Executive Officer
	of the Company and BancorpSouth
	Bank; Director of the Company

James V. Kelley	President and Chief Operating Officer	55
	of the Company and BancorpSouth
	Bank; Director of the Company

L. Nash Allen, Jr.	Treasurer and Chief	60
	Financial Officer of
	the Company; Executive
	Vice President, Chief Financial
	Officer and Cashier of BancorpSouth Bank

Larry Bateman	Executive Vice President of the Company	56
	and Vice Chairman of
	BancorpSouth Bank

Gary R. Harder	Executive Vice President of the Company	60
	and Executive Vice President, Audit and
	Loan Review of BancorpSouth Bank

W. James Threadgill, Jr.	Executive Vice President of the	50
	Company and Vice Chairman of
	BancorpSouth Bank

Michael L. Sappington	Executive Vice President of the Company	55
	and Vice Chairman of
	BancorpSouth Bank

Gregg Cowsert	Executive Vice President of the	57
	Company and Vice Chairman and
	Chief Lending Officer of BancorpSouth
	Bank

Name	Offices Held	Age

Cathy M. Robertson	Executive Vice President of the	50
	Company and BancorpSouth Bank

Cathy S. Freeman	Senior Vice President and	39
	Corporate Secretary of the Company
	and BancorpSouth Bank

     None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2005 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.

     Mr. Patterson has served as Chairman of the Board and Chief Executive Officer of the Bank and the Company for at least the past five years.

     Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company since the August 31, 2000 merger of First United Bancshares, Inc. with the Company. Prior to the merger, he served as Chairman of the Board, President and Chief Executive Officer of First United Bancshares, Inc. for at least one year. First United Bancshares, Inc. was a $2.7 billion bank holding company headquartered in El Dorado, Arkansas at the time of its merger with the Company.

     Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.

     Mr. Bateman has served as Executive Vice President of the Company since October 2000. He served as Tennessee Region President of BancorpSouth Bank for at least one year prior to October 2000. He was also named Vice Chairman of the Bank in November 2003.

     Mr. Harder has served as Executive Vice President, Audit and Loan Review of the Bank for at least the past five years. He has also served as Executive Vice President of the Company during this same period.

     Mr. Threadgill had served as Southern Mississippi Region President of BancorpSouth Bank for at least two years prior to April 2002 when he was named Vice Chairman of BancorpSouth Bank and Executive Vice President of the Company.

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

     Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank for at least four years prior to November 2003 when she was named Senior Vice President and Corporate Secretary of the Company and the Bank.

AUDIT COMMITTEE FINANCIAL EXPERT

     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Audit Committee Financial Expert” in the Company’s definitive

Proxy Statement for its 2005 annual meeting of shareholders to be held during 2005, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

     Information regarding the Audit Committee and the identification of its members appears under the caption “Meetings of the Board of Directors and Committees” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders to be held during 2005, and is incorporated herein by reference.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2004 annual meeting of shareholders to be held during 2005, and is incorporated herein by reference.

CERTAIN CORPORATE GOVERNANCE DOCUMENTS

     The Company has adopted a code of business conduct and ethics that applies to its directors, chief executive officer, chief financial officer, other officers, other financial reporting persons and employees. The Company has also adopted Corporate Governance Guidelines for its Board of Directors. These documents, as well as the charters of the Audit Committee, Executive Compensation and Stock Incentive Committee and Nominating Committee of the Board of Directors, are available on the Company’s website at www.bancorpsouth.com, or shareholders may request a free copy of these documents from:

                                        BancorpSouth, Inc.
                                        Corporate Secretary
                                        One Mississippi Plaza
                                        201 South Spring Street
                                        Tupelo, Mississippi 38804
                                        (662) 680-2000

ITEM 11. – EXECUTIVE COMPENSATION.

     Information regarding the remuneration of executive officers of the Company appears under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption “Compensation of Directors” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference.

     Information regarding the Company’s equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information regarding accountant fees and services appears under the caption “Proposal 3: Selection of Auditors” in the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

1.	Consolidated Financial Statements: See “Item 8. – Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:

(3)	(a)	Articles of Incorporation, as amended and restated. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

(4)	(a)	Specimen Common Stock Certificate. (4)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(h)	Junior Subordinated Debt Security Specimen. (8)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	1998 Director Stock Plan. (2)(26)

	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(24)

	(c)	1990 Stock Incentive Plan. (10)(26)

(d)	1994 Stock Incentive Plan. (11)(26)

(e)	Amended and Restated 1998 Stock Option Plan. (12)(26)

(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(26)

(g)	BancorpSouth, Inc. Restoration Plan. (19)(26)

(h)	BancorpSouth, Inc. Deferred Compensation Plan. (19)(26)

(i)	Home Office Incentive Plan. (19)(26)

(j)	Dividend Reinvestment Plan. (13)

(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(26)

(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(26)

(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(26)

(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(26)

(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(26)

(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(26)

(q)	Form of BancorpSouth, Inc. Change in Control Agreement. (24)(26)

(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(26)

(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(26)

(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(26)

(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(26)

(v)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (22)(26)

(w)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (22)(26)

(x)	BancorpSouth, Inc. Executive Performance Incentive Plan. (23)(26)

(y)	Premier Bancorp, Inc. 1998 Stock Option Plan. (25)(26)

(z)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (25)(26)

(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (25)(26)

(bb)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (25)(26)

(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Independent Accountants.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on Marcfh 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 and incorporated by reference thereto.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (file number 333-28081) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 20, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(26)	Compensatory plans or arrangements.

* Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: March 14, 2005	By:	/s/ Aubrey B. Patterson

Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board, Chief
Executive Officer (Principal
/s/ Aubrey B. Patterson	Executive Officer) and Director	March 14, 2005
Aubrey B. Patterson

Treasurer and Chief Financial
Officer (Principal Financial and
/s/ L. Nash Allen, Jr.	Accounting Officer)	March 14, 2005

L. Nash Allen, Jr.

/s/ Hassell H. Franklin	Director	March 14, 2005

Hassell H. Franklin

/s/ W. G. Holliman, Jr.	Director	March 14, 2005

W. G. Holliman, Jr.

/s/ James V. Kelley	President, Chief Operating	March 14, 2005

James V. Kelley	Officer and Director

/s/ Larry G. Kirk	Director	March 14, 2005

Larry G. Kirk

/s/ Turner O. Lashlee	Director	March 14, 2005

Turner O. Lashlee

/s/ Guy W. Mitchell, III	Director	March 14, 2005

Guy W. Mitchell, III

/s/ R. Madison Murphy	Director	March 14, 2005

R. Madison Murphy

/s/ Robert C. Nolan	Director	March 14, 2005

Robert C. Nolan

/s/W. Cal Partee, Jr.	Director	March 14, 2005

W. Cal Partee, Jr.

/s/Alan W. Perry	Director	March 14, 2005

Alan W. Perry

/s/ Travis E. Staub	Director	March 14, 2005

Travis E. Staub

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b) (c)	Bylaws, as amended and restated. (2) Amendment No. 1 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c) (d)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6) Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(h)	Junior Subordinated Debt Security Specimen. (8)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	1998 Director Stock Plan. (2)(26)
	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(26)
(c) (d) (e) (f) (g) (h) (i) (j)	1990 Stock Incentive Plan. (10)(26)
1994 Stock Incentive Plan. (11)(26)
Amended and Restated 1998 Stock Option Plan. (12)(26)
1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(26)
BancorpSouth, Inc. Restoration Plan. (19)(26)
BancorpSouth, Inc. Deferred Compensation Plan. (19)(26)
Home Office Incentive Plan. (19)(26)
Dividend Reinvestment Plan. (13)
	(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998 and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(26)
	(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(26)
	(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(26)
	(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000 and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(26)
	(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(26)
	(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(26)
	(q)	Form of BancorpSouth, Inc. Change in Control Agreement.(24)(26)
	(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(26)
	(s) (t)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(26) BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(26)
	(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(26)

Exhibit No.		Description
	(v)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (22)(26)
	(w)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (22)(26)
	(x) (y) (z)	BancorpSouth, Inc. Executive Performance Incentive Plan. (23)(26) Premier Bancorp, Inc. 1998 Stock Option Plan. (25)(26) Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (25)(26)
	(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (25)(26)
	(bb)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (25)(26)
(11) (21) (23)		Statement re computation of per share earnings.* Subsidiaries of the Registrant.* Consent of Independent Accountants.*
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 and incorporated by reference thereto.

2

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (file number 333-28081) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(26)	Compensatory plans or arrangements.

* Filed herewith.

3