Form 10-Q
period 2005-03-31
BANCORPSOUTH INC
filed 2005-05-06
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of May 4, 2005, the Registrant had outstanding 78,279,756 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s financial products and services, liquidity and liquidity strategies, asset quality, cost controls, noninterest revenue, noninterest expense, net interest margin, net interest revenue, mortgage servicing rights, life insurance premium revenue, mortgage loans, consumer loans, provision for credit losses, allowance for credit losses, deposits, indirect automobile sales financing, the lack of significant loan growth, future acquisitions, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, the impact of certain tax assessments and administrative appeals, additional share repurchases under BancorpSouth’s stock repurchase program, interest rate sensitivity, prepayment of BancorpSouth’s junior subordinated debt securities, off-balance sheet commitments and other arrangements to extend credit and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability to maintain asset and credit quality, prevailing interest rates and government fiscal and monetary policies, effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth’s borrowers to repay loans, changes in laws and regulations affecting financial institutions, the ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of assets, availability of, costs associated with and timing for obtaining adequate sources of liquidity, competition from other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, the ability of BancorpSouth to compete aggressively within its markets, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$340,930	$315,849
Interest bearing deposits with other banks	18,329	6,687
Held-to-maturity securities, at amortized cost	1,203,910	1,274,920
Available-for-sale securities, at fair value	1,622,194	1,681,729
Trading securities, at fair value	167	31,758
Federal funds sold and securities purchased under agreement to resell	85,075	27,414
Loans and leases	6,936,119	6,865,044
Less: Unearned interest	28,732	28,346
Allowance for credit losses	92,706	91,673

Net loans	6,814,681	6,745,025
Loans held for sale	44,047	85,225
Premises and equipment, net	235,736	228,524
Accrued interest receivable	67,366	66,471
Goodwill	104,871	109,719
Other assets	291,798	274,872

TOTAL ASSETS	$10,829,104	$10,848,193

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,503,523	$1,442,067
Interest bearing	2,843,824	2,754,535
Savings	767,778	762,989
Other time	3,964,282	4,099,500

Total deposits	9,079,407	9,059,091
Federal funds purchased and securities sold under agreement to repurchase	431,339	455,908
Other short-term borrowings	2,000	12,500
Accrued interest payable	19,674	17,939
Junior subordinated debt securities	138,145	138,145
Long-term debt	138,308	141,094
Other liabilities	98,715	107,088

TOTAL LIABILITIES	9,907,588	9,931,765

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value
Authorized - 500,000,000 shares, Issued - 78,256,181 and 78,037,878 shares, respectively	195,640	195,095
Capital surplus	82,750	81,122
Accumulated other comprehensive loss	(11,102)	(802)
Retained earnings	654,228	641,013

TOTAL SHAREHOLDERS’ EQUITY	921,516	916,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,829,104	$10,848,193

(1)	Derived from audited financial statements.

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.

Consolidated Condensed Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$103,805	$92,250
Deposits with other banks	111	128
Federal funds sold and securities purchased under agreement to resell	391	697
Held-to-maturity securities:
Taxable	9,766	10,112
Tax-exempt	1,598	1,796
Available-for-sale securities:
Taxable	13,745	15,688
Tax-exempt	1,677	1,759
Loans held for sale	1,018	756

Total interest revenue	132,111	123,186

INTEREST EXPENSE:
Deposits	37,905	33,918
Federal funds purchased and securities sold under agreement to repurchase	2,161	1,063
Other	4,916	4,723

Total interest expense	44,982	39,704

Net interest revenue	87,129	83,482
Provision for credit losses	4,787	4,015

Net interest revenue, after provision for credit losses	82,342	79,467

NONINTEREST REVENUE:
Mortgage lending	5,628	(1,141)
Service charges	14,726	14,318
Trust income	1,889	1,686
Security gains, net	70	618
Insurance commissions	15,932	14,458
Other	15,674	16,101

Total noninterest revenue	53,919	46,040

NONINTEREST EXPENSE:
Salaries and employee benefits	53,240	50,036
Occupancy, net of rental income	6,412	5,956
Equipment	5,449	5,460
Other	24,587	24,554

Total noninterest expense	89,688	86,006

Income before income taxes	46,573	39,501
Income tax expense	14,829	12,336

Net income	$31,744	$27,165

Earnings per share: Basic	$0.41	$0.35

Diluted	$0.40	$0.35

Dividends declared per common share	$0.19	$0.18

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$76,877	$81,877

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	118,880	94,583
Proceeds from calls and maturities of available-for-sale securities	67,816	82,729
Proceeds from sales of held-to-maturity securities	—	1,851
Proceeds from sales of available-for-sale and trading securities	33,295	489,953
Purchases of held-to-maturity securities	(48,440)	(325,536)
Purchases of available-for-sale securities	(28,112)	(471,326)
Net increase in short-term investments	(57,661)	(5,218)
Net increase in loans and leases	(72,686)	(22,832)
Purchases of premises and equipment	(13,400)	(6,834)
Proceeds from sale of premises and equipment	149	448
Net cash paid for acquisitions	(248)	—
Other, net	(1,269)	(3,233)

Net cash used in investing activities	(1,676)	(165,415)

Financing activities:
Net increase in deposits	20,316	281,987
Net increase in short-term debt and other liabilities	(35,736)	(20,995)
Repayment of long-term debt	(2,786)	(328)
Issuance of common stock	2,656	605
Purchase of common stock	(4,126)	(13,033)
Payment of cash dividends	(18,802)	(14,028)

Net cash (used in) provided by financing activities	(38,478)	234,208

Increase in cash and cash equivalents	36,723	150,670
Cash and cash equivalents at beginning of period	322,536	379,026

Cash and cash equivalents at end of period	$359,259	$529,696

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.

Notes to Consolidated Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited interim consolidated condensed financial statements of BancorpSouth, Inc. (the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

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

Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2005 and 2004:

		Three months ended
		March 31,
		2005	2004
		(In thousands, except per share amounts)
Net income, as reported		$31,744	$27,165
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(174)	(189)

Pro forma net income		$31,570	$26,976

Basic earnings per share:	As reported	$0.41	$0.35
	Pro forma	0.40	0.35

Diluted earnings per share:	As reported	$0.40	$0.35
	Pro forma	0.40	0.35

NOTE 2 – LOANS AND LEASES

The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2005	2004	2004
	(In thousands)
Commercial and agricultural	$833,095	$728,320	$765,096
Consumer and installment	391,331	495,301	415,615
Real estate mortgage:
1-4 Family	2,338,940	2,066,452	2,379,717
Other	3,072,031	2,741,956	3,013,514
Lease financing	264,339	229,778	262,035
Other	36,383	22,998	29,067

Total	$6,936,119	$6,284,805	$6,865,044

The following table presents information concerning non-performing loans as of the dates indicated:

	March 31,		December 31,
	2005	2004	2004
	(In thousands)
Non-accrual loans	$13,184	$16,410	$12,335
Loans 90 days or more past due	16,622	19,392	19,554
Restructured loans	2,182	3,954	2,107

Total non-performing loans	$31,988	$39,756	$33,996

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2005	2004	2004
	(In thousands)
Balance at beginning of period	$91,673	$92,112	$92,112
Provision charged to expense	4,787	4,015	17,485
Recoveries	1,531	1,356	4,577
Loans and leases charged off	(5,285)	(6,156)	(24,130)
Other, net	—	—	1,629

Balance at end of period	$92,706	$91,327	$91,673

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$31,744	78,204	$0.41	$27,165	77,667	$0.35

Effect of dilutive stock options	—	314		—	456

Diluted EPS
Income available to common shareholders plus assumed exercise	$31,744	78,518	$0.40	$27,165	78,123	$0.35

NOTE 5 – COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2005			2004
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	$(16,674)	$6,383	$(10,291)	$21,945	$(8,394)	$13,551
Less: Reclassification adjustment for net (gains) losses realized in net income	(15)	6	(9)	(406)	155	(251)

Other comprehensive (loss) income	$(16,689)	$6,389	$(10,300)	$21,539	$(8,239)	$13,300

Net income			31,744			27,165

Comprehensive income			$21,444			$40,465

NOTE 6 – JUNIOR SUBORDINATED DEBT SECURITIES

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

Pursuant to the merger with Business Holding Corporation on December 31, 2004, the Company assumed the liability for $6,186,000 in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust. Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7, or October 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.80% from January 30, 2004 to April 7, 2009 and thereafter at LIBOR plus 2.85%.

Pursuant to the merger with Premier Bancorp, Inc. on December 31, 2004, the Company assumed the liability for $3,093,000 in Junior Subordinated Debt Securities issued to Premier Bancorp Capital Trust I, a statutory trust. Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on November 7, 2032, and are callable at the option of the Company, in whole or in part, on any February 7, May 7, August 7 or November 7 on or after November 7, 2007. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 3.45%.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2004	$78,831	$30,888	$109,719
Goodwill reclassified as other identifiable intangible assets	(4,848)	—	(4,848)

Balance as of March 31, 2005	$73,983	$30,888	$104,871

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of			As of
	March 31, 2005			December 31, 2004
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization		Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$16,935		$7,649	$11,549	$7,034
Customer relationship intangibles	22,257		6,090	22,257	5,393
Mortgage servicing rights	96,288		53,495	97,252	51,323
Non-solicitation intangibles	50		16	50	10

Total	$135,530		$67,250	$131,108	$63,760

Unamortized intangible assets:
		$
Trade names	$688		—	$688	$—
Pension plan intangibles	1,234		—	1,234	—

		$
Total	$1,922		—	$1,922	$—

	Three months ended
	March 31,
	2005	2004
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$615	$357
Customer relationship intangibles	697	789
Mortgage servicing rights	2,172	3,014
Non-solicitation intangibles	6	—

Total	$3,490	$4,160

At March 31, 2005 and December 31, 2004, aggregate impairment for mortgage servicing rights was approximately $4,939,000 and approximately $11,457,000, respectively.

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2005, and the succeeding four years:

		Customer		Non-
	Core Deposit	Relationship	Mortgage	Solicitation
	Intangibles	Intangibles	Servicing Rights	Intangibles	Total
			(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2005	$2,421	$2,585	$9,100	$25	$14,131
For year ended December 31, 2006	2,088	2,227	7,300	15	11,630
For year ended December 31, 2007	1,882	1,926	5,800	—	9,608
For year ended December 31, 2008	1,611	1,701	4,700	—	8,012
For year ended December 31, 2009	1,429	1,456	3,700	—	6,585

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic benefit cost for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2005	2004	2005	2004
		(In thousands)
Service cost	$1,394	$1,298	$1	$—
Interest cost	1,160	1,074	37	41
Expected return on assets	(1,413)	(1,124)	—	—
Amortization of unrecognized transition amount	5	5	—	—
Recognized prior service cost	62	79	198	198
Recognized net loss	215	231	—	—

Net periodic benefit cost	$1,423	$1,563	$236	$239

NOTE 9 – RECENT PRONOUNCEMENTS

No recently issued accounting pronouncements were adopted by the Company during the first quarter of 2005.

NOTE 10 – BUSINESS COMBINATIONS

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

The impact on the results of operations from these acquisitions were not material to the results of operations of the Company for the period ended March 31, 2005 and therefore no pro forma presentation for the 2004 periods presented herein have been made.

NOTE 11 — SEGMENT REPORTING

The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month period ended March 31, 2005 and 2004 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended March 31, 2005:
Results of Operations
Net interest revenue	$79,577	$7,552	$87,129
Provision for credit losses	4,805	(18)	4,787

Net interest revenue after provision for credit losses	74,772	7,570	82,342
Noninterest revenue	24,864	29,055	53,919
Noninterest expense	57,205	32,483	89,688

Income before income taxes	42,431	4,142	46,573
Income taxes	13,510	1,319	14,829

Net income	$28,921	$2,823	$31,744
Selected Financial Information
Total assets (at end of period)	$9,063,991	$1,765,113	$10,829,104
Depreciation and amortization	6,028	3,545	9,573

Three months ended March 31, 2004:
Results of Operations
Net interest revenue	$75,308	$8,174	$83,482
Provision for credit losses	3,621	394	4,015

Net interest revenue after provision for credit losses	71,687	7,780	79,467
Noninterest revenue	25,254	20,786	46,040
Noninterest expense	52,003	34,003	86,006

Income before income taxes	44,938	(5,437)	39,501
Income taxes	14,034	(1,698)	12,336

Net income	$30,904	$(3,739)	$27,165
Selected Financial Information
Total assets (at end of period)	$8,928,172	$1,654,257	$10,582,429
Depreciation and amortization	5,537	4,464	10,001

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $10.8 billion in assets and is headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the three-month periods ended March 31, 2005 and 2004 found in “Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information, and certain amounts for prior periods have been reclassified to conform with the current financial statement presentation. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

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

The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months ended March 31, 2005 and 2004. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004	% Change
Net income	$31,744	$27,165	16.86%
Net income per share: Basic	$0.41	$0.35	17.14
Diluted	$0.40	$0.35	14.29
Return on average assets (annualized)	1.18%	1.05%	12.38
Return on average shareholders’ equity (annualized)	14.02%	12.59%	11.36

The increase in net income for the first quarter of 2005 when compared to the first quarter of 2004 is attributable to several factors. The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by the improvement in the interest rate environment as well as the increased loan demand resulting from a stronger economic environment. These factors combined to increase the Company’s net interest revenue to $87.13 million for the first quarter of 2005, a $3.65 million, or 4.37%, increase from $83.48 million for the first quarter of 2004. In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage and securities activities, and other bank related fees. These diversification efforts allowed the Company to realize a 17.11% increase in noninterest revenue for the first quarter of 2005 compared to the first quarter of 2004. While significant growth in loans resulted in an increase in the provision for credit losses of 19.23% to $4.79 million for the first quarter of 2005 from $4.02 million for the first quarter of 2004, improved asset quality allowed annualized net charge-offs to fall to 0.22% of average loans for the first quarter of 2005 from 0.31% for the first quarter of 2004. Noninterest expense totaled $89.69 million for the first quarter of 2005 compared to $86.01 million for the first quarter of 2004, an increase of $3.68 million, or 4.28%. The increase in noninterest expense for the first quarter of 2005 resulted primarily from the impact of costs related to the integration and operation of Premier Bancorp, Inc. and Business Holding Corporation that were acquired on December 31, 2004 as well as increased costs related to additional locations and facilities added since the first quarter of 2004. The major components of net income are discussed in more detail in the various sections that follow.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2005, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Net interest revenue was $89.44 million for the three months ended March 31, 2005, compared to $85.91 million for the same period in 2004, representing an increase of $3.53 million, or 4.11%. The increase in net interest revenue for the first quarter of 2005 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.

Interest revenue increased $8.81 million, or 7.01%, to $134.42 million for the three months ended March 31, 2005 from $125.61 million for the three months ended March 31, 2004. The increase in interest revenue is attributable to a $279.91 million, or 2.89%, increase in average interest earning assets to $9.95 billion for the first quarter of 2005 from $9.67 billion for the first quarter of 2004 and an increase in the yield of those assets of 26 basis points to 5.48% for the first quarter of 2005 from 5.22% for the first quarter of 2004.

Interest expense increased $5.28 million, or 13.30%, to $44.98 million for the three months ended March 31, 2005 from $39.70 million for the three months ended March 31, 2004. The increase in interest expense is attributable to a $180.87 million, or 2.20%, increase in average interest bearing liabilities to $8.41 billion for the first quarter of 2005 from $8.23 billion for the first quarter of 2004 and an increase in the average rate paid on those liabilities of 23 basis points to 2.17% for the first quarter of 2005 from 1.94% for the first quarter of 2004.

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

Net interest margin for the first quarter of 2005 and 2004 was 3.64% and 3.57%, respectively, representing a increase of 7 basis points. Net interest margin increased from the comparable prior-year quarter for the first time since the third quarter of 2002. Net interest rate spread for the first quarter of 2005 was 3.31%, an increase of 3 basis points from 3.28% for the same period of 2004. The increase in net interest margin and net interest rate spread was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.22% for the first quarter of 2004 to 5.48% for the first quarter of 2005, than the increase in the average rate paid on interest bearing liabilities from 1.94% for the first quarter of 2004 to 2.17% for the first quarter of 2005. The earning asset yield increase for the first quarter of 2005 was a result of the stronger economic environment driving increased interest rates as well as stronger loan demand. The Company has also maintained a conservative stance in the average maturity of its investment assets mitigating the Company’s liability-sensitivity as interest rates have increased.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at March 31, 2005:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$18,329	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	85,075	—	—	—
Held-to-maturity securities	16,091	168,573	745,688	273,558
Available-for-sale and trading securities	76,898	193,177	916,055	436,231
Loans and leases, net of unearned interest	3,876,935	1,143,968	1,815,907	70,577
Loans held for sale	44,047	—	—	—

Total interest earning assets	4,117,375	1,505,718	3,477,650	780,366

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,199,382	412,220	—	—
Other time deposits	920,720	1,298,528	1,742,762	2,272
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	431,339	2,000	—	—
Long-term debt and junior subordinated debt securities	423	1,309	58,820	215,901
Other	55	170	229	88

Total interest bearing liabilities	4,551,919	1,714,227	1,801,811	218,261

Interest rate sensitivity gap	$(434,544)	$(208,509)	$1,675,839	$562,105

Cumulative interest sensitivity gap	$(434,544)	$(643,053)	$1,032,786	$1,594,891

Provision for Credit Losses and Allowance for Credit Losses

The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Bank include loan and lease growth, changes in nonperforming and past due loans and leases, historical loan and lease loss experience, delinquencies, management’s assessment of loan and lease portfolio quality, the value of collateral and concentrations of loans and leases to specific borrowers or industries. Some of the qualitative factors that the Bank considers include existing general economic conditions and the inherent risks of individual loans and leases.

The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies during their periodic examinations of the Bank. This provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.

The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at March 31, 2005 and 2004, net charge-offs and net charge-offs as a percentage of average loans and leases for the three months ended March 31, 2005 and 2004 are shown in the following table:

	Three months ended
	March 31,
	2005	2004	% Change
	(Dollars in thousands)
Provision for credit losses	$4,787	$4,015	19.23%
Allowance for credit losses as a percentage of loans and leases outstanding at period-end	1.34%	1.46%	(8.22)%
Net charge-offs	$3,754	$4,800	(21.79)%
Net charge-offs as a percentage of average loans and leases (annualized)	0.22%	0.31%	(29.03)%

Net charge-offs decreased during the first quarter of 2005 when compared to the first quarter of 2004, reflecting the continued improvement in the credit quality of the Bank’s loans and leases at March 31, 2005. This improvement was further evidenced by the significant decrease in non-performing loans, down 19.54% when compared to non-performing loans at March 31, 2004. Also, improved credit quality was reflected by the Bank’s loan and lease classification system at March 31, 2005.

The allocation of the allowance by loan and lease category is based, in part, on evaluations of specific loans’ and leases’ past histories and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan and lease category and (b) the percentage of each category in the loan and lease portfolio to total loans and leases for the dates indicated:

	March 31,				December 31,
	2005		2004		2004
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and agricultural	$10,275	12.01%	$10,338	11.59%	$10,143	11.14%
Consumer and installment	7,427	5.65%	10,528	7.88%	7,659	6.05%
Real estate mortgage	70,805	78.01%	67,416	76.51%	69,572	78.56%
Lease financing	3,051	3.81%	2,952	3.66%	2,814	3.82%
Other	1,148	0.52%	93	0.36%	1,485	0.43%

Total	$92,706	100.00%	$91,327	100.00%	$91,673	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2005	2004	2004
	(Dollars in thousands)
Balance, beginning of period	$91,673	$92,112	$92,112

Loans and leases charged off:
Commercial and agricultural	(1,319)	(2,067)	(7,598)
Consumer and installment	(2,359)	(2,859)	(9,413)
Real estate mortgage	(1,352)	(1,230)	(7,119)
Lease financing	(255)	—	—

Total loans charged off	(5,285)	(6,156)	(24,130)

Recoveries:
Commercial and agricultural	557	567	1,230
Consumer and installment	568	559	2,528
Real estate mortgage	396	225	808
Lease financing	10	5	11

Total recoveries	1,531	1,356	4,577

Net charge-offs	(3,754)	(4,800)	(19,553)

Provision charged to operating expense	4,787	4,015	17,485
Other, net	—	—	1,629

Balance, end of period	$92,706	$91,327	$91,673

Average loans for period	$6,874,571	$6,227,264	$6,387,656

Ratios:
Net charge-offs to average loans-annualized	0.22%	0.31%	0.31%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2005 and 2004 and the percentage changes are shown in the following table:

	Three months ended
	March 31,
	2005	2004	% Change
	(Dollars in thousands)
Mortgage lending	$5,628	$(1,141)	593.25%
Service charges	14,726	14,318	2.85
Trust income	1,889	1,686	12.04
Securities gains, net	70	618	(88.67)
Insurance commissions	15,932	14,458	10.20
Other	15,674	16,101	(2.65)

Total noninterest revenue	$53,919	$46,040	17.11%

The Company’s revenue from mortgage lending increased 593.25% during the first quarter of 2005 when compared to the first quarter of 2004. The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the mortgage servicing rights (“MSRs”) to the loans sold.

The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $1.29 million and $1.71 million for the quarters ended March 31, 2005 and 2004, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in net losses of $427,000 and $258,000 for the first quarter of 2005 and 2004, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates generally have resulted in a decrease in the volume of originations, while falling mortgage interest rates generally have resulted in an increased volume of originations. The Company originated mortgage loans totaling $121.61 million during the first quarter of 2005, a decrease of 18.81% from $149.78 million for the first quarter of 2004. This decrease reflects lower levels of mortage loan refinance volume due to interest rate increases since March 31, 2004.

Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to servicing revenue. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue. If permanent impairment exists, an other-than-temporary charge to income would be made during the quarter in which it is identified. During the first quarter of 2005, an other-than-temporary impairment charge of $2.40 million was recorded which permanently reduced the carrying amount of the mortgage servicing rights.

The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically declines and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a gain of $4.33 million for the first quarter of 2005, while the servicing process generated a loss of $2.85 million for the first quarter of 2004. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized MSRs. Changing mortgage interest rates during the periods resulted in a recovery of previously recorded impairment expense of $4.12 million for the first quarter of 2005 and impairment expense of $2.31 million for the first quarter of 2004.

Service charges on deposit accounts remained relatively static overall for the first quarter of 2005 when compared to the first quarter of 2004. Trust income increased 12.04% for the first quarter of 2005 compared to the first quarter of 2004 as a result of increases in the value of assets under care (either managed or in custody).

Net securities gains of approximately $70,000 were reported in the first quarter of 2005 compared to net securities gains of approximately $618,000 for the first quarter of 2004. Net securities gains in the first quarter of 2005 were primarily from the call of securities that had been purchased at a discount. Net securities gains in the first quarter of 2004 were primarily from the sale of available-for-sale securities pursuant to our efforts to manage the interest rate sensitivity of the Company’s assets and liabilities. Insurance commissions grew 10.20% to $15.93 million for the first quarter of 2005. The increase in insurance commissions is primarily due to the increase in policies written and the addition of experienced producers since March 31, 2004. The Company plans to continue to expand the products and services offered by its insurance agencies.

Other noninterest revenue for the first quarter of 2005 included a gain of $2.49 million from the sale of student loans originated by the Company compared to a $2.37 million gain for such sales in the first quarter of 2004. Other noninterest revenue for the first quarter of 2005 also included a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network to which the Company retains access. Other noninterest revenue for the first quarter of 2004 included $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.

Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2005 and 2004 and the percentage changes are shown in the following table:

	Three months ended
	March 31,
	2005	2004	% Change
	(Dollars in thousands)
Salaries and employee benefits	$53,240	$50,036	6.40%
Occupancy, net of rental income	6,412	5,956	7.66
Equipment	5,449	5,460	(0.20)
Other	24,587	24,554	0.13

Total noninterest expense	$89,688	$86,006	4.28%

Salaries and employee benefits expense for the first quarter of 2005 increased when compared to the same period in 2004, primarily as a result of salaries and employee benefits and commissions of employees of Premier Bancorp, Inc. and Business Holding Corporation acquired on December 31, 2004. Occupancy expense also increased on a comparable three-month period basis primarily because of additional locations and facilities opened since March 31, 2004 including these two acquisitions. Equipment expense remained relatively static for the first three months of 2005 when compared to the first three months of 2004 as the Company continues to focus on controlling these expenses. Other noninterest expense also remained relatively static for the first three months of 2005 when compared to the first three months of 2004.

Income Tax

Income tax expense was $14.83 million and $12.34 million for the first quarter of 2005 and 2004, respectively, representing an increase of 20.21%. The increase in income tax expense in the first quarter of 2005 when compared to the first quarter of 2004 is due to the increase of net income before tax. The effective tax rates for the first quarter of 2005 and 2004 were 31.84% and 31.23%, respectively.

FINANCIAL CONDITION

Earning Assets

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2005 were $9.88 billion, or 91.25% of total assets, compared with $9.94 billion, or 91.67% of total assets, at December 31, 2004.

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2005 were $1.20 billion, compared with $1.27 billion at December 31, 2004, a 5.57% decrease. Available-for-sale securities were $1.62 billion at March 31, 2005, compared to $1.68 billion at December 31, 2004, a 3.54% decrease.

The Bank’s loan and lease portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned interest, totaled $6.91 billion at March 31, 2005, which represents a 1.03% increase from the December 31, 2004 total of $6.84 billion.

At March 31, 2005, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At March 31, 2005, no loans of material significance were known to be potential non-performing loans.

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

The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.46% of loans and leases, net of unearned interest, at March 31, 2005 and 0.50% of loans and leases, net of unearned interest, at December 31, 2004.

Deposits and Other Interest Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.08 billion at March 31, 2005 as compared to $9.06 billion at December 31, 2004, representing a 0.22% increase. Noninterest bearing demand deposits increased by $61.46 million, or 4.26%, to $1.50 billion at March 31, 2005 from $1.44 billion at December 31, 2004, while interest bearing demand, savings and time deposits decreased $41.14 million, or 0.54%, to $7.58 billion at March 31, 2005 from $7.62 billion at December 31, 2004.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.22% and 13.46%, respectively, at March 31, 2005. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at March 31, 2005. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.67% at March 31, 2005, compared to the required minimum leverage capital ratio of 4%.

The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at March 31, 2005 as its Tier I capital, total capital and leverage capital ratios were 12.14%, 13.40%, and 8.23%, respectively.

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

Uses of Capital

The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, mergers with Premier Bancorp, Inc. and Business Holding Corporation were completed on December 31, 2004, and the consideration in each transaction was a combination of shares of the Company’s common stock and cash.

On April 23, 2003, the Company announced a stock repurchase program whereby the Company could acquire up to 3.9 million shares of its common stock. At the time of the expiration of this plan on April 30, 2005, the Company had repurchased 2,238,108 shares of the 3.9 million shares authorized under this plan. On April 27, 2005, the Company announced a new stock repurchase program whereby the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2005 through April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its current stock repurchase program during the terms of the program. See Part II, Item 2 of this report (“Unregistered Sales of Equity Securities and Use of Proceeds”) for information about the Company’s repurchases during the three months ended March 31, 2005.

From January 1, 2001 through March 31, 2005, the Company had repurchased approximately 10.5 million shares of its common stock under various approved repurchase plans.

In 2002, the Company issued $128,866,000 in 8.15% in Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of 5.0 million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve Board guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.

The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation (see Notes 2 and 11 to Consolidated Financial Statements). The $9.0 million in trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.

Certain Litigation Contingencies

The nature of the business of the Company’s subsidiaries results in legal proceedings, including claims against entities to which the Company or one of its subsidiaries are successors as a result of business combinations. The Company and/or its subsidiaries are involved in various pending or threatened legal proceedings, all of which are considered ordinary routine litigation incidental to its business. Litigation is, however, inherently uncertain and the Company cannot make assurances that it will prevail in any of these legal proceedings, nor can it estimate with reasonable certainty the amount of damages that it or any of its subsidiaries might incur if the Company or its subsidiaries do not prevail. In the opinion of management, however, the liabilities, if any, arising from these proceedings will not in the aggregate have a materially adverse effect on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2005, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II

OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following purchases of its common stock during the quarter ended March 31, 2005:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased(1)	Paid per Share	or Programs(2)	or Programs
January 1 - January 31	6,995	$22.28	5,000	1,847,992
February 1 - February 28	126,100	21.47	126,100	1,721,892
March 1 - March 31	60,000	21.06	60,000	1,661,892

Total	193,095

(1)	This includes 1,995 shares redeemed from an employee during the first quarter of 2005 upon vesting of restricted stock for tax withholding purposes.

(2)	On April 23, 2003, the Company announced a stock repurchase program pursuant to which the Company could purchase up to 3.9 million shares of its common stock through April 30, 2005. During the three months ended March 31, 2005, the Company terminated no repurchase plans or programs prior to expiration. On April 27, 2005, the Company announced a new stock repurchase program. See Item 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — FINANCIAL CONDITION — Uses of Capital.”

ITEM 6. EXHIBITS.

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.

(Registrant)

DATE: May 6, 2005	/s/ L. Nash Allen, Jr.

L. Nash Allen, Jr.
Treasurer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.