Form 10-Q
period 2005-06-30
BANCORPSOUTH INC
filed 2005-08-09
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to

Commission File Number: 1-12991

BANCORPSOUTH, INC.
(Exact name of registrant as specified in its charter)

Mississippi (State or other jurisdiction of incorporation or organization)	64-0659571 (I.R.S. Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi (Address of principal executive offices)	38804 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 3, 2005, the Registrant had outstanding 78,292,293 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s financial products and services, liquidity and liquidity strategies, asset quality, cost controls, noninterest revenue, noninterest expense, net interest revenue, mortgage servicing rights, investment securities and securities portfolio, mortgage loans, lower-cost liabilities, provision for credit losses, allowance for credit losses, equipment expense, loan growth, future acquisitions, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, the impact of certain tax assessments and administrative appeals, additional share repurchases under BancorpSouth’s stock repurchase program, interest rate sensitivity, prepayment of BancorpSouth’s junior subordinated debt securities, off-balance sheet commitments and other arrangements to extend credit and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions, the ability of BancorpSouth to maintain sufficient asset quality and cost controls, prevailing interest rates and government fiscal and monetary policies, the ability of BancorpSouth to balance interest rate, credit, liquidity and capital risks, effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth’s borrowers to repay loans, changes in laws and regulations affecting financial institutions, the ability of BancorpSouth to identify and integrate acquisitions and investment opportunities, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of BancorpSouth’s assets, availability of, costs associated with and timing for obtaining adequate sources of liquidity, competition from other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, the ability of BancorpSouth to compete aggressively within its markets, the effect of pending or future legislation, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation or tax assessments, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC.
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$354,694	$315,849
Interest bearing deposits with other banks	6,746	6,687
Held-to-maturity securities, at amortized cost	1,208,680	1,274,920
Available-for-sale securities, at fair value	1,531,165	1,681,729
Trading securities, at fair value	114	31,758
Federal funds sold and securities purchased under agreement to resell	24,569	27,414
Loans and leases	7,077,568	6,865,044
Less: Unearned interest	30,626	28,346
Allowance for credit losses	91,076	91,673

Net loans	6,955,866	6,745,025
Loans held for sale	57,785	85,225
Premises and equipment, net	239,306	228,524
Accrued interest receivable	65,428	66,471
Goodwill	107,780	109,719
Other assets	279,158	274,872

TOTAL ASSETS	$10,831,291	$10,848,193

LIABILITIES
Deposits:
Demand:
Noninterest bearing	$1,489,190	$1,442,067
Interest bearing	2,723,172	2,754,535
Savings	732,298	762,989
Other time	4,029,920	4,099,500

Total deposits	8,974,580	9,059,091
Federal funds purchased and securities sold under agreement to repurchase	484,400	455,908
Other short-term borrowings	62,000	12,500
Accrued interest payable	19,628	17,939
Junior subordinated debt securities	138,145	138,145
Long-term debt	137,954	141,094
Other liabilities	78,417	107,088

TOTAL LIABILITIES	9,895,124	9,931,765

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value
Authorized - 500,000,000 shares, Issued - 78,289,025 and 78,037,878 shares, respectively	195,723	195,095
Capital surplus	83,359	81,122
Accumulated other comprehensive loss	(7,607)	(802)
Retained earnings	664,692	641,013

TOTAL SHAREHOLDERS’ EQUITY	936,167	916,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,831,291	$10,848,193

(1)	Derived from audited financial statements.
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Consolidated Condensed Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$109,874	$91,358	$213,678	$183,608
Deposits with other banks	139	288	251	416
Federal funds sold and securities purchased under agreement to resell	197	115	589	811
Held-to-maturity securities:
Taxable	9,452	12,791	19,218	22,903
Tax-exempt	1,557	1,694	3,154	3,490
Available-for-sale securities:
Taxable	12,765	15,309	26,510	30,997
Tax-exempt	1,491	1,650	3,168	3,409
Loans held for sale	571	478	1,589	1,234

Total interest revenue	136,046	123,683	268,157	246,868

INTEREST EXPENSE:
Deposits	40,432	33,915	78,337	67,832
Federal funds purchased and securities sold under agreement to repurchase	2,590	1,101	4,751	2,163
Other	5,307	4,983	10,223	9,707

Total interest expense	48,329	39,999	93,311	79,702

Net interest revenue	87,717	83,684	174,846	167,166
Provision for credit losses	2,980	4,835	7,767	8,851

Net interest revenue, after provision for credit losses	84,737	78,849	167,079	158,315

NONINTEREST REVENUE:
Mortgage lending	(2,453)	11,365	3,175	10,224
Service charges	16,411	16,057	31,137	30,375
Trust income	2,004	1,842	3,893	3,528
Security gains, net	371	59	441	677
Insurance commissions	14,425	13,232	30,357	27,690
Other	12,264	8,861	27,938	24,962

Total noninterest revenue	43,022	51,416	96,941	97,456

NONINTEREST EXPENSE:
Salaries and employee benefits	52,578	48,628	105,818	98,663
Occupancy, net of rental income	6,841	6,084	13,252	12,040
Equipment	5,637	5,636	11,087	11,096
Other	25,519	23,683	50,106	48,237

Total noninterest expense	90,575	84,031	180,263	170,036

Income before income taxes	37,184	46,234	83,757	85,735
Income tax expense	11,394	14,961	26,223	27,297

Net income	$25,790	$31,273	$57,534	$58,438

Earnings per share: Basic	$0.33	$0.41	$0.74	$0.76

Diluted	$0.33	$0.40	$0.73	$0.75

Dividends declared per common share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$99,928	$61,505

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	150,752	125,700
Proceeds from calls and maturities of available-for-sale securities	159,899	158,227
Proceeds from sales of held-to-maturity securities	—	1,851
Proceeds from sales of available-for-sale and trading securities	38,673	489,953
Purchases of held-to-maturity securities	(86,448)	(547,947)
Purchases of available-for-sale securities	(30,900)	(494,894)
Net increase in short-term investments	2,845	56,805
Net increase in loans and leases	(214,954)	(196,394)
Purchases of premises and equipment	(23,179)	(18,571)
Proceeds from sale of premises and equipment	309	2,115
Net cash paid for acquisitions	(3,795)	(1,774)
Other, net	(1,927)	(6,996)

Net cash used in investing activities	(8,725)	(431,925)

Financing activities:
Net increase (decrease) in deposits	(84,511)	190,118
Net increase in short-term debt and other liabilities	77,298	205,690
Repayment of long-term debt	(3,140)	(660)
Issuance of common stock	3,526	1,460
Purchase of common stock	(4,757)	(25,528)
Payment of cash dividends	(40,715)	(27,965)

Net cash (used in) provided by financing activities	(52,299)	343,115

Increase in cash and cash equivalents	38,904	(27,305)
Cash and cash equivalents at beginning of period	322,536	379,026

Cash and cash equivalents at end of period	$361,440	$351,721

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The unaudited interim consolidated condensed financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.
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
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$25,790	$31,273	$57,534	$58,438
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(178)	(190)	(352)	(379)

Pro forma net income	$25,612	$31,083	$57,182	$58,059

Basic earnings per share: As reported	$0.33	$0.41	$0.74	$0.76
Pro forma	0.33	0.40	0.73	0.75

Diluted earnings per share: As reported	$0.33	$0.40	$0.73	$0.75
Pro forma	0.33	0.40	0.73	0.75

NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2005	2004	2004
	(In thousands)
Commercial and agricultural	$847,947	$763,341	$765,096
Consumer and installment	389,901	462,399	415,615
Real estate mortgage:
1-4 Family	2,399,084	2,105,819	2,379,717
Other	3,128,906	2,859,154	3,013,514
Lease financing	274,919	242,864	262,035
Other	36,811	19,025	29,067

Total	$7,077,568	$6,452,602	$6,865,044

The following table presents information concerning non-performing loans as of the dates indicated:

	June 30,		December 31,
	2005	2004	2004
	(In thousands)
Non-accrual loans	$10,619	$13,611	$12,335
Loans 90 days or more past due	11,010	19,462	19,554
Restructured loans	2,120	4,072	2,107

Total non-performing loans	$23,749	$37,145	$33,996

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2005	2004	2004
	(In thousands)
Balance at beginning of period	$91,673	$92,112	$92,112
Provision charged to expense	7,767	8,851	17,485
Recoveries	2,829	2,370	4,577
Loans and leases charged off	(11,193)	(12,796)	(24,130)
Other, net	—	—	1,629

Balance at end of period	$91,076	$90,537	$91,673

NOTE 4–PER SHARE DATA
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
			(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$25,790	78,221	$0.33	$31,273	77,064	$0.41

Effect of dilutive stock options	—	316		—	380

Diluted EPS
Income available to common shareholders plus assumed exercise	$25,790	78,537	$0.33	$31,273	77,444	$0.40

	Six months ended June 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$57,534	78,212	$0.74	$58,438	77,366	$0.76

Effect of dilutive stock options	—	343		—	418

Diluted EPS
Income available to common shareholders plus assumed exercise	$57,534	78,555	$0.73	$58,438	77,784	$0.75

NOTE 5–COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2005			2004
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	$5,971	$(2,283)	$3,688	$(57,887)	$22,142	$(35,745)
Less: Reclassification adjustment for net (gains) losses realized in net income	(311)	119	(192)	(209)	80	(129)

Other comprehensive (loss) income	$5,660	$(2,164)	$3,496	$(58,096)	$22,222	$(35,874)

Net income			25,790			31,273

Comprehensive income			$29,286			$(4,601)

	Six months ended June 30,
	2005			2004
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	$(10,704)	$4,100	$(6,604)	$(35,942)	$13,748	$(22,194)
Less: Reclassification adjustment for net (gains) losses realized in net income	(326)	125	(201)	(615)	235	(380)

Other comprehensive (loss) income	$(11,030)	$4,225	$(6,805)	$(36,557)	$13,983	$(22,574)

Net income			57,534			58,438

Comprehensive income			$50,729			$35,864

NOTE 6 — JUNIOR SUBORDINATED DEBT SECURITIES
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
Pursuant to the merger with Business Holding Corporation (“BHC”) on December 31, 2004, the Company assumed the liability for $6,186,000 in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust. Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7, or October 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 2.80% from January 30, 2004 to April 7, 2009 and thereafter at LIBOR plus 2.85%.
Pursuant to the merger with Premier Bancorp, Inc. (“Premier”) on December 31, 2004, the Company assumed the liability for $3,093,000 in Junior Subordinated Debt Securities issued to Premier Bancorp Capital Trust I, a statutory trust. Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on November 7, 2032, and are callable at the option of the Company, in whole or in part, on any February 7, May 7, August 7 or November 7 on or after November 7, 2007. The Junior Subordinated

Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 3.45%.
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2004	$78,831	$30,888	$109,719
Goodwill acquired during the period	—	2,906	2,906
Goodwill reclassified as other identifiable intangible assets	(4,845)	—	(4,845)

Balance as of June 30, 2005	$73,986	$33,794	$107,780

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of		As of
	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$16,935	$8,251	$11,549	$7,034
Customer relationship intangibles	22,890	6,784	22,257	5,393
Mortgage servicing rights	97,947	55,648	97,252	51,323
Non-solicitation intangibles	50	22	50	10

Total	$137,822	$70,705	$131,108	$63,760

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangibles	1,234	—	1,234	—

Total	$1,922	$—	$1,922	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$602	$341	$1,217	$698
Customer relationship intangibles	694	757	1,391	1,546
Mortgage servicing rights	2,153	2,438	4,325	5,452
Non-solicitation intangibles	6	—	12	—

Total	$3,455	$3,536	$6,945	$7,696

At June 30, 2005 and December 31, 2004, aggregate impairment for mortgage servicing rights was approximately $8,799,000 and approximately $11,457,000, respectively.
The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2005, and the succeeding four years:

		Customer		Non-
	Core Deposit	Relationship	Mortgage	Solicitation
	Intangibles	Intangibles	Servicing Rights	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2005	$2,421	$2,658	$9,100	$25	$14,204
For year ended December 31, 2006	2,088	2,319	7,300	15	11,722
For year ended December 31, 2007	1,882	2,009	5,800	—	9,691
For year ended December 31, 2008	1,611	1,776	4,700	—	8,087
For year ended December 31, 2009	1,429	1,523	3,700	—	6,652
NOTE 8 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic benefit cost for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$1,394	$1,298	$1	$—
Interest cost	1,160	1,074	37	41
Expected return on assets	(1,413)	(1,124)	—	—
Amortization of unrecognized transition amount	5	5	—	—
Recognized prior service cost	62	79	198	198
Recognized net loss	215	231	—	—

Net periodic benefit cost	$1,423	$1,563	$236	$239

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$2,788	$2,596	$2	$—
Interest cost	2,320	2,148	74	82
Expected return on assets	(2,826)	(2,248)	—	—
Amortization of unrecognized transition amount	10	10	—	—
Recognized prior service cost	124	158	396	396
Recognized net loss	430	462	—	—

Net periodic benefit cost	$2,846	$3,126	$472	$478

NOTE 9 — RECENT PRONOUNCEMENTS
No recently issued accounting pronouncements were adopted by the Company during the second quarter of 2005.
NOTE 10 — BUSINESS COMBINATIONS
On December 31, 2004, Premier, a bank holding company with approximately $160 million in assets headquartered in Brentwood, Tennessee, merged with and into the Company. Pursuant to the merger, Premier’s subsidiary, Premier Bank of Brentwood, merged with and into the Bank. Consideration paid to complete this transaction consisted of 669,891 shares of the Company’s common stock in addition to cash paid to the Premier shareholders in the aggregate amount of $14,794,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004.
On December 31, 2004, BHC, a bank holding company with approximately $170 million in assets headquartered in Baton Rouge, Louisiana, merged with and into the Company. Pursuant to the merger, BHC’s subsidiary, The Business Bank, merged with and into the Bank. Consideration paid to complete this transaction consisted of 762,978 shares of the Company’s common stock in addition to cash paid to the BHC shareholders in the aggregate amount of $16,696,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004.
The impact on the results of operations from these acquisitions were not material to the results of operations of the Company for the period ended June 30, 2005 and therefore no pro forma presentation for the 2004 periods presented herein have been made.
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
Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2005 and 2004 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended June 30, 2005:
Results of Operations
Net interest revenue	$80,220	$7,497	$87,717
Provision for credit losses	2,893	87	2,980

Net interest revenue after provision for credit losses	77,327	7,410	84,737
Noninterest revenue	25,113	17,909	43,022
Noninterest expense	60,282	30,293	90,575

Income before income taxes	42,158	(4,974)	37,184
Income taxes	12,918	(1,524)	11,394

Net income	$29,240	$(3,450)	$25,790
Selected Financial Information
Total assets (at end of period)	$9,060,455	$1,770,836	$10,831,291
Depreciation and amortization	6,066	3,558	9,624

Three months ended June 30, 2004:
Results of Operations
Net interest revenue	$76,202	$7,482	$83,684
Provision for credit losses	4,134	701	4,835

Net interest revenue after provision for credit losses	72,068	6,781	78,849
Noninterest revenue	23,908	27,508	51,416
Noninterest expense	54,342	29,689	84,031

Income before income taxes	41,634	4,600	46,234
Income taxes	13,472	1,489	14,961

Net income	$28,162	$3,111	$31,273
Selected Financial Information
Total assets (at end of period)	$9,030,381	$1,639,942	$10,670,323
Depreciation and amortization	5,586	3,875	9,461

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Six months ended June 30, 2005:
Results of Operations
Net interest revenue	$159,796	$15,050	$174,846
Provision for credit losses	7,698	69	7,767

Net interest revenue after provision for credit losses	152,098	14,981	167,079
Noninterest revenue	49,977	46,964	96,941
Noninterest expense	117,487	62,776	180,263

Income before income taxes	84,588	(831)	83,757
Income taxes	26,483	(260)	26,223

Net income	$58,105	($571)	$57,534
Selected Financial Information
Total assets (at end of period)	$9,060,455	$1,770,836	$10,831,291
Depreciation and amortization	12,094	7,103	19,197

Six months ended June 30, 2004:
Results of Operations
Net interest revenue	$151,510	$15,656	$167,166
Provision for credit losses	7,755	1,096	8,851

Net interest revenue after provision for credit losses	143,755	14,560	158,315
Noninterest revenue	49,162	48,294	97,456
Noninterest expense	106,345	63,691	170,036

Income before income taxes	86,572	(837)	85,735
Income taxes	27,563	(266)	27,297

Net income	$59,009	($571)	$58,438
Selected Financial Information
Total assets (at end of period)	$9,030,381	$1,639,942	$10,670,323
Depreciation and amortization	11,124	8,338	19,462
NOTE 12 — COMMITMENTS AND CONTINGENT LIABILITIES
The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, the State Tax Commission assessed the Bank additional taxes of approximately $5.4 million along with interest and penalties totaling approximately $3.8 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The Company is in the midst of the administrative appeals process and a final decision has not been rendered by the State Tax Commission. There can be no assurance that the Company will be successful in having the assessment reduced on appeal. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the appeals process and legal costs associated with the appeal. Management does not believe that the outcome of this matter will have a material effect on the Company’s consolidated financial position, although any significant additional assessment could have a materially adverse effect on earnings in the period in which it is recorded.
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
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the three-month and six-month periods ended June 30, 2005 and 2004 found in “Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information, and certain amounts for prior periods have been reclassified to conform with the current financial statement presentation. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2005 and 2004. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	June 30,
(Dollars in thousands, except per share amounts)	2005	2004	% Change
Net income	$25,790	$31,273	(17.53)%
Net income per share: Basic	$0.33	$0.41	(19.51)
Diluted	$0.33	$0.40	(17.50)
Return on average assets (annualized)	0.96%	1.18%	(18.64)
Return on average shareholders’ equity (annualized)	11.19%	14.19%	(21.14)

	Six months ended
	June 30,
(Dollars in thousands, except per share amounts)	2005	2004	% Change
Net income	$57,534	$58,438	(1.55)%
Net income per share: Basic	$0.74	$0.76	(2.63)
Diluted	$0.73	$0.75	(2.67)
Return on average assets (annualized)	1.07%	1.12%	(4.46)
Return on average shareholders’ equity (annualized)	12.59%	13.40%	(6.04)
Net income decreased for the three months and six months ended June 30, 2005 compared to the three months and six months ended June 30, 2004. The decrease in net income is primarily attributable to the second quarter decrease in noninterest revenue particularly in mortgage lending revenue. Decreased levels of origination of new mortgage loans and a decline of $13.22 million in the value of the Company’s mortgage servicing asset, as discussed in more detail below, in the second quarter of 2005 versus the second quarter of 2004 were the factors leading to decreased mortgage lending revenue. However, the Company’s primary source of revenue, net interest revenue earned by the Bank, reflected positive trends for the three months and six months ended June 30, 2005, when compared to the same periods of 2004. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by increase in interest rates as well as the increased loan demand resulting from a stronger economic environment. These factors combined to increase the Company’s net interest revenue to $87.72 million for the second quarter of 2005, a $4.03 million, or 4.82%, increase from $83.68 million for the second quarter of 2004. Net interest revenue increased to $174.85 million for the first six months of 2005, a $7.68 million, or 4.59%, increase from $167.17 million for the first six months of 2004. In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage and securities activities, and other bank-related fees. While these diversification efforts allowed the Company to experience an increase in insurance commissions, brokerage activities and other bank-related fees for the three months and six months ended June 30, 2005 as compared to the same periods of 2004, the increases in these components of noninterest revenue were more than offset by the recorded impairment of the Company’s mortgage servicing asset (“MSA”). For the second quarter of 2005, the Company recorded a $3.9 million MSA impairment charge compared to a reversal of a previously recorded MSA impairment charge of $9.4 million in the second quarter of 2004 resulting in an overall decrease of $8.39 million, or 16.33%, and $515,000, or 0.53%, in noninterest revenue for the three months and six months ended June 30, 2005, respectively, compared to the same periods in 2004.
Despite the significant growth in loans during the second quarter and first six months of 2005 compared to the second quarter and first six months of 2004, the provision for credit losses decreased 38.37% to $2.98 million for the second quarter of 2005 from $4.84 million for the second quarter of 2004, and decreased 12.25% to $7.77 million for the first six months of 2005 from $8.85 million for the first six months of 2004. Improved asset quality allowed annualized net charge-offs to fall to 0.26% of average loans for the second quarter of 2005 from 0.36% for the second quarter of 2004 and to 0.24% of average loans for the first six months of 2005 from 0.33% for the first six months of 2004. Noninterest expense totaled $90.58 million for the second quarter of 2005 compared to $84.03 million for the second quarter of 2004, an increase of $6.54 million, or 7.79%. For the first six months of 2005 and 2004, noninterest expense totaled $180.26 million and $170.04 million, respectively, an increase of 6.01%. The increase in noninterest expense for the second quarter and first six months of 2005 resulted primarily from the impact of costs related to the integration and operation of Premier Bancorp, Inc. and Business Holding Corporation that were acquired and merged into the Company on December 31, 2004, as well as increased costs related to additional locations and facilities added since the second quarter and first six months of 2004. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the six months ended June 30, 2005, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Net interest revenue was $89.93 million for the three months ended June 30, 2005, compared to $86.01 million for the same period in 2004, representing an increase of $3.92 million, or 4.56%. For the first six months of 2005 and 2004, net interest revenue was $179.37 million and $171.92 million, respectively, representing an increase of $7.45 million or 4.34%. The increase in net interest revenue for the second quarter and first six months of 2005 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
Interest revenue increased $12.25 million, or 9.73%, to $138.26 million for the three months ended June 30, 2005 from $126.01 million for the three months ended June 30, 2004. The increase in interest revenue for the three months ended June 30, 2005 is attributable to a $26.83 million, or 0.27%, increase in average interest earning assets to $9.86 billion for the second quarter of 2005 from $9.83 billion for the second quarter of 2004 and an increase in the yield of those assets of 48 basis points to 5.63% for the second quarter of 2005 from 5.15% for the second quarter of 2004. For the first six months of 2005 and 2004, interest revenue was $272.68 million and $251.62 million, respectively, representing an increase of $21.06 million, or 8.37%.
Interest expense increased $8.33 million, or 20.83%, to $48.33 million for the three months ended June 30, 2005 from $40.00 million for the three months ended June 30, 2004. While average interest bearing liabilities decreased $25.68 million, or 0.31%, to $8.29 billion for the second quarter of 2005 from $8.32 billion for the second quarter of 2004, this decrease in the amount of interest bearing liabilities was more than offset by an increase in the average rate paid on those liabilities of 41 basis points to 2.34% for the second quarter of 2005 from 1.93% for the second quarter of 2004. For the first six months of 2005 and 2004, interest expense was $93.31 million and $79.70 million, respectively, representing an increase of $13.61 million or 17.07%. The increase in interest expense for the first six months of 2005 as compared to the first six months of 2004 is attributable to a $77.27 million, or 0.93%, increase in average interest bearing liabilities to $8.35 billion for the first six months of 2005 from $8.27 billion for the first six months of 2004 and an increase in the average rate paid on those liabilities of 31 basis points to 2.25% for the first six months of 2005 from 1.94% for the first six months of 2004.
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
Net interest margin for the second quarter of 2005 and 2004 was 3.66% and 3.52%, respectively, representing a increase of 14 basis points. Net interest margin increased from the comparable prior-year quarter for the second time since the third quarter of 2002. Net interest rate spread for the second quarter of 2005 was 3.29%, an increase of 7 basis points from 3.22% for the same period of 2004. The increase in net interest margin and net interest rate spread was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.15% for the second quarter of 2004 to 5.63% for the second quarter of 2005, than the increase in the average rate paid on interest bearing liabilities from 1.93% for the second quarter of 2004 to 2.34% for the second quarter of 2005. For the first six months of 2005 and 2004, net interest margin was 3.65% and 3.54%, respectively, representing an increase of 11 basis points. Net interest rate spread for the six months ended June 30, 2005 was 3.30%, an increase of 5 basis points from 3.25% for the same period of 2004. The increase in net interest margin and net interest rate spread was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.19% for the first six months of 2004 to 5.55% for the first six months of 2005, than the increase in the average rate paid on interest bearing liabilities from 1.94% for the first six months of 2004 to 2.25% for the first six months of 2005. The earning asset yield increase for the second quarter and first six months of 2005 was a result of the stronger economic environment driving increased interest rates as well as stronger loan demand. The Company has also maintained a conservative stance in the average maturity of its investment assets mitigating the Company’s liability-sensitivity as interest rates have increased.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at June 30, 2005:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$6,746	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	24,569	—	—	—
Held-to-maturity securities	18,158	248,086	693,606	248,830
Available-for-sale and trading securities	88,247	179,043	855,036	408,953
Loans and leases, net of unearned interest	3,979,319	1,177,458	1,816,837	73,328
Loans held for sale	57,785	—	—	—

Total interest earning assets	4,174,824	1,604,587	3,365,479	731,111

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,451,151	4,319	—	—
Other time deposits	912,444	1,344,327	1,771,817	1,332
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	546,400	—	—	—
Long-term debt and junior subordinated debt securities	434	1,345	59,454	214,866
Other	25	80	324	85

Total interest bearing liabilities	4,910,454	1,350,071	1,831,595	216,283

Interest rate sensitivity gap	$(735,630)	$254,516	$1,533,884	$514,828

Cumulative interest sensitivity gap	$(735,630)	$(481,114)	$1,052,770	$1,567,598

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
The provision for credit losses, net charge-offs and net charge-offs as a percentage of average loans and leases for the three-months and six-months ended June 30, 2005 and 2004, as well as the allowance for credit losses as a percentage of loans and leases outstanding at June 30, 2005 and 2004 are shown in the following tables:

	Three months ended
	June 30,
	2005	2004	% Change
	(Dollars in thousands)
Provision for credit losses	$2,980	$4,835	(38.37)%
Net charge-offs	$4,610	$5,626	(18.06)
Net charge-offs as a percentage of average loans and leases (annualized)	0.26%	0.36%	(27.78)

	Six months ended
	June 30,
	2005	2004	% Change
	(Dollars in thousands)
Provision for credit losses	$7,767	$8,851	(12.25)%
Net charge-offs	$8,364	$10,426	(19.78)
Net charge-offs as a percentage of average loans and leases (annualized)	0.24%	0.33%	(27.27)
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.29%	1.41%	(8.51)
Net charge-offs decreased for the three-month and six-month periods ended June 30, 2005 compared to the three-month and six-month periods ended June 30, 2004, reflecting the continued improvement in the credit quality of the Bank’s loans and leases at June 30, 2005. This improvement was further evidenced by the significant decrease in non-performing loans, down 36.06% when compared to non-performing loans at June 30, 2004. Also, improved credit quality was reflected by the Bank’s loan and lease classification system at June 30, 2005.
The allocation of the allowance by loan and lease category is based, in part, on evaluations of specific loans’ and leases’ past histories and on economic conditions within specific industries or geographical areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the allocation of the allowance for credit losses by loan and lease category and (b) the percentage of each category in the loan and lease portfolio to total loans and leases at the dates indicated:

	June 30,				December 31,
	2005		2004		2004
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$10,631	11.98%	$10,357	11.83%	$10,143	11.14%
Consumer and installment	6,929	5.51%	9,425	7.17%	7,659	6.05%
Real estate mortgage	70,378	78.11%	67,645	76.95%	69,572	78.56%
Lease financing	2,863	3.88%	3,014	3.76%	2,814	3.82%
Other	275	0.52%	96	0.29%	1,485	0.43%

Total	$91,076	100.00%	$90,537	100.00%	$91,673	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2005	2004	2004
	(Dollars in thousands)
Balance, beginning of period	$91,673	$92,112	$92,112

Loans and leases charged off:
Commercial and agricultural	(1,535)	(4,201)	(7,598)
Consumer and installment	(4,019)	(5,177)	(9,413)
Real estate mortgage	(5,216)	(3,418)	(7,119)
Lease financing	(423)	—	—

Total loans charged off	(11,193)	(12,796)	(24,130)

Recoveries:
Commercial and agricultural	873	874	1,230
Consumer and installment	1,219	1,072	2,528
Real estate mortgage	723	416	808
Lease financing	14	8	11

Total recoveries	2,829	2,370	4,577

Net charge-offs	(8,364)	(10,426)	(19,553)

Provision charged to operating expense	7,767	8,851	17,485
Other, net	—	—	1,629

Balance, end of period	$91,076	$90,537	$91,673

Average loans for period	$6,932,500	$6,280,566	$6,387,656

Ratios:
Net charge-offs to average loans (annualized)	0.24%	0.33%	0.31%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended June 30, 2005 and 2004 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2005	2004	% Change
	(Dollars in thousands)
Mortgage lending	$(2,453)	$11,365	(121.58)%
Service charges	16,411	16,057	2.20
Trust income	2,004	1,842	8.79
Securities gains, net	371	59	528.81
Insurance commissions	14,425	13,232	9.02
Other	12,264	8,861	38.40

Total noninterest revenue	$43,022	$51,416	(16.33)%

	Six months ended
	June 30,
	2005	2004	% Change
	(Dollars in thousands)
Mortgage lending	$3,175	$10,224	(68.95)%
Service charges	31,137	30,375	2.51
Trust income	3,893	3,528	10.35
Securities gains, net	441	677	(34.86)
Insurance commissions	30,357	27,690	9.63
Other	27,938	24,962	11.92

Total noninterest revenue	$96,941	$97,456	(0.53)%

The Company’s revenue from mortgage lending decreased 121.58% during the second quarter of 2005 compared to the second quarter of 2004. Mortgage lending revenue decreased 68.95% when comparing the six months ended June 30, 2005 and 2004. The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the mortgage servicing rights (“MSRs”) to the loans sold.
The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $1.19 million and $2.05 million for the quarters ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, these activities produced revenue of $2.49 million and $3.77 million, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in net losses of $910,000 and $904,000 for the second quarter of 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the sale of mortgage loans resulted in net losses of $1.34 million and $1.16 million, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates generally have resulted in a decrease in the volume of originations, while falling mortgage interest rates generally have resulted in an increased volume of originations. The Company originated mortgage loans totaling $158.84 million during the second quarter of 2005, a decrease of 7.80% from $172.28 million for the second quarter of 2004. This decrease reflects lower levels of mortage loan refinance volume due to interest rate increases since June 30, 2004.
Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to servicing revenue. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue. If permanent impairment exists, an other-than-temporary charge to income would be made during the quarter in which it is identified. During the first quarter of 2005, an other-than-temporary impairment charge of $2.40 million was recorded which permanently reduced the carrying amount of the MSRs. No other-than-temporary impairment charge to MSRs was determined necessary during the second quarter of 2005
The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically declines and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a loss of $3.64 million for the second quarter of 2005, while the servicing process generated a gain of $9.31 million for the second quarter of 2004. For the first six months of 2005 and 2004, the servicing process generated gains of $692,000 and $6.46 million, respectively. The fluctuation in servicing revenue is primarily due to changes in the valuation of capitalized MSRs. Changing mortgage interest rates resulted in impairment expense of $3.86 million for the second quarter of 2005 and a recovery of previously recorded impairment expense of $260,000 for the first six months of 2005, while changing mortgage interest rates resulted in recoveries of previously recorded impairment expense of $9.36 million and $7.05 million for the second quarter and first six months of 2004, respectively.
Service charges on deposit accounts remained relatively static overall for the three months and six months ending June 30, 2005 compared to the same periods in 2004. Trust income increased 8.80% for the second quarter of 2005 compared to the second quarter of 2004 and 10.35% for the six months ending June 30, 2005 compared to the six months ending June 30, 2004 as a result of increases in the value of assets under care (either managed or in custody).
Insurance commissions grew 9.02% to $14.43 million for the second quarter of 2005 and 9.63% to $30.36 million for the first six months of 2005. The increase in insurance commissions is primarily due to the increase in policies written and the addition of experienced producers since June 30, 2004. The Company plans to continue to expand the products and services offered by its insurance agencies.
Other noninterest revenue for the first six months of 2005 included a gain of $2.56 million from the sale of student loans originated by the Company compared to a $2.51 million gain for sales of student loans in the first six months of 2004. Other noninterest revenue for the second quarter of 2005 included a $765,000 gain related to the sale of certain insurance agency accounts, while the first six months of 2005 also included a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network to which the Company retains access. Other noninterest revenue for the second quarter of 2004 included losses totaling $1.58 million relating to certain high-risk consumer loans that were either sold during the quarter or whose value was considered impaired while noninterest revenue for the first six months of 2004 included $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.
Noninterest Expense
The components of noninterest expense for the three months and six months ended June 30, 2005 and 2004 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2005	2004	% Change
	(Dollars in thousands)
Salaries and employee benefits	$52,578	$48,628	8.12%
Occupancy, net of rental income	6,841	6,084	12.44
Equipment	5,637	5,636	0.02
Other	25,519	23,683	7.75

Total noninterest expense	$90,575	$84,031	7.79%

	Six months ended
	June 30,
	2005	2004	% Change
	(Dollars in thousands)
Salaries and employee benefits	$105,818	$98,663	7.25%
Occupancy, net of rental income	13,252	12,040	10.07
Equipment	11,087	11,096	(0.08)
Other	50,106	48,237	3.87

Total noninterest expense	$180,263	$170,036	6.01%

Salaries and employee benefits expense for the three months and six months ended June 30, 2005 increased compared to the same periods in 2004, primarily as a result of the additional salaries and employee benefits and commissions of employees of Premier Bancorp, Inc. and Business Holding Corporation acquired on December 31, 2004. Occupancy expense also increased on a comparable three-month and six-month period basis primarily because of additional locations and facilities opened since June 30, 2004, including these two acquisitions. Equipment expense remained relatively static for the comparable three-month and six-month periods as the Company continued to focus on controlling these expenses. While other noninterest expense remained relatively static for the six months ended 2005 compared to the six months ended 2004, other noninterest expense for the three months ended June 2005 increased compared to the same period of 2004, primarily as a result of accruals for loss contingencies, actual losses and increased marketing-related expenses, as well as increased amortization of identifiable intangibles related to the two acquisitions previously discussed.
Income Tax
Income tax expense was $11.39 million for the second quarter of 2005, a 23.84% decrease from $14.96 million for the second quarter of 2004. For the six-month period ending June 30, 2005, income tax expense was $26.22 million, compared to $27.30 million for the same period in 2004, representing a decrease of 3.93%. The decrease in income tax expense in the second quarter and first six months of 2005, compared to the second quarter and first six months of 2004, was due to the decrease in net income before tax, as net income before tax decreased 19.57% when comparing the second quarter of 2005 to the second quarter of 2004 and decreased 2.31% when comparing the first six months of 2005 to the first six months of 2004. The effective tax rates for the second quarter of 2005 and 2004 were 30.64% and 32.36%, respectively, while the effective tax rates for the six-month periods ended June 30, 2005 and 2004 were 31.31% and 31.84%, respectively. The decrease in the effective tax rate during the second quarter of 2005 compared to the second quarter of 2004 reflects the fact that the Company’s tax preference items continued at similar levels in the second quarter of 2005 as compared to the second quarter of 2004 while income before tax decreased in the second quarter of 2005 versus the second quarter of 2004. The effective tax rate for the six-month periods ended June 30, 2005 and 2004 remained relatively stable.

FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2005 were $9.88 billion, or 91.18% of total assets, compared with $9.94 billion, or 91.67% of total assets, at December 31, 2004.
The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2005 were $1.21 billion, compared with $1.27 billion at December 31, 2004, a 5.20% decrease. Available-for-sale securities were $1.53 billion at June 30, 2005, compared to $1.68 billion at December 31, 2004, an 8.95% decrease. Proceeds from maturing held-to-maturity and available-for-sale securities are being used to help fund the loan growth that the Company experienced in 2005.
The Bank’s loan and lease portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned interest, totaled $7.05 billion at June 30, 2005, which represented a 3.08% increase from the December 31, 2004 total of $6.84 billion. The growth in loans is primarily the result of stronger economic activity throughout most of the Bank’s markets.
At June 30, 2005, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At June 30, 2005, no loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.34% of loans and leases, net of unearned interest, at June 30, 2005 and 0.50% of loans and leases, net of unearned interest, at December 31, 2004.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $8.97 billion at June 30, 2005 as compared to $9.06 billion at December 31, 2004, representing a 0.93% decrease. Noninterest bearing demand deposits increased by $47.12 million, or 3.27%, to $1.49 billion at June 30, 2005 from $1.44 billion at December 31, 2004, while interest bearing demand, savings and time deposits decreased $131.63 million, or 1.73%, to $7.49 billion at June 30, 2005 from $7.62 billion at December 31, 2004. By using maturing investment securities and lower cost demand deposits to fund recent loan growth, the Bank has restricted its growth in higher priced deposits.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated condensed balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company enters into forward commitments to sell individual fixed-rate mortgage loans. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.73% and 13.97%, respectively, at June 30, 2005. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at June 30, 2005. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.83% at June 30, 2005, compared to the required minimum leverage capital ratio of 4%.

The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at June 30, 2005 as its Tier I capital, total capital and leverage capital ratios were 12.33%, 13.58%, and 8.54%, respectively.
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
On April 23, 2003, the Company announced a stock repurchase program pursuant to which the Company could acquire up to 3.9 million shares of its common stock. At the time of the expiration of this plan on April 30, 2005, the Company had repurchased 2,238,108 shares of the 3.9 million shares authorized under this plan. On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2005 through April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of June 30, 2005, 24,000 shares had been repurchased under this repurchase plan. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its current stock repurchase program during the terms of the program. See Part II, Item 2 of this report (“Unregistered Sales of Equity Securities and Use of Proceeds”) for information about the Company’s repurchases during the three months ended June 30, 2005.
From January 1, 2001 through June 30, 2005, the Company had repurchased approximately 10.6 million shares of its common stock under various approved repurchase plans.
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
The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation (see Notes 6 and 10 to Consolidated Financial Statements). The $9.0 million in trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2005, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended June 30, 2005:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs (2)	or Programs
April 1 - April 30	5,663	$20.60	—	3,000,000
May 1 - May 31	24,000	21.48	24,000	2,976,000
June 1 - June 30	—	—	—	2,976,000

Total	29,663

(1)	This includes 5,663 shares redeemed from an employee during the second quarter of 2005 upon vesting of restricted stock for tax withholding purposes.

(2)	During the three months ended June 30, 2005, the Company terminated no stock repurchase plans or programs prior to expiration. On April 30, 2005, the stock repurchase program announced on April 23, 2003 that authorized the repurchase of up to 3.9 million shares expired by its terms. On April 27, 2005, the Company announced a new stock repurchase program that authorized the repurchase of up to 3.0 million shares of its common stock. The April 27, 2005 stock repurchase program expires on April 30, 2007. See Item 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — FINANCIAL CONDITION — Uses of Capital.”
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders for the Company was held on Wednesday, April 27, 2005. At this meeting, the following matters were voted upon by the Company’s shareholders:
(a) Election of Directors
W. G. Holliman, Jr., James V. Kelley, Turner O. Lashlee and Alan W. Perry were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 2008 or until their respective successors are elected and qualified. The vote was cast as follows:

	Votes Cast	Votes Cast	Abstentions/
Name	in Favor	Against or Withheld	Non-Votes
W. G. Holliman, Jr.	60,884,297	813,216	0
James V. Kelley	60,519,654	1,177,859	0
Turner O. Lashlee	59,691,867	2,005,646	0
Alan W. Perry	60,274,636	1,422,877	0
The following directors continued in office following the meeting:

Name	Term Expires
Hassell H. Franklin	2006
Robert C. Nolan	2006
W. Cal Partee, Jr.	2006
Travis E. Staub	2006
Larry G. Kirk	2007
Guy W. Mitchell, III	2007
R. Madison Murphy	2007
Aubrey Patterson	2007
(b) Selection of Independent Auditors
The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005 by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
60,652,981	749,089	295,443
(c) Amendment to and Restatement of the BancorpSouth, Inc. 1994 Stock Incentive Plan
The shareholders of the Company approved the amendment to and restatement of the BancorpSouth, Inc. 1994 Stock Incentive Plan which provides for the awards of performance shares and restricted stock units, raises the limit on time-lapse awards available under the 1994 Plan, eliminates the limit on restricted stock awards that are based on achievement of performance goals and provides certain administrative modifications, including the right to grant awards that are subject to the terms and conditions of the BancorpSouth, Inc. Executive Performance Incentive Plan.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
44,972,884	3,464,315	13,260,314
(d) Amendment to BancorpSouth’s 1995 Non-Qualified Stock Option Plan for Non-Employee Directors
The shareholders of the Company approved the amendment to BancorpSouth’s 1995 Non-Qualified Stock Option Plan for Non-Employee Directors which increases the number of shares of common stock reserved for issuance under the Dirctors Option Plan by 180,000 shares.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
45,124,086	3,094,248	13,479,179
(e) Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan
The shareholders of the Company approved the amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan which permits awards based on BancorpSouth common stock to be made pursuant to the 1994 Plan that are subject to specified performance goals under the Executive Incentive Plan.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
44,962,137	3,130,325	13,605,051
ITEM 5. OTHER INFORMATION.
The Compensatory plan amendments attached hereto as Exhibits 10.1, 10.2 and 10.3 were approved by the shareholders at the 2005 annual meeting of shareholders of the Company.
ITEM 6. EXHIBITS.

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)	BancorpSouth, Inc. 1994 Stock Incentive Plan as Amended and Restated.*

(10.2)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors.*

(10.3)	Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: August 8, 2005	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)	BancorpSouth, Inc. 1994 Stock Incentive Plan as Amended and Restated.*

(10.2)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors.*

(10.3)	Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.