Form 10-Q
period 2005-09-30
BANCORPSOUTH INC
filed 2005-11-08
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

Commission File Number: 1-12991

BANCORPSOUTH, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0659571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi	38804 (Zip Code)
(Address of principal executive offices)
(662) 680-2000
(Registrant’s telephone number, including area code)
NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, the Registrant had outstanding 78,275,899 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s contributions to the Basic Plan, settlement of insurance claims related to damage caused by Hurricane Katrina, adjustments to the value of buildings, furnishings and equipment as a result of damage caused by Hurricane Katrina, the aggregate impact of Hurricane Katrina on BancorpSouth’s financial condition and results of operations, key indicators of BancorpSouth’s financial performance (such as return on average assets and return on average shareholders’ equity), insurance commission revenue, capital resources, BancorpSouth’s financial products and services, liquidity and liquidity strategies, provision for credit losses, allowance for credit losses, future acquisitions, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, the impact and applicability of certain tax assessments and administrative appeals, additional share repurchases under BancorpSouth’s stock repurchase program and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the rate of economic recovery in the areas affected by Hurricane Katrina, the ability of BancorpSouth to obtain additional reliable information in areas affected by Hurricane Katrina, the ability of BancorpSouth to increase noninterest revenue and expand noninterest revenue business, the ability of BancorpSouth to fund growth with lower cost liabilities, the ability of BancorpSouth to maintain credit quality, the ability of BancorpSouth to provide and market competitive services and products, the ability of BancorpSouth to diversify revenue, the ability of BancorpSouth to attract, train and retain qualified personnel, the ability of BancorpSouth to expand geographically and enter fast-growing markets, changes in consumer preferences, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, the ability of BancorpSouth to maintain sufficient asset quality and cost controls, fluctuations in prevailing interest rates and the ability of BancorpSouth to manage its assets and liabilities to limit exposure to changing interest rates, the ability of BancorpSouth to balance interest rate, credit, liquidity and capital risks, the ability of BancorpSouth’s borrowers to repay loans, changes in laws and regulations affecting financial institutions, the ability of BancorpSouth to identify and effectively integrate potential acquisitions, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of BancorpSouth’s assets, availability of and costs associated with obtaining adequate and timely sources of liquidity, the ability of BancorpSouth to compete with other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation or tax assessments, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC.
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$370,403	$315,849
Interest bearing deposits with other banks	15,431	6,687
Held-to-maturity securities, at amortized cost	1,255,874	1,274,920
Available-for-sale securities, at fair value	1,455,856	1,681,729
Trading securities, at fair value	1,983	31,758
Federal funds sold and securities purchased under agreement to resell	194,186	27,414
Loans and leases	7,122,212	6,865,044
Less: Unearned interest	31,149	28,346
Allowance for credit losses	101,067	91,673

Net loans	6,989,996	6,745,025
Loans held for sale	78,970	85,225
Premises and equipment, net	240,141	228,524
Accrued interest receivable	71,046	66,471
Goodwill	109,239	109,719
Other assets	282,133	274,872

TOTAL ASSETS	$11,065,258	$10,848,193

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,643,309	$1,442,067
Interest bearing	2,902,527	2,754,535
Savings	711,909	762,989
Other time	3,963,522	4,099,500

Total deposits	9,221,267	9,059,091
Federal funds purchased and securities sold under agreement to repurchase	499,552	455,908
Other short-term borrowings	—	12,500
Accrued interest payable	25,821	17,939
Junior subordinated debt securities	138,145	138,145
Long-term debt	137,594	141,094
Other liabilities	102,001	107,088

TOTAL LIABILITIES	10,124,380	9,931,765

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 78,273,899 and 78,037,878 shares, respectively	195,685	195,095
Capital surplus	84,456	81,122
Accumulated other comprehensive loss	(10,313)	(802)
Retained earnings	671,050	641,013

TOTAL SHAREHOLDERS’ EQUITY	940,878	916,428

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,065,258	$10,848,193

(1)	Derived from audited financial statements.
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Consolidated Condensed Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$115,800	$93,759	$329,479	$277,367
Deposits with other banks	166	102	417	518
Federal funds sold and securities purchased under agreement to resell	1,061	111	1,649	922
Held-to-maturity securities:
Taxable	9,160	12,020	28,377	34,922
Tax-exempt	1,667	1,693	4,822	5,183
Available-for-sale securities:
Taxable	11,761	14,691	38,271	45,688
Tax-exempt	1,481	1,613	4,649	5,022
Loans held for sale	686	517	2,275	1,752

Total interest revenue	141,782	124,506	409,939	371,374

INTEREST EXPENSE:
Deposits	44,790	35,198	123,127	103,031
Federal funds purchased and securities sold under agreement to repurchase	3,692	1,336	8,443	3,499
Other	4,859	5,014	15,081	14,720

Total interest expense	53,341	41,548	146,651	121,250

Net interest revenue	88,441	82,958	263,288	250,124
Provision for credit losses	14,725	3,530	22,492	12,381

Net interest revenue, after provision for credit losses	73,716	79,428	240,796	237,743

NONINTEREST REVENUE:
Mortgage lending	4,207	(672)	7,382	9,552
Service charges	15,860	15,965	46,997	46,340
Trust income	2,161	2,059	6,054	5,587
Security gains, net	20	146	461	822
Insurance commissions	14,830	14,366	45,187	42,056
Other	11,085	10,463	39,024	35,427

Total noninterest revenue	48,163	42,327	145,105	139,784

NONINTEREST EXPENSE:
Salaries and employee benefits	52,173	49,176	157,992	147,840
Occupancy, net of rental income	6,751	6,264	20,004	18,303
Equipment	5,501	5,390	16,588	16,486
Other	25,088	24,150	75,193	72,387

Total noninterest expense	89,513	84,980	269,777	255,016

Income before income taxes	32,366	36,775	116,124	122,511
Income tax expense	9,507	9,187	35,730	36,484

Net income	$22,859	$27,588	$80,394	$86,027

Earnings per share: Basic	$0.29	$0.36	$1.03	$1.12

Diluted	$0.29	$0.36	$1.02	$1.11

Dividends declared per common share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$141,870	$86,076

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	204,162	256,920
Proceeds from calls and maturities of available-for-sale securities	239,847	221,795
Proceeds from sales of held-to-maturity securities	—	1,851
Proceeds from sales of available-for-sale and trading securities	36,804	489,953
Purchases of held-to-maturity securities	(189,245)	(554,200)
Purchases of available-for-sale securities	(42,938)	(503,267)
Net (increase) decrease in short-term investments	(166,772)	60,113
Net increase in loans and leases	(261,962)	(288,613)
Purchases of premises and equipment	(30,406)	(30,957)
Proceeds from sale of premises and equipment	474	802
Net cash paid for acquisitions	(4,376)	(4,009)
Other, net	192	(4,640)

Net cash used in investing activities	(214,220)	(354,252)

Financing activities:
Net increase in deposits	162,176	244,111
Net increase in short-term debt and other liabilities	30,431	59,110
Repayment of long-term debt	(3,500)	(998)
Issuance of common stock	4,423	1,960
Purchase of common stock	(7,103)	(33,703)
Payment of cash dividends	(50,779)	(41,851)

Net cash provided by financing activities	135,648	228,629

Increase (decrease) in cash and cash equivalents	63,298	(39,547)
Cash and cash equivalents at beginning of period	322,536	379,026

Cash and cash equivalents at end of period	$385,834	$339,479

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The unaudited interim consolidated condensed financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.
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
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$22,859	$27,588	$80,394	$86,027
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(188)	(532)	(567)

Pro forma net income	$22,679	$27,400	$79,862	$85,460

Basic earnings per share: As reported	$0.29	$0.36	$1.03	$1.12
Pro forma	0.29	0.36	1.02	1.11

Diluted earnings per share: As reported	$0.29	$0.36	$1.02	$1.11
Pro forma	0.29	0.36	1.02	1.10

NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2005	2004	2004
	(In thousands)
Commercial and agricultural	$861,700	$774,987	$765,096
Consumer and installment	388,347	436,798	415,615
Real estate mortgage:
1-4 Family	2,444,111	2,163,938	2,379,717
Other	3,110,961	2,892,332	3,013,514
Lease financing	282,643	255,125	262,035
Other	34,450	20,540	29,067

Total	$7,122,212	$6,543,720	$6,865,044

The following table presents information concerning non-performing loans as of the dates indicated:

	September 30,		December 31,
	2005	2004	2004
	(In thousands)
Non-accrual loans	$8,103	$13,843	$12,335
Loans 90 days or more past due	13,539	20,675	19,554
Restructured loans	2,240	2,164	2,107

Total non-performing loans	$23,882	$36,682	$33,996

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2005	2004	2004
	(In thousands)
Balance at beginning of period	$91,673	$92,112	$92,112
Provision charged to expense	22,492	12,381	17,485
Recoveries	3,652	3,318	4,577
Loans and leases charged off	(16,750)	(17,711)	(24,130)
Other, net	—	—	1,629

Balance at end of period	$101,067	$90,100	$91,673

NOTE 4 — PER SHARE DATA
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$22,859	78,224	$0.29	$27,588	76,583	$0.36

Effect of dilutive stock options	—	346		—	396

Diluted EPS
Income available to common shareholders plus assumed exercise	$22,859	78,570	$0.29	$27,588	76,979	$0.36

	Nine months ended September 30,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$80,394	78,216	$1.03	$86,027	77,104	$1.12

Effect of dilutive stock options	—	344		—	411

Diluted EPS
Income available to common shareholders plus assumed exercise	$80,394	78,560	$1.02	$86,027	77,515	$1.11

NOTE 5 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2005			2004
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	$(4,364)	$1,671	$(2,693)	$24,427	$(9,344)	$15,083
Less: Reclassification adjustment for net (gains) losses realized in net income	(20)	7	(13)	(135)	52	(83)

Other comprehensive (loss) income	$(4,384)	$1,678	$(2,706)	$24,292	$(9,292)	$15,000

Net income			22,859			27,588

Comprehensive income			$20,153			$42,588

	Nine months ended September 30,
	2005			2004
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on securities:
Unrealized (losses) gains arising during holding period	$(15,068)	$5,771	$(9,297)	$(11,515)	$4,404	$(7,111)
Less: Reclassification adjustment for net (gains) losses realized in net income	(346)	132	(214)	(750)	287	(463)

Other comprehensive (loss) income	$(15,414)	$5,903	$(9,511)	$(12,265)	$4,691	$(7,574)

Net income			80,394			86,027

Comprehensive income			$70,883			$78,453

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
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2004	$78,831	$30,888	$109,719
Goodwill acquired during the period	—	4,365	4,365
Goodwill reclassified as other identifiable intangible assets	(4,845)	—	(4,845)

Balance as of September 30, 2005	$73,986	$35,253	$109,239

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of		As of
	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$16,935	$8,853	$11,549	$7,034
Customer relationship intangibles	22,890	7,426	22,257	5,393
Mortgage servicing rights	99,795	57,788	97,252	51,323
Non-solicitation intangibles	50	29	50	10

Total	$139,670	$74,096	$131,108	$63,760

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangibles	1,234	—	1,234	—

Total	$1,922	$—	$1,922	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$602	$338	$1,819	$1,036
Customer relationship intangibles	643	712	2,033	2,258
Mortgage servicing rights	2,140	2,413	6,465	7,865
Non-solicitation intangibles	6	4	19	4

Total	$3,391	$3,467	$10,336	$11,163

At September 30, 2005 and December 31, 2004, aggregate impairment for mortgage servicing rights was approximately $6,008,000 and $11,457,000, respectively.
The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2005, and the succeeding four years:

		Customer		Non-
	Core Deposit	Relationship	Mortgage	Solicitation
	Intangibles	Intangibles	Servicing Rights	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2005	$2,421	$2,658	$9,100	$25	$14,204
For year ended December 31, 2006	2,088	2,319	7,300	15	11,722
For year ended December 31, 2007	1,882	2,009	5,800	—	9,691
For year ended December 31, 2008	1,611	1,776	4,700	—	8,087
For year ended December 31, 2009	1,429	1,523	3,700	—	6,652
NOTE 8 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic benefit costs for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$1,820	$1,379	$1	$—
Interest cost	1,360	1,277	37	41
Expected return on assets	(1,262)	(1,323)	—	—
Amortization of unrecognized transition amount	4	4	—	—
Recognized prior service cost	63	29	198	198
Recognized net loss	516	389	—	—

Net periodic benefit costs	$2,501	$1,755	$236	$239

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Service cost	$4,608	$3,975	$3	$—
Interest cost	3,680	3,425	111	123
Expected return on assets	(4,088)	(3,571)	—	—
Amortization of unrecognized transition amount	14	14	—	—
Recognized prior service cost	187	187	594	594
Recognized net loss	946	851	—	—

Net periodic benefit costs	$5,347	$4,881	$708	$717

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $8.6 million to the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”) in 2005. The Company presently anticipates contributing approximately $10.8 million to the Basic Plan in 2005.
NOTE 9 — RECENT PRONOUNCEMENTS
No recently issued accounting pronouncements were adopted by the Company during the third quarter of 2005.

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
The impact on the results of operations from these acquisitions were not material to the results of operations of the Company for the period ended September 30, 2005 and, therefore, no pro forma presentation for the 2004 periods presented herein have been made.
On August 10, 2005, the Company and American State Bank Corporation (“ASB”) signed a definitive merger agreement pursuant to which ASB will merge with and into the Company, subject to ASB shareholder and regulatory approval. ASB is a financial holding company with approximately $343 million in assets headquartered in Jonesboro, Arkansas. The transaction is expected to be completed in the fourth quarter of 2005.
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
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2005 and 2004 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended September 30, 2005:
Results of Operations
Net interest revenue	$80,572	$7,869	$88,441
Provision for credit losses	14,658	67	14,725

Net interest revenue after provision for credit losses	65,914	7,802	73,716
Noninterest revenue	23,852	24,311	48,163
Noninterest expense	58,876	30,637	89,513

Income before income taxes	30,890	1,476	32,366
Income taxes	9,073	434	9,507

Net income	$21,817	$1,042	$22,859
Selected Financial Information
Total assets (at end of period)	$9,261,286	$1,803,972	$11,065,258
Depreciation and amortization	6,065	3,470	9,535

Three months ended September 30, 2004:
Results of Operations
Net interest revenue	$75,727	$7,231	$82,958
Provision for credit losses	3,467	63	3,530

Net interest revenue after provision for credit losses	72,260	7,168	79,428
Noninterest revenue	24,307	18,020	42,327
Noninterest expense	54,298	30,682	84,980

Income before income taxes	42,269	(5,494)	36,775
Income taxes	10,559	(1,372)	9,187

Net income	$31,710	$(4,122)	$27,588
Selected Financial Information
Total assets (at end of period)	$8,957,144	$1,651,006	$10,608,150
Depreciation and amortization	5,558	3,823	9,381

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Nine months ended September 30, 2005:
Results of Operations
Net interest revenue	$240,369	$22,919	$263,288
Provision for credit losses	22,356	136	22,492

Net interest revenue after provision for credit losses	218,013	22,783	240,796
Noninterest revenue	73,828	71,277	145,105
Noninterest expense	176,364	93,413	269,777

Income before income taxes	115,477	647	116,124
Income taxes	35,531	199	35,730

Net income	$79,946	$448	$80,394
Selected Financial Information
Total assets (at end of period)	$9,261,286	$1,803,972	$11,065,258
Depreciation and amortization	18,159	10,573	28,732

Nine months ended September 30, 2004:
Results of Operations
Net interest revenue	$227,238	$22,886	$250,124
Provision for credit losses	11,222	1,159	12,381

Net interest revenue after provision for credit losses	216,016	21,727	237,743
Noninterest revenue	73,469	66,315	139,784
Noninterest expense	160,643	94,373	255,016

Income before income taxes	128,842	(6,331)	122,511
Income taxes	38,369	(1,885)	36,484

Net income	$90,473	$(4,446)	$86,027
Selected Financial Information
Total assets (at end of period)	$8,957,144	$1,651,006	$10,608,150
Depreciation and amortization	16,682	12,161	28,843
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $11.1 billion in assets and is headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas,

Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004 and the notes to such financial statements found in “Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information, and certain amounts for prior periods have been reclassified to conform with the current financial statement presentation. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
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
During the third quarter of 2005, a significant and unpredictable event occurred that had a material impact on the Company’s operating results. That event was Hurricane Katrina and its devastating impact on the Mississippi Gulf Coast region. The Company operated 13 banking locations along the Mississippi Gulf Coast at the time of the hurricane and all of the locations were damaged, some more severely than others. However, within one week of the hurricane, some of the banking locations had reopened and by the end of the third quarter only three branches and a loan production office were not open. Approximately 6% of the Bank’s loans and approximately 5% of the Bank’s deposits are located in the Mississippi Gulf Coast area. One of the agencies that comprises part of the Company’s insurance subsidiary is headquartered on the Mississippi Gulf Coast and its operations were also impacted by the hurricane. The agency’s disaster recovery plan was quickly implemented and it was fully operational within a day of the hurricane, servicing its customers and processing claims.
The Company’s physical properties are covered by insurance. Assessments to determine the extent of the damages caused by Hurricane Katrina to the Company’s buildings, furnishings and equipment have not been completed as of the date of this report. The Company’s management is working with the Company’s insurance carrier and expects to have its claims settled in due course. The Company has not written down any of its buildings, furnishings or equipment as of September 30, 2005, pending completion of damage assessments, nor has it recognized a receivable for insurance proceeds. Such adjustments, when made, are not expected to be material to the financial condition or results of operations of the Company.
Management of the Company has determined that the impact of Hurricane Katrina reduced the Company’s net income by approximately $7.9 million, or $0.10 per diluted share, for the third quarter of 2005. The reduced net income is a result of an increase in provision for credit losses related to the hurricane, assistance for employees and others in the hurricane-affected area and lost noninterest revenue, a significant portion of which resulted from the Bank’s waiver of certain fees and service charges for people and businesses in the hurricane-affected area. The Bank also extended loan payment dates for those customers in the hurricane-affected area. These items are discussed in more detail in the appropriate sections below.
The aggregate impact of the hurricane on the Company’s financial condition and results of operations may not be known for some time and must be measured by the extent of damage to the Company’s properties, the extent of damage to the properties of the Company’s customers, including property pledged to the Bank as collateral, uncertainty regarding the final settlement of insurance claims, the impact of government and other forms of assistance, and the uncertainty regarding the expected rate of economic recovery in the region affected by Hurricane Katrina.
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2005 and 2004. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	September 30,
(Dollars in thousands, except per share amounts)	2005	2004	% Change
Net income	$22,859	$27,588	(17.14)%
Net income per share: Basic	$0.29	$0.36	(19.44)
Diluted	$0.29	$0.36	(19.44)
Return on average assets (annualized)	0.83%	1.04%	(20.19)
Return on average shareholders’ equity (annualized)	9.70%	12.77%	(24.04)

	Nine months ended
	September 30,
(Dollars in thousands, except per share amounts)	2005	2004	% Change
Net income	$80,394	$86,027	(6.55)%
Net income per share: Basic	$1.03	$1.12	(8.04)
Diluted	$1.02	$1.11	(8.11)
Return on average assets (annualized)	0.99%	1.09%	(9.17)
Return on average shareholders’ equity (annualized)	11.61%	13.19%	(11.98)
Net income decreased for the three months and nine months ended September 30, 2005 compared to the three months and nine months ended September 30, 2004. The decrease in net income is primarily attributable to the substantial impact of Hurricane Katrina on the Company’s markets, employees and customers. The Company increased the provision for credit losses by approximately $10.38 million pre-tax, primarily as a result of the hurricane’s impact on the Mississippi Gulf Coast region. Also, hurricane relief efforts, assistance for affected employees and lost non-interest revenue related to the waiver of certain fees and service charges for people and businesses in the affected area resulted in a decrease in pre-tax earnings of approximately $2.38 million. Overall, the Company experienced a reduction in net income by approximately $0.10 per diluted share as a result of the hurricane.
The Company’s primary source of revenue, net interest revenue earned by the Bank, reflected continued positive trends for the three months and nine months ended September 30, 2005 compared to the same periods of 2004. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of the Bank’s markets. These factors combined to increase the Company’s net interest revenue to $88.44 million for the third quarter of 2005, a $5.48 million, or 6.61%, increase from $82.96 million for the third quarter of 2004. Net interest revenue increased to $263.29 million for the first nine months of 2005, a $13.16 million, or 5.26%, increase from $250.12 million for the first nine months of 2004. In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage activities, and other bank-related fees. These diversification efforts resulted in an increase in insurance commissions and brokerage activities for the three months and nine months ended September 30, 2005 as compared to the same periods of 2004. While total noninterest income increased 13.79% and 3.81% for the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004, those increases were impacted by a decrease of 0.66% in service charges for the third quarter of 2005 as compared to the third quarter of 2004, as well as the decrease of 22.72% in mortgage lending for the first nine months of 2005 compared to the same period of 2004. The decrease in service charges for the third quarter of 2005 resulted from the waiver of certain fees and service charges for people and businesses in the areas affected by Hurricane Katrina. The decrease in mortgage lending activities for the first nine months of 2005 resulted from reversal of previous impairment of the Company’s mortgage servicing asset of $3.05 million compared to a reversal of previous impairment of $4.81 million for the first nine months of 2004.
Improved asset quality allowed annualized net charge-offs to fall to 0.25% of average loans for the first nine months of 2005 from 0.30% of average loans for the first nine months of 2004. Noninterest expense totaled $89.51 million for the third quarter of 2005 compared to $84.98 million for the third quarter of 2004, an increase of $4.53 million, or 5.33%. For the first nine months of 2005 and 2004, noninterest expense totaled $269.78 million and $255.02 million, respectively, representing an increase of 5.79%. The increase in noninterest expense for the third quarter and first nine months of 2005 resulted primarily from the impact of costs related to the integration and operation of Premier Bancorp, Inc. and Business Holding Corporation that were acquired and merged into the Company on December 31, 2004, increased costs related to additional locations and facilities added since September 30, 2004 and expenses related to the Company’s hurricane relief efforts and assistance for affected employees. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the nine months ended September 30, 2005, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Net interest revenue was $90.75 million for the three months ended September 30, 2005, compared to $85.27 million for the same period in 2004, representing an increase of $5.48 million, or 6.43%. For the first nine months of 2005 and 2004, net interest revenue was $270.12 million and $257.18 million, respectively, representing an increase of $12.94 million or 5.03%. The increase in net interest revenue for the third quarter and first nine months of 2005 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
Interest revenue increased $17.28 million, or 13.62%, to $144.09 million for the three months ended September 30, 2005 from $126.81 million for the three months ended September 30, 2004. The increase in interest revenue for the three months ended September 30, 2005 is attributable to a $212.87 million, or 2.18%, increase in average interest earning assets to $9.96 billion for the third quarter of 2005 from $9.75 billion for the third quarter of 2004 and an increase in the yield of those assets of 57 basis points to 5.74% for the third quarter of 2005 from 5.17% for the third quarter of 2004. For the first nine months of 2005 and 2004, interest revenue was $416.77 million and $378.43 million, respectively, representing an increase of $38.34 million, or 10.13%.
Interest expense increased $11.79 million, or 28.38%, to $53.34 million for the three months ended September 30, 2005 from $41.55 million for the three months ended September 30, 2004. Average interest bearing liabilities increased $24.55 million, or 0.30%, to $8.34 billion for the third quarter of 2005 from $8.31 billion for the third quarter of 2004. The average rate paid on those liabilities also increased 55 basis points to 2.54% for the third quarter of 2005 from 1.99% for the third quarter of 2004. For the first nine months of 2005 and 2004, interest expense was $146.65 million and $121.25 million, respectively, representing an increase of $25.40 million or 20.95%. The increase in interest expense for the first nine months of 2005 as compared to the first nine months of 2004 is attributable to a $59.55 million, or 0.72%, increase in average interest bearing liabilities to $8.35 billion for the first nine months of 2005 from $8.29 billion for the first nine months of 2004 and an increase in the average rate paid on those liabilities of 40 basis points to 2.35% for the first nine months of 2005 from 1.95% for the first nine months of 2004.
The relative performance of the Company’s lending and deposit-raising functions is frequently measured by two calculations — net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread because of the additional income earned on those assets funded by noninterest bearing liabilities.
Net interest margin for the third quarter of 2005 and 2004 was 3.61% and 3.48%, respectively, representing an increase of 13 basis points. Net interest margin increased from the comparable prior-year quarter for the third time since the third quarter of 2002. Net interest rate spread for the third quarter of 2005 was 3.20%, an increase of 2 basis points from 3.18% for the same period of 2004. The increase in net interest margin and net interest rate spread was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.17% for the third quarter of 2004 to 5.74% for the third quarter of 2005, than the increase in the average rate paid on interest bearing liabilities from 1.99% for the third quarter of 2004 to 2.54% for the third quarter of 2005. For the first nine months of 2005 and 2004, net interest margin was 3.64% and 3.52%, respectively, representing an increase of 12 basis points. Net interest rate spread for the nine months ended September 30, 2005 was 3.26%, an increase of 3 basis points from 3.23% for the same period of 2004. The increase in net interest margin and net interest rate spread was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.18% for the first nine months of 2004 to 5.61% for the first nine months of 2005, than the increase in the average rate paid on interest bearing liabilities from 1.95% for the first nine months of 2004 to 2.35% for the first nine months of 2005. The earning asset yield increase for the third quarter and first nine months of 2005 was a result of the favorable economic activity throughout most of the Bank’s markets driving increased interest rates as well as stronger loan demand. The Company has also maintained a conservative stance in the average maturity of its investment assets mitigating the Company’s liability-sensitivity as interest rates have increased.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at September 30, 2005:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$15,431	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	194,186	—	—	—
Held-to-maturity securities	119,106	180,736	739,320	216,712
Available-for-sale and trading securities	86,041	196,051	787,704	388,043
Loans and leases, net of unearned interest	3,686,233	1,359,080	1,953,802	91,948
Loans held for sale	78,970	—	—	—

Total interest earning assets	4,179,967	1,735,867	3,480,826	696,703

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,261,323	353,113	—	—
Other time deposits	745,221	1,625,317	1,591,712	1,272
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	499,552	—	—	—
Long-term debt and junior subordinated debt securities	447	1,386	59,079	214,827
Other	23	81	301	83

Total interest bearing liabilities	4,506,566	1,979,897	1,651,092	216,182

Interest rate sensitivity gap	$(326,599)	$(244,030)	$1,829,734	$480,521

Cumulative interest sensitivity gap	$(326,599)	$(570,629)	$1,259,105	$1,739,626

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
The provision for credit losses, net charge-offs and net charge-offs as a percentage of average loans and leases for the three months and nine months ended September 30, 2005 and 2004, as well as the allowance for credit losses as a percentage of loans and leases outstanding at September 30, 2005 and 2004 are shown in the following tables:

	Three months ended
	September 30,
	2005	2004	% Change
	(Dollars in thousands)
Provision for credit losses	$14,725	$3,530	317.14%
Net charge-offs	$4,734	$3,967	19.33
Net charge-offs as a percentage of average loans and leases (annualized)	0.27%	0.25%	8.00

	Nine months ended
	September 30,
	2005	2004	% Change
	(Dollars in thousands)
Provision for credit losses	$22,492	$12,381	81.67%
Net charge-offs	$13,098	$14,393	(9.00)
Net charge-offs as a percentage of average loans and leases (annualized)	0.25%	0.30%	(16.67)
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.43%	1.38%	3.62
The provision for credit losses increased for the three-month and nine-month periods ended September 30, 2005 compared to the three-month and nine-month periods ended September 30, 2004, reflecting the $10.38 million pre-tax increase in the provision for credit losses, primarily as a result of Hurricane Katrina’s impact on the Mississippi Gulf Coast region. The additional provision for credit losses related to the hurricane was based on the most recent information available. There can be no assurance that the provision will not change as we complete a more thorough assessment of the loans in the affected region. While net charge-offs increased 19.33% for the three-month period ended September 30, 2005 compared to the same period in 2004, net charge-offs decreased 9.00% for the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. The Company’s credit quality remains strong as evidenced by the significant decrease in non-performing loans, down 34.89% compared to non-performing loans at September 30, 2004. The Company has not quantified the impact on non-performing loans of extending loan payment dates for customers in the hurricane affected area.
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

	September 30,				December 31,
	2005		2004		2004
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$11,179	12.10%	$10,126	11.84%	$10,143	11.14%
Consumer and installment	9,995	5.45%	8,328	6.68%	7,659	6.05%
Real estate mortgage	76,577	78.00%	68,296	77.27%	69,572	78.56%
Lease financing	3,066	3.97%	2,931	3.90%	2,814	3.82%
Other	250	0.48%	419	0.31%	1,485	0.43%

Total	$101,067	100.00%	$90,100	100.00%	$91,673	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2005	2004	2004
	(Dollars in thousands)
Balance, beginning of period	$91,673	$92,112	$92,112

Loans and leases charged off:
Commercial and agricultural	(1,806)	(6,148)	(7,598)
Consumer and installment	(5,875)	(7,150)	(9,413)
Real estate mortgage	(8,646)	(4,413)	(7,119)
Lease financing	(423)	—	—

Total loans charged off	(16,750)	(17,711)	(24,130)

Recoveries:
Commercial and agricultural	946	1,035	1,230
Consumer and installment	1,832	1,693	2,528
Real estate mortgage	857	582	808
Lease financing	17	8	11

Total recoveries	3,652	3,318	4,577

Net charge-offs	(13,098)	(14,393)	(19,553)

Provision charged to operating expense	22,492	12,381	17,485
Other, net	—	—	1,629

Balance, end of period	$101,067	$90,100	$91,673

Average loans for period	$6,979,161	$6,340,868	$6,387,656

Ratios:
Net charge-offs to average loans (annualized)	0.25%	0.30%	0.31%

Noninterest Revenue
The components of noninterest revenue for the three months and nine months ended September 30, 2005 and 2004 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2005	2004	% Change
	(Dollars in thousands)
Mortgage lending	$4,207	$(672)	726.04%
Service charges	15,860	15,965	(0.66)
Trust income	2,161	2,059	4.95
Securities gains, net	20	146	(86.30)
Insurance commissions	14,830	14,366	3.23
Other	11,085	10,463	5.94

Total noninterest revenue	$48,163	$42,327	13.79%

	Nine months ended
	September 30,
	2005	2004	% Change
	(Dollars in thousands)
Mortgage lending	$7,382	$9,552	(22.72)%
Service charges	46,997	46,340	1.42
Trust income	6,054	5,587	8.36
Securities gains, net	461	822	(43.92)
Insurance commissions	45,187	42,056	7.44
Other	39,024	35,427	10.15

Total noninterest revenue	$145,105	$139,784	3.81%

The Company’s revenue from mortgage lending increased 726.04% during the third quarter of 2005 compared to the third quarter of 2004. Mortgage lending revenue decreased 22.72% for the nine months ended September 30, 2005 compared to the same period in 2004. The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the mortgage servicing rights (“MSRs”) to the loans sold.
The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $1.17 million and $1.62 million for the quarters ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, these activities produced revenue of $3.65 million and $5.38 million, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in net losses of $1.27 million and $291,000 for the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the sale of mortgage loans resulted in net losses of $2.61 million and $1.45 million, respectively. Historically, origination volumes have varied as mortgage interest rates have changed. Rising mortgage interest rates generally have resulted in a decrease in the volume of originations, while falling mortgage interest rates generally have resulted in an increased volume of originations. The Company originated mortgage loans totaling $165.36 million during the third quarter of 2005, an increase of 28.57% from $128.62 million for the third quarter of 2004.
Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the mortgage servicing rights over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to servicing revenue. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue. If permanent impairment exists, an other-than-temporary charge to income would be made during the quarter in which it is identified. During the first quarter of 2005, an other-than-temporary impairment charge of $2.40 million was recorded which permanently reduced the carrying amount of the MSRs. No other-than-temporary impairment charge to MSRs was determined necessary during the third quarter of 2005.
The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically declines and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated a gain of $3.04 million for the third quarter of 2005, while the servicing process generated a loss of $2.29 million for the third quarter of 2004. For the first nine months of 2005 and 2004, the servicing process generated gains of $3.73 million and $4.17 million, respectively. The fluctuation in servicing revenue is primarily a result of changes in the valuation of capitalized MSRs. Changing mortgage interest rates resulted in a recovery of previously recorded impairment expense of $2.79 million for the third quarter of 2005 and $3.05 million for the first nine months of 2005, while changing mortgage interest rates resulted in impairment expense of $2.25 million for the third quarter of 2004 and a recovery of previously recorded impairment expense of $4.81 million for the third quarter of 2004.
While service charges on deposit accounts remained relatively static overall for the three months and nine months ending September 30, 2005 compared to the same periods in 2004, the slight decrease noticed for the three months ended September 30, 2005 compared to September 30, 2004 was primarily a result of the Company’s waiver of certain fees and service charges for people and businesses in the areas affected by Hurricane Katrina. Trust income increased 4.95% for the third quarter of 2005 compared to the third quarter of 2004 and 8.36% for the nine months ending September 30, 2005 compared to the nine months ending September 30, 2004 as a result of increases in the value of assets under care (either managed or in custody).
Insurance commissions grew 3.23% to $14.83 million for the third quarter of 2005 and 7.44% to $45.19 million for the first nine months of 2005 compared to the same periods in 2004. The increase in insurance commissions is primarily a result of the increase in policies written and the addition of experienced producers since September 30, 2004. The Company plans to continue to expand the products and services offered by its insurance agencies. Because one of the Company’s three major insurance agencies is headquartered on the Mississippi Gulf Coast, its commission revenue will likely be negatively impacted by the hurricane in future quarters. We have not been able to quantify the potential lost commissions based on the information available.
Other noninterest revenue for the first nine months of 2005 included a gain of $2.97 million from the sale of student loans originated by the Company compared to a $2.79 million gain for sales of student loans in the first nine months of 2004. Other noninterest revenue for the first nine months of 2005 also included a $765,000 gain related to the sale of certain insurance agency accounts and a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network to which the Company retains access. Other noninterest revenue for the first nine months of 2004 included losses totaling $1.58 million relating to certain high-risk consumer loans that were either sold during the first nine months of 2004 or whose value was considered impaired and $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.
Noninterest Expense
The components of noninterest expense for the three months and nine months ended September 30, 2005 and 2004 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2005	2004	% Change
	(Dollars in thousands)
Salaries and employee benefits	$52,173	$49,176	6.09%
Occupancy, net of rental income	6,751	6,264	7.77
Equipment	5,501	5,390	2.06
Other	25,088	24,150	3.88

Total noninterest expense	$89,513	$84,980	5.33%

	Nine months ended
	September 30,
	2005	2004	% Change
	(Dollars in thousands)
Salaries and employee benefits	$157,992	$147,840	6.87%
Occupancy, net of rental income	20,004	18,303	9.29
Equipment	16,588	16,486	0.62
Other	75,193	72,387	3.88

Total noninterest expense	$269,777	$255,016	5.79%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2005 increased compared to the same periods in 2004, primarily as a result of the additional salaries and employee benefits and commissions of employees of Premier Bancorp, Inc. and Business Holding Corporation acquired on December 31, 2004, as well as the assistance given to employees located in areas affected by Hurricane Katrina. Occupancy expense also increased on a comparable three-month and nine-month period basis primarily because of additional locations and facilities opened since September 30, 2004, including the two acquisitions at the end of 2004. Equipment expense remained relatively static for the comparable three-month and nine-month periods as the Company continued to focus on controlling these expenses. The slight increase in other noninterest expense for the three months and nine months ended September 2005 compared to the same periods of 2004 was primarily a result of accruals for loss contingencies, actual losses and increased marketing-related expenses.
Income Tax
Income tax expense was $9.51 million for the third quarter of 2005, a 3.48% increase from $9.19 million for the third quarter of 2004. For the nine-month period ending September 30, 2005, income tax expense was $35.73 million compared to $36.48 million for the same period in 2004, representing a decrease of 2.07%. The decrease in income tax expense in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004 was a result of the decrease in net income before tax, as net income before tax decreased 11.99% for the third quarter of 2005 compared to the third quarter of 2004 and decreased 5.21% for the first nine months of 2005 compared to the first nine months of 2004. The effective tax rates for the third quarter of 2005 and 2004 were 29.37% and 24.98%, respectively, while the effective tax rates for the nine-month periods ended September 30, 2005 and 2004 were 30.77% and 29.78%, respectively. The increase in effective tax rates for 2005 compared to 2004 was the result of the reversal of a previously recorded tax contingency of approximately $1.50 million in the third quarter of 2004. The previously recorded tax contingency was determined to be no longer probable during the third quarter of 2004 because of the amount of time that had elapsed after being recorded. The effective tax rates were also affected by the receipt of state tax refunds of approximately $228,000 and $550,000 in the third quarter of 2005 and 2004, respectively.

FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2005 were $10.09 billion, or 91.22% of total assets, compared with $9.94 billion, or 91.67% of total assets, at December 31, 2004.
The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2005 were $1.26 billion, compared with $1.27 billion at December 31, 2004, a 1.49% decrease. Available-for-sale securities were $1.46 billion at September 30, 2005, compared to $1.68 billion at December 31, 2004, a 13.43% decrease. Proceeds from maturing held-to-maturity and available-for-sale securities have been used to help fund the loan growth that the Company experienced in 2005.
The Bank’s loan and lease portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned interest, totaled $7.09 billion at September 30, 2005, which represented a 3.72% increase from $6.84 billion at December 31, 2004. The growth in loans is primarily the result of favorable economic activity throughout most of the Bank’s markets.
At September 30, 2005, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At September 30, 2005, no particular loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.34% of loans and leases, net of unearned interest, at September 30, 2005 and 0.50% of loans and leases, net of unearned interest, at December 31, 2004. The Company has not quantified the impact on non-performing loans of extending loan payment dates for customers in the hurricane affected area.

Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.22 billion at September 30, 2005 as compared to $9.06 billion at December 31, 2004, representing a 1.79% increase. Noninterest bearing demand deposits increased by $201.24 million, or 13.96%, to $1.64 billion at September 30, 2005 from $1.44 billion at December 31, 2004, while interest bearing demand, savings and time deposits decreased $39.07 million, or 0.51%, to $7.58 billion at September 30, 2005 from $7.62 billion at December 31, 2004. By using maturing investment securities and lower cost demand deposits to fund recent loan growth, the Bank has restricted its growth in higher priced deposits.
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
If the Company’s traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding that it has not typically used and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.34% and 13.61%, respectively, at September 30, 2005. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at September 30, 2005. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.81% at September 30, 2005, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2005 as its Tier I capital, total capital and leverage capital ratios were 12.00%, 13.26%, and 8.55%, respectively.
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
Uses of Capital
The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, mergers with Premier Bancorp, Inc. and Business Holding Corporation were completed on December 31, 2004, and the consideration in each transaction was a combination of shares of the Company’s common stock and cash and the agreed upon merger consideration for the merger with American State Bank Corporation expected to be closed in the fourth quarter of 2005 is also a combination of the Company’s common stock and cash.
On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2005 through April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of September 30, 2005, 97,400 shares had been repurchased under this repurchase plan. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its current stock repurchase program during the terms of the program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this report for information about the Company’s repurchases during the three months ended September 30, 2005.
From January 1, 2001 through September 30, 2005, the Company had repurchased approximately 10.7 million shares of its common stock under various approved repurchase plans.
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

The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation (see Note 6 to the consolidated condensed financial statements included in this report). The $9.0 million in trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2005, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended September 30, 2005:

				Total Number of	Maximum Number of
				Shares Purchased	Shares that May
	Total Number			as Part of Publicly	Yet Be Purchased
	of Shares		Average Price	Announced Plans	Under the Plans
Period	Purchased		Paid per Share	or Programs (1)	or Programs
July 1 — July 31	—		$—	—	2,976,000
August 1 — August 31	97,400		22.23	97,400	2,878,600
September 1 — September 30	8,000	(2)	22.49	—	2,878,600

Total	105,400

(1)	On April 27, 2005, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.0 million shares of its common stock prior to April 30, 2007. During the three months ended September 30, 2005, the Company terminated no repurchase plans or programs and no such plans or programs expired.

(2)	The Company redeemed 8,000 shares from an employee during the third quarter of 2005 upon vesting of restricted stock for tax withholding purpose.
ITEM 6. EXHIBITS.
(2.1)	Agreement and Plan of Merger, dated as of August 9, 2005, between BancorpSouth, Inc. and American State Bank Corporation (filed as an exhibit to the Company’s Current Reports on Form 8-K and Form 8-K/A filed on August 11, 2005 and August 12, 2005, respectively (file number 1-12991) and incorporated herein by reference).

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).
(4.9)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.

(Registrant)

DATE: November 8, 2005	/s/ L. Nash Allen, Jr.

L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(2.1)
Agreement and Plan of Merger, dated as of August 9, 2005, between BancorpSouth, Inc. and American State Bank Corporation (filed as an exhibit to the Company’s Current Reports on Form 8-K and Form 8-K/A filed on August 11, 2005 and August 12, 2005, respectively (file number 1-12991) and incorporated herein by reference).

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