Form 10-K
period 2005-12-31
BANCORPSOUTH INC
filed 2006-03-13
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (662) 680-2000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common stock, $2.50 par value	New York Stock Exchange
Common stock purchase rights	New York Stock Exchange
Guarantee of 8.15% Preferred Securities
of BancorpSouth Capital Trust I
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $2.50 par value
Common stock purchase rights
Guarantee of 8.15% Preferred Securities of BancorpSouth Capital Trust I

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2005 was approximately $1,752,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2005.
     As of March 2, 2006, the registrant had outstanding 79,240,587 shares of common stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement used in connection with registrant’s 2006 Annual Meeting of Shareholders, to be held April 26, 2006, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I
ITEM 1. BUSINESS.
GENERAL
     BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982. Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. At December 31, 2005, the Company and its subsidiaries had total assets of approximately $11.77 billion and total deposits of approximately $9.61 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
     The Company’s Internet website address is www.bancorpsouth.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).
DESCRIPTION OF BUSINESS
     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking and trust business through 268 offices in 133 municipalities or communities in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
     The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates investment services, credit insurance and insurance agency subsidiaries which engage in investment brokerage services, credit insurance sales and sales of other insurance products. The Bank’s trust department offers a variety of services including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions. All of the Company’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.
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
     At December 31, 2005, the Company and its subsidiaries had approximately 4,008 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.
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

REGULATION AND SUPERVISION
     The following is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in these applicable laws, and their application by regulatory and law enforcement agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Company and its subsidiaries.
     The Company is a financial holding company regulated as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to regulation and supervision by the Federal Reserve. The Company is required to file annual reports with the Federal Reserve and such other information as it may require. The Federal Reserve may also conduct examinations of the Company. According to Federal Reserve policy, a financial holding company must act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a financial holding company may not be able to provide such support.
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
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) permits, among other things, the acquisition of savings associations by financial holding companies, irrespective of their financial condition, and increased the deposit insurance premiums for banks and savings associations. FIRREA also provides that commonly controlled federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a financial holding company such as the Company if it were to acquire another federally insured financial institution), arising as a result of their status as shareholders of a reimbursing financial institution.
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
     The Company is a legal entity that is separate and distinct from its subsidiaries. There are various legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to the Company or its affiliates. In particular, the Bank is subject to certain restrictions imposed by federal law, including without limitation, sections 23A and 23B of the Federal Reserve Act, on any extensions of credit to the Company or, with certain exceptions, other affiliates.

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
     In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a financial holding company if its actions constitute unsafe or unsound practices. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies, which outlined the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.
     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) was signed into law. IBBEA permits adequately capitalized and managed financial holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank must have been in existence for a certain minimum time period that may not exceed five years. A financial holding company may not, following an interstate acquisition, control more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state (unless the state enacts legislation to raise the 30% limit). States retain the ability to adopt legislation to effectively lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; provided, however, that mergers may not be approved with respect to banks located in a state that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.
     The Community Reinvestment Act of 1997 (“CRA”) and its implementing regulations are intended to encourage regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2005, the Company had a “satisfactory” rating under CRA.
     Under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), banks may associate with a company engaged principally in securities activities. The GLBA also permits a bank holding company to elect to become a “financial holding company,” allowing it to exercise expanded financial powers. Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The GLBA expressly characterizes certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, securities underwriting, dealing and making markets in securities and merchant banking. In order to qualify as a financial holding company, a bank holding company’s depository subsidiaries must be both well-capitalized and well-managed and must have at least a satisfactory rating under CRA. The Company elected to become a financial holding company during 2004.
     In addition, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as recently extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “USA Patriot Act”), requires each financial institution (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country. The USA Patriot Act also requires that financial institutions must follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
     The activities of the Company and its subsidiaries are also subject to regulation under other various federal laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practice Act, the Electronic Funds Transfer Act and the Currency and Foreign Transactions Reporting Act (Bank Secrecy Act), among others, as well as various state laws.
     The GLBA and other federal and state laws, as well as the various guidelines adopted by the Federal Reserve and the FDIC, provide for minimum standards of privacy to protect the confidentiality of the personal information of customers and to regulate the use of such information by financial institutions. The Company and its subsidiaries have adopted a customer information security program to comply with these regulatory requirements.
     The Bank’s insurance subsidiaries are regulated by the insurance regulatory authorities and applicable laws and regulations of the states in which they operate.
     The Bank’s investment services subsidiary is regulated as a registered investment adviser and broker-dealer by federal and/or state securities regulations and self-regulatory authorities.
     On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.
     In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of financial holding companies and their bank and non-bank subsidiaries. Management is not able to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company and its subsidiaries.
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
     Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property, although such loans may also be made infrequently on an unsecured basis. In many instances, the Bank requires personal guaranties of its commercial loans to provide additional credit support.

     The Bank has had very little exposure as an agricultural lender. Crop production loans have been either fully supported by the collateral and financial strength of the borrower, or else a 90% loan guaranty has been obtained through the Farm Service Agency on such loans.
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
     The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to contractors on both a pre-sold and a “speculation” basis. Such loans are also made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.
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
     In most cases, the Bank requires fire, extended casualty insurance and, where appropriate, wind and hail insurance and, where required by applicable regulations, flood insurance to be obtained by the borrower. The Bank maintains its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Mortgage loans originated by the Bank customarily include a “due on sale” clause giving the Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, the Bank enforces “due on sale” clauses. Borrowers are typically permitted to refinance or repay residential mortgage loans at their option without penalty.
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
     Consumer loans are granted based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Financial stability of the borrower and credit history are the primary factors to be considered in granting such loans. The availability of collateral is also a factor considered in making such loans. The Bank seeks collateral that can be assigned and has good marketability with a clearly adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.
OTHER FINANCIAL SERVICES
     The Bank’s consumer finance subsidiary has historically extended consumer loans to individuals and entities and operated a network of offices in Mississippi and Tennessee. During 2004, the consumer finance subsidiary sold all of its operating offices in Mississippi and reclassified the loans in its Tennessee offices as held for sale. During 2005, all but two of its operating offices in Tennessee were sold and the consumer finance subsidiary ceased making new loans at the two remaining offices. If a buyer for the remaining Tennessee consumer loans is not found, the Bank intends to transfer those loans into its loan portfolio.
     The Bank’s insurance service subsidiary serves as an agent in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana.
     The Bank’s investment services subsidiary provides brokerage, investment advisory and asset management services and operates in certain communities in Mississippi, Tennessee, Alabama, Arkansas, Louisiana and Texas.
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
     In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk loans. These loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Bank’s primary market areas, loans dependent on secondary liens as primary collateral and non-recourse loans. To the extent risks are identified, additional precautions are taken in order to reduce the Bank’s risk of loss. Commercial loans entail certain additional risks because they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, because payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.
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
RECENT ACQUISITONS
     On December 1, 2005, American State Bank Corporation (“ASB”), a financial holding company with approximately $358 million in assets headquartered in Jonesboro, Arkansas, merged with and into the Company. Pursuant to the merger, ASB’s subsidiary, American State Bank, merged with and into the Bank. Consideration paid to complete this transaction consisted of 1,127,544 shares of the Company’s common stock in addition to cash paid to ASB shareholders in the aggregate amount of $25,001,242. This transaction was accounted for as a purchase, and accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
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
Investment Portfolio
Held-to-Maturity Securities
     The following table shows the amortized cost of held-to-maturity securities at December 31, 2005, 2004 and 2003:

	December 31
	2005	2004	2003
	(In thousands)
U. S. Treasury securities	$5,148	$5,234	$7,315
U. S. Government agency securities	1,211,551	1,095,101	869,732
Taxable obligations of states and political subdivisions	9,029	13,570	14,383
Tax-exempt obligations of states and political subdivisions	166,776	132,386	151,694
Other securities	20,025	28,629	48,867

Total	$1,412,529	$1,274,920	$1,091,991

     The following table shows the maturities and weighted average yields at December 31, 2005 for the investment categories presented above:

	December 31, 2005
		U.S.	Obligations of
	U.S.	Government	States and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$279,170	$18,372	$13,013	3.34%
Maturing after one year but within five years	5,148	817,381	47,439	7,012	3.97%
Maturing after five years but within ten years	—	115,000	48,709	—	5.00%
Maturing after ten years	—	—	61,285	—	6.20%

Total	$5,148	$1,211,551	$175,805	$20,025

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
Available-for-Sale Securities
     The following table shows the book value of available-for-sale securities at December 31, 2005, 2004 and 2003:

	December 31
	2005	2004	2003
	(In thousands)
U. S. Treasury securities	$—	$305	$217,396
U. S. Government agency securities	1,178,326	1,484,060	1,515,506
Taxable obligations of states and political subdivisions	7,161	7,651	9,367
Tax-exempt obligations of states and political subdivisions	117,523	138,050	156,753
Other securities	50,872	51,663	90,668

Total	$1,353,882	$1,681,729	$1,989,690

     The following table shows the maturities and weighted average yields at December 31, 2005 for the investment categories presented above:

	December 31, 2005
		U.S.	Obligations of
	U.S.	Government	State and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$332,934	$17,997	$13,954	3.28%
Maturing after one year but within five years	—	798,126	51,285	14,164	3.66%
Maturing after five years but within ten years	—	23,285	20,042	—	5.68%
Maturing after ten years	—	23,981	35,360	22,754	5.78%

Total	$—	$1,178,326	$124,684	$50,872

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.
Loan and Lease Portfolio
     The Bank’s loans and leases are widely diversified by borrower and industry. The table below shows the composition of loans and leases by collateral type of the Bank at December 31 for the years indicated. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” included herein for more information regarding the Bank’s loan and lease portfolio.

	December 31
	2005	2004	2003	2002	2001
	(In thousands)
Commercial and agricultural	$930,259	$765,096	$743,286	$716,891	$691,463
Consumer and installment	388,610	415,615	533,755	727,083	865,188
Real estate mortgage	5,746,669	5,393,231	4,738,715	4,650,455	4,248,467
Lease financing	302,311	262,035	227,918	311,769	291,116
Other	33,363	29,067	23,583	29,070	30,811

Total gross loans	$7,401,212	$6,865,044	$6,267,257	$6,435,268	$6,127,045

Maturity Distribution of Loans and Leases
     The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio. The following table shows the maturity distribution of loans and leases net of unearned income of the Bank as of December 31, 2005:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and agricultural	$661,765	$252,592	$15,902
Consumer and installment	276,319	105,469	6,640
Real estate mortgage	4,088,052	1,560,386	98,231
Lease financing	189,821	72,454	4,561
Other	23,734	9,059	570

Total loans and leases, net of unearned income	$5,239,691	$1,999,960	$125,904

Sensitivity of Loans and Leases to Changes in Interest Rates
     The interest rate sensitivity of the Bank’s loan and lease portfolio is important in the management of effective interest differential. The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Bank’s loans and leases net of unearned income as of December 31, 2005:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio due after one year	$1,364,380	$761,484

Non-Accrual, Past Due and Restructured Loans and Leases
     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Bank’s non-performing loans and leases were as follows at December 31 for the years indicated:

	December 31
	2005	2004	2003	2002	2001
	(In thousands)
Non-accrual loans and leases	$8,816	$12,335	$18,139	$10,514	$10,825
Loans and leases 90 days or more past due	17,744	19,554	30,634	29,104	33,012
Restructured loans and leases	2,239	2,107	2,659	20	40

Total gross loans and leases	$28,799	$33,996	$51,432	$39,638	$43,877

     The total amount of interest earned on non-performing loans and leases was approximately $194,000, $195,000, $248,000, $274,000 and $493,000 in 2005, 2004, 2003, 2002 and 2001, respectively. The gross interest income that would have been recorded under the original terms of those loans and leases amounted to $600,000, $784,000, $1,334,000, $936,000 and $1,402,000 in 2005, 2004, 2003, 2002 and 2001, respectively.
     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s recorded investment in loans considered impaired at December 31, 2005, 2004, 2003, 2002 and 2001 was $13,505,000, $11,523,000, $13,979,000, $9,797,000 and $9,315,000, respectively, with a valuation allowance of $6,117,000, $5,279,000, $6,854,000, $4,827,000 and $4,480,000, respectively. The average recorded investment in impaired loans during 2005, 2004, 2003, 2002 and 2001 was $12,794,000, $14,579,000, $15,695,000, $9,408,000 and $10,396,000, respectively.
     The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At December 31, 2005, no single loan or lease of material significance was known to be potential non-performing loans and leases.
     At December 31, 2005, the Bank did not have any concentration of loans in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Bank does conduct business in a geographically concentrated area. The ability of the Bank’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Bank’s market area. The Bank automatically extended loan payment dates for customers’ in the hurricane-affected area. The Bank has not quantified the impact on non-performing loans of extending loan payment dates for these customers.
Summary of Credit Loss Experience
     In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict credit losses with certainty, management regularly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.
     Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee considers estimates of loss for individually analyzed credits as well as factors such as historical experience, changes in economic and business conditions and concentrations of risk in determining the level of the allowance for credit losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s loan administration, lending and finance departments. In each period, the Loan Loss Committee bases the allowance for credit losses on its loan classification system as well as an analysis of general economic and business trends in the Bank’s region and nationally. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the provision and the allowance for credit losses.
     Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.
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
     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the loan portfolio to total loans at December 31 for the years presented:

	2005		2004		2003
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$12,171	12.57%	$10,143	11.14%	$12,116	11.86%
Consumer & installment	10,458	5.25	7,659	6.05	10,311	8.52
Real estate mortgage	75,570	77.64	69,572	78.56	66,161	75.61
Lease financing	3,014	4.08	2,814	3.82	2,758	3.64
Other	287	0.46	1,485	0.43	766	0.37

TOTAL	$101,500	100.00%	$91,673	100.00%	$92,112	100.00%

	2002		2001
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$10,509	11.14%	$10,923	11.29%
Consumer & installment	12,212	11.30	12,853	14.12
Real estate mortgage	61,987	72.27	50,068	69.34
Lease financing	2,904	4.84	2,584	4.75
Other	263	0.45	6,722	0.50
TOTAL	$87,875	100.00%	$83,150	100.00%
     The table below sets forth certain information with respect to the Company’s loans (net of unearned income) and the allowance for credit losses for the five years ended December 31, 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Company’s allowance for credit losses.

	2005	2004	2003	2002	2001
	(Dollars in thousands)
LOANS
Average loans for the period	$7,026,009	$6,387,656	$6,276,805	$6,283,798	$6,010,840

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$91,673	$92,112	$87,875	$83,150	$81,730
Loans charged off:
Commercial and agricultural	(2,172)	(7,598)	(7,681)	(8,855)	(3,763)
Consumer and installment	(7,651)	(9,413)	(11,895)	(14,838)	(16,898)
Real estate mortgage	(10,187)	(7,119)	(4,686)	(5,490)	(3,764)
Lease financing	(423)	—	(479)	(193)	(464)

Total loans charged off	(20,433)	(24,130)	(24,741)	(29,376)	(24,889)

Recoveries:
Commercial and agricultural	1,063	1,230	834	838	394
Consumer and installment	2,384	2,528	2,140	2,085	3,092
Real estate mortgage	1,089	808	865	501	511
Lease financing	21	11	9	37	53

Total recoveries	4,557	4,577	3,848	3,461	4,050

Net charge-offs	(15,876)	(19,553)	(20,893)	(25,915)	(20,839)
Provision charged to operating expense	24,467	17,485	25,130	29,411	22,259
Other, net	1,236	1,629	—	1,229	—

Balance, end of period	$101,500	$91,673	$92,112	$87,875	$83,150

RATIOS
Net charge-offs to average loans	0.23%	0.31%	0.33%	0.41%	0.35%

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
     The following table shows the classification of deposits on an average basis for the three years ended December 31, 2005:

	Year Ended December 31
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$1,523,793	—	$1,298,290	—	$1,180,579	—
Interest bearing demand deposits	2,849,199	1.37%	2,673,026	0.91%	2,478,188	0.98%
Savings deposits	738,555	0.81%	782,031	0.72%	799,861	0.88%
Other time deposits	3,998,864	3.16%	4,063,173	2.69%	4,074,487	2.89%

Total deposits	$9,110,411		$8,816,520		$8,533,115

     Other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2005 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$503,786
Over three months through six months	292,682
Over six months through 12 months	427,978
Over 12 months	610,474

Total	$1,834,920

Return on Equity and Assets
     Return on average shareholders’ equity, return on average assets and the dividend payout ratios based on net income for each of the years in the three-year period ended December 31, 2005 were as follows:

	Year Ended December 31
	2005	2004	2003
Return on average shareholders’ equity	12.33%	12.67%	15.50%
Return on average assets	1.05	1.05	1.28
Dividend payout ratio	51.70	51.05	39.29
     The Company’s average shareholders’ equity as a percentage of average assets was 8.52%, 8.27% and 8.26% for 2005, 2004 and 2003, respectively. In 2005, the Company’s return on average shareholders’ equity (which is calculated by dividing net income by average shareholders’ equity) decreased compared to 2004 while its return on average assets (which is calculated by dividing net income by average total assets) was the same as 2004 and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) increased compared to 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” included herein for more information regarding the Company’s net income and the calculation of return on average shareholders’ equity and return on average assets.
Short-Term Borrowings
     The Company uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances.
     The following table sets forth, for the periods indicated, certain information about short-term borrowings and the components thereof:

	2005
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$2,300	3.8%	$9,953	3.0%	$45,000
Flexible repurchase agreements purchased	59,531	4.0	12,877	3.8	59,556
Securities sold under agreement to repurchase	686,308	3.4	481,238	2.6	686,308
Short-term FHLB advances	2,000	3.8	20,874	3.1	62,000

Total	$750,139		$524,942		$852,864

	2004
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$1,200	1.9%	$17,170	1.5%	$68,200
Flexible repurchase agreements purchased	5,721	2.7	10,308	2.2	14,471
Securities sold under agreement to repurchase	448,987	1.8	400,114	1.2	448,987
Short-term FHLB advances	12,500	3.6	49,536	1.3	185,000

Total	$468,408		$477,128		$716,658

	2003
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$1,500	0.7%	$7,768	1.2%	$102,000
Flexible repurchase agreements purchased	17,293	2.1	89,167	4.7	128,553
Securities sold under agreement to repurchase	418,221	1.0	369,087	1.1	436,548
Short-term FHLB advances	—	—	7,534	1.1	50,000

Total	$437,014		$473,556		$717,101

     Federal funds purchased generally mature the day following the date of purchase while securities sold under agreement to repurchase generally mature within 30 days from the date of the sale. At December 31, 2005, the Bank had established informal federal funds borrowing lines of credit aggregating $260 million.
     The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage collateral or 35% of the Bank’s assets.
ITEM 1A. RISK FACTORS.
     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s operating results, growth strategies and growth opportunities, interest earning assets and interest bearing liabilities, unsecured loans, credit card losses, commercial loans, earnings, rates of return on plan assets, discount rates, economic conditions in the Company’s market area, internal control over financial reporting, maturities of held-to-maturity securities, amortization expenses, valuation of mortgage servicing rights, diversification of revenue stream, asset quality, goodwill, net interest revenue, interest rate sensitivity, credit quality and credit losses, sources of liquidity and liquidity strategies, non-performing assets, dividends, future acquisitions, market risk, significant accounting policies, underwriting and loan administration policies, loans to directors and executive officers, indirect lending activities, market conditions, stock repurchase program, the impact of Hurricane Katrina, allowance for credit losses, actual or perceived financial condition of the Company’s borrowers, pension and other post-retirement benefit amounts, loans in the Tennessee office of the Bank’s consumer finance subsidiary, the Wright & Percy Insurance and Ramsey, Krug, Farrell & Lensing, Inc., acquisitions, expansion of products and services offered by the Company’s insurance agencies, competitive position, legal and regulatory limitations and compliance, junior subordinated debt securities, the adoption of SFAS No. 123R, the effect of certain legal claims and pending lawsuits, the audit by the Mississippi State Tax Commission, deferred tax assets, fair value discount rates and accelerated vesting of options.
     We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, the following:
•	The rate of economic recovery in the areas affected by Hurricane Katrina;

•	The ability of the Company to increase noninterest revenue and expand noninterest revenue business;

•	Changes in economic conditions and government fiscal and monetary policies;

•	Fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies;

•	The ability of the Company to maintain credit quality;

•	The ability of the Company to provide and market competitive products and services;

•	Changes in the Company’s operating or expansion strategy;

•	Geographic concentration of the Company’s assets and susceptibility to economic downturns in that area;

•	The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

•	Laws and regulations affecting financial institutions in general;

•	The ability of the Company to operate and integrate new technology;

•	The ability of the Company to manage its growth and effectively serve an expanding customer and market base;

•	The ability of the Company to attract, train and retain qualified personnel;

•	Changes in consumer preferences;

•	The ability of the Company to repurchase its common stock on favorable terms;

•	The ability of the Company to collect amounts due under loan agreements and attract deposits;

•	Legislation and court decisions related to the amount of damages recoverable in legal proceedings;

•	Possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	Other factors generally understood to affect the financial results of financial services companies;
     The Company undertakes no obligation to update its forward-looking statements to reflect events or circumstances that occur after the date of this Report.
     In addition to the factors listed above that could influence our forward-looking statements, management believes that the risk factors set forth below should be considered in evaluating the Company’s business. Other relevant risk factors are outlined below and may be supplemented from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.
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
Our allowance for loan losses may not be adequate to cover actual loan losses.
     We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income would decrease for any period in which we add additional amounts to our allowance for loans losses.

Hurricanes or other adverse weather events could negatively affect local economies where we maintain branch offices or cause disruption or damage to our branch office locations, which could have an adverse effect on our business or results of operations.
     Our operations include business in the States of Mississippi, Alabama, Louisiana and Texas, which includes areas susceptible to hurricanes or tropical storms. Such weather conditions can disrupt our operations, result in damage to our branch office locations or negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina devastated parts of the Mississippi Gulf Coast, causing substantial damage to residences and businesses in these areas, including 13 of our banking locations. We cannot predict whether or to what extent damage caused by future hurricanes or storms will affect our operations or the economies in our market areas, but such weather conditions could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of devastating hurricanes or storms.
Our operations are subject to extensive governmental regulation.
     BancorpSouth, Inc. is a financial holding company under the Bank Holding Company Act, and BancorpSouth Bank is a Mississippi state banking corporation. Accordingly, both are subject to extensive governmental regulation, legislation and control. These laws limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. We cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. We also cannot predict how any of these changes would adversely affect our business and prospects.
We face risks in connection with completed or potential acquisitions.
     We completed one acquisition in 2005 and, if appropriate opportunities present themselves, we intend to pursue additional acquisitions in the future that we believe are strategic. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully or integrate such acquisitions with our current business.
     Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel, and systems of acquired companies into our business, which may divert management’s attention from ongoing business operations. We cannot assure that we will be successful in integrating any acquired business effectively into the operations of our business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.
     The success of our acquisitions is dependent on the continued employment of several key employees. If acquired businesses do not meet projected revenue targets, or if certain key employees were to leave the businesses, we could conclude that the value of the businesses has decreased and that the related goodwill has been impaired. If we were to conclude that goodwill has been impaired that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.
Issuing additional shares of our common stock to acquire other banks, bank holding companies, financial holding companies and insurance agencies may result in dilution for existing shareholders and may adversely affect the market price of our stock.
     In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks, bank holding companies, financial holding companies and insurance agencies. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks, bank holding companies, financial holding companies and insurance agencies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.
Our ability to declare and pay dividends is limited by law.
     We derive our income solely from dividends received from owning the Bank’s common stock. Federal and state law limit the Bank’s ability to declare and pay dividends. In addition, the Federal Reserve may impose restrictions on our ability to declare and pay dividends on our common stock.

Our growth strategy includes risks that could have an adverse effect on financial performance.
     A significant element of our growth strategy is the acquisition of additional banks, bank holding companies, financial holding companies and insurance agencies in order to achieve greater economies of scale. We cannot assure you that the current level of growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy will require that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.
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
     The monetary policies of federal regulatory authorities, particularly the Federal Reserve, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature and timing of any changes in these monetary policies and economic conditions, including the Federal Reserve’s interest rate policies, or their impact on our financial performance. The banking business is subject to various material business risks, which may become more acute in periods of economic slowdown or recession. During such periods, foreclosures generally increase and such conditions could also lead to a potential decline in deposits and demand for loans.
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
Failure of our internal control over financial reporting could harm our business and financial results.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements, providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     The physical properties of the Company are held by its subsidiaries as follows:
a.	BancorpSouth Bank — The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor modern glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 75% of the space, with the remainder leased to various unaffiliated tenants.

The Bank owns 227 of its 255 branch banking facilities. The remaining 28 branch banking facilities are occupied under leases with unexpired terms ranging from one to 14 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition with the exception of those affected by Hurricane Katrina. The Company operated 13 banking locations along the Mississippi Gulf Coast at the time of the hurricane and all of those locations were damaged, some more severely than others. By the end of 2005, only three branches and a loan production office were not open. The Company is currently evaluating the future of the branches that had not reopened by the end of 2005. The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	Personal Finance Corporation — This wholly-owned subsidiary of the Bank occupies two leased offices, with the unexpired terms not exceeding nine months. The average size of these leased offices is approximately 1,000 square feet. All of these premises are considered to be in good condition.

c.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns three of the 12 offices it occupies. It leases nine offices that have unexpired terms varying in duration from one to nine years.

ITEM 3. LEGAL PROCEEDINGS.
     The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in six states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.
     Additionally, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolutions of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET FOR COMMON STOCK
     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2005	Fourth	$23.53	$19.93
	Third	25.24	21.38
	Second	23.97	19.91
	First	24.45	20.29

2004	Fourth	$25.25	$22.85
	Third	23.50	20.48
	Second	23.00	19.35
	First	24.09	21.30

HOLDERS OF RECORD
     As of March 2, 2006, there were 8,500 shareholders of record of the Company’s common stock.
DIVIDENDS
     The Company declared cash dividends each quarter in an aggregate annual amount of $0.76 per share during 2005 and $0.73 per share during 2004. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. Business – Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.
ISSUER PURCHASES OF EQUITY SECURITIES
     The Company made the following purchases of its common stock during the three months ended December 31, 2005:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs(1)	or Programs
October 1 - October 31	—	$—	—	2,878,600
November 1 - November 30	40,700	22.77	40,700	2,837,900
December 1 - December 31	178,400	22.72	178,400	2,659,500

Total	219,100

(1)	On April 27, 2005, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.0 million shares of its common stock prior to April 30, 2007. During the three months ended December 31, 2005, the Company terminated no repurchase plans or programs and no such plans or programs expired.
ITEM 6. SELECTED FINANCIAL DATA.
     The table below sets forth the Company’s selected financial and operating data. When reviewing this selected financial and operating data, it is important that you read along with it the historical financial statements and related notes included elsewhere in this Report, as well as the section of this Report captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for, among other things, a discussion of accounting changes and business combinations.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$559,936	$497,629	$526,911	$590,418	$660,475
Interest expense	204,379	163,837	175,805	218,892	331,093

Net interest revenue	355,557	333,792	351,106	371,526	329,382
Provision for credit losses	24,467	17,485	25,130	29,411	22,259

Net interest revenue, after provision for credit losses	331,090	316,307	325,976	342,115	307,123
Noninterest revenue	198,812	183,519	190,086	124,826	127,998
Noninterest expense	362,102	342,945	322,594	304,985	289,318

Income before income taxes	167,800	156,881	193,468	161,956	145,803
Income tax expense	52,601	46,261	62,334	49,938	47,340

Net income	$115,199	$110,620	$131,134	$112,018	$98,463

	Year Ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Per Share Data:
Net income: Basic	$1.47	$1.44	$1.69	$1.40	$1.19
Diluted	1.47	1.43	1.68	1.39	1.19
Cash dividends	0.76	0.73	0.66	0.61	0.57
Book value	12.33	11.74	11.15	10.40	9.92

Balance Sheet — Year-End Balances:
Total assets	$11,768,674	$10,848,193	$10,305,035	$10,189,247	$9,395,429
Total securities	2,766,411	2,988,407	3,081,681	2,835,547	2,193,654
Loans, net of unearned income	7,365,555	6,836,698	6,233,067	6,389,385	6,073,200
Total deposits	9,607,258	9,059,091	8,599,128	8,548,918	7,856,840
Long-term debt	137,228	141,094	138,498	139,757	140,939
Total shareholders’ equity	977,166	916,428	868,906	807,823	805,403

Selected Ratios:
Return on average assets	1.05%	1.05%	1.28%	1.13%	1.06%
Return on average equity	12.33%	12.67%	15.50%	13.81%	12.36%
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The Company is a regional financial holding company with approximately $11.8 billion in assets headquartered in Tupelo, Mississippi. The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
     Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations for the previous three years. For a complete understanding of the following discussion, you should refer to the Consolidated Financial Statements and related Notes presented elsewhere in this Report. This discussion and analysis is based on reported financial information, and certain amounts for prior years have been reclassified to conform with the current financial statement presentation. The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.
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
     During the third quarter of 2005, a significant and unpredictable event occurred that had a material impact on the Company’s operating results. Hurricane Katrina had a devastating impact on the Mississippi Gulf Coast region. The Company operated 13 banking locations along the Mississippi Gulf Coast at the time of the hurricane and all of these locations were damaged, some more severely than others. By the end of 2005, only three branches and a loan production office had not reopened for business. The Company is currently evaluating the future of these branches. Approximately 6% of the Bank’s loans and approximately 5% of the Bank’s deposits were located in the Mississippi Gulf Coast area at the time of the hurricane. One of the agencies that comprises part of the Company’s insurance subsidiary is headquartered on the Mississippi Gulf Coast and its operations were also impacted by the hurricane. The agency’s disaster recovery plan was quickly implemented and it was fully operational within a day of the hurricane, servicing its customers and processing claims.
     The impact of Hurricane Katrina decreased the Company’s annual net income by approximately $2.2 million, or $0.03 per diluted share. The reduced net income is a result of an increase in the provision for credit losses related to the hurricane, assistance for employees and others in the hurricane-affected area and lost noninterest revenue, a significant portion of which resulted from the Bank’s waiver of certain fees and service charges for individuals and businesses in the hurricane-affected area, with the decrease somewhat offset by receipt of hurricane-related insurance proceeds. The Bank also extended loan payment dates for customers in the hurricane-affected area. These items are discussed in more detail in the appropriate sections that follow.
     The continuing impact of the hurricane on the Company’s financial condition and results of operations may not be known for some time and must be measured by the extent of damage to the properties of the Company’s customers, including property pledged to the Bank as collateral, the impact of government and other forms of assistance, the uncertainty regarding the expected rate of economic recovery in the region affected by Hurricane Katrina and the final settlement with the Company’s insurance carrier with respect to damage to the Company’s properties. However, the Company has seen a significant increase in deposits in its Mississippi Gulf Coast offices as individuals and businesses received insurance proceeds related to damage caused by the hurricane. Also, the Company anticipates that significant lending opportunities will develop as the rebuilding process gains momentum.
     The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the years ended December 31, 2005, 2004 and 2003. Management believes that these amounts and ratios are key indicators of the Company’s financial performance.

(Dollars in thousands, except per share amounts)	2005	% Change	2004	% Change	2003
Net income	$115,199	4.1%	$110,620	(15.6)%	$131,134
Net income per share: Basic	$1.47	2.1	$1.44	(14.8)	$1.69
Diluted	$1.47	2.8	$1.43	(14.9)	$1.68
Return on average assets	1.05%	—	1.05%	(18.0)	1.28%
Return on average shareholders’ equity	12.33%	(2.7)	12.67%	(18.3)	15.50%
     The increase in the Company’s net income for 2005 when compared to 2004 was primarily attributable to the increase in its net interest revenue. The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. Net interest revenue for 2005 was $355.6 million, compared to $333.8 million for 2004 and $351.1 million for 2003. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. In 2005, the Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
     In recent years, the Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue for 2005 was $198.8 million, compared to $183.5 million for 2004 and $190.1 million in 2003. Noninterest revenue in 2005 was positively impacted by the $6.9 million gain from insurance proceeds relating to Hurricane Katrina. The increase was also the result of increases in insurance commissions and brokerage activities in 2005 as compared to 2004 and 2003. Both 2005 and 2004 noninterest revenue reflected decreases in mortgage lending as 2003 reflected record levels of mortgage loan originations for the Company as a result of the historically low mortgage loan interest rates during 2003. While service charges reflected a slight increase for 2005, service charge revenue was negatively impacted by the Company’s waiver of certain fees and service charges for people and businesses in the areas affected by Hurricane Katrina.
     Improved asset quality allowed net charge-offs to fall to 0.23% of average loans during 2005 from 0.31% of average loans in 2004 and 0.33% of average loans in 2003. Noninterest expense for 2005 was $362.1 million, an increase of 5.6% from $342.9 million for 2004 which was an increase of 6.3% from $322.6 million for 2003. The increase in noninterest expense primarily resulted from additional salaries and employee benefits associated with the acquisitions of three banks since late December 2004 and increased occupancy costs from opening new offices during 2005 as the Company continued to reinvest by expanding its branch and ATM networks while systems and operational consolidation efforts continued. The Company completed the acquisition of American State Bank Corporation on December 1, 2005. Pursuant to the merger, American State Bank Corporation’s banking subsidiary, American State Bank, merged with and into the Bank. The Company completed the acquisitions of Premier Bancorp, Inc. and Business Holding Corporation on December 31, 2004. Pursuant to the mergers, the banking subsidiaries of these two bank holding companies, Premier Bank of Brentwood and The Business Bank of Baton Rouge, merged with and into the Bank. Noninterest expense in 2005 was also impacted by expenses related to the Company’s hurricane relief efforts and assistance for affected employees. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report). The Company believes that its determination of the allowance for credit losses, the valuation of mortgage servicing rights and the estimation of pension and other post retirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.
Allowance for Credit Losses
     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. Also, at December 31, 2005, the impact of Hurricane Katrina on the Company’s loan customers in the hurricane-affected area was a significant factor in evaluating the adequacy of the allowance for credit losses. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the impact of Hurricane Katrina on such allowances. At December

31, 2005, the allowance for credit losses was $101.5 million, representing 1.37% of total loans and leases at year-end.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. MSRs are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. The MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The need for and the amount of valuation allowance to reflect the carrying value of MSRs at the lower of cost or fair value is a significant estimate and, if determined necessary, is reflected as a charge against mortgage lending revenue. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed by the independent third party and reviewed by management. The use of different estimates or assumptions could produce different fair values. Periodically, the Company reviews the stratification of loans in its servicing portfolio in conjunction with its valuation. The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2005, the Company’s mortgage servicing asset was $36.5 million, net of impairment of $5.2 million.
Pension and Postretirement Benefits
     Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates that the Company makes to determine pension related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these assumptions could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. We utilize the expertise of an independent third party to perform actuarial calculations related to the pension and other postretirement plans. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2005, 2004 and 2003. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. It is an assumption that reflects the rates available on long-term high-quality fixed-income debt instruments and is reset annually on the measurement date of each year. The Company lowered the discount rate used in 2005 to 5.75% from 6.00% in 2004 and 6.25% in 2003.
RESULTS OF OPERATIONS
Net Interest Revenue
     Net interest revenue increased 6.5% to $355.6 million in 2005 from $333.8 million in 2004, which represented a decrease of 4.9% from $351.1 million in 2003. The increase in net interest revenue for 2005 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. The decline in net interest revenue for 2004 primarily reflected the Company’s inability to reduce funding costs enough to offset falling asset yields. Net interest revenue is the difference between interest revenue earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and by changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.
     Interest revenue increased 12.3% to $569.1 million in 2005 from $507.0 million in 2004, which represented a decrease of 5.6% from $537.0 million in 2003. The increase in interest revenue during 2005 was attributable to a 2.8% increase in average interest earning assets to $10.0 billion in 2005 and an increase in the yield of those assets of 48 basis points to 5.68% in 2005. While average interest earning assets increased 2.5% to $9.8 billion in 2004, this increase in the amount of interest earning assets was more than offset by a decrease of 44 basis points in the yield of those assets to 5.20% in 2004, resulting in a decrease in interest revenue. The decrease in interest revenue in 2003 was attributable to a 3.1% increase in average interest earning assets to $9.5 billion in 2003 with this increase more than offset by a decrease of 88 basis points in the yield of those assets to 5.64% in 2003.
     Interest expense increased 24.7% to $204.4 million in 2005 from $163.8 million in 2004, which represented a decrease of 6.8% from $175.8 million in 2003. The increase in interest expense during 2005 was attributable to a 1.5% increase in average interest bearing liabilities to $8.4 billion in 2005 and an increase in the average rate paid on those liabilities of 46 basis points to 2.44% in 2005. While average interest bearing liabilities increased 2.1% to $8.3 billion in 2004, this increase in the amount of interest bearing liabilities was more than offset by a decrease of 19 basis points in the average rate paid on those liabilities to 1.98% in 2004. While interest bearing liabilities increased 2.5% to $8.1 billion during 2003, interest expense in 2003 decreased due to a 60 basis point decline in the average rate paid on those liabilities to 2.17%.
     The relative performance of the Company’s lending and deposit-raising functions is frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully-taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully-taxable equivalent yield earned on interest earning assets and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread because of the additional income earned on those assets funded by noninterest bearing liabilities, or free funding, such as noninterest bearing demand deposits and shareholders’ equity.
     Net interest margin for 2005 was 3.64%, an increase of 12 basis points from 3.52% for 2004, which represented a decrease of 28 basis points from 3.80% for 2003. Net interest rate spread for 2005 was 3.24%, an increase of 2 basis points from 3.22% for 2004, which represented a decrease of 25 basis points from 3.47% for 2003. The increase in net interest margin and net interest rate spread in 2005 was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.20% in 2004 to 5.68% in 2005, than the increase in the average rate paid on interest bearing liabilities, from 1.98% in 2004 to 2.44% in 2005. The earning asset yield increase for 2005 was a result of the favorable economic activity throughout most of the Bank’s markets driving increased interest rates as well as stronger loan demand. The Company has also maintained a conservative stance in the average maturity of its investment assets mitigating the Company’s liability-sensitivity as interest rates have increased. The decrease in net interest margin and net interest rate spread in 2004 and 2003 was primarily because of the larger decline in the earning asset yield relative to the decline in funding cost. In both 2004 and 2003, the earning asset yield decrease was a result of reduced loan activity and a lower yielding investment portfolio. While an increase in loans was noticed during the last six months of 2004, the absence of significant loan growth during 2004 and 2003 was attributable to competitive factors and the economic environment in both the Company’s regional market and the national market. With decreased demand for loans, the Company invested in various securities that traditionally provide lower yields than loans, and because of the lower prevailing interest rates during the majority of 2004 and 2003, proceeds from maturing securities were typically reinvested at lower yields than the maturing securities were earning.
     The Company experienced growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2005. Average interest earning assets increased 2.8% during 2005, 2.5% during 2004 and 3.1% during 2003. The asset growth was paced by increases in the Company’s securities portfolios as economic conditions and competition limited loan growth during 2003 and 2004 with the Company noticing an improvement in loan growth during 2005. Average interest bearing liabilities increased 1.5% during 2005, 2.1% during 2004 and 2.5% during 2003 because of increases in the Company’s deposits and short-term borrowings.
     The table below presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2005. Each of the measures is reported on a fully-taxable equivalent basis.

	2005			2004			2003
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$7,026,009	$453,094	6.45%	$6,387,656	$376,145	5.89%	$6,276,806	$401,500	6.40%
Loans held for sale	72,291	3,195	4.42%	63,405	2,401	3.79%	65,624	3,234	4.93%
Held-to-maturity securities:
Taxable	1,100,432	38,839	3.53%	1,213,525	45,735	3.77%	1,130,833	46,319	4.10%
Non-taxable (3)	143,679	10,027	6.98%	146,103	10,466	7.16%	164,762	12,455	7.56%
Available-for-sale securities:
Taxable	1,412,600	49,319	3.49%	1,665,605	60,192	3.61%	1,412,151	54,426	3.85%
Non-taxable (4)	129,519	9,307	7.19%	152,018	10,162	6.69%	191,589	12,108	6.32%
Federal funds sold, securities purchased under agreement to resell and short-term investments	139,444	5,294	3.80%	122,236	1,849	1.51%	275,243	6,935	2.52%

Total interest earning assets and revenue	10,023,974	569,075	5.68%	9,750,548	506,950	5.20%	9,517,008	536,977	5.64%
Other assets	1,040,527			895,873			810,463
Less: allowance for credit losses	(95,627)			(91,288)			(90,699)

Total	$10,968,874			$10,555,133			$10,236,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:

Demand — interest bearing	$2,849,199	$38,947	1.37%	$2,673,026	$24,193	0.91%	$2,478,188	$24,186	0.98%
Savings	738,555	5,967	0.81%	782,031	5,659	0.72%	799,861	7,074	0.88%
Other time	3,998,864	126,183	3.16%	4,063,173	109,282	2.69%	4,074,487	117,761	2.89%
Federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings	526,274	14,080	2.68%	479,129	6,003	1.25%	475,391	8,290	1.74%
Junior subordinated debt securities	138,714	11,142	8.03%	128,866	10,503	8.15%	125,011	10,188	8.15%
Long-term debt	137,902	8,060	5.84%	137,354	8,197	5.97%	139,082	8,306	5.97%

Total interest bearing liabilities and expense	8,389,508	204,379	2.44%	8,263,579	163,837	1.98%	8,092,020	175,805	2.17%
Demand deposits - noninterest bearing	1,523,793			1,298,290			1,180,579
Other liabilities	121,010			120,000			118,274

Total liabilities	10,034,311			9,681,869			9,390,873
Shareholders’ equity	934,563			873,264			845,899

Total	$10,968,874			$10,555,133			$10,236,772

Net interest revenue		$364,696			$343,113			$361,172

Net interest margin			3.64%			3.52%			3.80%
Net interest rate spread			3.24%			3.22%			3.47%
Interest bearing liabilities to interest earning assets			83.69%			84.75%			85.03%

(1)	Includes taxable equivalent adjustment to interest of $2,372,000, $2,112,000 and $1,469,000 in 2005, 2004 and 2003, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of $3,509,000, $3,662,000 and $4,359,000 in 2005, 2004 and 2003, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustment to interest of $3,258,000, $3,557,000 and $4,238,000 in 2005, 2004 and 2003, respectively, using an effective tax rate of 35%.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table below presents an analysis of rate and volume change in net interest revenue from 2004 to 2005 and from 2003 to 2004. Changes that are not solely a result of volume or rate have been allocated to volume.

	2005 over 2004 - Increase (Decrease)			2004 over 2003 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$41,166	$35,783	$76,949	$6,528	$(31,883)	$(25,355)
Loans held for sale	393	401	794	(84)	(749)	(833)
Held-to-maturity securities:
Taxable	(3,992)	(2,904)	(6,896)	3,116	(3,700)	(584)
Non-taxable	(169)	(270)	(439)	(1,337)	(652)	(1,989)
Available-for-sale securities:
Taxable	(8,833)	(2,040)	(10,873)	9,159	(3,393)	5,766
Non-taxable	(1,602)	747	(855)	(2,664)	718	(1,946)
Federal funds sold, securities purchased under agreement to resell and short-term investments	653	2,792	3,445	(2,314)	(2,772)	(5,086)

Total	27,616	34,509	62,125	12,404	(42,431)	(30,027)

INTEREST EXPENSE
Demand — interest bearing	2,408	12,346	14,754	1,763	(1,756)	7
Savings	(351)	659	308	(129)	(1,286)	(1,415)
Other time	(2,029)	18,930	16,901	(304)	(8,175)	(8,479)
Federal funds purchased, securities sold under agreement to repurchase and other short-term borrowings	1,261	6,816	8,077	47	(2,334)	(2,287)
Junior subordinated debt securities	792	(153)	639	315	—	315
Long-term debt	32	(169)	(137)	(103)	(6)	(109)

Total	2,113	38,429	40,542	1,589	(13,557)	(11,968)

Total increase (decrease)	$25,503	$(3,920)	$21,583	$10,815	$(28,874)	$(18,059)

Interest Rate Sensitivity
     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2005:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$6,809	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	409,531	—	—	—
Held-to-maturity securities	81,811	227,919	874,527	228,272
Available-for-sale and trading securities	104,521	249,516	634,476	365,369
Loans, net of unearned discount	3,930,509	1,309,182	1,999,960	125,904
Loans held for sale	74,271	—	—	—

Total interest earning assets	4,607,452	1,786,617	3,508,963	719,545

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits and savings	3,694,336	—	—	—
Other time deposits	939,723	1,719,508	1,450,920	3,879
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	750,139	—	—	—
Long-term debt and junior subordinated debt securities	2,462	1,431	58,694	219,488
Other	20	83	276	80

Total interest bearing liabilities	5,386,680	1,721,022	1,509,890	223,447

Interest rate sensitivity gap	$(779,228)	$65,595	$1,999,073	$496,098

Cumulative interest sensitivity gap	$(779,228)	$(713,633)	$1,285,440	$1,781,538

     In the event interest rates decline after 2005, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period, as the cost of funds will decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in the event interest rates increase after 2005, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at December 31, 2005 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.
Provisions for Credit Losses and Allowance for Credit Losses
     The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Bank include loan and lease growth, changes in nonperforming and past due loans and leases, historical loan and lease loss experience, delinquencies, management’s assessment of loan and lease portfolio quality, the value of collateral and concentrations of loans and leases to specific borrowers or industries. Some of the qualitative factors that the Bank considers include existing general economic conditions and the inherent risks of individual loans and leases.
     The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank. This provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
     At December 31, 2005, special consideration was given to evaluating the adequacy of the reserve for credit losses in light of the impact of Hurricane Katrina on South Mississippi. By December 31, 2005, over 80% of the Bank’s loans in the hurricane-affected area had been reviewed on a loan-by-loan basis by the Bank’s local lending staff, loan administration group or internal loan review group. The unreviewed loans were primarily small consumer loans with individual balances of $100,000 or less. The result of this loan-by-loan review was a $7.6 million increase in the allowance for credit losses at December 31, 2005.
     The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at December 31, 2005, 2004 and 2003 and net charge-offs and net charge-offs as a percentage of average loans and leases for those years are shown in the following table:

	December 31
	2005	2004	2003
	(Dollars in thousands)
Provision for credit losses	$24,467	$17,485	$25,130
Allowance for credit losses as a percentage of loans and leases outstanding	1.38%	1.34%	1.48%
Net charge-offs	$15,876	$19,553	$20,893
Net charge-offs as a percentage of average loans and leases	0.23%	0.31%	0.33%
     The provision for credit losses for 2005 increased 39.9% from the provision for 2004. The increase in the provision for credit losses in 2005 compared to 2004 reflects the net pre-tax increase in the provision of $7.6 million during 2005 related to the impact of Hurricane Katrina on the Mississippi Gulf Coast region. Excluding this increase, the provision for credit losses decreased 3.3% in 2005 compared to 2004, which reflects our continued improvement in the credit quality of our loan portfolio as well as the decreased level of charge-offs in 2005 compared to 2004, which were $15.9 million in 2005 compared to $19.6 million in 2004. The provision for credit losses for 2004 decreased 30.4% from the provision for 2003. The decrease in the provision for credit losses in 2004 as compared to 2003 reflected the improvement in the credit quality of our loan portfolio combined with the decreased level of charge-offs in 2004 compared to 2003, which were $19.6 million in 2004 compared to $20.9 million in 2003. Non-performing assets include non-accrual loans and leases, loans and leases more than 90 days past due, restructured loans and leases and foreclosed real estate. These assets serve as one indication of the quality of the Bank’s loan and lease portfolio. Non-performing assets totaled $44.7 million at December 31, 2005, compared to $48.7 million at December 31, 2004 and $66.4 million at December 31, 2003. The level of the Bank’s non-performing assets in 2005 and 2004 reflects the improvement in the credit quality of the Bank’s loans at December 31, 2005 and 2004, respectively. The level of the Bank’s non-performing assets in 2003 reflected the general slow-down in the overall economy of the region serviced by the Bank. The Bank has not quantified the impact on non-performing loans of extending loan payment dates for customers in the hurricane-affected area.
     For more information on nonperforming assets, see “Financial Condition – Loans and Leases.”
Noninterest Revenue
     The components of noninterest revenue for the years ended December 31, 2005, 2004 and 2003 and the percentage change from the prior year are shown in the following table:

	2005		2004		2003
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$9,573	(17.4)%	$11,593	(50.1)%	$23,252
Service charges	62,849	1.6	61,873	(0.0)	61,899
Trust income	8,466	10.0	7,698	6.7	7,214
Securities (losses) gains, net	472	171.4	(661)	(104.8)	13,837
Insurance commissions	59,598	5.8	56,338	41.7	39,749
Other	57,854	23.9	46,678	5.8	44,135

Total noninterest revenue	$198,812	8.3%	$183,519	(3.5)%	$190,086

     The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans, sell them in the secondary market and retain the MSRs to the loans sold.
     The mortgage origination process generates loan origination fees and net gains or losses from the sale of the mortgage loans originated, which is also referred to as secondary marketing. These activities produced revenue of $4.8 million, $7.0 million and $19.1 million for 2005, 2004 and 2003, respectively. Of the revenue from the origination process, the sale of mortgage loans resulted in a net loss of $3.7 million for 2005, a net loss of $1.8 million for 2004 and a net gain of $1.9 million for 2003. Rising mortgage interest rates generally have resulted in a decrease in the volume of originations, while falling mortgage interest rates generally have resulted in an increased volume of originations. The Company originated mortgage loans totaling $588 million during 2005, $576 million during 2004 and $1.2 billion during 2003. While mortgage loan originations remained relatively static during 2005 compared to 2004, the decrease of mortgage loans originated in 2004 reflected the historically low mortgage interest rates during 2003 that resulted in record levels of mortgage loan originations for the Company in 2003.
     Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. MSRs are carried as an asset at the lower of the capitalized amount, net of accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. This amortization is recognized as a reduction of servicing revenue. MSRs are also periodically evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to servicing revenue. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance may be recorded as an increase to servicing revenue. If permanent impairment exists, the MSR and the valuation allowance would be reduced during the quarter in which it is identified. During the first quarter of 2005, an other-than-temporary impairment of $2.40 million was identified resulting in a permanent reduction of the MSR and the valuation allowance. No other-than-temporary impairment to MSRs was identified after the first quarter of 2005.
     The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. When mortgage interest rates decline, refinancing of home mortgages typically accelerates and the value of the Company’s MSRs typically declines as the expected lives of the underlying mortgages shorten. When mortgage interest rates are rising, refinancing of home mortgages typically decline and the value of the Company’s MSRs typically increases as the expected lives of the underlying mortgages lengthen. The servicing process generated revenues of $4.8 million, $4.6 million and $4.1 million in 2005, 2004 and 2003, respectively. The fluctuation in servicing revenue was primarily a result of changes in the valuation of capitalized MSRs. For impairment testing of MSRs, additional strata or risk groupings based on interest rates were added in 2004 to better reflect the then current mix of loans in the servicing portfolio. The addition of these strata had no material impact on the impairment calculation at December 31, 2005 and 2004. Changing mortgage interest rates in 2005, 2004 and 2003 resulted in a temporary impairment recovery of $3.8 million, $5.1 million and $5.7 million, respectively.

     The following table presents of the Company’s mortgage lending operations for 2005, 2004 and 2003:

	2005		2004		2003
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Origination revenue	$4,803	(31.4)%	$7,004	(63.4)%	$19,126

Servicing:
Servicing revenue	957	282.3	(525)	66.0	(1,545)
Impairment recovery (expense)	3,813	(25.4)	5,114	(9.8)	5,671

Total	4,770	3.9	4,589	11.2	4,126

Mortgage revenue	$9,573	(17.4)	$11,593	(50.1)	$23,252

	(Dollars in millions)
Origination volume	$588	2.1	$576	(51.8)	$1,196

Mortgage loans serviced at year-end	$2,763	(0.4)	$2,775	(2.2)	$2,836

     Although total deposits increased, service charges on deposit accounts remained relatively stable in 2005 as a result of a growth in accounts without the service charge feature combined with the Company’s waiver of certain fees and service charges for people and businesses in the areas affected by Hurricane Katrina. Service charges on deposit accounts remained relatively stable in 2004 as a result of a growth in accounts without the service charge feature. Trust income increased 10.0% in 2005, 6.7% in 2004 and 2.7% in 2003 as a result of increases in the value of assets under care (either managed or in custody). Net securities gains of $472,000 were recorded in 2005, while net securities losses of $661,000 and net securities gains of $13.8 million were recorded in 2004 and 2003, respectively. These amounts reflected the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity or had been downgraded below management’s investment policy thresholds from the held-to-maturity portfolio. The security losses in 2004 included a $1.5 million other-than-temporary impairment charge for certain investments in Fannie Mae and Freddie Mac preferred stock. The security gains in 2003 were primarily a result of the sale of approximately $720 million in intermediate term securities pursuant to the Company’s efforts to manage the interest rate sensitivity of the Company’s assets and liabilities.
     The increase in insurance commissions in 2005 was primarily a result of the increase in policies written and the addition of experienced producers during 2005. Revenue from insurance commissions increased in 2004 and 2003 as a result of the acquisition of two insurance agencies during 2003. The Company plans to continue to expand the products and services offered by its insurance agencies. Because one of the Company’s three major insurance agencies is headquartered on the Mississippi Gulf Coast, its commission revenue will likely be negatively impacted by the hurricane during 2006. The Company has not been able to quantify the potential lost commissions resulting from Hurricane Katrina based on the information available. The increase in other noninterest revenue in 2005 was primarily a result of the $6.9 million gain from insurance proceeds relating to the hurricane. This gain is primarily the result of insurance proceeds exceeding the Company’s write-off of damage to its premises and equipment as a result of the hurricane. Other noninterest revenue in 2005 also included a $765,000 gain related to the sale of certain insurance agency accounts, a $831,000 gain on the sale of a branch bank and a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network in which the Company continues to participate and retain access. The increases in other noninterest revenue in 2004 and 2003 were primarily attributable to fees generated from brokerage activities as well as increased customer account analysis charges and debit card net interchange fees. Other noninterest revenue included gains of $3.1 million, $2.9 million and $2.9 million in 2005, 2004 and 2003, respectively, from the sales of student loans originated by the Company. Other noninterest revenue in 2004 also included $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.
Noninterest Expense
     The components of noninterest expense for the years ended December 31, 2005, 2004 and 2003 and the percentage change from the prior year are shown in the following table:

	2005		2004		2003
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$211,950	6.7%	$198,692	9.3%	$181,810
Occupancy, net	27,137	8.8	24,953	8.6	22,973
Equipment	22,179	1.7	21,815	(6.8)	23,411
Other	100,836	3.4	97,485	3.3	94,400

Total noninterest expense	$362,102	5.6%	$342,945	6.3%	$322,594

Salaries and employee benefits expense for 2005, 2004 and 2003 increased as a result of increases in incentive payments (especially commission based), salary increases, increases in the cost of employee heath care benefits, salaries and commissions of employees of the two insurance agencies acquired during 2003 and Premier Bancorp, Inc. and Business Holding Corporation acquired on December 31, 2004 and of American State Bank Corporation acquired on December 1, 2005, and the hiring of employees to staff the banking locations added during those years. Assistance given to employees located in areas affected by Hurricane Katrina also increased the salaries and employee benefits expense for 2005. Pension plan costs, a component of salaries and employee benefits expense, increased to $7.1 million in 2005 after decreasing slightly to $6.5 million in 2004 compared to $6.7 million in 2003. Occupancy expense increased in 2005, 2004 and 2003 principally as a result of additional branch offices, additional bank buildings and the insurance agency and bank acquisitions previously discussed. Equipment expense remained relatively static when comparing 2005 to 2004 and reflected decreases in 2004 and 2003 in response to the Company’s continuing focus on controlling expenses. The increases in noninterest expense reflected normal increases and general inflation in the cost of services and supplies purchased by the Company during 2005 and 2004.
Income Taxes
     Income tax expense was $52.6 million in 2005, $46.3 million in 2004 and $62.3 million in 2003. Income tax expense for each year fluctuated based on pre-tax income. The effective tax rate for 2005 was 31.3% compared to 29.5% in 2004 and 32.2% in 2003. The increase in the effective tax rate in 2005 compared to 2004 and the corresponding decrease in the effective tax rate in 2004 compared to 2003 was the result of the reversal of a previously recorded tax contingency of approximately $1.5 million and the receipt of approximately $550,000 in state tax refunds during 2004. The previously recorded tax contingency was determined to be no longer necessary. The state tax refund resulted from the filing of an amended return. Details of the deferred tax assets and liabilities are included in Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report.
FINANCIAL CONDITION
Loans and Leases
     The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 70.1% of average earning assets during 2005. The following table indicates the average loans and leases, year-end balances of the loan and lease portfolio and the percentage increases for the years presented:

	2005		2004		2003
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Loans and leases, net of unearned — average	$7,026	10.0%	$6,388	1.8%	$6,277

Loans and leases, net of unearned — year-end	7,366	7.7	6,837	9.7	6,233
     Average loans increased 10.0% in 2005 compared to 2004. Loans outstanding at December 31, 2005 increased 7.7% compared to December 31, 2004 with 3.8% of the increase related to the acquisition of American State Bank Corporation on December 1, 2005. Loans outstanding at December 31, 2004 increased 9.7% compared to December 31, 2003 with 4.5% of the increase related to the acquisition of Premier Bancorp and Business Holding

Corporation on December 31, 2004. The overall lack of significant loan growth during 2004 was primarily attributable to competitive factors and the slow economic recovery in both the Company’s regional and the national economies during those years.
     Quality is stressed in the Company’s lending policy as opposed to growth. The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2005	2004	2003
	(Dollars in thousands)
Foreclosed properties	$15,947	$14,741	$14,952
Non-accrual loans	8,816	12,335	18,139
Loans 90 days or more past due, still accruing	17,744	19,554	30,634
Restructured loans	2,239	2,107	2,659

Total non-performing assets	$44,746	$48,737	$66,384

Total non-performing assets as a percentage of net loans	0.61%	0.71%	1.07%

     The level of the Company’s non-performing assets in 2005, 2004 and 2003 reflected a general improvement in the overall economy of the region serviced by the Company. Because the Company is primarily a secured lender, management does not anticipate a significant rise in charge-offs. The Company has not quantified the impact on non-performing loans of extending loan payment dates for customers in the hurricane-affected area. The Company has not, as a matter of policy, made or participated in any loans or investments relating to extraordinary corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2005, 2004 and 2003, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.
     Included in non-performing assets discussed above were loans the Company considered impaired totaling $13.5 million, $11.5 million and $14.0 million at December 31, 2005, 2004 and 2003, respectively.
Securities and Other Earning Assets
     The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $284.3 million at December 31, 2005, compared to $279.0 million at the end of 2004. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
     At December 31, 2005, the Company’s available-for-sale securities totaled $1.4 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2005, the Company held no securities whose decline in fair value was considered other than temporary.
     Net unrealized losses on investment securities as of December 31, 2005 totaled $42.5 million. Net unrealized losses on held-to-maturity securities comprised $20.1 million of that total, while net unrealized losses on available-for-sale securities were $22.4 million. Net unrealized gains on investment securities as of December 31, 2004 totaled $3.3 million. Of that total, $2.3 million was attributable to held-to-maturity securities and $1.0 million was attributable to available-for-sale securities.
Deposits
     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits for the years presented.
     The following table presents the Company’s average deposit mix and percentage change for the years indicated:

	2005		2004		2003
	Average	%	Average	%	Average
	Balance	Change	Balance	Change	Balance
	(Dollars in millions)
Interest bearing deposits	$7,587	0.9%	$7,518	2.3%	$7,353

Noninterest bearing deposits	1,524	17.4	1,298	10.0	1,181

Total average deposits	$9,110	3.3	$8,817	3.3	$8,533

Liquidity and Capital Resources
     One of the Company’s goals is to provide adequate funds to meet increases in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from the Bank’s operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allows the Company to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations over both the short-term and the long-term.
     To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides liquidity to fund term loans with borrowings of matched or longer maturities. At December 31, 2005, the Company had long-term advances from the FHLB totaling approximately $137 million, bearing interest rates from 3.02% to 7.19%. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $1.1 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2005.
     Further, the Company had informal federal funds borrowing arrangements aggregating approximately $260 million at December 31, 2005. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio. If these traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.
Off-Balance Sheet Arrangements
     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2005, commitments to extend credit included approximately $119 million for letters of credit and approximately $1.9 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of approximately $35.1 million at December 31, 2005, with a carrying value and fair value reflecting a gain of approximately $5,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2005, the Company had $55.7 million in such commitments to sell, with a carrying value and fair value reflecting a loss of approximately $259,000. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital
     The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, were 12.85% and 14.11%, respectively, at December 31, 2005, compared to 12.41% and 13.67%, respectively, at December 31, 2004. Both ratios exceeded the required minimum levels of 4% and 8%, respectively, for each period. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.65% at December 31, 2005 and 8.76% at December 31, 2004, compared to the required minimum Tier I leverage capital ratio of 4%.
     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category as of December 31, 2005 as its Tier I capital, total capital and leverage capital ratios were 12.61%, 13.88% and 8.47%, respectively.
     There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to have a material adverse effect on its ability to meet its cash obligations.
Uses of Capital
     The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger with American State Bank Corporation was completed on December 1, 2005 and the mergers with Premier Bancorp, Inc. and Business Holding Corporation were completed on December 31, 2004. The consideration in each transaction was a combination of shares of the Company’s common stock and cash (see Note 2 to the Company’s Consolidated Financial Statements included elsewhere in this Report).
     On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2005 and April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2005, 340,500 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program.
     From January 1, 2001 through December 31, 2005, the Company had repurchased approximately 10.9 million shares of its common stock under various approved repurchase programs.
     In 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of 5.0 million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve guidelines.

The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve that trust preferred securities will no longer qualify as Tier I capital.
     The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation and assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation (see Notes 2 and 11 to Consolidated Financial Statements). The aggregate $15.5 million in trust preferred securities qualifies as Tier I capital under Federal Reserve guidelines.
Contractual Obligations
     The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 22 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2005:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual obligations:
Deposit maturities	$9,607,258	$8,152,458	$1,117,356	$333,564	$3,880
Junior subordinated debt	144,847	—	—	—	144,847
Long-term debt	137,228	—	55,469	4,340	77,419
Other borrowings	3,030	2,335	540	56	99
Operating lease obligations	20,882	5,541	8,232	3,895	3,214
Purchase obligations	34,767	13,899	19,068	1,800	—

Total contractual obligations	$9,948,012	$8,174,233	$1,200,665	$343,655	$229,459

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
     Additionally, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolutions of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.
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
ITEM 7A. – QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. This risk of loss can be reflected in either reduced potential net interest revenue in future periods or diminished market values of financial assets.
     The Company’s market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on its assets and owes on its liabilities are established contractually for a period of time. Because market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. Several techniques might be used by a financial institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the measurement of its asset/liability gap, that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.
     Management seeks to manage interest rate risk through the utilization of various tools that include matching repricing periods for new assets and liabilities and managing the composition and size of the investment portfolio so as to reduce the risk in the deposit and loan portfolios, while at the same time maximizing the yield generated from the portfolio.
     The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005
	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans and leases	$2,141,529	$900,141	$617,849	$282,309	$199,661	$125,904	$4,267,393	$4,213,579
Average interest rate	6.69%	5.95%	5.71%	5.90%	4.83%	5.75%	6.22%
Variable interest rate loans and leases	$3,172,433	—	—	—	—	—	$3,172,433	$3,152,585
Average interest rate	6.88%	—	—	—	—	—	6.88%
Fixed interest rate securities	$708,072	$504,370	$487,336	$348,842	$137,569	$580,222	$2,766,411	$2,746,299
Average interest rate	3.62%	4.52%	4.02%	4.35%	4.49%	4.51%	4.18%
Other interest bearing assets	$416,340	—	—	—	—	—	$416,340	$416,340
Average interest rate	4.14%	—	—	—	—	—	4.14%

Mortgage servicing rights (1)	—	—	—	—	—	—	$34,472	$34,472

Rate-sensitive liabilities:
Savings and interest bearing checking	$3,694,336	—	—	—	—	—	$3,694,336	$3,694,336
Average interest rate	1.44%	—	—	—	—	—	1.44%
Fixed interest rate time deposits	$2,659,230	$647,304	$470,052	$218,950	$114,614	$3,880	$4,114,030	$4,115,489
Average interest rate	3.21%	3.78%	3.86%	4.05%	4.22%	4.97%	3.45%
Fixed interest rate borrowings	$1,995	$2,136	$52,439	$2,205	$2,189	$221,569	$282,533	$289,717
Average interest rate	6.50%	6.51%	5.83%	3.76%	3.85%	7.33%	6.98%
Variable interest rate borrowings	$750,139	—	—	—	—	—	$750,139	$750,139
Average interest rate	3.43%	—	—	—	—	—	3.43%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$35,102	—	—	—	—	—	$35,102	$35,102
Average interest rate	6.10%	—	—	—	—	—	6.10%
Forward contracts to sell individual fixed rate mortgage loans	$55,676	—	—	—	—	—	$55,676	$55,676
Average interest rate	6.16%	—	—	—	—	—	6.16%

(1)	Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.
     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. Business – Selected Statistical Information – Investment Portfolio” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets.”

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SELECTED QUARTERLY FINANCIAL DATA
Summary of Quarterly Results

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2005		(In thousands, except per share amounts)
Interest revenue	$132,111	$136,046	$141,782	$149,997
Net interest revenue	87,129	87,717	88,441	92,270
Provision for credit losses	4,787	2,980	14,725	1,975
Income before income taxes	46,573	37,184	32,366	51,677
Net income	31,744	25,790	22,859	34,806
Earnings per share: Basic	0.41	0.33	0.29	0.44
Diluted	0.40	0.33	0.29	0.44
Dividends per share	0.19	0.19	0.19	0.19
2004
Interest revenue	$123,186	$123,683	$124,506	$126,255
Net interest revenue	83,482	83,684	82,958	83,668
Provision for credit losses	4,015	4,835	3,530	5,104
Income before income taxes	39,501	46,234	36,775	34,372
Net income	27,165	31,273	27,588	24,594
Earnings per share: Basic	0.35	0.41	0.36	0.32
Diluted	0.35	0.40	0.36	0.32
Dividends per share	0.18	0.18	0.18	0.19
2003
Interest revenue	$137,682	$133,194	$129,812	$126,223
Net interest revenue	90,144	87,069	87,808	86,085
Provision for credit losses	6,522	6,472	4,664	7,472
Income before income taxes	59,015	42,179	50,413	41,861
Net income	39,148	29,241	33,874	28,870
Earnings per share: Basic	0.51	0.38	0.43	0.37
Diluted	0.50	0.37	0.43	0.37
Dividends per share	0.16	0.16	0.16	0.18

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In performing the assessment of the Company’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of American State Bank Corporation, a corporation that merged with and into the Company on December 1, 2005, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business’s internal control over financial reporting before the end of the fiscal year. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2005. For more information on the scope of management’s assessment of the Company’s internal control over financial reporting, please see “Scope of Management’s Report on Internal Control Over Financial Reporting” on page 81 of this Report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.
     The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 43 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
BancorpSouth, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that BancorpSouth, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that BancorpSouth, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     In performing its assessment of BancorpSouth, Inc.’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of American State Bank Corporation, a corporation that merged with and into BancorpSouth, Inc. on December 1, 2005, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business’s internal control over financial reporting before the end of the fiscal year. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2005. Our audit of internal control over financial reporting of BancorpSouth, Inc. also excluded an evaluation of the internal control over financial reporting of American State Bank Corporation.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Memphis, Tennessee
March 9, 2006

CONSOLIDATED FINANCIAL STATEMENTS
Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
BancorpSouth, Inc.:
     We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
March 9, 2006

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries	December 31
	2005	2004
	(In thousands)
Assets
Cash and due from banks	$461,659	$315,849
Interest bearing deposits with other banks	6,809	6,687
Held-to-maturity securities (fair value of $1,392,417 and $1,277,189, respectively)	1,412,529	1,274,920
Available-for-sale securities (amortized cost of $1,376,310 and $1,680,733, respectively)	1,353,882	1,681,729
Trading securities, at fair value	—	31,758
Federal funds sold and securities purchased under agreement to resell	409,531	27,414
Loans and leases	7,401,212	6,865,044
Less: Unearned income	35,657	28,346
Allowance for credit losses	101,500	91,673

Net loans and leases	7,264,055	6,745,025
Loans held for sale	74,271	85,225
Premises and equipment, net	261,172	228,524
Accrued interest receivable	78,730	66,471
Goodwill	138,754	109,719
Other assets	307,282	274,872

Total Assets	$11,768,674	$10,848,193

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,798,892	$1,442,067
Interest bearing	2,965,057	2,754,535
Savings	729,279	762,989
Other time	4,114,030	4,099,500

Total deposits	9,607,258	9,059,091
Federal funds purchased and securities sold under agreement to repurchase	748,139	455,908
Other short-term borrowings	2,000	12,500
Accrued interest payable	24,435	17,939
Junior subordinated debt securities	144,847	138,145
Long-term debt	137,228	141,094
Other liabilities	127,601	107,088

Total Liabilities	10,791,508	9,931,765

Shareholders’ Equity
Common stock, $2.50 par value
Authorized - 500,000,000 shares; Issued - 79,237,345 and 78,037,878 shares, respectively	198,093	195,095
Capital surplus	108,961	81,122
Accumulated other comprehensive loss	(16,233)	(802)
Retained earnings	686,345	641,013

Total Shareholders’ Equity	977,166	916,428

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$11,768,674	$10,848,193

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2005	2004	2003
	(In thousands, except per share amounts)
Interest Revenue
Loans and leases	$450,722	$374,033	$400,029
Deposits with other banks	593	653	347
Federal funds sold and securities purchased under agreement to resell	4,701	1,195	6,588
Held-to-maturity securities:
Taxable	38,839	45,734	46,320
Tax-exempt	6,518	6,804	8,096
Available-for-sale securities:
Taxable	49,319	60,204	54,426
Tax-exempt	6,049	6,605	7,871
Loans held for sale	3,195	2,401	3,234

Total interest revenue	559,936	497,629	526,911

Interest Expense
Deposits	171,097	139,133	149,022
Federal funds purchased and securities sold under agreement to repurchase	13,339	5,226	8,114
Other	19,943	19,478	18,669

Total interest expense	204,379	163,837	175,805

Net interest revenue	355,557	333,792	351,106
Provision for credit losses	24,467	17,485	25,130

Net interest revenue, after provision for credit losses	331,090	316,307	325,976

Noninterest Revenue
Mortgage lending	9,573	11,593	23,252
Service charges	62,849	61,873	61,899
Trust income	8,466	7,698	7,214
Securities gains (losses), net	472	(661)	13,837
Insurance commissions	59,598	56,338	39,749
Other	57,854	46,678	44,135

Total noninterest revenue	198,812	183,519	190,086

Noninterest Expense
Salaries and employee benefits	211,950	198,692	181,810
Occupancy, net of rental income	27,137	24,953	22,973
Equipment	22,179	21,815	23,411
Other	100,836	97,485	94,400

Total noninterest expense	362,102	342,945	322,594

Income before income taxes	167,800	156,881	193,468
Income tax expense	52,601	46,261	62,334

Net Income	$115,199	$110,620	$131,134

Net Income Per Share: Basic	$1.47	$1.44	$1.69

Diluted	$1.47	$1.43	$1.68

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
		(Dollars in thousands, except per share amounts)
Balance, December 31, 2002	77,680,664	$194,202	$20,773	$37,744	$555,104	$807,823
Net income	—	—	—	—	131,134	131,134
Change in fair value of available-for-sale securities, net of tax effect of ($14,457)				(23,142)		(23,142)
Minimum pension liability, net of tax effect of ($188)	—	—	—	(304)	—	(304)

Comprehensive income	—	—	—	—	—	107,688
Business combinations	900,227	2,251	16,747	—	—	18,998
Other shares issued	432,469	1,081	5,824	—	—	6,905
Recognition of stock compensation	—	—	—	—	771	771
Purchase of stock	(1,086,715)	(2,717)	—	—	(19,734)	(22,451)
Cash dividends declared, $0.66 per share	—	—	—	—	(50,828)	(50,828)

Balance, December 31, 2003	77,926,645	194,817	43,344	14,298	616,447	868,906
Net income	—	—	—	—	110,620	110,620
Change in fair value of available-for-sale securities, net of tax effect of ($8,541)	—	—	—	(14,001)	—	(14,001)
Minimum pension liability, net of tax effect of ($681)	—	—	—	(1,099)	—	(1,099)

Comprehensive income	—	—	—	—	—	95,520
Business combinations	1,432,869	3,582	33,178	—	—	36,760
Other shares issued	297,635	744	4,759	—	(88)	5,415
Recognition of stock compensation	—	—	—	—	656	656
Purchase of stock	(1,619,271)	(4,048)	(159)	—	(30,504)	(34,711)
Cash dividends declared, $0.73 per share	—	—	—	—	(56,118)	(56,118)

Balance, December 31, 2004	78,037,878	195,095	81,122	(802)	641,013	916,428
Net income	—	—	—	—	115,199	115,199
Change in fair value of available-for-sale securities, net of tax effect of ($8,969)	—	—	—	(14,454)	—	(14,454)
Minimum pension liability, net of tax effect of ($605)	—	—	—	(977)	—	(977)

Comprehensive income	—	—	—	—	—	99,768
Business combinations	1,127,544	2,818	22,472	—	—	25,290
Other shares issued	619,181	1,548	5,527	—	(86)	6,989
Recognition of stock compensation	—	—	—	—	337	337
Purchase of stock	(547,258)	(1,368)	(160)	—	(10,410)	(11,938)
Cash dividends declared, $0.76 per share	—	—	—	—	(59,708)	(59,708)

Balance, December 31, 2005	79,237,345	$198,093	$108,961	$(16,233)	$686,345	$977,166

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Operating Activities:
Net income	$115,199	$110,620	$131,134
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,467	17,485	25,130
Depreciation and amortization	24,474	23,597	25,507
Deferred taxes	22,814	(5,391)	8,210
Amortization of intangibles	13,427	14,546	15,257
Amortization of debt securities premium and discount, net	15,369	19,356	11,692
Security losses (gains), net	(473)	662	(13,837)
Net deferred loan origination expense	(7,180)	(7,407)	(7,703)
(Increase) decrease in interest receivable	(9,254)	10,616	7,700
Increase (decrease) in interest payable	5,985	263	(6,166)
Realized gain on student loans sold	(3,124)	(2,939)	(2,880)
Proceeds from student loans sold	116,690	109,811	107,595
Origination of student loans held for sale	(108,071)	(108,508)	(80,909)
Realized gain on mortgages sold	(7,117)	(8,104)	(18,232)
Proceeds from mortgages sold	566,546	609,533	1,190,114
Origination of mortgages held for sale	(553,970)	(610,349)	(1,149,447)
Realized gain on insurance proceeds related to Hurricane Katrina	(6,877)	—	—
Increase in bank-owned life insurance	(8,167)	(54,958)	(6,430)
Other, net	(13,208)	(11,564)	(26,918)

Net cash provided by operating activities	187,530	107,269	209,817

Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	325,833	420,970	1,670,024
Proceeds from calls and maturities of available-for-sale securities	347,093	289,472	477,913
Proceeds from sales of held-to-maturity securities	—	1,851	10,112
Proceeds from sales of available-for-sale securities	116,218	489,953	738,167
Purchases of held-to-maturity securities	(450,102)	(610,133)	(1,578,784)
Purchases of available-for-sale securities	(53,163)	(509,119)	(1,594,140)
Net decrease in short-term investments	(382,117)	41,572	72,215
Net (increase) decrease in loans	(324,816)	(339,429)	80,021
Purchases of premises and equipment	(51,031)	(39,487)	(27,489)
Proceeds from sale of premises and equipment	3,474	778	2,734
Proceeds from insurance related to Hurricane Katrina	15,000	—	—
Acquisition of businesses, net of cash acquired	(17,513)	(16,174)	(14,539)
Other, net	(2,545)	209	2,436

Net cash used in investing activities	(473,669)	(269,537)	(161,330)

Financing Activities:
Net increase in deposits	250,592	190,598	50,210
Net increase (decrease) in short-term debt and other liabilities	256,410	1,965	(15,803)
Repayment of long-term debt	(3,866)	(1,341)	(1,259)
Issuance of common stock	6,594	4,976	7,677
Purchase of common stock	(11,938)	(34,711)	(22,451)
Payment of cash dividends	(65,721)	(55,709)	(49,818)

Net cash provided by (used in) financing activities	432,071	105,778	(31,444)

(Decrease) Increase in Cash and Cash Equivalents	145,932	(56,490)	17,043
Cash and Cash Equivalents at Beginning of Year	322,536	379,026	361,983

Cash and Cash Equivalents at End of Year	$468,468	$322,536	$379,026

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2005, 2004 and 2003
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
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Risk Advantage, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation.
Cash Flow Statements
     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of approximately $197,883,000, $163,038,000 and $181,971,000 and income taxes of approximately $36,761,000, $38,630,000 and $41,851,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Fair value of assets acquired during 2005 as a result of business combinations totaled $380,847,000, while liabilities assumed totaled $330,363,000. Fair value of assets acquired during 2004 as a result of business combinations totaled $382,989,000, while liabilities assumed totaled $314,181,000. Fair value of assets acquired during 2003 as a result of business combinations totaled $50,590,000, while liabilities assumed totaled $17,053,000.
Securities
     Securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are debt securities for which the Company has the ability and management has the intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities which are considered other than temporary are recorded as losses in the period recognized.
Securities Purchased and Sold Under Agreements to Resell or Repurchase
     Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.
Loans and Leases
     Loans and leases are recorded at the face amount of the notes reduced by collections of principal. Loans and leases include net unamortized deferred origination costs. Net deferred origination costs are recognized as a component of income using the effective interest method. Where doubt exists as to the collectibility of the loans and leases, interest income is recorded as payment is received. Interest is recorded monthly as earned on all other loans.

Provision and Allowance for Credit Losses
     The provision for credit losses charged to expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate based on estimated probable losses on the Company’s current portfolio of loans. Management’s judgment is based on a variety of factors that include the Company’s experience related to loan and lease balances, charge-offs and recoveries, scrutiny of individual loans and leases and risk factors, results of regulatory agency reviews of loans and leases, and present economic conditions in the Company’s market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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
Goodwill and Other Intangible Assets
     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets are reviewed annually for possible impairment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2005.
Mortgage Servicing Rights
     Mortgage servicing rights (“MSRs”) are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. Fair values are determined using a valuation model that calculates the present value of future cash flows using prepayment assumptions based upon dealer consensus and discount rates based upon market indices at the date of determination. Capitalized MSRs are being amortized in proportion to, and over the period of, the estimated net servicing income of the underlying asset. On a quarterly basis, capitalized MSRs are evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value through a charge to servicing revenue. If the Company later determines that all or a portion of the temporary impairment no longer exists, a reduction of the valuation allowance is recorded as an increase to servicing revenue. If permanent impairment exists, the MSR asset and the valuation allowance is reduced during the quarter in which it is identified.
Pension and Postretirement Benefits Accounting
     The Company accounts for its defined benefit pension plans using an actuarial model as required by SFAS No. 87, “Employers’ Accounting for Pensions.” This model uses an approach that allocates pension costs over the service period of employees in the plan. The Company accounts for its other postretirement benefits using the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires the Company to recognize net periodic postretirement benefit costs as employees render the services necessary to earn their postretirement benefits. The principle underlying the accounting as required by SFAS No. 87 and SFAS No. 106 is that employees render service ratably over the service period and, therefore, the income statement effects of the Company’s defined benefit pension and postretirement benefit plans should follow the same pattern.
Stock-Based Compensation
     At December 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$115,199	$110,620	$131,134
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,674)	(818)	(734)

Pro forma net income	$112,525	$109,802	$130,400

Basic earnings per share: As reported	$1.47	$1.44	$1.69
Pro forma	1.44	1.43	1.68
Diluted earnings per share: As reported	$1.47	$1.43	$1.68
Pro forma	1.43	1.42	1.67
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003: expected options lives of 10 years for 2005 and 7 years for 2004 and 2003; expected dividend yield of 3.40%, 3.30% and 3.10%, respectively; expected volatility of 21%, 21% and 21%, respectively, and risk-free interest rates of 3.5%, 2.3% and 3.0%, respectively.
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
Recent Pronouncements
     In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” was issued. FIN 46 sets forth the criteria used to determine whether an entity’s investment in a variable interest entity should be consolidated with the entity. FIN 46 is based on the general premise that a company that controls another entity through an interest other than a voting interest should consolidate the controlled entity. In December 2003, the FASB issued FIN 46 (revised December 2003)(“FIN

46R”), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. The Company adopted the transition guidance of FIN 46R for special purpose entities in 2003. As a result of the adoption of FIN 46R, BancorpSouth Capital Trust I was prospectively deconsolidated from the Company’s consolidated financial statements at December 31, 2003 as described in Note 11, Junior Subordinated Debt Securities.
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
     In October 2003, Statement of Accounting Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” was issued by the American Institute of Certified Public Accountants. SOP 03-3 addresses the accounting for loans acquired through a transfer (including a business combination) that have differences between their contractual cash flows and their expected expected cash flows, due in part to credit quality. SOP 03-3 requires that the excess of the expected cash flows at acquisition to be collected over the acquirer’s initial investment be recognized on a level-yield basis over the loan’s life. Any future excess of contractual cash flows over the original expected cash flows is recognized as a future yield adjustment. Future decreases in actual cash flows over the original expected cash flows are recognized as an impairment and expensed immediately. Valuation allowances cannot be created or “carried over” in the initial accounting for loans acquired that are within the scope of SOP 03-3. SOP 03-3 was adopted by the Company effective January 1, 2005. The adoption of SOP 03-3 has had no material impact on the financial position or results of operations of the Company.
     In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised (“SFAS No. 132R”). SFAS No. 132R does not change the measurement or recognition provisions of the original standard, but requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132R was adopted by the Company effective December 31, 2003. The adoption of SFAS No. 132R has had no material impact on the financial position or results of operations of the Company.
     In November 2003, a consensus was reached on Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements adopted by the EITF include aggregated data related to impaired investments in tabular form and narrative material. In September, 2004, the FASB delayed the accounting provisions contained in EITF No. 03-01. However, the disclosure requirements remain effective and were adopted by the Company effective December 31, 2003. The guidance in paragraphs 10-20 of EITF 03-1 has subsequently been replaced by guidance in Financial Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which is effective for reporting periods beginning after December 15, 2005. These FSPs amend EITF 03-1 by nullifying the requirements of paragraphs 10-18 of EITF 03-1, carrying forward the requirements of paragraphs 8 and 9 of EITF 03-1 with respect to cost-method investments, carrying forward the disclosure requirements included in paragraphs 21 and 22 of EITF 03-1 and related examples and references existing in other-than-temporary impairment guidance.
     In December 2004, SFAS No. 123, “Share-Based Payment,” was revised (“SFAS No. 123R”). SFAS No. 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued and is to be recognized over the period that an employee is required to provide services in exchange for the award. SFAS 123R will be effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins on or after June 15, 2005 (i.e., January 1, 2006 for the Company). The adoption of SFAS No. 123R is expected to have no material impact on the financial position or results of operations of the Company. As described in Note 15, Stock Incentive and Stock Option Plans, the Company accelerated the vesting of its “out-of-the-money” unvested options to reduce the recognition of compensation costs in 2006, 2007 and 2008 for previously granted unvested awards. The Company estimates that the adoption of Statement 123R will result in the recognition of compensation costs for previously granted unvested awards of $26,000 in 2006.

     In March 2005, FIN 47 “Accounting for Conditional Asset Retirement Obligations” was issued. FIN 47 requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted by the Company effective December 31, 2005. The adoption of FIN 47 has had no material impact on the financial position or results of operations of the Company.
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
Insurance Commissions
     Commission income is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned. The income effects of subsequent premium and fee adjustments are recorded when the adjustments become known.
Other
     Trust income is recorded on the cash basis as received, which results in an amount that does not differ materially from the amount that would be recorded under the accrual basis.
(2) BUSINESS COMBINATIONS
     On May 15, 2003, certain assets of WMS, L.L.C. (“WMS”), an independent insurance agency headquartered in Baton Rouge, Louisiana, that operated under the name of Wright & Percy Insurance, were acquired by BancorpSouth Insurance Services, Inc., a subsidiary of the Bank (“BancorpSouth Insurance”). Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Under the terms of the acquisition agreement, the Company may be required to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments based on the performance of WMS over the three years following the completion of this transaction. The Company paid approximately $1.8 million in 2004 and in 2005 under this agreement. The operations of Wright & Percy Insurance became a part of BancorpSouth Insurance. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
     On August 1, 2003, Ramsey, Krug, Farrell & Lensing, Inc. (“RKF&L”), an independent insurance agency headquartered in Little Rock, Arkansas, merged with and into the Bank. Subsequent to the merger, the operations of RKF&L became a part of BancorpSouth Insurance. Consideration paid to complete this transaction consisted of 473,918 shares of the Company’s common stock in addition to cash paid to RKF&L shareholders in the aggregate amount of approximately $10,028,000. Under the terms of the acquisition agreement, the Company may be required to pay an additional aggregate amount of up to $7,633,000 in a combination of cash and shares of the Company’s common stock to RKF&L shareholders in three annual installments based on the performance of RKF&L over the three years following the completion of this transaction. The Company paid approximately $1.8 million and $1.5 million in 2004 and 2005, respectively, in a combination of cash and shares of the Company’s common stock under this agreement. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
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
     On December 1, 2005, American State Bank Corporation (“ASB”), a financial holding company with approximately $358 million in assets headquartered in Jonesboro, Arkansas, merged with and into the Company. Pursuant to the merger, ASB’s subsidiary, American State Bank, merged with and into the Bank. Consideration paid to complete this transaction consisted of 1,127,544 shares of the Company’s common stock in addition to cash paid to ASB shareholders in the aggregate amount of $25,001,242. This transaction was accounted for as a purchase, and accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
(3) HELD-TO-MATURITY SECURITIES
     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2005 and 2004 follows:

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$5,148	$—	$14	$5,134
U.S. Government agencies	1,211,551	1,647	24,831	1,188,367
Obligations of states and political subdivisions	175,805	3,930	1,119	178,616
Other	20,025	275	—	20,300

Total	$1,412,529	$5,852	$25,964	$1,392,417

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$5,234	$137	$—	$5,371
U.S. Government agencies	1,095,101	5,977	11,651	1,089,427
Obligations of states and political subdivisions	145,956	7,118	395	152,679
Other	28,629	1,083	—	29,712

Total	$1,274,920	$14,315	$12,046	$1,277,189

     Gross gains of $130,000 and gross losses of $4,000 were recognized in 2005, gross gains of $117,000 and gross losses of $9,000 were recognized in 2004 and gross gains of $768,000 and gross losses of $420,000 were recognized in 2003 on held-to-maturity securities. These gains and losses were generally the result of held-to-maturity securities being called prior to maturity. Included in the 2003 amounts are a gross gain of $389,000 and a gross loss of $407,000 related to the sale of held-to-maturity securities with a combined amortized cost of $10,130,000. These securities were sold because of deterioration in the issuers’ creditworthiness.
     Held-to-maturity securities with a carrying value of approximately $1.1 billion at December 31, 2005 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2005 were securities with a carrying value of $115.1 million issued by the State of Mississippi and securities with a carrying value of $33.9 million issued by the State of Arkansas.
     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2005
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$310,555	$308,719
Maturing after one year through five years	876,981	860,116
Maturing after five years through ten years	163,707	160,933
Maturing after ten years	61,286	62,649

Total	$1,412,529	$1,392,417

     A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2005 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury	$5,134	$14	$—	$—	$5,134	$14
U.S. Government agencies	425,381	4,033	678,780	20,798	1,104,161	24,831
Obligations of states and political subdivisions	47,895	616	20,388	503	68,283	1,119

Total	$478,410	$4,663	$699,168	$21,301	$1,177,578	$25,964

     Based upon review of the sector credit ratings of these securities and the intent and ability to hold the securities until the impairment has been recovered, at which point the fair value will mirror amortized cost, the impairments related to the securities were determined to be temporary.
(4) AVAILABLE-FOR-SALE SECURITIES
     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2005 and 2004 follows:

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,205,973	$3,907	$31,554	$1,178,326
Obligations of states and political subdivisions	122,293	2,781	390	124,684
Preferred stock	5,943	122	—	6,065
Other	42,101	2,717	11	44,807

Total	$1,376,310	$9,527	$31,955	$1,353,882

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$300	$5	$—	$305
U.S. Government agencies	1,492,252	12,234	20,426	1,484,060
Obligations of states and political subdivisions	139,786	5,972	57	145,701
Preferred stock	5,823	148	—	5,971
Other	42,572	3,120	—	45,692

Total	$1,680,733	$21,479	$20,483	$1,681,729

     Gross gains of $346,000 were recognized in 2005, gross gains of $5,027,000 and gross losses of $5,797,000 were recognized in 2004 and gross gains of $13,492,000 and gross losses of $3,000 were recognized in 2003 on available-for-sale securities.
     Available-for-sale securities with a carrying value of approximately $1.0 billion at December 31, 2005 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2005, were securities with a carrying value of $49.2 million issued by the State of Mississippi and securities with a carrying value of $61.7 million issued by the State of Arkansas.
     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	2005
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$367,700	$364,885
Maturing after one year through five years	886,262	863,575
Maturing after five years through ten years	43,921	43,327
Maturing after ten years	78,427	82,095

Total	$1,376,310	$1,353,882

     A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2005 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$62,865	$1,057	$985,559	$30,497	$1,048,424	$31,554
Obligations of states and political subdivisions	5,609	247	6,943	143	12,552	390
Other	8,008	11	—	—	8,008	11

Total	$76,482	$1,315	$992,502	$30,640	$1,068,984	$31,955

     Based upon review of the sector credit ratings of these securities, the ability to hold these securities until the impairment has been recovered and the volatility of their market price, the impairments related to these securities were determined to be temporary.
(5) LOANS AND LEASES
     A summary of loans and leases classified by collateral type at December 31, 2005 and 2004 follows:

	2005	2004
	(In thousands)
Commercial and agricultural	$930,259	$765,096
Consumer and installment	388,610	415,615
Real estate mortgage:
One to four family	2,518,224	2,379,717
Other	3,228,445	3,013,514
Lease financing	302,311	262,035
Other	33,363	29,067

Total	$7,401,212	$6,865,044

     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans and leases was $8,816,000 and $12,335,000 at December 31, 2005 and 2004, respectively. Restructured loans and leases totaled $2,239,000 and $2,107,000 at December 31, 2005 and 2004, respectively.
     The total amount of interest earned on non-performing loans and leases was approximately $194,000, $195,000 and $248,000 in 2005, 2004 and 2003, respectively. The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $600,000, $784,000 and $1,334,000 in 2005, 2004 and 2003, respectively.
     Loans considered impaired, under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures,” are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2005 and 2004 was $13,505,000 and $11,523,000, respectively, with a valuation allowance of $6,117,000 and $5,279,000, respectively. The average recorded investment in impaired loans during 2005 and 2004 was $12,794,000 and $14,579,000, respectively.
(6) ALLOWANCE FOR CREDIT LOSSES
     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
Balance at beginning of year	$91,673	$92,112	$87,875
Provision charged to expense	24,467	17,485	25,130
Recoveries	4,557	4,577	3,848
Loans and leases charged off	(20,433)	(24,130)	(24,741)
Other, net	1,236	1,629	—

Balance at end of year	$101,500	$91,673	$92,112

(7) PREMISES AND EQUIPMENT
     A summary by asset classification at December 31, 2005 and 2004 follows:

	Estimated
	Useful Life
	Years	2005	2004
	(In thousands)
Land	N/A	$46,054	$41,266
Buildings and improvements	10-40	188,958	178,052
Leasehold improvements	10-39	7,865	7,327
Equipment, furniture and fixtures	3-12	202,546	207,207
Construction in progress	N/A	34,686	14,287

Subtotal		480,109	448,139
Accumulated depreciation and amortization		218,937	219,615

Premises and equipment, net		$261,172	$228,524

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2005 and 2004:

	2005
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2005	$78,831	$30,888	$109,719
Goodwill acquired during the year	24,631	4,404	29,035

Balance as of December 31, 2005	$103,462	$35,292	$138,754

	2004
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2004	$33,284	$26,387	$59,671
Goodwill acquired during the year	45,547	4,501	50,048

Balance as of December 31, 2004	$78,831	$30,888	$109,719

     The Company’s annual goodwill impairment evaluation for 2005 and 2004 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.
     The following table presents information regarding the components of the Company’s identifiable intangible assets for the years ended December 31, 2005 and 2004:

	Year ended		Year ended
	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$20,699	$9,455	$11,549	$7,034
Customer relationship intangibles	22,890	8,051	22,257	5,393
MSRs	101,348	59,646	97,252	51,323
Non-solicitation intangibles	52	35	50	10

Total	$144,989	$77,187	$131,108	$63,760

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangible	1,057	—	1,234	—

Total	$1,745	$—	$1,922	$—

	Year ended
	December 31,
	2005	2004
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$2,421	$1,373
Customer relationship intangibles	2,658	2,955
MSRs	8,323	10,208
Non-solicitation intangibles	25	10

Total	$13,427	$14,546

     At December 31, 2005 and December 31, 2004, aggregate temporary impairment for MSRs was approximately $5,246,000 and $11,457,000, respectively.
     The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2006, and the succeeding four years:

	Core	Customer		Non-
	Deposit	Relationship		Solicitation
	Intangibles	Intangibles	MSRs	Intangibles	Total
	(In thousands)
Estimated amortization expense:
For the year ending December 31, 2006	$2,240	$2,319	$8,300	$16	$12,875
For the year ending December 31, 2007	2,015	2,009	6,700	1	10,725
For the year ending December 31, 2008	1,735	1,776	5,300	—	8,811
For the year ending December 31, 2009	1,546	1,522	4,200	—	7,268
For the year ending December 31, 2010	1,207	1,332	3,400	—	5,939
(9) TIME DEPOSITS AND SHORT-TERM DEBT
     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1,834,920,000 and $1,808,172,000 were outstanding at December 31, 2005 and 2004, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $59,415,000, $50,129,000 and $50,511,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     For time deposits with a remaining maturity of more than one year at December 31, 2005, the aggregate amount of maturities for the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2007	$647,304
2008	470,052
2009	218,950
2010	114,614
2011	3,202
Thereafter	678

Total	$1,454,800

     Presented below is information relating to short-term debt for the years ended December 31, 2005, 2004 and 2003:

	2005
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
		(Dollars in thousands)
Federal funds purchased	$2,300	3.8%	$9,953	3.0%	$45,000
Flexible repurchase agreements purchased	59,531	4.0	12,877	3.8	59,556
Securities sold under agreement to repurchase	686,308	3.4	481,238	2.6	686,308
Short-term FHLB advances	2,000	3.8	20,874	3.1	62,000

Total	$750,139		$524,942		$852,864

	2004
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$1,200	1.9%	$17,170	1.5%	$68,200
Flexible repurchase agreements purchased	5,721	2.7	10,308	2.2	14,471
Securities sold under agreement to repurchase	448,987	1.8	400,114	1.2	448,987
Short-term FHLB advances	12,500	3.6	49,536	1.3	185,000

Total	$468,408		$477,128		$716,658

	2003
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$1,500	0.7%	$7,768	1.2%	$102,000
Flexible repurchase agreements purchased	17,293	2.1	89,167	4.7	128,553
Securities sold under agreement to repurchase	418,221	1.0	369,087	1.1	436,548
Short-term FHLB advances	—	—	7,534	1.1	50,000

Total	$437,014		$473,556		$717,101

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2005, the Bank had established informal federal funds borrowing lines of credit aggregating $260,000,000.
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
     At December 31, 2005, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2007	—	$—
2008	3.41%-7.19%	55,469
2009	3.40%-5.90%	2,340
2010	3.02%-4.09%	2,000
Thereafter	4.71%-6.93%	77,419

Total		$137,228

(11) JUNIOR SUBORDINATED DEBT SECURITIES
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

     Pursuant to the merger with BHC on December 31, 2004, the Company assumed the liability for $6,186,000 in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust. Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month London Interbank Offered Rate (“LIBOR”) plus 2.80% from January 30, 2004 to April 7, 2009 and thereafter at LIBOR plus 2.85%.
     Pursuant to the merger with Premier on December 31, 2004, the Company assumed the liability for $3,093,000 in Junior Subordinated Debt Securities issued to Premier Bancorp Capital Trust I, a statutory trust. Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on November 7, 2032, and are callable at the option of the Company, in whole or in part, on any February 7, May 7, August 7 or November 7 on or after November 7, 2007. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 3.45%.
     Pursuant to the merger with ASB on December 1, 2005, the Company assumed the liability for $6,702,000 in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust. American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on July 7, October 7, January 7 or April 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 2.80%.
(12) INCOME TAXES
     Total income taxes for the years ended December 31, 2005, 2004 and 2003 are allocated as follows:

	2005	2004	2003
	(In thousands)
Income from operations	$52,601	$46,261	$62,334
Shareholders’ equity for other comprehensive income	(9,574)	(9,222)	(14,645)
Shareholders’ equity for stock option plans	(1,179)	(1,078)	(1,415)

Total	$41,848	$35,961	$46,274

     The components of income tax expense attributable to operations are as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(In thousands)
Current:
Federal	$28,021	$47,901	$48,693
State	1,766	3,751	5,431
Deferred:
Federal	19,832	(4,597)	7,048
State	2,982	(794)	1,162

Total	$52,601	$46,261	$62,334

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2005	2004	2003
	(In thousands)
Tax expense at statutory rates	$58,730	$54,909	$67,714
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3,086	1,923	4,286
Tax-exempt interest revenue	(5,403)	(5,502)	(6,334)
Tax-exempt earnings on life insurance	(2,119)	(1,935)	(2,095)
Deductible dividends paid on 401K plan	(1,710)	(1,608)	(1,441)
Other, net	17	(1,526)	204

Total	$52,601	$46,261	$62,334

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$36,928	$36,421
Accrued liabilities, principally due to compensation arrangements and vacation accruals	9,232	9,308
Net operating loss carryforwards	658	704
Unrealized pension expense	1,474	869
Other, principally due to acquisitions	1,236	698

Total gross deferred tax assets	49,528	48,000
Less: valuation allowance	—	—

Deferred tax assets	$49,528	$48,000

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$43,478	$25,446
Other assets, principally due to expense recognition	13,318	8,892
Investments, principally due to interest income recognition	6,055	6,408
Capitalization of mortgage servicing rights	11,250	10,155
Unrealized net gains on available-for-sale securities	(8,574)	395

Total gross deferred tax liabilities	65,527	51,296

Net deferred tax liabilities	$(15,999)	$(3,296)

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2005.
     At December 31, 2005, the Company had net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $1,096,000 that are available to offset future federal taxable income, subject to various limitations, through 2016.
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

     The BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) provides for the payment of retirement benefits to certain participants in the Basic Plan. The Restoration Plan is a nonqualified plan that covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, which reduces the employee’s benefit under the Basic Plan. The Company has a nonqualified defined benefit supplemental retirement plan (the “Supplemental Plan”) for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years.
     During 2003, the Company established a retiree medical plan pursuant to which the Company subsidizes the cost of retiree health care coverage for current retirees and employees who retire over the next five years. Under the plan, the Company will subsidize retiree health care coverage on a decreasing basis through 2008. Beginning in 2009, the Company will only provide access to coverage for its retirees and subsequent years’ retired employees.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”) became law in the United States. Effective in 2006, the MPDIMA introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. Because the Company’s subsidy of the cost of retiree health care coverage will be phased out by the end of 2007, the MPDIMA has no material financial impact on the obligations of the Company’s retiree medical plan.
     The Company uses a December 31 measurement date for its pension and other benefit plans.
     A summary of the defined benefit retirement plans and the retiree medical plan at and for the years ended December 31, 2005, 2004 and 2003 follows:

	Pension Benefits
	2005	2004	2003
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$82,048	$72,262	$63,132
Service cost	6,143	5,295	4,658
Interest cost	4,907	4,566	4,160
Amendments	—	(738)	921
Actuarial loss	12,541	4,779	3,184
Benefits paid	(5,320)	(4,116)	(3,929)
Adjustment to projected benefit obligation	—	—	136

Projected benefit obligation at end of year	$100,319	$82,048	$72,262

Change in plan assets:
Fair value of plan assets at beginning of year	$68,839	$57,058	$42,177
Actual return on assets	3,442	5,188	6,563
Employer contributions	10,970	10,709	12,247
Benefits paid	(5,320)	(4,116)	(3,929)

Fair value of plan assets at end of year	$77,931	$68,839	$57,058

Funded status:
Projected benefit obligation	$(100,319)	$(82,048)	$(72,262)
Fair value of plan assets	77,931	68,839	57,058
Unrecognized transition amount	165	184	202
Unrecognized prior service cost	2,491	2,740	3,727
Unrecognized actuarial loss	31,762	18,475	15,309

Net amount recognized	$12,030	$8,190	$4,034

	Retiree Medical
	2005	2004	2003
		(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,815	$2,720	$3,962
Service cost	—	5	—
Interest cost	68	145	233
Amendments	—	(380)	55
Actuarial loss	(342)	206	—
Benefits paid	(661)	(881)	(1,530)

Projected benefit obligation at end of year	$880	$1,815	$2,720

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contributions	661	881	1,530
Benefits paid	(661)	(881)	(1,530)

Fair value of plan assets at end of year	$—	$—	$—

Funded status:
Projected benefit obligation	$(880)	$(1,815)	$(2,720)
Unrecognized prior service cost	1,331	1,997	3,170
Unrecognized actuarial loss	(55)	261	55

Net amount recognized	$396	$443	$505

     Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2005	2004	2003
		(In thousands)
Prepaid benefit cost	$20,676	$15,012	$9,001
Accrued benefit liability	(13,556)	(10,328)	(7,016)
Intangible asset	1,056	1,234	1,557
Accumulated other comprehensive income adjustment	3,854	2,272	492

Net amount recognized	$12,030	$8,190	$4,034

	Retiree Medical
	2005	2004	2003
		(In thousands)
Prepaid benefit cost	$396	$443	$505
Accrued benefit liability	—	—	—
Intangible asset	—	—	—
Accumulated other comprehensive income adjustment	—	—	—

Net amount recognized	$396	$443	$505

     The components of net periodic benefit cost at December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits
	2005	2004	2003
		(In thousands)
Components of net periodic benefit cost:
Service cost	$6,143	$5,295	$4,658
Interest cost	4,907	4,566	4,160
Expected return on assets	(5,450)	(4,761)	(3,372)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	249	249	314
Recognized net (gain) loss	1,262	1,135	900

Net periodic benefit cost	$7,129	$6,502	$6,678

	Retiree Medical
	2005	2004	2003
		(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$5	$—
Interest cost	68	145	233
Recognized prior service cost	665	792	792
Recognized net (gain) loss	(26)	—	—

Net periodic benefit cost	$707	$942	$1,025

     The weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 are as follows:

	Pension Benefits		Retiree Medical
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.00%	3.50%	N/A	N/A
     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Pension Benefits
	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	3.50%	4.00%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

	Retiree Medical
	2005	2004	2003
Discount rate	6.00%	6.25%	7.00%
Rate of compensation increase	N/A	N/A	N/A
Expected rate of return on plan assets	N/A	N/A	N/A
     The following table presents information related to the Company’s Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Projected benefit obligation	$15,846	$12,742
Accumulated benefit obligation	13,556	10,329
Fair value of assets	—	—

     The following table presents information related to the Company’s defined benefit pension plans:

	2005	2004
	(In thousands)
Accumulated benefit obligation	$82,532	$67,735
Minimum liability included in other comprehensive income	3,854	2,272
     In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan. This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.
     Accounting for postretirement health care plans uses a health care cost trend rate to recognize the effect of expected changes in future health care costs resulting from medical inflation, utilization changes, technological changes, regulatory requirements and governmental cost shifting. For measurement purposes, a 10.00% annual health care cost trend rate, for both pre- and post-Medicare, was assumed for 2006 and 2007. As the plan becomes an access-only plan at the end of fiscal year 2007, participants will bear the full cost of postretirement health care coverage. As a result, no health care cost trend rate assumptions are required beyond 2007 for measurement purposes. Assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost	$72	$(78)
Effect on postretirement benefit obligation	1,248	(1,351)
     The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Plan assets at December 31		Target for
Asset category:	2005	2004	2006
Equity securities	58.01%	60.98%	40-60%
Debt securities	40.56%	36.66%	40-60%
Other	1.43%	2.36%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan include shares of the Company’s common stock with a fair value of $1.8 million (2.34% of total plan assets) and $2.0 million (2.90% of total plan assets) at December 31, 2005 and 2004, respectively. The Company expects to contribute approximately $9.2 million to the Basic Plan in 2006.
     The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

	Pension	Retiree
	Benefits	Medical
	(In thousands)
Expected future benefit payments:
2006	$5,973	$586
2007	5,513	363
2008	9,213	—
2009	7,090	—
2010	6,781	—
2011-2015	41,619	—

     The Company has a deferred compensation plan (commonly referred to as a “401(k) Plan”), pursuant to which employees may contribute a portion of their compensation, as defined in the 401(k) Plan, subject to the limitations as established by the Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the 401(k) Plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. The 401(k) Plan permits employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Plan expense for the years ended December 31, 2005, 2004 and 2003 was $6,462,000, $5,962,000 and $5,019,000, respectively.
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
Securities
     The carrying amounts for short-term securities approximate fair value because of their short-term maturity (90 days or less) and do not present an unexpected credit risk. The fair value of most longer-term securities is estimated based on market prices or dealer quotes. See Note 3, Held-to-Maturity Securities, and Note 4, Available-for-Sale Securities, for fair values.
Loans and Leases
     Fair values are estimated for portfolios of loans and leases with similar financial characteristics. The fair value of loans and leases is calculated by discounting scheduled cash flows through the estimated maturity using rates currently available that reflect the credit and interest rate risk inherent in the loan or lease. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
     Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. Management has made estimates of fair value discount rates that are believed to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. New loan and lease rates were used as the discount rate on existing loans and leases of similar type, credit quality and maturity.
Deposit Liabilities
     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2005 and 2004. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
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
Derivative Instruments
     The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. The fair value of these derivative instruments is based on observable market prices. See Note 22, Commitments and Contingent Liabilities, for additional fair value information regarding these instruments.

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
     The following table presents carrying and fair value information at December 31, 2005 and 2004:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Assets:
Cash and due from banks	$461,659	$461,659	$315,849	$315,849
Interest bearing deposits with other banks	6,809	6,809	6,687	6,687
Held-to-maturity securities	1,412,529	1,392,417	1,274,920	1,277,189
Available-for-sale and trading securities	1,353,882	1,353,882	1,713,487	1,713,487
Federal funds sold and securities purchased under agreement to resell	409,531	409,531	27,414	27,414
Net loans and leases	7,264,055	7,291,817	6,745,025	6,795,837
Loans held for sale	74,271	74,347	85,225	85,303

Liabilities:
Noninterest bearing deposits	1,798,892	1,798,892	1,442,067	1,442,067
Savings and interest bearing deposits	3,694,336	3,694,336	3,517,524	3,517,524
Other time deposits	4,114,030	4,115,489	4,099,500	4,129,595
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	750,139	750,139	468,408	468,427
Long-term debt and other borrowings	282,533	289,717	280,474	300,534

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(259)	(259)	(50)	(50)
Commitments to fund fixed rate mortgage loans	5	5	50	50
(15) STOCK INCENTIVE AND STOCK OPTION PLANS
     In 1998, the Company issued 70,000 shares of common stock to a key employee and, in 2002, an additional 56,000 shares were issued, subject to vesting requirements. At December 31, 2005, 14,000 shares remained unvested. These remaining unvested shares will vest over a one-year period, subject to the Company meeting certain performance goals. The compensation expense associated with this award was $190,400 for each of the years in the three-year period ended 2005, 2004 and 2003.
     In 2000, the Company issued 100,000 shares of common stock to a key employee with vesting to occur over a five-year period, subject to the Company meeting certain performance goals. The shares were fully vested at December 31, 2004. The compensation expense associated with this award was $292,500 for 2004 and 2003.
     In 2002, the Company issued 28,000 shares of common stock to key employees with vesting to occur over a three-year period, subject to meeting certain performance goals. The shares were fully vested at December 31, 2004. The compensation expense associated with this award was $172,700 for 2004 and 2003.
     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1990, 1994 and 1995 stock incentive plans. The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. At December 31, 2005, the Company had outstanding 64,310

SARs exercisable in conjunction with certain of the options outstanding. The Company recorded a reversal of compensation expense of $262,000 in 2005 and compensation expense of $18,000 and $835,000 in 2004 and 2003, respectively, related to the SARs because of changes in the market value of the Company’s common stock.
     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock effective January 1, 1999. Directors may elect under the plan to receive up to 100% of their compensation in the form of common stock.
     A summary of the status of the Company’s stock options outstanding as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,194,719	$17.27	2,649,634	$17.60	2,663,437	$15.88
Granted	509,000	23.05	830,346	15.10	444,000	23.20
Exercised	(575,506)	8.53	(241,524)	12.96	(431,135)	12.73
Expired or cancelled	(39,500)	22.12	(43,737)	19.85	(26,668)	17.38

Outstanding at end of year	3,088,713	$19.79	3,194,719	$17.27	2,649,634	$17.60

Exercisable at end of year	3,046,050		2,481,107		1,825,517

     For options granted in 2005, 2004 and 2003, the weighted-average fair values as of the grant dates were $4.22, $3.64 and $4.03, respectively. Pursuant to the two mergers completed on December 31, 2004, the Company’s stock options were exchanged for options held by employees and directors of the acquired bank holding companies (see Note 2, Business Combinations). The weighted-average fair values of options exchanged as of the merger date were $16.14.
     The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted-Avg.	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
		(In years)
$4.59 to $10.51	37,957	3.10	$5.68	37,957	$5.68
$11.39 to $14.98	405,666	3.60	13.32	405,666	13.32
$15.06 to $18.00	560,752	4.60	16.34	560,752	16.34
$19.18 to $24.03	2,084,338	7.20	22.24	2,041,675	22.25
	3,088,713	6.20	$ 19.79	3,046,050	$ 19.77

     On December 14, 2005, the Company’s Board approved accelerating the vesting of “out-of-the-money” unvested outstanding stock options held by employees. The options were considered “out-of-the-money” if the exercise price of the option was greater than $23.02, the closing price of shares of the Company’s common stock on the New York Stock Exchange on December 14, 2005. The accelerated vesting was effective on December 14, 2005.
     Vesting of those options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with those options upon adoption of Statement 123R. The compensation cost that will be avoided by the accelerated vesting is approximately $945,000, $623,000 and $291,000 in 2006, 2007 and 2008, respectively. The Company adopted Statement 123R on January 1, 2006.
(16) EARNINGS PER SHARE AND DIVIDEND DATA
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003:

	2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$115,199	78,266	$1.47

Effect of dilutive stock options	—	331

Diluted EPS:
Income available to common shareholders plus assumed exercise	$115,199	78,597	$1.47

	2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$110,620	76,958	$1.44

Effect of dilutive stock options	—	420

Diluted EPS:
Income available to common shareholders plus assumed exercise	$110,620	77,378	$1.43

	2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$131,134	77,696	$1.69

Effect of dilutive stock options	—	468

Diluted EPS:
Income available to common shareholders plus assumed exercise	$131,134	78,164	$1.68

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2005, the Bank could have paid dividends of $393 million to the Company under current regulatory guidelines.
(17) OTHER COMPREHENSIVE INCOME
     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2005, 2004 and 2003:

	2005
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
		(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(23,077)	$8,837	$(14,240)
Reclassification adjustment for net (gains) losses realized in net income	(346)	132	(214)
Minimum pension liability	(1,582)	605	(977)
Other comprehensive (loss) income	$(25,005)	$9,574	$(15,431)

	2004
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
		(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(23,312)	$8,836	$(14,476)
Reclassification adjustment for net losses (gains) realized in net income	770	(295)	475
Minimum pension liability	(1,780)	681	(1,099)
Other comprehensive (loss) income	$(24,322)	$9,222	$(15,100)

	2003
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
		(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(24,110)	$9,297	$(14,813)
Reclassification adjustment for net (gains) losses realized in net income	(13,489)	5,160	(8,329)
Minimum pension liability	(492)	188	(304)
Other comprehensive (loss) income	$(38,091)	$14,645	$(23,446)

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

Amount
(In thousands)
Loans outstanding at December 31, 2004	$31,470
New loans	6,244
Repayments	(8,668)
Other	(5,021)

Loans outstanding at December 31, 2005	$24,025

(19) CAPITALIZED MORTGAGE SERVICING RIGHTS
     MSRs are capitalized as assets by allocating the total cost incurred between the loan and the servicing rights based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses a valuation model that calculates the present value of future cash flows. The significant assumptions utilized by the valuation model are prepayment assumptions derived from dealer consensus and discount rates derived from market indices at the date of determination. MSRs are amortized in proportion to, and over the period of, the estimated net servicing income. Capitalized MSRs are evaluated for impairment based on the excess of the carrying amount of the MSRs over their fair value. A quarterly impairment analysis is performed using a discounted methodology that is disaggregated by predominant risk characteristics. The Company has determined those risk characteristics to include note rate, note term and loan type based on (1) loan guarantee (i.e., conventional or government), and (2) interest characteristic (i.e., fixed-rate or adjustable-rate). In measuring impairment, the carrying amount is based on one or more predominant risk characteristics of the underlying loans. Impairment is recognized through a valuation allowance for each individual stratum. A permanent impairment of $2.4 million was identified by the Company during 2005 resulting in a reduction of the MSR and the valuation allowance.
     The following is a summary of capitalized MSRs, net of accumulated amortization, and a valuation allowance for temporary impairment:

	2005	2004	2003
		(In thousands)
Balance at beginning of year	$45,929	$49,675	$48,451
MSRs capitalized	6,494	7,381	13,904
Permanent impairment	(2,398)	—	—
MSRs sold	—	(919)	(729)
Amortization expense	(8,323)	(10,208)	(11,951)

Balance at end of year	41,702	45,929	49,675
Valuation allowance	(5,246)	(11,457)	(17,209)

Fair value at end of year	$36,456	$34,472	$32,466

(20) REGULATORY MATTERS
     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2005 and 2004, respectively, as set forth in the following table:

	2005		2004
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Tier I capital (to risk-weighted assets)	$963,653	12.85%	$914,871	12.41%
Total capital (to risk-weighted assets)	1,058,742	14.11	1,007,861	13.67
Tier I leverage capital (to average assets)	963,653	8.65	914,871	8.76
(21) SEGMENTS
     The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Bank’s principal activity is community banking which includes providing a full range of deposit products, commercial loans and consumer loans. The Bank’s general corporate and other activities include leasing, mortgage lending, trust services, credit card activities, insurance services, investment services, personal finance lending and other activities not allocated to community banking.
     Results of operations and selected financial information by operating segment for the three years ended December 31, 2005, 2004 and 2003 are presented below:

	Community	General Corporate
	Banking	and Other	Total
		(In thousands)
2005
Results of Operations
Net interest revenue	$324,641	$30,916	$355,557
Provision for credit losses	24,413	54	24,467

Net interest income after provision for credit losses	300,228	30,862	331,090
Noninterest revenue	104,546	94,266	198,812
Noninterest expense	237,875	124,227	362,102

Income before income taxes	166,899	901	167,800
Income taxes	52,319	282	52,601

Net income	$114,580	$619	$115,199

Selected Financial Information
Total assets	$9,871,151	$1,897,523	$11,768,674
Depreciation and amortization	24,183	13,719	37,902

		General
	Community	Corporate and
	Banking	Other	Total
		(In thousands)
2004
Results of Operations
Net interest revenue	$303,843	$29,949	$333,792
Provision for credit losses	15,967	1,518	17,485

Net interest income after provision for credit losses	287,876	28,431	316,307
Noninterest revenue	94,011	89,508	183,519
Noninterest expense	219,300	123,645	342,945

Income before income taxes	162,587	(5,706)	156,881
Income taxes	47,944	(1,683)	46,261

Net income	$114,643	$(4,023)	$110,620

Selected Financial Information
Total assets	$9,152,155	$1,696,038	$10,848,193
Depreciation and amortization	22,288	15,856	38,144

		General
	Community	Corporate and
	Banking	Other	Total
2003	(In thousands)
Results of Operations
Net interest revenue	$311,872	$39,234	$351,106
Provision for credit losses	22,468	2,662	25,130

Net interest income after provision for credit losses	289,404	36,572	325,976
Noninterest revenue	108,192	81,894	190,086
Noninterest expense	213,536	109,058	322,594

Income before income taxes	184,060	9,408	193,468
Income taxes	59,303	3,031	62,334

Net income	$124,757	$6,377	$131,134

Selected Financial Information
Total assets	$8,704,462	$1,600,573	$10,305,035
Depreciation and amortization	24,294	16,409	40,703
(22) COMMITMENTS AND CONTINGENT LIABILITIES
Leases
     Rent expense was approximately $6.0 million for 2005, $5.3 million for 2004 and $4.7 million for 2003. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005:

(In thousands)	Amount
2006	$5,541
2007	4,537
2008	3,695
2009	2,348
2010	1,547
Thereafter	3,214

Total future minimum lease payments	$20,882

Mortgage Loans Serviced for Others
     The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $2.8 billion of loans serviced for investors at December 31, 2005 is approximately $911,000 of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.
Forward Contracts
     Forward contracts are agreements to purchase or sell securities at a specified future date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2005 and 2004, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2005, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $55.7 million with a carrying value and fair value reflecting a loss of $259,000. At December 31, 2004, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $38.9 million with a carrying value and fair value reflecting a loss of $50,000. At December 31, 2005, the notional amount of commitments to fund individual fixed-rate mortgage loans was $35.1 million with a carrying value and fair value reflecting a gain of $5,000. At December 31, 2004, the notional amount of commitments to fund individual fixed-rate mortgage loans was $34.1 million with a carrying value and fair value reflecting a loss of $50,000. The forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges.
Lending Commitments
     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2005, these included approximately $119 million for letters of credit and approximately $1.9 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2005, 2004 and 2003.
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
     Additionally, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolutions of this category of claims should not have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.
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
Restricted Cash Balance
     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $117,040,000 were maintained to satisfy federal regulatory requirements at December 31, 2005.
(23) CONDENSED PARENT COMPANY INFORMATION
     The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) for the dates indicated:

	December 31
	2005	2004
Condensed Balance Sheets	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$17,534	$37,645
Investment in subsidiaries	1,102,974	1,009,572
Other assets	13,938	25,303

Total assets	$1,134,446	$1,072,520

Liabilities and shareholders’ equity:
Total liabilities	$157,280	$156,092
Shareholders’ equity	977,166	916,428

Total liabilities and shareholders’ equity	$1,134,446	$1,072,520

	Year Ended December 31
	2005	2004	2003
Condensed Statements of Income	(In thousands)
Dividends from subsidiaries	$74,332	$108,000	$102,315
Other operating income	330	177	53

Total income	74,662	108,177	102,368

Operating expenses	15,365	14,360	14,375

Income before tax benefit and equity in undistributed earnings	59,297	93,817	87,993
Income tax benefit	5,620	5,423	5,473

Income before equity in undistributed earnings of subsidiaries	64,917	99,240	93,466
Equity in undistributed earnings of subsidiaries	50,282	11,380	37,668

Net income	$115,199	$110,620	$131,134

	Year Ended December 31
	2005	2004	2003
Condensed Statements of Cash Flows	(In thousands)
Operating activities:
Net income	$115,199	$110,620	$131,134
Adjustments to reconcile net income to net cash provided by operating activities	(41,089)	(12,215)	(40,949)

Net cash provided by operating activities	74,110	98,405	90,185
Investing activities:
Net cash paid for acquisitions	(23,888)	(23,298)	—

Net cash used in investing activities	(23,888)	(23,298)	—
Financing activities:
Cash dividends	(65,721)	(55,709)	(49,818)
Common stock transactions, net	(4,612)	(31,468)	(16,918)

Net cash used in financing activities	(70,333)	(87,177)	(66,736)

Increase (decrease) in cash and cash equivalents	(20,111)	(12,070)	23,449
Cash and cash equivalents at beginning of year	37,645	49,715	26,266

Cash and cash equivalents at end of year	$17,534	$37,645	$49,715

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There have been no changes in the Company’s independent accountants and auditors for the two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES.
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of the end of the period covered by this Report.
     Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included with our 2005 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
SCOPE OF MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     In performing the assessment of the Company’s internal control over financial reporting, as permitted by the SEC, management of the Company excluded from the scope of their assessment the internal controls of American State Bank Corporation, the corporation which was merged with and into the Company on December 1, 2005, as the late timing of this acquisition made it impracticable to conduct a meaningful evaluation of the acquired business’s internal control over financial reporting before the end of the fiscal year. For more information regarding the merger, see “Item 1. Business — Recent Acquisitions.”
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF REGISTRANT
     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Exchange Act:

Name	Offices Held	Age
Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	63

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	56

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of BancorpSouth Bank	61

Larry Bateman	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	57

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	61

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	51

Michael L. Sappington	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	56

Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank	58

Name	Offices Held	Age
Cathy M. Robertson	Executive Vice President of the Company and BancorpSouth Bank	51

Cathy S. Freeman	Senior Vice President and Corporate Secretary of the Company and BancorpSouth Bank	40
     None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2006 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.
     Mr. Patterson has served as Chairman of the Board and Chief Executive Officer of the Bank and the Company for at least the past five years.
     Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company for at least the past five years.
     Mr. Allen has served as Executive Vice President of the Bank for at least the past five years. He has served as Treasurer and Chief Financial Officer of the Company during this same period.
     Mr. Bateman has served as Executive Vice President of the Company for at least the past five years. He was also named Vice Chairman of the Bank in November 2003.
     Mr. Harder has served as Executive Vice President, Audit and Loan Review of the Bank for at least the past five years. He has also served as Executive Vice President of the Company during this same period.
     Mr. Threadgill had served as Southern Mississippi Region President of BancorpSouth Bank for at least one year prior to April 2002 when he was named Vice Chairman of BancorpSouth Bank and Executive Vice President of the Company.
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
     Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank for at least five years and in November 2003 she was named Senior Vice President and Corporate Secretary of the Company and the Bank.
AUDIT COMMITTEE FINANCIAL EXPERT
     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Meetings of the Board of Directors and Committees” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders to be held during 2006, and is incorporated herein by reference.
IDENTIFICATION OF THE AUDIT COMMITTEE
     Information regarding the Audit Committee and the identification of its members appears under the caption “Meetings of the Board of Directors and Committees” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders to be held during 2006, and is incorporated herein by reference. In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES
     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2005 annual meeting of shareholders.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders to be held during 2006, and is incorporated herein by reference.
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
BancorpSouth, Inc.
Corporate Secretary
One Mississippi Plaza
201 South Spring Street
Tupelo, Mississippi 38804
(662) 680-2000
ITEM 11. EXECUTIVE COMPENSATION.
     Information regarding the remuneration of executive officers of the Company appears under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference. Information concerning the remuneration of directors of the Company appears under the caption “Compensation of Non-Employee Directors” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference.
     Information regarding the Company’s equity compensation plans appears under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information regarding accountant fees and services appears under the caption “Proposal 3: Selection of Auditors” in the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
1.	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:
(3)	(a) Articles of Incorporation, as amended and restated. (1)
(b)	Bylaws, as amended and restated. (2)

(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
(4)	(a) Specimen Common Stock Certificate. (4)
(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)

(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)

(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

(h)	Junior Subordinated Debt Security Specimen. (8)

(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a) 1998 Director Stock Plan. (2)(26)
(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(24)

(c)	1990 Stock Incentive Plan. (10)(26)

(d)	1994 Stock Incentive Plan. (11)(26)

(e)	Amended and Restated 1998 Stock Option Plan. (12)(26)

(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(26)

(g)	BancorpSouth, Inc. Restoration Plan. (19)(26)

(h)	BancorpSouth, Inc. Deferred Compensation Plan. (19)(26)

(i)	Home Office Incentive Plan. (19)(26)

(j)	Dividend Reinvestment Plan. (13)

(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998, and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(26)

(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(26)

(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(26)

(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000, and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(26)

(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(26)

(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(26)

(q)	Form of BancorpSouth, Inc. Change in Control Agreement. (24)(26)

(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(26)

(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(26)

(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(26)

(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(26)

(v)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman.* (26)

(w)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (22)(26)

(x)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (22)(26)

(y)	BancorpSouth, Inc. Executive Performance Incentive Plan. (23)(26)

(z)	Premier Bancorp, Inc. 1998 Stock Option Plan. (25)(26)

(aa)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (25)(26)

(bb)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (25)(26)

(cc)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (25)(26)
(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Independent Accountants.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange
Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange
Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on Marcfh 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 and incorporated by reference thereto.

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (file number 333-28081) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 20, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(26)	Compensatory plans or arrangements. * Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: March 10, 2006	By:	/s/Aubrey B. Patterson

Aubrey B. Patterson
Chairman of the Board
and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2006

Aubrey B. Patterson

/s/L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

L. Nash Allen, Jr.

/s/Hassell H. Franklin	Director	March 10, 2006

Hassell H. Franklin

/s/W. G. Holliman, Jr.	Director	March 10, 2006

W. G. Holliman, Jr.

/s/James V. Kelley	President, Chief Operating	March 10, 2006

James V. Kelley	Officer and Director

/s/Larry G. Kirk	Director	March 10, 2006

Larry G. Kirk

/s/Turner O. Lashlee	Director	March 10, 2006

Turner O. Lashlee

/s/Guy W. Mitchell, III	Director	March 10, 2006

Guy W. Mitchell, III

/s/R. Madison Murphy	Director	March 10, 2006

R. Madison Murphy

/s/ Robert C. Nolan	Director	March 10, 2006

Robert C. Nolan

/s/W. Cal Partee, Jr.	Director	March 10, 2006

W. Cal Partee, Jr.

/s/Alan W. Perry	Director	March 10, 2006

Alan W. Perry

/s/ Travis E. Staub	Director	March 10, 2006

Travis E. Staub

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(h)	Junior Subordinated Debt Security Specimen. (8)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	1998 Director Stock Plan. (2)(26)
	(b)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (9)(26)
	(c)	1990 Stock Incentive Plan. (10)(26)
	(d)	1994 Stock Incentive Plan. (11)(26)
	(e)	Amended and Restated 1998 Stock Option Plan. (12)(26)
	(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(26)
	(g)	BancorpSouth, Inc. Restoration Plan. (19)(26)
	(h)	BancorpSouth, Inc. Deferred Compensation Plan. (19)(26)
	(i)	Home Office Incentive Plan. (19)(26)
	(j)	Dividend Reinvestment Plan. (13)
	(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 20, 1998, and Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated March 20, 1998. (14)(26)
	(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (15)(26)
	(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 20, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(26)
	(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000, and Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (16)(26)
	(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (17)(26)
	(p)	Information regarding Bancorp of Mississippi, Inc., amended and restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(26)
	(q)	Form of BancorpSouth, Inc. Change in Control Agreement.(24)(26)
	(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(26)
	(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(26)
	(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(26)
	(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(26)

Exhibit No.		Description
	(v)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman.* (26)
	(w)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (22)(26)
	(x)	Mutual Termination of to be Assumed Prior Employment Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (22)(26)
	(y)	BancorpSouth, Inc. Executive Performance Incentive Plan. (23)(26)
	(z)	Premier Bancorp, Inc. 1998 Stock Option Plan. (25)(26)
	(aa)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (25)(26)
	(bb)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (25)(26)
	(cc)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (25)(26)
(11)		Statement re computation of per share earnings.*
(21)		Subsidiaries of the Registrant.*
(23)		Consent of Independent Accountants.*
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(10)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (file number 33-43796) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed in the Company’s Post-Effective Amendment No. 4 to the registration statement on Form S-3 filed on December 30, 1997 (file number 33-03009) and the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 and incorporated by reference thereto.
 2

(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990 (file number 0-10826) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (file number 333-28081) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(26)	Compensatory plans or arrangements.

*	Filed herewith.
 3