Form 10-Q
period 2006-03-31
BANCORPSOUTH INC
filed 2006-05-05
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2006, the registrant had outstanding 79,305,448 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s net interest margin, deposits, interest earning assets and interest bearing liabilities, net interest revenue, loan demand, valuation of mortgage servicing rights, revenue, key indicators of BancorpSouth’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, BancorpSouth’s financial products and services, liquidity and liquidity strategies, provision for credit losses, allowance for credit losses, future acquisitions, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, the impact and applicability of certain tax assessments and administrative appeals, the adoption of SFAS No. 123R, the adoption of SFAS No. 156, additional share repurchases under BancorpSouth’s stock repurchase program and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the rate of economic recovery in the areas affected by Hurricane Katrina, the ability of BancorpSouth to increase noninterest revenue and expand noninterest revenue business, the ability of BancorpSouth to fund growth with lower cost liabilities, the ability of BancorpSouth to maintain credit quality, the ability of BancorpSouth to provide and market competitive services and products, the ability of BancorpSouth to diversify revenue, the ability of BancorpSouth to attract, train and retain qualified personnel, the ability of BancorpSouth to operate and integrate new technology, changes in consumer preferences, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth to balance interest rate, credit, liquidity and capital risks, the ability of BancorpSouth to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of BancorpSouth to identify and effectively integrate potential acquisitions, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of BancorpSouth’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of BancorpSouth to compete with other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation or tax assessments, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$386,543	$461,659
Interest bearing deposits with other banks	6,809	6,809
Held-to-maturity securities, at amortized cost	1,777,923	1,412,529
Available-for-sale securities, at fair value	1,336,745	1,353,882
Federal funds sold and securities purchased under agreement to resell	224,298	409,531
Loans and leases	7,433,156	7,401,212
Less: Unearned income	37,869	35,657
Allowance for credit losses	96,017	101,500

Net loans	7,299,270	7,264,055
Loans held for sale	38,521	74,271
Premises and equipment, net	270,605	261,172
Accrued interest receivable	85,616	78,730
Goodwill	139,335	138,754
Other assets	324,251	307,282

TOTAL ASSETS	$11,889,916	$11,768,674

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,790,418	$1,798,892
Interest bearing	3,071,176	2,965,057
Savings	771,933	729,279
Other time	4,159,676	4,114,030

Total deposits	9,793,203	9,607,258
Federal funds purchased and securities sold under agreement to repurchase	643,401	748,139
Other short-term borrowings	—	2,000
Accrued interest payable	28,492	24,435
Junior subordinated debt securities	144,847	144,847
Long-term debt	136,857	137,228
Other liabilities	145,551	127,601

TOTAL LIABILITIES	10,892,351	10,791,508

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 79,207,075 and 79,237,345 shares, respectively	198,018	198,093
Capital surplus	110,000	108,961
Accumulated other comprehensive loss	(16,904)	(16,233)
Retained earnings	706,451	686,345

TOTAL SHAREHOLDERS’ EQUITY	997,565	977,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,889,916	$11,768,674

(1)	Derived from audited financial statements.
See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$127,200	$103,805
Deposits with other banks	141	111
Federal funds sold and securities purchased under agreement to resell	2,846	391
Held-to-maturity securities:
Taxable	14,323	9,766
Tax-exempt	1,887	1,598
Available-for-sale securities:
Taxable	10,904	13,745
Tax-exempt	1,363	1,677
Loans held for sale	1,238	1,018

Total interest revenue	159,902	132,111

INTEREST EXPENSE:
Deposits	53,133	37,905
Federal funds purchased and securities sold under agreement to repurchase	5,902	2,161
Other	4,938	4,916

Total interest expense	63,973	44,982

Net interest revenue	95,929	87,129
Provision for credit losses	(3,860)	4,787

Net interest revenue, after provision for credit losses	99,789	82,342

NONINTEREST REVENUE:
Mortgage lending	3,176	5,628
Service charges	15,450	14,726
Trust income	2,016	1,889
Security gains, net	10	70
Insurance commissions	17,445	15,932
Other	14,673	15,674

Total noninterest revenue	52,770	53,919

NONINTEREST EXPENSE:
Salaries and employee benefits	57,573	53,240
Occupancy, net of rental income	7,442	6,412
Equipment	5,763	5,449
Other	25,230	24,587

Total noninterest expense	96,008	89,688

Income before income taxes	56,551	46,573
Income tax expense	18,806	14,829

Net income	$37,745	$31,744

Earnings per share: Basic	$0.48	$0.41

Diluted	$0.47	$0.40

Dividends declared per common share	$0.19	$0.19

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$69,946	$76,877

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	86,126	118,880
Proceeds from calls and maturities of available-for-sale securities	108,169	67,816
Proceeds from sales of available-for-sale and trading securities	—	33,295
Purchases of held-to-maturity securities	(451,766)	(48,440)
Purchases of available-for-sale securities	(94,897)	(28,112)
Net (increase) decrease in short-term investments	185,233	(57,661)
Net increase in loans and leases	(29,627)	(72,686)
Purchases of premises and equipment	(15,627)	(13,400)
Proceeds from sale of premises and equipment	2,409	149
Net cash paid for acquisitions	(475)	(248)
Other, net	3,220	(1,269)

Net cash used in investing activities	(207,235)	(1,676)

Financing activities:
Net increase in deposits	185,945	20,316
Net decrease in short-term debt and other liabilities	(106,753)	(35,736)
Repayment of long-term debt	(371)	(2,786)
Issuance of common stock	1,276	2,656
Purchase of common stock	(2,968)	(4,126)
Payment of cash dividends	(14,956)	(18,802)

Net cash provided by financing activities	62,173	(38,478)

Increase (decrease) in cash and cash equivalents	(75,116)	36,723
Cash and cash equivalents at beginning of period	468,468	322,536

Cash and cash equivalents at end of period	$393,352	$359,259

See accompanying notes to consolidated condensed financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated condensed financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated condensed financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
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
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company recognized compensation cost for previously granted unvested awards of approximately $21,000 during the first quarter of 2006. These awards were granted in 2005 with a fair value determined using the Black-Scholes option-pricing model with the following assumptions: 10 year expected option life, 3.40% dividend yield, 21.00% volatility and 3.50% risk-free interest rate. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months ended March 31, 2005:

Three months ended
March 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$31,744
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(174)
Pro forma net income	$31,570

Basic earnings per share: As reported	$0.41
Pro forma	0.40
Diluted earnings per share: As reported	$0.40
Pro forma	0.40

NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2006	2005	2005
	(In thousands)
Commercial and agricultural	$922,152	$833,095	$930,259
Consumer and installment	377,204	391,331	388,610
Real estate mortgage:
1-4 Family	2,557,335	2,338,940	2,518,224
Other	3,244,839	3,072,031	3,228,445
Lease financing	298,336	264,339	302,311
Other	33,290	36,383	33,363

Total	$7,433,156	$6,936,119	$7,401,212

The following table presents information concerning non-performing loans as of the dates indicated:

	March 31,		December 31,
	2006	2005	2005
	(In thousands)
Non-accrual loans	$10,157	$13,184	$8,816
Loans 90 days or more past due	13,661	16,622	17,744
Restructured loans	2,197	2,182	2,239

Total non-performing loans	$26,015	$31,988	$28,799

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2006	2005	2005
	(In thousands)
Balance at beginning of period	$101,500	$91,673	$91,673
Provision charged (credited) to expense	(3,860)	4,787	24,467
Recoveries	915	1,531	4,557
Loans and leases charged off	(2,538)	(5,285)	(20,433)
Other, net	—	—	1,236

Balance at end of period	$96,017	$92,706	$101,500

NOTE 4 – PER SHARE DATA
The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$37,745	79,212	$0.48	$31,744	78,204	$0.41

Effect of dilutive share-based awards	—	330		—	314

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$37,745	79,542	$0.47	$31,744	78,518	$0.40

NOTE 5 – COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2006			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized losses arising during holding period	$(1,079)	$414	$(665)	$(16,674)	$6,383	$(10,291)
Less: Reclassification adjustment for net (gains) losses realized in net income	(8)	3	(5)	(15)	6	(9)

Other comprehensive loss	$(1,087)	$417	$(670)	$(16,689)	$6,389	$(10,300)

Net income			37,745			31,744

Comprehensive income			$37,075			$21,444

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
Pursuant to the merger with American State Bank Corporation (“ASB”) on December 1, 2005, the Company assumed the liability for $6,702,000 in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust. American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on July 7, October 7, January 7 or April 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.80%.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2006 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2005	$103,462	$35,292	$138,754
Purchase accounting adjustments	431	150	581
Balance as of March 31, 2006	$103,893	$35,442	$139,335

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates indicated:

	As of		As of
	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets
Core deposit intangibles	$20,699	$10,038	$20,699	$9,455
Customer relationship intangibles	23,164	8,676	22,890	8,051
Non-solicitation intangibles	65	43	52	35

Total	$43,928	$18,757	$43,641	$17,541

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangibles	1,057	—	1,057	—

Total	$1,745	$—	$1,745	$—

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$583	$615
Customer relationship intangibles	625	697
Non-solicitation intangibles	8	6

Total	$1,216	$1,318

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2006, and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2006	$2,240	$2,361	$22	$4,623
For year ended December 31, 2007	2,015	2,047	7	4,069
For year ended December 31, 2008	1,735	1,811	—	3,546
For year ended December 31, 2009	1,546	1,554	—	3,100
For year ended December 31, 2010	1,207	1,360	—	2,567
NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Service cost	$1,743	$1,394	$—	$1
Interest cost	1,328	1,160	8	37
Expected return on assets	(1,500)	(1,413)	—	—
Amortization of unrecognized transition amount	5	5	—	—
Recognized prior service cost	60	62	166	198
Recognized net (gain) loss	412	215	(7)	—

Net periodic benefit costs	$2,048	$1,423	$167	$236

NOTE 9 – RECENT PRONOUNCEMENTS
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 was adopted by the Company effective January 1, 2006 with the Company electing to measure its servicing rights at fair value at each reporting date. The adoption of SFAS No. 156 has had no material impact on the financial position or results of operations of the Company during the first quarter of 2006.
NOTE 10 – BUSINESS COMBINATIONS
On December 1, 2005, ASB, a financial holding company with approximately $358 million in assets headquartered in Jonesboro, Arkansas, merged with and into the Company. Pursuant to the merger, ASB’s subsidiary, American State Bank, merged with and into the Bank. Consideration paid to complete this transaction consisted of 1,127,544 shares of the Company’s common stock in addition to cash paid to the ASB shareholders in the aggregate amount of $25,001,242. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
NOTE 11 – SEGMENT REPORTING
The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.
Results of operations and selected financial information by operating segment for the three-month period ended March 31, 2006 and 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended March 31, 2006:
Results of Operations
Net interest revenue	$86,941	$8,988	$95,929
Provision for credit losses	(3,859)	(1)	(3,860)

Net interest revenue after provision for credit losses	90,800	8,989	99,789
Noninterest revenue	24,639	28,131	52,770
Noninterest expense	61,098	34,910	96,008

Income before income taxes	54,341	2,210	56,551
Income taxes	18,071	735	18,806

Net income	$36,270	$1,475	$37,745

Selected Financial Information
Total assets (at end of period)	$9,906,646	$1,983,270	$11,889,916
Depreciation and amortization	6,092	1,298	7,390

Three months ended March 31, 2005:
Results of Operations
Net interest revenue	$79,577	$7,552	$87,129
Provision for credit losses	4,805	(18)	4,787

Net interest revenue after provision for credit losses	74,772	7,570	82,342
Noninterest revenue	24,864	29,055	53,919
Noninterest expense	57,205	32,483	89,688

Income before income taxes	42,431	4,142	46,573
Income taxes	13,510	1,319	14,829

Net income	$28,921	$2,823	$31,744

Selected Financial Information
Total assets (at end of period)	$9,063,991	$1,765,113	$10,829,104
Depreciation and amortization	6,028	3,545	9,573
NOTE 12 – MORTGAGE SERVICING RIGHTS
     Mortgage Servicing Rights (“MSRs”) are capitalized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed by the independent third party and reviewed by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.

The Company has one class of servicing asset comprised of closed end loans for 1-4 family residences, secured by first liens. The following table presents the activity in the Company’s one class of mortgage servicing asset for the period indicated:

2006
(In thousands)
Fair value as of January 1	$36,456
Additions:
Origination of servicing assets	1,277
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	63
Other changes in fair value	(9)

Fair value as of March 31	$37,787

All of the changes to the values of the MSRs are recorded as part of Mortgage Lending noninterest revenue on the income statement. As part of Mortgage Lending noninterest revenue, the Company recorded contractual servicing fees of $2.02 million and $2.06 million and servicing fees and ancillary fees of $240 thousand and $310 thousand for the quarters ended March 31, 2006 and 2005, respectively.
NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES
The State Tax Commission of the State of Mississippi completed its audit of the Bank’s state income tax return for the tax years 1998 through 2001 in the second quarter of 2004. As a result of this audit, the State Tax Commission assessed the Bank additional taxes of approximately $5.4 million along with interest and penalties totaling approximately $3.8 million. Based on the advice of legal counsel, management believes that there is no substantial basis for the position taken by the Mississippi State Tax Commission and that the Company has meritorious defenses to dispute this assessment of additional taxes. The Company is in the midst of the administrative process and a final decision has not been rendered by the State Tax Commission. There can be no assurance that the Company will be successful in having the assessment reduced at this stage or on further appeal, if any. The Company’s potential exposure with regard to this assessment will be the additional tax, interest and penalties assessed in May 2004 plus interest that will continue to accrue from May 2004 through the administrative and/or appeals process and legal costs associated with this process. Management does not believe that the outcome of this matter will have a material effect on the Company’s consolidated financial position, although any significant additional assessment could have a materially adverse effect on earnings in the period in which it is recorded.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $11.9 billion in assets headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated condensed financial statements for the three-month periods ended March 31, 2006 and 2005 and the notes to such financial statements found in “Item 1. Financial Statements.” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
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
The table below summarizes the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months ended March 31, 2006 and 2005. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2006	2005	% Change
Net income	$37,745	$31,744	18.90%
Net income per share: Basic	$0.48	$0.41	17.07
Diluted	$0.47	$0.40	17.50
Return on average assets (annualized)	1.30%	1.18%	10.17
Return on average shareholders’ equity (annualized)	15.72%	14.02%	12.13
The increase in net income for the first quarter of 2006 when compared to the first quarter of 2005 is attributable to several factors. The Company’s primary source of revenue, net interest revenue earned by the Bank, reflected continued positive trends for the three months ended March 31, 2006 compared to the same period of 2005. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. These factors combined to increase the Company’s net interest revenue to $95.93 million for the first quarter of 2006, an $8.80 million, or 10.10%, increase from $87.13 million for the first quarter of 2005. The Company also reduced its allowance for credit losses by $4.77 million, which had been increased in the third quarter of 2005 related to Hurricane Katrina, as the impact of the hurricane on the Company’s customers has been less than originally estimated. In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage activities, and other bank-related fees. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. These diversification efforts resulted in an increase in insurance commissions and other bank-related fees for the three months ended March 31, 2006 as compared to the same period of 2005. However, total noninterest income decreased 2.13% for the first quarter of 2006 compared to the same period of 2005 as mortgage lending revenue decreased 43.57%. The decrease in mortgage lending revenue for the first quarter of 2006 primarily resulted from the impact of a $1.96 million net increase in the fair value of the Company’s mortgage servicing asset for the first quarter of 2005 compared to a $52,000 net increase in the fair value of the Company’s mortgage servicing asset for the first quarter of 2006. Other noninterest revenue decreased 6.39% for the first quarter of 2006 compared to the first quarter of 2005 when the Company recorded a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network to which the Company retains access.
Improved asset quality allowed annualized net charge-offs to fall to 0.09% of average loans for the first three months of 2006 from 0.22% of average loans for the first three months of 2005. Noninterest expense totaled $96.0 million for the first quarter of 2006 compared to $89.69 million for the first quarter of 2005, an increase of $6.32 million, or 7.05%. The increase in noninterest expense for the first quarter of 2006 resulted primarily from the impact of costs related to the integration and operation of American State Bank Corporation that was acquired and merged into the Company on December 1, 2005 and increased costs related to additional locations and facilities added since March 31, 2005. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the three months ended March 31, 2006, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the following change regarding mortgage servicing rights.
Mortgage Servicing Rights
         The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. Prior to the Company’s adoption of SFAS No. 156, MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. As a result of the Company’s adoption of SFAS No. 156 on January 1, 2006, the Company carries MSRs at fair value. In determining the fair value of capitalized mortgage servicing rights, the Company utilizes the expertise of an independent third party. Utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand, an estimate of the fair value of the Company’s capitalized MSRs is performed by the independent third party and reviewed by management. Since valuation is determined using discounted cash flow models, the primary risk inherent in MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At March 31, 2006, the Company’s mortgage servicing asset was $37.79 million.
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
Net interest revenue was $98.34 million for the three months ended March 31, 2006, compared to $89.44 million for the same period in 2005, representing an increase of $8.90 million, or 9.95%. The increase in net interest revenue for the first quarter of 2006 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
Interest revenue increased $27.89 million, or 20.75%, to $162.31 million for the three months ended March 31, 2006 from $134.42 million for the three months ended March 31, 2005. The increase in interest revenue for the three months ended March 31, 2006 is attributable to a $730.13 million, or 7.33%, increase in average interest earning assets to $10.68 billion for the first quarter of 2006 from $9.95 billion for the first quarter of 2005 and an increase in the yield of those assets of 68 basis points to 6.16% for the first quarter of 2006 from 5.48% for the first quarter of 2005.

Interest expense increased $18.99 million, or 42.22%, to $63.97 million for the three months ended March 31, 2006 from $44.98 million for the three months ended March 31, 2005. Average interest bearing liabilities increased $500.68 million, or 5.95%, to $8.91 billion for the first quarter of 2006 from $8.41 billion for the first quarter of 2005. The average rate paid on those liabilities also increased 74 basis points to 2.91% for the first quarter of 2006 from 2.17% for the first quarter of 2005.
The relative performance of the Company’s lending and deposit-raising functions is frequently measured by two calculations – net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets (earning asset yield) and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread because of the additional income earned on those assets funded by noninterest bearing liabilities, or free funding, such as noninterest bearing demand deposits and shareholders’ equity.
Net interest margin for the first quarter of 2006 and 2005 was 3.73% and 3.64%, respectively, representing an increase of 9 basis points. Net interest rate spread for the first quarter of 2006 was 3.25%, a decrease of 6 basis points from 3.31% for the same period of 2005. The decrease in the net interest rate spread was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.17% for the first quarter of 2005 to 2.91% for the first quarter of 2006, than the increase in the average rate earned on interest earning assets from 5.48% for the first quarter of 2005 to 6.16% for the first quarter of 2006. However, an increase in the net interest margin resulted from a larger percentage increase in the earning asset yield relative to the percentage increase in the average earning assets. The earning asset yield increase for the first quarter of 2006 was a result of favorable economic activity throughout most of the Bank’s markets resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at March 31, 2006:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$6,809	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	224,298	—	—	—
Held-to-maturity securities	150,238	140,962	1,108,583	378,140
Available-for-sale and trading securities	28,174	274,076	586,749	447,746
Loans and leases, net of unearned interest	3,937,735	1,322,217	2,006,867	128,468
Loans held for sale	38,521	—	—	—

Total interest earning assets	4,385,775	1,737,255	3,702,199	954,354

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,530,521	312,588	—	—
Other time deposits	844,937	1,975,130	1,335,681	3,928
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	643,401	—	—	—
Long-term debt and junior subordinated debt securities	479	1,483	58,297	221,445
Other	23	82	246	77

Total interest bearing liabilities	5,019,361	2,289,283	1,394,224	225,450

Interest rate sensitivity gap	$(633,586)	$(552,028)	$2,307,975	$728,904

Cumulative interest sensitivity gap	$(633,586)	$(1,185,614)	$1,122,361	$1,851,265

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
The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at March 31, 2006 and 2005 and net charge-offs and net charge-offs as a percentage of average loans and leases for the three months ended March 31, 2006 and 2005 are shown in the following table:

	Three months ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Provision for credit losses	$(3,860)	$4,787	(180.64)%
Allowance for credit losses as a percentage of loans and leases outstanding at period-end	1.30%	1.34%	(2.99)
Net charge-offs	$1,623	$3,754	(56.77)
Net charge-offs as a percentage of average loans and leases (annualized)	0.09%	0.22%	(59.09)
The provision for credit losses decreased for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005, reflecting the $4.77 million pre-tax reduction in the allowance for credit losses related to Hurricane Katrina’s impact on the Mississippi Gulf Coast region, originally recorded in the third quarter of 2005. As a result, the Company reported a credit balance in its provision for credit losses for the first quarter of 2006. As contacts with many customers have been re-established, losses related to loans in the impacted area are not expected to be as great as originally anticipated immediately following the hurricane. The Company will continue its assessment of credit losses for those loans to customers in the affected region. At March 31, 2006, $2.64 million of the allowance for credit losses was specifically related to loans to customers in the impacted area. In addition to the reduction in the allowance for credit losses, the Company experienced an improvement in net charge-offs during the first quarter of 2006 compared to the first quarter of 2005 as net charge-offs decreased 56.77% to $1.62 million for the three-month period ended March 31, 2006 compared to $3.75 million for the three- month period ended March 31, 2005. The Company’s credit quality remains strong as evidenced by the decrease in non-performing loans, down 18.67% compared to non-performing loans at March 31, 2005.
The breakdown of the allowance by loan and lease category is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas. Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (a) the breakdown of the allowance for credit losses by loan and lease category and (b) the percentage of each category in the loan and lease portfolio to total loans and leases at the dates indicated:

	March 31,				December 31,
	2006		2005		2005
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and agricultural	$11,252	12.41%	$10,275	12.01%	$12,171	12.57%
Consumer and installment	8,330	5.07%	7,427	5.65%	10,458	5.25%
Real estate mortgage	73,146	78.06%	70,805	78.01%	75,570	77.64%
Lease financing	2,983	4.01%	3,051	3.81%	3,014	4.08%
Other	306	0.45%	1,148	0.52%	287	0.46%

Total	$96,017	100.00%	$92,706	100.00%	$101,500	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$101,500	$91,673	$91,673

Loans and leases charged off:
Commercial and agricultural	(112)	(1,319)	(2,172)
Consumer and installment	(1,062)	(2,359)	(7,651)
Real estate mortgage	(1,357)	(1,352)	(10,187)
Lease financing	(7)	(255)	(423)

Total loans charged off	(2,538)	(5,285)	(20,433)

Recoveries:
Commercial and agricultural	96	557	1,063
Consumer and installment	720	568	2,384
Real estate mortgage	95	396	1,089
Lease financing	4	10	21

Total recoveries	915	1,531	4,557

Net charge-offs	(1,623)	(3,754)	(15,876)

Provision charged (credited) to operating expense	(3,860)	4,787	24,467
Other, net	—	—	1,236

Balance, end of period	$96,017	$92,706	$101,500

Average loans for period	$7,371,764	$6,874,571	$7,026,009

Ratios:
Net charge-offs to average loans (annualized)	0.09%	0.22%	0.23%

Noninterest Revenue
The components of noninterest revenue for the three months ended March 31, 2006 and 2005 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Mortgage lending	$3,176	$5,628	(43.57)%
Service charges	15,450	14,726	4.92
Trust income	2,016	1,889	6.72
Securities gains, net	10	70	(85.71)
Insurance commissions	17,445	15,932	9.50
Other	14,673	15,674	(6.39)

Total noninterest revenue	$52,770	$53,919	(2.13)%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities, origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market with MSRs to the loans either retained or released with the loan sold. The Company adopted SFAS No. 156 on January 1, 2006. As a result, the Company carries MSRs at fair value.
Origination revenue is comprised of loan origination fees, net gains or losses from the sale of the mortgage loans originated and the capitalized value of the MSR. Origination volume of $122.31 million and $121.60 million produced origination revenue of $860 thousand and $1.33 million for the quarters ended March 31, 2006 and 2005, respectively.
Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.26 million and $2.34 million for the quarters ended March 31, 2006 and 2005, respectively. Revenues from changes in the valuation of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. An increase in mortgage rates typically result in an increase in the value of the MSRs while a decrease in mortgage rates will typically result in a decrease in the value of MSRs. The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. The revenue from the change in MSRs was $52 thousand compared to $1.96 million for the quarters ended March 31, 2006 and 2005, respectively.
Service charges on deposit accounts increased for the first quarter of 2006 when compared to the first quarter of 2005 because of higher volumes of items processed and growth in the number of deposit accounts. Trust income increased 6.72% for the first quarter of 2006 compared to the first quarter of 2005 as a result of increases in the value of assets under care (either managed or in custody).
Insurance commissions grew 9.50% to $17.45 million for the first quarter of 2006 compared to the same period in 2005, after two consecutive quarters in which growth was significantly affected by the impact of Hurricane Katrina. The increase in insurance commissions is primarily a result of the increase in policies written since March 31, 2005 coupled with higher policy premiums. The Company plans to continue to expand the products and services offered by its insurance agencies.
Other noninterest revenue for the first three months of 2006 included a gain of $2.41 million from the sale of student loans originated by the Company compared to a $2.49 million gain for sales of student loans in the first three months of 2005. Other noninterest revenue for the first three months of 2005 included a $1.7 million gain on the sale of the Company’s membership in the PULSE network, an electronic banking network to which the Company retains access.

Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2006 and 2005 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$57,573	$53,240	8.14%
Occupancy, net of rental income	7,442	6,412	16.06
Equipment	5,763	5,449	5.76
Other	25,230	24,587	2.62

Total noninterest expense	$96,008	$89,688	7.05%

Salaries and employee benefits expense for the three months ended March 31, 2006 increased compared to the same periods in 2005, primarily as a result of the salaries and employee benefits of employees of American State Bank Corporation acquired on December 1, 2005 and the hiring of employees to staff the banking locations added during 2005 and 2006. Occupancy expense also increased on a comparable three-month period basis primarily because of additional locations and facilities opened since March 31, 2005, including the acquisition in December of 2005. Equipment expense increased for the comparable three-month periods because of increased depreciation related to the equipment replacement purchases made as a result of Hurricane Katrina during the last 4 months of 2005 coupled with increases in various maintenance contracts. The increase in other noninterest expense reflected normal increases and general inflation in the cost of services and supplies purchased by the Company during the first quarter of 2006 compared to the first quarter of 2005.
Income Tax
Income tax expense was $18.8 million for the first quarter of 2006, a 26.82% increase from $14.8 million for the first quarter of 2005. The increase in income tax expense in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of the increase in net income before tax, as net income before tax increased 21.42% for the first quarter of 2006 compared to the first quarter of 2005. The effective tax rates for the first quarter of 2006 and 2005 were 33.26% and 31.84%, respectively. The increase in effective tax rates for 2006 compared to 2005 was the result of the increase in income before tax, combined with the slight decrease in overall tax exempt revenue.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2006 were $10.78 billion, or 90.66% of total assets, compared with $10.62 billion, or 90.26% of total assets, at December 31, 2005.
The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2006 were $1.78 billion, compared with $1.41 billion at December 31, 2005, a 25.87% increase. Available-for-sale securities were $1.34 billion at March 31, 2006, compared to $1.35 billion at December 31, 2005, a 1.27% decrease.
The Bank’s loan and lease portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned income, totaled $7.40 billion at March 31, 2006, which represented a 0.40% increase from $7.37 billion at December 31, 2005.
At March 31, 2006, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At March 31, 2006, no particular loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well secured and in the process of collection. Non-performing loans were 0.35% of loans and leases, net of unearned income, at March 31, 2006 and 0.39% of loans and leases, net of unearned interest, at December 31, 2005.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.79 billion at March 31, 2006 as compared to $9.61 billion at December 31, 2005, representing a 1.94% increase. Noninterest bearing demand deposits decreased by $8.47 million, or 0.47%, to $1.79 billion at March 31, 2006 from $1.80 billion at December 31, 2005, while interest bearing demand, savings and time deposits increased $194.42 million, or 2.49%, to $8.00 billion at March 31, 2006 from $7.81 billion at December 31, 2005. By using maturing investment securities and lower cost demand deposits to fund recent loan growth, the Bank has restricted its growth in higher priced deposits. The most significant deposit growth in the Bank has occurred in the Mississippi Gulf Coast communities served by the Bank. The Bank’s deposits there have increased $90.91 million, or 17.37% between September 30, 2005 and March 31, 2006. This increase is primarily attributable to the receipt of insurance proceeds and other forms of financial assistance by customers affected by Hurricane Katrina. As the rebuilding process takes place along the Mississippi Gulf Coast, these deposits may be withdrawn to fund the reconstruction.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.48% and 13.72%, respectively, at March 31, 2006. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at March 31, 2006. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.49% at March 31, 2006, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at March 31, 2006 as its Tier I capital, total capital and leverage capital ratios were 12.07%, 13.30%, and 8.18%, respectively.
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

Uses of Capital
The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger of American State Bank Corporation was completed on December 1, 2005, and the consideration in that transaction was a combination of shares of the Company’s common stock and cash.
On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2005 through April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of March 31, 2006, 465,500 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.” of this report for information about the Company’s repurchases during the three months ended March 31, 2006.
From January 1, 2001 through March 31, 2006, the Company had repurchased approximately 11.0 million shares of its common stock under various approved repurchase plans.
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
The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation and assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation (see Note 6 to the consolidated condensed financial statements included in this report). The aggregate $15.5 million in trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
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
As such, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of such matters should not have a material adverse effect on the Company’s consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and the Company cannot make assurances that it will prevail in any of these actions, nor can it estimate with reasonable certainty the amount of damages that it might incur.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2006, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
PART II
OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended March 31, 2006:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
January 1 - January 31	60,000	$23.41	60,000	2,599,500
February 1 - February 28	—	—	—	2,599,500
March 1 - March 31	65,000	24.05	65,000	2,534,500

Total	125,000

(1)	On April 27, 2005 the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.0 million shares of its common stock prior to April 30, 2007. during the three months ended March 31, 2006, the Company terminated no repurchase plans or programs expired.

ITEM 6.	EXHIBITS.

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I, dated as of October 31, 2001 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.10)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.

(Registrant)

DATE: May 4, 2006	/s/ L. Nash Allen, Jr.

L. Nash Allen, Jr.
Treasurer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I, dated as of October 31, 2001 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.10)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.