Form 10-Q
period 2006-06-30
BANCORPSOUTH INC
filed 2006-08-08
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2006, the registrant had outstanding 79,123,185 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s net interest margin, the use of demand deposits and maturing investment securities to fund loan growth, payment of dividends, prepayment of Junior Subordinated Debt Securities, valuation of mortgage servicing rights, revenue, noninterest revenue, key indicators of BancorpSouth’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, BancorpSouth’s products and services, liquidity and liquidity strategies, provision for credit losses, allowance for credit losses, future acquisitions, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, loans affected by Hurricane Katrina, additional share repurchases under BancorpSouth’s stock repurchase program and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the rate of economic recovery in the areas affected by Hurricane Katrina, the ability of BancorpSouth to increase noninterest revenue and expand noninterest revenue business, the ability of BancorpSouth to fund growth with lower cost liabilities, the ability of BancorpSouth to maintain credit quality, the ability of BancorpSouth to provide and market competitive services and products, the ability of BancorpSouth to diversify revenue, the ability of BancorpSouth to attract, train and retain qualified personnel, the ability of BancorpSouth to operate and integrate new technology, changes in consumer preferences, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth to balance interest rate, credit, liquidity and capital risks, the ability of BancorpSouth to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of BancorpSouth to identify and effectively integrate potential acquisitions, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of BancorpSouth’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of BancorpSouth to compete with other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$422,523	$461,659
Interest bearing deposits with other banks	5,982	6,809
Held-to-maturity securities, at amortized cost	1,692,018	1,412,529
Available-for-sale securities, at fair value	1,266,659	1,353,882
Federal funds sold and securities purchased under agreement to resell	104,181	409,531
Loans and leases	7,611,477	7,401,212
Less: Unearned income	44,468	35,657
Allowance for credit losses	96,264	101,500

Net loans	7,470,745	7,264,055
Loans held for sale	51,258	74,271
Premises and equipment, net	278,410	261,172
Accrued interest receivable	83,577	78,730
Goodwill	142,548	138,754
Other assets	314,344	307,282

TOTAL ASSETS	$11,832,245	$11,768,674

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,829,782	$1,798,892
Interest bearing	2,800,391	2,965,057
Savings	758,471	729,279
Other time	4,167,590	4,114,030

Total deposits	9,556,234	9,607,258
Federal funds purchased and securities sold under agreement to repurchase	675,280	748,139
Other short-term borrowings	175,000	2,000
Accrued interest payable	28,668	24,435
Junior subordinated debt securities	144,847	144,847
Long-term debt	136,479	137,228
Other liabilities	106,784	127,601

TOTAL LIABILITIES	10,823,292	10,791,508

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value
Authorized — 500,000,000 shares, Issued — 79,097,685 and 79,237,345 shares, respectively	197,744	198,093
Capital surplus	112,127	108,961
Accumulated other comprehensive loss	(20,754)	(16,233)
Retained earnings	719,836	686,345

TOTAL SHAREHOLDERS’ EQUITY	1,008,953	977,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,832,245	$11,768,674

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$134,569	$109,874	$261,769	$213,678
Deposits with other banks	176	139	317	251
Federal funds sold and securities purchased under agreement to resell	976	197	3,822	589
Held-to-maturity securities:
Taxable	16,048	9,452	30,371	19,218
Tax-exempt	2,077	1,557	3,964	3,154
Available-for-sale securities:
Taxable	11,389	12,765	22,293	26,510
Tax-exempt	1,276	1,491	2,639	3,168
Loans held for sale	871	571	2,109	1,589

Total interest revenue	167,382	136,046	327,284	268,157

INTEREST EXPENSE:
Deposits	57,430	40,432	110,563	78,337
Federal funds purchased and securities sold under agreement to repurchase	6,549	2,590	12,451	4,751
Other	6,182	5,307	11,120	10,223

Total interest expense	70,161	48,329	134,134	93,311

Net interest revenue	97,221	87,717	193,150	174,846
Provision for credit losses	3,586	2,980	(274)	7,767

Net interest revenue, after provision for credit losses	93,635	84,737	193,424	167,079

NONINTEREST REVENUE:
Mortgage lending	3,720	(2,453)	6,896	3,175
Service charges	17,489	16,411	32,939	31,137
Trust income	2,325	2,004	4,341	3,893
Security gains, net	17	371	27	441
Insurance commissions	16,411	14,425	33,856	30,357
Other	13,638	12,264	28,311	27,938

Total noninterest revenue	53,600	43,022	106,370	96,941

NONINTEREST EXPENSE:
Salaries and employee benefits	58,376	52,578	115,949	105,818
Occupancy, net of rental income	7,759	6,841	15,201	13,252
Equipment	5,822	5,637	11,585	11,087
Other	26,387	25,519	51,617	50,106

Total noninterest expense	98,344	90,575	194,352	180,263

Income before income taxes	48,891	37,184	105,442	83,757
Income tax expense	13,392	11,394	32,198	26,223

Net income	$35,499	$25,790	$73,244	$57,534

Earnings per share: Basic	$0.45	$0.33	$0.93	$0.74

Diluted	$0.45	$0.33	$0.92	$0.73

Dividends declared per common share	$0.20	$0.19	$0.39	$0.38

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2006	2005
	(In thousands)
Operating Activities:
Net income	$73,244	$57,534
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(274)	7,767
Depreciation and amortization	12,282	12,252
Deferred taxes	(3,256)	(2,394)
Amortization of intangibles	2,388	6,945
Amortization of debt securities premium and discount, net	7,005	8,024
Security gains, net	(27)	(441)
Net deferred loan origination expense	(3,612)	(3,654)
(Increase) decrease in interest receivable	(4,847)	1,043
Increase in interest payable	4,233	1,689
Realized gain on student loans sold	(2,477)	(2,561)
Proceeds from student loans sold	92,561	95,703
Origination of student loans held for sale	(54,956)	(53,215)
Realized gain on mortgages sold	(3,128)	(3,476)
Proceeds from mortgages sold	260,648	252,842
Origination of mortgages held for sale	(269,635)	(261,853)
Increase in bank-owned life insurance	(3,045)	(2,991)
Other, net	(14,899)	(13,286)

Net cash provided by operating activities	92,205	99,928

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	241,024	150,752
Proceeds from calls and maturties of available-for-sale securities	177,541	159,899
Proceeds from sales of available-for-sale and trading securities	250	38,673
Purchases of held-to-maturity securities	(521,339)	(86,448)
Purchases of available-for-sale securities	(103,476)	(30,900)
Net decrease in short-term investments	305,350	2,845
Net increase in loans and leases	(202,804)	(214,954)
Purchases of premises and equipment	(30,244)	(23,179)
Proceeds from sale of premises and equipment	467	309
Net cash paid for acquisitions	(3,688)	(3,795)
Other, net	2,268	(1,927)

Net cash used in investing activities	(134,651)	(8,725)

Financing activities:
Net increase in deposits	(51,024)	(84,511)
Net decrease in short-term debt and other liabilities	100,106	77,298
Repayment of long-term debt	(749)	(3,140)
Issuance of common stock	4,009	3,526
Purchase of common stock	(10,143)	(4,757)
Payment of cash dividends	(39,716)	(40,715)

Net cash provided by (used in) financing activities	2,483	(52,299)

(Decrease) increase in cash and cash equivalents	(39,963)	38,904
Cash and cash equivalents at beginning of period	468,468	322,536

Cash and cash equivalents at end of period	$428,505	$361,440

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Risk Advantage, Inc., and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company recognized compensation costs for previously granted unvested awards of approximately $22,000 during the first six months of 2006. These awards were granted in 2005 with a fair value determined using the Black-Scholes option-pricing model with the following assumptions: ten-year expected option life; 3.40% dividend yield; 21.00% volatility and 3.50% risk-free interest rate. The Company recognized compensation costs for newly granted unvested awards of approximately $42,000 during the first six months of 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months and six months ended June 30, 2005:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$25,790	$57,534
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(178)	(352)

Pro forma net income	$25,612	$57,182

Basic earnings per share: As reported	$0.33	$0.74
Pro forma	0.33	0.73

Diluted earnings per share: As reported	$0.33	$0.73
Pro forma	0.33	0.73

NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2006	2005	2005
	(In thousands)
Commercial and agricultural	$946,720	$847,947	$930,259
Consumer and installment	392,225	389,901	388,610
Real estate mortgage:
1-4 Family	2,609,658	2,399,084	2,518,224
Other	3,302,585	3,128,906	3,228,445
Lease financing	322,643	274,919	302,311
Other	37,646	36,811	33,363

Total	$7,611,477	$7,077,568	$7,401,212

The following table presents information concerning non-performing loans as of the dates indicated:

	June 30,		December 31,
	2006	2005	2005
	(In thousands)
Non-accrual loans	$6,391	$10,619	$8,816
Loans 90 days or more past due	15,819	11,010	17,744
Restructured loans	2,181	2,120	2,239

Total non-performing loans	$24,391	$23,749	$28,799

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2006	2005	2005
	(In thousands)
Balance at beginning of period	$101,500	$91,673	$91,673
Provision charged (credited) to expense	(274)	7,767	24,467
Recoveries	1,872	2,829	4,557
Loans and leases charged off	(6,834)	(11,193)	(20,433)
Other, net	—	—	1,236

Balance at end of period	$96,264	$91,076	$101,500

NOTE 4 – SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at June 30, 2006:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Treasury	$9,974	$82	$—	$—	$9,974	$82
U.S. Government agencies	744,218	16,034	661,846	26,990	1,406,064	43,024
Obligations of states and political subdivisions	67,072	1,320	31,166	897	98,238	2,217

Total	$821,264	$17,436	$693,012	$27,887	$1,514,276	$45,323

Available-for-sale securities:
U.S. Government agencies	$110,959	$2,101	$894,917	$33,400	$1,005,876	$35,501
Obligations of states and political subdivisions	6,285	64	6,602	170	12,887	234
Other	7,963	38	—	—	7,963	38

Total	$125,207	$2,203	$901,519	$33,570	$1,026,726	$35,773

Based upon review of the sector credit ratings of these securities, the ability to hold the securities until the impairment has been recovered and the volatility of their market price, the impairments related to these securities were determined to be temporary.
NOTE 5 – PER SHARE DATA
The computation of basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$35,499	79,147	$0.45	$25,790	78,221	$0.33

Effect of dilutive share- based awards	—	388		—	316

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$35,499	79,535	$0.45	$25,790	78,537	$0.33

	Six months ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$73,244	79,179	$0.93	$57,534	78,212	$0.74

Effect of dilutive stock options	—	361		—	343

Diluted EPS
Income available to common shareholders plus assumed exercise	$73,244	79,540	$0.92	$57,534	78,555	$0.73

NOTE 6 – COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2006			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized (losses) gains arising during holding period	$(6,235)	$2,387	$(3,848)	$5,971	$(2,283)	$3,688
Less: Reclassification adjustment for net (gains) losses realized in net income	(3)	1	(2)	(311)	119	(192)

Other comprehensive (loss) income	$(6,238)	$2,388	$(3,850)	$5,660	$(2,164)	$3,496

Net income			35,499			25,790

Comprehensive income			$31,649			$29,286

	Six months ended June 30,
	2006			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(7,315)	$2,801	$(4,514)	$(10,704)	$4,100	$(6,604)
Less: Reclassification adjustment for net (gains) losses realized in net income	(11)	4	(7)	(326)	125	(201)

Other comprehensive (loss) income	$(7,326)	$2,805	$(4,521)	$(11,030)	$4,225	$(6,805)

Net income			73,244			57,534

Comprehensive income			$68,723			$50,729

NOTE 7 – JUNIOR SUBORDINATED DEBT SECURITIES
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
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2006 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2005	$103,462	$35,292	$138,754
Goodwill acquired during the period	—	3,343	3,343
Purchase accounting adjustments	451	—	451

Balance as of June 30, 2006	$103,913	$38,635	$142,548

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$20,699	$10,594	$20,699	$9,455
Customer relationship intangibles	23,164	9,295	22,890	8,051
Non-solicitation intangibles	65	51	52	35

Total	$43,928	$19,940	$43,641	$17,541

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangibles	1,057	—	1,057	—

Total	$1,745	$—	$1,745	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$557	$602	$1,139	$1,217
Customer relationship intangibles	619	694	1,244	1,391
Non-solicitation intangibles	8	6	16	12

Total	$1,184	$1,302	$2,399	$2,620

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2006, and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2006	$2,240	$2,361	$22	$4,623
For year ended December 31, 2007	2,015	2,047	7	4,069
For year ended December 31, 2008	1,735	1,811	—	3,546
For year ended December 31, 2009	1,546	1,554	—	3,100
For year ended December 31, 2010	1,207	1,360	—	2,567
NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic benefit costs for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$1,743	$1,394	$—	$1
Interest cost	1,328	1,160	8	37
Expected return on assets	(1,500)	(1,413)	—	—
Amortization of unrecognized transition amount	5	5	—	—
Recognized prior service cost	60	62	166	198
Recognized net (gain) loss	412	215	(7)	—

Net periodic benefit costs	$2,048	$1,423	$167	$236

	Pension Benefits		Other Benefits
	Six months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$3,486	$2,788	$—	$2
Interest cost	2,656	2,320	16	74
Expected return on assets	(3,000)	(2,826)	—	—
Amortization of unrecognized transition amount	10	10	—	—
Recognized prior service cost	120	124	332	396
Recognized net loss	824	430	(14)	—

Net periodic benefit costs	$4,096	$2,846	$334	$472

NOTE 10 – RECENT PRONOUNCEMENTS
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets,” was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 was adopted by the Company effective January 1, 2006 with the Company electing to measure its servicing rights at fair value at each reporting date. The adoption of SFAS No. 156 has had no material impact on the Company’s financial statements.
NOTE 11 – BUSINESS COMBINATIONS
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
NOTE 12 – SEGMENT REPORTING
The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2006 and 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended June 30, 2006:
Results of Operations
Net interest revenue	$88,274	$8,947	$97,221
Provision for credit losses	3,566	20	3,586

Net interest revenue after provision for credit losses	84,708	8,927	93,635
Noninterest revenue	28,505	25,095	53,600
Noninterest expense	66,485	31,859	98,344

Income before income taxes	46,728	2,163	48,891
Income taxes	12,800	592	13,392

Net income	$33,928	$1,571	$35,499

Selected Financial Information
Total assets (at end of period)	$9,847,381	$1,984,864	$11,832,245
Depreciation and amortization	5,990	1,314	7,304

Three months ended June 30, 2005:
Results of Operations
Net interest revenue	$80,220	$7,497	$87,717
Provision for credit losses	2,893	87	2,980

Net interest revenue after provision for credit losses	77,327	7,410	84,737
Noninterest revenue	25,113	17,909	43,022
Noninterest expense	60,282	30,293	90,575

Income before income taxes	42,158	(4,974)	37,184
Income taxes	12,918	(1,524)	11,394

Net income	$29,240	$(3,450)	$25,790

Selected Financial Information
Total assets (at end of period)	$9,060,455	$1,770,836	$10,831,291
Depreciation and amortization	6,066	3,558	9,624

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Six months ended June 30, 2006:
Results of Operations
Net interest revenue	$175,215	$17,935	$193,150
Provision for credit losses	(294)	20	(274)
—
Net interest revenue after provision for credit losses	175,509	17,915	193,424
Noninterest revenue	53,144	53,226	106,370
Noninterest expense	127,583	66,769	194,352

Income before income taxes	101,070	4,372	105,442
Income taxes	30,863	1,335	32,198

Net income	$70,207	$3,037	$73,244

Selected Financial Information
Total assets (at end of period)	$9,847,381	$1,984,864	$11,832,245
Depreciation and amortization	12,082	2,636	14,718

Six months ended June 30, 2005:
Results of Operations
Net interest revenue	$159,796	$15,050	$174,846
Provision for credit losses	7,698	69	7,767
—
Net interest revenue after provision for credit losses	152,098	14,981	167,079
Noninterest revenue	49,977	46,964	96,941
Noninterest expense	117,487	62,776	180,263

Income before income taxes	84,588	(831)	83,757
Income taxes	26,483	(260)	26,223

Net income	$58,105	$(571)	$57,534

Selected Financial Information
Total assets (at end of period)	$9,060,455	$1,770,836	$10,831,291
Depreciation and amortization	12,094	7,103	19,197
NOTE 13 – MORTGAGE SERVICING RIGHTS
     Mortgage Servicing Rights (“MSRs”) are capitalized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining the fair value of capitalized MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s capitalized MSRs is performed by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. The afore mentioned estimate and assumptions are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing asset comprised of closed end loans for one-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

2006
(In thousands)
Fair value as of January 1	$36,456
Additions:
Origination of servicing assets	2,991
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	593
Other changes in fair value	51

Fair value as of June 30	$40,091

All of the changes to the values of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.02 million and $2.05 million and servicing fees and ancillary fees of $234,000 and $260,000 for the second quarter ended June 30, 2006 and 2005, respectively. The Company recorded contractual servicing fees of $4.03 million and $4.11 million and servicing fees and ancillary fees of $481,000 and $543,000 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES
During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Bank’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of $40,000, plus interest of $25,000. The balance of the previously recorded liability related to this matter of approximately $1.95 million was credited against the Company’s current quarter’s income tax expense.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $11.8 billion in assets headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations of the Company. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2006 and 2005 and the notes to such financial statements found under “Part 1, Item 1. Financial Statements.” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2006 and 2005. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	June 30,
(Dollars in thousands, except per share amounts)	2006	2005	% Change
Net income	$35,499	$25,790	37.65%
Net income per share: Basic	$0.45	$0.33	36.36
Diluted	$0.45	$0.33	36.36
Return on average assets (annualized)	1.21%	0.96%	26.04
Return on average shareholders’ equity (annualized)	14.32%	11.19%	27.97

	Six months ended
	June 30,
(Dollars in thousands, except per share amounts)	2006	2005	% Change
Net income	$73,244	$57,534	27.31%
Net income per share: Basic	$0.93	$0.74	25.68
Diluted	$0.92	$0.73	26.03
Return on average assets (annualized)	1.26%	1.07%	17.76
Return on average shareholders’ equity (annualized)	15.01%	12.59%	19.22
Net income increased for the three months and six months ended June 30, 2006 compared to the three months and six months ended June 30, 2005. The increase in net income is attributable to several factors. The Company’s primary source of revenue, net interest revenue earned by the Bank, reflected continued positive trends for the three months and six months ended June 30, 2006 compared to the same periods of 2005. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. These factors combined to increase the Company’s net interest revenue to $97.22 million for the second quarter of 2006, a $9.50 million, or 10.83%, increase from $87.72 million for the second quarter of 2005. Net interest revenue increased to $193.15 million for the first six months of 2006, a $18.30 million, or 10.47%, increase from $174.85 million for the first six months of 2005. The Company’s provision for credit losses for the second quarter and first six months of 2006 was impacted by the reversal of $572,000 and $5.34 million, respectively, of the allowance for credit losses recorded in the third quarter of 2005 directly related to Hurricane Katrina. The impact of the hurricane on the Company’s customers has been less than originally estimated. In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage activities and other bank-related fees. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. These diversification efforts resulted in an overall increase in noninterest revenue of 24.59% and 9.73% for the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. One of the primary contributors to the increase in noninterest revenue was insurance commissions as commissions increased 13.77% and 11.53% for the second quarter and first six months of 2006, respectively, compared to the same periods in 2005. Mortgage lending revenue also increased during the second quarter and first six months of 2006. The increase in mortgage lending revenue for the second quarter of 2006 primarily resulted from the impact of a $542,000 net increase in the fair value of the Company’s mortgage servicing asset during the second quarter of 2006 compared to a $6.00 million net decrease in the fair value of the Company’s mortgage servicing asset during the second quarter of 2005. The increase in mortgage lending revenue for the first six months of 2006 resulted from the impact of a $593,000 net increase in the fair value of the Company’s mortgage servicing asset during the first six months of 2006 compared to a $4.04 million net decrease in the fair value of the Company’s mortgage servicing asset during the first six months of 2005. While other noninterest revenue remained relatively static for the six months ended June 30, 2006 as compared to the same period of 2005, other noninterest revenue increased 11.20% for the second quarter of 2006 compared to the second quarter of 2005 as the Company recorded receipt of life insurance proceeds of $1.4 million net of cash surrender value and recorded a gain of $732,000 from the redemption of Class B shares of MasterCard common stock in connection with its initial public offering during the second quarter of 2006.
Improved asset quality resulted in annualized net charge-offs falling to 0.18% of average loans for the second quarter of 2006 from 0.26% of average loans for the second quarter of 2005 and to 0.13% of average loans for the first six months of 2006 from 0.24% of average loans for the first six months of 2005. Noninterest expense totaled $98.34 million for the second quarter of 2006 compared to $90.58 million for the second quarter of 2005, an increase of $7.77 million, or 8.58%. For the first six months of 2006 and 2005, noninterest expense totaled $194.35 million and $180.26 million, respectively, representing an increase of 7.82%. The increase in noninterest expense for the second quarter and first six months of 2006 resulted primarily from the impact of costs related to the integration and operation of American State Bank Corporation that was acquired and merged into the Company on December 1, 2005 and increased costs related to additional locations and facilities added since June 30, 2005. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the six months ended June 30, 2006, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the following change regarding mortgage servicing rights.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. Prior to the Company’s adoption of SFAS No. 156, MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. As a result of the Company’s adoption of SFAS No. 156 on January 1, 2006, the Company carries MSRs at fair value. In determining the fair value of capitalized MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s capitalized MSRs is performed by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. The afore mentioned estimate and assumptions are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At June 30, 2006, the Company’s mortgage servicing asset was $40.09 million.
RESULTS OF OPERATIONS
Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax- exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.
Net interest revenue was $99.77 million for the three months ended June 30, 2006, compared to $89.93 million for the same period in 2005, representing an increase of $9.84 million, or 10.95%. For the first six months of 2006 and 2005, net interest revenue was $198.11 million and $179.37 million, respectively, representing an increase of $18.74 million or 10.45%. The increase in net interest revenue for the second quarter and first six months of 2006 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
Interest revenue increased $31.68 million, or 22.91%, to $169.94 million for the three months ended June 30, 2006 from $138.26 million for the three months ended June 30, 2005. The increase in interest revenue for the three months ended June 30, 2006 is attributable to an $813.66 million, or 8.25%, increase in average interest earning assets to $10.67 billion for the second quarter of 2006 from $9.86 billion for the second quarter of 2005 and an increase in the yield of those assets of 76 basis points to 6.39% for the second quarter of 2006 from 5.63% for the second quarter of 2005. For the first six months of 2006 and 2005, interest revenue was $332.25 million and $272.68 million, respectively, representing an increase of 21.84%.
Interest expense increased $21.83 million, or 45.17%, to $70.16 million for the three months ended June 30, 2006 from $48.33 million for the three months ended June 30, 2005. Average interest bearing liabilities increased $584.83 million, or 7.05%, to $8.88 billion for the second quarter of 2006 from $8.29 billion for the second quarter of 2005. The average rate paid on those liabilities also increased 83 basis points to 3.17% for the second quarter of 2006 from 2.34% for the second quarter of 2005. For the first six months of 2006 and 2005, interest expense was $134.13 million and $93.31 million, respectively, representing an increase of $40.82 million or 43.75%.
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
Net interest margin for the second quarter of 2006 and 2005 was 3.75% and 3.66%, respectively, representing an increase of 9 basis points. Net interest margin for the six months ended June 30, 2006 and 2005 was 3.74% and 3.65%, respectively, representing an increase of 9 basis points. Net interest rate spread for the second quarter of 2006 was 3.22%, a decrease of 7 basis points from 3.29% for the same period of 2005. Net interest rate spread for the six month period ended June 30, 2006 was 3.23%, a decrease of 7 basis points from 3.30% for the same period of 2005. The decrease in the net interest rate spread for the second quarter of 2006 as compared to the same period of 2005 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.34% for the second quarter of 2005 to 3.17% for the second quarter of 2006, than the increase in the average rate earned on interest earning assets from 5.63% for the second quarter of 2005 to 6.39% for the second quarter of 2006. The decrease in the net interest rate spread for the first six months of 2006 as compared to the same period of 2005 was also primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.25% for the first six months of 2005 to 3.04% for the first six months of 2006, than the increase in the average rate earned on interest earning assets from 5.55% for the first six months of 2005 to 6.27% for the first six months of 2006. However, an increase in the net interest margin for both the second quarter and first six months of 2006 as compared to the same period of 2005 resulted from a larger percentage increase in the earning asset yield relative to the percentage increase in the average earning assets. The earning asset yield increase for the second quarter of 2006 was a result of favorable economic activity throughout most of the Bank’s markets resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments.

Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at June 30, 2006:

	Interest Rate Sensitivity — Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$5,982	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	104,181	—	—	—
Held-to-maturity securities	48,818	104,500	1,153,861	384,839
Available-for-sale and trading securities	73,834	314,561	457,897	420,367
Loans and leases, net of unearned income	4,041,689	1,380,563	2,026,203	118,554
Loans held for sale	51,258	—	—	—

Total interest earning assets	4,325,762	1,799,624	3,637,961	923,760

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,549,761	9,101	—	—
Other time deposits	1,043,937	1,941,624	1,178,104	3,925
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	850,280	—	—	—
Long-term debt and junior subordinated debt securities	499	1,546	57,884	221,397
Other	20	84	220	74

Total interest bearing liabilities	5,444,497	1,952,355	1,236,208	225,396

Interest rate sensitivity gap	$(1,118,735)	$(152,731)	$2,401,753	$698,364

Cumulative interest sensitivity gap	$(1,118,735)	$(1,271,466)	$1,130,287	$1,828,651

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
The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at June 30, 2006 and 2005 and net charge-offs and net charge-offs as a percentage of average loans and leases for the three months and six months ended June 30, 2006 and 2005 are shown in the following tables:

	Three months ended
	June 30,
	2006	2005	% Change
	(Dollars in thousands)
Provision for credit losses	$3,586	$2,980	20.34%
Net charge-offs	$3,339	$4,610	(27.57)
Net charge-offs as a percentage of average loans and leases (annualized)	0.18%	0.26%	(30.77)

	Six months ended
	June 30,
	2006	2005	% Change
	(Dollars in thousands)
Provision for credit losses	$(274)	$7,767	(103.53)%
Net charge-offs	$4,962	$8,364	(40.67)
Net charge-offs as a percentage of average loans and leases (annualized)	0.13%	0.24%	(45.83)
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.27%	1.29%	(1.55)
While the provision for credit losses increased for the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005, the provision for credit losses for the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005 decreased significantly, reflecting the $5.34 million pre-tax reduction in the allowance for credit losses related to Hurricane Katrina’s impact on the Mississippi Gulf Coast region, originally recorded in the third quarter of 2005. As a result, the Company reported a credit balance in its provision for credit losses for the first six months of 2006. As contacts with many customers have been re-established, losses related to loans in the impacted area are not expected to be as great as originally anticipated immediately following the hurricane. The Company will continue its assessment of credit losses for those loans to customers in the affected region. At June 30, 2006, $2.18 million of the allowance for credit losses was specifically related to loans to customers in the impacted area. In addition to the reduction in the allowance for credit losses, the Company experienced an improvement in net charge-offs during the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 as net charge-offs decreased 27.57% to $3.34 million for the second quarter of 2006 compared to $4.61 million for the second quarter of 2005 and decreased 40.67% to $4.96 million for the first six months of 2006 compared to $8.36 million for the first six months of 2005.

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

	June 30,				December 31,
	2006		2005		2005
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$11,066	12.44%	$10,631	11.98%	$12,171	12.57%
Consumer and installment	7,510	5.15%	6,929	5.51%	10,458	5.25%
Real estate mortgage	74,271	77.68%	70,378	78.11%	75,570	77.64%
Lease financing	3,018	4.24%	2,863	3.88%	3,014	4.08%
Other	399	0.49%	275	0.52%	287	0.46%

Total	$96,264	100.00%	$91,076	100.00%	$101,500	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$101,500	$91,673	$91,673

Loans and leases charged off:
Commercial and agricultural	(400)	(1,535)	(2,172)
Consumer and installment	(2,227)	(4,019)	(7,651)
Real estate mortgage	(4,026)	(5,216)	(10,187)
Lease financing	(181)	(423)	(423)

Total loans charged off	(6,834)	(11,193)	(20,433)

Recoveries:
Commercial and agricultural	279	873	1,063
Consumer and installment	1,324	1,219	2,384
Real estate mortgage	263	723	1,089
Lease financing	6	14	21

Total recoveries	1,872	2,829	4,557

Net charge-offs	(4,962)	(8,364)	(15,876)

Provision charged (credited) to operating expense	(274)	7,767	24,467
Other, net	—	—	1,236

Balance, end of period	$96,264	$91,076	$101,500

Average loans for period	$7,424,186	$6,932,500	$7,026,009

Ratios:
Net charge-offs to average loans (annualized)	0.13%	0.24%	0.23%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended June 30, 2006 and 2005 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2006	2005	% Change
	(Dollars in thousands)
Mortgage lending	$3,720	$(2,453)	NM %*
Service charges	17,489	16,411	6.57
Trust income	2,325	2,004	16.02
Securities gains, net	17	371	(95.42)
Insurance commissions	16,411	14,425	13.77
Other	13,638	12,264	11.20

Total noninterest revenue	$53,600	$43,022	24.59%

	Six months ended
	June 30,
	2006	2005	% Change
	(Dollars in thousands)
Mortgage lending	$6,896	$3,175	117.20%
Service charges	32,939	31,137	5.79
Trust income	4,341	3,893	11.51
Securities gains, net	27	441	(93.88)
Insurance commissions	33,856	30,357	11.53
Other	28,311	27,938	1.34

Total noninterest revenue	$106,370	$96,941	9.73%

*	not meaningful
The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company adopted SFAS No. 156 on January 1, 2006, and, as a result, now carries MSRs at fair value. For more information, see “CRITICAL ACCOUNTING POLICIES – Mortgage Servicing Rights” under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated and the capitalized value of the MSR. Origination volume of $166.49 million and $159.85 million produced origination revenue of $928,000 and $1.24 million for the quarters ended June 30, 2006 and 2005, respectively. Origination volume of $288.80 million and $281.45 million produced origination revenue of $1.79 million and $2.57 million for the first six months ended June 30, 2006 and 2005, respectively. While origination volume was consistent for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, competitive pricing pressure, which is common in a rising mortgage rate environment, resulted in lower revenue for the six months ended June 30, 2006 as compared to the same period in 2005.
Revenue from the servicing process includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.25 million and $2.31 million for the quarters ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, revenue from the servicing of loans was $4.51 million and $4.65 million, respectively. Revenues from changes in the valuation gains or losses on the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. An increase in mortgage rates typically results in an increase in the value of the MSRs while a decrease in mortgage rates typically results in a decrease in the value of MSRs. The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in its value in changing interest rate environments. The valuation gain on MSRs was $542,000 for the quarter ended June 30, 2006 compared to a valuation loss of $6.00 million for the quarter ended June 30, 2005. For the six months ended June 30, 2006, the valuation gain on MSRs was $593,000 compared to a valuation loss of $4.04 million for the six months ended June 30, 2005.
Service charges on deposit accounts increased for the second quarter and six months ending June 30, 2006 when compared to the second quarter and six months ending June 30, 2005 because of higher volumes of items processed and growth in the number of deposit accounts. Trust income increased 16.02% for the second quarter of 2006 compared to the second quarter of 2005 and 11.51% for the six months ending June 30, 2006 compared to the six months ending June 30, 2005 as a result of increases in the value of assets under care (either managed or in custody).
Insurance commissions grew 13.77% to $16.41 million for the second quarter of 2006 compared to the same period in 2005 and 11.53% to $33.86 million for the six months ending June 30, 2006 compared to the same period in 2005. The increase in insurance commissions is primarily a result of the increase in policies written since June 30, 2006, including substantial new business generated in the Mississippi Gulf Coast, coupled with higher policy premiums. The Company plans to continue to expand the products and services offered by its insurance agencies.
Other noninterest revenue for the first six months of 2006 included a gain of $2.48 million from the sale of student loans originated by the Company compared to a $2.56 million gain for sales of student loans in the first six months of 2005. Other noninterest revenue for the first six months of 2006 also included receipt of life insurance proceeds of $1.4 million net of cash surrender value and recorded a gain of $732,000 from the redemption of Class B shares of MasterCard common stock in connection with its initial public offering during the second quarter of 2006. Other noninterest revenue for the first six months of 2005 also included a $765,000 gain related to the sale of certain insurance agency accounts and a $1.7 million gain on the sale of the Company’s membership in the PULSE network, an electronic banking network to which the Company retains access.
Noninterest Expense
The components of noninterest expense for the three months and six months ended June 30, 2006 and 2005 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$58,376	$52,578	11.03%
Occupancy, net of rental income	7,759	6,841	13.42
Equipment	5,822	5,637	3.28
Other	26,387	25,519	3.40

Total noninterest expense	$98,344	$90,575	8.58%

	Six months ended
	June 30,
	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$115,949	$105,818	9.57%
Occupancy, net of rental income	15,201	13,252	14.71
Equipment	11,585	11,087	4.49
Other	51,617	50,106	3.02

Total noninterest expense	$194,352	$180,263	7.82%

Salaries and employee benefits expense for the three months and six months ended June 30, 2006 increased compared to the same periods in 2005, primarily as a result of the salaries and employee benefits of employees of American State Bank Corporation acquired on December 1, 2005 and the hiring of employees to staff the banking locations added during 2005 and 2006. Occupancy expense also increased on a comparable three-month and six-month period basis primarily because of additional locations and facilities opened since June 30, 2005, including the acquisition in December of 2005. Equipment expense increased for the comparable three-month and six-month periods because of increased depreciation related to the equipment replacement purchases made during the last four months of 2005 as a result of the damage caused by Hurricane Katrina, coupled with increases in various maintenance contracts. The increase in other noninterest expense primarily reflected accruals for loss contingencies and the accrual for litigation contingencies as well as normal increases and general inflation in the cost of services and supplies purchased by the Company during the first six months of 2006 compared to the first six months of 2005.
Income Tax
Income tax expense was $13.39 million for the second quarter of 2006, a 17.54% increase from $11.39 million for the second quarter of 2005. For the six-month period ending June 30, 2006, income tax expense was $32.20 million compared to $26.22 million for the same period in 2005, representing an increase of 22.79%. The increase in income tax expense in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 was primarily the result of the increase in net income before tax, as net income before tax increased 31.48% for the second quarter of 2006 compared to the second quarter of 2005 and increased 25.89% when comparing the first six months of 2006 to the first six months of 2005. The effective tax rates for the second quarter of 2006 and 2005 were 27.39% and 30.64%, respectively, and the effective tax rates for the six-month periods ended June 30, 2006 and 2005 were 30.54% and 31.31%, respectively. The decrease in effective tax rates for the second quarter and first six months of 2006 compared to the same period in 2005 was the result of the reversal of a previously recorded tax contingency of approximately $1.95 million in the second quarter of 2006. The previously recorded tax contingency was related to the tax assessment as a result of an audit performed by the State Tax Commission of the State of Mississippi for tax years 1998 through 2001. The issues related to the audit were resolved in June of 2006 and with approximately $1.95 million of the previously recorded contingency no longer deemed necessary, that amount was credited against the current quarters’ income tax expense. See Note 14 to the consolidated financial statements included in this report for additional information about the resolution of the Mississippi tax audit.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2006 were $10.69 billion, or 90.32% of total assets, compared with $10.62 billion, or 90.26% of total assets, at December 31, 2005.
The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2006 were $1.69 billion, compared with $1.41 billion at December 31, 2005, a 19.79% increase. Available-for-sale securities were $1.27 billion at June 30, 2006, compared to $1.35 billion at December 31, 2005, a 6.44% decrease.
The Bank’s loan and lease portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current depositors and loan customers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned income, totaled $7.57 billion at June 30, 2006, which represented a 2.74% increase from $7.37 billion at December 31, 2005.

At June 30, 2006, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At June 30, 2006, no particular loans of material significance were known to be potential non-performing loans.
Collateral for some of the Company’s loans is subject to fair value evaluations that fluctuate with market conditions and other external factors. In addition, while the Company has certain underwriting obligations related to such evaluations from a review standpoint, evaluations of some real property and other collateral are dependent upon third-party independent appraisers employed either by the Company’s customers or as independent contractors of the Company.
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Non-performing loans were 0.30% of loans and leases, net of unearned income, at June 30, 2006 and 0.39% of loans and leases, net of unearned income, at December 31, 2005.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.56 billion at June 30, 2006 as compared to $9.61 billion at December 31, 2005, representing a 0.53% decrease. Noninterest bearing demand deposits increased by $30.89 million, or 1.72%, to $1.83 billion at June 30, 2006 from $1.80 billion at December 31, 2005, while interest bearing demand, savings and time deposits decreased $81.91 million, or 1.05%, to $7.73 billion at June 30, 2006 from $7.81 billion at December 31, 2005. By using maturing investment securities and lower cost demand deposits to fund recent loan growth, the Bank has restricted its growth in higher priced deposits.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank, which provides liquidity to fund term loans with borrowings of matched or longer maturities.
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
Off-Balance Sheet Arrangements
In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company enters into forward commitments to sell individual fixed-rate mortgage loans. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.47% and 13.68%, respectively, at June 30, 2006. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at June 30, 2006. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.60% at June 30, 2006, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at June 30, 2006 as its Tier I capital, total capital and leverage capital ratios were 12.07%, 13.29%, and 8.32%, respectively.
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
Uses of Capital
The Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger of American State Bank Corporation was completed on December 1, 2005, and the consideration in that transaction was a combination of shares of the Company’s common stock and cash.
On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2005 through April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of June 30, 2006, 735,500 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.” of this report for more information about the Company’s repurchases during the three months ended June 30, 2006.
From January 1, 2001 through June 30, 2006, the Company repurchased approximately 11.3 million shares of its common stock under various approved repurchase plans.
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
The Company assumed $9.28 million in Junior Subordinated Debt Securities and the related $9.00 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation and assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation (see Note 7 to the consolidated financial statements included in this report). The aggregate $15.50 million in trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2006, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES.
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended June 30, 2006:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
April 1 - April 30	5,663 (2)	$24.06	—	2,534,500
May 1 - May 31	270,000	26.07	270,000	2,264,500
June 1 - June 30	—	—	—	2,264,500

Total	275,663

(1)	On April 27, 2005, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.0 million shares of its common stock prior to April 30, 2007. During the three months ended June 30, 2006, the Company terminated no repurchase plans or programs and no such plans or programs expired.

(2)	The Company redeemed 5,663 shares from an employee during the second quarter of 2006 upon vesting of restricted stock for tax withholding purposes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders for the Company was held on Wednesday, April 26, 2006. At this meeting, the following matters were voted upon by the Company’s shareholders:

(a) Election of Directors
Hassell H. Franklin, Robert C. Nolan, W. Cal Partee, Jr., and Travis E. Staub were elected to serve as Class I directors of the Company until the annual meeting of shareholders in 2009 or until their respective successors are elected and qualified. The votes were cast as follows:

	Votes Cast	Votes Cast	Abstentions/
Name	in Favor	Against or Withheld	Non-Votes
Hassell H. Franklin	63,221,126	974,676	0
Robert C. Nolan	63,421,111	774,691	0
W. Cal Partee, Jr.	63,364,144	831,658	0
Travis E. Staub	53,440,888	10,754,914	0
The following directors continued in office following the meeting:

Name	Term Expires
Larry G. Kirk	2007
Guy W. Mitchell, III	2007
R. Madison Murphy	2007
Aubrey Patterson	2007
W. G. Holliman, Jr.	2008
James V. Kelley	2008
Turner O. Lashlee	2008
Alan W. Perry	2008
(b) Selection of Independent Auditors
The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
63,051,033	765,054	379,715
(c) Second Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan
The shareholders of the Company approved the Second Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan, which provides additional business criteria for performance goals on which incentive compensation is awarded pursuant to the BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated, according to the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
60,682,810	2,599,291	916,701
ITEM 5. OTHER INFORMATION.
The Second Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan attached hereto as Exhibit 10.1 was approved by the shareholders at the 2006 annual meeting of shareholders of the Company.
ITEM 6. EXHIBITS.
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I, dated as of October 31, 2001 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.10)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)	Second Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: August 8, 2006	/s/ L. Nash Allen, Jr. L. Nash Allen, Jr.
Treasurer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I, dated as of October 31, 2001 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.10)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)	Second Amendment to the BancorpSouth, Inc. Executive Performance Incentive Plan.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.