Form 10-Q
period 2006-09-30
BANCORPSOUTH INC
filed 2006-11-08
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12991
BANCORPSOUTH, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0659571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, the registrant had outstanding 79,121,573 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
CONTENTS
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to BancorpSouth’s net interest margin, net interest revenue, the impact of interest rate volatility on interest earning assets and interest bearing liabilities, the use of demand deposits and maturing investment securities to fund loan growth, payment of dividends, prepayment of Junior Subordinated Debt Securities, valuation of mortgage servicing rights, operating results, noninterest revenue, deposits, key indicators of BancorpSouth’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, BancorpSouth’s products and services, liquidity needs and strategies, provision for credit losses, allowance for credit losses, future acquisitions to further BancorpSouth’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, assessment of credit losses for loans to customers in the region affected by Hurricane Katrina, additional share repurchases under BancorpSouth’s stock repurchase program, diversification of BancorpSouth’s revenue stream, the impact of recent accounting pronouncements and BancorpSouth’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the rate of economic recovery in the areas affected by Hurricane Katrina, the ability of BancorpSouth to increase noninterest revenue and expand noninterest revenue business, the ability of BancorpSouth to fund growth with lower cost liabilities, the ability of BancorpSouth to maintain credit quality, the ability of BancorpSouth to provide and market competitive services and products, the ability of BancorpSouth to diversify revenue, the ability of BancorpSouth to attract, train and retain qualified personnel, the ability of BancorpSouth to operate and integrate new technology, changes in consumer preferences, changes in BancorpSouth’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of BancorpSouth’s interest rate hedging strategies, the ability of BancorpSouth to balance interest rate, credit, liquidity and capital risks, the ability of BancorpSouth to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of BancorpSouth to identify and effectively integrate potential acquisitions, the ability of BancorpSouth to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of BancorpSouth’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of BancorpSouth to compete with other financial services companies, the ability of BancorpSouth to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in BancorpSouth’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$377,005	$461,659
Interest bearing deposits with other banks	7,231	6,809
Held-to-maturity securities, at amortized cost	1,684,483	1,412,529
Available-for-sale securities, at fair value	1,184,976	1,353,882
Federal funds sold and securities purchased under agreement to resell	20,851	409,531
Loans and leases	7,819,408	7,401,212
Less: Unearned income	45,726	35,657
Allowance for credit losses	97,391	101,500

Net loans	7,676,291	7,264,055
Loans held for sale	76,590	74,271
Premises and equipment, net	281,349	261,172
Accrued interest receivable	92,099	78,730
Goodwill	143,700	138,754
Other assets	315,367	307,282

TOTAL ASSETS	$11,859,942	$11,768,674

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,753,566	$1,798,892
Interest bearing	2,775,033	2,965,057
Savings	728,168	729,279
Other time	4,235,607	4,114,030

Total deposits	9,492,374	9,607,258
Federal funds purchased and securities sold under agreement to repurchase	715,108	748,139
Other short-term borrowings	200,000	2,000
Accrued interest payable	37,349	24,435
Junior subordinated debt securities	144,847	144,847
Long-term debt	136,096	137,228
Other liabilities	102,809	127,601

TOTAL LIABILITIES	10,828,583	10,791,508

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 79,131,256 and 79,237,345 shares, respectively	197,828	198,093
Capital surplus	112,644	108,961
Accumulated other comprehensive loss	(13,879)	(16,233)
Retained earnings	734,766	686,345

TOTAL SHAREHOLDERS’ EQUITY	1,031,359	977,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,859,942	$11,768,674

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$143,712	$115,800	$405,481	$329,479
Deposits with other banks	295	166	612	417
Federal funds sold and securities purchased under agreement to resell	609	1,061	4,431	1,649
Held-to-maturity securities:
Taxable	16,107	9,160	46,478	28,377
Tax-exempt	2,017	1,667	5,981	4,822
Available-for-sale securities:
Taxable	10,405	11,761	32,698	38,271
Tax-exempt	1,215	1,481	3,854	4,649
Loans held for sale	878	686	2,987	2,275

Total interest revenue	175,238	141,782	502,522	409,939

INTEREST EXPENSE:
Deposits	62,964	44,790	173,527	123,127
Federal funds purchased and securities sold under agreement to repurchase	8,498	3,692	20,949	8,443
Other	7,378	4,859	18,498	15,081

Total interest expense	78,840	53,341	212,974	146,651

Net interest revenue	96,398	88,441	289,548	263,288
Provision for credit losses	2,526	14,725	2,252	22,492

Net interest revenue, after provision for credit losses	93,872	73,716	287,296	240,796

NONINTEREST REVENUE:
Mortgage lending	41	4,207	6,937	7,382
Service charges	17,354	15,860	50,293	46,997
Trust income	2,344	2,161	6,685	6,054
Security gains, net	9	20	36	461
Insurance commissions	17,556	14,830	51,412	45,187
Other	11,930	11,085	40,241	39,024

Total noninterest revenue	49,234	48,163	155,604	145,105

NONINTEREST EXPENSE:
Salaries and employee benefits	58,453	52,173	174,402	157,992
Occupancy, net of rental income	8,598	6,751	23,799	20,004
Equipment	5,896	5,501	17,481	16,588
Other	25,714	25,088	77,331	75,193

Total noninterest expense	98,661	89,513	293,013	269,777

Income before income taxes	44,445	32,366	149,887	116,124
Income tax expense	13,818	9,507	46,016	35,730

Net income	$30,627	$22,859	$103,871	$80,394

Earnings per share: Basic	$0.39	$0.29	$1.31	$1.03

Diluted	$0.38	$0.29	$1.31	$1.02

Dividends declared per common share	$0.20	$0.19	$0.59	$0.57

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
Operating Activities:
Net income	$103,871	$80,394
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,252	22,492
Depreciation and amortization	18,910	18,396
Deferred taxes	863	(3,093)
Amortization of intangibles	3,549	10,336
Amortization of debt securities premium and discount, net	10,471	11,933
Security gains, net	(36)	(463)
Net deferred loan origination expense	(5,451)	(5,501)
Excess tax benefit from exercise of stock options	(1,154)	—
Increase in interest receivable	(13,369)	(4,575)
Increase in interest payable	12,914	7,882
Realized gain on student loans sold	(2,806)	(2,966)
Proceeds from student loans sold	104,850	110,837
Origination of student loans held for sale	(92,778)	(97,121)
Realized gain on mortgages sold	(3,517)	(5,277)
Proceeds from mortgages sold	417,520	422,530
Origination of mortgages held for sale	(425,588)	(421,748)
Increase in bank-owned life insurance	(4,600)	(4,586)
Other, net	(38,822)	2,400

Net cash provided by operating activities	87,079	141,870

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	294,342	204,162
Proceeds from calls and maturties of available-for-sale securities	273,679	239,847
Proceeds from sales of available-for-sale and trading securities	250	36,804
Purchases of held-to-maturity securities	(567,645)	(189,245)
Purchases of available-for-sale securities	(109,568)	(42,938)
Net decrease (increase) in short-term investments	388,680	(166,772)
Net increase in loans and leases	(409,037)	(261,962)
Purchases of premises and equipment	(40,128)	(30,406)
Proceeds from sale of premises and equipment	1,445	474
Net cash paid for acquisitions	(4,840)	(4,376)
Other, net	3,011	192

Net cash used in investing activities	(169,811)	(214,220)

Financing activities:
Net (decrease) increase in deposits	(114,884)	162,176
Net increase in short-term debt and other liabilities	164,893	30,431
Repayment of long-term debt	(1,132)	(3,500)
Issuance of common stock	4,740	4,423
Purchase of common stock	(10,143)	(7,103)
Excess tax benefit from exercise of stock options	1,154	—
Payment of cash dividends	(46,128)	(50,779)

Net cash (used in) provided by financing activities	(1,500)	135,648

(Decrease) increase in cash and cash equivalents	(84,232)	63,298
Cash and cash equivalents at beginning of period	468,468	322,536

Cash and cash equivalents at end of period	$384,236	$385,834

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s stock incentive plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on January 1, 2006. As a result of the adoption of SFAS No. 123R, the Company recognized compensation costs for previously granted unvested awards of approximately $24,000 during the first nine months of 2006. These awards were granted in 2005 with a fair value determined using the Black-Scholes option-pricing model with the following assumptions: ten-year expected option life; 3.40% dividend yield; 21.00% volatility; and 3.50% risk-free interest rate. The Company recognized compensation costs for newly granted unvested awards of approximately $105,000 during the first nine months of 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended September 30, 2005:

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)
Net income, as reported	$22,859	$80,394
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(532)

Pro forma net income	$22,679	$79,862

Basic earnings per share: As reported	$0.29	$1.03
Pro forma	0.29	1.02

Diluted earnings per share: As reported	$0.29	$1.02
Pro forma	0.29	1.02

NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2006	2005	2005
	(In thousands)
Commercial and agricultural	$986,207	$861,700	$930,259
Consumer and installment	385,856	388,347	388,610
Real estate mortgage:
1-4 Family	2,639,803	2,444,111	2,518,224
Other	3,452,339	3,110,961	3,228,445
Lease financing	310,989	282,643	302,311
Other	44,214	34,450	33,363

Total	$7,819,408	$7,122,212	$7,401,212

The following table presents information concerning non-performing loans as of the dates indicated:

	September 30,		December 31,
	2006	2005	2005
	(In thousands)
Non-accrual loans	$6,289	$8,103	$8,816
Loans 90 days or more past due	16,859	13,539	17,744
Restructured loans	1,952	2,240	2,239

Total non-performing loans	$25,100	$23,882	$28,799

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2006	2005	2005
	(In thousands)
Balance at beginning of period	$101,500	$91,673	$91,673
Provision charged to expense	2,252	22,492	24,467
Recoveries	3,927	3,652	4,557
Loans and leases charged off	(10,288)	(16,750)	(20,433)
Other, net	—	—	1,236

Balance at end of period	$97,391	$101,067	$101,500

NOTE 4 — SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at September 30, 2006:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Treasury	$4,956	$11	$5,048	$33	$10,004	$44
U.S. Government agencies	537,027	4,106	726,998	21,271	1,264,025	25,377
Obligations of states and political subdivisions	38,787	349	38,779	730	77,566	1,079

Total	$580,770	$4,466	$770,825	$22,034	$1,351,595	$26,500

Available-for-sale securities:
U.S. Government agencies	$101,150	$680	$852,874	$23,940	$954,024	$24,620
Obligations of states and political subdivisions	2,440	14	7,346	141	9,786	155
Other	19	1	7,963	37	7,982	38

Total	$103,609	$695	$868,183	$24,118	$971,792	$24,813

Based upon review of the sector credit ratings of these securities, the ability to hold the securities until the impairment has been recovered and the volatility of their market price, the impairments related to these securities were determined to be temporary.
NOTE 5 — PER SHARE DATA
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$30,627	79,104	$0.39	$22,859	78,224	$0.29

Effect of dilutive share- based awards	—	473		—	346

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$30,627	79,577	$0.38	$22,859	78,570	$0.29

	Nine months ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$103,871	79,154	$1.31	$80,394	78,216	$1.03

Effect of dilutive stock options	—	398		—	344

Diluted EPS
Income available to common shareholders plus assumed exercise	$103,871	79,552	$1.31	$80,394	78,560	$1.02

NOTE 6 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2006			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$11,137	$(4,261)	$6,876	$(4,364)	$1,671	$(2,693)
Less: Reclassification adjustment for net (gains) losses realized in net income	(2)	1	(1)	(20)	7	(13)

Other comprehensive income (loss)	$11,135	$(4,260)	$6,875	$(4,384)	$1,678	$(2,706)

Net income			30,627			22,859

Comprehensive income			$37,502			$20,153

	Nine months ended September 30,
	2006			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$3,822	$(1,460)	$2,362	$(15,068)	$5,771	$(9,297)
Less: Reclassification adjustment for net (gains) losses realized in net income	(13)	5	(8)	(346)	132	(214)

Other comprehensive income (loss)	$3,809	$(1,455)	$2,354	$(15,414)	$5,903	$(9,511)

Net income			103,871			80,394

Comprehensive income			$106,225			$70,883

NOTE 7 — JUNIOR SUBORDINATED DEBT SECURITIES
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
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2006 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2005	$103,462	$35,292	$138,754
Goodwill acquired during the period	1,152	3,343	4,495
Purchase accounting adjustments	451	—	451

Balance as of September 30, 2006	$105,065	$38,635	$143,700

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$20,699	$11,151	$20,699	$9,455
Customer relationship intangibles	23,164	9,866	22,890	8,051
Non-solicitation intangibles	65	55	52	35

Total	$43,928	$21,072	$43,641	$17,541

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangibles	1,057	—	1,057	—

Total	$1,745	$—	$1,745	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$557	$602	$1,696	$1,819
Customer relationship intangibles	571	643	1,815	2,033
Non-solicitation intangibles	4	6	20	19

Total	$1,132	$1,251	$3,531	$3,871

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2006, and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2006	$2,240	$2,361	$22	$4,623
For year ended December 31, 2007	2,015	2,047	7	4,069
For year ended December 31, 2008	1,735	1,811	—	3,546
For year ended December 31, 2009	1,546	1,554	—	3,100
For year ended December 31, 2010	1,207	1,360	—	2,567
NOTE 9 — PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic benefit costs for the periods indicated:

	Pension Benefits		Other Benefits
	Three months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$1,743	$1,820	$—	$1
Interest cost	1,328	1,360	8	37
Expected return on assets	(1,500)	(1,262)	—	—
Amortization of unrecognized transition amount	5	4	—	—
Recognized prior service cost	60	63	166	198
Recognized net (gain) loss	412	516	(7)	—

Net periodic benefit costs	$2,048	$2,501	$167	$236

	Pension Benefits		Other Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Service cost	$5,229	$4,608	$—	$3
Interest cost	3,984	3,680	24	111
Expected return on assets	(4,500)	(4,088)	—	—
Amortization of unrecognized transition amount	15	14	—	—
Recognized prior service cost	180	187	498	594
Recognized net (gain) loss	1,236	946	(21)	—

Net periodic benefit costs	$6,144	$5,347	$501	$708

NOTE 10 — RECENT PRONOUNCEMENTS
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
In June 2006, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the financial position and results of operations of the Company.
In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is expected to have no material impact on the financial position or results of operations of the Company.
In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is expected to have no material impact on the financial position or results of operations of the Company.
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132R,” was issued. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 recognition and disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 measurement requirements are effective for fiscal years ending after December 15, 2008. Based on the preliminary funding status as of September 30, 2006, the adoption of SFAS No. 158 is expected to have no material impact on the financial position, results of operations or regulatory requirements for capital of the Company.
In September 2006, Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying a misstatement material in light of relevant quantitative and qualitative factors. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The application of SAB 108 is expected to have no material impact on the financial position or results of operations of the Company.
In September, 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position of the Company.
NOTE 11 — BUSINESS COMBINATIONS
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

NOTE 12 — SEGMENT REPORTING
The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, insurance services, investment services and other activities not allocated to community banking.
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2006 and 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended September 30, 2006:
Results of Operations
Net interest revenue	$86,620	$9,778	$96,398
Provision for credit losses	2,460	66	2,526

Net interest revenue after provision for credit losses	84,160	9,712	93,872
Noninterest revenue	25,905	23,329	49,234
Noninterest expense	67,718	30,943	98,661

Income before income taxes	42,347	2,098	44,445
Income taxes	13,166	652	13,818

Net income	$29,181	$1,446	$30,627

Selected Financial Information
Total assets (at end of period)	$9,880,324	$1,979,618	$11,859,942
Depreciation and amortization	6,519	1,246	7,765

Three months ended September 30, 2005:
Results of Operations
Net interest revenue	$80,572	$7,869	$88,441
Provision for credit losses	14,658	67	14,725

Net interest revenue after provision for credit losses	65,914	7,802	73,716
Noninterest revenue	23,852	24,311	48,163
Noninterest expense	58,876	30,637	89,513

Income before income taxes	30,890	1,476	32,366
Income taxes	9,073	434	9,507

Net income	$21,817	$1,042	$22,859

Selected Financial Information
Total assets (at end of period)	$9,261,286	$1,803,972	$11,065,258
Depreciation and amortization	6,065	3,470	9,535

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Nine months ended September 30, 2006:
Results of Operations
Net interest revenue	$261,835	$27,713	$289,548
Provision for credit losses	2,167	85	2,252

Net interest revenue after provision for credit losses	259,668	27,628	287,296
Noninterest revenue	79,049	76,555	155,604
Noninterest expense	195,302	97,711	293,013

Income before income taxes	143,415	6,472	149,887
Income taxes	44,029	1,987	46,016

Net income	$99,386	$4,485	$103,871

Selected Financial Information
Total assets (at end of period)	$9,880,324	$1,979,618	$11,859,942
Depreciation and amortization	18,601	3,858	22,459

Nine months ended September 30, 2005:
Results of Operations
Net interest revenue	$240,369	$22,919	$263,288
Provision for credit losses	22,356	136	22,492

Net interest revenue after provision for credit losses	218,013	22,783	240,796
Noninterest revenue	73,828	71,277	145,105
Noninterest expense	176,364	93,413	269,777

Income before income taxes	115,477	647	116,124
Income taxes	35,531	199	35,730

Net income	$79,946	$448	$80,394

Selected Financial Information
Total assets (at end of period)	$9,261,286	$1,803,972	$11,065,258
Depreciation and amortization	18,159	10,573	28,732
NOTE 13 — MORTGAGE SERVICING RIGHTS
                    Mortgage Servicing Rights (“MSRs”) are capitalized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining the fair value of capitalized MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s capitalized MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. The aforementioned estimate and assumptions are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing assets comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

2006
(In thousands)
Fair value as of January 1	$36,456
Additions:
Origination of servicing assets	4,662
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(3,078)
Other changes in fair value	45

Fair value as of September 30	$38,085

All of the changes to the values of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.02 million and $2.04 million and servicing fees and ancillary fees of $267,000 and $291,000 for the third quarter ended September 30, 2006 and 2005, respectively. The Company recorded contractual servicing fees of $6.06 million and $6.15 million and servicing fees and ancillary fees of $748,000 and $834,000 for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 14 — COMMITMENTS AND CONTINGENT LIABILITIES
During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Bank’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of $40,000, plus interest of $25,000. The balance of the previously recorded liability related to this matter of approximately $1.95 million was credited against the Company’s second quarter’s income tax expense.
NOTE 15 — SUBSEQUENT EVENTS
On October 31, 2006, the Company announced the signing of a definitive agreement to acquire City Bancorp, parent company of The Signature Bank headquartered in Springfield, Missouri, with approximately $847 million in assets and approximately $600 million in deposits as of September 30, 2006. The Signature Bank operates six full service banking locations in Springfield, Missouri and one loan production office in Clayton (St. Louis), Missouri. The transaction is valued at approximately $170 million and is expected to be completed during the first quarter of 2007, subject to approval of City Bancorp’s shareholders, federal and state banking regulators and other customary closing conditions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $11.9 billion in assets headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas and Louisiana. During the third quarter of 2006, the Bank entered the Florida market by opening a full-service bank office in Destin, Florida. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2006 and 2005 and the notes to such financial statements found under “Part I, Item 1. Financial Statements.” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2006 and 2005. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	September 30,
	2006	2005	% Change
(Dollars in thousands, except per share amounts)
Net income	$30,627	$22,859	33.98%
Net income per share: Basic	$0.39	$0.29	34.48
Diluted	$0.38	$0.29	31.03
Return on average assets (annualized)	1.03%	0.83%	24.10
Return on average shareholders’ equity (annualized)	11.94%	9.70%	23.09

	Nine months ended
	September 30,
	2006	2005	% Change
(Dollars in thousands, except per share amounts)
Net income	$103,871	$80,394	29.20%
Net income per share: Basic	$1.31	$1.03	27.18
Diluted	$1.31	$1.02	28.43
Return on average assets (annualized)	1.18%	0.99%	19.19
Return on average shareholders’ equity (annualized)	13.95%	11.61%	20.16
Net income increased for the three months and nine months ended September 30, 2006 compared to the three months and nine months ended September 30, 2005. The increase in net income is attributable to several factors. The Company’s primary source of revenue, net interest revenue earned by the Bank, reflected continued positive trends for the three months and nine months ended September 30, 2006 compared to the same periods of 2005. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities, as well as FHLB short-term borrowings as needed. These factors combined to increase the Company’s net interest revenue to $96.40 million for the third quarter of 2006, a $7.96 million, or 9.00%, increase from $88.44 million for the third quarter of 2005. Net interest revenue increased to $289.55 million for the first nine months of 2006, a $26.26 million, or 9.97%, increase from $263.29 million for the first nine months of 2005. Also positively impacting net income was the decrease in the Company’s provision for credit losses in the third quarter of 2006 compared to the third quarter of 2005. In the third quarter of 2005, the Company increased its provision for credit losses by approximately $10.38 million, primarily as a result of Hurricane Katrina’s impact on the Mississippi Gulf Coast region and estimates of the effect on the Company’s customers. Because the actual effect of Hurricane

Katrina on the Company’s customers has been less than what was estimated in the third quarter of 2005, in the first nine months of 2006 the Company has been able to reverse $5.90 million of the allowance for credit losses recorded in the third quarter of 2005.
In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage activities and other bank-related fees. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. These diversification efforts resulted in an overall increase in noninterest revenue of 2.22% and 7.24% for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. One of the primary contributors to the increase in noninterest revenue was insurance commissions, as commissions increased 18.38% and 13.78% for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. While insurance commission revenue increased, the Company’s mortgage lending revenue decreased during the third quarter and first nine months of 2006 compared to the same periods in 2005. The decrease in mortgage lending revenue primarily resulted from the impact of a $3.67 million net decrease in the fair value of the Company’s mortgage servicing asset for the third quarter of 2006 compared to a $662,000 reversal of the previous impairment of the Company’s mortgage servicing asset during the third quarter of 2005. Other noninterest revenue increased 7.62% and 3.12% for the third quarter and first nine months of 2006,respectively, compared to the same periods in 2005 as the Company recorded receipt of an additional $1.00 million in insurance proceeds related to Hurricane Katrina during the third quarter of 2006. The Company also recorded a gain of $732,000 from the redemption of Class B shares of MasterCard common stock in connection with its initial public offering during the second quarter of 2006. Life insurance proceeds of $1.4 million received in the second quarter of 2006 were reclassed as a bad debt recovery in the third quarter of 2006 as they related to a previously charged off loan.
Improved asset quality resulted in annualized net charge-offs falling to 0.07% of average loans for the third quarter of 2006 from 0.27% of average loans for the third quarter of 2005 and to 0.11% of average loans for the first nine months of 2006 from 0.25% of average loans for the first nine months of 2005. Noninterest expense totaled $98.66 million for the third quarter of 2006 compared to $89.51 million for the third quarter of 2005, an increase of $9.15 million, or 10.22%. For the first nine months of 2006 and 2005, noninterest expense totaled $293.01 million and $269.78 million, respectively, representing an increase of 8.61%. The increase in noninterest expense for the third quarter and first nine months of 2006 resulted primarily from the impact of costs related to the integration and operation of American State Bank Corporation that was acquired and merged into the Company on December 1, 2005 and increased costs related to additional locations and facilities added since September 30, 2005. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the nine months ended September 30, 2006, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the following change regarding mortgage servicing rights.
Mortgage Servicing Rights
                    The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. Prior to the Company’s adoption of SFAS No. 156, MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. As a result of the Company’s adoption of SFAS No. 156 on January 1, 2006, the Company carries MSRs at fair value. In determining the fair value of capitalized MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s capitalized MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. The aforementioned estimate and the assumptions used by the independent third party to arrive at the estimate are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values.

The Company does not hedge the value of capitalized MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At September 30, 2006, the Company’s mortgage servicing asset was valued at $38.09 million.
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
Net interest revenue was $98.95 million for the three months ended September 30, 2006, compared to $90.75 million for the same period in 2005, representing an increase of $8.20 million, or 9.03%. For the first nine months of 2006 and 2005, net interest revenue was $297.06 million and $270.12 million, respectively, representing an increase of $26.94 million or 9.97%. The increase in net interest revenue for the third quarter and first nine months of 2006 is primarily a result of growth in loans made by the Bank in a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
Interest revenue increased $33.69 million, or 23.38%, to $177.79 million for the three months ended September 30, 2006 from $144.09 million for the three months ended September 30, 2005. The increase in interest revenue for the three months ended September 30, 2006 is attributable to a $754.88 million, or 7.58%, increase in average interest earning assets to $10.72 billion for the third quarter of 2006 from $9.96 billion for the third quarter of 2005 and an increase in the yield of those assets of 84 basis points to 6.58% for the third quarter of 2006 from 5.74% for the third quarter of 2005. For the first nine months of 2006 and 2005, interest revenue was $510.03 million and $416.77 million, respectively, representing an increase of 22.37%.
Interest expense increased $25.50 million, or 47.80%, to $78.84 million for the three months ended September 30, 2006 from $53.34 million for the three months ended September 30, 2005. This increase in interest expense is attributable to a larger amount of interest bearing liabilities and a higher average rate paid on those liabilities for the three months and nine months ended September 30, 2006 as compared to the same periods ended September 30, 2005. Average interest bearing liabilities increased $616.30 million, or 7.39%, to $8.95 billion for the third quarter of 2006 from $8.34 billion for the third quarter of 2005. The average rate paid on those liabilities also increased 95 basis points to 3.49% for the third quarter of 2006 from 2.54% for the third quarter of 2005. For the first nine months of 2006 and 2005, interest expense was $212.97 million and $146.65 million, respectively, representing an increase of $66.32 million or 45.23%.
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
Net interest margin for the third quarter of 2006 and 2005 was 3.66% and 3.61%, respectively, representing an increase of 5 basis points. Net interest margin for the nine months ended September 30, 2006 and 2005 was 3.71% and 3.64%, respectively, representing an increase of 7 basis points. Net interest rate spread for the third quarter of 2006 was 3.09%, a decrease of 11 basis points from 3.20% for the same period of 2005. Net interest rate spread for the nine month period ended September 30, 2006 was 3.18%, a decrease of 8 basis points from 3.26% for the same period of 2005. The decrease in the net interest rate spread for the third quarter of 2006 as compared to the same period of 2005 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.54% for the third quarter of 2005 to 3.49% for the third quarter of 2006, than the increase in the average rate earned on interest earning assets from 5.74% for the third quarter of 2005 to 6.58% for the third quarter of 2006. The decrease in the net interest rate spread for the first nine months of 2006 as compared to the same period of 2005 was also primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.35% for the first nine months of 2005 to 3.20% for the first nine months of 2006, than the increase in the average rate earned on interest earning assets from 5.61% for the first nine months of 2005 to 6.38% for the first nine months of 2006. The increase in the net interest margin for both the third quarter and first nine months of 2006 as compared to the same periods of 2005 resulted from a larger percentage increase in the earning asset yield relative to the percentage increase in the average earning assets. The earning asset yield increase for the third quarter of 2006 was a result of favorable economic activity throughout most of the Bank’s markets, resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at September 30, 2006:

	Interest Rate Sensitivity — Maturing or Repricing Opportunities
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$7,231	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	20,851	—	—	—
Held-to-maturity securities	25,001	138,349	1,137,067	384,066
Available-for-sale and trading securities	147,738	294,161	339,462	403,615
Loans and leases, net of unearned income	4,043,200	1,450,544	2,138,499	141,439
Loans held for sale	76,590	—	—	—

Total interest earning assets	4,320,611	1,883,054	3,615,028	929,120

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,273,062	230,139	—	—
Other time deposits	940,676	2,194,451	1,096,516	3,964
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	915,108	—	—	—
Long-term debt and junior subordinated debt securities	524	1,624	57,448	221,347
Other	16	85	194	71

Total interest bearing liabilities	5,129,386	2,426,299	1,154,158	225,382

Interest rate sensitivity gap	$(808,775)	$(543,245)	$2,460,870	$703,738

Cumulative interest sensitivity gap	$(808,775)	$(1,352,020)	$1,108,850	$1,812,588

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
The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as management deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at September 30, 2006 and 2005, net charge-offs and net charge-offs as a percentage of average loans and leases (annualized) for the three months and nine months ended September 30, 2006 and 2005 are shown in the following tables:

	Three months ended
	September 30,
	2006	2005	% Change
	(Dollars in thousands)
Provision for credit losses	$2,526	$14,725	(82.85)%
Net charge-offs	$1,399	$4,734	(70.45)
Net charge-offs as a percentage of average loans and leases (annualized)	0.07%	0.27%	(74.07)

	Nine months ended
	September 30,
	2006	2005	% Change
	(Dollars in thousands)
Provision for credit losses	$2,252	$22,492	(89.99)%
Net charge-offs	$6,361	$13,098	(51.44)
Net charge-offs as a percentage of average loans and leases (annualized)	0.11%	0.25%	(56.00)
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.25%	1.43%	(12.59)
The provision for credit losses for the three-month and nine-month periods ended September 30, 2006 compared to the three-month and nine-month periods ended September 30, 2005 decreased significantly as the Company recorded a $10.38 million pre-tax increase in the provision for credit losses during the third quarter of 2005, primarily as a result of Hurricane Katrina’s impact on the Mississippi Gulf Coast region. The Company recorded a $5.90 million pre-tax reduction in the allowance for credit losses during the first nine months of 2006 as contacts with many customers were re-established and losses related to loans in the impacted area are not expected to be as great as originally anticipated immediately following the hurricane. The Company will continue its assessment of credit losses for loans to customers in the affected region. At September 30, 2006, approximately $1.00 million of the allowance for credit losses was specifically related to loans to customers in the impacted area. In addition to the reduction in the allowance for credit losses, the Company experienced an improvement in net charge-offs during the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 as net charge-offs decreased 70.45% to $1.40 million for the third quarter of 2006 compared to $4.73 million for the third quarter of 2005 and decreased 51.44% to $6.36 million for the first nine months of 2006 compared to $13.10 million for the first nine months of 2005.
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

	September 30,				December 31,
	2006		2005		2005
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$11,442	12.61%	$11,179	12.10%	$12,171	12.57%
Consumer and installment	6,923	4.93%	9,995	5.45%	10,458	5.25%
Real estate mortgage	75,771	77.91%	76,577	78.00%	75,570	77.64%
Lease financing	2,921	3.98%	3,066	3.97%	3,014	4.08%
Other	334	0.57%	250	0.48%	287	0.46%

Total	$97,391	100.00%	$101,067	100.00%	$101,500	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2006	2005	2005
	(Dollars in thousands)
Balance, beginning of period	$101,500	$91,673	$91,673

Loans and leases charged off:
Commercial and agricultural	(714)	(1,806)	(2,172)
Consumer and installment	(3,656)	(5,875)	(7,651)
Real estate mortgage	(5,737)	(8,646)	(10,187)
Lease financing	(181)	(423)	(423)

Total loans charged off	(10,288)	(16,750)	(20,433)

Recoveries:
Commercial and agricultural	1,581	946	1,063
Consumer and installment	1,828	1,832	2,384
Real estate mortgage	460	857	1,089
Lease financing	58	17	21

Total recoveries	3,927	3,652	4,557

Net charge-offs	(6,361)	(13,098)	(15,876)

Provision charged to operating expense	2,252	22,492	24,467
Other, net	—	—	1,236

Balance, end of period	$97,391	$101,067	$101,500

Average loans for period	$7,506,656	$6,979,161	$7,026,009

Ratios:
Net charge-offs to average loans (annualized)	0.11%	0.25%	0.23%

Noninterest Revenue
The components of noninterest revenue for the three months and nine months ended September 30, 2006 and 2005 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2006	2005	% Change
	(Dollars in thousands)
Mortgage lending	$41	$4,207	(99.03)%
Service charges	17,354	15,860	9.42
Trust income	2,344	2,161	8.47
Securities gains, net	9	20	(55.00)
Insurance commissions	17,556	14,830	18.38
Other	11,930	11,085	7.62

Total noninterest revenue	$49,234	$48,163	2.22%

	Nine months ended
	September 30,
	2006	2005	% Change
	(Dollars in thousands)
Mortgage lending	$6,937	$7,382	(6.03)%
Service charges	50,293	46,997	7.01
Trust income	6,685	6,054	10.42
Securities gains, net	36	461	(92.19)
Insurance commissions	51,412	45,187	13.78
Other	40,241	39,024	3.12

Total noninterest revenue	$155,604	$145,105	7.24%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company adopted SFAS No. 156 on January 1, 2006, and, as a result, records MSRs at fair value. For more information, see “CRITICAL ACCOUNTING POLICIES – Mortgage Servicing Rights” under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated and the capitalized value of the MSRs. Origination volume of $166.47 million and $165.36 million produced origination revenue of $1.42 million and $1.21 million for the quarters ended September 30, 2006 and 2005, respectively. Origination volume of $455.27 million and $445.81 million produced origination revenue of $3.21 million and $3.78 million for the first nine months ended September 30, 2006 and 2005, respectively. While origination volume was consistent for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, competitive pricing pressure, which is common in a rising mortgage interest rate environment, resulted in lower revenue for the nine months ended September 30, 2006 as compared to the same period in 2005.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.29 million and $2.33 million for the quarters ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, revenue from the servicing of loans was $6.81 million and $6.98 million, respectively. Revenues from changes in the valuation gains or losses on the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. An increase in mortgage rates typically results in an increase in the value of the MSRs while a decrease in mortgage rates typically results in a decrease in the value of MSRs. The Company does not hedge the value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. The valuation loss on MSRs was $3.67 million for the quarter ended September 30, 2006 compared to a reversal of a previous impairment of $662,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, the valuation loss on MSRs was $3.08 million compared to a valuation loss of $3.38 million for the nine months ended September 30, 2005.
Service charges on deposit accounts increased for the third quarter and nine months ending September 30, 2006 when compared to the third quarter and nine months ending September 30, 2005 because of higher volumes of items processed and growth in the number of deposit accounts. Trust income increased 8.47% for the third quarter of 2006 compared to the third quarter of 2005 and 10.42% for the nine months ending September 30, 2006 compared to the nine months ending September 30, 2005 as a result of increases in the value of assets under care (either managed or in custody).
Insurance commissions grew 18.38% to $17.56 million for the third quarter of 2006 compared to the same period in 2005 and 13.78% to $51.41 million for the nine months ending September 30, 2006 compared to the same period in 2005. The increase in insurance commissions is primarily a result of the increase in policies written since September 30, 2005, including substantial new business generated in the Mississippi Gulf Coast, coupled with higher policy premiums. The Company plans to continue to expand the products and services offered by its insurance agencies.
Other noninterest revenue for the first nine months of 2006 included a gain of $2.81 million from the sale of student loans originated by the Company compared to a $2.97 million gain for sales of student loans in the first nine months of 2005. Other noninterest revenue for the first nine months of 2006 also included a gain of $732,000 from the redemption of Class B shares of MasterCard common stock in connection with its initial public offering during the second quarter of 2006 as well as the receipt of an additional $1.00 million in insurance proceeds related to Hurricane Katrina. Life insurance proceeds of $1.4 million received in the second quarter of 2006 were reclassed as a bad debt recovery in the third quarter of 2006 as they related to a previously charged off loan. Other noninterest revenue for the first nine months of 2005 included a $765,000 gain related to the sale of certain insurance agency accounts and a $1.70 million gain on the sale of the Company’s membership in the PULSE network, an electronic banking network which the Company retains access.
Noninterest Expense
The components of noninterest expense for the three months and nine months ended September 30, 2006 and 2005 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$58,453	$52,173	12.04%
Occupancy, net of rental income	8,598	6,751	27.36
Equipment	5,896	5,501	7.18
Other	25,714	25,088	2.50

Total noninterest expense	$98,661	$89,513	10.22%

	Nine months ended
	September 30,
	2006	2005	% Change
	(Dollars in thousands)
Salaries and employee benefits	$174,402	$157,992	10.39%
Occupancy, net of rental income	23,799	20,004	18.97
Equipment	17,481	16,588	5.38
Other	77,331	75,193	2.84

Total noninterest expense	$293,013	$269,777	8.61%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2006 increased compared to the same periods in 2005, primarily as a result of the salaries and employee benefits of employees of American State Bank Corporation acquired on December 1, 2005 and the hiring of employees to staff locations and facilities added during 2005 and 2006. Occupancy expense also increased on a comparable three-month and nine-month period basis primarily because of additional locations and facilities opened since September 30, 2005, including the acquisition in December 2005. Equipment expense increased for the comparable three-month and nine-month periods because of increased depreciation related to the equipment replacement purchases made during the last four months of 2005 as a result of the damage caused by Hurricane Katrina, coupled with increases in various maintenance contracts. The increase in other noninterest expense primarily reflected accruals for loss contingencies and the accrual for litigation contingencies as well as normal increases and general inflation in the cost of services and supplies purchased by the Company during the first nine months of 2006 compared to the first nine months of 2005.
Income Tax
Income tax expense was $13.82 million for the third quarter of 2006, a 45.34% increase from $9.51 million for the third quarter of 2005. For the nine-month period ending September 30, 2006, income tax expense was $46.02 million compared to $35.73 million for the same period in 2005, representing an increase of 28.79%. The increase in income tax expense in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 was primarily the result of the increase in net income before tax, as net income before tax increased 37.32% for the third quarter of 2006 compared to the third quarter of 2005 and increased 29.08% when comparing the first nine months of 2006 to the first nine months of 2005. The effective tax rates for the third quarter of 2006 and 2005 were 31.09% and 29.37%, respectively, and the effective tax rates for the nine-month periods ended September 30, 2006 and 2005 were 30.70% and 30.77%, respectively. The increase in the effective tax rate for the third quarter of 2006 compared to the third quarter of 2005 was the result of the receipt of approximately $228,000 in state tax refunds during the third quarter of 2005, with no such refunds received in the third quarter of 2006. The effective tax rate for the first nine months of 2006 included the effect of the reversal of a previously recorded tax contingency of approximately $1.95 million. The previously recorded tax contingency was related to a tax assessment resulting from an audit performed by the State Tax Commission of the State of Mississippi for tax years 1998 through 2001. The issues related to the audit were resolved in June 2006. With approximately $1.95 million of the previously recorded contingency no longer deemed necessary, that amount was credited against the 2006 second quarter income tax expense. See Note 14 to the consolidated financial statements included in this report for additional information about the resolution of the Mississippi tax audit.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2006 were $10.75 billion, or 90.62% of total assets, compared with $10.62 billion, or 90.26% of total assets, at December 31, 2005.
The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2006 were $1.68 billion, compared with $1.41 billion at December 31, 2005, a 19.25% increase. Available-for-sale securities were $1.18 billion at September 30, 2006, compared to $1.35 billion at December 31, 2005, a 12.48% decrease.
The Bank’s loan and lease portfolio makes up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current depositors and loan customers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned income, totaled $7.77 billion at September 30, 2006, which represented a 5.54% increase from $7.37 billion at December 31, 2005.
At September 30, 2006, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct a significant portion of its business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At September 30, 2006, no loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Non-performing loans were 0.32% of loans and leases, net of unearned income, at September 30, 2006 and 0.39% of loans and leases, net of unearned income, at December 31, 2005.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.49 billion at September 30, 2006 as compared to $9.61 billion at December 31, 2005, representing a 1.20% decrease. Noninterest bearing demand deposits decreased by $45.33 million, or 2.52%, to $1.75 billion at September 30, 2006 from $1.80 billion at December 31, 2005, and interest bearing demand, savings and time deposits decreased $69.56 million, or 0.89%, to $7.74 billion at September 30, 2006 from $7.81 billion at December 31, 2005. By using maturing investment securities and lower cost demand deposits to fund recent loan growth, the Bank has restricted its growth in higher priced deposits. The Bank also relied on short term borrowings from the FHLB as an additional source of funding the loan growth in the third quarter of 2006.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 12.38% and 13.58%, respectively, at September 30, 2006. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at September 30, 2006. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.71% at September 30, 2006, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2006 as its Tier I capital, total capital and leverage capital ratios were 11.92%, 13.13%, and 8.37%, respectively.
There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to cause a material adverse effect with regard to its ability to meet its cash obligations. As discussed in “Part I. Item 1. Notes to Consolidated Financial Statements (Unaudited) — Note 10 — Recent Pronouncements,” the Company does not expect that the adoption of SFAS 158 will have a material impact on the regulatory requirements for capital of the Company.
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
On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to 3.0 million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2005 through April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of September 30, 2006, 735,500 shares had been repurchased under this program. No shares were repurchased during the third quarter of 2006. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program.
From January 1, 2001 through September 30, 2006, the Company repurchased approximately 11.3 million shares of its common stock under various repurchase plans authorized by the Company’s Board of Directors.
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
The Company assumed $9.28 million in Junior Subordinated Debt Securities and the related $9.00 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation and assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation (see Note 7 to the consolidated financial statements included in this report). The Company’s aggregate $15.50 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
Certain Litigation Contingencies
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in seven states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2006, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not repurchase any shares of its common stock during the three months ended September 30,2006.
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

BancorpSouth, Inc. (Registrant)
DATE: November 8, 2006	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I, dated as of October 31, 2001 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.10)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.