Form 10-Q/A
period 2006-09-30
BANCORPSOUTH INC
filed 2007-03-01
CIK 701853

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

EXPLANATORY NOTE
BancorpSouth, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2006 (the “Original Filing”), to amend and restate the Company’s consolidated financial statements (the “Restatement”) for the three and nine months ended September 30, 2006. The Company is amending and restating its consolidated financial statements to record income tax expense adjustments related to the quarterly period ended September 30, 2006.
For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. However, this Amendment amends and restates Items 1, 2 and 4 of Part I, in each case as a result of, and to reflect, the Restatement and related matters. For a description of the Restatement, see Note 2 “Restatement of Financial Statements” to the accompanying interim consolidated financial statements contained in this Amendment. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the Original Filing have been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. Except for the amended information related to the Restatement, the information in this Amendment is as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date. Forward-looking statements in this Amendment have also not been updated from the Original Filing. Other events occurring after September 30, 2006 or other disclosures necessary to reflect subsequent events will be addressed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which will be filed after the date of this Amendment, and any reports filed with the SEC subsequent to the date of this filing.

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

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(1)
	(as restated)
	(In thousands)
ASSETS
Cash and due from banks	$377,005	$461,659
Interest bearing deposits with other banks	7,231	6,809
Held-to-maturity securities, at amortized cost	1,684,483	1,412,529
Available-for-sale securities, at fair value	1,184,976	1,353,882
Federal funds sold and securities purchased under agreement to resell	20,851	409,531
Loans and leases	7,819,408	7,401,212
Less: Unearned income	45,726	35,657
Allowance for credit losses	97,391	101,500

Net loans	7,676,291	7,264,055
Loans held for sale	76,590	74,271
Premises and equipment, net	281,349	261,172
Accrued interest receivable	92,099	78,730
Goodwill	143,700	138,754
Other assets	326,189	307,282

TOTAL ASSETS	$11,870,764	$11,768,674

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,753,566	$1,798,892
Interest bearing	2,775,033	2,965,057
Savings	728,168	729,279
Other time	4,235,607	4,114,030

Total deposits	9,492,374	9,607,258
Federal funds purchased and securities sold under agreement to repurchase	715,108	748,139
Other short-term borrowings	200,000	2,000
Accrued interest payable	37,349	24,435
Junior subordinated debt securities	144,847	144,847
Long-term debt	136,096	137,228
Other liabilities	120,381	127,601

TOTAL LIABILITIES	10,846,155	10,791,508

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value Authorized — 500,000,000 shares, Issued — 79,131,256 and 79,237,345 shares, respectively	197,828	198,093
Capital surplus	112,644	108,961
Accumulated other comprehensive loss	(13,879)	(16,233)
Retained earnings	728,016	686,345

TOTAL SHAREHOLDERS’ EQUITY	1,024,609	977,166

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,870,764	$11,768,674

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$143,712	$115,800	$405,481	$329,479
Deposits with other banks	295	166	612	417
Federal funds sold and securities purchased under agreement to resell	609	1,061	4,431	1,649
Held-to-maturity securities:
Taxable	16,107	9,160	46,478	28,377
Tax-exempt	2,017	1,667	5,981	4,822
Available-for-sale securities:
Taxable	10,405	11,761	32,698	38,271
Tax-exempt	1,215	1,481	3,854	4,649
Loans held for sale	878	686	2,987	2,275

Total interest revenue	175,238	141,782	502,522	409,939

INTEREST EXPENSE:
Deposits	62,964	44,790	173,527	123,127
Federal funds purchased and securities sold under agreement to repurchase	8,498	3,692	20,949	8,443
Other	7,378	4,859	18,498	15,081

Total interest expense	78,840	53,341	212,974	146,651

Net interest revenue	96,398	88,441	289,548	263,288
Provision for credit losses	2,526	14,725	2,252	22,492

Net interest revenue, after provision for credit losses	93,872	73,716	287,296	240,796

NONINTEREST REVENUE:
Mortgage lending	41	4,207	6,937	7,382
Service charges	17,354	15,860	50,293	46,997
Trust income	2,344	2,161	6,685	6,054
Security gains, net	9	20	36	461
Insurance commissions	17,556	14,830	51,412	45,187
Other	11,930	11,085	40,241	39,024

Total noninterest revenue	49,234	48,163	155,604	145,105

NONINTEREST EXPENSE:
Salaries and employee benefits	58,453	52,173	174,402	157,992
Occupancy, net of rental income	8,598	6,751	23,799	20,004
Equipment	5,896	5,501	17,481	16,588
Other	25,714	25,088	77,331	75,193

Total noninterest expense	98,661	89,513	293,013	269,777

Income before income taxes	44,445	32,366	149,887	116,124
Income tax expense	20,568	9,507	52,766	35,730

Net income	$23,877	$22,859	$97,121	$80,394

Earnings per share: Basic	$0.30	$0.29	$1.23	$1.03

Diluted	$0.30	$0.29	$1.22	$1.02

Dividends declared per common share	$0.20	$0.19	$0.59	$0.57

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(as restated)
	(In thousands)
Operating Activities:
Net income	$97,121	$80,394
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,252	22,492
Depreciation and amortization	18,910	18,396
Deferred taxes	863	(3,093)
Amortization of intangibles	3,549	10,336
Amortization of debt securities premium and discount, net	10,471	11,933
Security gains, net	(36)	(463)
Net deferred loan origination expense	(5,451)	(5,501)
Excess tax benefit from exercise of stock options	(1,154)	—
Increase in interest receivable	(13,369)	(4,575)
Increase in interest payable	12,914	7,882
Realized gain on student loans sold	(2,806)	(2,966)
Proceeds from student loans sold	104,850	110,837
Origination of student loans held for sale	(92,778)	(97,121)
Realized gain on mortgages sold	(3,517)	(5,277)
Proceeds from mortgages sold	417,520	422,530
Origination of mortgages held for sale	(425,588)	(421,748)
Increase in bank-owned life insurance	(4,600)	(4,586)
Other, net	(32,072)	2,400

Net cash provided by operating activities	87,079	141,870

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	294,342	204,162
Proceeds from calls and maturties of available-for-sale securities	273,679	239,847
Proceeds from sales of available-for-sale and trading securities	250	36,804
Purchases of held-to-maturity securities	(567,645)	(189,245)
Purchases of available-for-sale securities	(109,568)	(42,938)
Net decrease (increase) in short-term investments	388,680	(166,772)
Net increase in loans and leases	(409,037)	(261,962)
Purchases of premises and equipment	(40,128)	(30,406)
Proceeds from sale of premises and equipment	1,445	474
Net cash paid for acquisitions	(4,840)	(4,376)
Other, net	3,011	192

Net cash used in investing activities	(169,811)	(214,220)

Financing activities:
Net (decrease) increase in deposits	(114,884)	162,176
Net increase in short-term debt and other liabilities	164,893	30,431
Repayment of long-term debt	(1,132)	(3,500)
Issuance of common stock	4,740	4,423
Purchase of common stock	(10,143)	(7,103)
Excess tax benefit from exercise of stock options	1,154	—
Payment of cash dividends	(46,128)	(50,779)

Net cash (used in) provided by financing activities	(1,500)	135,648

(Decrease) increase in cash and cash equivalents	(84,232)	63,298
Cash and cash equivalents at beginning of period	468,468	322,536

Cash and cash equivalents at end of period	$384,236	$385,834

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

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS
As part of the Company’s year-end financial review during January 2007, the Company determined that it had overpaid income taxes in prior years. The Company determined that it could recover approximately $10.82 million of the overpayment by amending tax returns filed in the last three years. However, approximately $6.75 million of the overpayment was not recoverable due to statutory limitations preventing the Company from amending tax returns for certain prior years. The statute of limitations relating to the amendment of certain prior year tax returns lapsed during the third quarter of 2006. The Company concluded that there was a material error in its income tax expense for the three months and nine months ended September 30, 2006, resulting in the restatement of the Company’s financial statements for the quarter ended September 30, 2006. The effect of the adjustments on the Company’s interim financial statements for the three months and nine months ended September 30, 2006 was an increase to income taxes payable of approximately $17.57 million, an increase in other assets to record a $10.82 million income tax receivable and an increase in income tax expense of $6.75 million, which resulted in a decrease in net income after taxes of $6.75 million.
The following tables summarize the effect of the restatement adjustments on the financial statements as of and for the three and nine months ended September 30, 2006:

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30,		September 30,
	2006	Adjustments	2006
	(as reported)		(as restated)
ASSETS
Cash and due from banks	$377,005	$—	$377,005
Interest bearing deposits with other banks	7,231	—	7,231
Held-to-maturity securities, at amortized cost	1,684,483	—	1,684,483
Available-for-sale securities, at fair value	1,184,976	—	1,184,976
Federal funds sold and securities purchased under agreement to resell	20,851	—	20,851
Loans and leases	7,819,408	—	7,819,408
Less: Unearned income	45,726	—	45,726
Allowance for credit losses	97,391	—	97,391

Net loans	7,676,291	—	7,676,291
Loans held for sale	76,590	—	76,590
Premises and equipment, net	281,349	—	281,349
Accrued interest receivable	92,099	—	92,099
Goodwill	143,700	—	143,700
Other assets	315,367	10,822	326,189

TOTAL ASSETS	$11,859,942	$10,822	$11,870,764

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,753,566	$—	$1,753,566
Interest bearing	2,775,033	—	2,775,033
Savings	728,168	—	728,168
Other time	4,235,607	—	4,235,607

Total deposits	9,492,374	—	9,492,374
Federal funds purchased and securities sold under agreement to repurchase	715,108	—	715,108
Other short-term borrowings	200,000	—	200,000
Accrued interest payable	37,349	—	37,349
Junior subordinated debt securities	144,847	—	144,847
Long-term debt	136,096	—	136,096
Other liabilities	102,809	17,572	120,381

TOTAL LIABILITIES	10,828,583	17,572	10,846,155

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value Authorized - 500,000,000 shares, Issued - 79,131,256 and 79,237,345 shares, respectively	197,828	—	197,828
Capital surplus	112,644	—	112,644
Accumulated other comprehensive loss	(13,879)	—	(13,879)
Retained earnings	734,766	(6,750)	728,016

TOTAL SHAREHOLDERS’ EQUITY	1,031,359	(6,750)	1,024,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,859,942	$10,822	11,870,764

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except for per share amounts)

	Three months ended		Three months ended
	September 30,		September 30,
	2006	Adjustments	2006
	(as reported)		(as restated)
Net interest revenue	$96,398	$—	$96,398
Provision for credit losses	2,526	—	2,526
Noninterest revenue	49,234	—	49,234
Noninterest expense	98,661	—	98,661

Income before income taxes	44,445	—	44,445
Income tax expense	13,818	6,750	20,568

Net income	$30,627	$(6,750)	$23,877

Earnings per share: Basic	$0.39	$(0.09)	$0.30

Diluted	$0.38	$(0.08)	$0.30

	Nine months ended		Nine months ended
	September 30,		September 30,
	2006	Adjustments	2006
	(as reported)		(as restated)
Net interest revenue	$289,548	$—	$289,548
Provision for credit losses	2,252	—	2,252
Noninterest revenue	155,604	—	155,604
Noninterest expense	293,013	—	293,013

Income before income taxes	149,887	—	149,887
Income tax expense	46,016	6,750	52,766

Net income	$103,871	$(6,750)	$97,121

Earnings per share: Basic	$1.31	$(0.08)	$1.23

Diluted	$1.31	$(0.09)	$1.22

The adjustments to the balance sheet and statements income as of and for the three and nine months ended September 30, 2006 had no impact on total cash flows from operating, investing and financing activities.
NOTE 3 — LOANS AND LEASES
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

NOTE 4 — ALLOWANCE FOR CREDIT LOSSES
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

NOTE 5 — SECURITIES
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
NOTE 6 — PER SHARE DATA
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(as restated)		(as restated)
	(In thousands, except per share amounts)

Basic EPS
Income available to common shareholders	$23,877	79,104	$0.30	$22,859	78,224	$0.29

Effect of dilutive share-based awards	—	473		—	346

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$23,877	79,577	$0.30	$22,859	78,570	$0.29

	Nine months ended September 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(as restated)		(as restated)
	(In thousands, except per share amounts)

Basic EPS
Income available to common shareholders	$97,121	79,154	$1.23	$80,394	78,216	$1.03

Effect of dilutive stock options	—	398		—	344

Diluted EPS
Income available to common shareholders plus assumed exercise	$97,121	79,552	$1.22	$80,394	78,560	$1.02

NOTE 7 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2006 (as restated)			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$11,137	$(4,261)	$6,876	$(4,364)	$1,671	$(2,693)
Less: Reclassification adjustment for net (gains) losses realized in net income	(2)	1	(1)	(20)	7	(13)

Other comprehensive income (loss)	$11,135	$(4,260)	$6,875	$(4,384)	$1,678	$(2,706)

Net income			23,877			22,859

Comprehensive income			$30,752			$20,153

	Nine months ended September 30,
	2006 (as restated)			2005
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$3,822	$(1,460)	$2,362	$(15,068)	$5,771	$(9,297)
Less: Reclassification adjustment for net (gains) losses realized in net income	(13)	5	(8)	(346)	132	(214)

Other comprehensive income (loss)	$3,809	$(1,455)	$2,354	$(15,414)	$5,903	$(9,511)

Net income			97,121			80,394

Comprehensive income			$99,475			$70,883

NOTE 8 — JUNIOR SUBORDINATED DEBT SECURITIES
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
NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS
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
NOTE 10 — PENSION AND OTHER POSTRETIREMENT BENEFITS
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

NOTE 11 — RECENT PRONOUNCEMENTS
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
In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106, and 132R,” was issued. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 recognition and disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 measurement requirements are effective for fiscal years ending after December 15, 2008. Based on the preliminary funding status as of September 30, 2006, the adoption of SFAS No. 158 is expected to have no material impact on the financial position, results of operations or regulatory requirements for capital of the Company.
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
In September, 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position of the Company.
NOTE 12 — BUSINESS COMBINATIONS
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

NOTE 13 — SEGMENT REPORTING
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
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2006 and 2005 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
		(In thousands)
Three months ended September 30, 2006:
Results of Operations (as restated)
Net interest revenue	$86,620	$9,778	$96,398
Provision for credit losses	2,460	66	2,526

Net interest revenue after provision for credit losses	84,160	9,712	93,872
Noninterest revenue	25,905	23,329	49,234
Noninterest expense	67,718	30,943	98,661

Income before income taxes	42,347	2,098	44,445
Income taxes	12,847	7,721	20,568

Net income (loss)	$29,500	$(5,623)	$23,877

Selected Financial Information
Total assets (at end of period) (as restated)	$9,883,567	$1,987,197	$11,870,764
Depreciation and amortization	6,519	1,246	7,765

Three months ended September 30, 2005:
Results of Operations
Net interest revenue	$80,572	$7,869	$88,441
Provision for credit losses	14,658	67	14,725

Net interest revenue after provision for credit losses	65,914	7,802	73,716
Noninterest revenue	23,852	24,311	48,163
Noninterest expense	58,876	30,637	89,513

Income before income taxes	30,890	1,476	32,366
Income taxes	9,073	434	9,507

Net income	$21,817	$1,042	$22,859

Selected Financial Information
Total assets (at end of period)	$9,261,286	$1,803,972	$11,065,258
Depreciation and amortization	6,065	3,470	9,535

		General
	Community	Corporate
	Banking	and Other	Total
		(In thousands)
Nine months ended September 30, 2006:
Results of Operations (as restated)
Net interest revenue	$261,835	$27,713	$289,548
Provision for credit losses	2,167	85	2,252

Net interest revenue after provision for credit losses	259,668	27,628	287,296
Noninterest revenue	79,049	76,555	155,604
Noninterest expense	195,302	97,711	293,013

Income before income taxes	143,415	6,472	149,887
Income taxes	43,738	9,028	52,766

Net income (loss)	$99,677	$(2,556)	$97,121

Selected Financial Information
Total assets (at end of period) (as restated)	$9,883,567	$1,987,197	$11,870,764
Depreciation and amortization	18,601	3,858	22,459

Nine months ended September 30, 2005:
Results of Operations
Net interest revenue	$240,369	$22,919	$263,288
Provision for credit losses	22,356	136	22,492

Net interest revenue after provision for credit losses	218,013	22,783	240,796
Noninterest revenue	73,828	71,277	145,105
Noninterest expense	176,364	93,413	269,777

Income before income taxes	115,477	647	116,124
Income taxes	35,531	199	35,730

Net income	$79,946	$448	$80,394

Selected Financial Information
Total assets (at end of period)	$9,261,286	$1,803,972	$11,065,258
Depreciation and amortization	18,159	10,573	28,732
NOTE 14 — MORTGAGE SERVICING RIGHTS
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
NOTE 15 — COMMITMENTS AND CONTINGENT LIABILITIES
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
NOTE 16 — SUBSEQUENT EVENTS
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

	Three months ended
	September 30,
	2006	2005	% Change
(Dollars in thousands, except per share amounts)	(as restated)
Net income	$23,877	$22,859	4.45%
Net income per share: Basic	$0.30	$0.29	3.45
Diluted	$0.30	$0.29	3.45
Return on average assets (annualized)	0.80%	0.83%	(3.61)
Return on average shareholders’ equity (annualized)	9.33%	9.70%	(3.81)

	Nine months ended
	September 30,
	2006	2005	% Change
(Dollars in thousands, except per share amounts)	(as restated)
Net income	$97,121	$80,394	20.81%
Net income per share: Basic	$1.23	$1.03	19.42
Diluted	$1.22	$1.02	19.61
Return on average assets (annualized)	1.10%	0.99%	11.11
Return on average shareholders’ equity (annualized)	13.05%	11.61%	12.40

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
In recent years, the Company has taken steps to diversify its revenue stream by increasing its noninterest revenue from mortgage lending activities, insurance agency activities, brokerage activities and other bank-related fees. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. These diversification efforts resulted in an overall increase in noninterest revenue of 2.22% and 7.24% for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. One of the primary contributors to the increase in noninterest revenue was insurance commissions, as commissions increased 18.38% and 13.78% for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. While insurance commission revenue increased, the Company’s mortgage lending revenue decreased during the third quarter and first nine months of 2006 compared to the same periods in 2005. The decrease in mortgage lending revenue primarily resulted from the impact of a $3.67 million net decrease in the fair value of the Company’s mortgage servicing asset for the third quarter of 2006 compared to a $662,000 reversal of the previous impairment of the Company’s mortgage servicing asset during the third quarter of 2005. Other noninterest revenue increased 7.62% and 3.12% for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005 as the Company recorded receipt of an additional $1.00 million in insurance proceeds related to Hurricane Katrina during the third quarter of 2006. The Company also recorded a gain of $732,000 from the redemption of Class B shares of MasterCard common stock in connection with its initial public offering during the second quarter of 2006. Life insurance proceeds of $1.4 million received in the second quarter of 2006 were reclassed as a bad debt recovery in the third quarter of 2006 as they related to a previously charged off loan.
Improved asset quality resulted in annualized net charge-offs falling to 0.07% of average loans for the third quarter of 2006 from 0.27% of average loans for the third quarter of 2005 and to 0.11% of average loans for the first nine months of 2006 from 0.25% of average loans for the first nine months of 2005. Noninterest expense totaled $98.66 million for the third quarter of 2006 compared to $89.51 million for the third quarter of 2005, an increase of $9.15 million, or 10.22%. For the first nine months of 2006 and 2005, noninterest expense totaled $293.01 million and $269.78 million, respectively, representing an increase of 8.61%. The increase in noninterest expense for the third quarter and first nine months of 2006 resulted primarily from the impact of costs related to the integration and operation of American State Bank Corporation that was acquired and merged into the Company on December 1, 2005 and increased costs related to additional locations and facilities added since September 30, 2005. Income tax expense was $20.57 million for the third quarter of 2006 compared to $9.51 million in the third quarter of 2005. Income tax expense for the nine months ended September 30, 2006 and 2005 was $52.77 million and $35.73 million, respectively. Income tax expense increased for the third quarter and first nine months of 2006 primarily as a result of an increase in the provision for income taxes of $6.75 million because of a statutory limitation that prevents the Company from recovering excess income taxes paid in a prior year. The major components of net income are discussed in more detail in the various sections that follow.

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
RESULTS OF OPERATIONS
Restatement of Financial Statements
As discussed in Note 2 to the financial statements included elsewhere in this Amendment, the Company restated its consolidated unaudited financial statements for the quarter ended September 30, 2006 to correct its income tax expense for the three months and nine months ended September 30, 2006. The effect of the adjustments on the statements of income for the three months and nine months ended September 30, 2006 was a decrease in net income after taxes of $6.75 million. The discussion below reflects the restatement adjustments.
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

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company adopted SFAS No. 156 on January 1, 2006, and, as a result, records MSRs at fair value. For more information, see “CRITICAL ACCOUNTING POLICIES — Mortgage Servicing Rights” under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.
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
Income Tax
Income tax expense was $20.57 million for the third quarter of 2006, a 116.34% increase from $9.51 million for the third quarter of 2005. For the nine-month period ending September 30, 2006, income tax expense was $52.77 million compared to $35.73 million for the same period in 2005, representing an increase of 47.68%. The increase in income tax expense in the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 was primarily the result of an increase in the provision for income taxes of $6.75 million attributable to a statutory limitation expiration occurring in the third quarter of 2006 that prevented the Company from recovering excess income taxes paid in prior years. This increase was partially offset by the reversal of a previously recorded tax contingency of approximately $1.95 million during the second quarter of 2006 related to a tax assessment resulting from an audit performed by the State Tax Commission of the State of Mississippi for the tax years 1998 through 2001. The issues related to the audit were resolved in June 2006. With the previously recorded contingency no longer deemed necessary, that amount was credited against the second quarter 2006 income tax expense. The increase in income tax expense for the third quarter and first nine months of 2006 compared to the same periods in 2005 was also a result of the increase in net income before tax, as net income before tax increased 37.32% for the third quarter of 2006 compared to the third quarter of 2005 and increased 29.08% when comparing the first nine months of 2006 to the first nine months of 2005. The effective tax rates for the third quarter of 2006 and 2005 were 46.28% and 29.37%, respectively, and the effective tax rates for the nine-month periods ended September 30, 2006 and 2005 were 35.20% and 30.77%, respectively. The increase in the effective tax rate for the third quarter of 2006 compared to the third quarter of 2005 was primarily a result of the increase in the provision for income taxes of $6.75 million detailed above. The effective tax rate for the first nine months of 2006 also included the effect of the reversal of the previously recorded tax contingency of approximately $1.95 million also detailed above. See Note 15 to the consolidated financial statements included in this report for additional information about the resolution of the Mississippi tax audit.

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
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2006 as its Tier I capital, total capital and leverage capital ratios were 11.83%, 13.04%, and 8.31%, respectively.
There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to cause a material adverse effect with regard to its ability to meet its cash obligations. As discussed in “Part I. Item 1. Notes to Consolidated Financial Statements (Unaudited) — Note 11 — Recent Pronouncements,” the Company does not expect that the adoption of SFAS 158 will have a material impact on the regulatory requirements for capital of the Company.
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
The Company assumed $9.28 million in Junior Subordinated Debt Securities and the related $9.00 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation and assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation (see Note 8 to the consolidated financial statements included in this report). The Company’s aggregate

$15.50 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
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
ITEM 4. CONTROLS AND PROCEDURES.
As described in the Original Filing, the Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act. In January 2007, however, management of the Company determined that it had overpaid income taxes in prior years for which statutes of limitations on a recovery of overpayments had lapsed and, as a result of a control deficiency, there were a failure to correctly record income tax expense for the third quarter of 2006. As discussed in greater detail in Note 2 to the financial statements included elsewhere in this Amendment, management determined the need to restate the Company’s consolidated unaudited financial statements for the period ended September 30, 2006 to correctly record the income tax expense. Therefore, in connection with the filing of this Amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2006, the Company, with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006 and concluded that as a result of the control deficiency discussed above, the Company’s disclosure controls and procedures were not effective as of September 30, 2006.
Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BancorpSouth, Inc.
(Registrant)

DATE: February 28, 2007	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(3.1)	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.2)	Amendment to Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration No. 33-88274) filed on January 6, 1995, and incorporated herein by reference).

(3.3)	Amended and Restated Bylaws of the Company (filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 1-12991) and incorporated herein by reference).

(3.4)	Amendment to Amended and Restated Bylaws (filed as Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file No. 1-12991) and incorporated herein by reference).

(4.1)	Specimen Common Stock Certificate (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated herein by reference).

(4.2)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares (filed as Exhibit 1 to the Company’s registration statement on Form 8-A filed April 24, 1991 (file number 0-10826) and incorporated herein by reference).

(4.3)	First Amendment to Rights Agreement, dated as of March 28, 2001 (filed as Exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed March 28, 2001 (file number 1-12991) and incorporated herein by reference).

(4.4)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I, dated as of October 31, 2001 (filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated herein by reference).

(4.5)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002 (filed as Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on January 28, 2002 and incorporated herein by reference).

(4.6)	Junior Subordinated Indenture, dated as of January 28, 2002 (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.7)	Guarantee Agreement (filed as Exhibit 4.25 to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.8)	Junior Subordinated Debt Security Specimen (filed as an exhibit to the Company’s Current Report or Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.9)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I (filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated herein by reference).

(4.10)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

2