Form 10-K
period 2006-12-31
BANCORPSOUTH INC
filed 2007-03-01
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006 was approximately $2,042,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2006.
     As of February 23, 2007, the registrant had outstanding 79,075,721 shares of common stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement used in connection with registrant’s 2007 Annual Meeting of Shareholders, to be held April 25, 2007, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2006

PART I
ITEM 1. BUSINESS.
GENERAL
     BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982. Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Florida. At December 31, 2006, the Company and its subsidiaries had total assets of approximately $12.0 billion and total deposits of approximately $9.7 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
     The Company’s Internet website address is www.bancorpsouth.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on its website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).
DESCRIPTION OF BUSINESS
     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 287 offices in 151 municipalities or communities in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Florida. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
     The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates investment services, credit insurance and insurance agency subsidiaries which engage in investment brokerage services and sales of other insurance products. The Bank’s trust department offers a variety of services including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions. All of the Company’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.
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
     At December 31, 2006, the Company and its subsidiaries had approximately 4,100 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.
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
     The principal areas of competition in the banking industry center on a financial institution’s ability and willingness to provide credit on a timely and competitively priced basis, to offer a sufficient range of deposit and investment opportunities at competitive prices and maturities, and to offer personal and other services of sufficient quality and at competitive prices. The Company and its subsidiaries believe they can compete effectively in all these areas.

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
     The Company is a financial holding company regulated as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Federal Reserve may also conduct examinations of the Company. According to Federal Reserve policy, a financial holding company must act as a source of financial strength to its subsidiary banks and to commit resources to support each such subsidiary. This support may be required at times when a financial holding company may not be able to provide such support.
     The Bank is incorporated under the laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of various states in which it operates, as well as federal law. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness. The Bank is not a member of the Federal Reserve.
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) permits, among other things, the acquisition of savings associations by financial holding companies, irrespective of their financial condition, and increased the deposit insurance premiums for banks and savings associations. FIRREA also provides that commonly controlled, federally insured financial institutions must reimburse the FDIC for losses incurred by the FDIC in connection with the default of another commonly controlled financial institution or in connection with the provision of FDIC assistance to such a commonly controlled financial institution in danger of default. Reimbursement liability under FIRREA is superior to any obligations to shareholders of such federally insured institutions (including a financial holding company such as the Company if it were to acquire another federally insured financial institution) arising as a result of their status as shareholders of a reimbursing financial institution.
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
     The primary source of funds for dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the

Company without regulatory approval. Under Mississippi law, the Bank must obtain approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock. Under FDICIA, the Bank may not pay any dividends, if after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.
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
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“IBBEA”) permits adequately capitalized and managed financial holding companies to acquire control of banks in states other than their home states, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. IBBEA permits states to continue to require that an acquired bank must have been in existence for a certain minimum time period that may not exceed five years. IBBEA prohibits a financial holding company, following an interstate acquisition, from controlling more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state. States retain the ability to adopt legislation to effectively raise or lower the 30% limit. Federal banking regulators may approve merger transactions involving banks located in different states, without regard to laws of any state prohibiting such transactions; provided, however, that mergers may not be approved with respect to banks located in a state that, prior to June 1, 1997, enacted legislation prohibiting mergers by banks located in such state with out-of-state institutions. Federal banking regulators may permit an out-of-state bank to open new branches in another state if such state has enacted legislation permitting interstate branching. Affiliated institutions are authorized to accept deposits for existing accounts, renew time deposits and close and service loans for affiliated institutions without being deemed an impermissible branch of the affiliate.
     The Community Reinvestment Act of 1997 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2006, the Company had a “satisfactory” rating under CRA.
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
     The activities of the Company and its subsidiaries are also subject to regulation under various federal laws and regulations thereunder, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and the Currency and Foreign Transactions Reporting Act (Bank Secrecy Act), among others, as well as various state laws.
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
     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.
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
     Commercial loans are granted based on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. A borrower’s ability to repay commercial loans is substantially dependent on the success of the business itself and on the quality of its management. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, inventory, receivables or other personal property, although such loans may also be made infrequently on an unsecured basis. In many instances, the Bank requires personal guarantees of its commercial loans to provide additional credit support.
     The Bank has had very little exposure as an agricultural lender. Crop production loans have been either fully supported by the collateral and financial strength of the borrower, or a 90% loan guaranty has been obtained through the Farm Service Agency on such loans.

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
     In most cases, the Bank sells its mortgage loans with terms of 15 years or more in the secondary market and either retains or releases the right to service those loans. The sale of mortgage loans to the secondary market allows the Bank to manage the interest rate risks related to such lending operations. Generally, after the sale of a loan with servicing retained, the Bank’s only involvement is to act as a servicing agent. In certain cases, the Bank may be required to repurchase mortgage loans upon which customers have defaulted that were previously sold in the secondary market if these loans did not meet the underwriting standards of the entity that purchased the loans. These loans would be held by the Bank in its mortgage loan portfolio.
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
     The Bank grants consumer loans based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies. Financial stability of the borrower and credit history are the primary factors the Bank considers in granting such loans. The availability of collateral is also a factor considered in making such loans. The Bank seeks collateral that can be assigned and has good marketability with an adequate margin of value. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.
OTHER FINANCIAL SERVICES
     The Bank’s consumer finance subsidiary has historically extended consumer loans to individuals and entities and operated a network of offices in Mississippi and Tennessee. During 2004, the consumer finance subsidiary sold all of its operating offices in Mississippi and reclassified the loans in its Tennessee offices as held for sale. During 2005, all but two of its operating offices in Tennessee were sold and the consumer finance subsidiary ceased making new loans at the two remaining offices. The Bank closed the last two operating offices in Tennessee in 2006.
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
     See Note 21 to the Company’s Consolidated Financial Statements included elsewhere in this Report for financial information about each segment of the Company, as defined by U.S. generally accepted accounting principles.
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
RECENT ACQUISITONS
     The Company completed no material acquisitions during 2006.
SELECTED FINANCIAL INFORMATION
     Set forth in this section is certain selected financial information relating to the business of the Company and the Bank.
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
Investment Portfolio
Held-to-Maturity Securities
     The following table shows the amortized cost of the Bank’s held-to-maturity securities at December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
	(In thousands)
U. S. Treasury securities	$10,038	$5,148	$5,234
U. S. Government agency securities	1,514,882	1,211,551	1,095,101
Taxable obligations of states and political subdivisions	5,561	9,029	13,570
Tax-exempt obligations of states and political subdivisions	185,932	166,776	132,386
Other securities	7,007	20,025	28,629

Total	$1,723,420	$1,412,529	$1,274,920

     The following table shows the maturities and weighted average yields at December 31, 2006 for the investment categories presented above:

	December 31, 2006
		U.S.	Obligations of
	U.S.	Government	States and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$10,038	$176,435	$11,485	$—	3.63%
Maturing after one year but within five years	—	1,090,311	47,458	7,007	4.45%
Maturing after five years but within ten years	—	248,136	51,065	—	5.23%
Maturing after ten years	—	—	81,485	—	6.11%

Total	$10,038	$1,514,882	$191,493	$7,007

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
Available-for-Sale Securities
     The following table shows the book value of the Bank’s available-for-sale securities at December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
	(In thousands)
U. S. Treasury securities	$—	$—	$305
U. S. Government agency securities	897,118	1,178,326	1,484,060
Taxable obligations of states and political subdivisions	7,382	7,161	7,651
Tax-exempt obligations of states and political subdivisions	95,602	117,523	138,050
Other securities	41,897	50,872	51,663

Total	$1,041,999	$1,353,882	$1,681,729

     The following table shows the maturities and weighted average yields at December 31, 2006 for the investment categories presented above:

	December 31, 2006
		U.S.	Obligations of
	U.S.	Government	State and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$316,565	$26,301	$8,970	3.67%
Maturing after one year but within five years	—	476,751	30,667	1,543	3.87%
Maturing after five years but within ten years	—	64,458	15,258	—	5.82%
Maturing after ten years	—	39,344	30,758	31,384	5.66%

Total	$—	$897,118	$102,984	$41,897

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.
Loan and Lease Portfolio
     The Bank’s loans and leases are widely diversified by borrower and industry. The table below shows the composition of the Bank’s loans and leases by collateral type at December 31 for the years indicated. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” included herein for more information regarding the Bank’s loan and lease portfolio.

	December 31
	2006	2005	2004	2003	2002
	(In thousands)
Commercial and agricultural	$968,915	$930,259	$765,096	$743,286	$716,891
Consumer and installment loans to individuals	388,212	388,610	415,615	533,755	727,083
Real estate mortgage	6,205,491	5,746,669	5,393,231	4,738,715	4,650,455
Lease financing	312,313	302,311	262,035	227,918	311,769
Other	42,592	33,363	29,067	23,583	29,070

Total gross loans and leases	$7,917,523	$7,401,212	$6,865,044	$6,267,257	$6,435,268

Maturity Distribution of Loans and Leases
     The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio. The following table shows the maturity distribution of the Bank’s loans and leases net of unearned income as of December 31, 2006:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and agricultural	$685,764	$266,082	$17,069
Consumer and installment loans to individuals	274,352	106,451	6,829
Real estate mortgage	4,392,030	1,704,143	109,318
Lease financing	188,861	73,279	4,701
Other	30,145	11,697	750

Total loans and leases, net of unearned income	$5,571,152	$2,161,652	$138,667

Sensitivity of Loans and Leases to Changes in Interest Rates
     The interest rate sensitivity of the Bank’s loan and lease portfolio is important in the management of effective interest differential. The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Bank’s loans and leases net of unearned income as of December 31, 2006:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio Due after one year	$1,639,897	$660,422

Non-Accrual, Past Due and Restructured Loans and Leases
     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Bank’s non-performing loans and leases were as follows at December 31 for the years indicated:

	December 31
	2006	2005	2004	2003	2002
	(In thousands)
Non-accrual loans and leases	$6,603	$8,816	$12,335	$18,139	$10,514
Loans and leases 90 days or more past due	15,282	17,744	19,554	30,634	29,104
Restructured loans and leases	1,571	2,239	2,107	2,659	20

Total non-performing loans and leases	$23,456	$28,799	$33,996	$51,432	$39,638

     The total amount of interest earned on non-performing loans and leases was approximately $114,000, $194,000, $195,000, $248,000 and $274,000 in 2006, 2005, 2004, 2003 and 2002, respectively. The gross interest income that would have been recorded under the original terms of those loans and leases if they had not been non-performing amounted to $475,000, $600,000, $784,000, $1,334,000 and $936,000 in 2006, 2005, 2004, 2003 and 2002, respectively.
     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s recorded investment in loans considered impaired at December 31, 2006, 2005, 2004, 2003 and 2002 was $9,087,000, $13,505,000, $11,523,000, $13,979,000 and $9,797,000, respectively, with a valuation allowance of $4,511,000, $6,117,000, $5,279,000, $6,854,000 and $4,827,000, respectively. The average recorded investment in impaired loans during 2006, 2005, 2004, 2003 and 2002 was $9,633,000, $12,794,000, $14,579,000, $15,695,000 and $9,408,000, respectively.
     The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At December 31, 2006, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
     At December 31, 2006, the Bank did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market area
Summary of Credit Loss Experience
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
     The table below presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the Bank’s loan portfolio to total loans at December 31 for the years presented. The breakdown of the allowance by loan category is based in part on evaluations of specific loan’s past history and on economic conditions within specific industries or geographical areas. Because these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any losses.

	2006		2005		2004
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
			(Dollars in thousands)
Commercial & agricultural	$11,361	12.24%	$12,171	12.57%	$10,143	11.14%
Consumer & installment loans to individuals	6,665	4.90	10,458	5.25	7,659	6.05
Real estate mortgage	77,279	78.38	75,570	77.64	69,572	78.56
Lease financing	2,896	3.94	3,014	4.08	2,814	3.82
Other	633	0.54	287	0.46	1,485	0.43

Total	$98,834	100.00%	$101,500	100.00%	$91,673	100.00%

	2003		2002
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
		(Dollars in thousands)
Commercial & agricultural	$12,116	11.86%	$10,509	11.14%
Consumer & installment loans to individuals	10,311	8.52	12,212	11.30
Real estate mortgage	66,161	75.61	61,987	72.27
Lease financing	2,758	3.64	2,904	4.84
Other	766	0.37	263	0.45

Total	$92,112	100.00%	$87,875	100.00%

     The table below sets forth certain information with respect to the Bank’s loans (net of unearned income) and the allowance for credit losses for the five years ended December 31, 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Bank’s allowance for credit losses.

	2006	2005	2004	2003	2002
	(Dollars in thousands)
LOANS
Average loans for the period	$7,579,935	$7,026,009	$6,387,656	$6,276,805	$6,283,798

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$101,500	$91,673	$92,112	$87,875	$83,150
Loans charged off:
Commercial and agricultural	(1,479)	(2,172)	(7,598)	(7,681)	(8,855)
Consumer and installment loans to individuals	(5,305)	(7,651)	(9,413)	(11,895)	(14,838)
Real estate mortgage	(8,790)	(10,187)	(7,119)	(4,686)	(5,490)
Lease financing	(529)	(423)	—	(479)	(193)

Total loans charged off	(16,103)	(20,433)	(24,130)	(24,741)	(29,376)

Recoveries:
Commercial and agricultural	1,739	1,063	1,230	834	838
Consumer and installment loans to individuals	2,401	2,384	2,528	2,140	2,085
Real estate mortgage	658	1,089	808	865	501
Lease financing	62	21	11	9	37

Total recoveries	4,860	4,557	4,577	3,848	3,461

Net charge-offs	(11,243)	(15,876)	(19,553)	(20,893)	(25,915)
Provision charged to operating expense	8,577	24,467	17,485	25,130	29,411
Other, net	—	1,236	1,629	—	1,229

Balance, end of period	$98,834	$101,500	$91,673	$92,112	$87,875

RATIOS
Net charge-offs to average loans	0.15%	0.23%	0.31%	0.33%	0.41%

Deposits
     Deposits represent the principal source of funds for the Bank. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Bank’s assessment of the stability of its funds sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits” included herein for more information regarding deposits made with the Bank.
     The following table shows the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2006:

	Year Ended December 31
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$1,712,934	—	$1,523,793	—	$1,298,290	—
Interest bearing demand deposits	2,886,030	2.08%	2,849,199	1.37%	2,673,026	0.91%
Savings deposits	744,106	1.07%	738,555	0.81%	782,031	0.72%
Other time deposits	4,211,371	4.09%	3,998,864	3.16%	4,063,173	2.69%

Total deposits	$9,554,441		$9,110,411		$8,816,520

     The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2006 had maturities as follows:

Amount
Maturing in	(In thousands)
Three months or less	$681,358
Over three months through six months	421,316
Over six months through 12 months	513,281
Over 12 months	456,066

Total	$2,072,021

Return on Equity and Assets
     Return on average shareholders’ equity, return on average assets and the dividend payout ratios based on net income for the three years ended December 31, 2006 were as follows:

	Year Ended December 31
	2006	2005	2004
Return on average shareholders’ equity	12.52%	12.33%	12.67%
Return on average assets	1.06	1.05	1.05
Dividend payout ratio	50.32	51.70	51.05
     The Company’s average shareholders’ equity as a percentage of average assets was 8.48%, 8.52% and 8.27% for 2006, 2005 and 2004, respectively. In 2006, the Company’s return on average shareholders’ equity (which is calculated by dividing net income by average shareholders’ equity) and return on average assets (which is calculated by dividing net income by average total assets) increased compared to 2005 and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) decreased compared to 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” included herein for more information regarding the Company’s net income and the calculation of return on average shareholders’ equity and return on average assets.
Short-Term Borrowings
     The Bank uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances.
     The following table sets forth, for the periods indicated, certain information about the Bank’s short-term borrowings and the components thereof:

	2006
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$2,400	4.8%	$19,809	5.3%	$51,450
Flexible repurchase agreements purchased	10,957	4.1	38,237	4.0	55,875
Securities sold under agreement to repurchase	659,081	4.5	637,026	4.3	715,011
Short-term FHLB advances	200,000	5.2	111,789	5.3	325,000

Total	$872,438		$806,861		$1,147,336

	2005
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$2,300	3.8%	$9,953	3.0%	$45,000
Flexible repurchase agreements purchased	59,531	4.0	12,877	3.8	59,556
Securities sold under agreement to repurchase	686,308	3.4	481,238	2.6	686,308
Short-term FHLB advances	2,000	3.8	20,874	3.1	62,000

Total	$750,139		$524,942		$852,864

	2004
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$1,200	1.9%	$17,170	1.5%	$68,200
Flexible repurchase agreements purchased	5,721	2.7	10,308	2.2	14,471
Securities sold under agreement to repurchase	448,987	1.8	400,114	1.2	448,987
Short-term FHLB advances	12,500	3.6	49,536	1.3	185,000

Total	$468,408		$477,128		$716,658

     Federal funds purchased generally mature the day following the date of purchase while securities sold under agreement to repurchase generally mature within 30 days from the date of the sale. At December 31, 2006, the Bank had established informal federal funds borrowing lines of credit aggregating $460 million.
Long-Term Federal Home Loan Bank Borrowings
     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (“FHLB”) of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets. At December 31, 2006, there were no call features on long-term FHLB borrowings.
     At December 31, 2006, the following FHLB fixed term advances were repayable as follows:

		Amount
Final due date	Interest rate	(In thousands)
2008	3.41%-7.19%	$54,085
2009	3.40%-5.90%	2,236
2010	3.02%-4.09%	2,000
2011	6.93%	886
Thereafter	4.71%-5.99%	76,500

Total		$135,707

ITEM 1A. RISK FACTORS.
     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the expiration of the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations of the Company by the Federal Reserve, Company’s operating results, growth strategies and growth opportunities, interest earning assets and interest bearing liabilities, unsecured loans, credit card losses, commercial loans, mortgage loans, economic conditions in the Company’s market area, internal control over financial reporting, maturities of held-to-maturity securities, valuation of mortgage servicing rights, diversification of revenue stream, the Company’s policy regarding asset quality, net interest revenue, net interest margin, interest rate sensitivity, credit quality and credit losses, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities, deposits, non-performing assets, the Company’s ability to declare and pay dividends, future acquisitions, market risk, significant accounting policies, underwriting and loan administration policies, indirect lending activities, market conditions, stock repurchase program, the impact of Hurricane Katrina, allowance for credit losses, financial condition of the Company’s borrowers, pension and other post-retirement benefit amounts, loans in the Bank’s consumer finance subsidiary, expansion of products and services offered by the Company’s insurance agencies, charge-offs, legal and regulatory limitations and compliance, junior subordinated debt securities and the effect of certain legal claims and pending lawsuits.
     We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, the following:
•	The rate of economic recovery in the areas affected by Hurricane Katrina;

•	The ability of the Company to increase noninterest revenue and expand noninterest revenue business;

•	Changes in general business or economic conditions or government fiscal and monetary policies;

•	Fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies;

•	The ability of the Company to maintain credit quality;

•	The ability of the Company to provide and market competitive products and services;

•	Changes in the Company’s operating or expansion strategy;

•	Geographic concentration of the Company’s assets and susceptibility to economic downturns in that area;

•	The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

•	Laws and regulations affecting financial institutions in general;

•	The ability of the Company to operate and integrate new technology;

•	The ability of the Company to manage its growth and effectively serve an expanding customer and market base;

•	The ability of the Company to attract, train and retain qualified personnel;

•	Changes in consumer preferences;

•	The ability of the Company to repurchase its common stock on favorable terms;

•	The ability of the Company to collect amounts due under loan agreements and attract deposits;

•	Legislation and court decisions related to the amount of damages recoverable in legal proceedings;

•	Possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	Other factors generally understood to affect the financial results of financial services companies.
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
     If interest rates rise, we may pay interest on our customers’ interest bearing deposits and our other liabilities at higher rates than the interest rates paid to us by our customers on outstanding loans that were made when interest rates were at a lower level. This situation would result in a negative interest rate spread with respect to those loans and cause an adverse effect on our earnings. This adverse effect would increase if interest rates continued to rise while we had outstanding loans payable at fixed interest rates that could not be adjusted to a higher interest rate.
Our allowance for credit losses may not be adequate to cover actual credit losses.
     We make various assumptions and judgments about the collectibility of our loan and lease portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual losses, which could have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income could decrease for any period in which we add additional amounts to our allowance for credit losses.
Hurricanes or other adverse weather events could negatively affect local economies where we maintain branch offices or cause disruption or damage to our branch office locations, which could have an adverse effect on our business or results of operations.
     We have operations in Mississippi, Alabama, Louisiana and Texas, which include areas susceptible to hurricanes or tropical storms. Such weather conditions can disrupt our operations, result in damage to our branch office locations or negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina devastated parts of the Mississippi Gulf Coast, causing substantial damage to residences and businesses in these areas, including 13 of our banking locations. We cannot predict whether or to what extent damage caused by future hurricanes or storms will affect our operations or the economies in our market areas, but such weather conditions could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of devastating hurricanes or storms.
Our operations are subject to extensive governmental regulation.
     BancorpSouth, Inc. is a financial holding company under the Bank Holding Company Act and BancorpSouth Bank is a Mississippi state banking corporation. Both are subject to extensive governmental regulation, legislation and control. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. We cannot predict whether, or the extent to which, the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.
We face risks in connection with completed or potential acquisitions.
     Historically, we have grown through the acquisition of other financial institutions as well as the development of de novo offices. If appropriate opportunities present themselves, we intend to pursue additional acquisitions in the future that we believe are strategic. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully or integrate such acquisitions with our current business.
     Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel and systems of acquired companies into our business, which may divert management’s attention from ongoing business operations. We cannot assure you that we will be successful in effectively integrating any acquisition into the operations of our business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.
     The success of our acquisitions is dependent on the continued employment of key employees. If acquired businesses do not meet projected revenue targets, or if certain key employees were to leave, we could conclude that the value of the businesses has decreased and that the related goodwill has been impaired. If we were to conclude that goodwill has been impaired, it would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.
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
     A significant element of our growth strategy is the acquisition of additional banks, bank holding companies, financial holding companies and insurance agencies in order to achieve greater economies of scale. We cannot assure you that the current level of growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy requires that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.
Diversification in types of financial services may adversely affect our financial performance.
     As part of our business strategy, we may further diversify our lines of business into areas that are not traditionally associated with the banking business. As a result, we would need to manage the development of new business lines in which we have not previously participated. Each new business line would require the investment of additional capital and the significant involvement of our senior management to develop and integrate the service subsidiaries with our traditional banking operations. We can offer no assurances that we will be able to develop and integrate new services without adversely affecting our financial performance.
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
     The banking business is extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Florida. We compete, and will continue to compete, with well-established banks, credit unions, insurance agencies and other financial institutions, some of which have significantly greater resources and lending limits. Some of our competitors provide certain services that we do not provide.
Anti-takeover provisions may discourage a change of our control.
     Our governing documents and certain agreements to which we are a party contain provisions which make a change-in-control difficult to accomplish, and may discourage a potential acquirer. These include a shareholder rights plan, or “poison pill,” a classified or “staggered” Board of Directors, change-in-control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for our common stock.
Securities that we issue, including our common stock, are not FDIC insured.
     Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Funds, any other governmental agency or instrumentality or any private insurer and are subject to investment risk, including the possible loss of principal
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     The physical properties of the Company are held by its subsidiaries as follows:
a.	BancorpSouth Bank — The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor, modern, glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 75% of the space, with the remainder leased to various unaffiliated tenants.

The Bank owns 231 of its 261 branch banking facilities. The remaining 30 branch banking facilities are occupied under leases with unexpired terms ranging from one to 13 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns four of the 13 offices it occupies. It leases nine offices that have unexpired terms varying in duration from one to nine years.
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
     During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Company’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of $40,000 plus interest of $25,000. The balance of the previously recorded liability related to this matter of approximately $2.0 million was credited against the Company’s second quarter’s income tax expense.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET FOR COMMON STOCK
     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2006	Fourth	$28.32	$24.61
	Third	28.60	26.03
	Second	27.25	23.60
	First	24.69	21.78

2005	Fourth	$23.53	$19.93
	Third	25.24	21.38
	Second	23.97	19.91
	First	24.45	20.29
HOLDERS OF RECORD
     As of February 23, 2007, there were 9,425 shareholders of record of the Company’s common stock.
DIVIDENDS
     The Company declared cash dividends each quarter in an aggregate annual amount of $0.79 per share during 2006 and $0.76 per share during 2005. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. Business – Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES
     The Company made the following purchases of its common stock during the three months ended December 31, 2006:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
October 1 - October 31	10,000	$25.29	10,000	2,254,500
November 1 - November 30	15,000	26.06	15,000	2,239,500
December 1 - December 31	—	—	—	2,239,500

Total	25,000

(1)	On April 27, 2005, the Company announced a stock repurchase program pursuant to which the Company may purchase up to three million shares of its common stock prior to April 30, 2007. During the three months ended December 31, 2006, the Company terminated no repurchase plans or programs and no such plans or programs expired.
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

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Earnings Summary:
Interest revenue	$681,891	$559,936	$497,629	$526,911	$590,418
Interest expense	296,092	204,379	163,837	175,805	218,892

Net interest revenue	385,799	355,557	333,792	351,106	371,526
Provision for credit losses	8,577	24,467	17,485	25,130	29,411

Net interest revenue, after provision for credit losses	377,222	331,090	316,307	325,976	342,115
Noninterest revenue	206,094	198,812	183,519	190,086	124,826
Noninterest expense	393,154	362,102	342,945	322,594	304,985

Income before income taxes	190,162	167,800	156,881	193,468	161,956
Income tax expense	64,968	52,601	46,261	62,334	49,938

Net income	$125,194	$115,199	$110,620	$131,134	$112,018

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Per Share Data:
Net income: Basic	$1.58	$1.47	$1.44	$1.69	$1.40
Diluted	1.57	1.47	1.43	1.68	1.39
Cash dividends	0.79	0.76	0.73	0.66	0.61
Book value	12.98	12.33	11.74	11.15	10.40

Balance Sheet — Year-End Balances:
Total assets	$12,040,521	$11,768,674	$10,848,193	$10,305,035	$10,189,247
Total securities	2,765,419	2,766,411	2,988,407	3,081,681	2,835,547
Loans, net of unearned income	7,871,471	7,365,555	6,836,698	6,233,067	6,389,385
Total deposits	9,710,578	9,607,258	9,059,091	8,599,128	8,548,918
Long-term debt	135,707	137,228	141,094	138,498	139,757
Total shareholders’ equity	1,026,585	977,166	916,428	868,906	807,823

Selected Ratios:
Return on average assets	1.06%	1.05%	1.05%	1.28%	1.13%
Return on average equity	12.52%	12.33%	12.67%	15.50%	13.81%
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The Company is a regional financial holding company with approximately $12.0 billion in assets headquartered in Tupelo, Mississippi. The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Florida. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
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
     The table below summarizes key indicators of the Company’s financial performance for the years ended December 31, 2006, 2005 and 2004.

(Dollars in thousands, except per share amounts)	2006	% Change	2005	% Change	2004
Net income	$125,194	8.7%	$115,199	4.1%	$110,620
Net income per share: Basic	$1.58	7.5	$1.47	2.1	$1.44
Diluted	$1.57	6.8	$1.47	2.8	$1.43
Return on average assets	1.06%	1.0	1.05%	—	1.05%
Return on average shareholders’ equity	12.52%	1.5	12.33%	(2.7)	12.67%
     The increase in the Company’s net income for 2006 when compared to 2005 was primarily attributable to the increase in its net interest revenue. The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. Net interest revenue for 2006 was $385.8 million, compared to $355.6 million for 2005 and $333.8 million for 2004. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. In 2006, the Company’s net interest revenue continued to be positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. Also positively impacting the Company’s net income was the decrease in the Company’s provision for credit losses in 2006 compared to 2005. During 2005, the company increased the provision by $7.6 million related to the expected impact of Hurricane Katrina on the Mississippi Gulf Coast region. Because the actual effect of Hurricane Katrina on the Company’s customers has been less than what was originally estimated in 2005, the Company reversed $5.9 million of the allowance for credit losses that was related to Hurricane Katrina during 2006.
     The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue for 2006 was $206.1 million, compared to $198.8 million for 2005 and $183.5 million in 2004. One of the primary contributors to noninterest revenue in 2006 was the increase in insurance commissions. Insurance commissions increased 15.1% in 2006 compared to 2005 after increasing 5.8% in 2005 compared to 2004 as a result of the increase in policies written in 2006, including substantial new business generated in the Mississippi Gulf Coast region, coupled with higher policy premiums. Noninterest revenue in 2006 was also positively impacted by the 22.7% increase in trust revenue primarily as a result of the Company’s change from recognizing trust income as collected to recognition of trust income on the accrual method. Noninterest revenue in 2005 was positively impacted by the $6.9 million gain from insurance proceeds relating to the effects of Hurricane Katrina. Both 2006 and 2005 noninterest revenue reflected decreases in mortgage lending as competitive pricing pressure, which is common in a rising mortgage interest rate environment, resulted in decreasing revenue. Service charges increased 7.6% in 2006 compared to 2005 as service charge revenue in 2005 was negatively impacted by the Company’s waiver of certain fees and service charges for people and businesses in the areas affected by Hurricane Katrina.
     Improved asset quality allowed net charge-offs to fall to 0.15% of average loans during 2006 from 0.23% of average loans in 2005 and 0.31% of average loans in 2004. Noninterest expense for 2006 was $393.2 million, an increase of 8.6% from $362.1 million for 2005, which was an increase of 5.6% from $342.9 million for 2004. The increases in noninterest expense primarily resulted from additional salaries and employee benefits associated with the acquisitions of three banks since late December 2004 and increased occupancy costs from opening new offices during 2006 and 2005 as the Company continued to reinvest by expanding its branch and ATM networks while systems and operational consolidation efforts continued. The Company completed the acquisition of American State Bank Corporation on December 1, 2005. Pursuant to the merger, American State Bank Corporation’s banking subsidiary, American State Bank, merged with and into the Bank. The Company completed the acquisitions of Premier Bancorp, Inc. and Business Holding Corporation on December 31, 2004. Pursuant to the mergers, the banking subsidiaries of these two bank holding companies, Premier Bank of Brentwood and The Business Bank of Baton Rouge, merged with and into the Bank. Noninterest expense in 2005 was also impacted by expenses related to the Company’s hurricane relief efforts and assistance for affected employees. Income tax expense was $65.0 million in 2006, $52.6 million in 2005 and $46.3 million in 2004. Income tax expense increased in 2006 primarily as a result of an increase in the provision for income taxes of $6.8 million due to a statutory limitation that prevents the Company from recovering excess income taxes paid in prior years. The major components of net income are discussed in more detail in the various sections that follow.
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
Allowance for Credit Losses
     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information. At December 31, 2006, the allowance for credit losses was $98.8 million, representing 1.26% of total loans and leases at year-end.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). Prior to the Company’s adoption of SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. As a result of the Company’s adoption of SFAS No. 156 on January 1, 2006, the Company carries MSRs at fair value with subsequent remeasurement of MSRs based on change in fair value. In determining the fair value of MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and the assumptions used by the independent third party to arrive at the estimate are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2006, the Company’s mortgage servicing asset was valued at $35.3 million.
Pension and Postretirement Benefits
     Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these estimates could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. We utilize the expertise of an independent third party to perform actuarial calculations related to the pension and other postretirement plans. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as require by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132R” which was adopted on December 31, 2006. The adoption of SFAS No. 158 had no material impact on the regulatory requirements for capital of the Company. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2006, 2005 and 2004. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. It is an assumption that reflects the rates available on long-term, high-quality, fixed-income debt instruments and is reset annually on the measurement date of each year. The Company used the same discount rate of 5.75% in 2006 and 2005 and used a discount rate of 6.00% in 2004.
RESULTS OF OPERATIONS
Net Interest Revenue
     Net interest revenue increased 8.5% to $385.8 million in 2006 from $355.6 million in 2005, which represented an increase of 6.5% from $333.8 million in 2004. The increase in net interest revenue for 2006 and 2005 is related to the combination of growth in loans during a rising interest rate environment and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. Net interest revenue is the difference between interest revenue earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.
     Interest revenue increased 21.6% to $692.0 million in 2006 from $569.1 million in 2005, which represented a increase of 12.3% from $507.0 million in 2004. The increase in interest revenue during 2006 was attributable to a 6.9% increase in average interest earning assets to $10.7 billion in 2006 and an increase in the yield of those assets of 78 basis points to 6.46% in 2006. The increase in interest revenue during 2005 was attributable to a 2.8% increase in average interest earning assets to $10.0 billion in 2005 and an increase in the yield of those assets of 48 basis points to 5.68% in 2005. While average interest earning assets increased 2.5% to $9.8 billion in 2004, this increase was more than offset by a decrease of 44 basis points in the yield of those assets to 5.20% in 2004, resulting in a decrease in interest revenue.
     Interest expense increased 44.9% to $296.1 million in 2006 from $204.4 million in 2005, which represented an increase of 24.7% from $163.8 million in 2004. The increase in interest expense during 2006 was attributable to a 6.4% increase in average interest bearing liabilities to $8.9 billion in 2006 and an increase in the average rate paid on those liabilities of 88 basis points to 3.32% in 2006. The increase in interest expense during 2005 was attributable to a 1.5% increase in average interest bearing liabilities to $8.4 billion in 2005 and an increase in the average rate paid on those liabilities of 46 basis points to 2.44% in 2005. While average interest bearing liabilities increased 2.1% to $8.3 billion in 2004, this increase was more than offset by a decrease of 19 basis points in the average rate paid on those liabilities to 1.98% in 2004, resulting in a decrease in interest expense.
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
     Net interest margin for 2006 was 3.70%, an increase of 6 basis points from 3.64% for 2005, which represented an increase of 12 basis points from 3.52% for 2004. Net interest rate spread for 2006 was 3.14%, a decrease of 10 basis points from 3.24% for 2005, which represented an increase of 2 basis points from 3.22% for 2004. The increase in net interest margin for 2006 was primarily a result of the larger percentage increase in the earning asset yield relative to the percentage increase in the average earning assets. The earning asset yield increase for 2006 was a result of favorable economic activity throughout most of the Bank’s markets, resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments. The decrease in the net interest rate spread for 2006 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.44% in 2005 to 3.32% in 2006, than the increase in the average rate earned on interest earning assets from 5.68% in 2005 to 6.46% in 2006. The increase in net interest margin and net interest rate spread in 2005 was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.20% in 2004 to 5.68% in 2005, than the increase in the average rate paid on interest bearing liabilities, from 1.98% in 2004 to 2.44% in 2005. The earning asset yield increase for 2005 was a result of the favorable economic activity throughout most of the Bank’s markets, driving increased interest rates as well as stronger loan demand. The Company has also maintained a conservative stance in the average maturity of its investment assets mitigating the Company’s liability-sensitivity as interest rates have increased. The decrease in net interest margin and net interest rate spread in 2004 was primarily because of the larger decline in the earning asset yield relative to the decline in funding cost.
     The Company experienced growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2006. Average interest earning assets increased 6.9% during 2006, 2.8% during 2005 and 2.5% during 2004. The asset growth was paced by increases in the Company’s securities portfolios as economic conditions and competition limited loan growth during 2004, with loan growth improving during 2005 and 2006. Average interest bearing liabilities increased 6.4% during 2006, 1.5% during 2005 and 2.1% during 2004 because of increases in the Company’s deposits and short-term borrowings.
     The table below presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2006. Each of the measures is reported on a fully-taxable equivalent basis.

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
(Taxable equivalent basis)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$7,579,935	$556,320	7.34%	$7,026,009	$453,094	6.45%	$6,387,656	$376,145	5.89%
Loans held for sale	67,196	4,353	6.48%	72,291	3,195	4.42%	63,405	2,401	3.79%
Held-to-maturity securities:
Taxable	1,517,430	63,010	4.15%	1,100,432	38,839	3.53%	1,213,525	45,735	3.77%
Non-taxable (3)	183,986	12,297	6.68%	143,679	10,027	6.98%	146,103	10,466	7.16%
Available-for-sale securities:
Taxable	1,135,506	42,352	3.73%	1,412,600	49,319	3.49%	1,665,605	60,192	3.61%
Non-taxable (4)	106,635	7,729	7.25%	129,519	9,307	7.19%	152,018	10,162	6.69%
Federal funds sold, securities purchased under agreement to resell and short-term investments	121,639	5,895	4.85%	139,444	5,294	3.80%	122,236	1,849	1.51%

Total interest earning assets and revenue	10,712,327	691,956	6.46%	10,023,974	569,075	5.68%	9,750,548	506,950	5.20%
Other assets	1,184,643			1,040,527			895,873
Less: allowance for credit losses	(98,817)			(95,627)			(91,288)

Total	$11,798,153			$10,968,874			$10,555,133

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand — interest bearing	$2,886,030	$60,145	2.08%	$2,849,199	$38,947	1.37%	$2,673,026	$24,193	0.91%
Savings	744,106	7,987	1.07%	738,555	5,967	0.81%	782,031	5,659	0.72%
Other time	4,211,371	172,368	4.09%	3,998,864	126,183	3.16%	4,063,173	109,282	2.69%
Federal funds purchased, securities sold under agreement to repurchase and short-term FHLB borrowings	807,860	35,835	4.44%	526,274	14,080	2.68%	479,129	6,003	1.25%
Junior subordinated debt securities	144,847	11,791	8.14%	138,714	11,142	8.03%	128,866	10,503	8.15%
Long-term FHLB borrowings	136,411	7,966	5.84%	137,902	8,060	5.84%	137,354	8,197	5.97%

Total interest bearing liabilities and expense	8,930,625	296,092	3.32%	8,389,508	204,379	2.44%	8,263,579	163,837	1.98%
Demand deposits - noninterest bearing	1,712,934			1,523,793			1,298,290
Other liabilities	154,262			121,010			120,000

Total liabilities	10,797,821			10,034,311			9,681,869
Shareholders’ equity	1,000,332			934,563			873,264

Total	$11,798,153			$10,968,874			$10,555,133

Net interest revenue		$395,864			$364,696			$343,113

Net interest margin			3.70%			3.64%			3.52%
Net interest rate spread			3.14%			3.24%			3.22%
Interest bearing liabilities to interest earning assets			83.37%			83.69%			84.75%

(1)	Includes taxable equivalent adjustment to interest of $3,055,000, $2,372,000 and $2,112,000 in 2006, 2005 and 2004, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of $4,304,000, $3,509,000 and $3,662,000 in 2006, 2005 and 2004, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustment to interest of $2,706,000, $3,258,000 and $3,557,000 in 2006, 2005 and 2004, respectively, using an effective tax rate of 35%.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table below presents an analysis of rate and volume change in net interest revenue from 2005 to 2006 and from 2004 to 2005. Changes that are not solely a result of volume or rate have been allocated to volume.

	2006 over 2005 - Increase (Decrease)			2005 over 2004 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$40,655	$62,571	$103,226	$41,166	$35,783	$76,949
Loans held for sale	(330)	1,488	1,158	393	401	794
Held-to-maturity securities:
Taxable	17,315	6,856	24,171	(3,992)	(2,904)	(6,896)
Non-taxable	2,694	(424)	2,270	(169)	(270)	(439)
Available-for-sale securities:
Taxable	(10,335)	3,368	(6,967)	(8,833)	(2,040)	(10,873)
Non-taxable	(1,659)	81	(1,578)	(1,602)	747	(855)
Federal funds sold, securities purchased under agreement to resell and short-term investments	(863)	1,464	601	653	2,792	3,445

Total	47,477	75,404	122,881	27,616	34,509	62,125

INTEREST EXPENSE
Demand — interest bearing	768	20,430	21,198	2,408	12,346	14,754
Savings	60	1,960	2,020	(351)	659	308
Other time	8,698	37,487	46,185	(2,029)	18,930	16,901
Federal funds purchased, securities sold under agreement to repurchase and short-term FHLB borrowings	12,491	9,264	21,755	1,261	6,816	8,077
Junior subordinated debt securities	500	149	649	792	(153)	639
Long-term FHLB borrowings	(87)	(7)	(94)	32	(169)	(137)

Total	22,430	69,283	91,713	2,113	38,429	40,542

Total increase (decrease)	$25,047	$6,121	$31,168	$25,503	$(3,920)	$21,583

Interest Rate Sensitivity
     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2006:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
		(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$7,418	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	145,957	—	—	—
Held-to-maturity securities	62,008	135,706	1,141,748	383,958
Available-for-sale and trading securities	64,750	266,427	319,507	391,315
Loans, net of unearned discount	4,123,168	1,447,984	2,161,652	138,667
Loans held for sale	89,323	—	—	—

Total interest earning assets	4,492,624	1,850,117	3,622,907	913,940

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits and savings	3,571,882	—	—	—
Other time deposits	1,211,052	2,049,097	1,060,478	846
Federal funds purchased and securities sold under agreement to repurchase and short-term FHLB borrowings	872,438	—	—	—
Long-term FHLB borrowings and junior subordinated debt securities	558	1,728	56,921	221,347
Other	12	87	168	68

Total interest bearing liabilities	5,655,942	2,050,912	1,117,567	222,261

Interest rate sensitivity gap	$(1,163,318)	$(200,795)	$2,505,340	$691,679

Cumulative interest sensitivity gap	$(1,163,318)	$(1,364,113)	$1,141,227	$1,832,906

     In the event interest rates decline after 2006, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period, as the cost of funds will decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in the event interest rates increase after 2006, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at December 31, 2006 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.
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
     The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at December 31, 2006, 2005 and 2004 and net charge-offs and net charge-offs as a percentage of average loans and leases for those years are shown in the following table:

	December 31
	2006	2005	2004
	(Dollars in thousands)
Provision for credit losses	$8,577	$24,467	$17,485
Allowance for credit losses as a percentage of loans and leases outstanding	1.26%	1.38%	1.34%
Net charge-offs	$11,243	$15,876	$19,553
Net charge-offs as a percentage of average loans and leases	0.15%	0.23%	0.31%
     The decrease in the provision for credit losses in 2006 compared to 2005 and the increase in the provision for credit losses in 2005 compared to 2004 is largely due to the special provision for credit losses of $7.6 million recorded in 2005 related to the expected impact of Hurricane Katrina on the Mississippi Gulf Coast region. If you exclude this special provision in 2005, the provision for credit losses decreased 3.3% in 2005 when compared to 2004. During 2006, the Company recorded a $5.9 million reduction in the provision for credit losses as contacts with customers in the hurricane-impacted area were re-established and losses related to loans in such area were determined not to be a great as originally anticipated immediately following the hurricane. If you exclude the reduction in the provision of $5.9 million due to Hurricane Katrina from 2006 and the special provision for Hurricane Katrina of $7.6 million from 2005, the provision for credit losses decreased 14.2% in 2006 compared to 2005. These decreases in the Company’s provision for credit losses, excluding the impact of the special provision for Hurricane Katrina, reflect the continued improvement in the credit quality of our loan portfolio as does the decreased level of net charge-offs in 2006, 2005 and 2004. Net charge-offs in 2006 included $1.4 million in life insurance proceeds from a policy assigned to the Company to secure a loan that was previously charged-off.
     Non-performing assets include non-accrual loans and leases, loans and leases more than 90 days past due, restructured loans and leases and foreclosed real estate. These assets serve as one indication of the quality of the Bank’s loan and lease portfolio. Non-performing assets totaled $33.9 million at December 31, 2006, compared to $44.7 million at December 31, 2005 and $48.7 million at December 31, 2004. The level of the Bank’s non-performing assets in 2006, 2005 and 2004 reflects the improvement in the credit quality of the Bank’s loans at December 31, 2006, 2005 and 2004, respectively. For more information on nonperforming assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition – Loans and Leases.”
Noninterest Revenue
     The components of noninterest revenue for the years ended December 31, 2006, 2005 and 2004 and the percentage change between years are shown in the following table:

	2006		2005		2004
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$6,117	(36.1)%	$9,573	(17.4)%	$11,593
Service charges	67,636	7.6	62,849	1.6	61,873
Trust income	10,388	22.7	8,466	10.0	7,698
Securities (losses) gains, net	40	(91.5)	472	171.4	(661)
Insurance commissions	68,587	15.1	59,598	5.8	56,338
Other	53,326	(7.8)	57,854	23.9	46,678

Total noninterest revenue	$206,094	3.7%	$198,812	8.3%	$183,519

     The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company adopted SFAS No. 156 on January 1, 2006, and, as a result, records MSRs at fair value. Prior to the Company’s adoption of SFAS No. 156, MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan was sold. For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Mortgage Servicing Rights” of this report.
     Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $614.9 million, $588.6 million and $575.9 million produced origination revenue of $4.1 million, $4.8 million and $7.1 million for 2006, 2005 and 2004, respectively. While origination volume increased slightly over the past three years, competitive pricing pressure, which is common in a rising mortgage interest rate environment, resulted in decreasing revenue during the same time periods.
     Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $9.1 million, $9.2 million and $9.6 million for 2006, 2005 and 2004, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. The decline in fair value on MSRs was $7.1 million, $4.5 million and $5.0 million for 2006, 2005 and 2004, respectively.
     The following table presents the Company’s mortgage lending operations for 2006, 2005 and 2004:

	2006		2005		2004
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Origination revenue	$4,105	(14.5)%	$4,803	(31.4)%	$7,053

Servicing:
Servicing revenue	9,088	(1.6)	9,237	(3.3)	9,555
Decline in fair value	(7,076)	(58.4)	(4,467)	12.2	(5,015)

Total	2,012	(57.8)	4,770	5.1	4,540

Mortgage revenue	$6,117	(36.1)	$9,573	(17.4)	$11,593

	(Dollars in millions)
Origination volume	$615	4.6	$588	2.1	$576

Mortgage loans serviced at year-end	$2,788	0.9	$2,763	(0.4)	$2,775

     Service charges on deposit accounts increased in 2006 when compared to 2005 because of higher volumes of items processed and growth in the number of deposit accounts. Although total deposits increased in 2005, service charges on deposit accounts remained relatively stable in 2005 when compared to 2004 as a result of a growth in accounts without the service charge feature combined with the Company’s waiver of certain fees and service charges for people and businesses in the areas affected by Hurricane Katrina.
     Trust income increased 22.7% in 2006 compared to 2005 primarily as a result of the Company’s change from recognizing trust income as collected to recognition of trust income on the accrual method. This change resulted in a positive adjustment to trust income in 2006 of approximately $900,000. Trust income increased 10.0% in 2005 and 6.7% in 2004 primarily as a result of increases in the value of assets under care (either managed or in custody).
     Net securities gains of $40,000 and $472,000 were recorded in 2006 and 2005, respectively, while net securities losses of $661,000 were recorded in 2004. These amounts reflected the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-marturiy portfolio. The security losses in 2004 included a $1.5 million other-than-temporary impairment charge for certain investments in Fannie Mae and Freddie Mac preferred stock.
     The increase in insurance commissions from 2005 to 2006 is primarily a result of the increase in policies written in 2006, including substantial new business generated in the Mississippi Gulf Coast region, coupled with higher policy premiums. The increase in insurance commissions in 2005 was primarily a result of the increase in policies written and the addition of experienced producers during 2005. Revenue from insurance commissions increased in 2004 as a result of the acquisition of two insurance agencies during 2003. The Company plans to continue to expand the products and services offered by its insurance agencies.
     While other noninterest revenue for 2006 included a gain of $732,000 from the redemption of Class B shares of MasterCard common stock held by the Company, other noninterest revenue decreased when compared to 2005 as the Company recorded a $6.9 million gain from insurance proceeds relating to the hurricane during the last quarter of 2005. This $6.9 million gain is primarily the result of insurance proceeds exceeding the Company’s write-off of damage to its premises and equipment as a result of the hurricane. Other noninterest revenue in 2005 also included a $765,000 gain related to the sale of certain insurance agency accounts, an $831,000 gain on the sale of a branch bank and a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network in which the Company continues to participate and retain access. The increase in other noninterest revenue in 2004 was primarily attributable to fees generated from brokerage activities as well as increased customer account analysis charges and debit card net interchange fees. Other noninterest revenue included gains of $2.9 million, $3.1 million and $2.9 million in 2006, 2005 and 2004, respectively, from the sales of student loans originated by the Company. Other noninterest revenue in 2004 also included $3.15 million in insurance proceeds as partial reimbursement for prior litigation settlements and related costs and expenses.
Noninterest Expense
     The components of noninterest expense for the years ended December 31, 2006, 2005 and 2004 and the percentage change between years are shown in the following table:

	2006		2005		2004
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$234,580	10.7%	$211,950	6.7%	$198,692
Occupancy, net	31,972	17.8	27,137	8.8	24,953
Equipment	23,422	5.6	22,179	1.7	21,815
Other	103,180	2.3	100,836	3.4	97,485

Total noninterest expense	$393,154	8.6%	$362,102	5.6%	$342,945

     Salaries and employee benefits expense for 2006, 2005 and 2004 increased as a result of increases in incentive payments (especially commission-based), salary increases, increases in the cost of employee heath care benefits, compensation costs associated with the acquisition of Premier Bancorp, Inc. and Business Holding Corporation on December 31, 2004 and of American State Bank Corporation on December 1, 2005, and the hiring of employees to staff the banking and insurance locations added during those years. Assistance given to employees located in areas affected by Hurricane Katrina also increased the salaries and employee benefits expense for 2005. Pension plan costs, a component of salaries and employee benefits expense, increased to $8.7 million in 2006 after increasing to $7.1 million in 2005 compared to $6.5 million in 2004. Occupancy expense increased in 2006, 2005 and 2004 principally as a result of additional branch offices, additional bank buildings and the bank acquisitions previously discussed. Equipment expense increased when comparing 2006 to 2005 because of increased depreciation related to the equipment replacement purchases made during the last four months of 2005 as a result of the damage caused by Hurricane Katrina, coupled with increases in various maintenance contracts. Equipment expense remained relatively static when comparing 2005 to 2004 as a result of the Company’s continuing focus on controlling expenses.
Income Taxes
     Income tax expense was $65.0 million in 2006, $52.6 million in 2005 and $46.3 million in 2004. Income tax expense increased in 2006 primarily as a result of an increase in the provision for income taxes of $6.8 million due to a statutory limitation that prevents the Company from recovering excess income taxes paid in prior years. This increase was partially offset by the reversal of a previously recorded tax contingency of approximately $2.0 million related to a tax assessment resulting from an audit performed by the State Tax Commission of the State of Mississippi for tax years 1998 through 2001. The issues related to the audit were resolved in June 2006. With the previously recorded contingency no longer deemed necessary, that amount was credited against the 2006 income tax expense. The remaining increase in 2006 income tax expense was a result of the 13.3% increase in pre-tax income. Income tax expense for 2005 and 2004 fluctuated based on pre-tax income. The effective tax rate for 2006 was 34.2% compared to 31.3% for 2005 and 29.5% for 2004. The increase in the effective tax rate in 2006 is primarily a result of the increase of $6.8 million previously mentioned. The increase in the effective tax rate in 2005 compared to 2004 was the result of the reversal of a previously recorded tax contingency of approximately $1.5 million and the receipt of approximately $550,000 in state tax refunds during 2004. The previously recorded tax contingency was determined to be no longer necessary. The state tax refund resulted from the filing of an amended return. Details of the deferred tax assets and liabilities are included in Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report. Further information about the resolution of the Mississippi tax audit are included in Note 22 to the Company’s Consolidated Financial Statements included elsewhere in this Report.
FINANCIAL CONDITION
Loans and Leases
     The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 70.8% of average earning assets during 2006. The following table indicates the average loans and leases, year-end balances of the loan and lease portfolio and the percentage increases for the years presented:

	2006		2005		2004
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Loans and leases, net of unearned — average	$7,580	7.9%	$7,026	10.0%	$6,388
Loans and leases, net of unearned — year-end	7,871	6.9	7,366	7.7	6,837
     Average loans increased 7.9% in 2006 compared to 2005. Loans outstanding at December 31, 2006 increased 6.9% compared to December 31, 2005. Average loans increased 10.0% in 2005 compared to 2004. Loans outstanding at December 31, 2005 increased 7.7% compared to December 31, 2004 with 3.8% of the increase related to the acquisition of American State Bank Corporation on December 1, 2005.
     Quality, as opposed to growth, is stressed in the Company’s lending policy. The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2006	2005	2004
	(Dollars in thousands)
Foreclosed properties	$10,463	$15,947	$14,741
Non-accrual loans	6,603	8,816	12,335
Loans 90 days or more past due, still accruing	15,282	17,744	19,554
Restructured loans	1,571	2,239	2,107

Total non-performing assets	$33,919	$44,746	$48,737

Total non-performing assets as a percentage of net loans	0.43%	0.61%	0.71%

     The level of the Company’s non-performing assets in 2006, 2005 and 2004 reflected a general improvement in the overall economy of the region serviced by the Company. Because the Company is primarily a secured lender, management does not anticipate a significant rise in charge-offs. The Company has not, as a matter of policy, made or participated in any loans or investments relating to extraordinary corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2006, 2005 and 2004, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.
     Included in non-performing assets discussed above were loans the Company considered impaired totaling $10.1 million, $13.5 million and $11.5 million at December 31, 2006, 2005 and 2004, respectively.
Securities and Other Earning Assets
     The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $281.5 million at December 31, 2006, compared to $284.3 million at the end of 2005. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
     At December 31, 2006, the Company’s available-for-sale securities totaled $1.0 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2006, the Company held no securities whose decline in fair value was considered other than temporary.
     Net unrealized losses on investment securities as of December 31, 2006 totaled $23.9 million. Net unrealized losses on held-to-maturity securities comprised $11.7 million of that total, while net unrealized losses on available-for-sale securities were $12.2 million. Net unrealized gains on investment securities as of December 31, 2005 totaled $42.5 million. Of that total, $20.1 million was attributable to held-to-maturity securities and $22.4 million was attributable to available-for-sale securities.
Deposits
     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits for the years presented.
     The following table presents the Company’s average deposit mix and percentage change for the years indicated:

	2006		2005		2004
	Average	%	Average	%	Average
	Balance	Change	Balance	Change	Balance
	(Dollars in millions)
Interest bearing deposits	$7,841	3.4%	$7,587	0.9%	$7,518
Noninterest bearing deposits	1,713	12.4	1,524	17.4	1,298

Total average deposits	$9,554	4.9	$9,111	3.4	$8,816

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
     To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides liquidity to fund term loans with borrowings of matched or longer maturities. At December 31, 2006, the Company had long-term advances from the FHLB totaling approximately $136 million, bearing interest rates from 3.02% to 7.19%. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $2.5 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2006.
     The Company had informal federal funds borrowing arrangements aggregating approximately $460 million at December 31, 2006. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio. If these traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any short- or long-term changes to its liquidity strategies.
Off-Balance Sheet Arrangements
     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2006, commitments to extend credit included approximately $132 million for letters of credit and approximately $2.1 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of approximately $20.5 million at December 31, 2006, with a carrying value and fair value reflecting a loss of approximately $84,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2006, the Company had $47.7 million in such commitments to sell, with a carrying value and fair value reflecting a gain of approximately $86,000. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital
     The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, were 12.34% and 13.55%, respectively, at December 31, 2006, compared to 12.85% and 14.11%, respectively, at December 31, 2005. Both ratios exceeded the required minimum levels of 4% and 8%, respectively, for each period. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.73% at December 31, 2006 and 8.65% at December 31, 2005, compared to the required minimum Tier I leverage capital ratio of 4%.
     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category as of December 31, 2006 as its Tier I capital, total capital and leverage capital ratios were 11.98%, 13.19% and 8.46%, respectively.
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
Uses of Capital
     The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger with American State Bank Corporation was completed on December 1, 2005 and the mergers with Premier Bancorp, Inc. and Business Holding Corporation were completed on December 31, 2004. The consideration in each transaction was a combination of shares of the Company’s common stock and cash (see Note 2 to the Company’s Consolidated Financial Statements included elsewhere in this Report). The consideration for the merger with City Bancorp that is expected to be completed during the first quarter of 2007 is anticipated to be a combination of shares of the Company’s common stock and cash (see Note 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report).
     On April 27, 2005, the Company announced a new stock repurchase program pursuant to which the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2005 and April 30, 2007. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2006, 760,500 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the term of the program.
     From January 1, 2001 through December 31, 2006, the Company had repurchased approximately 11.3 million shares of its common stock under various approved repurchase programs.
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
     The Company assumed $9.3 million in Junior Subordinated Debt Securities and the related $9.0 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation and assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation (see Notes 2 and 11 to the Company’s Consolidated Financial Statements included elsewhere in this Report). The aggregate $15.5 million in trust preferred securities qualifies as Tier I capital under Federal Reserve guidelines.
Contractual Obligations
     The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 22 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2006:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual obligations:
Deposit maturities	$9,710,578	$8,649,254	$865,207	$195,272	$845
Junior subordinated debt	144,847	—	—	—	144,847
Long-term FHLB borrowings	135,707	—	56,321	2,886	76,500
Other borrowings	200,393	200,149	127	36	81
Operating lease obligations	17,762	5,234	7,373	3,043	2,112
Purchase obligations	26,342	15,143	9,399	1,800	—

Total contractual obligations	$10,235,629	$8,869,780	$938,427	$203,037	$224,385

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
Income Tax Contingencies
     During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Company’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of $40,000 plus interest of

$25,000. The balance of the previously recorded liability related to this matter of approximately $2.0 million was credited against the Company’s second quarter’s income tax expense.
Recent Pronouncements
     In December 2004, SFAS No. 123, “Share-Based Payment,” was revised by SFAS No. 123R. SFAS No. 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued and is to be recognized over the period that an employee is required to provide services in exchange for the award. SFAS 123R was effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins on or after June 15, 2005 (i.e., January 1, 2006 for the Company). The adoption of SFAS No. 123R had no material impact on the financial position or results of operations of the Company. As described in Note 15, Stock Incentive and Stock Option Plans, the Company accelerated the vesting of its “out-of-the-money” unvested options to reduce the recognition of compensation costs in 2006, 2007 and 2008 for previously granted unvested awards. As a result of the adoption of Statement 123R, the Company recognized compensation costs for previously granted unvested awards of approximately $26,000 in 2006.
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations”. FIN 47 requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted by the Company effective December 31, 2005. The adoption of FIN 47 has had no material impact on the financial position or results of operations of the Company.
     In March 2006, SFAS No. 156 was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 was adopted by the Company effective January 1, 2006 with the Company electing to measure its servicing rights at fair value at each reporting date. The adoption of SFAS No. 156 has had no material impact on the Company’s financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the financial position and results of operations of the Company, however, the Company does not anticipate that the adoption of FIN 48 will have a material impact on the financial position and results of operations of the Company.
     In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B-40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitied interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG B40 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Due to the guidance of DIG B40, the adoption of SFAS No. 155 is expected to have no material impact on the financial position or results of operations of the Company.
     In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.
     In September 2006, SFAS No. 158 was issued. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 recognition and disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 measurement requirements are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 had no material impact on the financial position, results of operations or regulatory requirements for capital of the Company.
     In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying a misstatement material in light of relevant quantitative and qualitative factors. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The application of SAB 108 has had no material impact on the financial position or results of operations of the Company.
     In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position of the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     MSRs are sensitive to changes in interest rates. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments.
     The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgement concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans and leases	$2,524,793	$977,267	$644,805	$328,257	$211,322	$138,667	$4,825,111	$4,771,647
Average interest rate	7.66%	6.77%	6.84%	7.21%	7.03%	6.71%	7.28%
Variable interest rate loans and leases	$3,135,682	—	—	—	—	—	$3,135,682	$3,120,591
Average interest rate	7.65%	—	—	—	—	—	7.65%
Fixed interest rate securities	$535,097	$543,440	$381,535	$307,630	$227,550	$770,167	$2,765,419	$2,753,750
Average interest rate	4.81%	4.07%	4.40%	4.84%	4.88%	4.74%	4.60%
Other interest bearing assets	$153,375	—	—	—	—	—	$153,375	$153,375
Average interest rate	5.59%	—	—	—	—	—	5.59%

Mortgage servicing rights (1)	—	—	—	—	—	—	$35,286	$35,286

Rate-sensitive liabilities:
Savings and interest bearing checking	$3,571,882	—	—	—	—	—	$3,571,882	$3,571,882
Average interest rate	2.12%	—	—	—	—	—	2.12%
Fixed interest rate time deposits	$3,260,149	$608,502	$256,705	$104,382	$90,890	$845	$4,321,473	$4,327,594
Average interest rate	4.65%	4.28%	4.34%	4.40%	4.84%	4.80%	4.58%
Fixed interest rate borrowings	$2,385	$52,478	$2,227	$2,212	$172	$221,415	$280,889	$283,838
Average interest rate	6.57%	5.83%	3.79%	3.88%	7.00%	7.35%	7.00%
Variable interest rate borrowings	$872,438	—	—	—	—	—	$872,438	$872,438
Average interest rate	4.80%	—	—	—	—	—	4.80%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$34,535	—	—	—	—	—	$34,535	$34,535
Average interest rate	6.13%	—	—	—	—	—	6.13%
Forward contracts to sell individual fixed rate mortgage loans	$66,772	—	—	—	—	—	$66,772	$66,772
Average interest rate	5.99%	—	—	—	—	—	5.99%

(1)	Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.
     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. Business – Selected Statistical Information – Investment Portfolio,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SELECTED QUARTERLY FINANCIAL DATA
Summary of Quarterly Results

	Quarter Ended
	March 31	June 30	Sept. 30(1)	Dec. 31
			(as restated)
	(In thousands, except per share amounts)
2006
Interest revenue	$159,902	$167,382	$175,238	$179,369
Net interest revenue	95,929	97,221	96,398	96,251
Provision for credit losses	(3,860)	3,586	2,526	6,325
Income before income taxes	56,551	48,891	44,445	40,275
Income tax expense	18,806	13,392	20,568	12,202
Net income	37,745	35,499	23,877	28,073
Earnings per share: Basic	0.48	0.45	0.30	0.35
Diluted	0.47	0.45	0.30	0.35
Dividends per share	0.19	0.20	0.20	0.20
2005
Interest revenue	$132,111	$136,046	$141,782	$149,997
Net interest revenue	87,129	87,717	88,441	92,270
Provision for credit losses	4,787	2,980	14,725	1,975
Income before income taxes	46,573	37,184	32,366	51,677
Income tax expense	14,829	11,394	9,507	16,871
Net income	31,744	25,790	22,859	34,806
Earnings per share: Basic	0.41	0.33	0.29	0.44
Diluted	0.40	0.33	0.29	0.44
Dividends per share	0.19	0.19	0.19	0.19
(1) Quarterly information for the third quarter of 2006 has been restated. The Company determined that it had overpaid income taxes in prior years and that approximately $6.75 million of the income taxes paid was not recoverable because the statute of limitations relating to the amendment of certain prior year tax returns lapsed during the third quarter of 2006. The effect of the restatement was an increase in income tax expense of $6.75 million, which resulted in a decrease in net income after taxes of $6.75 million. The following table summarizes the effect of the restatement adjustment on the statement of income for the three months ended September 30, 2006:

	Three months ended		Three months ended
	September 30,		September 30,
	2006	Adjustments	2006
	(as reported)		(as restated)
Net interest revenue	$96,398	$—	$96,398
Provision for credit losses	2,526	—	2,526
Noninterest revenue	49,234	—	49,234
Noninterest expense	98,661	—	98,661

Income before income taxes	44,445	—	44,445
Income tax expense	13,818	6,750	20,568

Net income	$30,627	$(6,750)	23,877

Earnings per share: Basic	$0.39	$(0.09)	$0.30

Diluted	$0.38	$(0.08)	$0.30

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.
     The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page 45 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
BancorpSouth, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that BancorpSouth, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that BancorpSouth, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Memphis, Tennessee
February 27, 2007

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
BancorpSouth, Inc.:
     We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes 1 and 15 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
     As discussed in Notes 1 and 19 to the consolidated financial statements, effective January 1, 2006, the Company adopted the recognition and disclosure provisions for separately recognized servicing assets and liabilities as required by Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets.
     As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
February 27, 2007

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31
	2006	2005
	(In thousands)
Assets
Cash and due from banks	$444,033	$461,659
Interest bearing deposits with other banks	7,418	6,809
Held-to-maturity securities (fair value of $1,711,751 and $1,392,417, respectively)	1,723,420	1,412,529
Available-for-sale securities (amortized cost of $1,054,200 and $1,376,310, respectively)	1,041,999	1,353,882
Federal funds sold and securities purchased under agreement to resell	145,957	409,531
Loans and leases	7,917,523	7,401,212
Less: Unearned income	46,052	35,657
Allowance for credit losses	98,834	101,500

Net loans and leases	7,772,637	7,264,055
Loans held for sale	89,323	74,271
Premises and equipment, net	287,215	261,172
Accrued interest receivable	89,090	78,730
Goodwill	143,718	138,754
Other assets	295,711	307,282

Total Assets	$12,040,521	$11,768,674

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,817,223	$1,798,892
Interest bearing	2,856,295	2,965,057
Savings	715,587	729,279
Other time	4,321,473	4,114,030

Total deposits	9,710,578	9,607,258
Federal funds purchased and securities sold under agreement to repurchase	672,438	748,139
Short-term Federal Home Loan Bank borrowings	200,000	2,000
Accrued interest payable	36,270	24,435
Junior subordinated debt securities	144,847	144,847
Long-term Federal Home Loan Bank borrowings	135,707	137,228
Other liabilities	114,096	127,601

Total Liabilities	11,013,936	10,791,508

Shareholders’ Equity
Common stock, $2.50 par value Authorized - 500,000,000 shares; Issued - 79,109,573 and 79,237,345 shares, respectively	197,774	198,093
Capital surplus	113,721	108,961
Accumulated other comprehensive loss	(24,742)	(16,233)
Retained earnings	739,832	686,345

Total Shareholders’ Equity	1,026,585	977,166

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$12,040,521	$11,768,674

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per share amounts)
Interest Revenue
Loans and leases	$553,265	$450,722	$374,033
Deposits with other banks	829	593	653
Federal funds sold and securities purchased under agreement to resell	5,066	4,701	1,195
Held-to-maturity securities:
Taxable	63,010	38,839	45,734
Tax-exempt	7,993	6,518	6,804
Available-for-sale securities:
Taxable	42,351	49,319	60,204
Tax-exempt	5,024	6,049	6,605
Loans held for sale	4,353	3,195	2,401

Total interest revenue	681,891	559,936	497,629

Interest Expense
Interest bearing demand	60,145	38,947	24,193
Savings	7,987	5,967	5,659
Other time	172,368	126,183	109,281
Federal funds purchased and securities sold under agreement to repurchase	29,889	13,339	5,226
Other	25,703	19,943	19,478

Total interest expense	296,092	204,379	163,837

Net interest revenue	385,799	355,557	333,792
Provision for credit losses	8,577	24,467	17,485

Net interest revenue, after provision for credit losses	377,222	331,090	316,307

Noninterest Revenue
Mortgage lending	6,117	9,573	11,593
Service charges	67,636	62,849	61,873
Trust income	10,388	8,466	7,698
Securities gains (losses), net	40	472	(661)
Insurance commissions	68,587	59,598	56,338
Other	53,326	57,854	46,678

Total noninterest revenue	206,094	198,812	183,519

Noninterest Expense
Salaries and employee benefits	234,580	211,950	198,692
Occupancy, net of rental income	31,972	27,137	24,953
Equipment	23,422	22,179	21,815
Other	103,180	100,836	97,485

Total noninterest expense	393,154	362,102	342,945

Income before income taxes	190,162	167,800	156,881
Income tax expense	64,968	52,601	46,261

Net Income	$125,194	$115,199	$110,620

Net Income Per Share: Basic	$1.58	$1.47	$1.44

Diluted	$1.57	$1.47	$1.43

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)

Balance, December 31, 2003	77,926,645	$194,817	$43,344	$14,298	$616,447	$868,906
Net income	—	—	—	—	110,620	110,620
Change in fair value of available-for-sale securities, net of tax effect of ($8,541)	—	—	—	(14,001)	—	(14,001)
Minimum pension liability, net of tax effect of ($681)	—	—	—	(1,099)	—	(1,099)

Comprehensive income	—	—	—	—	—	95,520
Business combinations	1,432,869	3,582	33,178	—	—	36,760
Other shares issued	297,635	744	4,759	—	(88)	5,415
Recognition of stock compensation	—	—	—	—	656	656
Purchase of stock	(1,619,271)	(4,048)	(159)	—	(30,504)	(34,711)
Cash dividends declared, $0.73 per share	—	—	—	—	(56,118)	(56,118)

Balance, December 31, 2004	78,037,878	195,095	81,122	(802)	641,013	916,428
Net income	—	—	—	—	115,199	115,199
Change in fair value of available-for-sale securities, net of tax effect of ($8,969)	—	—	—	(14,454)	—	(14,454)
Minimum pension liability, net of tax effect of ($605)	—	—	—	(977)	—	(977)

Comprehensive income	—	—	—	—	—	99,768
Business combinations	1,127,544	2,818	22,472	—	—	25,290
Other shares issued	619,181	1,548	5,527	—	(86)	6,989
Recognition of stock compensation	—	—	—	—	337	337
Purchase of stock	(547,258)	(1,368)	(160)	—	(10,410)	(11,938)
Cash dividends declared, $0.76 per share	—	—	—	—	(59,708)	(59,708)

Balance, December 31, 2005	79,237,345	198,093	108,961	(16,233)	686,345	977,166
Net income	—	—	—	—	125,194	125,194
Change in fair value of available-for-sale securities, net of tax effect of $3,909	—	—	—	6,318	—	6,318
Minimum pension liability, net of tax effect of ($188)	—	—	—	302	—	302

Comprehensive income	—	—	—	—	—	131,814
Exercise of stock options	297,891	745	3,748	—	—	4,493
Income tax benefit from exercise of stock options	—	—	1,015	—	—	1,015
SFAS No. 123R reclass of unearned compensation	—	—	(466)	—	466	—
Recognition of stock compensation	—	—	463	—	—	463
Purchase of stock	(425,663)	(1,064)	—	—	(9,723)	(10,787)
Adoption of SFAS No. 158, net of tax effect of ($9,372)	—	—	—	(15,129)	—	(15,129)
Other					63	63
Cash dividends declared, $0.79 per share	—	—	—	—	(62,513)	(62,513)

Balance, December 31, 2006	79,109,573	$197,774	$113,721	$(24,742)	$739,832	$1,026,585

     See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2006	2005	2004
		(In thousands)
Operating Activities:
Net income	$125,194	$115,199	$110,620
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,577	24,467	17,485
Depreciation and amortization	25,597	24,474	23,597
Deferred taxes	6,295	22,814	(5,391)
Amortization of intangibles	4,634	13,427	14,546
Amortization of debt securities premium and discount, net	13,375	15,369	19,356
Security losses (gains), net	(40)	(473)	662
Net deferred loan origination expense	(7,513)	(7,180)	(7,407)
Excess tax benefit from exercise of stock options	(1,015)	—	—
(Increase) decrease in interest receivable	(10,360)	(9,254)	10,616
Increase in interest payable	11,835	5,985	263
Realized gain on student loans sold	(2,866)	(3,124)	(2,939)
Proceeds from student loans sold	107,101	116,690	109,811
Origination of student loans held for sale	(106,954)	(108,071)	(108,508)
Realized gain on mortgages sold	(7,508)	(7,117)	(8,104)
Proceeds from mortgages sold	610,080	566,546	609,533
Origination of mortgages held for sale	(614,905)	(553,970)	(610,349)
Realized gain on insurance proceeds related to Hurricane Katrina	(1,000)	(6,877)	—
Increase in bank-owned life insurance	(6,397)	(8,167)	(54,958)
Other, net	(29,888)	(13,208)	(11,564)

Net cash provided by operating activities	124,242	187,530	107,269

Investing Activities:
Proceeds from calls and maturities of held- to-maturity securities	319,890	325,833	420,970
Proceeds from calls and maturities of available- for-sale securities	424,574	347,093	289,472
Proceeds from sales of held-to-maturity securities	—	—	1,851
Proceeds from sales of available-for-sale securities	270	116,218	489,953
Purchases of held-to-maturity securities	(632,495)	(450,102)	(610,133)
Purchases of available-for-sale securities	(113,299)	(53,163)	(509,119)
Net (increase) decrease in short-term investments	263,574	(382,117)	41,572
Net increase in loans	(509,646)	(324,816)	(339,429)
Purchases of premises and equipment	(52,883)	(51,031)	(39,487)
Proceeds from sale of premises and equipment	1,489	3,474	778
Proceeds from insurance related to Hurricane Katrina	1,000	15,000	—
Acquisition of businesses, net of cash acquired	(4,858)	(17,513)	(16,174)
Other, net	4,031	(2,545)	209

Net cash used in investing activities	(298,353)	(473,669)	(269,537)

Financing Activities:
Net increase in deposits	103,320	250,592	190,598
Net increase in short-term debt and other liabilities	122,000	256,410	1,965
Repayment of long-term debt	(1,521)	(3,866)	(1,341)
Issuance of common stock	4,957	6,594	4,976
Purchase of common stock	(10,787)	(11,938)	(34,711)
Excess tax benefit from exercise of stock options	1,015	—	—
Payment of cash dividends	(61,890)	(65,721)	(55,709)

Net cash provided by (used in) financing activities	157,094	432,071	105,778

(Decrease) Increase in Cash and Cash Equivalents	(17,017)	145,932	(56,490)
Cash and Cash Equivalents at Beginning of Year	468,468	322,536	379,026

Cash and Cash Equivalents at End of Year	$451,451	$468,468	$322,536

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2006, 2005 and 2004
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
Cash Flow Statements
     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of $284.3 million, $197.9 million and $163.0 million and income taxes of $84.4 million, $36.8 million and $38.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Fair value of assets acquired during 2005 as a result of business combinations totaled $380.8 million, while liabilities assumed totaled $330.4 million. Fair value of assets acquired during 2004 as a result of business combinations totaled $383.0 million, while liabilities assumed totaled $314.2 million.
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
Securities Purchased and Sold Under Agreements to Resell or Repurchase
     Securities purchased under agreements to resell are generally accounted for as short-term investments and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.
Loans and Leases
     Loans and leases are recorded at the face amount of the notes reduced by collections of principal. Loans and leases include net unamortized deferred origination costs or fees. Net deferred origination costs or fees are recognized as a component of income using the effective interest method. In the event of a loan pay-off, the remaining net deferred origination costs are automatically recognized into income and/or expense. Where doubt exists as to the collectibility of the loans and leases, interest income is recorded as payment is received. Interest is recorded monthly as earned on all other loans.
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
Loans Held for Sale
     Mortgages originated and intended for sale in the secondary market and student loans originated and intended for sale under existing contracts are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable.
Premises and Equipment
     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization, computed using straight-line methods, are charged to expense over the shorter of the lease term or the estimated useful lives of the assets. Costs of major additions and improvements are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred.
Other Real Estate Owned
     Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sales are included in other revenue. Other real estate owned is included in the other assets category of the consolidated balance sheet and totaled $10.5 million and $15.9 million at December 31, 2006 and 2005, respectively.
Goodwill and Other Intangible Assets
     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets are reviewed annually for possible impairment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2006.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. Prior to the Company’s adoption of SFAS No. 156, MSRs were recognized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. As a result of the Company’s adoption of SFAS No. 156 on January 1, 2006, the Company records MSRs at fair value with subsequent remeasurement of MSRs based on change in fair value. In determining fair value of MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and assumptions are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. MSRs are included in the other assets category of the consolidated balance sheet. Changes in fair value of MSRs are recorded as part of mortgage lending noninterest revenue on the statement of income.
Pension and Postretirement Benefits Accounting
     The Company accounts for its defined benefit pension plans using an actuarial model as required by SFAS No. 87, “Employers’ Accounting for Pensions.” This model uses an approach that allocates pension costs over the service period of employees in the plan. The Company accounts for its other postretirement benefits using the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires the Company to recognize net periodic postretirement benefit costs as employees render the services necessary to earn their postretirement benefits. The principle underlying the accounting as required by SFAS No. 87 and SFAS No. 106 is that employees render service ratably over the service period and, therefore, the income statement effects of the Company’s defined benefit pension and postretirement benefit plans should follow the same pattern. The Company accounts for the over-funded or under-funded status of its defined benefit and other postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income, as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement Nos. 87, 88, 106, and 132R.” The adoption of SFAS No. 158 had no material impact on the regulatory capital requirements of the Company.
Stock-Based Compensation
     At December 31, 2006, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2005 and 2004:

	2005	2004
	(In thousands, except per share amounts)
Net income, as reported	$115,199	$110,620
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,674)	(818)

Pro forma net income	$112,525	$109,802

Basic earnings per share: As reported	$1.47	$1.44
Pro forma	1.44	1.43

Diluted earnings per share: As reported	$1.47	$1.43
Pro forma	1.43	1.42
     The fair value of each option grant in 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2004: expected options lives of 7 years for 2005 and 7 years for 2004; expected dividend yield of 3.40% and 3.30%, respectively; expected volatility of 21% for both years, and risk-free interest rates of 3.5% and 2.3%, respectively. The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006. As a result, the Company recognized compensation costs for previously granted unvested awards of approximately $26,000 in 2006. The Company recognized compensation costs for newly granted unvested awards of approximately $247,000 in 2006.
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
Recent Pronouncements
     In December 2004, SFAS No. 123, “Share-Based Payment,” was revised by SFAS No. 123R. SFAS No. 123R requires compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued and is to be recognized over the period that an employee is required to provide services in exchange for the award. SFAS 123R was effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins on or after June 15, 2005 (i.e., January 1, 2006 for the Company). The adoption of SFAS No. 123R had no material impact on the financial position or results of operations of the Company. As described in Note 15, Stock Incentive and Stock Option Plans, the Company accelerated the vesting of its “out-of-the-money” unvested options to reduce the recognition of compensation costs in 2006, 2007 and 2008 for previously granted unvested awards. As a result of the adoption of Statement 123R, the Company recognized compensation costs for previously granted unvested awards of approximately $26,000 in 2006.
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations”. FIN 47 requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was adopted by the Company effective December 31, 2005. The adoption of FIN 47 has had no material impact on the financial position or results of operations of the Company.
     In March 2006, SFAS No. 156 was issued. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as it relates to the accounting for separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured by fair value, if practicable. SFAS No. 156 also permits the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 was adopted by the Company effective January 1, 2006 with the Company electing to measure its servicing rights at fair value at each reporting date. The adoption of SFAS No. 156 has had no material impact on the Company’s financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on the financial position and results of operations of the Company, however, the Company does not anticipate that the adoption of FIN 48 will have a material impact on the financial position and results of operations of the Company.
     In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B-40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitied interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG B40 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Due to the guidance of DIG B40, the adoption of SFAS No. 155 is expected to have no material impact on the financial position or results of operations of the Company.
     In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.
     In September 2006, SFAS No. 158 was issued. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 recognition and disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. SFAS No. 158 measurement requirements are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 had no material impact on the financial position, results of operations or regulatory requirements for capital of the Company.
     In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” was issued. SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify errors using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying a misstatement material in light of relevant quantitative and qualitative factors. SAB 108 must be applied to annual financial statements for the first fiscal year ending after November 15, 2006. The application of SAB 108 has had no material impact on the financial position or results of operations of the Company.
     In September, 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position of the Company.
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
Other Noninterest Revenue
     Other noninterest revenue includes credit card, debit card and merchant fees of $21.3 million, $18.0 million and $14.2 million in 2006, 2005 and 2004, respectively.
Other
     Prior to 2006, trust income was recorded on the cash basis as received, which resulted in amounts that did not differ materially from the amount that would be recorded under the accrual basis. During 2006, the Company changed from recognizing trust income on the cash basis as received to recognizing trust income on the accrual basis.
(2) BUSINESS COMBINATIONS
     On May 15, 2003, certain assets of WMS, L.L.C. (“WMS”), an independent insurance agency headquartered in Baton Rouge, Louisiana, that operated under the name of Wright & Percy Insurance, were acquired by BancorpSouth Insurance Services, Inc., a subsidiary of the Bank (“BancorpSouth Insurance”). Consideration paid to complete this transaction consisted of 426,309 shares of the Company’s common stock in addition to cash paid to WMS in the aggregate amount of approximately $9,711,000. Under the terms of the acquisition agreement, the Company may be required to pay an additional aggregate amount of up to $8,584,000 in cash to WMS in three annual installments based on the performance of WMS over the three years following the completion of this transaction. The Company paid a total of approximately $6.8 million in 2004, 2005 and 2006 under this agreement. The operations of Wright & Percy Insurance became a part of BancorpSouth Insurance. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
     On August 1, 2003, Ramsey, Krug, Farrell & Lensing, Inc. (“RKF&L”), an independent insurance agency headquartered in Little Rock, Arkansas, merged with and into the Bank. Subsequent to the merger, the operations of RKF&L became a part of BancorpSouth Insurance. Consideration paid to complete this transaction consisted of 473,918 shares of the Company’s common stock in addition to cash paid to RKF&L shareholders in the aggregate amount of approximately $10,028,000. Under the terms of the acquisition agreement, the Company may be required to pay an additional aggregate amount of up to $7,633,000 in a combination of cash and shares of the Company’s common stock to RKF&L shareholders in three annual installments based on the performance of RKF&L over the three years following the completion of this transaction. The Company paid a total of approximately $3.2 million in 2004, 2005 and 2006 in a combination of cash and shares of the Company’s common stock under this agreement. This transaction was accounted for as a purchase and, accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
     On December 31, 2004, Premier Bancorp, Inc. (“Premier”), a bank holding company with approximately $160 million in assets headquartered in Brentwood, Tennessee, merged with and into the Company. Pursuant to the merger, Premier’s subsidiary, Premier Bank of Brentwood, merged with and into the Bank. Consideration paid to complete this transaction consisted of 669,891 shares of the Company’s common stock in addition to cash paid to the Premier shareholders in the aggregate amount of approximately $14,794,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004.
     On December 31, 2004, Business Holding Corporation (“BHC”), a bank holding company with approximately $170 million in assets headquartered in Baton Rouge, Louisiana, merged with and into the Company. Pursuant to the merger, BHC’s subsidiary, The Business Bank, merged with and into the Bank. Consideration paid to complete this transaction consisted of 762,978 shares of the Company’s common stock in addition to cash paid to the BHC shareholders in the aggregate amount of approximately $16,696,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position and had no impact on the results of operations of the Company in 2004.
     On December 1, 2005, American State Bank Corporation (“ASB”), a financial holding company with approximately $358 million in assets headquartered in Jonesboro, Arkansas, merged with and into the Company. Pursuant to the merger, ASB’s subsidiary, American State Bank, merged with and into the Bank. Consideration paid to complete this transaction consisted of 1,127,544 shares of the Company’s common stock in addition to cash paid to ASB shareholders in the aggregate amount of approximately $25,001,242. This transaction was accounted for as a purchase, and accordingly, the results of operations have been included since the date of acquisition. This acquisition was not material to the financial position or results of operations of the Company.
(3) HELD-TO-MATURITY SECURITIES
     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2006 and 2005 follows:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury	$10,038	$—	$29	$10,009
U.S. Government agencies	1,514,882	4,647	18,804	1,500,725
Obligations of states and political subdivisions	191,493	3,416	1,000	193,909
Other	7,007	101	—	7,108

Total	$1,723,420	$8,164	$19,833	$1,711,751

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury	$5,148	$—	$14	$5,134
U.S. Government agencies	1,211,551	1,647	24,831	1,188,367
Obligations of states and political subdivisions	175,805	3,930	1,119	178,616
Other	20,025	275	—	20,300

Total	$1,412,529	$5,852	$25,964	$1,392,417

     Gross gains of $28,000 and gross losses of $5,000 were recognized in 2006, gross gains of $130,000 and gross losses of $4,000 were recognized in 2005 and gross gains of $117,000 and gross losses of $9,000 were recognized in 2004 on held-to-maturity securities. These gains and losses were the result of held-to-maturity securities being called prior to maturity.
     Held-to-maturity securities with a carrying value of approximately $1.3 billion at December 31, 2006 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2006 were securities with a carrying value of $110.1 million issued by the State of Mississippi and securities with a carrying value of $54.9 million issued by the State of Arkansas.
     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$197,958	$196,493
Maturing after one year through five years	1,144,776	1,132,750
Maturing after five years through ten years	299,201	299,885
Maturing after ten years	81,485	82,623

Total	$1,723,420	$1,711,751

     A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2006 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Treasury	$4,976	$5	$5,034	$24	$10,010	$29
U.S. Government agencies	212,386	861	822,988	17,943	1,035,374	18,804
Obligations of states and political subdivisions	30,501	328	40,941	672	71,442	1,000

Total	$247,863	$1,194	$868,963	$18,639	$1,116,826	$19,833

     Based upon review of the credit quality of these securities and the intent and ability to hold the securities for a period of time sufficient for a recovery of costs, at which point the fair value will mirror amortized cost, the impairments related to the securities were determined to be temporary.
(4) AVAILABLE-FOR-SALE SECURITIES
     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2006 and 2005 follows:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$913,584	$1,806	$18,272	$897,118
Obligations of states and political subdivisions	101,399	1,688	103	102,984
Preferred stock	843	127	—	970
Other	38,374	2,554	1	40,927

Total	$1,054,200	$6,175	$18,376	$1,041,999

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$1,205,973	$3,907	$31,554	$1,178,326
Obligations of states and political subdivisions	122,293	2,781	390	124,684
Preferred stock	5,943	122	—	6,065
Other	42,101	2,717	11	44,807

Total	$1,376,310	$9,527	$31,955	$1,353,882

     Gross gains of $17,000 were recognized in 2006, gross gains of $346,000 were recognized in 2005 and gross gains of $5.0 million and gross losses of $5.8 million were recognized in 2004 on available-for-sale securities.
     Available-for-sale securities with a carrying value of approximately $836.6 million at December 31, 2006 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2006, were securities with a carrying value of $43.7 million issued by the State of Mississippi and securities with a carrying value of $48.6 million issued by the State of Arkansas.
     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2006 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	2006
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$354,401	$351,836
Maturing after one year through five years	522,539	508,961
Maturing after five years through ten years	79,056	79,716
Maturing after ten years	98,204	101,486

Total	$1,054,200	$1,041,999

     A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2006 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government agencies	$29,991	$142	$712,709	$18,130	$742,700	$18,272
Obligations of states and political subdivisions	1,560	8	4,371	95	5,931	103
Other	1	1	—	—	1	1

Total	$31,552	$151	$717,080	$18,225	$748,632	$18,376

     Based upon a review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for a recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
(5) LOANS AND LEASES
     A summary of loans and leases classified by collateral type at December 31, 2006 and 2005 follows:

	2006	2005
	(In thousands)
Commercial and agricultural	$968,915	$930,259
Consumer and installment	388,212	388,610
Real estate mortgage:
One to four family	2,690,893	2,518,224
Other	3,514,598	3,228,445
Lease financing	312,313	302,311
Other	42,592	33,363

Total	$7,917,523	$7,401,212

     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans and leases was $6,603,000 and $8,816,000 at December 31, 2006 and 2005, respectively. Restructured loans and leases totaled $1,571,000 and $2,239,000 at December 31, 2006 and 2005, respectively.
     The total amount of interest earned on non-performing loans and leases was approximately $114,000, $194,000 and $195,000 in 2006, 2005 and 2004, respectively. The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $475,000, $600,000 and $784,000 in 2006, 2005 and 2004, respectively.
     Loans considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements no. 5 and 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures – an amendment of FASB Statement No. 114,” are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2006 and 2005 was $9.1 million and $13.5 million, respectively, with a valuation allowance of $4.5 million and $6.1 million, respectively. The average recorded investment in impaired loans during 2006 and 2005 was $9.6 million and $12.8 million, respectively.
(6) ALLOWANCE FOR CREDIT LOSSES
     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
		(In thousands)
Balance at beginning of year	$101,500	$91,673	$92,112
Provision charged to expense	8,577	24,467	17,485
Recoveries	4,860	4,557	4,577
Loans and leases charged off	(16,103)	(20,433)	(24,130)
Acquisitions	—	1,236	1,629

Balance at end of year	$98,834	$101,500	$91,673

(7) PREMISES AND EQUIPMENT
     A summary by asset classification at December 31, 2006 and 2005 follows:

	Estimated
	Useful Life
	Years	2006	2005
		(In thousands)
Land	N/A	$54,078	$46,054
Buildings and improvements	10-40	228,613	188,958
Leasehold improvements	10-39	8,019	7,865
Equipment, furniture and fixtures	3-12	221,974	202,546
Construction in progress	N/A	13,683	34,686

Subtotal		526,367	480,109
Accumulated depreciation and amortization		239,152	218,937

Premises and equipment, net		$287,215	$261,172

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2006 and 2005:

	2006
		General
	Community	Corporate
	Banking	and Other	Total
		(In thousands)
Balance as of January 1, 2006	$103,462	$35,292	$138,754
Goodwill acquired during the year	1,621	3,343	4,964

Balance as of December 31, 2006	$105,083	$38,635	$143,718

	2005
		General
	Community	Corporate
	Banking	and Other	Total
		(In thousands)
Balance as of January 1, 2005	$78,831	$30,888	$109,719
Goodwill acquired during the year	24,631	4,404	29,035

Balance as of December 31, 2005	$103,462	$35,292	$138,754

     The Company’s annual goodwill impairment evaluation for 2006 and 2005 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.
     The following table presents information regarding the components of the Company’s identifiable intangible assets for the years ended December 31, 2006 and 2005:

	Year ended		Year ended
	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Amortized intangible assets:
Core deposit intangibles	$20,699	$11,706	$20,699	$9,455
Customer relationship intangibles	23,164	10,412	22,890	8,051
Non-solicitation intangibles	65	57	52	35

Total	$43,928	$22,175	$43,641	$17,541

Unamortized intangible assets:
Trade names	$688	$—	$688	$—
Pension plan intangible	—	—	1,057	—

Total	$688	$—	$1,745	$—

	Year ended
	December 31,
	2006	2005
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$2,251	$2,421
Customer relationship intangibles	2,361	2,658
Non-solicitation intangibles	22	25

Total	$4,634	$5,104

     The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2007, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
		(In thousands)
Estimated amortization expense:
For the year ending December 31, 2007	$2,014	$2,048	$8	$4,070
For the year ending December 31, 2008	1,735	1,782	—	3,517
For the year ending December 31, 2009	1,545	1,555	—	3,100
For the year ending December 31, 2010	1,207	1,360	—	2,567
For the year ending December 31, 2011	971	1,194	—	2,165
(9) TIME DEPOSITS AND SHORT-TERM DEBT
     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $2,072,021,000 and $1,834,920,000 were outstanding at December 31, 2006 and 2005, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled approximately $82,936,000, $59,415,000 and $50,129,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     For time deposits with a remaining maturity of more than one year at December 31, 2006, the aggregate amount of maturities for the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2008	$608,502
2009	256,705
2010	104,382
2011	90,890
2012	31
Thereafter	815

Total	$1,061,325

     Presented below is information relating to short-term debt for the years ended December 31, 2006, 2005 and 2004:

	2006
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$2,400	4.8%	$19,809	5.3%	$51,450
Flexible repurchase agreements purchased	10,957	4.1	38,237	4.0	55,875
Securities sold under agreement to repurchase	659,081	4.5	637,026	4.3	715,011
Short-term FHLB advances	200,000	5.2	111,789	5.3	325,000

Total	$872,438		$806,861		$1,147,336

	2005
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$2,300	3.8%	$9,953	3.0%	$45,000
Flexible repurchase agreements purchased	59,531	4.0	12,877	3.8	59,556
Securities sold under agreement to repurchase	686,308	3.4	481,238	2.6	686,308
Short-term FHLB advances	2,000	3.8	20,874	3.1	62,000

Total	$750,139		$524,942		$852,864

	2004
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$1,200	1.9%	$17,170	1.5%	$68,200
Flexible repurchase agreements purchased	5,721	2.7	10,308	2.2	14,471
Securities sold under agreement to repurchase	448,987	1.8	400,114	1.2	448,987
Short-term FHLB advances	12,500	3.6	49,536	1.3	185,000

Total	$468,408		$477,128		$716,658

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. At December 31, 2006, the Bank had established informal federal funds borrowing lines of credit aggregating $460 million.

(10) LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
     The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (“FHLB”) of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.
     At December 31, 2006, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2008	3.41%-7.19%	$54,085
2009	3.40%-5.90%	2,236
2010	3.02%-4.09%	2,000
2011	6.93%	886
Thereafter	4.71%-5.99%	76,500

Total		$135,707

(11) JUNIOR SUBORDINATED DEBT SECURITIES
     In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007
     Pursuant to the merger with BHC on December 31, 2004, the Company assumed the liability for $6.2 million in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust. Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month London Interbank Offered Rate (“LIBOR”) plus 2.80% from January 30, 2004 to April 7, 2009 and thereafter at LIBOR plus 2.85%.
     Pursuant to the merger with Premier on December 31, 2004, the Company assumed the liability for $3.1 million in Junior Subordinated Debt Securities issued to Premier Bancorp Capital Trust I, a statutory trust. Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on November 7, 2032, and are callable at the option of the Company, in whole or in part, on any February 7, May 7, August 7 or November 7 on or after November 7, 2007. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 3.45%.
     Pursuant to the merger with ASB on December 1, 2005, the Company assumed the liability for $6.7 million in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust. American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on July 7, October 7, January 7 or April 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 2.80%.
(12) INCOME TAXES
     Total income taxes for the years ended December 31, 2006, 2005 and 2004 are allocated as follows:

	2006	2005	2004
		(In thousands)
Income tax expense	$64,968	$52,601	$46,261
Shareholders’ equity for other comprehensive income	(5,275)	(9,574)	(9,222)
Shareholders’ equity for stock option plans	(1,015)	(1,179)	(1,078)

Total	$58,678	$41,848	$35,961

     The components of income tax expense attributable to operations are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
		(In thousands)
Current:
Federal	$55,284	$28,021	$47,901
State	3,389	1,766	3,751
Deferred:
Federal	5,472	19,832	(4,597)
State	823	2,982	(794)

Total	$64,968	$52,601	$46,261

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2006	2005	2004
		(In thousands)
Tax expense at statutory rates	$66,557	$58,730	$54,909
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3,437	3,086	1,923
State income tax contingency recovery	(1,958)	—	—
Tax-exempt interest revenue	(5,894)	(5,403)	(5,502)
Tax-exempt earnings on life insurance	(2,285)	(2,119)	(1,935)
Deductible dividends paid on 401K plan	(1,772)	(1,710)	(1,608)
Non-recoverable overpayment of prior years tax	6,750	—	—
Other, net	133	17	(1,526)

Total	$64,968	$52,601	$46,261

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$36,006	$36,928
Accrued liabilities, principally due to compensation arrangements and vacation accruals	10,227	9,232
Net operating loss carryforwards	349	658
Unrealized pension expense	10,658	1,474
Unrealized net losses on available-for-sale securities	4,665	8,574
Other, principally due to acquisitions	—	1,236

Total gross deferred tax assets	61,905	58,102
Less: valuation allowance	—	—

Deferred tax assets	$61,905	$58,102

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$46,706	$43,478
Other assets, principally due to expense recognition	15,910	13,318
Investments, principally due to interest income recognition	6,658	6,055
Mortgage servicing rights	10,886	11,250

Total gross deferred tax liabilities	80,160	74,101

Net deferred tax liabilities	$(18,255)	$(15,999)

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2006.
     At December 31, 2006, the Company had net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $548,000 that are available to offset future federal taxable income, subject to various limitations, through 2009. At December 31, 2006, the Company had a $10.8 million receivable for federal and state income taxes resulting from an overpayment of taxes in years 2003, 2004 and 2005.
(13) PENSION, OTHER POST RETIREMENT BENEFIT AND PROFIT SHARING PLANS
     The BancorpSouth, Inc. Retirement Plan (the “Basic Plan”) is a non-contributory defined benefit pension plan managed by a trustee covering substantially all full-time employees who have at least one year of service, have attained the age of 21 and were hired prior to January 1, 2006. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to contribute to the Basic Plan the amount that meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the plan assets and projected benefit obligation is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.
     The BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) provides for the payment of retirement benefits to certain participants in the Basic Plan. The Restoration Plan is a non-qualified plan that covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, which reduces the employee’s benefit under the Basic Plan. The Company also has a non-qualified defined benefit supplemental retirement plan (the “Supplemental Plan”) for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years.
     During 2003, the Company established a retiree medical plan pursuant to which the Company subsidizes the cost of retiree health care coverage for current retirees and employees who retire over the next five years. Under the plan, the Company will subsidize retiree health care coverage on a decreasing basis through 2007. Beginning in 2008, the Company will only provide access to coverage for its retirees and subsequent years’ retired employees.
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
     As discussed in Note 1, effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires companies to recognize the funding status of defined benefit pension and other postretirement plans as a net asset or liability on its balance sheet. The adoption of SFAS No. 158 does not have a material impact on the recognition of the funding status of the Company’s retiree medical plan. The benefit obligation of the retiree medical plan is $395,000 as of December 31, 2006.
     The Company uses a December 31 measurement date for its pension and other benefit plans.
     A summary of the defined benefit retirement plans at and for the years ended December 31, 2006, 2005 and 2004 follows:

	Pension Benefits
	2006	2005	2004
		(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$100,319	$82,048	$72,262
Service cost	7,034	6,143	5,295
Interest cost	5,442	4,907	4,566
Amendments	246	—	(738)
Actuarial loss	(1,632)	12,541	4,779
Benefits paid	(4,183)	(5,320)	(4,116)

Projected benefit obligation at end of year	$107,226	$100,319	$82,048

Change in plan assets:
Fair value of plan assets at beginning of year	$77,931	$68,839	$57,058
Actual return on assets	8,943	3,442	5,188
Employer contributions	9,352	10,970	10,709
Benefits paid	(4,183)	(5,320)	(4,116)

Fair value of plan assets at end of year	$92,043	$77,931	$68,839

Funded status:
Projected benefit obligation	$(107,226)	$(100,319)	$(82,048)
Fair value of plan assets	92,043	77,931	68,839
Unrecognized transition amount	—	165	184
Unrecognized prior service cost	—	2,491	2,740
Unrecognized actuarial loss	—	31,762	18,475

Net amount recognized	$(15,183)	$12,030	$8,190

     Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2006	2005	2004
	(In thousands)
Prepaid benefit cost	$1,713	$20,676	$15,012
Accrued benefit liability	(16,896)	(13,556)	(10,328)
Intangible asset	—	1,056	1,234
Accumulated other comprehensive income adjustment	—	3,854	2,272

Net amount recognized	$(15,183)	$12,030	$8,190

     The following table summarizes the effect of the adoption of SFAS no. 158 on the Consolidated Balance Sheet as of December 31, 2006.

	Before SFAS No. 158	Minimum
	adoption and	pension	SFAS No. 158	After
	minimum pension	liability	adoption	SFAS No. 158
	liability adjustments	adjustments	adjustments	adjustments
		(In thousands)
Assets
Prepaid pension cost	$23,523	$—	$(21,810)	$1,713
Intangible asset	1,057	(340)	(717)	—
Total assets	12,063,388	(340)	(22,527)	12,040,521
Liabilities
Liability for pension benefits	15,752	(830)	1,974	16,896
Deferred tax liabilities	27,439	188	(9,372)	18,255
Total liabilities	11,021,976	(642)	(7,398)	11,013,936
Shareholders’ equity
Accumulated other comprehensive income	(9,915)	302	(15,129)	(24,742)
Total shareholder’s equity	1,041,412	302	(15,129)	1,026,585
Total liabilities and shareholders’ equity	12,063,388	(340)	(22,527)	12,040,521
     Pre-tax amounts recognized in accumulated other comprehensive income consists of:

Year ended
December 31, 2006
(In thousands)
Net transition obligation	$146
Net prior service cost	2,499
Net actuarial loss	25,219

Total accumulated other comprehensive income	$27,864

     The net transition obligation, net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $239,000 and $1.9 million, respectively.
     The following table reconciles the amounts to Company recorded related to the pension plan:

Year ended
December 31, 2006
(In thousands)
Reconciliation of consolidated balance sheet due to adoption of SFAS No. 158
Prepaid pension cost at January 1, 2006	$12,030
Net periodic cost for the year	(8,701)
Contributions credited for the year	9,353
Minimum pension liability prior to SFAS No. 158, pre-tax	(3,364)
Adjustment to apply SFAS No. 158, pretax	(24,501)

Funded status for consolidated balance sheet	$(15,183)

     The components of net periodic benefit cost at December 31, 2006, 2005 and 2004 are as follows:

	Pension Benefits
	2006	2005	2004
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,034	$6,143	$5,295
Interest cost	5,442	4,907	4,566
Expected return on assets	(5,941)	(5,450)	(4,761)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	239	249	249
Recognized net (gain) loss	1,909	1,262	1,135

Net periodic benefit cost	$8,701	$7,129	$6,502

     The weighted-average assumptions used to determine benefit obligations at December 31, 2006 and 2005 are as follows:

	Pension Benefits
	2006	2005
Discount rate	5.75%	5.75%
Rate of compensation increase	4.00%	4.00%
     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Pension Benefits
	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Rate of compensation increase	4.00%	3.50%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%
     The following table presents information related to the Company’s Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Projected benefit obligation	$16,897	$15,846
Accumulated benefit obligation	14,922	13,556
Fair value of assets	—	—

     The following table presents information related to the Company’s defined benefit pension plans:

	2006	2005
	(In thousands)
Accumulated benefit obligation	$90,260	$82,532
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
     The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Plan assets at December 31		Target for
Asset category:	2006	2005	2007
Equity securities	64.33%	58.01%	40-60%
Debt securities	33.94%	40.56%	40-60%
Other	1.73%	1.43%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan include shares of the Company’s common stock with a fair value of $2.2 million (2.40% of total plan assets) and $1.8 million (2.34% of total plan assets) at December 31, 2006 and 2005, respectively. The Company expects to contribute approximately $3.5 million to the Basic Plan in 2007.
     The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
(In thousands)
Expected future benefit payments:
2007	$5,416
2008	10,030
2009	7,275
2010	6,867
2011	6,486
2012-2016	43,585

     The Company has a deferred compensation plan (commonly referred to as a “401(k) Plan”), pursuant to which employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the 401(k) Plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. The 401(k) Plan permits employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Employer contributions for the years ended December 31, 2006, 2005 and 2004 was $6.6 million, $6.5 million and $6.0 million, respectively.
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
Deposit Liabilities
     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2006 and 2005. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
Debt
     The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term FHLB advance securities is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently available for advances of similar maturities. The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.
Derivative Instruments
     The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. The fair value of these derivative instruments is based on observable market prices. See Note 22, Commitments and Contingent Liabilities, for additional fair value information regarding these instruments.

Lending Commitments
     The Company’s lending commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time. Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements. See Note 22, Commitments and Contingent Liabilities, for additional information regarding lending commitments.
     The following table presents carrying and fair value information at December 31, 2006 and 2005:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$444,033	$444,033	$461,659	$461,659
Interest bearing deposits with other banks	7,418	7,418	6,809	6,809
Held-to-maturity securities	1,723,420	1,711,751	1,412,529	1,392,417
Available-for-sale and trading securities	1,041,999	1,041,999	1,353,882	1,353,882
Federal funds sold and securities purchased under agreement to resell	145,957	145,957	409,531	409,531
Net loans and leases	7,772,637	7,802,982	7,264,055	7,291,817
Loans held for sale	89,323	89,256	74,271	74,347

Liabilities:
Noninterest bearing deposits	1,817,223	1,817,223	1,798,892	1,798,892
Savings and interest bearing deposits	3,571,882	3,571,882	3,694,336	3,694,336
Other time deposits	4,321,473	4,327,594	4,114,030	4,115,489
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	872,438	872,438	750,139	750,139
Long-term debt and other borrowings	280,889	283,838	282,533	289,717

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	117	117	(259)	(259)
Commitments to fund fixed rate mortgage loans	(101)	(101)	5	5
(15) STOCK INCENTIVE AND STOCK OPTION PLANS
     In 1998, the Company issued 70,000 shares of common stock to a key employee and, in 2002, issued an additional 56,000 shares, subject to vesting requirements. The shares were fully vested at December 31, 2006. The compensation expense associated with this award was $190,400 for each of the years in the three-year period ended 2006, 2005 and 2004.
     In 2000, the Company issued 100,000 shares of common stock to a key employee with vesting to occur over a five-year period, subject to the Company meeting certain performance goals. The shares were fully vested at December 31, 2004. The compensation expense associated with this award was $292,500 for 2004.
     In 2002, the Company issued 28,000 shares of common stock to key employees with vesting to occur over a three-year period, subject to meeting certain performance goals. The shares were fully vested at December 31, 2004. The compensation expense associated with this award was $172,700 for 2004.
     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock. This plan is registered under the Company’s dividend reinvestment plan and the shares are purchased through the Company’s dividend reinvestment plan which purchases shares in the open market.

     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1994, 1995 and 1998 stock incentive plans. The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. Upon the exercise of stock options, new shares are issued by the Company.
     No SARs have been granted since 1997. At December 31, 2006, the Company had 10,905 SARs outstanding and exercisable in conjunction with certain of the options outstanding. These SARs and the underlying stock options expire on April 30, 2007. The Company recorded compensation expense related to SARs of $215,000 in 2006, a reversal of compensation expense of $262,000 in 2005 and compensation expense of $18,000 in 2004 because of changes in the market value of the Company’s common stock.
     On December 14, 2005, the Company’s Board of Directors approved accelerating the vesting of “out-of-the-money” unvested outstanding stock options held by employees. The options were considered “out-of-the-money” if the exercise price of the option was greater than $23.02, the closing price of shares of the Company’s common stock on the New York Stock Exchange on December 14, 2005. The accelerated vesting was effective on December 14, 2005. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with those options upon adoption of Statement 123R. The compensation cost that will be avoided by the accelerated vesting is approximately $945,000, $623,000 and $291,000 in 2006, 2007 and 2008, respectively.
     Effective January 1, 2006, the Company adopted SFAS 123R. Prior to 2006, we accounted for stock awards granted to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, SFAS 123R requires that compensation expense be measured using estimates of fair value of all stock-based awards. We are using the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS 123R applies to new awards and to awards modified after December 31, 2005 as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. Compensation expense arising from stock options that has been charged against income for those plans was $247,000 for the year ended December 31, 2006. As of December 31, 2006, there was $1,411,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a three year period.
     During the current year, the Company granted stock options to directors and employees under the 1994 and 1995 stock incentive plans as amended. In May, 2006, the Company granted 36,000 stock options to its directors. The stock options granted to directors have a contractual life of 10 years and vest over a 1 year service period. In November, 2006, the Company granted 264,000 stock options to its employees. The stock options granted to employees have a contractual life of 7 years and vest over a 3 year service period. A summary of the stock option activity under the Company Plans as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	($000)
Options
Outstanding at January 1, 2006	3,088,713	$19.79
Granted	300,000	24.84
Exercised	(301,891)	15.19
Expired or cancelled	(8,000)	22.50

Outstanding at December 31, 2006	3,078,822	$20.73	5.7	$18,764

Exercisable at December 31, 2006	2,772,155	$20.28	5.0	$18,139

     A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2006	47,667	$21.54	$3.51
Granted	300,000	24.84	5.58
Vested	(41,000)	21.47	3.55
Expired or cancelled	—	—	—

Outstanding at December 31, 2006	306,667	$20.73	$5.53

     The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes model; groups of participants (executive, non-executives and directors) are considered separately for valuation purposes. The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant. The expected volatility is estimated based on the Company’s historical experience. The following table provides the range of assumptions used for stock options granted:

	2006	2005	2004
Expected volatility	23.2%-27.6%	20.5%-20.9%	21.0%-21.3%
Weighted-average volatility	24.6%	20.6%	21.0%
Expected dividends	3.00%	3.40%	3.30%
Expected term (in years)	5.1 - 5.7	7.0	7.0
Risk-free rate	4.5%-5.0%	3.1%-3.5%	2.3%

     The weighted-average grant-date fair value of stock options granted during the years 2006, 2005 and 2004 was $5.58, $4.22 and $3.63, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $5.8 million and $3.2 million, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$7.48 to $10.51	8,560	3.9	$8.50	8,560	$8.50
$11.39 to $14.98	265,000	3.7	13.36	265,000	13.36
$15.06 to $17.69	503,458	3.8	16.26	503,458	16.26
$19.18 to $25.31	2,301,804	6.4	22.60	1,995,137	22.26

$7.48 to $25.31	3,078,822	5.7	$20.73	2,772,155	$20.28

(16) EARNINGS PER SHARE AND DIVIDEND DATA
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2006, 2005 and 2004:

	2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$125,194	79,140	$1.58

Effect of dilutive stock options	—	402

Diluted EPS:
Income available to common shareholders plus assumed exercise	$125,194	79,542	$1.57

	2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$115,199	78,266	$1.47

Effect of dilutive stock options	—	331

Diluted EPS:
Income available to common shareholders plus assumed exercise	$115,199	78,597	$1.47

	2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$110,620	76,958	$1.44

Effect of dilutive stock options	—	420

Diluted EPS:
Income available to common shareholders plus assumed exercise	$110,620	77,378	$1.43

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2006, the Bank could have paid dividends of $415 million to the Company under current regulatory guidelines.
(17) OTHER COMPREHENSIVE INCOME
     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2006, 2005 and 2004:

	2006
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$10,263	$(3,923)	$6,340
Reclassification adjustment for net (gains) losses realized in net income	(36)	14	(22)
Minimum pension liability	490	(188)	302

Other comprehensive (loss) income	$10,717	$(4,097)	$6,620

	2005
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(23,077)	$8,837	$(14,240)
Reclassification adjustment for net losses (gains) realized in net income	(346)	132	(214)
Minimum pension liability	(1,582)	605	(977)

Other comprehensive (loss) income	$(25,005)	$9,574	$(15,431)

	2004
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(23,312)	$8,836	$(14,476)
Reclassification adjustment for net (gains) losses realized in net income	770	(295)	475
Minimum pension liability	(1,780)	681	(1,099)

Other comprehensive (loss) income	$(24,322)	$9,222	$(15,100)

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

Amount
(In thousands)
Loans outstanding at December 31, 2005	$24,025
New loans	6,692
Repayments	(12,152)

Loans outstanding at December 31, 2006	$18,565

(19) MORTGAGE SERVICING RIGHTS
     MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining fair value of the MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and assumptions are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
     The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

2006
(In thousands)
Fair value at beginning of year	$36,456
Additions:
Origination of servicing assets	5,866
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(7,076)
Other changes in fair value	40

Fair value at end of year	$35,286

     Prior to the adoption of SFAS No. 156 on January 1, 2006, MSRs were recognized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan was sold. The following table summarizes MSRs, net of accumulated amortization, and a valuation allowance for temporary impairment for the period prior to the adoption of SFAS No. 156:

	2005	2004
	(In thousands)
Balance at beginning of year	$45,929	$49,675
MSRs capitalized	6,494	7,381
Permanent impairment	(2,398)	—
MSRs sold	—	(919)
Amortization expense	(8,323)	(10,208)

Balance at end of year	41,702	45,929
Valuation allowance	(5,246)	(11,457)

Fair value at end of year	$36,456	$34,472

     All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $8.1 million, $8.2 million and $8.5 million and late and other ancillary fees of $1.0 million, $1.1 million and $1.1 million in 2006, 2005, and 2004, respectively.
(20) REGULATORY MATTERS
     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2006 and 2005, respectively, as set forth in the following table:

	2006		2005
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,022,139	12.34%	$963,653	12.85%
BancorpSouth Bank	991,459	11.98	944,565	12.61
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,122,165	13.55	1,058,742	14.11
BancorpSouth Bank	1,091,485	13.19	1,039,540	13.88
Tier I leverage capital (to average assets)
BancorpSouth, Inc.	1,122,165	8.73	963,653	8.65
BancorpSouth Bank	991,459	8.46	944,565	8.47
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
     Results of operations and selected financial information by operating segment for the three years ended December 31, 2006, 2005 and 2004 are presented below:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
2006
Results of Operations
Net interest revenue	$348,020	$37,779	$385,799
Provision for credit losses	8,496	81	8,577

Net interest income after provision for credit losses	339,524	37,698	377,222
Noninterest revenue	105,806	100,288	206,094
Noninterest expense	255,992	137,162	393,154

Income before income taxes	189,338	824	190,162
Income taxes	57,936	7,032	64,968

Net income (loss)	$131,402	$(6,208)	$125,194

Selected Financial Information
Total assets	$10,064,385	$1,976,136	$12,040,521
Depreciation and amortization	24,608	5,623	30,231

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
2005
Results of Operations
Net interest revenue	$324,641	$30,916	$355,557
Provision for credit losses	24,413	54	24,467

Net interest income after provision for credit losses	300,228	30,862	331,090
Noninterest revenue	104,546	94,266	198,812
Noninterest expense	237,875	124,227	362,102

Income before income taxes	166,899	901	167,800
Income taxes	52,319	282	52,601

Net income	$114,580	$619	$115,199

Selected Financial Information
Total assets	$9,871,151	$1,897,523	$11,768,674
Depreciation and amortization	24,183	13,719	37,902

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
2004
Results of Operations
Net interest revenue	$303,843	$29,949	$333,792
Provision for credit losses	15,967	1,518	17,485

Net interest income after provision for credit losses	287,876	28,431	316,307
Noninterest revenue	94,011	89,508	183,519
Noninterest expense	219,300	123,645	342,945

Income before income taxes	162,587	(5,706)	156,881
Income taxes	47,944	(1,683)	46,261

Net income	$114,643	$(4,023)	$110,620

Selected Financial Information
Total assets	$9,152,155	$1,696,038	$10,848,193
Depreciation and amortization	22,288	15,856	38,144
(22) COMMITMENTS AND CONTINGENT LIABILITIES
Leases
     Rent expense was approximately $6.0 million for 2006, $6.0 million for 2005 and $5.3 million for 2004. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

(In thousands)	Amount
2007	$5,234
2008	4,488
2009	2,885
2010	1,776
2011	1,267
Thereafter	2,112

Total future minimum lease payments	$17,762

Mortgage Loans Serviced for Others
     The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $2.8 billion of loans serviced for investors at December 31, 2006 is approximately $691,000 of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.
Forward Contracts
     Forward contracts are agreements to purchase or sell securities at a specified future date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2006 and 2005, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2006, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $47.7 million with a carrying value and fair value reflecting a gain of $86,000. At December 31, 2005, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $55.7 million with a carrying value and fair value reflecting a loss of $259,000. At December 31, 2006, the notional amount of commitments to fund individual fixed-rate mortgage loans was $20.4 million with a carrying value and fair value reflecting a loss of $84,000. At December 31, 2005, the notional amount of commitments to fund individual fixed-rate mortgage loans was $35.1 million with a carrying value and fair value reflecting a gain of $5,000. The forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges of forecasted transactions.
Lending Commitments
     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2006, these included approximately $132.0 million for letters of credit and approximately $2.1 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2006, 2005 and 2004.
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
Income Taxes
     During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Company’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of $40,000 plus interest of $25,000. The balance of the previously recorded liability related to this matter of approximately $2.0 million was credited against the Company’s second quarter’s income tax expense.
Restricted Cash Balance
     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $117.0 million were maintained to satisfy federal regulatory requirements at December 31, 2006.

(23) CONDENSED PARENT COMPANY INFORMATION
     The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates indicated:
Condensed Balance Sheets

	December 31
	2006	2005
	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$24,824	$17,534
Investment in subsidiaries	1,140,842	1,102,974
Other assets	17,090	13,938

Total assets	$1,182,756	$1,134,446

Liabilities and shareholders’ equity:
Total liabilities	$156,171	$157,280
Shareholders’ equity	1,026,585	977,166

Total liabilities and shareholders’ equity	$1,182,756	$1,134,446

Condensed Statements of Income

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Dividends from subsidiaries	$90,000	$74,332	$108,000
Other operating income	530	330	177

Total income	90,530	74,662	108,177

Operating expenses	16,053	15,365	14,360

Income before tax benefit and equity in undistributed earnings	74,477	59,297	93,817
Income tax benefit	5,937	5,620	5,423

Income before equity in undistributed earnings of subsidiaries	80,414	64,917	99,240
Equity in undistributed earnings of subsidiaries	44,780	50,282	11,380

Net income	$125,194	$115,199	$110,620

Condensed Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
	(In thousands)
Operating activities:
Net income	$125,194	$115,199	$110,620
Adjustments to reconcile net income to net cash provided by operating activities	(50,184)	(41,089)	(12,215)

Net cash provided by operating activities	75,010	74,110	98,405
Investing activities:
Net cash paid for acquisitions	—	(23,888)	(23,298)

Net cash used in investing activities	—	(23,888)	(23,298)
Financing activities:
Cash dividends	(61,890)	(65,721)	(55,709)
Common stock transactions, net	5,830	(4,612)	(31,468)

Net cash used in financing activities	(67,720)	(70,333)	(87,177)

Increase (decrease) in cash and cash equivalents	7,290	(20,111)	(12,070)
Cash and cash equivalents at beginning of year	17,534	37,645	49,715

Cash and cash equivalents at end of year	$24,824	$17,534	$37,645

(24) SUBSEQUENT EVENTS
     In October 31, 2006, the Company announced the signing of a definitive agreement to acquire City Bancorp, parent company of The Signature Bank headquartered in Springfield, Missouri, with approximately $850 million in assets and approximately $620 million in deposits as of December 31, 2006. The Signature Bank operates six full service banking locations in Springfield, Missouri and one loan production office in Clayton (St. Louis), Missouri. The transaction is valued at approximately $170 million and was completed on March 1, 2007.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included with our 2006 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company implemented enhanced procedures for the fourth quarter of 2006 that are designed to ensure the proper recording and disclosure of income tax expense and related income tax balances. These enhanced procedures included additional managerial oversight and involvement by a third party to provide additional oversight of income tax expense calculations and balances.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF REGISTRANT
     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Exchange Act:

Name	Offices Held	Age
Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	64

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	57

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of BancorpSouth Bank	62

Larry Bateman	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	57

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	62

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	52

Michael L. Sappington	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	57

Name	Offices Held	Age
Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank	59

Cathy M. Robertson	Executive Vice President of the Company and BancorpSouth Bank	52

Cathy S. Freeman	Senior Vice President and Corporate Secretary of the Company and BancorpSouth Bank	41
     None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2007 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.
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
AUDIT COMMITTEE FINANCIAL EXPERT
     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.
IDENTIFICATION OF THE AUDIT COMMITTEE
     Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference. In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit

Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.
MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES
     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2006 annual meeting of shareholders.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.
CERTAIN CORPORATE GOVERNANCE DOCUMENTS
     The Company has adopted a code of business conduct and ethics that applies to its directors, chief executive officer, chief financial officer, other officers, other financial reporting persons and employees. The Company has also adopted Corporate Governance Guidelines for its Board of Directors. These documents, as well as the charters of the Audit Committee, Executive Compensation and Stock Incentive Committee and Nominating Committee of the Board of Directors, are available on the Company’s website at www.bancorpsouth.com on the Investors Relations webpage under the caption “Corporate Governance,” or shareholders may request a free copy of these documents from:
BancorpSouth, Inc.
Corporate Secretary
One Mississippi Plaza
201 South Spring Street
Tupelo, Mississippi 38804
(662) 680-2000
     The Company intends to disclose any amendments to its code of business conduct and ethics and any waiver from a provision of the code, as required by the SEC, on the Company’s website within four business days following such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION.
     This information appears under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.

     The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.

	Number of shares				Number of shares remaining
	to be issued upon		Weighted-average		available for future
	exercise of outstanding		exercise price of outstanding		issuance under equity
	options and rights		options and rights		compensation plans (1)
Plan Category:
Equity compensation plans approved by shareholders (2)	3,076,256		$20.73		2,628,365
Equity compensation plans not approved by shareholders (3)	19,995	(4)(5)	1.07	(5)(6)	112,915

Total	3,096,251		$20.60		2,741,280

(1)	Excludes shares to issued upon exercise of outstanding options and rights.

(2)	The plans that have been approved by our shareholders include the BancorpSouth, Inc. Director Stock Plan, the Executive Performance Incentive Plan, the 1990 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors.

(3)	The plans that have not been approved by our shareholders include the 1998 Stock Option Plan, the 1998 Stock Bonus Agreement with Aubrey B. Patterson and certain plans and agreements assumed in connection with the merger of Business Holding Corporation, which was effective December 31, 2004.

(4)	Includes 14,000 shares held in escrow under the 1998 Stock Bonus Agreement with Mr. Patterson.

(5)	Excludes 2,566 shares to be issued upon exercise of outstanding options awarded under plans and agreements assumed in connection with the mergers of Business Holding Corporation. The weighted average exercise price of these options is $10.71, and no further shares remain available for issuance under these plans.

(6)	Does not reflect shares held in escrow or shares to be issued under the 1998 Stock Bonus Agreement with Mr. Patterson because they have no exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE..
     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference. Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information regarding accountant fees and services appears under the caption “Proposal 2: Ratification of Selection of Auditors” in the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
1.	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:
(2)	Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)

(3)	(a) Articles of Incorporation, as amended and restated. (2)
(b)	Bylaws, as amended and restated. (3)

(c)	Amendment No. 1 to Amended and Restated Bylaws. (4)

(d)	Amendment No. 2 to Amended and Restated Bylaws (5)

(e)	Amendment No. 3 to Amended and Restated Bylaws (5)
(4)	(a) Specimen Common Stock Certificate. (6)
(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)

(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)

(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)

(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

(h)	Junior Subordinated Debt Security Specimen. (10)

(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)

(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a) Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (11)(30)
(b)	1990 Stock Incentive Plan. (12)(30)

(c)	1994 Stock Incentive Plan. (3)(30)

(d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (4)(30)

(e)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (3)(30)

(f)	BancorpSouth, Inc. 1998 Stock Option Plan (15)(30)

(g)	BancorpSouth, Inc. Restoration Plan. (16)(30)

(h)	BancorpSouth, Inc. Deferred Compensation Plan. (16)(30)

(i)	BancorpSouth, Inc. Home Office Incentive Plan. (16)(30)

(j)	Description of Dividend Reinvestment Plan. (7)(30)

(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 30, 1998, and Stock Bonus Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated January 30, 1998. (8)(30)

(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 30, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (9)(30)

(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 30, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(30)

(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000, and Stock Bonus Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (20)(30)

(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (21)(30)

(p)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (22)(30)

(q)	Form of BancorpSouth, Inc. Change in Control Agreement. (23)(30)

(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (24)(30)

(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (25)(30)

(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (24)(30)

(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (24)(30)

(v)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman.(26) (30)

(w)	BancorpSouth, Inc. Change in Control Agreement for L. Nash Allen.*(30)

(x)	Mutual Termination of to be Assumed Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (27)(30)

(y)	Mutual Termination of to be Assumed Executive Salaries Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (27)(30)

(z)	BancorpSouth, Inc. Executive Performance Incentive Plan. (28)(30)

(aa)	Premier Bancorp, Inc. 1998 Stock Option Plan. (29)(30)

(bb)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (29)(30)

(cc)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (29)(30)

(dd)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (29)(30)
(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Independent Accountants.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(12)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (Registration No. 33-43796) and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on Marcfh 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(15)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(17)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-393Filed as an exhibit to the Company’26) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by referenced thereto.

(27)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (Registration No. 333-28081) and incorporated by reference thereto.

(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(29)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(30)	Compensatory plans or arrangements.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.
DATE: February 28, 2007	By:	/s/ Aubrey B. Patterson
Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2007
/s/ L. Nash Allen, Jr. L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007
/s/ Hassell H. Franklin Hassell H. Franklin	Director	February 28, 2007
/s/ W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	February 28, 2007
/s/ James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	February 28, 2007
/s/ Larry G. Kirk Larry G. Kirk	Director	February 28, 2007
/s/ Turner O. Lashlee Turner O. Lashlee	Director	February 28, 2007
Guy W. Mitchell, III	Director	February 28, 2007
/s/ R. Madison Murphy R. Madison Murphy	Director	February 28, 2007

/s/ Robert C. Nolan Robert C. Nolan	Director	February 28, 2007
/s/ W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	February 28, 2007
Alan W. Perry	Director	February 28, 2007
/s/ Travis E. Staub Travis E. Staub	Director	February 28, 2007

INDEX TO EXHIBITS

Exhibit No.		Description
(2)		Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)
(3)	(a)	Articles of Incorporation, as amended and restated. (2)
	(b)	Bylaws, as amended and restated. (3)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (4)
	(d)	Amendment No. 2 to Amended and Restated Bylaws (5)
	(e)	Amendment No. 3 to Amended and Restated Bylaws (5)
(4)	(a)	Specimen Common Stock Certificate. (6)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)
	(d	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(h)	Junior Subordinated Debt Security Specimen. (10)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (11)(30)
	(b)	1990 Stock Incentive Plan. (12)(30)
	(c)	1994 Stock Incentive Plan. (3)(30)
	(d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (4)(30)
	(e)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (3)(30)
	(f)	BancorpSouth, Inc. 1998 Stock Option Plan (15)(30)
	(g)	BancorpSouth, Inc. Restoration Plan. (16)(30)
	(h)	BancorpSouth, Inc. Deferred Compensation Plan. (16)(30)
	(i)	BancorpSouth, Inc. Home Office Incentive Plan. (16)(30)
	(j)	Description of Dividend Reinvestment Plan. (7)(30)
	(k)	Stock Bonus Agreement between BancorpSouth, Inc. and Aubrey B. Patterson, dated January 30, 1998, and Stock Bonus Escrow Agreement between BancorpSouth Bank and Aubrey B. Patterson, dated January 30, 1998. (8)(30)
	(l)	First Amendment, dated January 30, 2000, to Stock Bonus Agreement, dated January 30, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (9)(30)
	(m)	Second Amendment, dated January 31, 2001, to Stock Bonus Agreement, dated January 30, 1998, between BancorpSouth, Inc. and Aubrey B. Patterson. (3)(30)
	(n)	Stock Bonus Agreement between BancorpSouth, Inc. and James V. Kelley, dated April 16, 2000, and Stock Bonus Escrow Agreement between BancorpSouth Bank and James V. Kelley, dated April 16, 2000. (20)(30)
	(o)	Amendment, dated July 24, 2000, to Stock Bonus Agreement, dated April 16, 2000, between BancorpSouth, Inc. and James V. Kelley. (21)(30)
	(p)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (22)(30)
	(q)	Form of BancorpSouth, Inc. Change in Control Agreement. (23)(30)

Exhibit No.	Description
(r)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (24)(30)
(s)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (25)(30)
(t)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (24)(30)
(u)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (24)(30)
(v)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman.(26) (30)
(w)	BancorpSouth, Inc. Change in Control Agreement for L. Nash Allen.*(30)
(x)	Mutual Termination of to be Assumed Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Robert M. Althoff. (27)(30)
(y)	Mutual Termination of to be Assumed Executive Salaries Agreement, Retention Incentive, Non-Competition/Non-Solicitation/Anti-Piracy and Employment Agreement for Dabbs Cavin. (27)(30)
(z)	BancorpSouth, Inc. Executive Performance Incentive Plan. (28)(30)
(aa)	Premier Bancorp, Inc. 1998 Stock Option Plan. (29)(30)
(bb)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (29)(30)
(cc)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (29)(30)
(dd)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (29)(30)
(12)	Statement re computation of per share earnings.*
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Accountants.*
(31.3)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.4)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.3)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.4)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.
     2

(12)	Filed as exhibit 28(a) to the Company’s registration statement on Form S-8 filed on November 1, 1991 (Registration No. 33-43796) and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A filed on Marcfh 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(15)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(17)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (file number 1-12991), and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as exhibits 10.3 and 10.4 to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-393Filed as an exhibit to the Company’26) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2000 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by referenced thereto.

(27)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 6 on Form S-4 filed on January 18, 2002 (Registration No. 333-28081) and incorporated by reference thereto.

(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(29)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(30)	Compensatory plans or arrangements. * Filed herewith.
     3