Form 10-Q
period 2007-03-31
BANCORPSOUTH INC
filed 2007-05-08
CIK 701853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2007, the registrant had outstanding 82,199,061 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, prepayment of Junior Subordinated Debt Securities, valuation of mortgage servicing rights, operating results, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, the Company’s products and services, liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream, the impact of recent accounting pronouncements and the Company’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(1)
	(In thousands)
ASSETS
Cash and due from banks	$292,401	$444,033
Interest bearing deposits with other banks	11,390	7,418
Held-to-maturity securities, at amortized cost	1,693,329	1,723,420
Available-for-sale securities, at fair value	1,102,248	1,041,999
Federal funds sold and securities purchased under agreement to resell	225,055	145,957
Loans and leases	8,785,170	7,917,523
Less: Unearned income	46,064	46,052
Allowance for credit losses	104,687	98,834

Net loans	8,634,419	7,772,637
Loans held for sale	63,291	89,323
Premises and equipment, net	306,659	287,215
Accrued interest receivable	94,854	89,090
Goodwill	250,337	143,718
Other assets	286,675	295,711

TOTAL ASSETS	$12,960,658	$12,040,521

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,787,365	$1,817,223
Interest bearing	3,312,765	2,856,295
Savings	743,767	715,587
Other time	4,815,596	4,321,473

Total deposits	10,659,493	9,710,578
Federal funds purchased and securities sold under agreement to repurchase	702,837	672,438
Short-term Federal Home Loan Bank borrowings	—	200,000
Accrued interest payable	42,231	36,270
Junior subordinated debt securities	163,405	144,847
Long-term Federal Home Loan Bank borrowings	152,186	135,707
Other liabilities	114,503	114,096

TOTAL LIABILITIES	11,834,655	11,013,936

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value
Authorized - 500,000,000 shares, Issued - 79,131,256 and 79,237,345 shares, respectively	205,447	197,774
Capital surplus	186,089	113,721
Accumulated other comprehensive loss	(23,120)	(24,742)
Retained earnings	757,587	739,832

TOTAL SHAREHOLDERS’ EQUITY	1,126,003	1,026,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,960,658	$12,040,521

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$153,241	$127,200
Deposits with other banks	286	141
Federal funds sold and securities purchased under agreement to resell	2,511	2,846
Held-to-maturity securities:
Taxable	16,705	14,323
Tax-exempt	2,015	1,887
Available-for-sale securities:
Taxable	9,592	10,904
Tax-exempt	1,115	1,363
Loans held for sale	1,675	1,238

Total interest revenue	187,140	159,902

INTEREST EXPENSE:
Deposits:
Interest bearing demand	19,887	13,790
Savings	2,383	1,693
Other time	51,985	37,650
Federal funds purchased and securities sold under agreement to repurchase	7,824	5,902
Other	6,393	4,938

Total interest expense	88,472	63,973

Net interest revenue	98,668	95,929
Provision for credit losses	1,355	(3,860)

Net interest revenue, after provision for credit losses	97,313	99,789

NONINTEREST REVENUE:
Mortgage lending	1,779	3,176
Credit card, debit card and merchant fees	5,720	4,973
Service charges	16,550	15,450
Trust income	2,214	2,016
Security gains, net	7	10
Insurance commissions	19,794	16,322
Other	12,295	10,823

Total noninterest revenue	58,359	52,770

NONINTEREST EXPENSE:
Salaries and employee benefits	63,628	57,573
Occupancy, net of rental income	8,463	7,442
Equipment	6,026	5,763
Other	27,493	25,230

Total noninterest expense	105,610	96,008

Income before income taxes	50,062	56,551
Income tax expense	16,485	18,806

Net income	$33,577	$37,745

Earnings per share: Basic	$0.42	$0.48

Diluted	$0.42	$0.47

Dividends declared per common share	$0.20	$0.19

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$33,577	$37,745
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,355	(3,860)
Depreciation and amortization	6,796	6,165
Deferred taxes	2,123	8,986
Amortization of intangibles	1,065	1,206
Amortization of debt securities premium and discount, net	2,220	3,356
Security gains, net	(7)	(10)
Net deferred loan origination expense	(2,043)	(1,728)
Incremental tax benefit from exercise of stock options	(61)	—
Increase in interest receivable	(1,670)	(6,886)
Increase in interest payable	3,570	4,057
Realized gain on student loans sold	(2,133)	(2,406)
Proceeds from student loans sold	79,726	89,842
Origination of student loans held for sale	(36,567)	(45,912)
Realized gain on mortgages sold	(2,203)	(1,546)
Proceeds from mortgages sold	170,234	110,071
Origination of mortgages held for sale	(173,603)	(114,299)
Increase in bank-owned life insurance	(1,652)	(5,958)
Other, net	7,156	(8,877)

Net cash provided by operating activities	87,883	69,946

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	63,029	86,126
Proceeds from calls and maturties of available-for-sale securities	108,436	108,169
Proceeds from sales of available-for-sale and trading securities	—	—
Purchases of held-to-maturity securities	(33,271)	(451,766)
Purchases of available-for-sale securities	(151,399)	(94,897)
Net decrease (increase) in short-term investments	(76,289)	185,233
Net increase in loans and leases	(92,860)	(29,627)
Purchases of premises and equipment	(6,434)	(15,627)
Proceeds from sale of premises and equipment	576	2,409
Net cash paid for acquisitions	(59,213)	(475)
Other, net	1,148	3,220

Net cash used in investing activities	(246,277)	(207,235)

Financing activities:
Net increase in deposits	348,778	185,945
Net decrease in short-term debt and other liabilities	(313,925)	(106,753)
Repayment of long-term debt	(2,521)	(371)
Issuance of common stock	575	1,276
Purchase of common stock	(5,850)	(2,968)
Incremental tax benefit from exercise of stock options	61	—
Payment of cash dividends	(16,384)	(14,956)

Net cash provided by financing activities	10,734	62,173

Decrease in cash and cash equivalents	(147,660)	(75,116)
Cash and cash equivalents at beginning of period	451,451	468,468

Cash and cash equivalents at end of period	$303,791	$393,352

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain 2006 amounts have been reclassified to conform with the 2007 presentation. Also, beginning March 1, 2007, the financial statements include the accounts of The Signature Bank. See Note 12, Business Combinations, for further information regarding Signature Bank.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Signature Bank, BancorpSouth Bank and Risk Advantage, Inc., and BancorpSouth Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.
NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2007	2006	2006
		(In thousands)
Commercial and agricultural	$1,185,919	$922,152	$968,915
Consumer and installment	618,569	377,204	388,212
Real estate mortgage:
One to four family	2,355,265	2,557,335	2,690,893
Other	4,292,268	3,244,839	3,514,598
Lease financing	297,219	298,336	312,313
Other	35,930	33,290	42,592

Total	$8,785,170	$7,433,156	$7,917,523

The following table presents information concerning non-performing loans as of the dates indicated:

	March 31,		December 31,
	2007	2006	2006
		(In thousands)
Non-accrual loans	$10,128	$10,157	$6,603
Loans 90 days or more past due	12,749	13,661	15,282
Restructured loans	1,312	2,197	1,571

Total non-performing loans	$24,189	$26,015	$23,456

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2007	2006	2006
		(In thousands)
Balance at beginning of period	$98,834	$101,500	$101,500
Provision charged to expense	1,355	(3,860)	8,577
Recoveries	963	915	4,860
Loans and leases charged off	(2,610)	(2,538)	(16,103)
Acquisitions	6,145	—	—

Balance at end of period	$104,687	$96,017	$98,834

NOTE 4 – SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at March 31, 2007:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Treasury	$—	$—	$10,013	$17	$10,013	$17
U.S. Government agencies	24,470	519	897,335	14,640	921,805	15,159
Obligations of states and political subdivisions	5,882	153	66,973	1,084	72,855	1,237

Total	$30,352	$672	$974,321	$15,741	$1,004,673	$16,413

Available-for-sale securities:
U.S. Government agencies	$31,186	$74	$673,495	$15,066	$704,681	$15,140
Obligations of states and political subdivisions	435	1	5,902	84	6,337	85
Other	—	—	—	—	—	—

Total	$31,621	$75	$679,397	$15,150	$711,018	$15,225

Based upon review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
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

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$33,577	79,456	$0.42	$37,745	79,212	$0.48

Effect of dilutive share-based awards	—	436		—	330

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$33,577	79,892	$0.42	$37,745	79,542	$0.47

NOTE 6 – COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2007			2006
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$2,626	$(1,004)	$1,622	$(1,079)	$414	$(665)
Less: Reclassification adjustment for net (gains) losses realized in net income	—	—	—	(8)	3	(5)

Other comprehensive income (loss)	$2,626	$(1,004)	$1,622	$(1,087)	$417	$(670)

Net income			33,577			37,745

Comprehensive income			$35,199			$37,075

NOTE 7 – JUNIOR SUBORDINATED DEBT SECURITIES
In 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032 and are callable at the option of the Company after January 28, 2007.
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
Pursuant to the merger with American State Bank Corporation on December 1, 2005, the Company assumed the liability for $6,702,000 in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust. American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any July 7, October 7, January 7 or April 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.80%.
Pursuant to the merger with City Bancorp on March 1, 2007, the Company assumed the liability for $8,248,000 in Junior Subordinated Debt Securities issued to Signature Bancshares Preferred Trust I, a statutory trust. Signature Bancshares Preferred Trust I used the proceeds from the issuance of 8,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on October 8, 2033, and are callable at the option of the Company, in whole or in part, on any January 8, April 8, July 8 or October 8 on or after October 8, 2008. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 3.00%.
Pursuant to the merger with City Bancorp on March 1, 2007, the Company also assumed the liability for $10,310,000 in Junior Subordinated Debt Securities issued to City Bancorp Preferred Trust I, a statutory trust. City Bancorp Preferred Trust I used the proceeds from the issuance of 10,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on March 15, 2035, and are callable at the option of the Company, in whole or in part, on any March 15, June 15, September 15, or December 15 on or after March 15, 2010. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.2%.
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2007 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2006	$105,083	$38,635	$143,718
Goodwill acquired during the period	106,619	—	106,619

Balance as of March 31, 2007	$211,702	$38,635	$250,337

All intangible assets related to the City Bancorp acquisition were included as goodwill at March 31, 2007. Further allocation of goodwill related to the acquisition to identifiable intangible assets will be made as additional information is obtained.
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$20,699	$12,219	$20,699	$11,706
Customer relationship intangibles	23,164	10,962	23,164	10,412
Non-solicitation intangibles	65	59	65	57

Total	$43,928	$23,240	$43,928	$22,175

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$513	$583
Customer relationship intangibles	550	625
Non-solicitation intangibles	2	8

Total	$1,065	$1,216

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2007 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
		(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2007	$2,014	$2,048	$8	$4,070
For year ended December 31, 2008	1,735	1,782	—	3,517
For year ended December 31, 2009	1,545	1,555	—	3,100
For year ended December 31, 2010	1,207	1,360	—	2,567
For year ended December 31, 2011	971	1,194	—	2,165
NOTE 9 – PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended
	March 31,
	2007	2006
	(In thousands)
Service cost	$1,738	$1,743
Interest cost	1,442	1,328
Expected return on assets	(1,731)	(1,500)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	60	60
Recognized net (gain) loss	350	412

Net periodic benefit costs	$1,864	$2,048

NOTE 10 – RECENT PRONOUNCEMENTS
In February 2006, Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has had no material impact on the financial position or results of operations of the Company.
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
In February, 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on the financial position of the Company.

NOTE 11 – ADOPTION OF FIN 48
The Company files income tax returns in the U.S. Federal jurisdiction and various states jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by tax authorities for years before 2003. However, taxing authorities have the ability to review prior tax years to the extent of tax attributes carrying forward to the open tax years.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $355,000 increase in the liability for unrecognized tax benefits. The total balance of unrecognized tax benefits at January 1, 2007 was approximately $540,000. The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in other noninterest expense. The Company had recognized approximately $185,000 for the payment of interest accrued and penalties at January 1, 2007. The adoption of FIN 48 had no impact on the Company’s retained earnings.
NOTE 12 – BUSINESS COMBINATIONS
On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Consideration paid to complete this transaction consisted of 3,279,484 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $82,523,000. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
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
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2007 and 2006 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended March 31, 2007:
Results of Operations
Net interest revenue	$88,503	$10,165	$98,668
Provision for credit losses	1,343	12	1,355

Net interest revenue after provision for credit losses	87,160	10,153	97,313
Noninterest revenue	28,657	29,702	58,359
Noninterest expense	66,996	38,614	105,610

Income before income taxes	48,821	1,241	50,062
Income taxes	16,076	409	16,485

Net income	$32,745	$832	$33,577

Selected Financial Information
Total assets (at end of period)	$10,835,755	$2,124,903	$12,960,658
Depreciation and amortization	6,431	1,438	7,869

Three months ended March 31, 2006:
Results of Operations
Net interest revenue	$86,941	$8,988	$95,929
Provision for credit losses	(3,859)	(1)	(3,860)

Net interest revenue after provision for credit losses	90,800	8,989	99,789
Noninterest revenue	24,639	28,131	52,770
Noninterest expense	61,098	34,910	96,008

Income before income taxes	54,341	2,210	56,551
Income taxes	18,071	735	18,806

Net income	$36,270	$1,475	$37,745

Selected Financial Information
Total assets (at end of period)	$9,906,646	$1,983,270	$11,889,916
Depreciation and amortization	6,092	1,298	7,390
NOTE 14 – MORTGAGE SERVICING RIGHTS
          Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining the fair value of the MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and the assumptions used are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2007	2006
	(In thousands)
Fair value as of January 1	$35,286	$36,456
Additions:
Origination of servicing assets	1,070	1,277
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(1,802)	63
Other changes in fair value	(7)	(9)

Fair value as of March 31	$34,547	$37,787

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.03 million and $2.02 million and servicing fees and late and other ancillary fees of $262,000 and $248,000 for the quarters ended March 31, 2007 and 2006, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $13.0 billion in assets headquartered in Tupelo, Mississippi. BancorpSouth Bank, a wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Florida. During the first quarter of 2007, the Company entered the Missouri market through a merger with City Bancorp, a bank holding company headquartered in Springfield, Missouri. City Bancorp’s subsidiary, The Signature Bank, is currently operating as a subsidiary of the Company. BancorpSouth Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. Signature Bank provides commercial banking, mortgage origination and brokerage services to corporate customers, local governments, individuals and other financial institutions through branches and offices in Springfield and the St. Louis market.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Most of the revenue of the Company is derived from the operation of its banking subsidiaries. The financial condition and operating results of the banks are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic cycles on loan demand and creditworthiness of existing borrowers. The financial services industry is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months ended March 31, 2007 and 2006. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	March 31,
	2007	2006	% Change
(Dollars in thousands, except per share amounts)
Net income	$33,577	$37,745	(11.04)%
Net income per share:
Basic	$0.42	$0.48	(12.50)
Diluted	$0.42	$0.47	(10.64)
Return on average assets (annualized)	1.11%	1.30%	(14.62)
Return on average shareholders’ equity (annualized)	12.90%	15.72%	(17.94)
Net income decreased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The Company’s primary source of revenue, net interest revenue earned by its subsidiary banks, reflected continued positive trends for the three months ended March 31, 2007 compared to the same period of 2006. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of its banking subsidiaries’ markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. These factors combined to increase the Company’s net interest revenue to $98.67 million for the first quarter of 2007, a $2.74 million, or 2.86%, increase from $95.93 million for the first quarter of 2006. While the increase in net interest revenue during the first quarter of 2007 compared to the first quarter of 2006 positively impacted net income, the provision for credit losses increased in the first quarter of 2007 compared to the first quarter of 2006, negatively impacting net income. The provision for credit losses was $1.36 million for the first quarter of 2007 compared to a negative provision for credit losses of $3.87 million for the first quarter of 2006. During the first quarter of 2006, the Company reduced its previous allowance for credit losses related to Hurricane Katrina by $4.77 million, as the impact of the hurricane on the Company’s customers had been less than originally estimated.
The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. This diversification strategy resulted in an overall increase in noninterest revenue of 10.57% for the first quarter 2007, compared to the same period in 2006. One of the primary contributors to the increase in noninterest revenue was insurance commissions, which increased 21.27% for the first quarter of 2007 compared to the same period in 2006. While insurance commission revenue increased, the Company’s mortgage lending revenue decreased during the first quarter of 2007 compared to the same period in 2006. The decrease in mortgage lending revenue primarily resulted from the impact of a $1.80 million net decrease in the fair value of the Company’s mortgage servicing asset for the first quarter of 2007 compared to a $52,000 net increase in the fair value of the Company’s mortgage servicing asset during the first quarter of 2006.
Improved asset quality resulted in annualized net charge-offs falling to 0.08% of average loans for the first quarter of 2007 from 0.09% of average loans for the first quarter of 2006. Noninterest expense totaled $105.61 million for the first quarter of 2007 compared to $96.01 million for the first quarter of 2006, an increase of $9.60 million, or 10.00%. The increase in noninterest expense for the first quarter of 2007 resulted primarily from increased costs related to additional locations and facilities added since March 31, 2006 as well as the impact of costs related to the integration and operation of Signature Bank that was acquired on March 1, 2007. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the three months ended March 31, 2007, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
Net interest revenue was $101.18 million for the three months ended March 31, 2007, compared to $98.34 million for the same period in 2006, representing an increase of $2.84 million, or 2.89%. The increase in net interest revenue for the first quarter of 2007 is primarily a result of growth in loans made by the Company’s subsidiary banks in a rising interest rate environment and its continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
Interest revenue increased $27.34 million, or 16.84%, to $189.65 million for the three months ended March 31, 2007 from $162.31 million for the three months ended March 31, 2006. The increase in interest revenue for the three months ended March 31, 2007 is attributable to a $541.51 million, or 5.07%, increase in average interest earning assets to $11.23 billion for the first quarter of 2007 from $10.68 billion for the first quarter of 2006 and an increase in the yield of those assets of 69 basis points to 6.85% for the first quarter of 2007 from 6.16% for the first quarter of 2006.
Interest expense increased $24.50 million, or 38.30%, to $88.47 million for the three months ended March 31, 2007 from $63.97 million for the three months ended March 31, 2006. This increase in interest expense is attributable to a larger amount of interest bearing liabilities and a higher average rate paid on those liabilities for the three months ended March 31, 2007 as compared to the same periods ended March 31, 2006. Average interest bearing liabilities increased $519.58 million, or 5.83%, to $9.43 billion for the first quarter of 2007 from $8.91 billion for the first quarter of 2006. The average rate paid on those liabilities also increased 89 basis points to 3.80% for the first quarter of 2007 from 2.91% for the first quarter of 2006.
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
Net interest margin for the first quarter of 2007 and 2006 was 3.66% and 3.73%, respectively, representing a decrease of 7 basis points. Net interest rate spread for the first quarter of 2007 was 3.05%, a decrease of 20 basis points from 3.25% for the same period of 2006. The decrease in the net interest rate spread and net interest margin for the first quarter of 2007 as compared to the same period of 2006 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.91% for the first quarter of 2006 to 3.80% for the first quarter of 2007, than the increase in the average rate earned on interest earning assets from 6.16% for the first quarter of 2006 to 6.85% for the first quarter of 2007. While the average rate paid on interest bearing liabilities increased at a larger rate than the average rate earned on interest earning assets, the earning asset yield increase for the first quarter of 2007 was a result of favorable economic activity throughout most of the Company’s subsidiary banks’ markets, resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments.

Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at March 31, 2007:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$11,390	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	225,055	—	—	—
Held-to-maturity securities	15,014	158,587	1,134,783	384,945
Available-for-sale and trading securities	146,082	220,674	342,652	392,840
Loans and leases, net of unearned income	4,290,628	1,632,405	2,667,330	148,743
Loans held for sale	63,291	—	—	—

Total interest earning assets	4,751,460	2,011,666	4,144,765	926,528

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,865,186	191,346	—	—
Other time deposits	1,246,559	2,457,691	1,110,533	813
Federal funds purchased and securities sold under agreement to repurchase and other short-term FHLB borrowings	702,837	—	—	—
Long-term FHLB borrowings and junior subordinated debt securities	10,555	59,886	20,303	224,847
Other	7	88	141	65

Total interest bearing liabilities	5,825,144	2,709,011	1,130,977	225,725

Interest rate sensitivity gap	$(1,073,684)	$(697,345)	$3,013,788	$700,803

Cumulative interest sensitivity gap	$(1,073,684)	$(1,771,029)	$1,242,759	$1,943,562

Provision for Credit Losses and Allowance for Credit Losses
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Company’s subsidiary banks employ a systematic methodology for determining the allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the banks include loan and lease growth, changes in nonperforming and past due loans and leases, historical loan and lease loss experience, delinquencies, management’s assessment of loan and lease portfolio quality, the value of collateral and concentrations of loans and leases to specific borrowers or industries. Some of the qualitative factors that the banks consider include existing general economic conditions and the inherent risks of individual loans and leases.
The allowance for credit losses is based principally upon the banks’ loan and lease classification system, delinquencies and historic loss rates. The banks have a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the banks, which provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan-to-collateral values and borrower creditworthiness). Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as management deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
The Company’s provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at March 31, 2007 and 2006, net charge-offs and net charge-offs as a percentage of average loans and leases for the three months ended March 31, 2007 and 2006 are shown in the following table:

	Three months ended
	March 31,
	2007	2006	% Change
	(Dollars in thousands)
Provision for credit losses	$1,355	$(3,860)	135.10%
Allowance for credit losses as a percentage of loans and leases outstanding at period-end	1.20%	1.30%	(7.69)
Net charge-offs	$1,647	$1,623	1.48
Net charge-offs as a percentage of average loans and leases (annualized)	0.08%	0.09%	(11.11)
The increase in the provision for credit losses reflects the first quarter of 2006 $4.77 million pre-tax reduction in the allowance for credit losses related to Hurricane Katrina’s impact on the Mississippi Gulf Coast region, which was originally recorded in the third quarter of 2005.
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

	March 31,				December 31,
	2007		2006		2006
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$13,406	13.50%	$11,252	12.41%	$11,361	12.24%
Consumer and installment	6,419	7.04%	8,330	5.07%	6,665	4.90%
Real estate mortgage	81,827	75.67%	73,146	78.06%	77,279	78.38%
Lease financing	2,740	3.38%	2,983	4.01%	2,896	3.94%
Other	295	0.41%	306	0.45%	633	0.54%

Total	$104,687	100.00%	$96,017	100.00%	$98,834	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period	$98,834	$101,500	$101,500

Loans and leases charged off:
Commercial and agricultural	(632)	(112)	(1,479)
Consumer and installment	(1,453)	(1,062)	(5,305)
Real estate mortgage	(525)	(1,357)	(8,790)
Lease financing	—	(7)	(529)

Total loans charged off	(2,610)	(2,538)	(16,103)

Recoveries:
Commercial and agricultural	135	96	1,739
Consumer and installment	397	720	2,401
Real estate mortgage	258	95	658
Lease financing	173	4	62

Total recoveries	963	915	4,860

Net charge-offs	(1,647)	(1,623)	(11,243)

Provision charged (credited) to operating expense	1,355	(3,860)	8,577
Acquisitions	6,145	—	—

Balance, end of period	$104,687	$96,017	$98,834

Average loans for period	$8,150,205	$7,371,764	$7,579,935

Ratios:
Net charge-offs to average loans (annualized)	0.08%	0.09%	0.15%

Noninterest Revenue
The components of noninterest revenue for the three months ended March 31, 2007 and 2006 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2007	2006	% Change
	(Dollars in thousands)
Mortgage lending	$1,779	$3,176	(43.99)%
Credit card, debit card and merchant fees	5,720	4,973	15.02
Service charges	16,550	15,450	7.12
Trust income	2,214	2,016	9.82
Securities gains, net	7	10	(30.00)
Insurance commissions	19,794	16,322	21.27
Other	12,295	10,823	13.60

Total noninterest revenue	$58,359	$52,770	10.59%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $186.93 million and $122.31 million produced origination revenue of $1.29 million and $860,000 for the quarter ended March 31, 2007 and 2006, respectively. Increased origination volume for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 resulted in higher revenue for the three months ended March 31, 2007 as compared to the same period in 2006.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.29 million and $2.27 million for the quarter ended March 31, 2007 and 2006, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Based on this sensitivity to interest rates, the fair value on MSRs declined $1.80 million for the quarter ended March 31, 2007 while the fair value on MSRs increased $52,000 for the quarter ended March 31, 2006.
Credit card, debit card and merchant fees increased as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts increased for the three months ending March 31, 2007 as compared to the three months ending March 31, 2006 because of higher volumes of items processed and growth in the number of deposit accounts. Trust income increased 9.82% for the first quarter of 2007 compared to the first quarter of 2006 as a result of increases in the value of assets under care (either managed or in custody). The increase in insurance commissions is primarily a result of the increase in policies written since March 31, 2006, including substantial new business generated in the Mississippi Gulf Coast, coupled with higher policy premiums.
Contributing to the growth in other noninterest revenue for the first quarter of 2007 compared to the first quarter of 2006 were increases in analysis charges, check printing fees, brokerage revenue, ATM and debit card interchange revenue and gains related to sales of fixed assets. As has been its practice of recent years, the Company sold its inventory of originated student loans in the first quarter of 2007. This resulted in a gain of $2.13 million in 2007 compared to a gain of $2.41 million in the first quarter of 2006.

Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2007 and 2006 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$63,628	$57,573	10.52%
Occupancy, net of rental income	8,463	7,442	13.72
Equipment	6,026	5,763	4.56
Other	27,493	25,230	8.97

Total noninterest expense	$105,610	$96,008	10.00%

Salaries and employee benefits expense for the three months ended March 31, 2007 increased compared to the same period in 2006, primarily as a result of the hiring of employees to staff locations and facilities added during 2006, as well as the salaries and employee benefits of employees of Signature Bank added on March 1, 2007. Occupancy expense also increased on a comparable three-month period basis primarily because of additional locations and facilities opened since March 31, 2006, including the addition of Signature Bank facilities in March of 2007. Equipment expense increased for the comparable three-month periods because of increased depreciation related to the equipment purchased since March 2006. The renovation and reconstruction of facilities, along with new equipment purchased as a result of the destruction of Hurricane Katrina, contributed to the increased facility and equipment depreciation expense in the first quarter of 2007. The increase in other noninterest expense primarily reflect normal increases and general inflation in the cost of services and supplies purchased by the Company during the first three months of 2007 compared to the first three months of 2006.
Income Tax
Income tax expense was $16.49 million for the first quarter of 2007, a 12.34% decrease from $18.81 million for the first quarter of 2006. This decrease was primarily the result of the decrease in net income before tax, which decreased 11.47% for the first quarter of 2007 compared to the first quarter of 2006. The effective tax rates for the first quarter of 2007 and 2006 remained relatively stable at 32.93% and 33.25%, respectively.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2007 were $11.83 billion, or 91.31% of total assets, compared with $10.88 billion, or 90.37% of total assets, at December 31, 2006.
The Company uses the subsidiary banks’ securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2007 were $1.69 billion, compared with $1.72 billion at December 31, 2006, a 1.75% decrease. Available-for-sale securities were $1.10 billion at March 31, 2007, compared to $1.04 billion at December 31, 2006, a 5.78% increase.
The subsidiary banks’ loan and lease portfolio makes up the single largest component of the Company’s earning assets. The banks’ lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the banks’ loan officers, real estate broker referrals, mortgage loan companies, current depositors and loan customers, builders, attorneys, walk-in customers and, in some instances, other lenders. The banks have established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned income, totaled $8.74 billion at March 31, 2007, which represented an 11.02% increase from $7.87 billion at December 31, 2006. The acquisition of Signature Bank on March 1, 2007 contributed $773.47 million of the increase in loans and leases, net of unearned income.
At March 31, 2007, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company does conduct a significant portion of its business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is to some extent dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At March 31, 2007, no loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Non-performing loans were 0.28% of loans and leases, net of unearned income, at March 31, 2007 and 0.30% of loans and leases, net of unearned income, at December 31, 2006.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the subsidiary banks continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $10.66 billion at March 31, 2007 as compared to $9.71 billion at December 31, 2006, representing a 9.77% increase. Noninterest bearing demand deposits decreased by $29.86 million, or 1.64%, to $1.79 billion at March 31, 2007 from $1.82 billion at December 31, 2006, and interest bearing demand, savings and time deposits increased $978.77 million, or 12.40%, to $8.87 billion at March 31, 2007 from $7.89 billion at December 31, 2006. The acquisition of Signature Bank on March 1, 2007 contributed $544.20 million of the increase in interest bearing demand, savings and time deposits.
Liquidity and Capital Resources
One of the Company’s goals is to provide adequate funds to meet increases in loan demand or any potential increase in the normal level of deposit withdrawals. The Company accomplishes this goal primarily by generating cash from the banks’ operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds. Management believes that the banks’ traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations over both the short-term and the long-term.

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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 11.08% and 12.21%, respectively, at March 31, 2007. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at March 31, 2007. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.57% at March 31, 2007, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. BancorpSouth Bank met the criteria for the “well capitalized” category at March 31, 2007 as its Tier I capital, total capital and leverage capital ratios were 10.78%, 11.93% and 7.75%, respectively. Signature Bank met the criteria for the “well capitalized” category at March 31, 2007 as its Tier I capital, total capital and leverage capital ratios were 9.80%, 10.76% and 10.04%, respectively.
There are various legal and regulatory limits on the extent to which the banks may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to cause a material adverse effect with regard to its ability to meet its cash obligations.

Uses of Capital
The Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger with City Bancorp was completed on March 1, 2007 and the consideration in that transaction was a combination of shares of the Company’s common stock and cash.
On April 27, 2005, the Company announced a stock repurchase program whereby the Company could acquire up to three million shares of its common stock. At the time of the expiration of this plan on April 30, 2007, the Company had repurchased 1,006,000 shares of the three million shares authorized under this plan. From January 1, 2001 through March 31, 2007, the Company repurchased approximately 11.5 million shares of its common stock under various repurchase plans authorized by the Company’s Board of Directors. On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the terms of the program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” included herein for information about the Company’s repurchases during the three months ended March 31, 2007.
In 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve Board guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.
The Company assumed $9.28 million in Junior Subordinated Debt Securities and the related $9.00 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation. The Company also assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation. Furthermore, the Company assumed $18.56 million in Junior Subordinated Debt Securities and the related $18.00 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp. For more information, see Note 7 to the Company’s Consolidated Financial Statements included elsewhere in this report. The Company’s aggregate $33.50 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
Certain Litigation Contingencies
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in eight states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2007, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended March 31, 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
January 1 - January 31	—	$—	—	2,239,500
February 1 - February 28	225,500	25.94	225,500	2,014,000
March 1 - March 31	—	—	—	2,014,000

Total	225,500

(1)	On April 27, 2005, the Company announced a stock repurchase program pursuant to which the Company may purchase up to three million shares of its common stock prior to April 30, 2007. During the three months ended March 31, 2007, the Company terminated no repurchase plans or programs prior to expiration. On March 21, 2007, the Company announced a new stock repurchase program. For more information, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Uses of Capital.”
There are various legal and regulatory limits on the extent to which the banks may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Company does not expect these limitations to cause a material adverse effect with regard to its ability to meet its cash obligations.
ITEM 6. EXHIBITS.

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	Form of Performance Share Award Agreement. (10)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report of Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: May 8, 2007	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	Form of Performance Share Award Agreement. (10)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibits 3.1 and 3.2 to the Company’s registration statement on Form S-4 filed on January 6, 1995 (Registration No. 33-88274) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report of Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.