Form 10-Q
period 2007-06-30
BANCORPSOUTH INC
filed 2007-08-07
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-12991
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
Yes ☐ No ☑
As of July 31, 2007, the registrant had outstanding 82,157,468 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, prepayment of Junior Subordinated Debt Securities, unrecognized tax benefits, effective tax rates, credit losses, valuation of mortgage servicing rights, operating results, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream, the impact of recent accounting pronouncements and the Company’s future growth and profitability. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$301,899	$444,033
Interest bearing deposits with other banks	13,143	7,418
Held-to-maturity securities, at amortized cost	1,785,468	1,723,420
Available-for-sale securities, at fair value	1,138,890	1,041,999
Federal funds sold and securities purchased under agreement to resell	22,895	145,957
Loans and leases	9,012,362	7,917,523
Less: Unearned income	46,082	46,052
Allowance for credit losses	109,328	98,834

Net loans	8,856,952	7,772,637
Loans held for sale	85,627	89,323
Premises and equipment, net	308,248	287,215
Accrued interest receivable	95,577	89,090
Goodwill	249,426	143,718
Other assets	350,968	295,711

TOTAL ASSETS	$13,209,093	$12,040,521

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,756,652	$1,817,223
Interest bearing	3,185,461	2,856,295
Savings	727,106	715,587
Other time	4,767,701	4,321,473

Total deposits	10,436,920	9,710,578
Federal funds purchased and securities sold under agreement to repurchase	746,182	672,438
Short-term Federal Home Loan Bank borrowings	400,000	200,000
Accrued interest payable	44,260	36,270
Junior subordinated debt securities	163,405	144,847
Long-term Federal Home Loan Bank borrowings	145,146	135,707
Other liabilities	132,900	114,096

TOTAL LIABILITIES	12,068,813	11,013,936

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized — 500,000,000 shares, Issued — 82,170,342 and 79,109,573 shares, respectively	205,426	197,774
Capital surplus	190,043	113,721
Accumulated other comprehensive loss	(26,270)	(24,742)
Retained earnings	771,081	739,832

TOTAL SHAREHOLDERS’ EQUITY	1,140,280	1,026,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,209,093	$12,040,521

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$169,717	$134,569	$322,958	$261,769
Deposits with other banks	268	176	554	317
Federal funds sold and securities purchased under agreement to resell	633	976	3,144	3,822
Held-to-maturity securities:
Taxable	16,962	16,048	33,667	30,371
Tax-exempt	2,044	2,077	4,059	3,964
Available-for-sale securities:
Taxable	10,839	11,389	20,431	22,293
Tax-exempt	1,010	1,276	2,125	2,639
Loans held for sale	1,082	871	2,757	2,109

Total interest revenue	202,555	167,382	389,695	327,284

INTEREST EXPENSE:
Deposits:
Interest bearing demand	21,992	14,613	41,879	28,402
Savings	2,481	2,044	4,864	3,738
Other time	55,459	40,773	107,444	78,423
Federal funds purchased and securities sold under agreement to repurchase	9,283	6,549	17,107	12,451
Other	6,682	6,182	13,075	11,120

Total interest expense	95,897	70,161	184,369	134,134

Net interest revenue	106,658	97,221	205,326	193,150
Provision for credit losses	7,843	3,586	9,198	(274)

Net interest revenue, after provision for credit losses	98,815	93,635	196,128	193,424

NONINTEREST REVENUE:
Mortgage lending	5,484	3,720	7,263	6,896
Credit card, debit card and merchant fees	7,391	6,408	14,265	12,541
Service charges	17,677	16,323	33,073	30,615
Trust income	2,457	2,325	4,671	4,341
Security gains, net	10	17	17	27
Insurance commissions	17,665	14,841	37,459	31,162
Other	9,548	9,966	21,843	20,788

Total noninterest revenue	60,232	53,600	118,591	106,370

NONINTEREST EXPENSE:
Salaries and employee benefits	63,851	58,376	127,479	115,949
Occupancy, net of rental income	8,709	7,759	17,172	15,201
Equipment	6,053	5,822	12,079	11,585
Other	27,315	26,387	54,808	51,617

Total noninterest expense	105,928	98,344	211,538	194,352

Income before income taxes	53,119	48,891	103,181	105,442
Income tax expense	17,238	13,392	33,723	32,198

Net income	$35,881	$35,499	$69,458	$73,244

Earnings per share: Basic	$0.44	$0.45	$0.86	$0.93

Diluted	$0.43	$0.45	$0.86	$0.92

Dividends declared per common share	$0.21	$0.20	$0.41	$0.39

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$69,458	$73,244
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,198	(274)
Depreciation and amortization	13,745	12,282
Deferred taxes	1,173	(3,256)
Amortization of intangibles	2,406	2,388
Amortization of debt securities premium and discount, net	3,670	7,005
Security gains, net	(17)	(27)
Net deferred loan origination expense	(4,093)	(3,612)
Incremental tax benefit from exercise of stock options	(670)	—
Increase in interest receivable	(2,393)	(4,847)
Increase in interest payable	5,599	4,233
Realized gain on student loans sold	(2,158)	(2,477)
Proceeds from student loans sold	80,593	92,561
Origination of student loans held for sale	(46,240)	(54,956)
Realized gain on mortgages sold	(5,162)	(3,128)
Proceeds from mortgages sold	407,978	260,648
Origination of mortgages held for sale	(421,911)	(269,635)
Increase in bank-owned life insurance	(3,406)	(3,045)
Other, net	(27,681)	(14,899)

Net cash provided by operating activities	80,089	92,205

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	79,043	241,024
Proceeds from calls and maturties of available-for-sale securities	302,399	177,541
Proceeds from sales of available-for-sale and trading securities	—	250
Purchases of held-to-maturity securities	(141,788)	(521,339)
Purchases of available-for-sale securities	(388,836)	(103,476)
Net decrease in short-term investments	125,871	305,350
Net increase in loans and leases	(322,640)	(202,804)
Purchases of premises and equipment	(15,030)	(30,244)
Proceeds from sale of premises and equipment	667	467
Net cash paid for acquisitions	(59,862)	(3,688)
Other, net	(1,243)	2,268

Net cash used in investing activities	(421,419)	(134,651)

Financing activities:
Net increase (decrease) in deposits	123,927	(51,024)
Net increase in short-term debt and other liabilities	129,386	100,106
Repayment of long-term debt	(9,561)	(749)
Issuance of common stock	4,339	4,009
Purchase of common stock	(10,846)	(10,143)
Incremental tax benefit from exercise of stock options	670	—
Payment of cash dividends	(32,994)	(39,716)

Net cash provided by financing activities	204,921	2,483

Decrease in cash and cash equivalents	(136,409)	(39,963)
Cash and cash equivalents at beginning of period	451,451	468,468

Cash and cash equivalents at end of period	$315,042	$428,505

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain 2006 amounts have been reclassified to conform with the 2007 presentation. Also, beginning March 1, 2007, the financial statements include the accounts of The Signature Bank. See Note 12, Business Combinations, for further information regarding The Signature Bank.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries as of June 30, 2007, The Signature Bank (which merged with and into BancorpSouth Bank effective July 1, 2007), BancorpSouth Bank and Risk Advantage, Inc., and BancorpSouth Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2007	2006	2006
		(In thousands)

Commercial and agricultural	$1,250,113	$946,720	$968,915
Consumer and installment	391,075	392,225	388,212
Real estate mortgage:
One-to-four family	2,540,356	2,609,658	2,690,893
Other	4,275,168	3,302,585	3,514,598
Lease financing	292,752	322,643	312,313
Other	262,898	37,646	42,592

Total	$9,012,362	$7,611,477	$7,917,523

The following table presents information concerning non-performing loans as of the dates indicated:

	June 30,		December 31,
	2007	2006	2006
		(In thousands)

Non-accrual loans	$9,135	$6,391	$6,603
Loans 90 days or more past due	13,706	15,819	15,282
Restructured loans	1,066	2,181	1,571

Total non-performing loans	$23,907	$24,391	$23,456

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2007	2006	2006
		(In thousands)

Balance at beginning of period	$98,834	$101,500	$101,500
Provision charged to expense	9,198	(274)	8,577
Recoveries	1,840	1,872	4,860
Loans and leases charged off	(6,682)	(6,834)	(16,103)
Acquisition	6,138	—	—

Balance at end of period	$109,328	$96,264	$98,834

NOTE 4 — SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at June 30, 2007:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$5,009	$2	$5,009	$2
U.S. Government agencies	561,518	5,102	886,228	17,661	1,447,746	22,763
Obligations of states and political subdivisions	68,358	1,060	64,165	1,252	132,523	2,312

Total	$629,876	$6,162	$955,402	$18,915	$1,585,278	$25,077

Available-for-sale securities:
U.S. Government agencies	$318,363	$4,411	$592,325	$15,698	$910,688	$20,109
Obligations of states and political subdivisions	2,992	37	4,536	90	7,528	127
Other	7,920	80	—	—	7,920	80

Total	$329,275	$4,528	$596,861	$15,788	$926,136	$20,316

Based upon review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
NOTE 5 — PER SHARE DATA
The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$35,881	82,170	$0.44	$35,499	79,147	$0.45

Effect of dilutive share- based awards	—	365		—	388

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$35,881	82,535	$0.43	$35,499	79,535	$0.45

	Six months ended June 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$69,458	80,813	$0.86	$73,244	79,179	$0.93

Effect of dilutive stock options	—	401		—	361

Diluted EPS
Income available to common shareholders plus assumed exercise	$69,458	81,214	$0.86	$73,244	79,540	$0.92

NOTE 6 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2007			2006
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized (losses) gains arising during holding period	$(6,078)	$2,326	$(3,752)	$(6,235)	$2,387	$(3,848)
Less: Reclassification adjustment for net (gains) losses realized in net income	(10)	4	(6)	(3)	1	(2)
Minimum pension liability	985	(377)	608	—	—	—

Other comprehensive (loss) income	$(5,103)	$1,953	$(3,150)	$(6,238)	$2,388	$(3,850)

Net income			35,881			35,499

Comprehensive income			$32,731			$31,649

	Six months ended June 30,
	2007			2006
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized (losses) gains arising during holding period	$(3,452)	$1,322	$(2,130)	$(7,315)	$2,801	$(4,514)
Less: Reclassification adjustment for net (gains) losses realized in net income	(10)	4	(6)	(11)	4	(7)
Minimum pension liability	985	(377)	608	—	—	—

Other comprehensive (loss) income	$(2,477)	$949	$(1,528)	$(7,326)	$2,805	$(4,521)

Net income			69,458			73,244

Comprehensive income			$67,930			$68,723

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
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2007 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2006	$105,083	$38,635	$143,718
Goodwill acquired during the period	105,708	—	105,708

Balance as of June 30, 2007	$210,791	$38,635	$249,426

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,888	$13,031	$20,699	$11,706
Customer relationship intangibles	23,164	11,490	23,164	10,412
Non-solicitation intangibles	65	61	65	57

Total	$51,117	$24,582	$43,928	$22,175

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$811	$557	$1,325	$1,139
Customer relationship intangibles	527	619	1,078	1,244
Non-solicitation intangibles	2	8	4	16

Total	$1,340	$1,184	$2,407	$2,399

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2007 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2007	$2,791	$2,048	$8	$4,847
For year ended December 31, 2008	2,513	1,782	—	4,295
For year ended December 31, 2009	2,236	1,555	—	3,791
For year ended December 31, 2010	1,835	1,360	—	3,195
For year ended December 31, 2011	1,544	1,194	—	2,738
NOTE 9 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$2,179	$1,743	$3,917	$3,486
Interest cost	1,624	1,328	3,066	2,656
Expected return on assets	(2,829)	(1,500)	(4,560)	(3,000)
Amortization of unrecognized transition amount	3	5	8	10
Recognized prior service cost	68	60	128	120
Recognized net loss	499	412	849	824

Net periodic benefit costs	$1,544	$2,048	$3,408	$4,096

NOTE 10 — RECENT PRONOUNCEMENTS
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
In September, 2006, the Emerging Issues Task Force reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position of the Company.
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

NOTE 11 — ADOPTION OF FIN 48
The Company files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2003. However, taxing authorities have the ability to review prior tax years to the extent of tax attributes carrying forward to the open tax years.
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
The Company recognizes accrued interest related to unrecognized tax benefits and penalties in other noninterest expense. The Company had recognized approximately $185,000 for the payment of interest accrued and penalties at January 1, 2007. The adoption of FIN 48 had no impact on the Company’s retained earnings.
NOTE 12 — BUSINESS COMBINATIONS
On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Consideration paid to complete this transaction consisted of 3,279,484 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $82.5 million. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company. Effective July 1, 2007, The Signature Bank merged with and into BancorpSouth Bank.
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
Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2007 and 2006 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended June 30, 2007:
Results of Operations
Net interest revenue	$97,330	$9,328	$106,658
Provision for credit losses	7,850	(7)	7,843

Net interest revenue after provision for credit losses	89,480	9,335	98,815
Noninterest revenue	31,345	28,887	60,232
Noninterest expense	71,877	34,051	105,928

Income before income taxes	48,948	4,171	53,119
Income taxes	15,884	1,354	17,238

Net income	$33,064	$2,817	$35,881

Selected Financial Information
Total assets (at end of period)	$11,053,648	$2,155,445	$13,209,093
Depreciation and amortization	6,920	1,375	8,295

Three months ended June 30, 2006:
Results of Operations
Net interest revenue	$88,274	$8,947	$97,221
Provision for credit losses	3,566	20	3,586

Net interest revenue after provision for credit losses	84,708	8,927	93,635
Noninterest revenue	28,505	25,095	53,600
Noninterest expense	66,485	31,859	98,344

Income before income taxes	46,728	2,163	48,891
Income taxes	12,800	592	13,392

Net income	$33,928	$1,571	$35,499

Selected Financial Information
Total assets (at end of period)	$9,847,381	$1,984,864	$11,832,245
Depreciation and amortization	5,990	1,314	7,304

		General
	Community	Corporate
	Banking	and Other	Total
		(In thousands)
Six months ended June 30, 2007:
Results of Operations
Net interest revenue	$185,833	$19,493	$205,326
Provision for credit losses	9,193	5	9,198

Net interest revenue after provision for credit losses	176,640	19,488	196,128
Noninterest revenue	60,002	58,589	118,591
Noninterest expense	138,873	72,665	211,538

Income before income taxes	97,769	5,412	103,181
Income taxes	31,954	1,769	33,723

Net income	$65,815	$3,643	$69,458

Selected Financial Information
Total assets (at end of period)	$11,053,648	$2,155,445	$13,209,093
Depreciation and amortization	13,352	2,812	16,164

Six months ended June 30, 2006:
Results of Operations
Net interest revenue	$175,215	$17,935	$193,150
Provision for credit losses	(294)	20	(274)

Net interest revenue after provision for credit losses	175,509	17,915	193,424
Noninterest revenue	53,144	53,226	106,370
Noninterest expense	127,583	66,769	194,352

Income before income taxes	101,070	4,372	105,442
Income taxes	30,863	1,335	32,198

Net income	$70,207	$3,037	$73,244

Selected Financial Information
Total assets (at end of period)	$9,847,381	$1,984,864	$11,832,245
Depreciation and amortization	12,082	2,636	14,718
NOTE 14 — MORTGAGE SERVICING RIGHTS
     The Company recognizes mortgage servicing rights (“MSRs”) based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining the fair value of the MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and the assumptions used are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2007	2006
	(In thousands)
Fair value as of January 1	$35,286	$36,456
Additions:
Origination of servicing assets	2,635	2,991
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(570)	593
Other changes in fair value	(13)	51

Fair value as of June 30	$37,338	$40,091

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.02 million and $2.02 million and servicing fees and late and other ancillary fees of approximately $230,000 and approximately $234,000 for the second quarter ended June 30, 2007 and 2006, respectively. The Company recorded contractual servicing fees of $4.05 million and $4.03 million and servicing fees and ancillary fees of approximately $492,000 and approximately $481,000 for the six months ended June 30, 2007 and 2006, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $13.2 billion in assets headquartered in Tupelo, Mississippi. As of June 30, 2007, BancorpSouth Bank, a wholly-owned banking subsidiary, had commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Florida. During the first quarter of 2007, the Company entered the Missouri market through a merger with City Bancorp, a bank holding company headquartered in Springfield, Missouri. City Bancorp’s subsidiary, The Signature Bank, operated as a subsidiary of the Company until July 1, 2007, at which time it merged with and into BancorpSouth Bank. BancorpSouth Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. Until its merger with and into BancorpSouth Bank, The Signature Bank separately provided commercial banking, mortgage origination and brokerage services to corporate customers, local governments, individuals and other financial institutions through branches and offices in Springfield and the St. Louis market, which are now provided through BancorpSouth Bank.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2007 and 2006 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2007 and 2006. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	June 30,
(Dollars in thousands, except per share amounts)	2007	2006	% Change
Net income	$35,881	$35,499	1.08%
Net income per share: Basic	$0.44	$0.45	(2.22)
Diluted	$0.43	$0.45	(4.44)
Return on average assets (annualized)	1.11%	1.21%	(8.26)
Return on average shareholders’ equity (annualized)	12.82%	14.32%	(10.47)

	Six months ended
	June 30,
(Dollars in thousands, except per share amounts)	2007	2006	% Change
Net income	$69,458	$73,244	(5.17)%
Net income per share: Basic	$0.86	$0.93	(7.53)
Diluted	$0.86	$0.92	(6.52)
Return on average assets (annualized)	1.11%	1.26%	(11.90)
Return on average shareholders’ equity (annualized)	12.86%	15.01%	(14.32)
Net income increased slightly for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 and decreased for the six months ended June 30, 2007 compared to the six months ended June 30, 2007. The Company’s primary source of revenue, net interest revenue earned by its subsidiary banks, reflected continued positive trends for the three months and six months ended June 30, 2007 compared to the same periods in 2006. Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings. The Company’s net interest revenue was positively impacted by increases in interest rates as well as the increased loan demand resulting from favorable economic activity throughout most of its banking subsidiaries’ markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. These factors combined to increase the Company’s net interest revenue to $106.66 million for the second quarter of 2007, a $9.44 million, or 9.71%, increase from $97.22 million for the second quarter of 2006, while net interest revenue increased to $205.33 million for the first six months of 2007, a $12.18 million, or 6.3%, increase from $193.15 million for the first six months of 2006. While the increase in net interest revenue during the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 positively impacted net income, the provision for credit losses increased in the second quarter and first six months of 2007 compared to the same periods in 2006, negatively impacting net income. The provision for credit losses was $7.84 million for the second quarter of 2007 compared to $3.59 million for the second quarter of 2006 and was $9.20 million for the first six months of 2007 compared to a negative provision for credit losses of approximately $274,000 for the first six months of 2006. The increase in the provision for credit losses for the second quarter of 2007 was primarily a result of the loan growth experienced during the second quarter of 2007. The increase in the provision for credit losses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily a result of the reduction in credit losses related to Hurricane Katrina in the first quarter of 2006. During the first quarter of 2006, the Company reduced its previous allowance for credit losses related to Hurricane Katrina by $4.77 million, as the impact of the hurricane on the Company’s customers had been less than originally estimated.
The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. This diversification strategy resulted in an overall increase in noninterest revenue of 12.37% for the second quarter 2007, compared to the same period in 2006 and an overall increase of 11.49% for the first six months of 2007 compared to the first six months of 2006. One of the primary contributors to the increase in noninterest revenue was insurance commissions, which increased 19.03% for the second quarter of 2007 compared to the same period in 2006 and 20.21% for the first six months of 2007 compared to the first six months of 2006. The Company’s mortgage lending revenue increased 47.42% during the second quarter of 2007 as compared to the second quarter of 2006 and 5.32% during the first six months in 2007 compared to the first six months in 2006. The increase in mortgage lending revenue for the second quarter and first six months of 2007 was primarily a result of a $1.23 million net increase in the fair value of the Company’s mortgage servicing asset during the second quarter of 2007 compared to an approximately $542,000 net increase in the fair value of the Company’s mortgage servicing asset during the second quarter of 2006.
Annualized net charge-offs decreased to 0.14% of average loans for the second quarter of 2007 from 0.18% of average loans for the second quarter of 2006 and to 0.11% of average loans for the first six months of 2007 compared to 0.13% of average loans for the first six months of 2006. Noninterest expense totaled $105.93 million for the second quarter of 2007 compared to $98.34 million for the second quarter of 2006, an increase of $7.58 million, or 7.71%. For the first six months of 2007 and 2006, noninterest expense totaled $211.54 million and $194.35 million, respectively, representing an increase of 8.84%. The increase in noninterest expense for the second quarter and first six months of 2007 resulted primarily from increased costs related to additional locations and facilities added since June 30, 2006, as well as costs related to the integration and operation of The Signature Bank, acquired by the Company on March 1, 2007. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the three months ended June 30, 2007, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
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
Net interest revenue was $109.14 million for the three months ended June 30, 2007, compared to $99.77 million for the same period in 2006, representing an increase of $9.37 million, or 9.39%. For the first six months of 2007 and 2006, net interest revenue was $210.32 million and $198.11 million, respectively, representing an increase of $12.21, million or 6.16%. The increase in net interest revenue for the second quarter and first six months of 2007 is primarily a result of the acquisition of The Signature Bank during the first quarter of 2007.
Interest revenue increased $35.10 million, or 20.66%, to $205.04 million for the three months ended June 30, 2007 from $169.94 million for the three months ended June 30, 2006. The increase in interest revenue for the three months ended June 30, 2007 is attributable to a $1.18 billion, or 11.04%, increase in average interest earning assets to $11.85 billion for the second quarter of 2007 from $10.67 billion for the second quarter of 2006 and an increase in the yield of those assets of 55 basis points to 6.94% for the second quarter of 2007 from 6.39% for the second quarter of 2006. The acquisition of The Signature Bank during the first quarter of 2007 contributed $16.30 million of the increase in interest revenue for the second quarter of 2007 and $842.81 million of the increase in average interest earning assets for the second quarter of 2007 with those assets yielding 7.76%. For the first six months of 2007 and 2006, interest revenue was $394.69 million and $332.25 million, respectively, representing an increase of 18.79% with the acquisition of The Signature Bank contributing $21.64 million of that increase.
Interest expense increased $25.74 million, or 36.68%, to $95.90 million for the three months ended June 30, 2007 from $70.16 million for the three months ended June 30, 2006. This increase in interest expense is attributable to a larger amount of interest bearing liabilities and a higher average rate paid on those liabilities for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Average interest bearing liabilities increased $1.08 billion, or 12.17%, to $9.96 billion for the second quarter of 2007 from $8.88 billion for the second quarter of 2006. The average rate paid on those liabilities also increased 69 basis points to 3.86% for the second quarter of 2007 from 3.17% for the second quarter of 2006. The acquisition of The Signature Bank during the first quarter of 2007 contributed $6.89 million of the increase in interest expense and $724.86 million of the increase in average interest bearing liabilities with the average rate paid on those liabilities totaling 3.81%.
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
Net interest margin for the second quarter of 2007 and 2006 was 3.69% and 3.75%, respectively, representing a decrease of 6 basis points. Net interest margin for the six months ended June 30, 2007 and 2006 was 3.68% and 3.74%, respectively, representing a decrease of 6 basis points. Net interest rate spread for the second quarter of 2007 was 3.08%, a decrease of 14 basis points from 3.22% for the same period of 2006. Net interest rate spread for the first six months of 2007 and 2006 was 3.06% and 3.23%, respectively, representing a decrease of 17 basis points. The decrease in the net interest rate spread for the second quarter of 2007 as compared to the same period of 2006 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 3.17% for the second quarter of 2006 to 3.86% for the second quarter of 2007, than the increase in the average rate earned on interest earning assets from 6.39% for the second quarter of 2006 to 6.94% for the second quarter of 2007. The decrease in the net interest rate spread for the second quarter of 2007 was partially offset by the interest rate spread contributed by The Signature Bank which was 3.95%. The decrease in the net interest rate spread for the first six months of 2007 as compared to the same period of 2006 was also primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 3.04% for the first six months of 2006 to 3.84% for the first six months of 2007, than the increase in the average rate earned on interest earning assets from 6.27% for the first six months of 2007 to 6.90% for the first six months of 2007. While the average rate paid on interest bearing liabilities increased at a larger rate than the average rate earned on interest earning assets, the earning asset yield increase for the second quarter of 2007 was a result of favorable economic activity throughout most of the Company’s subsidiary banks’ markets, resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments. The acquisition of The Signature Bank during the first quarter of 2007 also partially offset the decrease in the net interest rate spread for the six months ended 2007 as compared to the six months ended 2006 as The Signature Bank’s net interest rate spread since acquisition was 3.78%.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at June 30, 2007:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$13,143	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	22,895	—	—	—
Held-to-maturity securities	61,658	196,058	1,136,193	391,559
Available-for-sale and trading securities	153,968	170,622	437,965	376,335
Loans and leases, net of unearned income	4,376,115	1,691,182	2,742,106	156,877
Loans held for sale	85,627	—	—	—

Total interest earning assets	4,713,406	2,057,862	4,316,264	924,771

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,904,077	8,490	—	—
Other time deposits	1,383,994	2,378,205	1,004,547	955
Federal funds purchased and securities sold under agreement to repurchase and other short-term FHLB borrowings	1,146,182	—	—	—
Long-term FHLB borrowings and junior subordinated debt securities	324	52,566	12,255	243,406
Other	32	101	78	57

Total interest bearing liabilities	6,434,609	2,439,362	1,016,880	244,418

Interest rate sensitivity gap	$(1,721,203)	$(381,500)	$3,299,384	$680,353

Cumulative interest sensitivity gap	$(1,721,203)	$(2,102,703)	$1,196,681	$1,877,034

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
The Company’s provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at June 30, 2007 and 2006, net charge-offs and net charge-offs as a percentage of average loans and leases for the three months and six months ended June 30, 2007 and 2006 are shown in the following table:

	Three months ended
	June 30,
	2007	2006	% Change
	(Dollars in thousands)
Provision for credit losses	$7,843	$3,586	118.71%
Net charge-offs	$3,195	$3,339	(4.31)
Net charge-offs as a percentage of average loans and leases (annualized)	0.14%	0.18%	(22.22)

	Six months ended
	June 30,
	2007	2006	% Change
	(Dollars in thousands)
Provision for credit losses	$9,198	$(274)	NM %
Net charge-offs	$4,842	$4,962	(2.42)
Net charge-offs as a percentage of average loans and leases (annualized)	0.11%	0.13%	(15.38)
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.22%	1.27%	(3.94)
NM = not meaningful
The increase in the provision for credit losses for the first six months of 2007 compared to the same period of 2006 primarily reflects the $4.77 million pre-tax reduction in the allowance for credit losses during the first quarter of 2006 related to Hurricane Katrina’s impact on the Mississippi Gulf Coast region. Losses in the area impacted by the hurricane have been less than originally anticipated. The increase in the provision for credit losses for the second quarter of 2007 is a result of the loan growth experienced by the Company as well as some downward migration of loans within the Banks’ loan and lease credit ratings and classifications.
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

	June 30,
	2007		2006		December 31,
					2006
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and agricultural	$14,139	13.87%	$11,066	12.44%	$11,361	12.24%
Consumer and installment	7,458	4.34%	7,510	5.15%	6,665	4.90%
Real estate mortgage	82,888	75.62%	74,271	77.68%	77,279	78.38%
Lease financing	2,697	3.25%	3,018	4.24%	2,896	3.94%
Other	2,146	2.92%	399	0.49%	633	0.54%

Total	$109,328	100.00%	$96,264	100.00%	$98,834	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)

Balance, beginning of period	$98,834	$101,500	$101,500

Loans and leases charged off:
Commercial and agricultural	(1,564)	(400)	(1,479)
Consumer and installment	(3,013)	(2,227)	(5,305)
Real estate mortgage	(2,105)	(4,026)	(8,790)
Lease financing	—	(181)	(529)

Total loans charged off	(6,682)	(6,834)	(16,103)

Recoveries:
Commercial and agricultural	405	279	1,739
Consumer and installment	1,041	1,324	2,401
Real estate mortgage	367	263	658
Lease financing	27	6	62

Total recoveries	1,840	1,872	4,860

Net charge-offs	(4,842)	(4,962)	(11,243)

Provision charged (credited) to operating expense	9,198	(274)	8,577
Acquisitions	6,138	—	—

Balance, end of period	$109,328	$96,264	$98,834

Average loans for period	$8,514,807	$7,424,186	$7,579,935

Ratios:
Net charge-offs to average loans (annualized)	0.11%	0.14%	0.15%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended June 30, 2007 and 2006 and the corresponding percentage changes are shown in the following table:

	Three months ended
	June 30,
	2007	2006	% Change
	(Dollars in thousands)
Mortgage lending	$5,484	$3,720	47.42%
Credit card, debit card and merchant fees	7,391	6,408	15.34
Service charges	17,677	16,323	8.30
Trust income	2,457	2,325	5.68
Securities gains, net	10	17	(41.18)
Insurance commissions	17,665	14,841	19.03
Other	9,548	9,966	(4.19)

Total noninterest revenue	$60,232	$53,600	12.37%

	Six months ended
	June 30,
	2007	2006	% Change
	(Dollars in thousands)
Mortgage lending	$7,263	$6,896	5.32%
Credit card, debit card and merchant fees	14,265	12,541	13.75
Service charges	33,073	30,615	8.03
Trust income	4,671	4,341	7.60
Securities gains, net	17	27	(37.04)
Insurance commissions	37,459	31,162	20.21
Other	21,843	20,788	5.08

Total noninterest revenue	$118,591	$106,370	11.49%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $257.13 million and $166.49 million produced origination revenue of $2.00 million and $928,000 for the quarters ended June 30, 2007 and 2006, respectively. Origination volume of $440.06 million and $288.80 million produced origination revenue of $3.29 million and $1.79 million for the first six months ended June 30, 2007 and 2006, respectively. Increased origination volume for the three months and six months ended June 30, 2007 as compared to the same periods in 2006 resulted in higher origination revenue for the three months and six months ended June 30, 2007 as compared to the same period in 2006.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.25 million and $2.25 million for the quarters ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, revenue from the servicing of loans was $4.54 million and 4.52 million, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value on MSRs increased $1.23 million and approximately $542,000 for the quarters ended June 30, 2007 and 2006, respectively. The fair value of MSRs declined approximately $570,000 for the six months ended June 30, 2007, while the fair value of MSRs increased approximately $594,000 for the six months ended June 30, 2006.
Credit card, debit card and merchant fees increased for the second quarter and six months ending June 30, 2007 when compared to the same periods in 2006 as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts increased for the second quarter and six months ending June 30, 2007 as compared to the same periods in 2006 because of higher volumes of items processed and growth in the number of deposit accounts. Trust income increased for the comparable three-month and six-month periods as a result of increases in the value of assets custodied at or managed by the banks. The increase in insurance commissions is primarily a result of the increase in policies written since June 30, 2006, including substantial new business generated in the Mississippi Gulf Coast region, coupled with higher policy premiums.
Contributing to the growth in other noninterest revenue for the first six months of 2007 compared to the first six months of 2006 were increases in corporate analysis charges, check printing fees, brokerage revenue and gains related to sales of fixed assets, with those increases somewhat offset by a gain of approximately $732,000 recorded in the second quarter of 2006 related to the redemption of Class B shares of MasterCard common stock in connection with its initial public offering. As has been its practice of recent years, the Company sold the majority of its inventory of originated student loans in the first quarter of 2007. The Company recorded a gain from the sale of student loans of $2.16 million in the first six months of 2007 compared to a gain of $2.48 million in the first six months of 2006.
Noninterest Expense
The components of noninterest expense for the three months and six months ended June 30, 2007 and 2006 and the corresponding percentage changes are shown in the following table:

	Three months ended
	June 30,
	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$63,851	$58,376	9.38%
Occupancy, net of rental income	8,709	7,759	12.24
Equipment	6,053	5,822	3.97
Other	27,315	26,387	3.52

Total noninterest expense	$105,928	$98,344	7.71%

	Six months ended
	June 30,
	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$127,479	$115,949	9.94%
Occupancy, net of rental income	17,172	15,201	12.97
Equipment	12,079	11,585	4.26
Other	54,808	51,617	6.18

Total noninterest expense	$211,538	$194,352	8.84%

Salaries and employee benefits expense for the three months and six months ended June 30, 2007 increased compared to the same period in 2006, primarily as a result of the hiring of employees to staff locations and facilities added since June 30, 2006, as well as the addition of the salaries and employee benefits of employees of The Signature Bank during the first quarter of 2007. Occupancy expense also increased on a comparable three-month and six-month period basis primarily because of additional locations and facilities opened since June 30, 2006, including the addition of The Signature Bank facilities during the first quarter of 2007. Equipment expense increased for the comparable three-month and six-month periods because of increased depreciation related to equipment purchased since June 2006. The renovation and reconstruction of facilities, along with new equipment purchased as a result of the destruction caused by Hurricane Katrina, contributed to the increased facility and equipment depreciation expense in 2007. The increase in other noninterest expense primarily reflects normal increases and general inflation in the cost of services and supplies purchased by the Company during the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006.
Income Tax
Income tax expense was $17.24 million for the second quarter of 2007, a 28.72% increase from $13.39 million for the second quarter of 2006. For the six-month period ending June 30, 2007, income tax expense was $33.72 million compared to $32.20 million for the same period in 2006, representing an increase of 4.74%. The effective tax rates for the second quarters of 2007 and 2006 were 32.45% and 27.39%, respectively, and the effective tax rates for the six-month periods ended June 30, 2007 and 2006 were 32.68% and 30.54%, respectively. The increase in effective tax rates for the second quarter and first six months of 2007 compared to the same periods in 2006 was the result of the reversal of a previously recorded tax contingency of approximately $1.95 million in the second quarter of 2006. The previously recorded tax contingency was related to the tax assessment resulting from an audit performed by the State Tax Commission of the State of Mississippi for tax years 1998 through 2001. The issues related to the audit were resolved in June 2006. With approximately $1.95 million of the previously recorded contingency no longer deemed necessary, that amount was credited against the 2006 second quarter income tax expense. If the contingency had not been reversed in 2006, the effective tax rates would have remained relatively stable for the six months ended June 30, 2007 and 2006, at 32.68% and 32.39%, respectively.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2007 were $12.01 billion, or 90.94% of total assets, compared with $10.88 billion, or 90.37% of total assets, at December 31, 2006.
The Company uses the subsidiary banks’ securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2007 were $1.79 billion, compared with $1.72 billion at December 31, 2006, a 3.60% increase. Available-for-sale securities were $1.14 billion at June 30, 2007, compared to $1.04 billion at December 31, 2006, a 9.30% increase.
The subsidiary banks’ loan and lease portfolios make up the single largest component of the Company’s earning assets. The banks’ lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the banks’ loan officers, real estate broker referrals, mortgage loan companies, current depositors and loan customers, builders, attorneys, walk-in customers and, in some instances, other lenders. The banks have established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned income, totaled $8.97 billion at June 30, 2007, which represented a 13.91% increase from $7.87 billion at December 31, 2006. The acquisition of The Signature Bank in the first quarter of 2007 contributed $811.14 million of the increase in loans and leases, net of unearned income at June 30, 2007.
At June 30, 2007, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations are considered to exist if there are amounts loaned to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. However, the Company conducts a significant portion of its business in a geographically concentrated area, and the ability of the Company’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Company’s market areas.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At June 30, 2007, no loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Non-performing loans were 0.27% of loans and leases, net of unearned income, at June 30, 2007 and 0.30% of loans and leases, net of unearned income, at December 31, 2006.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the subsidiary banks continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $10.44 billion at June 30, 2007 as compared to $9.71 billion at December 31, 2006, representing a 7.48% increase. Noninterest bearing demand deposits decreased by $60.57 million, or 3.33%, to $1.76 billion at June 30, 2007 from $1.82 billion at December 31, 2006, and interest bearing demand, savings and time deposits increased $786.91 million, or 9.97%, to $8.68 billion at June 30, 2007 from $7.89 billion at December 31, 2006. The acquisition of The Signature Bank in the first quarter of 2007 contributed $510.98 million of the increase in interest bearing demand, savings and time deposits at June 30, 2007.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.89% and 12.04%, respectively, at June 30, 2007. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at June 30, 2007. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.23% at June 30, 2007, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. BancorpSouth Bank met the criteria for the “well capitalized” category at June 30, 2007 as its Tier I capital, total capital and leverage capital ratios were 10.53%, 11.69% and 7.74%, respectively. The Signature Bank met the criteria for the “well capitalized” category at June 30, 2007 as its Tier I capital, total capital and leverage capital ratios were 8.99%, 10.03% and 8.71%, respectively.
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
On April 27, 2005, the Company announced a stock repurchase program whereby the Company could acquire up to three million shares of its common stock. At the time of the expiration of this plan on April 30, 2007, the Company had repurchased 1,006,000 shares of the three million shares authorized under this plan. On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of June 30, 2007, 175,000 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. From January 1, 2001 through June 30, 2007, the Company repurchased approximately 11.7 million shares of its common stock under various repurchase plans authorized by the Company’s Board of Directors. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the term of the program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” included herein for information about the Company’s repurchases during the three months ended June 30, 2007.
In 2002, the Company issued $128.87 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company after January 28, 2007. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve Board guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.
The Company assumed $9.28 million in Junior Subordinated Debt Securities and the related $9.00 million in trust preferred securities pursuant to the mergers on December 31, 2004 with Premier Bancorp, Inc. and Business Holding Corporation. The Company also assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.56 million in Junior Subordinated Debt Securities and the related $18.00 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp. For more information, see Note 7 to the Company’s Consolidated Financial Statements included elsewhere in this report. The Company’s aggregate $33.50 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended June 30, 2007, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended June 30, 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
April 1 - April 30	25,663 (2)	$24.79	20,000	3,000,000
May 1 - May 31	105,000	25.03	105,000	2,895,000
June 1 - June 30	70,000	24.74	70,000	2,825,000

Total	200,663

(1)	During the three months ended June 30, 2007, the Company terminated no stock repurchase plans or programs prior to expiration. On April 30, 2007, the stock repurchase program announced on April 27, 2005 that authorized the repurchase of up to 3.0 million shares expired by its terms. On March 21, 2007, the Company announced a new stock repurchase program that authorized the repurchase of up to 3.0 million shares of its common stock. The March 21, 2007 stock repurchase program expires on April 30, 2009. For more information, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Uses of Capital.”

(2)	Of this amount, 5,663 shares were redeemed from an employee upon the vesting of restricted stock for tax withholding purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders for the Company was held on April 25, 2007. At this meeting, the following matters were voted upon by the Company’s shareholders:
(a) Election of Directors
Larry G. Kirk, Guy W. Mitchell, III, R. Madison Murphy and Aubrey B. Patterson were elected to serve as Class III directors of the Company until the annual meeting of shareholders in 2010 or until their respective successors are elected and qualified. The votes were cast as follows:

	Votes Cast	Votes Cast	Abstentions/
Name	in Favor	Against or Withheld	Non-Votes
Larry G. Kirk	62,177,912	726,093	0
Guy W. Mitchell, III	62,201,205	702,800	0
R. Madison Murphy	62,244,773	659,231	0
Aubrey B. Patterson	61,660,962	1,243,043	0
The following directors continued in office following the meeting and they will serve until the annual meeting of shareholders in the years indicated or until their respective successors are elected and qualified:

Name	Term Expires
W. G. Holliman, Jr.	2008
James V. Kelley	2008
Turner O. Lashlee	2008
Alan W. Perry	2008
Hassell H. Franklin	2009
Robert C. Nolan	2009
W. Cal Partee, Jr.	2009
Travis E. Staub	2009
(b) Selection of Independent Auditors
The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 by the following vote:

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
62,082,801	645,348	175,856
(c) Amendment to Restated Articles of Incorporation
The shareholders of the Company approved the Amendment to the Restated Articles of Incorporation, which permits the Board of Directors to fill a vacancy on the Board if a vacancy arises for any reason by (i) appointing a director to fill the vacancy, (ii) leaving the position vacant until the election of directors at the next annual meeting or (iii) calling a special meeting for shareholders to vote on another nominee to fill the vacancy.

Votes Cast In Favor	Votes Cast Against or Withheld	Abstentions/ Non-Votes
57,069,242	5,405,553	429,210

ITEM 6. EXHIBITS.

(3)	(a	)	Articles of Incorporation, as amended and restated. *

	(b	)	Bylaws, as amended and restated. (1)

	(c	)	Amendment No. 1 to Amended and Restated Bylaws. (2)

	(d	)	Amendment No. 2 to Amended and Restated Bylaws. (3)

	(e	)	Amendment No. 3 to Amended and Restated Bylaws. (3)

(4)	(a	)	Specimen Common Stock Certificate. (4)

	(b	)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)

	(c	)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)

	(d	)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

	(e	)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

	(f	)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(g	)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(h	)	Junior Subordinated Debt Security Specimen. (8)

	(i	)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (6)

	(j	)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a	)	Form of Performance Share Award Agreement. (9)

(31.1)			Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)			Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)			Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)			Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report of Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: August 7, 2007	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

(3)	(a)	Articles of Incorporation, as amended and restated. *

	(b)	Bylaws, as amended and restated. (1)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (2)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (3)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (3)

(4)	(a)	Specimen Common Stock Certificate. (4)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)

	(h)	Junior Subordinated Debt Security Specimen. (8)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (6)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	Form of Performance Share Award Agreement. (9)

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report of Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.