Form 10-Q
period 2007-09-30
BANCORPSOUTH INC
filed 2007-11-08
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-12991
BANCORPSOUTH, INC.

(Exact name of registrant as specified in its charter)

Mississippi (State or other jurisdiction of incorporation or organization)	64-0659571 (I.R.S. Employer Identification No.)

One Mississippi Plaza, 201 South Spring Street Tupelo, Mississippi (Address of principal executive offices)	38804 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 5, 2007, the registrant had outstanding 82,237,858 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, prepayment of Junior Subordinated Debt Securities, unrecognized tax benefits, effective tax rates, credit losses, pension benefits, off-balance sheet arrangements, amortization expense, valuation of mortgage servicing rights, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream and the impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$273,616	$444,033
Interest bearing deposits with other banks	18,069	7,418
Held-to-maturity securities, at amortized cost	1,706,350	1,723,420
Available-for-sale securities, at fair value	1,018,301	1,041,999
Federal funds sold and securities purchased under agreement to resell	57,000	145,957
Loans and leases	9,103,307	7,917,523
Less: Unearned income	48,582	46,052
Allowance for credit losses	112,134	98,834

Net loans	8,942,591	7,772,637
Loans held for sale	103,722	89,323
Premises and equipment, net	312,832	287,215
Accrued interest receivable	101,118	89,090
Goodwill	254,587	143,718
Other assets	346,131	295,711

TOTAL ASSETS	$13,134,317	$12,040,521

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,687,157	$1,817,223
Interest bearing	3,215,632	2,856,295
Savings	705,519	715,587
Other time	4,582,509	4,321,473

Total deposits	10,190,817	9,710,578
Federal funds purchased and securities sold under agreement to repurchase	797,177	672,438
Short-term Federal Home Loan Bank borrowings	500,000	200,000
Accrued interest payable	42,509	36,270
Junior subordinated debt securities	163,405	144,847
Long-term Federal Home Loan Bank borrowings	141,605	135,707
Other liabilities	129,065	114,096

TOTAL LIABILITIES	11,964,578	11,013,936

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized — 500,000,000 shares, Issued — 82,265,358 and 79,109,573 shares, respectively	205,663	197,774
Capital surplus	195,323	113,721
Accumulated other comprehensive loss	(18,004)	(24,742)
Retained earnings	786,757	739,832

TOTAL SHAREHOLDERS’ EQUITY	1,169,739	1,026,585

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,134,317	$12,040,521

(1)    Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$174,787	$143,712	$497,745	$405,481
Deposits with other banks	316	295	870	612
Federal funds sold and securities purchased under agreement to resell	232	609	3,376	4,431
Held-to-maturity securities:
Taxable	17,585	16,107	51,252	46,478
Tax-exempt	2,077	2,017	6,136	5,981
Available-for-sale securities:
Taxable	10,554	10,405	30,985	32,698
Tax-exempt	960	1,215	3,085	3,854
Loans held for sale	1,454	878	4,211	2,987

Total interest revenue	207,965	175,238	597,660	502,522

INTEREST EXPENSE:
Deposits:
Interest bearing demand	22,189	15,514	64,068	43,916
Savings	2,503	2,089	7,367	5,827
Other time	55,728	45,361	163,172	123,784
Federal funds purchased and securities sold under agreement to repurchase	9,151	8,498	26,258	20,949
Other	10,478	7,378	23,553	18,498

Total interest expense	100,049	78,840	284,418	212,974

Net interest revenue	107,916	96,398	313,242	289,548
Provision for credit losses	5,727	2,526	14,925	2,252

Net interest revenue, after provision for credit losses	102,189	93,872	298,317	287,296

NONINTEREST REVENUE:
Mortgage lending	100	41	7,363	6,937
Credit card, debit card and merchant fees	7,667	6,447	21,932	18,988
Service charges	17,281	16,247	50,354	46,862
Trust income	2,487	2,344	7,158	6,685
Security gains, net	7	9	24	36
Insurance commissions	17,542	15,977	55,001	47,139
Other	12,810	8,169	34,653	28,957

Total noninterest revenue	57,894	49,234	176,485	155,604

NONINTEREST EXPENSE:
Salaries and employee benefits	63,269	58,453	190,748	174,402
Occupancy, net of rental income	8,959	8,598	26,131	23,799
Equipment	6,057	5,896	18,136	17,481
Other	28,066	25,714	82,874	77,331

Total noninterest expense	106,351	98,661	317,889	293,013

Income before income taxes	53,732	44,445	156,913	149,887
Income tax expense	17,475	20,568	51,198	52,766

Net income	$36,257	$23,877	$105,715	$97,121

Earnings per share: Basic	$0.44	$0.30	$1.30	$1.23

Diluted	$0.44	$0.30	$1.30	$1.22

Dividends declared per common share	$0.21	$0.20	$0.62	$0.59

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
	(In thousands)
Operating Activities:
Net income	$105,715	$97,121
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,925	2,252
Depreciation and amortization	20,858	18,910
Deferred taxes	6,234	863
Amortization of intangibles	3,758	3,549
Amortization of debt securities premium and discount, net	4,636	10,471
Security gains, net	(20)	(36)
Net deferred loan origination expense	(6,065)	(5,451)
Incremental tax benefit from exercise of stock options	(1,155)	(1,154)
Increase in interest receivable	(7,934)	(13,369)
Increase in interest payable	3,848	12,914
Realized gain on student loans sold	(2,221)	(2,806)
Proceeds from student loans sold	82,853	104,850
Origination of student loans held for sale	(87,500)	(92,778)
Realized gain on mortgages sold	(8,118)	(3,517)
Proceeds from mortgages sold	647,014	417,520
Origination of mortgages held for sale	(637,138)	(425,588)
Increase in bank-owned life insurance	(5,241)	(4,600)
Other, net	(39,229)	(32,072)

Net cash provided by operating activities	95,220	87,079

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	167,075	294,342
Proceeds from calls and maturties of available-for-sale securities	455,247	273,679
Proceeds from sales of available-for-sale and trading securities	—	250
Purchases of held-to-maturity securities	(150,931)	(567,645)
Purchases of available-for-sale securities	(408,731)	(109,568)
Net decrease in short-term investments	91,766	388,680
Net increase in loans and leases	(413,246)	(409,037)
Purchases of premises and equipment	(26,832)	(40,128)
Proceeds from sale of premises and equipment	1,225	1,445
Net cash paid for acquisitions	(60,449)	(4,840)
Other, net	(1,016)	3,011

Net cash used in investing activities	(345,892)	(169,811)

Financing activities:
Net increase (decrease) in deposits	(122,176)	(114,884)
Net increase in short-term debt and other liabilities	280,360	164,893
Repayment of long-term debt	(13,102)	(1,132)
Issuance of common stock	9,252	4,740
Purchase of common stock	(14,545)	(10,143)
Incremental tax benefit from exercise of stock options	1,155	1,154
Payment of cash dividends	(50,038)	(46,128)

Net cash provided by (used in) financing activities	90,906	(1,500)

Decrease in cash and cash equivalents	(159,766)	(84,232)
Cash and cash equivalents at beginning of period	451,451	468,468

Cash and cash equivalents at end of period	$291,685	$384,236

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain 2006 amounts have been reclassified to conform with the 2007 presentation. Also, beginning March 1, 2007, the financial statements include the accounts of The Signature Bank. See Note 12, Business Combinations, for further information regarding The Signature Bank.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Risk Advantage, Inc., and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2007	2006	2006
	(In thousands)

Commercial and agricultural	$1,241,954	$986,207	$968,915
Consumer and installment	423,159	385,856	388,212
Real estate mortgage:
One-to-four family	2,561,889	2,639,803	2,690,893
Other	4,330,303	3,452,339	3,514,598
Lease financing	291,424	310,989	312,313
Other	254,578	44,214	42,592

Total	$9,103,307	$7,819,408	$7,917,523

The following table presents information concerning non-performing loans as of the dates indicated:

	September 30,		December 31,
	2007	2006	2006
	(In thousands)

Non-accrual loans	$7,301	$6,289	$6,603
Loans 90 days or more past due	23,158	16,859	15,282
Restructured loans	878	1,952	1,571

Total non-performing loans	$31,337	$25,100	$23,456

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2007	2006	2006
	(In thousands)

Balance at beginning of period	$98,834	$101,500	$101,500
Provision charged to expense	14,925	2,252	8,577
Recoveries	3,279	3,927	4,860
Loans and leases charged off	(11,057)	(10,288)	(16,103)
Acquisition	6,153	—	—

Balance at end of period	$112,134	$97,391	$98,834

NOTE 4 — SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at September 30, 2007:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	24,618	300	626,805	7,636	651,423	7,936
Obligations of states and political subdivisions	22,572	390	59,195	756	81,767	1,146

Total	$47,190	$690	$686,000	$8,392	$733,190	$9,082

Available-for-sale securities:
U.S. Government agencies	$37,035	$376	$476,778	$9,575	$513,813	$9,951
Obligations of states and political subdivisions	4,834	125	4,308	56	9,142	181
Other	—	—	—	—	—	—

Total	$41,869	$501	$481,086	$9,631	$522,955	$10,132

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

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income available to common shareholders	$36,258	82,165	$0.44	$23,877	79,104	$0.30

Effect of dilutive share- based awards	—	302		—	473

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$36,258	82,467	$0.44	$23,877	79,577	$0.30

	Nine months ended September 30,
	2007			2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Basic EPS
Income available to common shareholders	$105,715	81,264	$1.30	$97,121	79,154	$1.23

Effect of dilutive stock options	—	368		—	398

Diluted EPS
Income available to common shareholders plus assumed exercise	$105,715	81,632	$1.30	$97,121	79,552	$1.22

NOTE 6 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2007			2006
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)

Unrealized gains on available-for-
sale securities:
Unrealized (losses) gains arising during holding period	$12,899	$(4,934)	$7,965	$11,137	$(4,261)	$6,876
Less: Reclassification adjustment for net (gains) losses realized in net income	(7)	3	(4)	(2)	1	(1)
Recognized employee benefit plan net periodic benefit cost	494	(189)	305	—	—	—

Other comprehensive (loss) income	$13,386	$(5,120)	$8,266	$11,135	$(4,260)	$6,875

Net income			36,257			23,877

Comprehensive income			$44,523			$30,752

	Nine months ended September 30,
	2007			2006
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-
sale securities:
Unrealized (losses) gains arising during holding period	$9,447	$(3,612)	$5,835	$3,822	$(1,460)	$2,362
Less: Reclassification adjustment for net (gains) losses realized in net income	(17)	7	(10)	(13)	5	(8)
Recognized employee benefit plan net periodic benefit cost	1,479	(566)	913	—	—	—

Other comprehensive (loss) income	$10,909	$(4,171)	$6,738	$3,809	$(1,455)	$2,354

Net income			105,715			97,121

Comprehensive income			$112,453			$99,475

NOTE 7 — JUNIOR SUBORDINATED DEBT SECURITIES
In 2002, the Company issued $128,866,000 in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032 and are callable at the option of the Company.
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

Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on November 7, 2032, and are callable at the option of the Company, in whole or in part, on any February 7, May 7, August 7 or November 7 on or after November 7, 2007. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 3.45%. These securities were redeemed on November 7, 2007 at a redemption price of 100%.
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
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2007 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of December 31, 2006	$105,083	$38,635	$143,718
Goodwill acquired during the period	109,981	888	110,869

Balance as of September 30, 2007	$215,064	$39,523	$254,587

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$13,730	$20,699	$11,706
Customer relationship intangibles	24,639	12,000	23,164	10,412
Non-solicitation intangibles	665	203	65	57

Total	$53,105	$25,933	$43,928	$22,175

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$699	$557	$2,024	$1,696
Customer relationship intangibles	511	571	1,588	1,815
Non-solicitation intangibles	142	4	146	20

Total	$1,352	$1,132	$3,758	$3,531

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2007 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2007	$2,742	$2,162	$208	$5,112
For year ended December 31, 2008	2,503	1,999	240	4,742
For year ended December 31, 2009	2,235	1,753	160	4,148
For year ended December 31, 2010	1,834	1,540	—	3,374
For year ended December 31, 2011	1,542	1,354	—	2,896
NOTE 9 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Service cost	$1,959	$1,743	$5,876	$5,229
Interest cost	1,532	1,328	4,598	3,984
Expected return on assets	(2,281)	(1,500)	(6,841)	(4,500)
Amortization of unrecognized transition amount	5	5	13	15
Recognized prior service cost	64	60	192	180
Recognized net loss	425	412	1,274	1,236

Net periodic benefit costs	$1,704	$2,048	$5,112	$6,144

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
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2007 and 2006 were as follows:

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Three months ended September 30, 2007:
Results of Operations
Net interest revenue	$97,722	$10,194	$107,916
Provision for credit losses	5,680	47	5,727

Net interest revenue after provision for credit losses	92,042	10,147	102,189
Noninterest revenue	33,388	24,506	57,894
Noninterest expense	71,333	35,018	106,351

Income before income taxes	54,097	(365)	53,732
Income taxes	17,594	(119)	17,475

Net income	$36,503	$(246)	$36,257

Selected Financial Information
Total assets (at end of period)	$10,982,478	$2,151,839	$13,134,317
Depreciation and amortization	7,083	1,387	8,470

Three months ended September 30, 2006:
Results of Operations
Net interest revenue	$86,620	$9,778	$96,398
Provision for credit losses	2,460	66	2,526

Net interest revenue after provision for credit losses	84,160	9,712	93,872
Noninterest revenue	25,905	23,329	49,234
Noninterest expense	67,718	30,943	98,661

Income before income taxes	42,347	2,098	44,445
Income taxes	12,847	7,721	20,568

Net income	$29,500	$(5,623)	$23,877

Selected Financial Information
Total assets (at end of period)	$9,883,567	$1,987,197	$11,870,764
Depreciation and amortization	6,519	1,246	7,765

		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Nine months ended September 30, 2007:
Results of Operations
Net interest revenue	$283,556	$29,686	$313,242
Provision for credit losses	14,873	52	14,925

Net interest revenue after provision for credit losses	268,683	29,634	298,317
Noninterest revenue	93,390	83,095	176,485
Noninterest expense	210,206	107,683	317,889

Income before income taxes	151,867	5,046	156,913
Income taxes	49,552	1,646	51,198

Net income	$102,315	$3,400	$105,715

Selected Financial Information
Total assets (at end of period)	$10,982,478	$2,151,839	$13,134,317
Depreciation and amortization	20,435	4,199	24,634

Nine months ended September 30, 2006:
Results of Operations
Net interest revenue	$261,835	$27,713	$289,548
Provision for credit losses	2,167	85	2,252

Net interest revenue after provision for credit losses	259,668	27,628	287,296
Noninterest revenue	79,049	76,555	155,604
Noninterest expense	195,302	97,711	293,013

Income before income taxes	143,415	6,472	149,887
Income taxes	43,738	9,028	52,766

Net income	$99,677	$(2,556)	$97,121

Selected Financial Information
Total assets (at end of period)	$9,883,567	$1,987,197	$11,870,764
Depreciation and amortization	18,601	3,858	22,459
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
The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2007	2006
	(In thousands)
Fair value as of January 1	$35,286	$36,456
Additions:
Origination of servicing assets	4,025	4,662
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(3,774)	(3,078)
Other changes in fair value	(19)	45

Fair value as of September 30	$35,518	$38,085

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.01 million and $2.02 million and late and other ancillary fees of $239,000 and $267,000 for the third quarters ended September 30, 2007 and 2006, respectively. The Company recorded contractual servicing fees of $6.06 million and $6.06 million and late and other ancillary fees of $731,000 and $748,000 for the nine months ended September 30, 2007 and 2006, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company with approximately $13.1 billion in assets headquartered in Tupelo, Mississippi. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. BancorpSouth Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2007 and 2006 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are influenced by national economic trends and heavily influenced by economic trends in the specific markets in which the Company’s subsidiary provides financial services. Most of the revenue of the Company is derived from the operation of its banking subsidiary. The financial condition and operating results of the bank is affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic cycles on loan demand and creditworthiness of existing borrowers. The financial services industry is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2007 and 2006. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	September 30,
(Dollars in thousands, except per share amounts)	2007	2006	% Change
Net income	$36,257	$23,877	51.85%
Net income per share: Basic	$0.44	$0.30	46.67
Diluted	$0.44	$0.30	46.67
Return on average assets (annualized)	1.10%	0.80%	37.50
Return on average shareholders’ equity (annualized)	12.60%	9.33%	35.05

	Nine months ended
	September 30,
	2007	2006	% Change
(Dollars in thousands, except per share amounts)
Net income	$105,715	$97,121	8.85%
Net income per share: Basic	$1.30	$1.23	5.69
Diluted	$1.30	$1.22	6.56
Return on average assets (annualized)	1.11%	1.10%	0.91
Return on average shareholders’ equity (annualized)	12.77%	13.05%	(2.15)
Net income increased significantly, 51.85% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 and increased 8.85% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The Company’s primary source of revenue, net interest revenue earned by its subsidiary bank, continued to reflect positive trends for the three months and nine months ended September 30, 2007 compared to the same periods in 2006. The acquisition of The Signature Bank in the first quarter of 2007 had a significant impact on third quarter and year-to-date 2007 net interest revenue when compared to the same periods of 2006. The Company’s net interest revenue was also positively impacted by increases in interest rates earned on loans and investment securities as well as the increased loan demand resulting from favorable economic activity throughout most of its banking subsidiary’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. The acquisition of The Signature Bank in the first quarter of 2007 also had a significant impact on third quarter and year-to-date 2007 net interest revenue when compared to the comparative periods of 2006. These factors combined to increase the Company’s net interest revenue to $107.92 million for the third quarter of 2007, an $11.52 million, or 11.95%, increase from $96.40 million for the third quarter of 2006, while net interest revenue increased to $313.24 million for the first nine months of 2007, a $23.69 million, or 8.18%, increase from $289.55 million for the first nine months of 2006.
While the increase in net interest revenue during the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 positively impacted net income, the provision for credit losses increased in the third quarter and first nine months of 2007 compared to the same periods in 2006, negatively impacting net income. The provision for credit losses was $5.73 million for the third quarter of 2007 compared to $2.53 million for the third quarter of 2006 and was $14.93 million for the first nine months of 2007 compared to $2.25 million for the first nine months of 2006. The increase in the provision for credit losses for the third quarter of 2007 was primarily a result of the loan growth experienced during the third quarter of 2007. The increase in the provision for credit losses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily a result of the reduction in credit losses related to Hurricane Katrina in 2006. During the first quarter of 2006, the Company reduced its previous allowance for credit losses related to Hurricane Katrina by $4.77 million, as the impact of the hurricane on the Company’s customers had been less than originally estimated.
During the third quarter of 2006, the Company recorded additional income tax expense of approximately $6.75 million due to statutory limitations which prevented the recovery of excess taxes paid in prior years. The statute of limitations relating to the amendment of certain prior year tax returns lapsed during the third quarter of 2006, necessitating the recognition of the additional income tax expense. This recognition also contributed to the increase of the Company’s net income for 2007 compared to 2006.

The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. This diversification strategy resulted in an overall increase in noninterest revenue of 17.59% for the third quarter 2007, compared to the same period in 2006 and an overall increase of 13.42% for the first nine months of 2007 compared to the first nine months of 2006. One of the primary contributors to the increase in noninterest revenue was insurance commissions, which increased 9.80% for the third quarter of 2007 compared to the same period in 2006 and 16.68% for the first nine months of 2007 compared to the first nine months of 2006. The Company’s mortgage lending revenue, typically a significant contributor to noninterest revenue, was only $100 thousand for the third quarter of 2007, compared to $41 thousand for the third quarter of 2006. These nominal amounts are primarily attributable to a $3.20 million decrease and a $3.67 million decrease in the value of the Company’s mortgage servicing asset during the third quarters of 2007 and 2006, respectively.
Annualized net charge-offs increased to 0.13% of average loans for the third quarter of 2007 from 0.07% of average loans for the third quarter of 2006 and to 0.12% of average loans for the first nine months of 2007 compared to 0.11% of average loans for the first nine months of 2006. Noninterest expense totaled $106.35 million for the third quarter of 2007 compared to $98.66 million for the third quarter of 2006, an increase of $7.69 million, or 7.79%. For the first nine months of 2007 and 2006, noninterest expense totaled $317.89 million and $293.01 million, respectively, representing an increase of 8.49%. The increase in noninterest expense for the third quarter and first nine months of 2007 resulted primarily from increased costs related to additional locations and facilities added since September 30, 2006, as well as costs related to the integration and operation of The Signature Bank, acquired by the Company on March 1, 2007. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES
During the nine months ended September 30, 2007, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Net interest revenue was $110.40 million for the three months ended September 30, 2007, compared to $98.95 million for the same period in 2006, representing an increase of $11.46 million, or 11.58%. For the first nine months of 2007 and 2006, net interest revenue was $320.72 million and $297.06 million, respectively, representing an increase of $23.66, million or 7.97%. The increase in net interest revenue for the third quarter and first nine months of 2007 is primarily a result of the acquisition of The Signature Bank during the first quarter of 2007.
Interest revenue increased $32.67 million, or 18.38%, to $210.45 million for the three months ended September 30, 2007 from $177.79 million for the three months ended September 30, 2006. The increase in interest revenue for the three months ended September 30, 2007 is attributable to a $1.24 billion, or 11.53%, increase in average interest earning assets to $11.96 billion for the third quarter of 2007 from $10.72 billion for the third quarter of 2006 and an increase in the yield of those assets of 40 basis points to 6.98% for the third quarter of 2007 from 6.58% for the third quarter of 2006. For the first nine months of 2007 and 2006, interest revenue was $605.14 million and $510.03 million, respectively, representing an increase of 18.65%. The acquisition of The Signature Bank in the first quarter of 2007 was the primary contributor to these significant year over year increases, except for the increase in asset yields, which resulted from favorable economic activity throughout most of the Bank’s markets.
Interest expense increased $21.21 million, or 26.90%, to $100.05 million for the three months ended September 30, 2007 from $78.84 million for the three months ended September 30, 2006. This increase in interest expense is attributable to a larger amount of interest bearing liabilities and a higher average rate paid on those liabilities for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Average interest bearing liabilities increased $1.17 billion, or 13.03%, to $10.12 billion for the third quarter of 2007 from $8.95 billion for the third quarter of 2006. The average rate paid on those liabilities also increased 43 basis points to 3.92% for the third quarter of 2007 from 3.49% for the third quarter of 2006. Again, the acquisition of The Signature Bank during the first quarter of 2007 was the primary contributor to these significant year over year increases.
The relative performance of the Company’s lending and deposit-raising functions is frequently measured by two calculations — net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets (earning asset yield) and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread because of the additional income earned on assets funded by noninterest bearing liabilities, or free funding, such as noninterest bearing demand deposits and shareholders’ equity.
Net interest margin for the third quarters of 2007 and 2006 was 3.66%. Net interest margin for the nine months ended September 30, 2007 and 2006 was 3.67% and 3.71%, respectively, representing a decrease of four basis points. Net interest rate spread for the third quarter of 2007 was 3.06%, a decrease of 3 basis points from 3.09% for the same period of 2006. Net interest rate spread for the first nine months of 2007 and 2006 was 3.06% and 3.18%, respectively, representing a decrease of 12 basis points. The decrease in the net interest rate spread for the third quarter of 2007 as compared to the same period of 2006 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 3.49% for the third quarter of 2006 to 3.92% for the third quarter of 2007, than the increase in the average rate earned on interest earning assets from 6.58% for the third quarter of 2006 to 6.98% for the third quarter of 2007. The decrease in the net interest rate spread for the first nine months of 2007 as compared to the same period of 2006 was also primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 3.20% for the first nine months of 2006 to 3.87% for the first nine months of 2007, than the increase in the average rate earned on interest earning assets from 6.38% for the first nine months of 2007 to 6.93% for the first nine months of 2007. While the average rate paid on interest bearing liabilities increased at a larger rate than the average rate earned on interest earning assets, the earning asset yield increase for the third quarter of 2007 was a result of favorable economic activity throughout most of the Company’s subsidiary bank’s markets, resulting in stronger loan demand. The Company has also invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at September 30, 2007:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$18,069	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	57,000	—	—	—
Held-to-maturity securities	60,150	228,315	1,054,327	363,558
Available-for-sale and trading securities	63,222	171,161	413,363	370,555
Loans and leases, net of unearned income	4,991,334	1,603,031	2,322,196	138,162
Loans held for sale	103,722	—	—	—

Total interest earning assets	5,293,497	2,002,507	3,789,886	872,275

Interest bearing liabilities:
Interest bearing demand deposits and savings	3,774,192	146,959	—	—
Other time deposits	1,131,964	2,579,896	869,178	1,471
Federal funds purchased and securities sold under agreement to repurchase and other short-term FHLB borrowings	1,297,177	—	—	—
Long-term FHLB borrowings and junior subordinated debt securities	517	52,382	10,206	241,905
Other	45	74	74	54

Total interest bearing liabilities	6,203,895	2,779,311	879,458	243,430

Interest rate sensitivity gap	$(910,398)	$(776,804)	$2,910,428	$628,845

Cumulative interest sensitivity gap	$(910,398)	$(1,687,202)	$1,223,226	$1,852,071

Provision for Credit Losses and Allowance for Credit Losses
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank employs a systematic methodology for determining the allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Bank include loan and lease growth, changes in nonperforming and past due loans and leases, historical loan and lease loss experience, delinquencies, management’s assessment of loan and lease portfolio quality, the value of collateral and concentrations of loans and leases to specific borrowers or industries. Some of the qualitative factors that the Bank considers include existing general economic conditions and the inherent risks of individual loans and leases.
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
The Company’s provision for credit losses, allowance for credit losses and net charge-offs are shown in the following table:

	Three months ended
	September 30,
	2007	2006	% Change
	(Dollars in thousands)
Provision for credit losses	$5,727	$2,526	126.72%
Net charge-offs	$2,936	$1,399	109.86
Net charge-offs as a percentage of average loans and leases (annualized)	0.13%	0.07%	85.71

	Nine months ended
	September 30,
	2007	2006	% Change
	(Dollars in thousands)
Provision for credit losses	$14,925	$2,252	562.74%
Net charge-offs	$7,778	$6,361	22.28
Net charge-offs as a percentage of average loans and leases (annualized)	0.12%	0.11%	9.09
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.24%	1.25%	(0.80)
The increase in the provision for credit losses for the first nine months of 2007 compared to the same period of 2006 primarily reflects the $4.77 million pre-tax reduction in the allowance for credit losses during the first quarter of 2006 related to Hurricane Katrina because losses in the area impacted by the hurricane were less than originally anticipated. The increase in the provision for credit losses for the third quarter of 2007 is a result of the increased credit risk from the loan growth experienced by the Company, an increase in net charge-offs, as well as some downward migration of loans within the Banks’ loan and lease credit ratings and classifications. And because our mortgage lending decisions are based on conservative lending policies, we continue to have only nominal exposure, approximately $429,000, to the credit issues affecting the sub prime residential mortgage market.
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

	September 30,				December 31,
	2007		2006		2006
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and agricultural	$15,293	13.64%	$11,442	12.61%	$11,361	12.24%
Consumer and installment	8,315	4.65%	6,923	4.93%	6,665	4.90%
Real estate mortgage	84,861	75.71%	75,771	77.91%	77,279	78.38%
Lease financing	2,659	3.20%	2,921	3.98%	2,896	3.94%
Other	1,006	2.80%	334	0.57%	633	0.54%

Total	$112,134	100.00%	$97,391	100.00%	$98,834	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period	$98,834	$101,500	$101,500

Loans and leases charged off:
Commercial and agricultural	(1,936)	(714)	(1,479)
Consumer and installment	(4,711)	(3,656)	(5,305)
Real estate mortgage	(4,410)	(5,737)	(8,790)
Lease financing	—	(181)	(529)

Total loans charged off	(11,057)	(10,288)	(16,103)

Recoveries:
Commercial and agricultural	739	1,581	1,739
Consumer and installment	1,514	1,828	2,401
Real estate mortgage	992	460	658
Lease financing	34	58	62

Total recoveries	3,279	3,927	4,860

Net charge-offs	(7,778)	(6,361)	(11,243)

Provision charged to operating expense	14,925	2,252	8,577
Acquisitions	6,153	—	—

Balance, end of period	$112,134	$97,391	$98,834

Average loans for period	$8,676,921	$7,506,656	$7,579,935

Ratios:
Net charge-offs to average loans (annualized)	0.12%	0.11%	0.15%

Noninterest Revenue
The components of noninterest revenue for the three months and nine months ended September 30, 2007 and 2006 and the corresponding percentage changes are shown in the following table:

	Three months ended
	September 30,
	2007	2006	% Change
	(Dollars in thousands)
Mortgage lending	$100	$41	143.90%
Credit card, debit card and merchant fees	7,667	6,447	18.92
Service charges	17,281	16,247	6.36
Trust income	2,487	2,344	6.10
Securities gains, net	7	9	(22.22)
Insurance commissions	17,542	15,977	9.80
Other	12,810	8,169	56.81

Total noninterest revenue	$57,894	$49,234	17.59%

	Nine months ended
	September 30,
	2007	2006	% Change
	(Dollars in thousands)
Mortgage lending	$7,363	$6,937	6.14%
Credit card, debit card and merchant fees	21,932	18,988	15.50
Service charges	50,354	46,861	7.45
Trust income	7,158	6,685	7.08
Securities gains, net	24	36	(33.33)
Insurance commissions	55,001	47,139	16.68
Other	34,653	28,958	19.67

Total noninterest revenue	$176,485	$155,604	13.42%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $220.76 million and $166.47 million produced origination revenue of $1.05 million and $1.42 million for the quarters ended September 30, 2007 and 2006, respectively. Origination volume of $591.28 million and $455.27 million produced origination revenue of $4.34 million and $3.21 million for the first nine months ended September 30, 2007 and 2006, respectively. While origination volumes increased for the three and nine months ended September 30, 2007, as compared to the same periods of 2006, origination revenue decreased in the third quarter 2007 compared to the third quarter 2006 as the result of competitive pricing pressure.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.25 million and $2.29 million for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, revenue from the servicing of loans was $6.79 million and $6.81 million, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.20 million for the quarter ended September 30, 2007 and declined $3.67 million for the quarter ended September 30, 2006. The fair value of MSRs declined $3.77 million for the nine months ended September 30, 2007 and declined $3.08 million for the nine months ended September 30, 2006.
Credit card, debit card and merchant fees increased for the third quarter and nine months ending September 30, 2007 when compared to the same periods in 2006 as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts increased for the third quarter and nine months ending September 30, 2007 as compared to the same periods in 2006 because of higher volumes of items processed and growth in the number of deposit accounts. The acquisition of The Signature Bank in the first quarter of 2007 also contributed to the increase in card fees and service charges on deposit accounts. Trust income increased for the comparable three-month and nine-month periods as a result of increases in the value of assets custodied at or managed by the Bank. The increase in insurance commissions is primarily a result of the increase in policies written since September 30, 2006, including substantial new business generated in the Mississippi Gulf Coast region, coupled with higher policy premiums.
Contributing to the growth in other noninterest revenue for the first nine months of 2007 compared to the first nine months of 2006 were increases in corporate analysis charges, check printing fees, brokerage revenue and gains related to the disposition of fixed assets. Also reflected in other noninterest revenue are gains related to the sale or redemption of a portion of the Company’s MasterCard common stock holdings, $2.39 million in the third quarter of 2007 and $732,000 in the second quarter of 2006.
Noninterest Expense
The components of noninterest expense for the three months and nine months ended September 30, 2007 and 2006 and the corresponding percentage changes are shown in the following table:

	Three months ended
	September 30,
	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$63,269	$58,453	8.24%
Occupancy, net of rental income	8,959	8,598	4.20
Equipment	6,057	5,896	2.73
Other	28,066	25,714	9.15

Total noninterest expense	$106,351	$98,661	7.79%

	Nine months ended
	September 30,
	2007	2006	% Change
	(Dollars in thousands)
Salaries and employee benefits	$190,748	$174,402	9.37%
Occupancy, net of rental income	26,131	23,799	9.80
Equipment	18,136	17,481	3.75
Other	82,874	77,331	7.17

Total noninterest expense	$317,889	$293,013	8.49%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2007 increased compared to the same periods in 2006, primarily as a result of the hiring of employees to staff locations and facilities added since September 30, 2006, as well as the addition of the salaries and employee benefits related to the acquisition of The Signature Bank during the first quarter of 2007. Occupancy expense also increased on a comparable three-month and nine-month period basis primarily because of additional locations and facilities opened since September 30, 2006, including the addition of The Signature Bank facilities during the first quarter of 2007.

Equipment expense increased for the comparable three-month and nine-month periods because of increased depreciation related to equipment purchased since Sepember 2006. The renovation and reconstruction of facilities, along with new equipment purchased as a result of the destruction caused by Hurricane Katrina, contributed to the increased facility and equipment depreciation expense in 2007. The increase in other noninterest expense primarily reflects normal increases and general inflation in the cost of services and supplies purchased by the Company during the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006. Virtually all categories of noninterest expense reflect some comparable-period increase as a result of the acquisition of The Signature Bank during the first quarter of 2007.
Income Tax
Income tax expense was $17.48 million for the third quarter of 2007, a 15.04% decrease from $20.57 million for the third quarter of 2006. For the nine-month period ending September 30, 2007, income tax expense was $51.20 million compared to $52.77 million for the same period in 2006, representing a decrease of 2.97%. The effective tax rates for the third quarters of 2007 and 2006 were 32.52% and 46.28%, respectively, and the effective tax rates for the nine-month periods ended September 30, 2007 and 2006 were 32.63% and 35.20%, respectively. The decrease in effective tax rates for the third quarter and first nine months of 2007 compared to the same periods in 2006 was due to the recognition of $6.75 million in additional income tax expense in the third quarter of 2006, as statutory limitations prevented the recovery of excess taxes paid in prior years. Also, in second quarter 2006, issues related to a tax audit by The Mississippi State Tax Commission for the years 1998 through 2001 were resolved, allowing the reversal of a contingency of $1.95 million. If the additional tax expense had not been recognized in the third quarter 2006 and the reduction of state tax contingency had not been reversed in the second quarter of 2006, the effective tax rates for the nine months ended September 30, 2007 and 2006 would have remained relatively stable at 32.63% and 32.00%, respectively.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2007 were $11.96 billion, or 91.05% of total assets, compared with $10.88 billion, or 90.37% of total assets, at December 31, 2006.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2007 were $1.71 billion, compared with $1.72 billion at December 31, 2006, a 1.00% decrease. Available-for-sale securities were $1.02 billion at September 30, 2007, compared to $1.04 billion at December 31, 2006, a 2.27% decrease.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, real estate broker referrals, mortgage loan companies, current depositors and loan customers, builders, attorneys, walk-in customers and, in some instances, other lenders. The Bank has established disciplined and systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease. Loans and leases, net of unearned income, totaled $9.05 billion at September 30, 2007, which represented a 15.03% increase from $7.87 billion at December 31, 2006. The acquisition of The Signature Bank in the first quarter of 2007 contributed $786.26 million of the increase in loans and leases, net of unearned income at September 30, 2007.
At September 30, 2007, the Company did not have any concentrations of loans in excess of 10% of total loans outstanding. Loan concentrations exist if the Bank makes loans to a number of borrowers engaged in similar activities, where the borrowers could be similarly impacted by economic or other conditions. However, the Company conducts a significant portion of its business in a geographically concentrated area, and the ability of the

Company’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Company’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans, but which do not currently meet the criteria for disclosure as non-performing loans. Historically, some of these loans are ultimately restructured or placed in non-accrual status. At September 30, 2007, no loans of material significance were known to be potential non-performing loans.
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
The Company’s policy provides that loans, other than installment loans, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Non-performing loans were 0.35% of loans and leases, net of unearned income, at September 30, 2007 and 0.30% of loans and leases, net of unearned income, at December 31, 2006.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $10.19 billion at September 30, 2007 as compared to $9.71 billion at December 31, 2006, representing a 4.95% increase. Noninterest bearing demand deposits decreased by $130.07 million, or 7.16%, to $1.69 billion at September 30, 2007 from $1.82 billion at December 31, 2006, and interest bearing demand, savings and time deposits increased $610.31 million, or 7.73%, to $8.50 billion at September 30, 2007 from $7.89 billion at December 31, 2006. The acquisition of The Signature Bank in the first quarter of 2007 contributed $522.39 million of the increase in interest bearing demand, savings and time deposits at September 30, 2007.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.83% and 11.99%, respectively, at September 30, 2007. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at September 30, 2007. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.28% at September 30, 2007, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2007 as its Tier I capital, total capital and leverage capital ratios were 10.49%, 11.65% and 8.00%, respectively.
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of September 30, 2007, 332,000 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. From January 1, 2001 through September 30, 2007, the Company repurchased approximately 11.9 million shares of its common stock under various repurchase plans authorized by the Company’s Board of Directors. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the term of the program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” included herein for information about the Company’s repurchases during the three months ended September 30, 2007.
In 2002, the Company issued $128.87 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company. The $125 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve Board guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.
The Company assumed $6.19 million in Junior Subordinated Debt Securities and the related $6 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation and assumed $3.09 million in Junior Subordinated Debt Securities and the related $3 million in trust preferred securities pursuant to the merger on December 31, 2004 with Premier Bancorp, Inc. The Company also assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.56 million in Junior Subordinated Debt Securities and the related $18.00 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp. The Junior Subordinated Debt Securities and the related trust preferred securities assumed from Premier Bancorp, Inc. were redeemed on November 7, 2007. After the redemption, the Company’s remaining aggregate of $30.50 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines. For more information, see Note 7 to the Company’s Consolidated Financial Statements included elsewhere in this report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2007, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended September 30, 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
July 1 — July 31	20,000	$23.44	20,000	2,805,000
August 1 — August 31	88,300	23.11	88,300	2,716,700
September 1 — September 30	48,700	24.42	48,700	2,668,000

Total	157,000

(1)	On March 31, 2007, the Company announced a stock repurchase program pursuant to which the Company may purchase up to 3.0 million shares of its common stock prior to April 30, 2009. During the three months ended September 30, 2007, the Company terminated no stock repurchase plans or programs prior to expiration.
ITEM 6. EXHIBITS.

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: November 8, 2007	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.