Form 10-K
period 2007-12-31
BANCORPSOUTH INC
filed 2008-02-28
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2007 was approximately $1,910,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2007.
     As of February 21, 2008, the registrant had outstanding 82,374,748 shares of common stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement used in connection with the registrant’s 2008 Annual Meeting of Shareholders, to be held April 23, 2008, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

PART I
ITEM 1. BUSINESS.
GENERAL
     BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982. Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. At December 31, 2007, the Company and its subsidiaries had total assets of approximately $13.2 billion and total deposits of approximately $10.1 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
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
DESCRIPTION OF BUSINESS
     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 295 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
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
     At December 31, 2007, the Company and its subsidiaries had approximately 4,400 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.
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
     The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2007, the Company had a “satisfactory” rating under CRA.
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
     In addition, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “USA Patriot Act”), requires each financial institution (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country. The USA Patriot Act also requires that financial institutions must follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
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
     The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.
     In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of financial holding companies and their bank and non-bank subsidiaries. Management is not able to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company and its subsidiaries.
LENDING ACTIVITIES
     The Bank’s lending activities include both commercial and consumer loans. Loan originations are derived from a number of sources including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan, and applies these procedures in a disciplined manner.
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
Non-Residential Consumer Lending
     Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at universities and community colleges in the Bank’s market areas. In most cases, the Bank sells its student loans under existing contracts and releases the right to service those loans. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than those charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans.
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
OTHER FINANCIAL SERVICES
     The Bank’s insurance service subsidiary serves as an agent in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana and Missouri.

     The Bank’s investment services subsidiary provides brokerage, investment advisory and asset management services and operates in certain communities in Mississippi, Tennessee, Alabama, Arkansas, Louisiana, Texas and Missouri.
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
RECENT ACQUISITONS
     On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Consideration paid to complete this transaction consisted of 3,313,848 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $83.4 million. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company. Effective July 1, 2007, The Signature Bank merged with and into BancorpSouth Bank.
SELECTED FINANCIAL INFORMATION
     Set forth in this section is certain selected financial information relating to the business of the Company and the Bank.
     Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations — Net Interest Revenue” included herein for information regarding the distribution of assets, liabilities and shareholders’ equity, and interest rates and interest differential.

Analysis of Changes in Effective Interest Differential
     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Results of Operations — Net Interest Revenue” included herein for information regarding the analysis of changes in effective interest differential.
Investment Portfolio
Held-to-Maturity Securities
     The following table shows the amortized cost of the Bank’s held-to-maturity securities at December 31, 2007, 2006 and 2005:

	December 31
	2007	2006	2005
	(In thousands)
U. S. Treasury securities	$—	$10,038	$5,148
U. S. Government agency securities	1,375,656	1,514,882	1,211,551
Taxable obligations of states and political subdivisions	49,238	5,561	9,029
Tax-exempt obligations of states and political subdivisions	194,021	185,932	166,776
Other securities	7,001	7,007	20,025

Total	$1,625,916	$1,723,420	$1,412,529

     The following table shows the maturities and weighted average yields at December 31, 2007 for the investment categories presented above:

	December 31, 2007
		U.S.	Obligations of
	U.S.	Government	States and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$352,878	$61,676	$7,001	4.44%
Maturing after one year but within five years	—	821,372	44,738	—	4.64%
Maturing after five years but within ten years	—	201,406	57,747	—	5.14%
Maturing after ten years	—	—	79,098	—	6.08%

Total	$—	$1,375,656	$243,259	$7,001

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
Available-for-Sale Securities
     The following table shows the book value of the Bank’s available-for-sale securities at December 31, 2007, 2006 and 2005:

	December 31
	2007	2006	2005
	(In thousands)

U. S. Treasury securities	$—	$—	$—
U. S. Government agency securities	856,524	897,118	1,178,326
Taxable obligations of states and political subdivisions	7,732	7,382	7,161
Tax-exempt obligations of states and political subdivisions	78,149	95,602	117,523
Other securities	58,789	41,897	50,872

Total	$1,001,194	$1,041,999	$1,353,882

     The following table shows the maturities and weighted average yields at December 31, 2007 for the investment categories presented above:

	December 31, 2007
		U.S.	Obligations of
	U.S.	Government	State and		Weighted
	Treasury	Agency	Political	Other	Average
	Securities	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$—	$170,435	$12,952	$10,051	3.67%
Maturing after one year but within five years	—	557,736	28,099	3,020	3.87%
Maturing after five years but within ten years	—	76,420	15,217	—	5.82%
Maturing after ten years	—	51,933	29,613	45,718	5.66%

Total	$—	$856,524	$85,881	$58,789

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.
Loan and Lease Portfolio
     The Bank’s loans and leases are widely diversified by borrower and industry. The table below shows the composition of the Bank’s loans and leases by collateral type at December 31 for the years indicated. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans and Leases” included herein for more information regarding the Bank’s loan and lease portfolio.

	December 31
	2007	2006	2005	2004	2003
	(In thousands)
Commercial and agricultural	$1,236,776	$968,915	$930,259	$765,096	$743,286
Consumer and installment loans to individuals	450,882	388,212	388,610	415,615	533,755
Real estate mortgage	7,020,431	6,205,491	5,746,669	5,393,231	4,738,715
Lease financing	285,865	312,313	302,311	262,035	227,918
Other	233,541	42,592	33,363	29,067	23,583

Total gross loans and leases	$9,227,495	$7,917,523	$7,401,212	$6,865,044	$6,267,257

Maturity Distribution of Loans and Leases
     The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio. The following table shows the maturity distribution of the Bank’s loans and leases net of unearned income as of December 31, 2007:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and agricultural	$678,082	$460,656	$98,038
Consumer and installment loans to individuals	246,992	167,794	35,710
Real estate mortgage	3,849,062	2,614,865	556,504
Lease financing	130,728	88,811	18,901
Other	128,042	86,986	18,513

Total loans and leases, net of unearned income	$5,032,906	$3,419,112	$727,666

Sensitivity of Loans and Leases to Changes in Interest Rates
     The interest rate sensitivity of the Bank’s loan and lease portfolio is important in the management of effective interest differential. The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Bank’s loans and leases net of unearned income as of December 31, 2007:

	Fixed	Variable
	Rate	Rate
	(In thousands)

Loan and lease portfolio due after one year	$2,402,228	$1,744,550

Non-Accrual, Past Due and Restructured Loans and Leases
     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Bank’s non-performing loans and leases were as follows at December 31 for the years indicated:

	December 31
	2007	2006	2005	2004	2003
	(In thousands)

Non-accrual loans and leases	$9,789	$6,603	$8,816	$12,335	$18,139
Loans and leases 90 days or more past due	18,671	15,282	17,744	19,554	30,634
Restructured loans and leases	721	1,571	2,239	2,107	2,659

Total non-performing loans and leases	$29,181	$23,456	$28,799	$33,996	$51,432

     The total amount of interest earned on non-performing loans and leases was approximately $385,000, $114,000, $194,000, $195,000 and $248,000 in 2007, 2006, 2005, 2004 and 2003, respectively. The gross interest income that would have been recorded under the original terms of those loans and leases if they had not been non-performing amounted to $964,000, $475,000, $600,000, $784,000 and $1,334,000 in 2007, 2006, 2005, 2004 and 2003, respectively.
     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s recorded investment in loans considered impaired at December 31, 2007, 2006, 2005, 2004 and 2003 was $9,546,000, $9,087,000, $13,505,000, $11,523,000 and $13,979,000, respectively, with a valuation allowance of $4,404,000, $4,511,000, $6,117,000, $5,279,000 and $6,854,000, respectively. The average recorded investment in impaired loans during 2007, 2006, 2005, 2004 and 2003 was $7,976,000, $9,633,000, $12,794,000, $14,579,000 and $15,695,000, respectively.
     The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At December 31, 2007, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
     At December 31, 2007, the Bank did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market area.
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

	2007		2006		2005
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$15,109	13.40%	$11,361	12.24%	$12,171	12.57%
Consumer & installment loans to individuals	9,013	4.89	6,665	4.90	10,458	5.25
Real estate mortgage	88,061	76.08	77,279	78.38	75,570	77.64
Lease financing	2,656	3.10	2,896	3.94	3,014	4.08
Other	358	2.53	633	0.54	287	0.46

Total	$115,197	100.00%	$98,834	100.00%	$101,500	100.00%

	2004		2003
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$10,143	11.14%	$12,116	11.86%
Consumer & installment loans to individuals	7,659	6.05	10,311	8.52
Real estate mortgage	69,572	78.56	66,161	75.61
Lease financing	2,814	3.82	2,758	3.64
Other	1,485	0.43	766	0.37

Total	$91,673	100.00%	$92,112	100.00%

     The table below sets forth certain information with respect to the Bank’s loans (net of unearned income) and the allowance for credit losses for the five years ended December 31, 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Bank’s allowance for credit losses.

	2007	2006	2005	2004	2003
		(Dollars in thousands)
LOANS
Average loans for the period	$8,784,940	$7,579,935	$7,026,009	$6,387,656	$6,276,805

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period	$98,834	$101,500	$91,673	$92,112	$87,875
Loans charged off:
Commercial and agricultural	(2,533)	(1,479)	(2,172)	(7,598)	(7,681)
Consumer and installment loans to individuals	(6,393)	(5,305)	(7,651)	(9,413)	(11,895)
Real estate mortgage	(7,792)	(8,790)	(10,187)	(7,119)	(4,686)
Lease financing	(123)	(529)	(423)	—	(479)

Total loans charged off	(16,841)	(16,103)	(20,433)	(24,130)	(24,741)

Recoveries:
Commercial and agricultural	913	1,739	1,063	1,230	834
Consumer and installment loans to individuals	1,962	2,401	2,384	2,528	2,140
Real estate mortgage	1,396	658	1,089	808	865
Lease financing	84	62	21	11	9

Total recoveries	4,355	4,860	4,557	4,577	3,848

Net charge-offs	(12,486)	(11,243)	(15,876)	(19,553)	(20,893)
Provision charged to operating expense	22,696	8,577	24,467	17,485	25,130
Acquisitions	6,153	—	1,236	1,629	—

Balance, end of period	$115,197	$98,834	$101,500	$91,673	$92,112

RATIOS
Net charge-offs to average loans	0.14%	0.15%	0.23%	0.31%	0.33%

Deposits
          Deposits represent the principal source of funds for the Bank. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Bank’s assessment of the stability of its fund sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits” included herein for more information regarding deposits made with the Bank.
          The following table shows the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2007:

	Year Ended December 31
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Noninterest bearing demand deposits	$1,654,149	—	$1,712,934	—	$1,523,793	—
Interest bearing demand deposits	3,191,433	2.63%	2,886,030	2.08%	2,849,199	1.37%
Savings deposits	718,080	1.30%	744,106	1.07%	738,555	0.81%
Other time deposits	4,636,436	4.65%	4,211,371	4.09%	3,998,864	3.16%

Total deposits	$10,200,098		$9,554,441		$9,110,411

          The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2007 had maturities as follows:

Amount
Maturing in	(In thousands)
Three months or less	$735,517
Over three months through six months	450,220
Over six months through 12 months	555,184
Over 12 months	316,803

Total	$2,057,724

Return on Equity and Assets
          Return on average shareholders’ equity, return on average assets and the dividend payout ratios based on net income for the three years ended December 31, 2007 were as follows:

	Year Ended December 31
	2007	2006	2005
Return on average shareholders’ equity	12.31%	12.52%	12.33%
Return on average assets	1.07	1.06	1.05
Dividend payout ratio	49.11	50.32	51.70
          The Company’s average shareholders’ equity as a percentage of average assets was 8.72%, 8.48% and 8.52% for 2007, 2006 and 2005, respectively. In 2007, the Company’s return on average shareholders’ equity (which is calculated by dividing net income by average shareholders’ equity) and dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) decreased compared to 2006 and its return on average assets (which is calculated by dividing net income by average total assets) increased compared to 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” included herein for more information regarding the Company’s net income and the calculation of return on average shareholders’ equity and return on average assets.
Short-Term Borrowings
          The Bank uses borrowed funds as an additional source of funds for growth in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements and short-term Federal Home Loan Bank (“FHLB”) advances.
          The following table sets forth, for the periods indicated, certain information about the Bank’s short-term borrowings and the components thereof:

	2007
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
		(Dollars in thousands)
Federal funds purchased	$200	2.8%	$39,558	5.3%	$185,281
Flexible repurchase agreements purchased	—	—	4,149	4.2	8,581
Securities sold under agreement to repurchase	809,698	3.4	737,861	4.4	912,691
Short-term FHLB advances	706,586	2.9	279,125	4.9	706,586

Total	$1,516,484		$1,060,693		$1,813,139

	2006
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$2,400	4.8%	$19,809	5.3%	$51,450
Flexible repurchase agreements purchased	10,957	4.1	38,237	4.0	55,875
Securities sold under agreement to repurchase	659,081	4.5	637,026	4.3	715,011
Short-term FHLB advances	200,000	5.2	111,789	5.3	325,000

Total	$872,438		$806,861		$1,147,336

	2005
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$2,300	3.8%	$9,953	3.0%	$45,000
Flexible repurchase agreements purchased	59,531	4.0	12,877	3.8	59,556
Securities sold under agreement to repurchase	686,308	3.4	481,238	2.6	686,308
Short-term FHLB advances	2,000	3.8	20,874	3.1	62,000

Total	$750,139		$524,942		$852,864

          Federal funds purchased generally mature the day following the date of purchase while securities sold under agreement to repurchase generally mature within 30 days from the date of the sale. Short-term FHLB borrowings generally mature within 30 days following the date of purchase. At December 31, 2007, the Bank had established informal federal funds borrowing lines of credit aggregating $635 million.
Long-Term Federal Home Loan Bank Borrowings
          The Bank has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (“FHLB”) of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets. At December 31, 2007, there were no call features on long-term FHLB borrowings.
          At December 31, 2007, the following FHLB fixed long-term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2009	3.40% — 5.90%	$2,627
2010	3.02% — 5.86%	3,500
2011	5.28% — 6.93%	2,850
2012	4.71%	1,500
Thereafter	4.69% — 5.99%	78,500

Total		$88,977

ITEM 1A. RISK FACTORS.
          Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the expiration of the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations of the Company by the Federal Reserve, Company’s operating results, growth strategies and growth opportunities, interest earning assets and interest bearing liabilities, unsecured loans, credit card losses, commercial loans, mortgage loans, economic conditions in the Company’s market area, internal control over financial reporting, maturities of held-to-maturity securities, valuation of mortgage servicing rights, diversification of revenue stream, the Company’s policy regarding asset quality, net interest revenue, net interest margin, interest rate sensitivity, credit quality and credit losses, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities, deposits, non-performing assets, the Company’s ability to declare and pay dividends, future acquisitions, market risk, significant accounting policies, underwriting and loan administration policies, indirect lending activities, market conditions, stock repurchase program, the impact of Hurricane Katrina, allowance for credit losses, financial condition of the Company’s borrowers, off-balance sheet arrangements, pension and other post-retirement benefit amounts, loans in the Bank’s consumer finance subsidiary, expansion of products and services offered by the Company’s insurance agencies, charge-offs, legal and regulatory limitations and compliance, junior subordinated debt securities and the effect of certain legal claims and pending lawsuits.
     We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, the following:
•	The ability of the Company to increase noninterest revenue and expand noninterest revenue business;

•	Changes in general business or economic conditions or government fiscal and monetary policies;

•	Fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies;

•	The ability of the Company to maintain credit quality;

•	The ability of the Company to provide and market competitive products and services;

•	Changes in the Company’s operating or expansion strategy;

•	Geographic concentration of the Company’s assets and susceptibility to economic downturns in that area;

•	The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

•	Laws and regulations affecting financial institutions in general;

•	The ability of the Company to operate and integrate new technology;

•	The ability of the Company to manage its growth and effectively serve an expanding customer and market base;

•	The ability of the Company to attract, train and retain qualified personnel;

•	Changes in consumer preferences;

•	The ability of the Company to repurchase its common stock on favorable terms;

•	The ability of the Company to collect amounts due under loan agreements and to attract deposits;

•	Legislation and court decisions related to the amount of damages recoverable in legal proceedings;

•	Possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	Other factors generally understood to affect the financial results of financial services companies.
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
We realize net interest income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.
          Changes in prevailing interest rates may hurt our business. We derive our net interest income mainly from the difference or spread between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.
          Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.
Changes in interest rates could have an adverse impact on our results of operations and financial condition.
          Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of the spread between interest earned on loans and investments and interest paid on deposits and borrowings could adversely affect our earnings and financial condition.
          Interest rates are highly sensitive to many factors including:
•	The rate of inflation;

•	Economic conditions;

•	Federal monetary policies; and

•	Stability of domestic and foreign markets.
          Changes in market interest rates will also affect the level of prepayments on loans as well as the payments received on mortgage backed securities, requiring the reinvestment at lower rates than the loans or securities were paying.
          The Bank originates a significant amount of residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and consequently fee income, which we report as gain on sale of loans. Conversely, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of mortgage servicing rights on the loans sold to be lower than originally anticipated. If this happens, the Company may be required to write down the value of our mortgage servicing rights faster than anticipated, which will increase expense and lower earnings.
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
     We have operations in Mississippi, Alabama, Louisiana, Texas and Florida, which include areas susceptible to hurricanes or tropical storms. Such weather conditions can disrupt our operations, result in damage to our branch office locations or negatively affect the local economies in which we operate. In late August 2005, Hurricane Katrina devastated parts of the Mississippi Gulf Coast, causing substantial damage to residences and businesses in these areas, including 13 of our banking locations. We cannot predict whether or to what extent damage caused by future hurricanes or storms will affect our operations or the economies in our market areas, but such weather conditions could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of devastating hurricanes or storms.
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
          The banking business is extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. We compete, and will continue to compete, with well-established banks, credit unions, insurance agencies and other financial institutions, some of which have significantly greater resources and lending limits. Some of our competitors provide certain services that we do not provide.
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

The Bank owns 240 of its 272 branch banking facilities. The remaining 32 branch banking facilities are occupied under leases with unexpired terms ranging from one to 11 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition The Bank also owns several parcels of property acquired under foreclosure. Ownership of and rentals on other real property by the Bank are not material.

b.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns four of the 14 offices it occupies. It leases ten offices that have unexpired terms varying in duration from one to nine years.
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
          The Company reported litigation expense of approximately $2.3 million in 2007 due to legal and other accruals established relative to the Company’s proportionate share of projected Visa, Inc.’s litigation charges. These reserves pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and was based on information available from Visa, Inc. and other member banks. The Bank, as a member of Visa, Inc. is obligated to share in certain liabilities associated with Visa, Inc.’s settled and pending litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET FOR COMMON STOCK
          The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2007	Fourth	$25.78	$21.19
	Third	26.50	21.75
	Second	25.55	23.22
	First	27.56	23.51

2006	Fourth	$28.32	$24.61
	Third	28.60	26.03
	Second	27.25	23.60
	First	24.69	21.78
HOLDERS OF RECORD
          As of February 21, 2008, there were 9,346 shareholders of record of the Company’s common stock.
DIVIDENDS
          The Company declared cash dividends each quarter in an aggregate annual amount of $0.83 per share during 2007 and $0.79 per share during 2006. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. Business — Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.
ISSUER PURCHASES OF EQUITY SECURITIES
          The Company made the following purchases of its common stock during the three months ended December 31, 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
October 1 — October 31	—	$—	—	2,668,000
November 1 — November 30	113,700	22.22	113,700	2,554,300
December 1 — December 31	—	—	—	2,554,300

Total	113,700

(1)	On March 21, 2007, the Company announced a stock repurchase program pursuant to which the Company may purchase up to three million shares of its common stock during the period between May 1, 2007 and April 30, 2009. During the three months ended December 31, 2007, the Company terminated no repurchase plans or programs and no such plans or programs expired.
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

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In thousands)
Earnings Summary:
Interest revenue	$801,242	$681,891	$559,936	$497,629	$526,911
Interest expense	378,343	296,092	204,379	163,837	175,805

Net interest revenue	422,899	385,799	355,557	333,792	351,106
Provision for credit losses	22,696	8,577	24,467	17,485	25,130

Net interest revenue, after provision for credit losses	400,203	377,222	331,090	316,307	325,976
Noninterest revenue	231,799	206,094	198,812	183,519	190,086
Noninterest expense	428,058	393,154	362,102	342,945	322,594

Income before income taxes	203,944	190,162	167,800	156,881	193,468
Income tax expense	66,001	64,968	52,601	46,261	62,334

Net income	$137,943	$125,194	$115,199	$110,620	$131,134

	Year Ended December 31
	2007	2006	2005	2004	2003
		(Dollars in thousands, except per share amounts)
Per Share Data:
Net income: Basic	$1.69	$1.58	$1.47	$1.44	$1.69
Diluted	1.69	1.57	1.47	1.43	1.68
Cash dividends	0.83	0.79	0.76	0.73	0.66
Book value	14.54	12.98	12.33	11.74	11.15

Balance Sheet-Year-End Balances:
Total assets	$13,189,841	$12,040,521	$11,768,674	$10,848,193	$10,305,035
Total securities	2,627,110	2,765,419	2,766,411	2,988,407	3,081,681
Loans, net of unearned income	9,179,684	7,871,471	7,365,555	6,836,698	6,233,067
Total deposits	10,064,099	9,710,578	9,607,258	9,059,091	8,599,128
Long-term debt	88,977	135,707	137,228	141,094	138,498
Total shareholders’ equity	1,196,626	1,026,585	977,166	916,428	868,906

Selected Ratios:
Return on average assets	1.07%	1.06%	1.05%	1.05%	1.28%
Return on average equity	12.31%	12.52%	12.33%	12.67%	15.50%
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
          The Company is a regional financial holding company with approximately $13.2 billion in assets headquartered in Tupelo, Mississippi. The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
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
          The table below summarizes key indicators of the Company’s financial performance for the years ended December 31, 2007, 2006 and 2005.

(Dollars in thousands, except per share amounts)	2007	% Change	2006	% Change	2005
Net income	$137,943	10.2%	$125,194	8.7%	$115,199
Net income per share: Basic	$1.69	7.0	$1.58	7.5	$1.47
Diluted	$1.69	7.6	$1.57	6.8	$1.47
Return on average assets	1.07%	1.1	1.06%	1.0	1.05%
Return on average shareholders’ equity	12.31%	(1.7)	12.52%	1.5	12.33%
          The increase in the Company’s net income for 2007 when compared to 2006 was primarily attributable to the increase in its net interest revenue. The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. Net interest revenue for 2007 was $422.9 million, compared to $385.8 million for 2006 and $355.6 million for 2005. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. In 2007, net interest revenue was significantly impacted by the acquisition of The Signature Bank in the first quarter of 2007. Also in 2007, the Company’s net interest revenue continued to be positively impacted by increases in interest rates earned on loans and investment securities as well as the increased loan demand throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
          While the increase in net interest revenue in 2007 compared to 2006 positively impacted net income, the provision for credit losses increased in 2007 when compared to 2006, negatively impacting net income. The increase in the provision for credit losses for 2007 was a result of the loan growth experienced during 2007 as well as a result of the reduction in credit reserves related to Hurricane Katrina in 2006. During 2005, the Company increased its provision by $7.6 million related to the expected impact of Hurricane Katrina on the Mississippi Gulf Coast region. Because the actual effect of Hurricane Katrina on the Company’s customers was less than what was originally estimated in 2005, the Company reversed $5.9 million of the allowance for credit losses that was related to Hurricane Katrina during 2006. Net charge-offs remained fairly stable in 2007 at 0.14% of average loans after decreasing to 0.15% of average loans in 2006 from 0.23% of average loans in 2005 as a result of improved asset quality. Because mortgage lending decisions are based on conservative lending policies, the Company continues to have nominal exposure, approximately $329,000 as of December 31, 2007, to the credit issues affecting the sub-prime residential mortgage market.
          The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue for 2007 was $231.8 million, compared to $206.1 million for 2006 and $198.8 million in 2005. One of the primary contributors to noninterest revenue in 2007 was the increase in insurance commissions. Insurance commissions increased 12.5% in 2007 compared to 2006 after increasing 15.3% in 2006 compared to 2005 as a result of the increase in policies written in 2007 and 2006, including substantial new business generated in the Mississippi Gulf Coast region, coupled with higher policy premiums. Debit card, credit card and merchant fees increased in 2007 compared to 2006 as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts increased in 2007 compared to 2006 because of higher volumes of items processed and growth in the number of deposit accounts. Noninterest revenue in 2007 was also positively impacted by gains of $3.4 million related to the sale or redemption of a portion of the Company’s MasterCard common stock holdings.
          Noninterest expense for 2007 was $428.1 million, an increase of 8.9% from $393.2 million for 2006, which was an increase of 8.6% from $362.1 million for 2005. The increases in noninterest expense primarily resulted from additional salaries and employee benefits associated with the acquisitions of two banks since December 2005 and increased occupancy costs from opening new offices during 2007 and 2006 as the Company continued to reinvest by expanding its branch and ATM networks while systems and operational consolidation efforts continued. The Company completed the acquisition of City Bancorp on March 1, 2007. City Bancorp’s banking subsidiary, The Signature Bank, merged with and into the Bank on July 1, 2007. The Company completed the acquisition of American State Bank Corporation on December 1, 2005. Pursuant to the merger, American State

Bank Corporation’s banking subsidiary, American State Bank, merged with and into the Bank. Income tax expense was $66.0 million in 2007, $65.0 million in 2006 and $52.6 million in 2005. Income tax expense increased in 2007 primarily as a result of an increase in pretax income in 2007 while income tax expense increased in 2006 primarily as a result of an increase in the provision for income taxes of $6.8 million due to a statutory limitation that prevented the Company from recovering excess income taxes paid in prior years. The major components of net income are discussed in more detail in the various sections that follow.
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
Allowance for Credit Losses
          The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information. At December 31, 2007, the allowance for credit losses was $115.2 million, representing 1.25% of total loans and leases at year-end.
Mortgage Servicing Rights
          The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). Prior to the Company’s adoption of SFAS No. 156 “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. As a result of the Company’s adoption of SFAS No. 156 on January 1, 2006, the Company carries MSRs at fair value with subsequent remeasurement of MSRs based on change in fair value. In determining the fair value of MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and the assumptions used by the independent third party to arrive at the estimate are reviewed by management. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2007, the Company’s mortgage servicing asset was valued at $32.5 million.
Pension and Postretirement Benefits
          Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these estimates could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106 and 132R” which was adopted on December 31, 2006. The adoption of SFAS No. 158 had no material impact on the regulatory requirements for capital of the Company. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2007. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Liability Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan based on the December 31, 2007 Citigroup Pension Discount Curve. The Citigroup Pension Liability Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumption for determination of the projected benefit obligation of the pension plans at 6.33% based on a December 31, 2007 measurement date.
RESULTS OF OPERATIONS
Net Interest Revenue
          Net interest revenue increased 9.6% to $422.9 million in 2007 from $385.8 million in 2006, which represented an increase of 8.5% from $355.6 million in 2005. The increase in net interest revenue for 2007 and 2006 is related to the combination of growth in loans and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. The increase in net interest revenue for 2007 was also attributed to the acquisition of The Signature Bank during the first quarter of 2007. Net interest revenue is the difference between interest revenue earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.
          Interest revenue increased 17.2% to $811.2 million in 2007 from $692.0 million in 2006, which represented an increase of 21.6% from $569.1 million in 2005. The increase in interest revenue during 2007 was attributable to a 9.7% increase in average interest earning assets to $11.7 billion in 2007 and an increase in the yield of those assets of 44 basis points to 6.90% in 2007. The acquisition of The Signature Bank in the first quarter of 2007 was the primary contributor to the increases in interest revenue and average interest earning assets in 2007 when compared to 2006. The increase in asset yields in 2007 when compared to 2006 resulted from increased loan demand with the Company funding this loan demand with maturing lower interest rate securities. The increase in interest revenue during 2006 was attributable to a 6.9% increase in average interest earning assets to $10.7 billion in 2006 and an increase in the yield of those assets of 78 basis points to 6.46% in 2006. The increase in interest revenue during 2005 was attributable to a 2.8% increase in average interest earning assets to $10.0 billion in 2005 and an increase in the yield of those assets of 48 basis points to 5.68% in 2005.
          Interest expense increased 27.8% to $378.3 million in 2007 from $296.1 million in 2006, which represented an increase of 44.9% from $204.4 million in 2005. The increase in interest expense during 2007 was attributable to a 10.9% increase in average interest bearing liabilities to $9.9 billion in 2007 and an increase in the average rate paid on those liabilities of 50 basis points to 3.82% in 2007. Again, the acquisition of The Signature Bank during the first quarter of 2007 was the primary contributor to the increases in average interest bearing liabilities and the average rate paid on those liabilities in 2007 when compared to 2006. The increase in interest expense during 2006 was attributable to a 6.4% increase in average interest bearing liabilities to $8.9 billion in 2006 and an increase in the average rate paid on those liabilities of 88 basis points to 3.32% in 2006. The increase in interest expense during 2005 was attributable to a 1.5% increase in average interest bearing liabilities to $8.4 billion in 2005 and an increase in the average rate paid on those liabilities of 46 basis points to 2.44% in 2005.
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
          Net interest margin for 2007 was 3.68%, a decrease of 2 basis points from 3.70% for 2006 which represented an increase of 6 basis points from 3.64% for 2005. Net interest rate spread for 2007 was 3.09%, a decrease of 5 basis points from 3.14% for 2006, which represented an decrease of 10 basis points from 3.24% for 2005. The decrease in net interest margin for 2007 was primarily a result of the larger percentage increase in average earning assets relative to the percentage increase in the earning asset yield. Conversely, the increase in net interest margin for 2006 was primarily a result of the larger percentage increase in the earning asset yield relative to the percentage increase in the average earning assets. The earning asset yield increase for 2007 and 2006 was a result of favorable economic activity throughout most of the Bank’s markets, resulting in stronger loan demand. The Company has invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments. The Company has also chosen to fund its loan growth with lower rate short-term FHLB borrowings rather than higher rate time deposits. The decrease in the net interest rate spread for 2007 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 3.32% in 2006 to 3.82% in 2007, than the increase in the average rate earned on interest earning assets from 6.46% in 2006 to 6.90% in 2007. The decrease in the net interest rate spread for 2006 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.44% in 2005 to 3.32% in 2006, than the increase in the average rate earned on interest earning assets from 5.68% in 2005 to 6.46% in 2006. The increase in net interest margin and net interest rate spread in 2005 was primarily a result of the larger increase in the average rate earned on interest earning assets, from 5.20% in 2004 to 5.68% in 2005, than the increase in the average rate paid on interest bearing liabilities, from 1.98% in 2004 to 2.44% in 2005. The earning asset yield increase for 2005 was a result of the favorable economic activity throughout most of the Bank’s markets, driving increased interest rates as well as stronger loan demand while the Company maintained a conservative stance in the average maturity of its investment assets mitigating the Company’s liability-sensitivity during 2005 as interest rates increased.
          The Company experienced growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2007. Average interest earning assets increased 9.7% during 2007, 6.9% during 2006 and 2.8% during 2005. Average interest bearing liabilities increased 10.9% during 2007, 6.4% during 2006 and 1.5% during 2005 because of increases in the Company’s deposits and short-term borrowings. The larger increases in average interest earning assets and average interest bearing liabilities in 2007 were a result of the acquisition of The Signature Bank during the first quarter of 2007.
          The table below presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2007. Each of the measures is reported on a fully-taxable equivalent basis.

	2007			2006			2005
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$8,784,940	$672,193	7.65%	$7,579,935	$556,320	7.34%	$7,026,009	$453,094	6.45%
Loans held for sale	95,313	5,962	6.26%	67,196	4,353	6.48%	72,291	3,195	4.42%
Held-to-maturity securities:
Taxable	1,530,247	68,142	4.45%	1,517,430	63,010	4.15%	1,100,432	38,839	3.53%
Non-taxable (3)	189,234	12,701	6.71%	183,986	12,297	6.68%	143,679	10,027	6.98%
Available-for-sale securities:
Taxable	977,459	41,212	4.22%	1,135,506	42,352	3.73%	1,412,600	49,319	3.49%
Non-taxable (4)	84,292	6,194	7.35%	106,635	7,729	7.25%	129,519	9,307	7.19%
Federal funds sold, securities purchased under agreement to resell and short-term investments	87,948	4,831	5.49%	121,639	5,895	4.85%	139,444	5,294	3.80%

Total interest earning assets and revenue	11,749,433	811,235	6.90%	10,712,327	691,956	6.46%	10,023,974	569,075	5.68%
Other assets	1,217,135			1,184,643			1,040,527
Less: allowance for credit losses	(109,433)			(98,817)			(95,627)

Total	$12,857,135			$11,798,153			$10,968,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$3,191,433	$83,833	2.63%	$2,886,030	$60,145	2.08%	$2,849,199	$38,947	1.37%
Savings	718,080	9,301	1.30%	744,106	7,987	1.07%	738,555	5,967	0.81%
Other time	4,636,436	215,723	4.65%	4,211,371	172,368	4.09%	3,998,864	126,183	3.16%
Federal funds purchased, securities sold under agreement to repurchase and short-term FHLB borrowings	1,057,057	48,098	4.55%	807,860	35,835	4.44%	526,274	14,080	2.68%
Junior subordinated debt securities	159,939	13,067	8.17%	144,847	11,791	8.14%	138,714	11,142	8.03%
Long-term FHLB borrowings	144,006	8,321	5.77%	136,411	7,966	5.84%	137,902	8,060	5.84%

Total interest bearing liabilities and expense	9,906,951	378,343	3.81%	8,930,625	296,092	3.32%	8,389,508	204,379	2.44%
Demand deposits— noninterest bearing	1,654,149			1,712,934			1,523,793
Other liabilities	175,035			154,262			121,010

Total liabilities	11,736,135			10,797,821			10,034,311
Shareholders’ equity	1,121,000			1,000,332			934,563

Total	$12,857,135			$11,798,153			$10,968,874

Net interest revenue		$432,892			$395,864			$364,696

Net interest margin			3.68%			3.70%			3.64%
Net interest rate spread			3.09%			3.14%			3.24%
Interest bearing liabilities to interest earning assets			84.32%			83.37%			83.69%

(1)	Includes taxable equivalent adjustment to interest of $3,380,000, $3,055,000 and $2,372,000 in 2007, 2006 and 2005, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of $4,445,000, $4,304,000 and $3,509,000 in 2007, 2006 and 2005, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustment to interest of $2,168,000, $2,706,000 and $3,258,000 in 2007, 2006 and 2005, respectively, using an effective tax rate of 35%.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table below presents an analysis of rate and volume change in net interest revenue from 2006 to 2007 and from 2005 to 2006. Changes that are not solely a result of volume or rate have been allocated to volume.

	2007 over 2006— Increase (Decrease)			2006 over 2005— Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$92,203	$23,670	$115,873	$40,655	$62,571	$103,226
Loans held for sale	1,759	(150)	1,609	(330)	1,488	1,158
Held-to-maturity securities:
Taxable	571	4,561	5,132	17,315	6,856	24,171
Non-taxable	352	52	404	2,694	(424)	2,270
Available-for-sale securities:
Taxable	(6,664)	5,524	(1,140)	(10,335)	3,368	(6,967)
Non-taxable	(1,642)	107	(1,535)	(1,659)	81	(1,578)
Federal funds sold, securities purchased under agreement to resell and short-term investments	(1,851)	787	(1,064)	(863)	1,464	601

Total	84,728	34,551	119,279	47,477	75,404	122,881

INTEREST EXPENSE
Demand — interest bearing	8,022	15,666	23,688	768	20,430	21,198
Savings	(337)	1,651	1,314	60	1,960	2,020
Other time	19,777	23,578	43,355	8,698	37,487	46,185
Federal funds purchased, securities sold under agreement to repurchase and short-term FHLB borrowings	11,339	924	12,263	12,491	9,264	21,755
Junior subordinated debt securities	1,233	43	1,276	500	149	649
Long-term FHLB borrowings	452	(97)	355	(87)	(7)	(94)

Total	40,486	41,765	82,251	22,430	69,283	91,713

Total increase (decrease)	$44,242	$(7,214)	$37,028	$25,047	$6,121	$31,168

Interest Rate Sensitivity
     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2007:

	Interest Rate Sensitivity— Maturing or Repricing
		91 Days	Over 1
	0 to 90	to	Year to	Over
	Days	1 Year	5 Years	5 Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$12,710	$—	$—	$—
Held-to-maturity securities	47,677	395,216	878,171	304,852
Available-for-sale and trading securities	129,809	96,375	412,348	362,662
Loans, net of unearned income	4,822,969	1,665,395	2,483,136	208,184
Loans held for sale	102,674	273	1,711	23,874

Total interest earning assets	5,115,839	2,157,259	3,775,366	899,572

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits and savings	3,974,724	—	—	—
Other time deposits	1,407,815	2,244,225	765,359	1,778
Federal funds purchased and securities sold under agreement to repurchase and short-term FHLB borrowings	1,487,310	3,171	26,003	—
Long-term FHLB borrowings and junior subordinated debt securities	—	—	10,477	238,812
Other	—	49	39	111

Total interest bearing liabilities	6,869,849	2,247,445	801,878	240,701

Interest rate sensitivity gap	$(1,754,010)	$(90,186)	$2,973,488	$658,871

Cumulative interest sensitivity gap	$(1,754,010)	$(1,844,196)	$1,129,292	$1,788,163

     In the event interest rates decline after 2007, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period, as the cost of funds will decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in the event interest rates increase after 2007, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at December 31, 2007 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.
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
     The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Further, the Bank requires that a relatively narrow group of loans that have adverse internal ratings or that are significantly past due be subject to testing for impairment as required by SFAS No. 114. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
     The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at December 31, 2007, 2006 and 2005 and net charge-offs and net charge-offs as a percentage of average loans and leases for those years are shown in the following table:

	December 31
	2007	2006	2005
	(Dollars in thousands)
Provision for credit losses	$22,696	$8,577	$24,467
Allowance for credit losses as a percentage of loans and leases outstanding	1.25%	1.26%	1.38%
Net charge-offs	$12,486	$11,243	$15,876
Net charge-offs as a percentage of average loans and leases	0.14%	0.15%	0.23%
     The increase in the provision for credit losses in 2007 compared to 2006 was a result of the increased credit risk from the loan growth experienced by the Company, an increase in net charge-offs, as well as some downward migration of loans within the Bank’s loan and lease credit ratings and classifications coupled with the $5.9 million reduction in the provision for credit losses in 2006 related to Hurricane Katrina because losses in the area impacted by the hurricane were less than originally anticipated. The decrease in the provision for credit losses in 2006 compared to 2005 was largely a result of the special provision for credit losses of $7.6 million recorded in 2005 related to the expected impact of Hurricane Katrina on the Mississippi Gulf Coast region with the Company recording a $5.9 million reduction in the provision for credit losses as contacts with customers in the hurricane-impacted area were re-established and losses related to loans in such area were determined not to be as great as originally anticipated immediately following the hurricane. Net charge-offs as a percentage of average loans and leases declined slightly as a result of the Company’s commitment to conservative lending policies throughout the economic cycle. Because mortgage lending decisions are based on these conservative lending policies, the Company continues to have nominal exposure, approximately $329,000 as of December 31, 2007, to the credit issues affecting the sub-prime residential mortgage market. Net charge-offs in 2006 reflected the recovery of $1.4 million in life insurance proceeds from a policy assigned to the Company to secure a loan that was previously charged-off.
     Non-performing assets include non-accrual loans and leases, loans and leases more than 90 days past due, restructured loans and leases and foreclosed real estate. These assets serve as one indication of the quality of the Bank’s loan and lease portfolio. Non-performing assets totaled $53.5 million at December 31, 2007, compared to $33.9 million at December 31, 2006 and $44.7 million at December 31, 2005. The increase in the Bank’s non-performing assets in 2007 when compared to 2006 primarily reflected additional foreclosed properties resulting from the weakening in the residential real estate sector affecting certain of our markets. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses during 2007. For more information on nonperforming assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans and Leases.”
Noninterest Revenue
     The components of noninterest revenue for the years ended December 31, 2007, 2006 and 2005 and the percentage change between years are shown in the following table:

	2007		2006		2005
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$6,214	1.6%	$6,117	(36.1)%	$9,573
Credit card, debit card and merchant fees	29,836	15.7	25,779	15.2	22,373
Service charges	68,479	8.5	63,124	8.0	58,470
Trust income	10,154	(2.3)	10,388	22.7	8,466
Securities (losses) gains, net	121	202.5	40	(91.5)	472
Insurance commissions	71,182	12.5	63,286	15.3	54,876
Other	45,813	22.6	37,360	(16.2)	44,582

Total noninterest revenue	$231,799	12.5%	$206,094	3.7%	$198,812

     The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company adopted SFAS No. 156 on January 1, 2006, and, as a result, records MSRs at fair value. Prior to the Company’s adoption of SFAS No. 156, MSRs were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan was sold with the MSR amortized in subsequent periods. For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Mortgage Servicing Rights” of this Report.
     Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $876.1 million, $614.9 million and $588.6 million produced origination revenue of $5.4 million, $4.1 million and $4.8 million for 2007, 2006 and 2005, respectively.
     Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $9.1 million, $9.1 million and $9.2 million for 2007, 2006 and 2005, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. The decline in fair value on MSRs was $8.3 million, $7.1 million and $4.5 million for 2007, 2006 and 2005, respectively.
     The following table presents the Company’s mortgage lending operations for 2007, 2006 and 2005:

	2007		2006		2005
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Origination revenue	$5,428	32.2%	$4,105	(14.5)%	$4,803

Servicing:
Servicing revenue	9,104	0.2	9,088	(1.6)	9,237
Decline in fair value	(8,318)	(17.6)	(7,076)	(58.4)	(4,467)

Total	786	(60.9)	2,012	(57.8)	4,770

Mortgage revenue	$6,214	1.6	$6,117	(36.1)	$9,573

	(Dollars in thousands)
Origination volume	$876	42.4	$615	4.6	$588

Mortgage loans serviced at year-end	$2,864	2.7	$2,788	0.9	$2,763

     Debit card, credit card and merchant fees increased in 2007 when compared to 2006 as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts increased in 2007 when compared to 2006 because of higher volumes of items processed and growth in the number of deposit accounts. The acquisition of The Signature Bank in the first quarter of 2007 also contributed to the increase in card fees and service charges on deposit accounts.
     Trust income decreased slightly in 2007 when compared to 2006 as the Company changed from recognizing trust income as collected to the recognition of trust income on the accrual method during 2006. This change resulted in a positive adjustment to trust income in 2006 of approximately $900,000. Net securities gains of approximately $121,000, $40,000 and $472,000 were recorded in 2007, 2006 and 2005, respectively. These amounts reflected the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-marturiy portfolio. The increase in insurance commissions in 2007 when compared to 2006 as well as the increase in 2006 when compared to 2005 was primarily a result of the increase in policies written in 2007 and 2006, including substantial new business generated in the Mississippi Gulf Coast region, coupled with higher policy premiums.
     Other noninterest revenue increased in 2007 when compared to 2006 as a result of increases in corporate analysis charges, check printing fees, brokerage revenue and gains related to the disposition of fixed assets. Also reflected in other noninterest revenue for 2007 were gains of $3.4 million related to the redemption of a portion of the Company’s MasterCard common stock holdings. While other noninterest revenue for 2006 included a gain of approximately $732,000 from the redemption of Class B shares of MasterCard common stock held by the Company, other noninterest revenue for 2006 decreased when compared to 2005 as the Company recorded a $6.9 million gain from insurance proceeds relating to the hurricane during the last quarter of 2005. This $6.9 million gain was primarily the result of insurance proceeds exceeding the Company’s write-off of damage to its premises and equipment as a result of the hurricane. Other noninterest revenue in 2005 also included an approxiamte $765,000 gain related to the sale of certain insurance agency accounts, an approximate $831,000 gain on the sale of a branch bank and a $1.7 million gain on the sale of the Company’s membership in the PULSE Network, an electronic banking network in which the Company continues to participate and retain access. Other noninterest revenue included gains of $2.3 million, $2.9 million and $3.1 million in 2007, 2006 and 2005, respectively, from the sales of student loans originated by the Company.
Noninterest Expense
     The components of noninterest expense for the years ended December 31, 2007, 2006 and 2005 and the percentage change between years are shown in the following table:

	2007		2006		2005
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$255,342	8.9%	$234,580	10.7%	$211,950
Occupancy, net	35,098	9.8	31,972	17.8	27,137
Equipment	24,214	3.4	23,422	5.6	22,179
Other	113,404	9.9	103,180	2.3	100,836

Total noninterest expense	$428,058	8.9%	$393,154	8.6%	$362,102

     Salaries and employee benefits expense for 2007, 2006 and 2005 increased as a result of increases in incentive payments (especially commission-based), salary increases, increases in the cost of employee heath care benefits, compensation costs associated with the acquisition of American State Bank Corporation on December 1, 2005 and of The Signature Bank on March 1, 2007, and the hiring of employees to staff the banking and insurance locations added during those years. Pension plan costs, a component of salaries and employee benefits expense, decreased to $6.8 million in 2007 after increasing to $8.7 million in 2006 compared to $7.1 million in 2005. Occupancy expense increased in 2007, 2006 and 2005 principally as a result of additional branch offices, additional bank buildings and the bank acquisitions previously discussed. Equipment expense increased when comparing 2007 to 2006 as well as when comparing 2006 to 2005 because of increased depreciation related to equipment purchased in 2007 and 2006. The renovation and reconstruction of facilities, along with new equipment purchased as a result of the destruction caused by Hurricane Katrina, contributed to the increased facility and equipment depreciation expense in those years. Virtually all categories of noninterest expense reflect some increase in 2007 when compared to 2006 as a result of the acquisition of The Signature Bank on March 1, 2007.

Income Taxes
     Income tax expense was $66.0 million in 2007, $65.0 million in 2006 and $52.6 million in 2005. The increase in the income tax expense in 2007 compared to 2006 was primarily a result of an increase in the level of pretax income as pretax income increased 7.25% in 2007 compared to 2006. Income tax expense increased in 2006 compared to 2005 primarily as a result of an increase in the provision for income taxes of $6.8 million due to a statutory limitation that prevented the Company from recovering excess income taxes paid in prior years. This increase was partially offset by the reversal of a previously recorded tax contingency of approximately $2.0 million related to a tax assessment resulting from an audit performed by the State Tax Commission of the State of Mississippi for tax years 1998 through 2001. The issues related to the audit were resolved in June 2006. With the previously recorded contingency no longer deemed necessary, that amount was credited against the 2006 income tax expense. The remaining increase in 2006 income tax expense was a result of the 13.3% increase in pre-tax income. Income tax expense for 2005 fluctuated based on pre-tax income. The effective tax rate for 2007 was 32.4% compared to 34.2% for 2006 and 31.3% for 2005. The decrease in the effective tax rate from 2006 to 2007 as well as the increase in the effective tax rate from 2005 to 2006 was primarily a result of the increase of $6.8 million in 2006 previously mentioned. Details of the deferred tax assets and liabilities are included in Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report. Further information about the resolution of the Mississippi tax audit are included in Note 22 to the Company’s Consolidated Financial Statements included elsewhere in this Report.
FINANCIAL CONDITION
Loans and Leases
     The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 74.8% of average earning assets during 2007. The following table indicates the average loans and leases, year-end balances of the loan and lease portfolio and the percentage increases for the years presented:

	2007		2006		2005
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Loans and leases, net of unearned - average	$8,785	15.9%	$7,580	7.9%	$7,026
Loans and leases, net of unearned - year-end	9,180	16.6	7,871	6.9	7,366
     Average loans increased 15.9% in 2007 compared to 2006. Loans outstanding at December 31, 2007 increased 16.6% compared to December 31, 2006. The increase in year-end and average loans at December 31, 2007 when compared to December 31, 2006 is primarily a result of the additional loans from The Signature Bank acquisition during the first quarter of 2007. Average loans increased 7.9% in 2006 compared to 2005. Loans outstanding at December 31, 2006 increased 6.9% compared to December 31, 2005.
     The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2007	2006	2005
	(Dollars in thousands)
Foreclosed properties	$24,281	$10,463	$15,947
Non-accrual loans	9,789	6,603	8,816
Loans 90 days or more past due, still accruing	18,671	15,282	17,744
Restructured loans	721	1,571	2,239

Total non-performing assets	$53,462	$33,919	$44,746

Total non-performing assets as a percentage of net loans	0.58%	0.43%	0.61%

     Non-performing assets increased in 2007 compared to 2006 primarily as a result of the additional foreclosed properties added by the Bank in the fourth quarter of 2007. The increase in foreclosed properties is reflective of the general slow down in the residential real estate sector in certain of the Bank’s markets. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses during 2007. The Company has not, as a matter of policy, made or participated in any loans or investments relating to extraordinary corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2007, 2006 and 2005, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.
     Included in non-performing assets discussed above were loans the Company considered impaired totaling $9.5 million, $9.1 million and $13.5 million at December 31, 2007, 2006 and 2005, respectively.
Securities and Other Earning Assets
     The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $272.2 million at December 31, 2007, compared to $281.5 million at the end of 2006. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
     At December 31, 2007, the Company’s available-for-sale securities totaled $1.0 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2007, the Company held no securities whose decline in fair value was considered other than temporary.
     Net unrealized gains on investment securities as of December 31, 2007 totaled $33.9 million. Net unrealized gains on held-to-maturity securities comprised $25.5 million of that total, while net unrealized gains on available-for-sale securities were $8.4 million. Net unrealized losses on investment securities as of December 31, 2006 totaled $23.9 million. Of that total, $11.7 million was attributable to held-to-maturity securities and $12.2 million was attributable to available-for-sale securities.
Deposits
     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, which has resulted in the increases in deposits for the years presented.
     The following table presents the Company’s average deposit mix and percentage change for the years indicated:

	2007		2006		2005
	Average	%	Average	%	Average
	Balance	Change	Balance	Change	Balance
	(Dollars in millions)
Interest bearing deposits	$8,546	9.0%	$7,841	3.3%	$7,587
Noninterest bearing deposits	1,654	(3.4)	1,713	12.4	1,524

Total average deposits	$10,200	6.8	$9,554	4.9	$9,111

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

          To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. During 2007, the Company chose to fund its loan growth with short-term FHLB advances rather than with higher rate time deposits resulting in an increase in short-term advances from the FHLB of 253.3% to $706.6 million at December 31, 2007 from $200.0 million at December 31, 2006. The Company had long-term advances totaling $89.0 million, a decrease of 34.4% from $135.7 million at December 31, 2006. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $2.1 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2007.
          The Company had informal federal funds borrowing arrangements aggregating $635.0 million at December 31, 2007. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio. If these traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any short- or long-term changes to its liquidity strategies.
Off-Balance Sheet Arrangements
          In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2007, commitments to extend credit included $159.0 million for letters of credit and $2.4 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of $18.6 million at December 31, 2007, with a carrying value and fair value reflecting a gain of approximately $67,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2007, the Company had $60.3 million in such commitments to sell, with a carrying value and fair value reflecting a loss of approximately $199,000. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.
Regulatory Requirements for Capital
          The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, were 10.96% and 12.14%, respectively, at December 31, 2007, compared to 12.34% and 13.55%, respectively, at December 31, 2006. Both ratios exceeded the required minimum levels of 4% and 8%, respectively, for each period. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.39% at December 31, 2007 and 8.73% at December 31, 2006, compared to the required minimum Tier I leverage capital ratio of 4%.
          The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category as of December 31, 2007 as its Tier I capital, total capital and leverage capital ratios were 10.63%, 11.81% and 8.13%, respectively.

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
Uses of Capital
          The Company may pursue acquisition transactions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger with City Bancorp was completed on March 1, 2007 and the merger with American State Bank Corporation was completed on December 1, 2005. The consideration in each transaction was a combination of shares of the Company’s common stock and cash (see Note 2 to the Company’s Consolidated Financial Statements included elsewhere in this Report).
          On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period between May 1, 2007 and April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2007, 445,700 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program during the term of the program.
          From January 1, 2001 through December 31, 2007, the Company had repurchased approximately 12.0 million shares of its common stock under various approved repurchase programs.
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
          The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation and assumed $3.1 million in Junior Subordinated Debt Securities and the related $3.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Premier Bancorp, Inc. The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp. The Junior Subordinated Debt Securities and the related trust preferred securities assumed from Premier Bancorp, Inc. were redeemed on November 7, 2007 (see Note 11 to the Company’s Consolidated Financial Statements included elsewhere in this Report). After the redemption, the Company’s remaining aggregate $30.5 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
Contractual Obligations
          The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 22 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2007:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)
Contractual obligations:
Deposit maturities	$10,064,099	$9,296,961	$577,131	$188,228	$1,779
Junior subordinated debt	160,312	—	—	—	160,312
Long-term FHLB borrowings	88,977	—	6,127	4,350	78,500
Short-term FHLB and other borrowings	706,830	706,675	56	36	63
Operating lease obligations	19,868	5,192	6,070	3,787	4,819
Purchase obligations	19,986	14,948	4,085	953	—

Total contractual obligations	$11,060,072	$10,023,776	$593,469	$197,354	$245,473

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
          The Company reported litigation expense of approximately $2.3 million in 2007 due to legal and other accruals established relative to the Company’s proportionate share of projected Visa, Inc.’s litigation charges. These reserves pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and was based on information available from Visa, Inc. and other member banks. The Bank, as a member of Visa, Inc. is obligated to share in certain liabilities associated with Visa, Inc.’s settled and pending litigation.
Income Tax Contingencies
          During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Company’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of approximately $40,000 plus interest of approximately $25,000. The balance of the previously recorded liability related to this matter of approximately $2.0 million was credited against the Company’s second quarter’s income tax expense.
Recent Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Adoption of FIN 48 has had no material impact on the financial position or results of operations of the Company.
          In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B-40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG B40 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has had no material impact on the financial position or results of operations of the Company.
          In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB proposed a one year deferral of the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.
          In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-04 will result in a cumulative-effect adjustment to retained earnings of approximately $1.7 million at January 1, 2008.
          In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on the financial position of the Company.
          In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of SAB No. 109 will have on the financial position of the Company.
          In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on the financial position or results of operations of the Company.

          In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARV No. 51” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on the financial position or results of operations of the Company.
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
          The Company enters into interest rate swaps (derivative financial instruments) to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These instruments are reported at fair value and the value of these positions, which are offsetting, are recorded in other assets and other liabilities on the consolidated balance sheets.
          The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2007. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007
	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans and leases	$2,104,427	$1,034,808	$709,608	$472,038	$268,547	$209,043	$4,798,471	$4,900,247
Average interest rate	7.00%	7.16%	7.27%	7.19%	7.06%	6.59%	7.08%
Variable interest rate loans and leases	$4,509,746	—	—	—	—	—	$4,509,746	$4,447,052
Average interest rate	7.02%	—	—	—	—	—	7.02%
Fixed interest rate securities	$652,665	$425,419	$369,784	$350,665	$155,468	$673,109	$2,627,110	$2,652,639
Average interest rate	4.28%	4.52%	4.68%	4.91%	4.93%	4.75%	4.60%
Other interest bearing assets	$12,710	—	—	—	—	—	$12,710	$12,710
Average interest rate	4.88%	—	—	—	—	—	4.88%

Mortgage servicing rights (1)	—	—	—	—	—	—	$32,482	$32,482

Rate-sensitive liabilities:
Savings and interest bearing checking	$3,974,724	—	—	—	—	—	$3,974,724	$3,974,724
Average interest rate	2.12%	—	—	—	—	—	2.12%
Fixed interest rate time deposits	$3,652,039	$431,292	$145,839	$92,458	$95,770	$1,779	$4,419,177	$4,419,150
Average interest rate	4.59%	4.49%	4.54%	4.84%	4.81%	6.63%	4.59%
Fixed interest rate borrowings	$1,049	$1,666	$3,500	$2,850	$1,500	$238,923	$249,488	$227,539
Average interest rate	5.59%	4.07%	4.70%	5.45%	4.74%	7.33%	7.23%
Variable interest rate borrowings	$1,516,484	—	—	—	—	—	$1,516,484	$1,516,484
Average interest rate	1.96%	—	—	—	—	—	1.96%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$27,652	—	—	—	—	—	$27,652	$27,652
Average interest rate	6.13%	—	—	—	—	—	6.13%
Forward contracts to sell individual fixed rate mortgage loans	$76,547	—	—	—	—	—	$76,547	$76,547
Average interest rate	5.88%	—	—	—	—	—	5.88%
Interest rate swap position to receive	$81,836	—	—	—	—	—	$81,836	$4,120
Average interest rate	8.60%	—	—	—	—	—	8.60%
Interest rate swap position to pay	$81,836	—	—	—	—	—	$81,836	$(4,120)
Average interest rate	6.40%	—	—	—	—	—	6.40%

(1)	Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.
          For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. Business — Selected Financial Information — Investment Portfolio,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Interest Rate Sensitivity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Securities and Other Earning Assets.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SELECTED QUARTERLY FINANCIAL DATA
Summary of Quarterly Results

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2007
Interest revenue	$187,140	$202,555	$207,965	$203,582
Net interest revenue	98,668	106,658	107,916	109,657
Provision for credit losses	1,355	7,843	5,727	7,771
Income before income taxes	50,062	53,119	53,732	47,031
Income tax expense	16,485	17,238	17,475	14,803
Net income	33,577	35,881	36,257	32,228
Earnings per share: Basic	0.42	0.44	0.44	0.39
Diluted	0.42	0.43	0.44	0.39
Dividends per share	0.20	0.21	0.21	0.21
2006
Interest revenue	$159,902	$167,382	$175,238	$179,369
Net interest revenue	95,929	97,221	96,398	96,251
Provision for credit losses	(3,860)	3,586	2,526	6,325
Income before income taxes	56,551	48,891	44,445	40,275
Income tax expense	18,806	13,392	20,568	12,202
Net income	37,745	35,499	23,877	28,073
Earnings per share: Basic	0.48	0.45	0.30	0.35
Diluted	0.47	0.45	0.30	0.35
Dividends per share	0.19	0.20	0.20	0.20

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
          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
          Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.
          The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 46 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
BancorpSouth, Inc.:
          We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
          In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Memphis, Tennessee
February 28, 2008

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
BancorpSouth, Inc.:
          We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
          As discussed in Notes 1 and 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
          As discussed in Notes 1 and 15 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Notes 1 and 19 to the consolidated financial statements, effective January 1, 2006, the Company adopted the recognition and disclosure provisions for separately recognized servicing assets and liabilities as required by Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. As discussed in Note 1 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 159, Employers’ Accounting for Defined Pension and Other Postretirement Plans, as of December 31, 2006.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
February 28, 2008

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31
	2007	2006
	(In thousands)
Assets
Cash and due from banks	$322,926	$444,033
Interest bearing deposits with other banks	12,710	7,418
Held-to-maturity securities (fair value of $1,651,445 and $1,711,751, respectively)	1,625,916	1,723,420
Available-for-sale securities (amortized cost of $992,835 and $1,054,200, respectively)	1,001,194	1,041,999
Federal funds sold and securities purchased under agreement to resell	—	145,957
Loans and leases	9,227,495	7,917,523
Less: Unearned income	47,811	46,052
Allowance for credit losses	115,197	98,834

Net loans and leases	9,064,487	7,772,637
Loans held for sale	128,532	89,323
Premises and equipment, net	317,379	287,215
Accrued interest receivable	96,027	89,090
Goodwill	254,889	143,718
Other assets	365,781	295,711

Total Assets	$13,189,841	$12,040,521

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,670,198	$1,817,223
Interest bearing	3,276,275	2,856,295
Savings	698,449	715,587
Other time	4,419,177	4,321,473

Total deposits	10,064,099	9,710,578
Federal funds purchased and securities sold under agreement to repurchase	809,898	672,438
Short-term Federal Home Loan Bank borrowings	706,586	200,000
Accrued interest payable	37,746	36,270
Junior subordinated debt securities	160,312	144,847
Long-term Federal Home Loan Bank borrowings	88,977	135,707
Other liabilities	125,597	114,096

Total Liabilities	11,993,215	11,013,936

Shareholders’ Equity
Common stock, $2.50 par value Authorized — 500,000,000 shares; Issued — 82,299,297 and 79,109,573 shares, respectively	205,748	197,774
Capital surplus	198,620	113,721
Accumulated other comprehensive loss	(7,214)	(24,742)
Retained earnings	799,472	739,832

Total Shareholders’ Equity	1,196,626	1,026,585

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$13,189,841	$12,040,521

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(In thousands, except per share amounts)
Interest Revenue
Loans and leases	$668,813	$553,265	$450,722
Deposits with other banks	1,144	829	593
Federal funds sold and securities purchased under agreement to resell	3,687	5,066	4,701
Held-to-maturity securities:
Taxable	68,142	63,010	38,839
Tax-exempt	8,256	7,993	6,518
Available-for-sale securities:
Taxable	41,212	42,351	49,319
Tax-exempt	4,026	5,024	6,049
Loans held for sale	5,962	4,353	3,195

Total interest revenue	801,242	681,891	559,936

Interest Expense
Interest bearing demand	83,833	60,145	38,947
Savings	9,301	7,987	5,967
Other time	215,723	172,368	126,183
Federal funds purchased and securities sold under agreement to repurchase	34,517	29,889	13,339
Other	34,969	25,703	19,943

Total interest expense	378,343	296,092	204,379

Net interest revenue	422,899	385,799	355,557
Provision for credit losses	22,696	8,577	24,467

Net interest revenue, after provision for credit losses	400,203	377,222	331,090

Noninterest Revenue
Mortgage lending	6,214	6,117	9,573
Credit card, debit card and merchant fees	29,836	25,779	22,373
Service charges	68,479	63,124	58,470
Trust income	10,154	10,388	8,466
Securities gains, net	121	40	472
Insurance commissions	71,182	63,286	54,876
Other	45,813	37,360	44,582

Total noninterest revenue	231,799	206,094	198,812

Noninterest Expense
Salaries and employee benefits	255,342	234,580	211,950
Occupancy, net of rental income	35,098	31,972	27,137
Equipment	24,214	23,422	22,179
Other	113,404	103,180	100,836

Total noninterest expense	428,058	393,154	362,102

Income before income taxes	203,944	190,162	167,800
Income tax expense	66,001	64,968	52,601

Net Income	$137,943	$125,194	$115,199

Net Income Per Share: Basic	$1.69	$1.58	$1.47

Diluted	$1.69	$1.57	$1.47

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2004	78,037,878	$195,095	$81,122	$(802)	$641,013	$916,428
Net income	—	—	—	—	115,199	115,199
Change in fair value of available-for-sale securities, net of tax effect of ($8,969)	—	—	—	(14,454)	—	(14,454)
Minimum pension liability, net of tax effect of ($605)	—	—	—	(977)	—	(977)

Comprehensive income	—	—	—	—	—	99,768
Business combinations	1,127,544	2,818	22,472	—	—	25,290
Other shares issued	619,181	1,548	5,527	—	(86)	6,989
Recognition of stock compensation	—	—	—	—	337	337
Purchase of stock	(547,258)	(1,368)	(160)	—	(10,410)	(11,938)
Cash dividends declared, $0.76 per share	—	—	—	—	(59,708)	(59,708)

Balance, December 31, 2005	79,237,345	198,093	108,961	(16,233)	686,345	977,166
Net income	—	—	—	—	125,194	125,194
Change in fair value of available-for-sale securities, net of tax effect of $3,909	—	—	—	6,318	—	6,318
Minimum pension liability, net of tax effect of ($188)	—	—	—	302	—	302

Comprehensive income	—	—	—	—	—	131,814
Exercise of stock options	297,891	745	3,748	—	—	4,493
Income tax benefit from exercise of stock options	—	—	1,015	—	—	1,015
SFAS No. 123R reclass of unearned compensation	—	—	(466)	—	466	—
Recognition of stock compensation	—	—	463	—	—	463
Purchase of stock	(425,663)	(1,064)	—	—	(9,723)	(10,787)
Adoption of SFAS No. 158, net of tax effect of ($9,372)	—	—	—	(15,129)	—	(15,129)
Other	—	—	—	—	63	63
Cash dividends declared, $0.79 per share	—	—	—	—	(62,513)	(62,513)

Balance, December 31, 2006	79,109,573	197,774	113,721	(24,742)	739,832	1,026,585
Net income	—	—	—	—	137,943	137,943
Change in fair value of available-for-sale securities, net of tax effect of $7,863	—	—	—	12,698	—	12,698
Change in pension funding status, net of tax effect of $2,992	—	—	—	4,830	—	4,830

Comprehensive income						155,471
Business combinations	3,313,848	8,284	77,897	—	—	86,181
Exercise of stock options	572,739	1,432	8,991	—	—	10,423
Income tax benefit from exercise of stock options	—	—	1,556	—	—	1,556
Recognition of stock compensation	—	—	1,742	—	—	1,742
Purchase of stock	(696,863)	(1,742)	(5,287)	—	(10,042)	(17,071)
Cash dividends declared, $0.83 per share	—	—	—	—	(68,261)	(68,261)

Balance, December 31, 2007	82,299,297	$205,748	$198,620	$(7,214)	$799,472	$1,196,626

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(In thousands)
Operating Activities:
Net income	$137,943	$125,194	$115,199
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,696	8,577	24,467
Depreciation and amortization	27,950	25,597	24,474
Deferred taxes	15,552	6,295	22,814
Amortization of intangibles	5,074	4,634	13,427
Amortization of debt securities premium and discount, net	5,447	13,375	15,369
Share-based compensation expense	1,742	463	—
Security gains, net	(121)	(40)	(473)
Net deferred loan origination expense	(8,040)	(7,513)	(7,180)
Excess tax benefit from exercise of stock options	(1,556)	(1,015)	—
Increase in interest receivable	(2,843)	(10,360)	(9,254)
(Decrease) increase in interest payable	(915)	11,835	5,985
Realized gain on student loans sold	(2,315)	(2,866)	(3,124)
Proceeds from student loans sold	86,972	107,101	116,690
Origination of student loans held for sale	(102,798)	(106,954)	(108,071)
Realized gain on mortgages sold	(10,553)	(7,508)	(7,117)
Proceeds from mortgages sold	842,781	610,080	566,546
Origination of mortgages held for sale	(837,651)	(614,905)	(553,970)
Realized gain on insurance proceeds related to Hurricane Katrina	—	(1,000)	(6,877)
Increase in bank-owned life insurance	(7,097)	(6,397)	(8,167)
(Increase) decrease in prepaid pension asset	(41,951)	18,962	(5,663)
Other, net	(16,674)	(48,850)	(7,545)

Net cash provided by operating activities	113,643	124,705	187,530

Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	272,162	319,890	325,833
Proceeds from calls and maturities of available-for-sale securities	499,454	424,574	347,093
Proceeds from sales of available-for-sale securities	—	270	116,218
Purchases of held-to-maturity securities	(175,682)	(632,495)	(450,102)
Purchases of available-for-sale securities	(424,880)	(113,299)	(53,163)
Net decrease (increase) in short-term investments	148,766	263,574	(382,117)
Net increase in loans	(540,789)	(509,646)	(324,816)
Purchases of premises and equipment	(39,632)	(52,883)	(51,031)
Proceeds from sale of premises and equipment	2,441	1,489	3,474
Proceeds from insurance related to Hurricane Katrina	—	1,000	15,000
(Increase) decrease in other real estate owned	(13,401)	4,986	2,075
Acquisition of businesses, net of cash acquired	(62,115)	(4,858)	(17,513)
Other, net	(1,362)	(955)	(4,620)

Net cash used in investing activities	(335,038)	(298,353)	(473,669)

Financing Activities:
Net (decrease) increase in deposits	(248,894)	103,320	250,592
Net increase in short-term debt and other liabilities	453,538	122,000	256,410
Redemption of junior subordinated debt securities	(3,093)	—	—
Repayment of long-term debt	(13,144)	(1,521)	(3,866)
Issuance of common stock	10,423	4,494	6,594
Purchase of common stock	(17,071)	(10,787)	(11,938)
Excess tax benefit from exercise of stock options	1,556	1,015	—
Payment of cash dividends	(77,735)	(61,890)	(65,721)

Net cash provided by financing activities	105,580	156,631	432,071

(Decrease) Increase in Cash and Cash Equivalents	(115,815)	(17,017)	145,932
Cash and Cash Equivalents at Beginning of Year	451,451	468,468	322,536

Cash and Cash Equivalents at End of Year	$335,636	$451,451	$468,468

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2007, 2006 and 2005
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
Cash Flow Statements
          Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of $376.9 million, $284.3 million and $197.9 million and income taxes of $74.2 million, $84.4 million and $36.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Fair value of assets acquired during 2007 as a result of business combinations totaled $961.5 million, while liabilities assumed totaled $791.9 million. Fair value of assets acquired during 2005 as a result of business combinations totaled $380.8 million, while liabilities assumed totaled $330.4 million.
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
Loans Held for Sale
          Mortgages originated and intended for sale in the secondary market and student loans originated and intended for sale under existing contracts are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable. Gains on the sale of loans held for sale are recorded as part of other noninterest revenue on the statement of income.
          Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of SFAS No. 125,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale in accordance with generally accepted accounting principles with the offsetting liability being reported as other liabilities. At December 31, 2007, the amount of loans subject to buy back was $6.5 million.
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
Other Real Estate Owned
          Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sales are included in other revenue. Other real estate owned is included in the other assets category of the consolidated balance sheet and totaled $24.3 million and $10.5 million at December 31, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets
          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets are reviewed annually for possible impairment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2007.
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
Pension and Postretirement Benefits Accounting
          The Company accounts for its defined benefit pension plans using an actuarial model as required by SFAS No. 87, “Employers’ Accounting for Pensions.” This model uses an approach that allocates pension costs over the service period of employees in the plan. The Company accounts for its other postretirement benefits using the requirements of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires the Company to recognize net periodic postretirement benefit costs as employees render the services necessary to earn their postretirement benefits. The principle underlying the accounting as required by SFAS No. 87 and SFAS No. 106 is that employees render service ratably over the service period and, therefore, the income statement effects of the Company’s defined benefit pension and postretirement benefit plans should follow the same pattern. The Company accounts for the over-funded or under-funded status of its defined benefit and other postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income, as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132R.” The December 31, 2006 adoption of SFAS No. 158 resulted in a decrease in prepaid pension assets of $22.5 million, an increase in pension liabilities of $2.0 million, a decrease in deferred income tax liabilities of $9.4 million and a decrease in accumulated other comprehensive income of $15.1 million.
          The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Liability Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan based on the December 31, 2007 Citigroup Pension Discount Curve. The Citigroup Pension Liability Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumption for determination of the projected benefit obligation of the pension plans at 6.33% based on a December 31, 2007 measurement date.

Stock-Based Compensation
          At December 31, 2007, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ended December 31, 2005:

		2005
		(In thousands, except per share amounts)
Net income, as reported		$115,199
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,674)

Pro forma net income		$112,525

Basic earnings per share:	As reported	$1.47
	Pro forma	1.44
Diluted earnings per share:	As reported	$1.47
	Pro forma	1.43
          The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for grants in 2005: expected options lives of 7 years; expected dividend yield of 3.40%; expected volatility of 21%, and risk-free interest rates of 3.5%. The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006. As a result, the Company recognized compensation costs for previously granted unvested awards of approximately $7,000 and $26,000 in 2007 and 2006, respectively. The Company recognized compensation costs for newly granted unvested awards of approximately $786,000 and $247,000 in 2007 and 2006, respectively.
          Certain of the Company’s stock option plans originally contained provisions for stock appreciation rights (“SARs”). Accounting rules for SARs require the recognition of expense for appreciation in the market value of the Company’s common stock or a reduction of expense in the event of a decline in the market value of the Company’s common stock. See Note 15, Stock Incentive and Stock Option Plans, for further disclosures regarding SARs.
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
          The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2007, the notional amount of customer related derivative financial instruments was $153.6 million with an average maturity of 110 months, an average interest receive rate of 8.6% and an average interest pay rate of 6.4%.

Recent Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Adoption of FIN 48 has had no material impact on the financial position or results of operations of the Company.
          In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B-40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG B40 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 has had no material impact on the financial position or results of operations of the Company.
          In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In November 2007, the FASB proposed a one year deferral of the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on the financial position of the Company.
          In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-04 will result in a cumulative-effect adjustment to retained earnings of approximately $1.7 million at January 1, 2008.
          In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on the financial position of the Company.
          In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the impact that the adoption of SAB No. 109 will have on the financial position of the Company.

          In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141(R) will have on the financial position or results of operations of the Company.
          In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on the financial position or results of operations of the Company.
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
          On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Effective July 1, 2007, The Signature Bank merged with and into BancorpSouth Bank. Consideration paid to complete this transaction consisted of 3,313,848 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $83.4 million. In addition, all outstanding City Bancorp stock options were converted into stock options to purchase 272,834 shares of the Company’s common stock. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
(3) HELD-TO-MATURITY SECURITIES
          A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2007 and 2006 follows:

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	1,375,656	25,379	2,034	1,399,001
Obligations of states and political subdivisions	243,259	3,204	1,043	245,420
Other	7,001	23	—	7,024

Total	$1,625,916	$28,606	$3,077	$1,651,445

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury	$10,038	$—	$29	$10,009
U.S. Government agencies	1,514,882	4,647	18,804	1,500,725
Obligations of states and political subdivisions	191,493	3,416	1,000	193,909
Other	7,007	101	—	7,108

Total	$1,723,420	$8,164	$19,833	$1,711,751

          Gross gains of approximately $105,000 and gross losses of approximately $6,000 were recognized in 2007, gross gains of approximately $28,000 and gross losses of approximately $5,000 were recognized in 2006 and gross gains of approximately $130,000 and gross losses of approximately $4,000 were recognized in 2005 on held-to-maturity securities. These gains and losses were the result of held-to-maturity securities being called prior to maturity.
          Held-to-maturity securities with a carrying value of approximately $1.4 billion at December 31, 2007 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2007 were securities with a carrying value of $147.9 million issued by the State of Mississippi and securities with a carrying value of $66.4 million issued by the State of Arkansas.
          The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2007 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$421,555	$422,264
Maturing after one year through five years	866,110	884,673
Maturing after five years through ten years	259,153	265,137
Maturing after ten years	79,098	79,371

Total	$1,625,916	$1,651,445

          A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2007 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	407,077	2,034	407,077	2,034
Obligations of states and political subdivisions	32,665	440	46,982	603	79,647	1,043

Total	$32,665	$440	$454,059	$2,637	$486,724	$3,077

          Based upon review of the credit quality of these securities and the intent and ability to hold the securities for a period of time sufficient for a recovery of costs, at which point the fair value will mirror amortized cost, the impairments related to the securities were determined to be temporary.
(4) AVAILABLE-FOR-SALE SECURITIES
          A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2007 and 2006 follows:

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$850,119	$11,423	$5,018	$856,524
Obligations of states and political subdivisions	84,853	1,246	218	85,881
Preferred stock	843	118	—	961
Other	57,020	1,226	418	57,828

Total	$992,835	$14,013	$5,654	$1,001,194

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$913,584	$1,806	$18,272	$897,118
Obligations of states and political subdivisions	101,399	1,688	103	102,984
Preferred stock	843	127	—	970
Other	38,374	2,554	1	40,927

Total	$1,054,200	$6,175	$18,376	$1,041,999

          Gross gains of approximately $22,000 were recognized in 2007, gross gains of approximately $117,000 were recognized in 2006 and gross gains of approximately $346,000 were recognized in 2005 on available-for-sale securities.
          Available-for-sale securities with a carrying value of approximately $883.1 million at December 31, 2007 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2007, were securities with a carrying value of $32.9 million issued by the State of Mississippi and securities with a carrying value of $45.3 million issued by the State of Arkansas.
          The amortized cost and estimated fair value of available-for-sale securities at December 31, 2007 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	2007
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$193,770	$193,438
Maturing after one year through five years	583,596	588,855
Maturing after five years through ten years	90,382	91,637
Maturing after ten years	125,087	127,264

Total	$992,835	$1,001,194

          A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2007 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government agencies	$1,178	$5	$408,506	$5,013	$409,684	$5,018
Obligations of states and political subdivisions	4,150	195	2,767	23	6,917	218
Other	7,582	418	—	—	7,582	418

Total	$12,910	$618	$411,273	$5,036	$424,183	$5,654

          Based upon a review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for a recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
(5) LOANS AND LEASES
          A summary of loans and leases classified by collateral type at December 31, 2007 and 2006 follows:

	2007	2006
	(In thousands)
Commercial and agricultural	$1,236,776	$968,915
Consumer and installment	450,882	388,212
Real estate mortgage:
One to four family	2,529,986	2,690,893
Other	4,490,445	3,514,598
Lease financing	285,865	312,313
Other	233,541	42,592

Total	$9,227,495	$7,917,523

          Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans and leases was $9.8 million and $6.6 million at December 31, 2007 and 2006, respectively. Restructured loans and leases totaled approximately $721,000 and $1,571,000 at December 31, 2007 and 2006, respectively.
          The total amount of interest earned on non-performing loans and leases was approximately $385,000, $114,000 and $194,000 in 2007, 2006 and 2005, respectively. The gross interest income which would have been recorded under the original terms of those loans and leases amounted to approximately $964,000, $475,000 and $600,000 in 2007, 2006 and 2005, respectively.
          Loans considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” as amended by SFAS No. 118, “Accounting by Creditors for

Impairment of a Loan-Income Recognition and Disclosures — an amendment of FASB Statement No. 114,” are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2007 and 2006 was $9.5 million and $9.1 million, respectively, with a valuation allowance of $4.4 million and $4.5 million, respectively. The average recorded investment in impaired loans during 2007 and 2006 was $8.0 million and $9.6 million, respectively.
(6) ALLOWANCE FOR CREDIT LOSSES
          The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Balance at beginning of year	$98,834	$101,500	$91,673
Provision charged to expense	22,696	8,577	24,467
Recoveries	4,355	4,860	4,557
Loans and leases charged off	(16,841)	(16,103)	(20,433)
Acquisitions	6,153	—	1,236

Balance at end of year	$115,197	$98,834	$101,500

(7) PREMISES AND EQUIPMENT
          A summary by asset classification at December 31, 2007 and 2006 follows:

	Estimated
	Useful Life
	Years	2007	2006
		(In thousands)
Land	N/A	$59,170	$54,078
Buildings and improvements	10-40	246,255	228,613
Leasehold improvements	10-39	10,566	8,019
Equipment, furniture and fixtures	3-12	239,164	221,974
Construction in progress	N/A	25,221	13,683

Subtotal		580,376	526,367
Accumulated depreciation and amortization		262,997	239,152

Premises and equipment, net		$317,379	$287,215

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
          The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2007 and 2006:

	2007
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2007	$105,083	$38,635	$143,718
Goodwill acquired during the year	109,697	1,474	111,171

Balance as of December 31, 2007	$214,780	$40,109	$254,889

	2006
		General
	Community	Corporate
	Banking	and Other	Total
	(In thousands)
Balance as of January 1, 2006	$103,462	$35,292	$138,754
Goodwill acquired during the year	1,621	3,343	4,964

Balance as of December 31, 2006	$105,083	$38,635	$143,718

          The Company’s annual goodwill impairment evaluation for 2007 and 2006 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.
          The following table presents information regarding the components of the Company’s identifiable intangible assets for the years ended December 31, 2007 and 2006:

	Year ended		Year ended
	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$14,448	$20,699	$11,706
Customer relationship intangibles	24,639	12,536	23,164	10,412
Non-solicitation intangibles	665	265	65	57

Total	$53,105	$27,249	$43,928	$22,175

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Year ended
	December 31,
	2007	2006
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$2,742	$2,251
Customer relationship intangibles	2,124	2,361
Non-solicitation intangibles	208	22

Total	$5,074	$4,634

          The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2008, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated amortization expense:
For the year ending December 31, 2008	$2,503	$2,002	$240	$4,745
For the year ending December 31, 2009	2,235	1,756	160	4,151
For the year ending December 31, 2010	1,834	1,543	—	3,377
For the year ending December 31, 2011	1,542	1,357	—	2,899
For the year ending December 31, 2012	946	1,195	—	2,141

(9) TIME DEPOSITS AND SHORT-TERM DEBT
          Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $2.1 billion were outstanding at each of December 31, 2007 and 2006. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled $106.1 million, $82.9 million and $59.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
          For time deposits with a remaining maturity of more than one year at December 31, 2007, the aggregate amount of maturities for the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2009	$431,292
2010	145,839
2011	92,458
2012	95,770
2013	603
Thereafter	1,176

Total	$767,138

          Presented below is information relating to short-term debt for the years ended December 31, 2007, 2006 and 2005:

	2007
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$200	2.8%	$39,558	5.3%	$85,281
Flexible repurchase agreements purchased	—	—	4,149	4.2	8,581
Securities sold under agreement to repurchase	809,698	3.4	737,861	4.4	912,691
Short-term FHLB advances	706,586	2.9	279,125	4.9	706,586

Total	$1,516,484		$1,060,693		$1,813,139

	2006
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$2,400	4.8%	$19,809	5.3%	$51,450
Flexible repurchase agreements purchased	10,957	4.1	38,237	4.0	55,875
Securities sold under agreement to repurchase	659,081	4.5	637,026	4.3	715,011
Short-term FHLB advances	200,000	5.2	111,789	5.3	325,000

Total	$872,438		$806,861		$1,147,336

	2005
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
Federal funds purchased	$2,300	3.8%	$9,953	3.0%	$45,000
Flexible repurchase agreements purchased	59,531	4.0	12,877	3.8	59,556
Securities sold under agreement to repurchase	686,308	3.4	481,238	2.6	686,308
Short-term FHLB advances	2,000	3.8	20,874	3.1	62,000

Total	$750,139		$524,942		$852,864

          Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. Short-term FHLB borrowings generally mature within 30 days following the date of purchase. At December 31, 2007, the Bank had established informal federal funds borrowing lines of credit aggregating $635 million.
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
          At December 31, 2007, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2009	3.40%—5.90%	$2,627
2010	3.02%—5.86%	3,500
2011	5.28%—6.93%	2,850
2012	4.71%	1,500
Thereafter	4.69%—5.99%	78,500

Total		$88,977

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
          Pursuant to the merger with Business Holding Corporation on December 31, 2004, the Company assumed the liability for $6.2 million in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust. Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7 or October 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month London Interbank Offered Rate (“LIBOR”) plus 2.80% from January 30, 2004 to April 7, 2009 and thereafter at LIBOR plus 2.85%.
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

The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 3.45%. The Company redeemed the Junior Subordinated Debt Securities and the related trust preferred securities at par on November 7, 2007.
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
          Pursuant to the merger with City Bancorp on March 1, 2007, the Company assumed the liability for $8.2 million in Junior Subordinated Debt Securities issued to Signature Bancshares Preferred Trust I, a statutory trust. Signature Bancshares Preferred Trust I used the proceeds from the issuance of 8,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on October 8, 2033, and are callable at the option of the Company, in whole or in part, on any January 8, April 8, July 8 or October 8 on or after October 8, 2008. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 3.00%.
          Pursuant to the merger with City Bancorp on March 1, 2007, the Company also assumed the liability for $10.3 million in Junior Subordinated Debt Securities issued to City Bancorp Preferred Trust I, a statutory trust. City Bancorp Preferred Trust I used the proceeds from the issuance of 10,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on March 15, 2035, and are callable at the option of the Company, in whole or in part, on any March 15, June 15, September 15, or December 15 on or after March 15, 2010. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.2%.
(12) INCOME TAXES
          Total income taxes for the years ended December 31, 2007, 2006 and 2005 are allocated as follows:

	2007	2006	2005
	(In thousands)
Income tax expense	$66,001	$64,968	$52,601
Shareholders’ equity for other comprehensive income	10,855	(5,275)	(9,574)
Shareholders’ equity for stock option plans	(1,556)	(1,015)	(1,179)

Total	$75,300	$58,678	$41,848

          The components of income tax expense attributable to operations are as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Current:
Federal	$45,732	$55,284	$28,021
State	4,717	3,389	1,766
Deferred:
Federal	13,519	5,472	19,832
State	2,033	823	2,982

Total	$66,001	$64,968	$52,601

          Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2007	2006	2005
	(In thousands)
Tax expense at statutory rates	$71,381	$66,557	$58,730
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4,387	3,437	3,086
State income tax contingency recovery	—	(1,958)	—
Tax-exempt interest revenue	(5,786)	(5,894)	(5,403)
Tax-exempt earnings on life insurance	(2,427)	(2,285)	(2,119)
Deductible dividends paid on 401K plan	(1,873)	(1,772)	(1,710)
Non-recoverable overpayment of prior years tax	—	6,750	—
Other, net	319	133	17

Total	$66,001	$64,968	$52,601

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$47,979	$36,006
Accrued liabilities, principally due to compensation arrangements and vacation accruals	11,967	10,227
Net operating loss carryforwards	140	349
Unrealized pension expense	7,666	10,658

Total gross deferred tax assets	67,752	57,240
Less: valuation allowance	—	—

Deferred tax assets	$67,752	$57,240

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$52,907	$46,706
Other assets, principally due to expense recognition	33,042	15,910
Investments, principally due to interest income recognition	8,032	6,658
Mortgage servicing rights	15,777	10,886
Unrealized net losses (gains) on available-for-sale securities	3,198	(4,665)

Total gross deferred tax liabilities	112,956	75,495

Net deferred tax liabilities	$(45,204)	$(18,255)

          Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2007.
          At December 31, 2007, the Company had net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $365,000 that are available to offset future federal taxable income, subject to various limitations, through 2009. At December 31, 2007, the Company had a $16.7 million receivable for federal and state income taxes resulting from an overpayment of taxes in years 2003, 2004, 2005 and 2006.
          The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $355,000 increase in the liability for unrecognized tax benefits. The following table presents the activity in unrecognized tax benefits for 2007:

Amount
(In thousands)
Unrecognized tax benefit at adoption, January 1	$355
Gross increases — tax positions in prior period	—
Gross decreases — tax positions in prior period	—
Gross increases — tax positions in current period	—
Gross decreases — tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefit, December 31	$355

          Included in the balance of unrecognized tax benefits at December 31, 2007, are approximately $355,000 of tax benefits that, if recognized, would affect the effective tax rate.
          The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense. Related to the uncertain tax benefits noted above, the Company accrued penalties of $88,075 and interest of $96,638 during 2007 and in total, as of December 31, 2007, has recognized a liability for penalties of $88,075 and interest of $105,703.
          The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          The Company is subject to taxation in the United States and various states and local jurisdictions. The tax years that remain open for examination for the Company’s major jurisdictions of the United States, Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri are 2003, 2004, 2005 and 2006. With few exceptions, the Company is no longer subject to United States federal, state or local examinations by tax authorities for years before 2004.
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
          During 2003, the Company established a retiree medical plan pursuant to which the Company subsidized the cost of retiree health care coverage for current retirees and employees who retire over the next five years. Under the plan, the Company subsidized retiree health care coverage on a decreasing basis through 2007. Beginning in 2008, the Company will only provide access to coverage for its retirees and subsequent years’ retired employees.
          In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”) became law in the United States. Effective in 2006, the MPDIMA introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. Because the Company’s subsidy of the cost of retiree health care coverage was phased out at the end of 2007, the MPDIMA had no material financial impact on the obligations of the Company’s retiree medical plan. The Company has no benefit obligation related to the retiree medical plan as of December 31, 2007.
          The Company uses a December 31 measurement date for its pension and other benefit plans.

          A summary of the defined benefit retirement plans at and for the years ended December 31, 2007, 2006 and 2005 follows:

	Pension Benefits
	2007	2006	2005
		(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$107,226	$100,319	$82,048
Service cost	7,835	7,034	6,143
Interest cost	6,129	5,442	4,907
Amendments	—	246	—
Actuarial loss	(7,475)	(1,632)	12,541
Benefits paid	(4,242)	(4,183)	(5,320)

Projected benefit obligation at end of year	$109,473	$107,226	$100,319

Change in plan assets:
Fair value of plan assets at beginning of year	$92,043	$77,931	$68,839
Actual return on assets	7,495	8,943	3,442
Employer contributions	40,128	9,352	10,970
Benefits paid	(4,242)	(4,183)	(5,320)

Fair value of plan assets at end of year	$135,424	$92,043	$77,931

Funded status:
Projected benefit obligation	$(109,473)	$(107,226)	$(100,319)
Fair value of plan assets	135,424	92,043	77,931
Unrecognized transition amount	—	—	165
Unrecognized prior service cost	—	—	2,491
Unrecognized actuarial loss	—	—	31,762

Net amount recognized	$25,951	$(15,183)	$12,030

          Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2007	2006	2005
		(In thousands)
Prepaid benefit cost	$58,999	$23,523	$20,676
Accrued benefit liability	(13,006)	(10,842)	(13,556)
Intangible asset	—	—	1,056
Accumulated other comprehensive income adjustment	(20,042)	(27,864)	3,854

Net amount recognized	$25,951	$(15,183)	$12,030

          Pre-tax amounts recognized in accumulated other comprehensive income consists of:

	Year ended December 31,
	2007	2006
	(In thousands)
Net transition obligation	$129	$146
Net prior service cost	2,242	2,499
Net actuarial loss	17,671	25,219

Total accumulated other comprehensive income	$20,042	$27,864

     The net transition obligation, net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $267,000 and $292,000, respectively.
     The components of net periodic benefit cost at December 31, 2007, 2006 and 2005 are as follows:

	Pension Benefits
	2007	2006	2005
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,835	$7,034	$6,143
Interest cost	6,129	5,442	4,907
Expected return on assets	(9,122)	(5,941)	(5,450)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	256	239	249
Recognized net (gain) loss	1,700	1,909	1,262

Net periodic benefit cost	$6,816	$8,701	$7,129

     The weighted-average assumptions used to determine benefit obligations at December 31, 2007 and 2006 are as follows:

	Pension Benefits
	2007	2006
Discount rate	6.33%	5.75%
Rate of compensation increase	3.60%	4.00%
     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Pension Benefits
	2007	2006	2005
Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	3.50%
Expected rate of return on plan assets	8.00%	8.00%	8.00%
     The following table presents information related to the Company’s Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Projected benefit obligation	$17,712	$16,897
Accumulated benefit obligation	16,453	14,922
Fair value of assets	—	—
     The following table presents information related to the Company’s defined benefit pension plans:

	2007	2006
	(In thousands)
Accumulated benefit obligation	$94,553	$90,260
     In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan. This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. In selecting the discount rate used to discount plan liabilities developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan based on the December 31, 2007 Citigroup Pension Discount Curve. The Citigroup Pension Liability Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. In prior years, the Company used a rate that reflects the rates available on long-term, high-quality, fixed-income debt instruments.
     The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Plan assets at December 31		Target for
Asset category:	2007	2006	2008

Equity securities	59.87%	64.33%	40-60%
Debt securities	33.88%	33.94%	40-60%
Other	6.25%	1.73%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan include shares of the Company’s common stock with a fair value of $1.9 million (1.44% of total plan assets) and $2.2 million (2.40% of total plan assets) at December 31, 2007 and 2006, respectively. The Company expects to contribute approximately $3.8 million to the Basic Plan in 2008.
     The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
(In thousands)
Expected future benefit payments:
2008	$10,018
2009	7,629
2010	6,914
2011	6,481
2012	9,477
2013-2017	44,409
     The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the 401(k) Plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. The 401(k) Plan permits employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Employer contributions for the years ended December 31, 2007, 2006 and 2005 were $7.6 million, $6.6 million and $6.5 million, respectively. Also, effective January 1, 2006, the 401(k) Plan provides that the Company shall make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation. Eligible employees are those hired after December 31, 2005 who work at least 1,000 hours during the plan year and have attained the age of 21. Employer contributions for the years ended December 31, 2007 and 2006 were approximately $465,000 and $141,000, respectively.
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
Deposit Liabilities
     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2007 and 2006. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
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
Derivative Instruments
     The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. The fair value of these derivative instruments is based on observable market prices. The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with current interest rates. See Note 22, Commitments and Contingent Liabilities, for additional fair value information regarding these instruments.
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
     The following table presents carrying and fair value information at December 31, 2007 and 2006:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$322,926	$322,926	$444,033	$444,033
Interest bearing deposits with other banks	12,710	12,710	7,418	7,418
Held-to-maturity securities	1,625,916	1,651,445	1,723,420	1,711,751
Available-for-sale and trading securities	1,001,194	1,001,194	1,041,999	1,041,999
Federal funds sold and securities purchased under agreement to resell	0	0	145,957	145,957
Net loans and leases	9,064,487	9,221,362	7,772,637	7,802,982
Loans held for sale	128,532	132,442	89,323	89,256

Liabilities:
Noninterest bearing deposits	1,670,198	1,670,198	1,817,223	1,817,223
Savings and interest bearing deposits	3,974,724	3,974,724	3,571,882	3,571,882
Other time deposits	4,419,177	4,419,150	4,321,473	4,327,594
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	1,516,484	1,501,958	872,438	872,438
Long-term debt and other borrowings	249,488	227,539	280,889	283,838

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(232)	(232)	117	117
Commitments to fund fixed rate mortgage loans	84	84	(101)	(101)
Interest rate swap position to receive	4,120	4,120	—	—
Interest rate swap position to pay	(4,120)	(4,120)	—	—
(15) STOCK INCENTIVE AND STOCK OPTION PLANS
     Key employees and directors of the Company and its subsidiaries have been granted stock options and SARs under the Company’s 1994, 1995 and 1998 stock incentive plans (the “Plans”). The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. Upon the exercise of stock options, new shares are issued by the Company.
     No SARs have been granted since 1997 and none were outstanding at December 31, 2007. The Company recorded a reversal of compensation expense related to SARs of $21,000 in 2007, compensation expense of $215,000 in 2006 and a reversal of compensation expense of $262,000 in 2005 because of changes in the market value of the Company’s common stock.
     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock. This plan is registered under the Company’s dividend reinvestment plan and the shares are purchased through the Company’s dividend reinvestment plan which purchases shares in the open market.
     On December 14, 2005, the Company’s Board of Directors approved accelerating the vesting of “out-of-the-money” unvested outstanding stock options held by employees. The options were considered “out-of-the-money” if the exercise price of the option was greater than $23.02, the closing price of shares of the Company’s common stock on the New York Stock Exchange on December 14, 2005. The accelerated vesting was effective on December 14, 2005. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with those options upon adoption of Statement 123R. The compensation cost avoided by the accelerated vesting was approximately $623,000 and $945,000 in 2007 and 2006, respectively, and compensation expense of approximately $291,000 will be avoided in 2008 by the accelerated vesting.

     Effective January 1, 2006, the Company adopted SFAS 123R. Prior to 2006, we accounted for stock awards granted to employees under the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, SFAS 123R requires that compensation expense be measured using estimates of fair value of all stock-based awards. We are using the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS 123R applies to new awards and to awards modified after December 31, 2005 as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. Compensation expense arising from stock options that has been charged against income for those plans was approximately $793,000 and $247,000 for 2007 and 2006, respectively. As of December 31, 2007, there was $2.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a three year period.
     During the year ending December 31, 2007, the Company granted stock options to directors and employees under the 1994 and 1995 stock incentive plans, as amended. In May, 2007, the Company granted stock options to purchase 36,000 shares of the Company’s common stock to its directors. The stock options granted to directors have a contractual life of 10 years and vest over a one-year service period. In November 2007, the Company granted stock options to purchase 301,550 shares of the Company’s common stock to its employees. The stock options granted to employees have a contractual life of seven years and vest over a three-year service period. A summary of the stock option activity under the Company Plans as of December 31, 2007 and changes during the year then ended is presented below:

	2007
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	($000)
Options
Outstanding at January 1, 2007	3,078,822	$20.73
Granted	610,384	19.69
Exercised	(572,739)	18.20
Expired or cancelled	(13,826)	21.10

Outstanding at December 31, 2007	3,102,641	$20.99	5.4	$8,142

Exercisable at December 31, 2007	2,587,225	$20.45	4.3	$8,179

	2006
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	($000)
Options
Outstanding at January 1, 2006	3,088,713	$19.79
Granted	300,000	24.84
Exercised	(301,891)	15.19
Expired or cancelled	(8,000)	22.50

Outstanding at December 31, 2006	3,078,822	$20.73	5.7	$18,764

Exercisable at December 31, 2006	2,772,155	$20.28	5.0	$18,139

     A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2007	306,667	$24.78	$5.53
Granted	337,550	23.13	5.05
Vested	(127,334)	24.86	5.78
Expired or cancelled	(1,467)	24.78	5.07

Outstanding at December 31, 2007	515,416	$23.68	$5.16

     The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes-Merton option valuation model; groups of participants (executive, non-executives and directors) are considered separately for valuation purposes. The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant. The expected volatility is estimated based on the Company’s historical experience. The following table provides the range of assumptions used for stock options granted:

	2007	2006	2005
Expected volatility	24.7% — 27.6%	23.2% — 27.6%	20.5% — 20.9%
Weighted-average volatility	25.0%	24.6%	20.6%
Expected dividends	3.00%	3.00%	3.40%
Expected term (in years)	5.1 — 7.0	5.1 — 5.7	7.0
Risk-free rate	4.0% — 4.6%	4.5% — 5.0%	3.1% — 3.5%

     The weighted-average grant-date fair value of stock options granted during the years 2007 and 2006 was $5.05 and $5.58, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $10.4 million, $4.5 million and $5.8 million, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options exercisable
		Weighted-Avg
Range of	Number	Remaining Life	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price
$7.48 to $10.51	15,303	4.0	$8.78	15,303	$8.78
$11.39 to $14.98	197,189	3.0	13.41	197,189	13.41
$15.06 to $17.69	515,263	2.4	16.22	515,263	16.22
$19.18 to $25.31	2,374,886	6.0	22.76	1,859,470	22.46

$7.48 to $25.31	3,102,641	5.4	$20.99	2,587,225	$20.45

     The 1994 stock incentive plan was amended in 2006 to allow for the issuance of performance shares. Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period. The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient. In January of 2007, the Company granted 78,000 performance shares to employees for the two-year performance period from January 1, 2007 through December 31, 2008. The shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest. Compensation expense of approximately $758,000 was recognized in 2007 related to performance shares.
(16) EARNINGS PER SHARE AND DIVIDEND DATA
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2007, 2006 and 2005:

	2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$137,943	81,506	$1.69

Effect of dilutive stock options	—	339

Diluted EPS:
Income available to common shareholders plus assumed exercise	$137,943	81,845	$1.69

	2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$125,194	79,140	$1.58

Effect of dilutive stock options	—	402

Diluted EPS:
Income available to common shareholders plus assumed exercise	$125,194	79,542	$1.57

	2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$115,199	78,266	$1.47

Effect of dilutive stock options	—	331

Diluted EPS:
Income available to common shareholders plus assumed exercise	$115,199	78,597	$1.47

          Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2007, the Bank could have paid dividends of $528 million to the Company under current regulatory guidelines.
(17) OTHER COMPREHENSIVE INCOME
          The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2007, 2006 and 2005:

	2007
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$20,583	$(7,871)	$12,712
Reclassification adjustment for net (gains) losses realized in net income	(22)	8	(14)
Change in pension funding status	7,822	(2,992)	4,830

Other comprehensive income (loss)	$28,383	$(10,855)	$17,528

	2006
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$10,263	$(3,923)	$6,340
Reclassification adjustment for net losses (gains) realized in net income	(36)	14	(22)
Change in pension funding status	490	(188)	302

Other comprehensive income (loss)	$10,717	$(4,097)	$6,620

	2005
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(23,077)	$8,837	$(14,240)
Reclassification adjustment for net (gains) losses realized in net income	(346)	132	(214)
Minimum pension liability	(1,582)	605	(977)

Other comprehensive (loss) income	$(25,005)	$9,574	$(15,431)

(18) RELATED PARTY TRANSACTIONS
          The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates. In management’s opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present any other unfavorable features. An analysis of such outstanding loans is as follows:

Amount
(In thousands)
Loans outstanding at December 31, 2006	$18,565
New loans	21,236
Repayments	(10,508)
Changes in directors and executive officers	(7)

Loans outstanding at December 31, 2007	$29,286

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
          The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

	2007	2006
	(In thousands)
Fair value at beginning of year	$35,286	$36,456
Additions:
Origination of servicing assets	5,538	5,866
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(8,319)	(7,076)
Other changes in fair value	(23)	40

Fair value at end of year	$32,482	$35,286

          Prior to the adoption of SFAS No. 156 on January 1, 2006, MSRs were recognized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan was sold. The following table summarizes MSRs, net of accumulated amortization, and a valuation allowance for temporary impairment for the period prior to the adoption of SFAS No. 156:

2005
(In thousands)
Balance at beginning of year	$45,929
MSRs capitalized	6,494
Permanent impairment	(2,398)
MSRs sold	—
Amortization expense	(8,323)

Balance at end of year	41,702
Valuation allowance	(5,246)

Fair value at end of year	$36,456

          All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $8.1 million, $8.1 million and $8.2 million and late and other ancillary fees of $1.0 million, $1.0 million and $1.1 million in 2007, 2006, and 2005, respectively.
(20) REGULATORY MATTERS
          The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2007 and 2006, respectively, as set forth in the following table:

	2007		2006
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,074,654	10.96%	$1,022,139	12.34%
BancorpSouth Bank	1,040,938	10.63	991,459	11.98
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,190,396	12.14	1,122,165	13.55
BancorpSouth Bank	1,156,680	11.81	1,091,485	13.19
Tier I leverage capital (to average assets)
BancorpSouth, Inc.	1,074,654	8.39	1,022,139	8.73
BancorpSouth Bank	1,040,938	8.13	991,459	8.46
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
          Results of operations and selected financial information by operating segment for the three years ended December 31, 2007, 2006 and 2005 are presented below:

		General
	Community	Corporate
	Banking	and Other	Total
2007	(In thousands)
Results of Operations
Net interest revenue	$383,037	$39,862	$422,899
Provision for credit losses	22,641	55	22,696

Net interest income after provision for credit losses	360,396	39,807	400,203
Noninterest revenue	125,950	105,849	231,799
Noninterest expense	283,182	144,876	428,058

Income before income taxes	203,164	780	203,944
Income taxes	65,749	252	66,001

Net income (loss)	$137,415	$528	$137,943

Selected Financial Information
Total assets	$11,042,519	$2,147,322	$13,189,841
Depreciation and amortization	27,413	5,612	33,025

		General
	Community	Corporate
	Banking	and Other	Total
2006	(In thousands)
Results of Operations
Net interest revenue	$348,020	$37,779	$385,799
Provision for credit losses	8,496	81	8,577

Net interest income after provision for credit losses	339,524	37,698	377,222
Noninterest revenue	105,806	100,288	206,094
Noninterest expense	255,992	137,162	393,154

Income before income taxes	189,338	824	190,162
Income taxes	57,936	7,032	64,968

Net income	$131,402	$(6,208)	$125,194

Selected Financial Information
Total assets	$10,064,385	$1,976,136	$12,040,521
Depreciation and amortization	24,608	5,623	30,231

		General
	Community	Corporate
	Banking	and Other	Total
2005	(In thousands)
Results of Operations
Net interest revenue	$324,641	$30,916	$355,557
Provision for credit losses	24,413	54	24,467

Net interest income after provision for credit losses	300,228	30,862	331,090
Noninterest revenue	104,546	94,266	198,812
Noninterest expense	237,875	124,227	362,102

Income before income taxes	166,899	901	167,800
Income taxes	52,319	282	52,601

Net income	$114,580	$619	$115,199

Selected Financial Information
Total assets	$9,871,151	$1,897,523	$11,768,674
Depreciation and amortization	24,183	13,719	37,902
(22) COMMITMENTS AND CONTINGENT LIABILITIES
Leases
          Rent expense was approximately $6.1 million for 2007, $6.0 million for 2006 and $6.0 million for 2005. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007:

(In thousands)	Amount
2008	$5,192
2009	3,564
2010	2,506
2011	1,996
2012	1,791
Thereafter	4,819

Total future minimum lease payments	$19,868

Mortgage Loans Serviced for Others
          The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $2.9 billion of loans serviced for investors at December 31, 2007 is approximately $600,000 of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.
Forward Contracts
          Forward contracts are agreements to purchase or sell securities at a specified future date at a specific price or yield. Risks arise from the possibility that counterparties may be unable to meet the term of their contracts and from movements in securities values and interest rates. At December 31, 2007 and 2006, the Company had forward commitments to sell individual fixed-rate mortgage loans and commitments to fund individual fixed-rate mortgage loans. At December 31, 2007, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $60.3 million with a carrying value and fair value reflecting a loss of approximately $199,000. At December 31, 2006, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $47.7 million with a carrying value and fair value reflecting a gain of approximately $86,000. At December 31, 2007, the notional amount of commitments to fund individual fixed-rate mortgage loans was $18.6 million with a carrying value and fair value reflecting a gain of approximately $67,000. At December 31, 2006, the notional amount of commitments to fund individual fixed-rate mortgage loans was $20.4 million with a carrying value and fair value reflecting a loss of approximately $84,000. The forward commitments to sell fixed-rate mortgage loans and the commitments to fund fixed-rate mortgage loans are reported at fair value in the Company’s financial statements, with adjustments being recorded in current period earnings, and are not accounted for as hedges of forecasted transactions.
Interest Rate Swaps
          The Company enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2007, the notional amount of customer related derivative financial instruments was $153.6 million with an average maturity of 110 months, an average interest receive rate of 8.6% and an average interest pay rate of 6.4%.
Lending Commitments
          In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2007, these included approximately $159 million for letters of credit and approximately $2.4 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2007, 2006 and 2005.
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

          The Company reported litigation expense of approximately $2.3 million in 2007 due to legal and other accruals established relative to the Company’s proportionate share of projected Visa, Inc.’s litigation charges. These reserves pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation. The Bank, as a member of Visa, Inc. is obligated to share in certain liabilities associated with Visa, Inc.’s settled and pending litigation.
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
Restricted Cash Balance
          Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $8.0 million were maintained to satisfy federal regulatory requirements at December 31, 2007.
(23) CONDENSED PARENT COMPANY INFORMATION
          The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates indicated:

	December 31
Condensed Balance Sheets	2007	2006
	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$21,096	$24,824
Investment in subsidiaries	1,323,310	1,140,842
Other assets	16,104	17,090

Total assets	$1,360,510	$1,182,756

Liabilities and shareholders’ equity:
Total liabilities	$163,884	$156,171
Shareholders’ equity	1,196,626	1,026,585

Total liabilities and shareholders’ equity	$1,360,510	$1,182,756

	Year Ended December 31
Condensed Statements of Income	2007	2006	2005
	(In thousands)
Dividends from subsidiaries	$175,000	$90,000	$74,332
Other operating income	192	530	330

Total income	175,192	90,530	74,662

Operating expenses	17,872	16,053	15,365

Income before tax benefit and equity in undistributed earnings	157,320	74,477	59,297
Income tax benefit	6,762	5,937	5,620

Income before equity in undistributed earnings of subsidiaries	164,082	80,414	64,917
Equity in undistributed earnings of subsidiaries	(26,139)	44,780	50,282

Net income	$137,943	$125,194	$115,199

	Year Ended December 31
Condensed Statements of Cash Flows	2007	2006	2005
	(In thousands)
Operating activities:
Net income	$137,943	$125,194	$115,199
Adjustments to reconcile net income to net cash provided by operating activities	28,833	(50,184)	(41,089)

Net cash provided by operating activities	166,776	75,010	74,110
Investing activities:
Net cash paid for acquisitions	(83,027)	—	(23,888)

Net cash used in investing activities	(83,027)	—	(23,888)
Financing activities:
Redemption of junior subordinated debt	(3,093)	—	—
Cash dividends	(77,735)	(61,890)	(65,721)
Common stock transactions, net	(6,649)	(5,830)	(4,612)

Net cash used in financing activities	(87,477)	(67,720)	(70,333)

Increase (decrease) in cash and cash equivalents	(3,728)	7,290	(20,111)
Cash and cash equivalents at beginning of year	24,824	17,534	37,645

Cash and cash equivalents at end of year	$21,096	$24,824	$17,534

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          There have been no changes in the Company’s independent accountants and auditors for the two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES.
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
          The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this Report.
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
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report. The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included with our 2007 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
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
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF REGISTRANT
          Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Exchange Act:

Name	Offices Held	Age

Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	65

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	58

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of BancorpSouth Bank	63

Name	Offices Held	Age

Larry Bateman	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	58

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	63

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	53

Gordon Lewis	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	58

Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank	60

Cathy S. Freeman	Executive Vice President and Corporate Secretary of the Company and BancorpSouth Bank	42
          None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2008 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.
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
          Mr. Threadgill has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.
          Mr. Lewis had served as Louisiana/Texas Region President of BancorpSouth Bank for at least five years prior to December 2007 when he was named Executive Vice President of the Company and Vice Chairman of the Bank.
          Mr. Cowsert has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank for at least the past five years.
          Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank or Senior Vice President and Corporate Secretary of the Company and the Bank for at least the past five years prior to January 2008 when she was named Executive Vice President of the Company and the Bank.

AUDIT COMMITTEE FINANCIAL EXPERT
     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
IDENTIFICATION OF THE AUDIT COMMITTEE
     Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference. In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.
MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES
     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION.
     This information appears under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
     Information regarding the compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance appears under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference. Information regarding director independence appears under the caption “Corporate Governance — Director Independence” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information regarding accountant fees and services appears under the caption “Proposal 2: Ratification of Selection of Auditors” in the Company’s definitive Proxy Statement for its 2008 annual meeting of shareholders, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

1.	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:
	(2)	Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)
	(3)	(a)	Restated Articles of Incorporation. (2)
		(b)	Amendment to Articles of Incorporation. (2)
		(c)	Bylaws, as amended and restated. (3)
		(d)	Amendment No. 1 to Amended and Restated Bylaws. (4)
		(e)	Amendment No. 2 to Amended and Restated Bylaws (5)

	(f)	Amendment No. 3 to Amended and Restated Bylaws (5)
(4)	(a)	Specimen Common Stock Certificate. (6)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
	(h)	Junior Subordinated Debt Security Specimen. (10)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (11)(25)
	(b)	1994 Stock Incentive Plan. (12)(25)
	(c) (d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (13)(25) 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(25)
	(e)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(25)
	(f)	BancorpSouth, Inc. Restoration Plan. (15)(25)
	(g)	BancorpSouth, Inc. Deferred Compensation Plan. (15)(25)
	(h)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(25)
	(i)	Description of Dividend Reinvestment Plan. (16)(25)
	(j)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(25)
	(k)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(25)
	(l)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(25)
	(m)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(25)
	(n)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(25)
	(o)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(25)
	(p)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(25)
	(q)	BancorpSouth, Inc. Change in Control Agreement for Nash Allen, Jr. (24)(25)
	(r)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. *(25)
	(s)	BancorpSouth, Inc. Executive Performance Incentive Plan. (22)(25)
	(t)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(25)
	(u)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(25)
	(v)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(25)
	(w)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(25)
(11)	Statement re computation of per share earnings.*
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Accountants.*
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(25)	Compensatory plans or arrangements.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.
DATE: February 28, 2008	By:	/s/ Aubrey B. Patterson
Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2008

/s/ L. Nash Allen, Jr. L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Hassell H. Franklin Hassell H. Franklin	Director	February 28, 2008

/s/ W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	February 28, 2008

/s/ James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	February 28, 2008

/s/ Larry G. Kirk Larry G. Kirk	Director	February 28, 2008

/s/ Turner O. Lashlee Turner O. Lashlee	Director	February 28, 2008

/s/ Guy W. Mitchell Guy W. Mitchell, III	Director	February 28, 2008

/s/ R. Madison Murphy R. Madison Murphy	Director	February 28, 2008

/s/ Robert C. Nolan Robert C. Nolan	Director	February 28, 2008

/s/ W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	February 28, 2008

/s/ Alan W. Perry Alan W. Perry	Director	February 28, 2008

/s/ Travis E. Staub Travis E. Staub	Director	February 28, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
(2)	Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)
(3) (a)	Restated Articles of Incorporation. (2)
(b)	Amendment to Articles of Incorporation. (2)
(c)	Bylaws, as amended and restated. (3)
(d)	Amendment No. 1 to Amended and Restated Bylaws. (4)
(e)	Amendment No. 2 to Amended and Restated Bylaws (5)
(f)	Amendment No. 3 to Amended and Restated Bylaws (5)
(4) (a)	Specimen Common Stock Certificate. (6)
(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)
(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)
(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)
(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)
(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)
(h)	Junior Subordinated Debt Security Specimen. (10)
(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)
(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10) (a)	Form of deferred compensation agreement between Bancorp of Mississippi, Inc. and certain key executives. (11)(25)
(b)	1994 Stock Incentive Plan. (12)(25)
(c)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (13)(25)
(d)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(25)
(e)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(25)
(f)	BancorpSouth, Inc. Restoration Plan. (15)(25)
(g)	BancorpSouth, Inc. Deferred Compensation Plan. (15)(25)
(h)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(25)
(i)	Description of Dividend Reinvestment Plan. (16)(25)
(j)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(25)
(k)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(25)
(l)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(25)
(m)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(25)
(n)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(25)
(o)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(25)
(p)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21) (25)
(q)	BancorpSouth, Inc. Change in Control Agreement for L. Nash Allen, Jr. (24) (25)
(r)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. *(25)
(s)	BancorpSouth, Inc. Executive Performance Incentive Plan. (22)(25)
(t)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(25)
(u)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(25)
(v)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(25)

Exhibit No.	Description
(w)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(25)
(11)	Statement re computation of per share earnings.*
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Accountants.*
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(25)	Compensatory plans or arrangements.

*	Filed herewith.