Form 10-Q
period 2008-03-31
BANCORPSOUTH INC
filed 2008-05-08
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐   No ☑
As of May 1, 2008, the registrant had outstanding 82,365,041 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, asset quality, cost controls, prepayment of Junior Subordinated Debt Securities, unrecognized tax benefits, effective tax rates, credit losses, credit quality, core deposits, off-balance sheet commitments and arrangements, amortization expense, valuation of mortgage servicing rights, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), capital resources, liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream and the impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$290,246	$322,926
Interest bearing deposits with other banks	19,258	12,710
Held-to-maturity securities, at amortized cost	1,523,994	1,625,916
Available-for-sale securities, at fair value	971,613	1,001,194
Loans and leases	9,280,659	9,227,495
Less: Unearned income	47,636	47,811
Allowance for credit losses	119,301	115,197

Net loans	9,113,722	9,064,487
Loans held for sale	161,814	128,532
Premises and equipment, net	328,920	317,379
Accrued interest receivable	92,520	96,027
Goodwill	270,762	254,889
Other assets	382,022	365,781

TOTAL ASSETS	$13,154,871	$13,189,841

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,722,914	$1,670,198
Interest bearing	3,484,607	3,276,275
Savings	725,494	698,449
Other time	4,153,186	4,419,177

Total deposits	10,086,201	10,064,099
Federal funds purchased and securities sold under agreement to repurchase	784,532	809,898
Short-term Federal Home Loan Bank borrowings	430,000	706,586
Accrued interest payable	34,203	37,746
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	288,939	88,977
Other liabilities	147,031	125,597

TOTAL LIABILITIES	11,931,218	11,993,215

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares, Issued - 82,365,041 and 82,299,297 shares, respectively	205,913	205,748
Capital surplus	200,742	198,620
Accumulated other comprehensive income (loss)	1,032	(7,214)
Retained earnings	815,966	799,472

TOTAL SHAREHOLDERS’ EQUITY	1,223,653	1,196,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,154,871	$13,189,841

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2008	2007
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$159,184	$153,241
Deposits with other banks	208	286
Federal funds sold and securities purchased under agreement to resell	67	2,511
Held-to-maturity securities:
Taxable	15,947	16,705
Tax-exempt	2,075	2,015
Available-for-sale securities:
Taxable	9,564	9,592
Tax-exempt	1,204	1,115
Loans held for sale	2,210	1,675

Total interest revenue	190,459	187,140

INTEREST EXPENSE:
Deposits:
Interest bearing demand	17,257	19,887
Savings	1,543	2,383
Other time	46,860	51,985
Federal funds purchased and securities sold under agreement to repurchase	5,195	7,824
FHLB borrowings	6,285	3,302
Other	3,249	3,091

Total interest expense	80,389	88,472

Net interest revenue	110,070	98,668
Provision for credit losses	10,811	1,355

Net interest revenue, after provision for credit losses	99,259	97,313

NONINTEREST REVENUE:
Mortgage lending	1,543	1,779
Credit card, debit card and merchant fees	7,976	6,874
Service charges	15,839	15,396
Trust income	2,234	2,214
Security gains, net	78	7
Insurance commissions	24,668	19,794
Other	13,893	12,295

Total noninterest revenue	66,231	58,359

NONINTEREST EXPENSE:
Salaries and employee benefits	70,175	63,628
Occupancy, net of rental income	9,483	8,463
Equipment	6,433	6,026
Other	27,379	27,493

Total noninterest expense	113,470	105,610

Income before income taxes	52,020	50,062
Income tax expense	16,875	16,485

Net income	$35,145	$33,577

Earnings per share: Basic	$0.43	$0.42

Diluted	$0.43	$0.42

Dividends declared per common share	$0.21	$0.20

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$35,145	$33,577
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,811	1,355
Depreciation and amortization	7,103	6,796
Deferred taxes	5,794	2,123
Amortization of intangibles	1,529	1,065
Amortization of debt securities premium and discount, net	731	2,220
Share-based compensation expense	756	343
Security gains, net	(78)	(7)
Net deferred loan origination expense	(2,252)	(2,043)
Excess tax benefit from exercise of stock options	(147)	(61)
Decrease (increase) in interest receivable	3,507	(1,670)
(Decrease) increase in interest payable	(3,543)	3,570
Realized gain on student loans sold	(17)	(2,133)
Proceeds from student loans sold	1,186	79,726
Origination of student loans held for sale	(36,751)	(36,567)
Realized gain on mortgages sold	(2,694)	(2,203)
Proceeds from mortgages sold	281,109	170,234
Origination of mortgages held for sale	(277,229)	(173,603)
Increase in bank-owned life insurance	(1,762)	(1,652)
Decrease in prepaid pension asset	334	1,284
Other, net	(8,627)	5,529

Net cash provided by operating activities	14,905	87,883

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	106,296	63,029
Proceeds from calls and maturties of available-for-sale securities	109,204	108,436
Purchases of held-to-maturity securities	(4,392)	(33,271)
Purchases of available-for-sale securities	(66,330)	(151,399)
Net increase in short-term investments	—	(76,289)
Net increase in loans and leases	(57,542)	(92,860)
Purchases of premises and equipment	(18,254)	(6,434)
Proceeds from sale of premises and equipment	8	576
(Increase) decrease in other real estate owned	(2,342)	1,536
Acquisition of businesses, net of cash acquired	(10,106)	(59,213)
Other, net	(436)	(388)

Net cash provided by (used in) investing activities	56,106	(246,277)

Financing activities:
Net increase in deposits	22,102	348,778
Net decrease in short-term debt and other liabilities	(302,849)	(313,925)
Advances of long-term debt	200,000	—
Repayment of long-term debt	(38)	(2,521)
Issuance of common stock	1,127	575
Purchase of common stock	(326)	(5,850)
Excess tax benefit from exercise of stock options	147	61
Payment of cash dividends	(17,306)	(16,384)

Net cash (used in) provided by financing activities	(97,143)	10,734

Decrease in cash and cash equivalents	(26,132)	(147,660)
Cash and cash equivalents at beginning of period	335,636	451,451

Cash and cash equivalents at end of period	$309,504	$303,791

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain 2007 amounts have been reclassified to conform with the 2008 presentation. Also, beginning March 1, 2007, the financial statements include the accounts of The Signature Bank. See Note 11, Business Combinations, for further information regarding The Signature Bank.
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
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2008	2007	2007
	(In thousands)

Commercial and agricultural	$1,248,622	$1,185,919	$1,236,776
Consumer and installment	428,654	618,569	450,882
Real estate mortgage:
One-to-four family	2,513,029	2,355,265	2,529,986
Other	4,595,286	4,292,268	4,490,445
Lease financing	278,590	297,219	285,865
Other	216,478	35,930	233,541

Total	$9,280,659	$8,785,170	$9,227,495

The following table presents information concerning non-performing loans as of the dates indicated:

	March 31,		December 31,
	2008	2007	2007
	(In thousands)

Non-accrual loans	$14,709	$10,128	$9,789
Loans 90 days or more past due	21,522	12,749	18,671
Restructured loans	2,493	1,312	721

Total non-performing loans	$38,724	$24,189	$29,181

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2008	2007	2007
	(In thousands)

Balance at beginning of period	$115,197	$98,834	$98,834
Provision charged to expense	10,811	1,355	22,696
Recoveries	1,007	963	4,355
Loans and leases charged off	(7,714)	(2,610)	(16,841)
Acquisitions	—	6,145	6,153

Balance at end of period	$119,301	$104,687	$115,197

NOTE 4 — SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at March 31, 2008:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	34,802	1,049	27,325	430	62,127	1,479

Total	$34,802	$1,049	$27,325	$430	$62,127	$1,479

Available-for-sale securities:
U.S. Government agencies	$39,294	$653	$136,893	$1,923	$176,187	$2,576
Obligations of states and political subdivisions	9,201	200	877	13	10,078	213
Other	9,645	1,355	—	—	9,645	1,355

Total	$58,140	$2,208	$137,770	$1,936	$195,910	$4,144

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

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$35,145	82,331	$0.43	$33,577	79,456	$0.42

Effect of dilutive share- based awards	—	203		—	436

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$35,145	82,534	$0.43	$33,577	79,892	$0.42

NOTE 6 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2008			2007
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized gains (losses) arising during holding period	$13,176	$(4,971)	$8,205	$2,626	$(1,004)	$1,622
Less: Reclassification adjustment for net (gains) losses realized in net income	(78)	30	(48)	—	—	—
Recognized employee benefit plan net periodic benefit cost	145	(56)	89	—	—	—

Other comprehensive income (loss)	$13,243	$(4,997)	$8,246	$2,626	$(1,004)	$1,622

Net income			35,145			33,577

Comprehensive income			$43,391			$35,199

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
Pursuant to the merger with City Bancorp on March 1, 2007, the Company also assumed the liability for $10,310,000 in Junior Subordinated Debt Securities issued to City Bancorp Preferred Trust I, a statutory trust. City Bancorp Preferred Trust I used the proceeds from the issuance of 10,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on March 15, 2035, and are callable at the option of the Company, in whole or in part, on any March 15, June 15, September 15 or December 15 on or after March 15, 2010. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.2%.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2008 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2007	$214,780	$40,109	$254,889
Goodwill acquired during the period	673	10,284	10,957
Purchase accounting adjustments	4,916	—	4,916

Balance as of March 31, 2008	$220,369	$50,393	$270,762

As reflected in the table above, the Community Banking goodwill acquired during the period is related to the acquisition of City Bancorp and the additional purchase price paid as a result of the settlement of a contingency during the first quarter of 2008. Also, an adjustment was made in the first quarter of 2008 to the allocation of the purchase price in conjunction with the acquisition of City Bancorp that related to a loan acquired which was subsequently determined to be unsubstantiated. See Note 11, Business Combinations, for more information regarding that transaction.

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$15,014	$27,801	$14,448
Customer relationship intangibles	31,850	13,439	24,639	12,536
Non-solicitation intangibles	600	260	665	265

Total	$60,251	$28,713	$53,105	$27,249

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$566	$513
Customer relationship intangibles	903	550
Non-solicitation intangibles	60	2

Total	$1,529	$1,065

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2008 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
		(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2008	$2,503	$3,477	$240	$6,220
For year ended December 31, 2009	2,235	2,948	160	5,343
For year ended December 31, 2010	1,834	2,508	—	4,342
For year ended December 31, 2011	1,542	2,139	—	3,681
For year ended December 31, 2012	946	1,828	—	2,774
NOTE 9 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended
	March 31,
	2008	2007
	(In thousands)
Service cost	$1,667	$1,738
Interest cost	1,654	1,442
Expected return on assets	(2,646)	(1,731)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	67	60
Recognized net loss	73	350

Net periodic benefit costs	$820	$1,864

NOTE 10 — RECENT PRONOUNCEMENTS
In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 and FSP FAS 157-2 has had no material impact on the financial position or results of operations of the Company. The Company has not applied the provisions of SFAS 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.
In September, 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF Issue No. 06-04 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF Issue No. 06-4 resulted in a cumulative-effect adjustment to retained earnings of approximately $1.1 million at January 1, 2008.
In February, 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option in regards to items not previously recorded at fair value. Therefore, the adoption of SFAS No. 159 has had no material impact on the financial position or results of operations of the Company.
In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”. SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 has had no material impact on the financial position or results of operations of the Company.
In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company believes that the adoption of SFAS No. 141(R) will have no material impact on the financial position or results of operations of the Company.
In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company believes that the adoption of SFAS No. 160 will have no impact on the financial position or results of operations of the Company.
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the financial position or results of operations of the Company.
NOTE 11 — BUSINESS COMBINATIONS
On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Effective July 1, 2007, The Signature Bank merged with and into BancorpSouth Bank. Consideration paid to complete this transaction consisted of 3,327,564 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $83.8 million. The consideration paid to complete the transaction has been adjusted to reflect the additional amount paid as a result of the settlement of a contingency during the first quarter of 2008. In addition, all outstanding City Bancorp stock options were converted into stock options to purchase 272,834 shares of the Company’s common stock. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
NOTE 12 — SEGMENT REPORTING
The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. During the first quarter of 2008, the Company determined that an additional operating segment, insurance agencies, should be created based upon the services offered, the significance of those services to the Company’s financial statements and the regular review of the operating results of the insurance agencies by the chief operating decision makers of the Company. The insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to community banking.
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2008 and 2007 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2008:
Results of Operations
Net interest revenue	$100,372	$428	$9,270	$110,070
Provision for credit losses	10,817	—	(6)	10,811

Net interest revenue after provision for credit losses	89,555	428	9,276	99,259
Noninterest revenue	33,369	24,552	8,310	66,231
Noninterest expense	72,247	18,291	22,932	113,470

Income before income taxes	50,677	6,689	(5,346)	52,020
Income taxes	16,439	2,632	(2,196)	16,875

Net income	$34,238	$4,057	$(3,150)	$35,145

Selected Financial Information
Total assets (at end of period)	$10,858,526	$154,439	$2,141,906	$13,154,871
Depreciation and amortization	6,817	1,198	617	8,632

Three months ended March 31, 2007:
Results of Operations
Net interest revenue	$88,503	$512	$9,653	$98,668
Provision for credit losses	1,343	—	12	1,355

Net interest revenue after provision for credit losses	87,160	512	9,641	97,313
Noninterest revenue	28,657	19,688	10,014	58,359
Noninterest expense	66,996	13,555	25,059	105,610

Income before income taxes	48,821	6,645	(5,404)	50,062
Income taxes	16,076	2,614	(2,205)	16,485

Net income	$32,745	$4,031	$(3,199)	$33,577

Selected Financial Information
Total assets (at end of period)	$10,835,755	$115,419	$2,009,484	$12,960,658
Depreciation and amortization	6,431	782	656	7,869
NOTE 13 — MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. In determining the fair value of the MSRs, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and the assumptions used are reviewed by management. At March 31, 2008, the valuation of MSRs included an assumed average prepayment speed of 279 PSA and an average discount rate of 9.36%. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2008	2007
	(In thousands)
Fair value as of January 1	$32,482	$35,286
Additions:
Origination of servicing assets	1,818	1,070
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(3,387)	(1,802)
Other changes in fair value	(4)	(7)

Fair value as of March 31	$30,909	$34,547

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of approximately $2.08 million and $2.03 million and late and other ancillary fees of approximately $293,000 and $262,000 for the quarters ended March 31, 2008 and 2007, respectively.
NOTE 14 — DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At March 31, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $99.7 million with a carrying value and fair value reflecting a gain of approximately $4,000. At March 31, 2007, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $69.5 million with a carrying value and fair value reflecting a gain of approximately $54,000. At March 31, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $53.7 million with a carrying value and fair value reflecting a gain of approximately $160,000. At March 31, 2007, the notional amount of commitments to fund individual fixed-rate mortgage loans was $30.1 million with a carrying value and fair value reflecting a loss of approximately $40,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of March 31, 2008, the notional amount of customer related derivative financial instruments was $241.8 million with an average maturity of 96 months, an average interest receive rate of 4.47% and an average interest pay rate of 6.24%.
NOTE 15 — FAIR VALUE DISCLOSURES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs for the asset or liability that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
The Company adopted the provisions of SFAS 157 and FSP FAS 157-2 on January 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations.
Determination of Fair Value
The following valuation methodologies are used by the Company to measure different financial instruments at fair value. An indication of the level in the fair value hierarchy in which each instrument is generally classified is included. Where appropriate the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.
Available-for-sale securities. Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. All other available-for-sale securities are valued using matrix pricing and are classified as Level 2.
Mortgage servicing rights. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value. In determining fair value, the Company utilizes the expertise of an independent third party. An estimate of the fair value of the Company’s MSRs is determined by the independent third party utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. All of the Company’s MSRs are classified as Level 3.
Derivative instruments. The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers, forward commitments to sell individual fixed-rate mortgage loans and interest rate swaps. The derivative instruments are traded in over-the-counter markets where quoted market prices are not readily available. Fair value is measured on a recurring basis using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities. The Company’s interest rate swaps are classified as Level 2. The Company’s commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.
Loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value and are subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. All of the Company’s loans held for sale are classified as Level 2.
Impaired loans. Loans considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities	$1,941	$969,672	$—	$971,613
Mortgage servicing rights	—	—	30,909	30,909
Derivative instruments	—	9,219	565	9,784

Total	$1,941	$978,891	$31,474	$1,012,306

Liabilities:
Derivative instruments	$—	$9,219	$400	$9,619

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month period ended March 31, 2008:

	Mortgage
	Servicing	Derivative
	Rights	instruments
	(In thousands)
Balance at December 31, 2007	$32,482	$(147)
Total net gains (losses) for the year included in:
Net income	(1,573)	312
Other comprehensive income
Purchases, sales, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance at March 31, 2008	$30,909	$165

Net unrealized gains (losses) included in net income for the year relating to assets and liabilities held at March 31, 2008	$(3,391)	$312

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2008:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Impaired loans	$—	$—	$7,668	$7,668	$(3,372)
Certain non-financial assets measured at fair value on a nonrecurring basis included non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets measured at fair value for impairment assessment. As previously stated, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with approximately $13.2 billion in assets. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the first quarter of 2008, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is certainly not immune to such pressures and their impact is reflected in the increases in our measures of credit quality, non-performing loans and net charge-offs, compared to the first and fourth quarters of 2007. While these measures have increased, the Company believes that it is well positioned with respect to overall credit quality and strength of its allowance for credit losses to meet the challenges of the current economic cycle.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months ended March 31, 2008 and 2007. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	March 31,
	2008	2007	% Change
(Dollars in thousands, except per share amounts)
Net income	$35,145	$33,577	4.67%
Net income per share: Basic	$0.43	$0.42	2.38
Diluted	$0.43	$0.42	2.38
Return on average assets (annualized)	1.08%	1.11%	(2.70)
Return on average shareholders’ equity (annualized)	11.78%	12.90%	(8.68)
Net income increased 4.67% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. While the Company noticed moderate loan growth in a declining interest rate environment, interest revenue increased 1.77% in the first quarter of 2008 compared to the same period in 2007 as a result of partially funding the moderate loan growth primarily with proceeds from maturing lower yielding investment securities. Interest expense decreased 9.14% in the first quarter of 2008 compared to the first quarter of 2007 as the Company experienced a moderate increase in lower rate demand deposits which offset the decrease in higher rate time deposits and allowed the reduction in the use of short-term Federal Home Loan Bank (the “FHLB”) borrowings. These factors combined to increase the Company’s net interest revenue to $110.07 million for the first quarter of 2008, an $11.40 million, or 11.56%, increase from $98.67 million for the first quarter of 2007.
While the increase in net interest revenue during the first quarter of 2008 compared to the first quarter of 2007 positively impacted net income, the provision for credit losses increased in the first quarter of 2008 compared to the same period in 2007, negatively impacting net income. The provision for credit losses was $10.81 million for the first quarter of 2008 compared to $1.36 million for the first quarter of 2007. Consistent with the increase in the provision for credit losses, annualized net charge-offs increased to 0.29% of average loans for the first quarter of 2008 from 0.08% of average loans for the first quarter of 2007. The increase in the provision for credit losses for the first quarter of 2008 was primarily reflective of a slowing economic environment. The unusually low provision for credit losses for the first quarter of 2007 was primarily the result of net charge-offs reaching an unsustainably low level during the quarter.
The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. This continued diversification strategy resulted in an overall increase in noninterest revenue of 13.49% for the first quarter 2008, compared to the same period in 2007. One of the primary contributors to the increase in noninterest revenue was insurance commissions, which increased 24.62%. While insurance commission revenue increased, the Company’s mortgage lending revenue decreased during the first quarter of 2008 compared to the same period in 2007. The decrease in mortgage lending revenue primarily resulted from the impact of a $3.39 million decrease in the value of the Company’s mortgage servicing asset during the first quarter of 2008 compared to a $1.80 million decrease in the value of the Company’s mortgage servicing asset during the first quarter of 2007.
Noninterest expense totaled $113.47 million for the first quarter of 2008 compared to $105.61 million for the first quarter of 2007, an increase of $7.86 million, or 7.44%. The increase in noninterest expense for the first quarter of 2008 resulted primarily from increased costs related to additional locations and facilities added since March 31, 2007, as well as costs related to the integration and operation of The Signature Bank, acquired by the Company on March 1, 2007. The major components of net income are discussed in more detail in the various sections that follow.
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
Net interest revenue was $112.71 million for the three months ended March 31, 2008, compared to $101.18 million for the same period in 2007, representing an increase of $11.53 million, or 11.40%. The increase in net interest revenue is related to the slight growth in loans experienced by the Company when comparing March 31, 2008 to

March 31, 2007 as well as the Company’s continued focus on funding this growth with maturing securities and lower-cost liabilities.
Interest revenue increased $3.45 million, or 1.82%, to $193.10 million for the three months ended March 31, 2008 from $189.65 million for the three months ended March 31, 2007. The increase in interest revenue is a result of an increase in average interest earning assets of $721.57 million, or 6.43%, to $11.95 billion for the first quarter of 2008 from $11.23 billion for the first quarter of 2007, with the increase in average interest earning assets somewhat offset by a decrease of 35 basis points in the yield on those assets to 6.50% for the first quarter of 2008 from 6.85% for the first quarter of 2007.
Interest expense decreased $8.08 million, or 9.14%, to $80.39 million for the three months ended March 31, 2008 from $88.47 million for the three months ended March 31, 2007. While average interest bearing liabilities increased $712.92 million, or 7.56%, to $10.14 billion for the first quarter of 2008 from $9.43 billion for the first quarter of 2007, this increase in average interest bearing liabilities was more than offset by a decrease of 61 basis points in the average rate paid on those liabilities to 3.19% from 3.80%.
The relative performance of the Company’s lending and deposit-raising functions is frequently measured by two calculations — net interest margin and net interest rate spread. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. Net interest rate spread is the difference between the average fully taxable equivalent yield earned on interest earning assets (earning asset yield) and the average rate paid on interest bearing liabilities. Net interest margin is generally greater than the net interest rate spread because of the additional income earned on assets funded by noninterest bearing liabilities, or interest free funding, such as noninterest bearing demand deposits and shareholders’ equity.
Net interest margin for the first quarters of 2008 and 2007 was 3.79% and 3.66%, respectively, representing an increase of 13 basis points. Net interest rate spread for the first quarter of 2008 was 3.31%, an increase of 26 basis points from 3.05% for the first quarter of 2007. The increase in net interest margin and net interest rate spread was primarily a result of the smaller decrease in the average rate earned on interest earning assets, from 6.85% for the first quarter of 2007 to 6.50% for the first quarter of 2008, than the decrease in the average rate paid on interest bearing liabilities from 3.80% for the first quarter of 2007 to 3.19% for the first quarter of 2008. The earning asset yield decrease for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 was a result of a decrease in the Company’s investment portfolio. The Company has also chosen to fund its loan growth with lower rate short-term FHLB borrowings rather than higher rate time deposits.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at March 31, 2008:

	Interest Rate Sensitivity — Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$19,258	$—	$—	$—
Held-to-maturity securities	112,068	315,235	830,208	266,483
Available-for-sale and trading securities	130,599	59,845	381,117	400,052
Loans and leases, net of unearned income	4,886,687	1,648,675	2,496,573	201,388
Loans held for sale	143,301	223	1,375	16,915

Total interest earning assets	5,291,913	2,023,978	3,709,273	884,838

Interest bearing liabilities:
Interest bearing demand deposits and savings	4,210,101	—	—	—
Other time deposits	1,228,971	2,221,013	701,425	1,777
Federal funds purchased and securities sold under agreement to repurchase and other short-term FHLB borrowings	1,191,756	2,895	19,881	—
Long-term FHLB borrowings and junior subordinated debt securities	—	2,598	257,841	188,812
Other	20	—	35	108

Total interest bearing liabilities	6,630,848	2,226,506	979,182	190,697

Interest rate sensitivity gap	$(1,338,935)	$(202,528)	$2,730,091	$694,141

Cumulative interest sensitivity gap	$(1,338,935)	$(1,541,463)	$1,188,628	$1,882,769

Provision for Credit Losses and Allowance for Credit Losses
The provision for credit losses is the periodic cost of providing an allowance or reserve for losses inherent within the loan and lease portfolio. The Bank employs a systematic methodology for determining the allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Bank include loan and lease growth, changes in nonperforming and past due loans and leases, historical loan and lease loss experience, delinquencies, management’s assessment of loan and lease portfolio quality, the value of collateral and concentrations of loans and leases to specific borrowers or industries. Some of the qualitative factors that the Bank considers include existing general economic conditions and the inherent risks of individual loans and leases.
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
The Company’s provision for credit losses, allowance for credit losses and net charge-offs are shown in the following table:

	Three months ended
	March 31,
	2008	2007	% Change
	(Dollars in thousands)
Provision for credit losses	$10,811	$1,355	697.86%
Allowance for credit losses as a percentage of loans and leases outstanding at period-end	1.29%	1.20%	7.50
Net charge-offs	$6,707	$1,647	307.23
Net charge-offs as a percentage of average loans and leases (annualized)	0.29%	0.08%	262.50
The increase in the provision for credit losses for the first three months of 2008 compared to the same period of 2007 was a result of the increased credit risk from the loan growth experienced by the Company, an increase in net charge-offs, the slowing economic environment and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications. The unusually low provision for credit losses for the first quarter of 2007 was primarily the result of net charge-offs reaching an unsustainable low level during the quarter. Because our mortgage lending decisions are based on conservative lending policies, we continue to have only nominal exposure, approximately $186,000, to the credit issues affecting the subprime residential mortgage market.
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

	March 31,				December 31,
	2008		2007		2007
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$15,852	13.46%	$13,406	13.50%	$15,109	13.40%
Consumer and installment	7,520	4.62%	6,419	7.04%	9,013	4.89%
Real estate mortgage	92,681	76.59%	81,827	75.67%	88,061	76.08%
Lease financing	2,823	3.00%	2,740	3.38%	2,656	3.10%
Other	425	2.33%	295	0.41%	358	2.53%

Total	$119,301	100.00%	$104,687	100.00%	$115,197	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)

Balance, beginning of period	$115,197	$98,834	$98,834

Loans and leases charged off:
Commercial and agricultural	(4,069)	(632)	(2,533)
Consumer and installment	(1,454)	(1,453)	(6,393)
Real estate mortgage	(2,085)	(525)	(7,792)
Lease financing	(106)	—	(123)

Total loans charged off	(7,714)	(2,610)	(16,841)

Recoveries:
Commercial and agricultural	184	135	913
Consumer and installment	660	397	1,962
Real estate mortgage	159	258	1,396
Lease financing	4	173	84

Total recoveries	1,007	963	4,355

Net charge-offs	(6,707)	(1,647)	(12,486)

Provision charged to operating expense	10,811	1,355	22,696
Acquisitions	—	6,145	6,153

Balance, end of period	$119,301	$104,687	$115,197

Average loans for period	$9,213,294	$8,150,205	$8,784,940

Ratios:
Net charge-offs to average loans (annualized)	0.29%	0.08%	0.14%

Noninterest Revenue
The components of noninterest revenue for the three months ended March 31, 2008 and 2007 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2008	2007	% Change
	(Dollars in thousands)
Mortgage lending	$1,543	$1,779	(13.27)%
Credit card, debit card and merchant fees	7,976	6,874	16.03
Service charges	15,839	15,396	2.88
Trust income	2,234	2,214	0.90
Securities gains, net	78	7	1,014.29
Insurance commissions	24,668	19,794	24.62
Other	13,893	12,295	13.00

Total noninterest revenue	$66,231	$58,359	13.49%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans.

The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $280.65 million and $186.93 million produced origination revenue of $2.56 million and $1.29 million for the quarters ended March 31, 2008 and 2007, respectively. Increased origination volume for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulted in the higher revenue for the three months ended March 31, 2008 as compared to the same period in 2007.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.38 million and $2.29 million for the quarters ended March 31, 2008 and 2007, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.39 million for the quarter ended March 31, 2008 and declined $1.80 million for the quarter ended March 31, 2007.
Credit card, debit card and merchant fees increased as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts increased slightly because of higher volumes of items processed. The acquisition of The Signature Bank in the first quarter of 2007 also contributed to the increase in card fees and service charges on deposit accounts. Trust income remained relatively static for the comparable three-month periods. The increase in insurance commissions was a result of the increase in policies written since March 31, 2007, higher policy premiums and the acquisition of three insurance agencies since March 31, 2007. The Insurance Network of Jonesboro, Arkansas was acquired during the third quarter of 2007. Joe Max Green/ Insurance Concepts headquartered in Nacogdoches, Texas and an insurance broker in Springfield, Missouri were acquired during the first quarter of 2008.
Contributing to the growth in other noninterest revenue for the first quarter of 2008 compared to the first quarter of 2007 were increases in corporate analysis charges, brokerage revenue and annuity fees. Also reflected in other noninterest revenue during the first quarter of 2008 is a gain of $2.78 million related to the sale of shares of Visa common stock in connection with its initial public offering. During the first quarter of 2007, the Company sold its inventory of originated student loans resulting in a gain of $2.13 million. There were no such student loan sales during the first quarter of 2008.
Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2008 and 2007 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2008	2007	% Change
	(Dollars in thousands)
Salaries and employee benefits	$70,175	$63,628	10.29%
Occupancy, net of rental income	9,483	8,463	12.05
Equipment	6,433	6,026	6.75
Other	27,379	27,493	(0.41)

Total noninterest expense	$113,470	$105,610	7.44%

Salaries and employee benefits expense for the three months ended March 31, 2008 increased compared to the same period in 2007, primarily as a result of the hiring of employees to staff locations and facilities added since March 31, 2007, as well as the addition of the salaries and employee benefits related to the acquisition of The Signature Bank on March 1, 2007. Occupancy expense also increased on a comparable three-month period basis primarily because of additional locations and facilities opened since March 31, 2007, including the addition of The Signature Bank facilities during the first quarter of 2007. Equipment expense increased for the comparable three-month period because of increased depreciation related to equipment purchased since March 2007. The decrease in other noninterest expense primarily reflects the $1.10 million reversal of a portion of the $2.30 million litigation expense reported in the fourth quarter of 2007 related to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters. The decrease in other noninterest expense was offset by normal increases and general inflation in the cost of services and supplies purchased by the Company during the first quarter of 2008 compared to the first quarter of 2007.
Income Tax
Income tax expense was $16.88 million for the first quarter of 2008, a 2.37% increase from $16.49 million for the first quarter of 2007. The increase in income tax expense for the first quarter of 2008, compared to the first quarter of 2007, was a result of the increase in net income before tax, as net income before tax increased 3.91% when comparing the first quarter of 2008 to the first quarter of 2007. The effective tax rates for the first quarter of 2008 and 2007 remained relatively stable at 32.44% and 32.93%, respectively.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2008 were $11.91 billion, or 90.53% of total assets, compared with $10.88 billion, or 90.37% of total assets, at December 31, 2007.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at March 31, 2008 were $1.52 billion, compared with $1.63 billion at December 31, 2007, a 6.27% decrease. Available-for-sale securities were $971.61 million at March 31, 2008, compared to $1.00 billion at December 31, 2007, a 2.95% decrease.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. Loans and leases, net of unearned income, totaled $9.23 billion at March 31, 2008, which represented a 0.58% increase from $9.18 billion at December 31, 2007.
At March 31, 2008, the Bank did not have any concentrations of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At March 31, 2008, no single loan or lease of material significance was known to be potential non-performing loan or lease.
Collateral for some of the Bank’s loans and leases is subject to fair value evaluations that fluctuate with market conditions and other external factors. In addition, while the Bank has certain underwriting obligations related to such evaluations from a review standpoint, evaluations of some real property and other collateral are dependent upon third-party independent appraisers employed either by the Bank’s customers or as independent contractors of the Bank.
The Bank’s policy provides that loans and leases, other than installment loans and leases, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Non-performing loans and leases were 0.35% of loans and leases, net of unearned income, at March 31, 2008 and 0.32% of loans and leases, net of unearned income, at December 31, 2007.
Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $10.09 billion at March 31, 2008 as compared to $10.06 billion at December 31, 2007, representing a 0.22% increase. Noninterest bearing demand deposits increased by $52.72 million, or 3.16%, to $1.72 billion at March 31, 2008 from $1.67 billion at December 31, 2007, and interest bearing demand, savings and time deposits decreased $30.61 million, or 0.36%, to $8.36 billion at March 31, 2008 from $8.39 billion at December 31, 2007.
Liquidity and Capital Resources
One of the Company’s goals is to provide adequate funds to meet increases in loan demand or any potential increase in the normal level of deposit withdrawals. The Company accomplishes this goal primarily by generating cash from the Bank’s operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds. Management believes that the Bank’s traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations over both the short-term and the long-term.
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (the “FHLB”) which provides access to short-term and long-term borrowings. Subsequent to March 31, 2007, the Company chose to fund its loan growth with short-term FHLB advances rather than with higher rate time deposits, resulting in short-term advances from the FHLB of $430 million at March 31, 2008 compared to no short-term advances from the FHLB at March 31, 2007. The Company had long-term advances totaling $288.94 million at March 31, 2008, an increase of 116.94% from $133.19 million at March 31, 2007.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.67% and 11.86%, respectively, at March 31, 2008. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at March 31, 2008. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.38% at March 31, 2008, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at March 31, 2008 as its Tier I capital, total capital and leverage capital ratios were 10.39%, 11.58% and 8.16%, respectively.
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of March 31, 2008, 460,700 shares had been repurchased under this program. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. From January 1, 2001 through March 31, 2008, the Company repurchased approximately 12.0 million shares of its common stock under various repurchase plans authorized by the Company’s Board of Directors. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” included herein for information about the Company’s repurchases during the three months ended March 31, 2008.
In 2002, the Company issued $128.87 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company. The $125.00 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve Board guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve Board that trust preferred securities will no longer qualify as Tier I capital.
The Company assumed $6.19 million in Junior Subordinated Debt Securities and the related $6.00 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation. The Company also assumed $6.70 million in Junior Subordinated Debt Securities and the related $6.50 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.56 million in Junior Subordinated Debt Securities and the related $18.00 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp. The Company’s aggregate of $30.50 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines. For more information, see Note 7 to the Company’s Consolidated Financial Statements included elsewhere in this report.
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
The Company reported litigation expense of approximately $2.30 million in 2007 attributed to legal and other accruals established relative to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and were based on information available from Visa, Inc. and other member banks. During the first quarter of 2008, approximately $1.10 million of the reserve that was related to certain covered litigation was reversed and recorded as a reduction of litigation expense as a result of Visa, Inc.’s initial public offering and its deposit of a portion of the net proceeds into an escrow account from which settlement of, or judgments relating to, the covered litigation would be paid.

CRITICAL ACCOUNTING POLICIES
During the three months ended March 31, 2008, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2008, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company made the following purchases of its common stock during the quarter ended March 31, 2008:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs
January 1 — January 31	—	$—	—	2,554,300
February 1 — February 29	—	—	—	2,554,300
March 1 — March 31	15,000	21.74	15,000	2,539,300

Total	15,000

(1)	On March 21, 2007, the Company announced a stock repurchase program pursuant to which the Company may purchase up to three million shares of its common stock during the period between May 1, 2007 and April 30, 2009. During the three months ended March 31, 2008, the Company terminated no repurchase plans or programs and no such plans or programs expired.
ITEM 6. EXHIBITS.

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10.1)		Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (10)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: May 8, 2008	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10.1)		Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (10)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.