Form 10-Q
period 2008-06-30
BANCORPSOUTH INC
filed 2008-08-08
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2008, the registrant had outstanding 82,393,037 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, prepayment of Junior Subordinated Debt Securities, credit losses, credit quality, core deposits, off-balance sheet commitments and arrangements, amortization expense, valuation of mortgage servicing rights, allowance for credit losses, continued weakness in the economic environment, deteriorating credit quality of borrowers, consideration for future acquisitions, estimation of pension and other postretirement benefit amounts, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream and the application and impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$307,038	$322,926
Interest bearing deposits with other banks	15,531	12,710
Held-to-maturity securities, at amortized cost	1,447,806	1,625,916
Available-for-sale securities, at fair value	1,023,065	1,001,194
Loans and leases	9,529,978	9,227,495
Less: Unearned income	48,598	47,811
Allowance for credit losses	123,478	115,197

Net loans	9,357,902	9,064,487
Loans held for sale	171,765	128,532
Premises and equipment, net	334,869	317,379
Accrued interest receivable	83,739	96,027
Goodwill	270,807	254,889
Other assets	386,629	365,781

TOTAL ASSETS	$13,399,151	$13,189,841

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,737,356	$1,670,198
Interest bearing	3,364,873	3,276,275
Savings	740,207	698,449
Other time	3,964,117	4,419,177

Total deposits	9,806,553	10,064,099
Federal funds purchased and securities sold under agreement to repurchase	1,093,805	809,898
Short-term Federal Home Loan Bank and other short-term borrowings	643,427	706,586
Accrued interest payable	29,134	37,746
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	288,900	88,977
Other liabilities	143,244	125,597

TOTAL LIABILITIES	12,165,375	11,993,215

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares, Issued - 82,377,811 and 82,299,297 shares, respectively	205,945	205,748
Capital surplus	201,612	198,620
Accumulated other comprehensive income (loss)	(9,232)	(7,214)
Retained earnings	835,451	799,472

TOTAL SHAREHOLDERS’ EQUITY	1,233,776	1,196,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,399,151	$13,189,841

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$147,289	$169,717	$306,473	$322,958
Deposits with other banks	193	268	401	554
Federal funds sold and securities purchased under agreement to resell	—	633	67	3,144
Held-to-maturity securities:
Taxable	15,044	16,962	30,991	33,667
Tax-exempt	2,025	2,044	4,100	4,059
Available-for-sale securities:
Taxable	8,531	10,839	18,095	20,431
Tax-exempt	1,260	1,010	2,464	2,125
Loans held for sale	1,420	1,082	3,630	2,757

Total interest revenue	175,762	202,555	366,221	389,695

INTEREST EXPENSE:
Deposits:
Interest bearing demand	12,938	21,992	30,195	41,879
Savings	1,291	2,481	2,834	4,864
Other time	39,778	55,459	86,638	107,444
Federal funds purchased and securities sold under agreement to repurchase	3,321	9,283	8,516	17,107
FHLB borrowings	5,359	3,332	11,644	6,633
Other	3,232	3,350	6,481	6,442

Total interest expense	65,919	95,897	146,308	184,369

Net interest revenue	109,843	106,658	219,913	205,326
Provision for credit losses	11,237	7,843	22,048	9,198

Net interest revenue, after provision for credit losses	98,606	98,815	197,865	196,128

NONINTEREST REVENUE:
Mortgage lending	9,507	5,484	11,050	7,263
Credit card, debit card and merchant fees	8,846	7,391	16,822	14,265
Service charges	17,093	17,677	32,932	33,073
Trust income	2,261	2,457	4,495	4,671
Security gains, net	199	10	277	17
Insurance commissions	21,462	17,665	46,130	37,459
Other	13,898	9,548	27,791	21,843

Total noninterest revenue	73,266	60,232	139,497	118,591

NONINTEREST EXPENSE:
Salaries and employee benefits	68,121	63,851	138,296	127,479
Occupancy, net of rental income	9,716	8,709	19,199	17,172
Equipment	6,245	6,053	12,678	12,079
Other	27,982	27,315	55,361	54,808

Total noninterest expense	112,064	105,928	225,534	211,538

Income before income taxes	59,808	53,119	111,828	103,181
Income tax expense	19,683	17,238	36,558	33,723

Net income	$40,125	$35,881	$75,270	$69,458

Earnings per share: Basic	$0.49	$0.44	$0.91	$0.86

Diluted	$0.49	$0.43	$0.91	$0.86

Dividends declared per common share	$0.22	$0.21	$0.43	$0.41

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$75,270	$69,458
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,048	9,198
Depreciation and amortization	14,360	13,745
Deferred taxes	(1,016)	1,173
Amortization of intangibles	3,003	2,406
Amortization of debt securities premium and discount, net	1,382	3,670
Share-based compensation expense	1,381	925
Security gains, net	(277)	(17)
Net deferred loan origination expense	(4,731)	(4,093)
Excess tax benefit from exercise of stock options	(165)	(670)
Decrease (increase) in interest receivable	12,288	(2,393)
(Decrease) increase in interest payable	(8,612)	5,599
Realized gain on student loans sold	(17)	(2,158)
Proceeds from student loans sold	1,483	80,593
Origination of student loans held for sale	(43,101)	(46,240)
Realized gain on mortgages sold	(5,696)	(5,162)
Proceeds from mortgages sold	548,696	426,128
Origination of mortgages held for sale	(546,194)	(440,061)
Increase in bank-owned life insurance	(3,432)	(3,406)
Decrease (increase) in prepaid pension asset	668	(38,423)
Other, net	(3,695)	10,742

Net cash provided by operating activities	63,643	81,014

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	186,681	79,043
Proceeds from calls and maturties of available-for-sale securities	249,015	302,399
Purchases of held-to-maturity securities	(8,860)	(141,788)
Purchases of available-for-sale securities	(274,541)	(388,836)
Net decrease in short-term investments	—	125,871
Net increase in loans and leases	(314,881)	(323,166)
Purchases of premises and equipment	(31,797)	(15,030)
Proceeds from sale of premises and equipment	490	667
Acquisition of businesses, net of cash acquired	(10,152)	(59,862)
Other, net	(440)	(717)

Net cash used in investing activities	(204,485)	(421,419)

Financing activities:
Net (decrease) increase in deposits	(257,546)	123,927
Net increase in short-term debt and other liabilities	219,602	129,386
Advances of long-term debt	200,000	—
Repayment of long-term debt	(77)	(9,561)
Issuance of common stock	1,386	3,414
Purchase of common stock	(326)	(10,846)
Excess tax benefit from exercise of stock options	165	670
Payment of cash dividends	(35,429)	(32,994)

Net cash provided by financing activities	127,775	203,996

Decrease in cash and cash equivalents	(13,067)	(136,409)
Cash and cash equivalents at beginning of period	335,636	451,451

Cash and cash equivalents at end of period	$322,569	$315,042

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain 2007 amounts have been reclassified to conform with the 2008 presentation. Also, beginning March 1, 2007, the financial statements include the accounts of The Signature Bank. See Note 11, Business Combinations, for further information regarding The Signature Bank.
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
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2008	2007	2007
	(In thousands)
Commercial and agricultural	$1,302,595	$1,250,113	$1,236,776
Consumer and installment	419,789	391,075	450,882
Real estate mortgage:
One-to-four family	2,573,784	2,540,356	2,529,986
Other	4,757,771	4,275,168	4,490,445
Lease financing	276,860	292,752	285,865
Other	199,179	262,898	233,541

Total	$9,529,978	$9,012,362	$9,227,495

The following table presents information concerning non-performing loans as of the dates indicated:

	June 30,		December 31,
	2008	2007	2007
	(In thousands)
Non-accrual loans	$17,710	$9,135	$9,789
Loans 90 days or more past due	25,719	13,706	18,671
Restructured loans	2,620	1,066	721

Total non-performing loans	$46,049	$23,907	$29,181

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2008	2007	2007
	(In thousands)
Balance at beginning of period	$115,197	$98,834	$98,834
Provision charged to expense	22,048	9,198	22,696
Recoveries	2,169	1,840	4,355
Loans and leases charged off	(15,936)	(6,682)	(16,841)
Acquisitions	—	6,138	6,153

Balance at end of period	$123,478	$109,328	$115,197

NOTE 4 — SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at June 30, 2008:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	52,203	47	—	—	52,203	47
Obligations of states and political subdivisions	51,857	1,258	25,201	395	77,058	1,653

Total	$104,060	$1,305	$25,201	$395	$129,261	$1,700

Available-for-sale securities:
U.S. government agencies	$287,402	$970	$113,060	$2,065	$400,462	$3,035
Obligations of states and political subdivisions	11,411	483	422	14	11,833	497
Other	7,740	3,260	—	—	7,740	3,260

Total	$306,553	$4,713	$113,482	$2,079	$420,035	$6,792

Based upon review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
The Company’s unrealized losses on other securities relate to its investment in pooled trust preferred securities. The decline in value of these securities is attributable to the current illiquidity in these markets and not credit quality of the individual securities. Due to the illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. Because the Company has analyzed the cash flow characteristics of the securities and has the intent and ability to hold them until a recovery of fair value, which may be at maturity, it did not consider the investment in these securities to be other-than-temporarily impaired at June 30, 2008.

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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$40,125	82,369	$0.49	$35,881	82,170	$0.44

Effect of dilutive share- based awards	—	197		—	365

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$40,125	82,566	$0.49	$35,881	82,535	$0.43

	Six months ended June 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$75,270	82,350	$0.91	$69,458	80,813	$0.86

Effect of dilutive stock options	—	200		—	401

Diluted EPS
Income available to common shareholders plus assumed exercise	$75,270	82,550	$0.91	$69,458	81,214	$0.86

NOTE 6 — COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2008			2007
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized gains (losses) arising during holding period	$(16,684)	$6,452	$(10,232)	$(6,078)	$2,326	$(3,752)
Less: Reclassification adjustment for net (gains) losses realized in net income	(199)	76	(123)	(10)	4	(6)
Recognized employee benefit plan net periodic benefit cost	146	(55)	91	985	(377)	608

Other comprehensive income (loss)	$(16,737)	$6,473	$(10,264)	$(5,103)	$1,953	$(3,150)

Net income			40,125			35,881

Comprehensive income			$29,861			$32,731

	Six months ended June 30,
	2008			2007
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized (losses) gains arising during holding period	$(3,508)	$1,481	$(2,027)	$(3,452)	$1,322	$(2,130)
Less: Reclassification adjustment for net (gains) losses realized in net income	(277)	106	(171)	(10)	4	(6)
Recognized employee benefit plan net periodic benefit cost	291	(111)	180	985	(377)	608

Other comprehensive (loss) income	$(3,494)	$1,476	$(2,018)	$(2,477)	$949	$(1,528)

Net income			75,270			69,458

Comprehensive income			$73,252			$67,930

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
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2008 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2007	$214,780	$40,109	$254,889
Goodwill acquired during the period	673	10,329	11,002
Purchase accounting adjustments	4,916	—	4,916

Balance as of June 30, 2008	$220,369	$50,438	$270,807

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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$15,545	$27,801	$14,448
Customer relationship intangibles	32,186	14,322	24,639	12,536
Non-solicitation intangibles	600	320	665	265

Total	$60,587	$30,187	$53,105	$27,249

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$531	$811	$1,097	$1,325
Customer relationship intangibles	883	527	1,786	1,078
Non-solicitation intangibles	60	2	120	4

Total	$1,474	$1,340	$3,003	$2,407

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2008 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2008	$1,977	$3,477	$240	$5,694
For year ended December 31, 2009	1,709	2,948	160	4,817
For year ended December 31, 2010	1,308	2,508	—	3,816
For year ended December 31, 2011	1,016	2,139	—	3,155
For year ended December 31, 2012	946	1,828	—	2,774
NOTE 9 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Service cost	$1,667	$2,179	$3,334	$3,917
Interest cost	1,654	1,624	3,308	3,066
Expected return on assets	(2,646)	(2,829)	(5,292)	(4,560)
Amortization of unrecognized transition amount	5	3	10	8
Recognized prior service cost	67	68	134	128
Recognized net loss	73	499	146	849

Net periodic benefit costs	$820	$1,544	$1,640	$3,408

NOTE 10 — RECENT PRONOUNCEMENTS
In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 and FSP FAS 157-2 has had no material impact on the financial position or results of operations of the Company. The Company has not applied the provisions of SFAS 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.
In September, 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF Issue No. 06-04 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The initial adoption of EITF Issue No. 06-4 resulted in a cumulative-effect adjustment to retained earnings of approximately $1.1 million at January 1, 2008. During the second quarter of 2008, management identified certain endorsement split-dollar life insurance arrangements that were not included in the original adoption of EITF Issue No. 06-4. The correction of this immaterial error resulted in an additional cumulative-effect adjustment to retained earnings of approximately $2.5 million for a total cumulative-effect adjustment to retained earnings at January 1, 2008 of approximately $3.6 million. Retained earnings was originally reported at March 31, 2008 as $816.0 million. Subsequent to the adjustment of $2.5 million, retained earnings was $813.5 million. Other liabilities was originally reported at March 31, 2008 as $147.0 million. Subsequent to the adjustment of $2.5 million, other liabilities was $149.5 million.
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
In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 has had no material impact on the financial position or results of operations of the Company.
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
In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51,” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company believes that the adoption of SFAS No. 160 will have no impact on the financial position or results of operations of the Company.
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the financial position or results of operations of the Company.
NOTE 11 — BUSINESS COMBINATIONS
On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Effective July 1, 2007, The Signature Bank merged with and into the Bank. Consideration paid to complete this transaction consisted of 3,327,564 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $83.8 million. The consideration paid to complete the transaction has been adjusted to reflect the additional amount paid as a result of the settlement of a contingency during the first quarter of 2008. In addition, all outstanding City Bancorp stock options were converted into stock options to purchase 272,834 shares of the Company’s common stock. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
NOTE 12 — SEGMENT REPORTING
The Company’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. During the first quarter of 2008, the Company determined that an additional operating segment, insurance agencies, should be created based upon the services offered, the significance of those services to the Company’s financial statements and the regular review of the operating results of the insurance agencies by the chief operating decision makers of the Company. The insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to community banking. The increase in profitability of the general corporate and other operating segment is primarily related to mortgage lending.
Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2008 and 2007 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2008:
Results of Operations
Net interest revenue	$101,032	$338	$8,473	$109,843
Provision for credit losses	11,241	—	(4)	11,237

Net interest revenue after provision for credit losses	89,791	338	8,477	98,606
Noninterest revenue	30,259	21,486	21,521	73,266
Noninterest expense	70,865	17,577	23,622	112,064

Income before income taxes	49,185	4,247	6,376	59,808
Income taxes	16,187	1,661	1,835	19,683

Net income	$32,998	$2,586	$4,541	$40,125

Selected Financial Information
Total assets (at end of period)	$11,078,459	$152,581	$2,168,111	$13,399,151
Depreciation and amortization	6,876	1,191	670	8,737

Three months ended June 30, 2007:
Results of Operations
Net interest revenue	$97,330	$627	$8,701	$106,658
Provision for credit losses	7,850	—	(7)	7,843

Net interest revenue after provision for credit losses	89,480	627	8,708	98,815
Noninterest revenue	31,345	17,497	11,390	60,232
Noninterest expense	71,877	13,661	20,390	105,928

Income before income taxes	48,948	4,463	(292)	53,119
Income taxes	15,884	2,614	(1,260)	17,238

Net income	$33,064	$1,849	$968	$35,881

Selected Financial Information
Total assets (at end of period)	$11,053,648	$127,930	$2,027,515	$13,209,093
Depreciation and amortization	6,920	761	614	8,295

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Six months ended June 30, 2008:
Results of Operations
Net interest revenue	$201,404	$766	$17,743	$219,913
Provision for credit losses	22,058	—	(10)	22,048

Net interest revenue after provision for credit losses	179,346	766	17,753	197,865
Noninterest revenue	58,919	46,038	34,540	139,497
Noninterest expense	139,741	35,868	49,925	225,534

Income before income taxes	98,524	10,936	2,368	111,828
Income taxes	32,209	4,293	56	36,558

Net income	$66,315	$6,643	$2,312	$75,270

Selected Financial Information
Total assets (at end of period)	$11,078,459	$152,581	$2,168,111	$13,399,151
Depreciation and amortization	11,243	2,389	3,731	17,363

Six months ended June 30, 2007:
Results of Operations
Net interest revenue	$185,833	$1,139	$18,354	$205,326
Provision for credit losses	9,193	—	5	9,198

Net interest revenue after provision for credit losses	176,640	1,139	18,349	196,128
Noninterest revenue	60,002	37,185	21,404	118,591
Noninterest expense	138,873	27,216	45,449	211,538

Income before income taxes	97,769	11,108	(5,696)	103,181
Income taxes	31,954	4,377	(2,608)	33,723

Net income	$65,815	$6,731	$(3,088)	$69,458

Selected Financial Information
Total assets (at end of period)	$11,053,648	$127,930	$2,027,515	$13,209,093
Depreciation and amortization	13,352	1,543	1,269	16,164
NOTE 13 — MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. This estimate and the assumptions used are reviewed by management. At June 30, 2008, the valuation of MSRs included an assumed average prepayment speed of 199 PSA and an average discount rate of 9.87%. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2008	2007
	(In thousands)
Fair value as of January 1	$32,482	$35,286
Additions:
Origination of servicing assets	4,212	2,635
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	1,527	(570)
Other changes in fair value	(10)	(13)

Fair value as of June 30	$38,211	$37,338

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of approximately $2.10 million and $2.02 million and late and other ancillary fees of approximately $294,000 and $230,000 for the quarters ended June 30, 2008 and 2007, respectively. The Company recorded contractual servicing fees of $4.18 million and $4.05 million and late and other ancillary fees of approximately $587,000 and approximately $492,000 for the six months ended June 30, 2008 and 2007, respectively.
NOTE 14 — DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At June 30, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $86.5 million with a carrying value and fair value reflecting a loss of approximately $76,000. At June 30, 2007, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $85.1 million with a carrying value and fair value reflecting a gain of approximately $461,000. At June 30, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $31.7 million with a carrying value and fair value reflecting a gain of approximately $339,000. At June 30, 2007, the notional amount of commitments to fund individual fixed-rate mortgage loans was $35.0 million with a carrying value and fair value reflecting a loss of approximately $33,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of June 30, 2008, the notional amount of customer related derivative financial instruments was $379.2 million with an average maturity of 92 months, an average interest receive rate of 4.40% and an average interest pay rate of 6.63%.
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
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
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
Determination of Fair Value
The valuation methodologies listed below are used by the Company to measure different financial instruments at fair value. An indication of the level in the fair value hierarchy in which each instrument is generally classified is included. Where appropriate the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities	$1,014	$1,022,051	$—	$1,023,065
Mortgage servicing rights	—	—	38,211	38,211
Derivative instruments	—	5,502	521	6,023

Total	$1,014	$1,027,553	$38,732	$1,067,299

Liabilities:
Derivative instruments	$—	$5,502	$257	$5,759

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month period ended June 30, 2008:

	Mortgage
	Servicing	Derivative
	Rights	instruments
	(In thousands)
Balance at December 31, 2007	$32,482	$(147)
Total net gains for the year included in:
Net income	5,729	411
Other comprehensive income	—	—
Purchases, sales, issuances and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Balance at June 30, 2008	$38,211	$264

Net unrealized gains included in net income for the year relating to assets and liabilities held at June 30, 2008	$1,527	$411

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2008:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Impaired loans	$—	$—	$7,952	$7,952	$(2,225)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.4 billion in assets. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2008 and 2007 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the first six months of 2008, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is certainly not immune to such pressures and their impact is reflected in the increases in our measures of credit quality, non-performing loans and net charge-offs, compared to the second quarter of 2007 and the first quarter of 2008. While these measures have increased, the Company believes that it is well positioned with respect to overall credit quality and strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could negatively affect the strength of the Company’s credit quality and intends to move decisively in accordance with the Company’s business strategies to address any emerging credit issues.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2008 and 2007. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	June 30,
	2008	2007	% Change
(Dollars in thousands, except per share amounts)
Net income	$40,125	$35,881	11.83%
Net income per share: Basic	$0.49	$0.44	11.36
Diluted	$0.49	$0.43	13.95
Return on average assets (annualized)	1.23%	1.11%	10.81
Return on average shareholders’ equity (annualized)	13.16%	12.82%	2.65

	Six months ended
	June 30,
	2008	2007	% Change
(Dollars in thousands, except per share amounts)
Net income	$75,270	$69,458	8.37%
Net income per share: Basic	$0.91	$0.86	5.81
Diluted	$0.91	$0.86	5.81
Return on average assets (annualized)	1.15%	1.11%	3.60
Return on average shareholders’ equity (annualized)	12.48%	12.86%	(2.95)
The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company noticed moderate loan growth in a declining interest rate environment resulting in a decrease in interest revenue of 13.23% in the second quarter of 2008 compared to the same period in 2007 and 6.02% in the first six months of 2008 compared to the same period in 2007. The Company noticed a larger decrease in interest expense than in interest revenue as interest expense decreased 31.26% in the second quarter of 2008 compared to the second quarter of 2007 and 20.64% in the first six months of 2008 compared to the same period in 2007. The larger decrease in interest expense than in interest revenue is a result of the Company’s asset/liability strategies which include funding loan growth with the proceeds from maturing lower yielding investment securities, short-term borrowings from the Federal Home Loan Bank (the “FHLB”) and short-term borrowings from the Federal Reserve and by growing lower rate demand deposits which offset the reduction in higher rate time deposits. These factors combined to increase the Company’s net interest revenue to $109.84 million for the second quarter of 2008, a $3.19 million, or 2.99%, increase from $106.66 million for the second quarter of 2007 and to $219.91 million for the first six months of 2008, a $14.59 million, or 7.10%, increase from $205.33 million for the first six months of 2007.
While the increase in net interest revenue during the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 positively impacted net income, the provision for credit losses increased in the second quarter and first six months of 2008 compared to the same periods in 2007, negatively impacting net income. The provision for credit losses was $11.24 million for the second quarter of 2008 compared to $7.84 million for the second quarter of 2007 and was $22.05 million for the first six months of 2008 compared to $9.20 million for the same period in 2007. Consistent with the increase in the provision for credit losses, annualized net charge-offs increased to 0.30% of average loans for the second quarter of 2008 from 0.14% of average loans for the second quarter of 2007. The increase in the provision for credit losses for the second quarter and first six months of 2008 was primarily reflective of a slowing economic environment. The unusually low provision for credit losses experienced by the Company for the first six months of 2007 was primarily the result of net charge-offs reaching an unsustainably low level during the first quarter of 2007.
The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. This continued diversification strategy resulted in an overall increase in noninterest revenue of 21.64% for the second quarter of 2008, compared to the same period in 2007 and 17.63% for the first six months of 2008, compared to the same period in 2007. One of the primary contributors to the increase in noninterest revenue was insurance commissions, which increased 21.49% for the second quarter of 2008 compared to the same period in 2007 and 23.15% for the first six months of 2008 compared to the first six months of 2007. The Company’s mortgage lending revenue increased 73.36% during the second quarter of 2008 as compared to the second quarter of 2007 and 52.14% during the first six months of 2008 compared to the first six months of 2007. The increase in mortgage lending revenue for the second quarter and first six months of 2008 was primarily a result of a $4.91 million increase in the value of the Company’s mortgage servicing asset during the second quarter of 2008 compared to a $1.23 million increase in the value of the Company’s mortgage servicing asset during the second quarter of 2007.

Noninterest expense totaled $112.06 million for the second quarter of 2008 compared to $105.93 million for the second quarter of 2007, an increase of $6.14 million, or 5.79%. Noninterest expense totaled $225.53 million and $211.54 million for the six months ended June 30, 2008 and 2007, respectively, for an increase of $14.00 million, or 6.62%. The increase in noninterest expense for the second quarter and first six months of 2008 resulted primarily from increased costs related to additional banking locations and facilities added since June 30, 2007, costs attributable to the operations of the insurance agencies acquired since June 30, 2007, as well as costs related to the integration and operation of The Signature Bank, acquired by the Company on March 1, 2007. The major components of net income are discussed in more detail in the various sections that follow.
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
Net interest revenue was $112.63 million for the three months ended June 30, 2008, compared to $109.14 million for the same period in 2007, representing an increase of $3.49 million, or 3.20%. For the first six months of 2008 and 2007, net interest revenue was $225.12 million and $210.32 million, respectively, representing and increase of $14.80 million, or 7.04%. The increase in net interest revenue for the second quarter and first six months of 2008 is related to the slight growth in loans experienced by the Company when comparing the three-month and six-month periods ended June 30, 2008 to the same periods in 2007 as well as the Company’s continued focus on funding this growth with maturing securities and lower-cost liabilities.
Interest revenue decreased $26.49 million, or 12.92%, to $178.55 million for the three months ended June 30, 2008 from $205.04 million for the three months ended June 30, 2007. While average interest earning assets increased $107.11 million, or 0.90%, to $11.96 billion for the second quarter of 2008 from $11.85 billion for the second quarter of 2007, this increase was more than offset by a decrease of 93 basis points in the yield on those assets to 6.01% for the second quarter of 2008 from 6.94% for the second quarter of 2007 resulting in an overall decrease in interest revenue. For the first six months of 2008 and 2007, interest revenue was $371.43 million and $394.69 million, respectively, representing a decrease of $23.26 million. Again, this decrease in interest revenue was a result of the 3.58% increase in average interest earning assets to $11.95 billion for the first six months of 2008 from $11.54 billion for the first six months of 2007 being more than offset by a decrease of 65 basis points in the yield on those assets to 6.25% for the first six months of 2008 compared to 6.90% for the first six months of 2007.
Interest expense decreased $29.98 million, or 31.26%, to $65.92 million for the three months ended June 30, 2008 from $95.90 million for the three months ended June 30, 2007. While average interest bearing liabilities increased $84.18 million, or 0.85%, to $10.04 billion for the second quarter of 2008 from $9.96 billion for the second quarter of 2007, this increase in average interest bearing liabilities was more than offset by a decrease of 122 basis points in the average rate paid on those liabilities to 2.64% from 3.86%. Interest expense decreased $38.06 million, or 20.64%, to $146.31 million for the first six months of 2008 from $184.37 million for the first six months of 2007. The decrease in interest expense for the first six months of 2008 when compared to the first six months of 2007 was a result of the decrease of 92 basis points in the average rate paid on interest bearing liabilities to 2.92% from 3.84% with this decrease slightly offset by the $397.09 million, or 4.10%, increase in average interest bearing liabilities to $10.09 billion for the first six months of 2008 from $9.69 billion for the first six months of 2007.
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
Net interest margin for the second quarter of 2008 and 2007 was 3.79% and 3.69%, respectively, representing an increase of 10 basis points. Net interest margin for the six months ended June 30, 2008 and 2007 was 3.79% and 3.68%, respectively, representing an increase of 11 basis points. Net interest rate spread for the second quarter of 2008 was 3.37%, an increase of 29 basis points from 3.08% for the second quarter of 2007. Net interest rate spread for the first six months of 2008 and 2007 was 3.33% and 3.06%, respectively, representing an increase of 27 basis points. The increase in net interest margin and net interest rate spread for the second quarter of 2008 when compared to the second quarter of 2007 was primarily a result of the smaller decrease in the average rate earned on interest earning assets, from 6.94% for the second quarter of 2007 to 6.01% for the second quarter of 2008, than the decrease in the average rate paid on interest bearing liabilities from 3.86% for the second quarter of 2007 to 2.64% for the second quarter of 2008. The increase in net interest margin and net interest rate spread for the first six months of 2008 when compared to the first six months of 2007 was primarily a result of the smaller decrease in the average rate earned on interest earning assets, from 6.90% for the first six months of 2007 to 6.25% for the first six months of 2008, than the decrease in the average rate paid on interest bearing liabilities from 3.84% for the first six months of 2007 to 2.92% for the first six months of 2008. The earning asset yield decrease for the three months and six months ended June 30, 2008 when compared to the three months and six months ended June 30, 2007 was a result of a decrease in the Company’s investment portfolio. In addition, the Company chose to fund its loan growth with lower rate short-term FHLB borrowings and demand deposits rather than higher rate time deposits.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The Company’s current asset/liability strategy of partially funding loan growth with short-term borrowings from the FHLB has contributed to the increased liability sensitivity in the 0 to 90 days category. The following table presents the Company’s interest rate sensitivity at June 30, 2008:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$15,531	$—	$—	$—
Held-to-maturity securities	105,534	336,578	778,040	227,654
Available-for-sale and trading securities	272,948	80,004	334,209	335,904
Loans and leases, net of unearned income	5,002,211	1,632,145	2,648,931	198,093
Loans held for sale	141,305	319	1,969	28,172

Total interest earning assets	5,537,529	2,049,046	3,763,149	789,823

Interest bearing liabilities:
Interest bearing demand deposits and savings	4,105,080	—	—	—
Other time deposits	1,537,023	1,778,597	646,498	1,999
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	1,721,782	2,580	12,870	—
Long-term FHLB borrowings and junior subordinated debt securities	—	2,569	257,831	188,812
Other	86	—	30	106

Total interest bearing liabilities	7,363,971	1,783,746	917,229	190,917

Interest rate sensitivity gap	$(1,826,442)	$265,300	$2,845,920	$598,906

Cumulative interest sensitivity gap	$(1,826,442)	$(1,561,142)	$1,284,778	$1,883,684

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
The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provide an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan-to-collateral values and borrower creditworthiness). Further, the Bank requires that a relatively narrow group of loans that have adverse internal ratings or that are significantly past due be subject to testing for impairment as required by SFAS No. 114. Management periodically reviews the loss factors assigned in light of the general economic environment and overall condition of the loan and lease portfolio and modifies the loss factors assigned to each classification as it deems appropriate. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
The Company’s provision for credit losses, allowance for credit losses and net charge-offs are shown in the following table:

	Three months ended
	June 30,
	2008	2007	% Change
	(Dollars in thousands)
Provision for credit losses	$11,237	$7,843	43.27%
Net charge-offs	$7,060	$3,195	120.97
Net charge-offs as a percentage of average loans and leases (annualized)	0.30%	0.14%	114.29

	Six months ended
	June 30,
	2008	2007	% Change
	(Dollars in thousands)
Provision for credit losses	$22,048	$9,198	139.70%
Net charge-offs	$13,767	$4,842	184.32
Net charge-offs as a percentage of average loans and leases (annualized)	0.30%	0.11%	172.73
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.30%	1.22%	6.56
The increase in the provision for credit losses for the first three months and six months of 2008 compared to the same periods of 2007 was a result of the increased credit risk from the loan growth experienced by the Company, an increase in net charge-offs, the slowing economic environment and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications. The unusually low provision for credit losses experienced during the first six months of 2007 was primarily the result of net charge-offs reaching an unsustainable low level during the first quarter of 2007. Because our mortgage lending decisions are based on conservative lending policies, we continue to have only nominal exposure to the credit issues affecting the subprime residential mortgage market.
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

	June 30,				December 31,
	2008		2007		2007
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$17,609	13.67%	$14,139	13.87%	$15,109	13.40%
Consumer and installment	5,035	4.40%	7,458	4.34%	9,013	4.89%
Real estate mortgage	95,824	76.93%	82,888	75.62%	88,061	76.08%
Lease financing	2,548	2.91%	2,697	3.25%	2,656	3.10%
Other	2,462	2.09%	2,146	2.92%	358	2.53%

Total	$123,478	100.00%	$109,328	100.00%	$115,197	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Balance, beginning of period	$115,197	$98,834	$98,834

Loans and leases charged off:
Commercial and agricultural	(5,748)	(1,564)	(2,533)
Consumer and installment	(3,428)	(3,013)	(6,393)
Real estate mortgage	(6,654)	(2,105)	(7,792)
Lease financing	(106)	—	(123)

Total loans charged off	(15,936)	(6,682)	(16,841)

Recoveries:
Commercial and agricultural	714	405	913
Consumer and installment	1,042	1,041	1,962
Real estate mortgage	406	367	1,396
Lease financing	7	27	84

Total recoveries	2,169	1,840	4,355

Net charge-offs	(13,767)	(4,842)	(12,486)

Provision charged to operating expense	22,048	9,198	22,696
Acquisitions	—	6,138	6,153

Balance, end of period	$123,478	$109,328	$115,197

Average loans for period	$9,291,485	$8,514,807	$8,784,940

Ratios:
Net charge-offs to average loans (annualized)	0.30%	0.11%	0.14%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended June 30, 2008 and 2007 and the corresponding percentage changes are shown in the following table:

	Three months ended
	June 30,
	2008	2007	% Change
	(Dollars in thousands)
Mortgage lending	$9,507	$5,484	73.36%
Credit card, debit card and merchant fees	8,846	7,391	19.69
Service charges	17,093	17,677	(3.30)
Trust income	2,261	2,457	(7.98)
Securities gains, net	199	10	1,890.00
Insurance commissions	21,462	17,665	21.49
Other	13,898	9,548	45.56

Total noninterest revenue	$73,266	$60,232	21.64%

	Six months ended
	June 30,
	2008	2007	% Change
	(Dollars in thousands)
Mortgage lending	$11,050	$7,263	52.14%
Credit card, debit card and merchant fees	16,822	14,265	17.92
Service charges	32,932	33,073	(0.43)
Trust income	4,495	4,671	(3.77)
Securities gains, net	277	17	1,529.41
Insurance commissions	46,130	37,459	23.15
Other	27,791	21,843	27.23

Total noninterest revenue	$139,497	$118,591	17.63%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $265.54 million and $257.13 million produced origination revenue of $2.20 million and $2.00 million for the quarters ended June 30, 2008 and 2007, respectively. Origination volume of $546.19 million and $440.06 million produced origination revenue of $4.76 million and $3.29 million for the six months ended June 30, 2008 and 2007, respectively. Increased origination volume resulted in the higher revenue for the three months and six months ended June 30, 2008 as compared to the same periods in 2007.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.39 million and $2.25 million for the quarters ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, revenue from the servicing of loans was $4.77 million and $4.54 million, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs increased $4.91 million for the quarter ended June 30, 2008 and increased $1.23 million for the quarter ended June 30, 2007. The fair value of MSRs increased $1.52 million for the six months ended June 30, 2008 and decreased approximately $570,000 for the six months ended June 30, 2007.
Credit card, debit card and merchant fees increased as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts decreased slightly because of a decrease in income related to non-sufficient funds. Trust income decreased for the comparable three-month and six-month periods as a result of decreases in the value of assets under care (either managed or in custody). The increase in insurance commissions was a result of the increase in policies written since June 30, 2007, higher policy premiums and the acquisition of three insurance agencies since June 30, 2007. The Insurance Network of Jonesboro, Arkansas was acquired during the third quarter of 2007. Joe Max Green/ Insurance Concepts headquartered in Nacogdoches, Texas and an insurance broker in Springfield, Missouri were acquired during the first quarter of 2008.
Contributing to the growth in other noninterest revenue for the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 were increases in corporate analysis charges, brokerage revenue and annuity fees. Also reflected in other noninterest revenue during 2008 is a first quarter gain of $2.78 million related to the sale of shares of Visa, Inc. common stock in connection with its initial public offering and a second quarter gain of $2.56 million related to the sale of shares of MasterCard Incorporated common stock. The Company owned 103,193 shares of Visa, Inc. class B stock and 10,688 shares of MasterCard Incorporated class B stock at June 30, 2008. During the first six months of 2007, the Company recorded a gain from the sale of student loans of $2.16 million. There were no such student loan sales during the first six months of 2008, contributing to the increase in loans held for sale.
Noninterest Expense
The components of noninterest expense for the three months and six months ended June 30, 2008 and 2007 and the corresponding percentage changes are shown in the following table:

	Three months ended
	June 30,
	2008	2007	% Change
	(Dollars in thousands)
Salaries and employee benefits	$68,121	$63,851	6.69%
Occupancy, net of rental income	9,716	8,709	11.56
Equipment	6,245	6,053	3.17
Other	27,982	27,315	2.44

Total noninterest expense	$112,064	$105,928	5.79%

	Six months ended
	June 30,
	2008	2007	% Change
	(Dollars in thousands)
Salaries and employee benefits	$138,296	$127,479	8.49%
Occupancy, net of rental income	19,199	17,172	11.80
Equipment	12,678	12,079	4.96
Other	55,361	54,808	1.01

Total noninterest expense	$225,534	$211,538	6.62%

Salaries and employee benefits expense for the three months and six months ended June 30, 2008 increased compared to the same period in 2007, primarily as a result of the hiring of employees to staff banking locations and facilities added since June 30, 2007, salary and employee benefit costs related to the operation of the insurance agencies acquired since June 30, 2007, as well as the addition of the salaries and employee benefits related to the acquisition of The Signature Bank on March 1, 2007. Occupancy expense also increased on a comparable three-month and six-month period basis primarily because of additional banking and insurance agency locations and facilities opened since June 30, 2007, including the addition of The Signature Bank facilities during the first quarter of 2007. Equipment expense increased for the comparable three-month and six-month periods because of increased depreciation related to equipment purchased since June 30, 2007. The increase in other noninterest expense was primarily a result of normal increases and general inflation in the cost of services and supplies purchased by the Company during the first six months of 2008 compared to the first six months of 2007. The increase in other noninterest expense was offset in the first quarter of 2008 by the $1.10 million reversal of a portion of the $2.30 million litigation expense reported in the fourth quarter of 2007 related to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters, as well as the $1.10 million reversal of a portion of a previously recorded litigation contingency as a result of a favorable court ruling in the second quarter of 2008.
Income Tax
Income tax expense was $19.68 million for the second quarter of 2008, a 14.18% increase from $17.24 million for the second quarter of 2007. For the six-month period ending June 30, 2008, income tax expense was $36.56 million compared to $33.72 million for the same period in 2007, representing an increase of 8.41%. The increase in income tax expense for the second quarter and first six months of 2008, compared to the second quarter and first six months of 2007, was a result of the increase in net income before tax, as net income before tax increased 12.59% and 8.38% when comparing the second quarter and first six months of 2008 to the second quarter and first six months of 2007, respectively. The effective tax rates for the second quarter of 2008 and 2007 were 32.91% and 32.45%, respectively, and the effective tax rates for the six-month periods ended June 30, 2008 and 2007 were 32.69% and 32.68%, respectively. The effective tax rates remained relatively stable for the quarter ended and six months ended June 30, 2008 and 2007.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2008 were $12.14 billion, or 90.60% of total assets, compared with $10.88 billion, or 90.37% of total assets, at December 31, 2007.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at June 30, 2008 were $1.45 billion, compared with $1.63 billion at December 31, 2007, a 10.95% decrease. Available-for-sale securities were $1.02 billion at June 30, 2008, compared to $1.00 billion at December 31, 2007, a 2.18% increase.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. Loans and leases, net of unearned income, totaled $9.48 billion at June 30, 2008, which represented a 3.29% increase from $9.18 billion at December 31, 2007.
At June 30, 2008, the Bank did not have any concentrations of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At June 30, 2008, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
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
The Bank’s policy provides that loans and leases, other than installment loans and leases, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Non-performing loans and leases were 0.49% of loans and leases, net of unearned income, at June 30, 2008 and 0.32% of loans and leases, net of unearned income, at December 31, 2007.
The following table provides additional details related to the make up of the Company’s loan and lease portfolio and the distribution of non-performing loans (“NPL”) at June 30, 2008:

			NPL as a %
Loan and Lease Portfolio	Outstanding	NPL	of Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,302,595	$6,656	0.51%
Real estate
Consumer mortgages	2,103,281	14,859	0.71
Home equity	470,503	561	0.12
Agricultural	255,262	1,452	0.57
Commercial and industrial-owner occupied	1,444,014	2,757	0.19
Construction, acquisition and development	1,578,628	13,962	0.88
Commercial	1,479,867	791	0.05
Credit cards	90,193	3,588	3.98
All other	757,037	1,423	0.19

Total loans	$9,481,380	$46,049	0.49%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at June 30, 2008:

		90+ Days			NPL as a
Real Estate Construction,		Past Due still	Non-accruing		% of
Acquisition and Development	Outstanding	Accruing	Loans	NPL	Outstanding
	(Dollars in thousands)
Multi-family construction	$24,403	$—	$—	$—	—%
Condomimiums	17,683	—	—	—	—
One-to-four family construction	450,800	1,716	932	2,648	0.59
Recreation and all other loans	41,180	32	11	43	0.10
Commercial construction	321,696	6,830	—	6,830	2.12
Commercial acquisition and development	208,674	1,529	—	1,529	0.73
Residential acquisition and development	514,192	300	2,612	2,912	0.57

Total	$1,578,628	$10,407	$3,555	$13,962	0.88%

Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.81 billion at June 30,

2008 as compared to $10.06 billion at December 31, 2007, representing a 2.56% decrease. Noninterest bearing demand deposits increased by $67.16 million, or 4.02%, to $1.74 billion at June 30, 2008 from $1.67 billion at December 31, 2007, and interest bearing demand, savings and time deposits decreased $324.70 million, or 3.87%, to $8.07 billion at June 30, 2008 from $8.39 billion at December 31, 2007.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (the “FHLB”) which provides access to short-term and long-term borrowings. During 2007, the Company chose to fund its loan growth with short-term FHLB and Federal Reserve advances rather than with higher rate time deposits. As a result, short-term advances from the FHLB and Federal Reserve increased 60.86% to $643.43 million at June 30, 2008 from $400.00 million at June 30, 2007. The Company had long-term advances totaling $288.90 million at June 30, 2008, an increase of 99.04% from $145.15 million at June 30, 2007.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.54% and 11.74%, respectively, at June 30, 2008. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at June 30, 2008. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.53% at June 30, 2008, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at June 30, 2008 as its Tier I capital, total capital and leverage capital ratios were 10.27%, 11.46% and 8.33%, respectively.
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of June 30, 2008, 460,700 shares had been repurchased under this program. No shares were repurchased during the second quarter of 2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. From January 1, 2001 through June 30, 2008, the Company repurchased approximately 12.0 million shares of its common stock under various repurchase plans authorized by the Company’s Board of Directors. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
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
The Company reported litigation expense of approximately $2.30 million in 2007 attributed to legal and other accruals established relative to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and were based on information available from Visa, Inc. and other member banks. During the first quarter of 2008, approximately $1.10 million of the reserve that was related to the above referenced litigation was reversed and recorded as a reduction of litigation expense as a result of Visa, Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid. Also, during the second quarter of 2008, approximately $1.10 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling.
CRITICAL ACCOUNTING POLICIES
During the three months ended June 30, 2008, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended June 30, 2008, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES.
The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders for the Company was held on April 23, 2008. At this meeting, the following matters were voted upon by the Company’s shareholders:
(a) Election of Directors
W. G. Holliman, Jr., James V. Kelley, Turner O. Lashlee and Alan W. Perry were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 2011 or until their respective successors are elected and qualified. The votes were cast as follows:

	Votes Cast	Votes Cast
Name	in Favor	Against or Withheld
W. G. Holliman, Jr.	62,830,954	615,246
James V. Kelley	62,407,627	1,038,573
Turner O. Lashlee	62,313,803	1,132,397
Alan W. Perry	61,391,124	2,555,076
The following directors continued in office following the meeting and they will serve until the annual meeting of shareholders in the years indicated or until their respective successors are elected and qualified:

Name	Term Expires
Hassell H. Franklin	2009
Robert C. Nolan	2009
W. Cal Partee, Jr.	2009
Larry G. Kirk	2010
Guy W. Mitchell, III	2010
R. Madison Murphy	2010
Aubrey B. Patterson	2010
In addition, immediately following the annual meeting, the Board of Directors selected James E. Campbell III to fill the vacancy created by the resignation of Travis E. Staub. Mr. Campbell’s term expires at the annual meeting of shareholders in 2009 or until his successor is elected and qualified.
(b) Selection of Independent Auditors
The shareholders of the Company ratified the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 by the following vote:

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
62,628,709	484,060	333,431

(c) Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors
The shareholders of the Company approved the Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors, which (i) provides for awards of non-qualified stock options, restricted stock and restricted stock units, (ii) eliminates the automatic grant of stock options and provides discretion to the Nominating Committee to determine the awards made under the plan, (iii) limits the number of shares of the Company’s common stock that may be issued as awards each year and (iv) increases the number of shares of the Company’s common stock that are available for award under the plan by 400,000 shares to a total of 964,000 shares.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
46,153,600	5,778,309	11,514,291
ITEM 6. EXHIBITS.
(3)	(a)	Articles of Incorporation, as amended and restated. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)
DATE: August 8, 2008	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

(3)	(a)	Articles of Incorporation, as amended and restated. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.