Form 10-Q
period 2008-09-30
BANCORPSOUTH INC
filed 2008-11-06
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2008, the registrant had outstanding 83,103,519 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, prepayment of Junior Subordinated Debt Securities, investment in pooled trust preferred securities, credit losses, credit quality, core deposits, off-balance sheet commitments and arrangements, amortization expense, valuation of mortgage servicing rights, allowance for credit losses, continued weakness in the economic environment, volatility of interest rates, deteriorating credit quality of borrowers, consideration for future acquisitions, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream and the application and impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$246,687	$322,926
Interest bearing deposits with other banks	15,730	12,710
Held-to-maturity securities, at amortized cost	1,350,396	1,625,916
Available-for-sale securities, at fair value	919,468	1,001,194
Loans and leases	9,641,497	9,227,495
Less: Unearned income	49,085	47,811
Allowance for credit losses	129,147	115,197

Net loans	9,463,265	9,064,487
Loans held for sale	195,830	128,532
Premises and equipment, net	345,235	317,379
Accrued interest receivable	85,968	96,027
Goodwill	271,017	254,889
Other assets	407,132	365,781

TOTAL ASSETS	$13,300,728	$13,189,841

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,694,303	$1,670,198
Interest bearing	3,771,265	3,276,275
Savings	693,034	698,449
Other time	3,526,198	4,419,177

Total deposits	9,684,800	10,064,099
Federal funds purchased and securities sold under agreement to repurchase	1,079,088	809,898
Short-term Federal Home Loan Bank and other short-term borrowings	625,000	706,586
Accrued interest payable	24,846	37,746
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	288,861	88,977
Other liabilities	195,102	125,597

TOTAL LIABILITIES	12,058,009	11,993,215

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares, Issued - 83,085,619 and 82,299,297 shares, respectively	207,714	205,748
Capital surplus	216,394	198,620
Accumulated other comprehensive loss	(8,746)	(7,214)
Retained earnings	827,357	799,472

TOTAL SHAREHOLDERS’ EQUITY	1,242,719	1,196,626

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,300,728	$13,189,841

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$144,393	$174,787	$450,866	$497,745
Deposits with other banks	172	316	573	870
Federal funds sold and securities purchased under agreement to resell	218	232	285	3,376
Held-to-maturity securities:
Taxable	14,063	17,585	45,054	51,252
Tax-exempt	1,959	2,077	6,059	6,136
Available-for-sale securities:
Taxable	9,025	10,554	27,120	30,985
Tax-exempt	874	960	3,338	3,085
Loans held for sale	1,920	1,454	5,550	4,211

Total interest revenue	172,624	207,965	538,845	597,660

INTEREST EXPENSE:
Deposits:
Interest bearing demand	14,214	22,189	44,409	64,068
Savings	1,366	2,503	4,200	7,367
Other time	33,660	55,728	120,298	163,172
Federal funds purchased and securities sold under agreement to repurchase	4,308	9,151	12,824	26,258
FHLB borrowings	6,277	7,130	17,921	13,763
Other	3,197	3,348	9,678	9,790

Total interest expense	63,022	100,049	209,330	284,418

Net interest revenue	109,602	107,916	329,515	313,242
Provision for credit losses	16,306	5,727	38,354	14,925

Net interest revenue, after provision for credit losses	93,296	102,189	291,161	298,317

NONINTEREST REVENUE:
Mortgage lending	3,270	100	14,320	7,363
Credit card, debit card and merchant fees	8,512	7,667	25,334	21,932
Service charges	17,687	17,281	50,619	50,354
Trust income	2,507	2,487	7,002	7,158
Security gains, net	100	7	377	24
Insurance commissions	21,779	17,542	67,909	55,001
Other	9,578	12,810	37,369	34,653

Total noninterest revenue	63,433	57,894	202,930	176,485

NONINTEREST EXPENSE:
Salaries and employee benefits	68,865	63,269	207,161	190,748
Occupancy, net of rental income	10,340	8,959	29,539	26,131
Equipment	6,214	6,057	18,892	18,136
Other	30,640	28,066	86,001	82,874

Total noninterest expense	116,059	106,351	341,593	317,889

Income before income taxes	40,670	53,732	152,498	156,913
Income tax expense	12,325	17,475	48,883	51,198

Net income	$28,345	$36,257	$103,615	$105,715

Earnings per share:
Basic	$0.34	$0.44	$1.26	$1.30

Diluted	$0.34	$0.44	$1.25	$1.30

Dividends declared per common share	$0.22	$0.21	$0.65	$0.62

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
	(In thousands)
Operating Activities:
Net income	$103,615	$105,715
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,354	14,925
Depreciation and amortization	21,700	20,858
Deferred taxes	(2,219)	6,234
Amortization of intangibles	4,485	3,758
Amortization of debt securities premium and discount, net	1,140	4,636
Share-based compensation expense	1,989	1,102
Security gains, net	(377)	(20)
Net deferred loan origination expense	(6,985)	(6,065)
Excess tax benefit from exercise of stock options	(2,218)	(1,155)
Decrease (increase) in interest receivable	10,059	(7,934)
(Decrease) increase in interest payable	(12,900)	3,848
Realized gain on student loans sold	(17)	(2,221)
Proceeds from student loans sold	1,483	82,853
Origination of student loans held for sale	(74,953)	(87,500)
Realized gain on mortgages sold	(8,394)	(8,118)
Proceeds from mortgages sold	759,315	647,014
Origination of mortgages held for sale	(744,795)	(637,138)
Increase in bank-owned life insurance	(5,298)	(5,241)
Decrease (increase) in prepaid pension asset	941	(37,631)
Other, net	12,588	(1,598)

Net cash provided by operating activities	97,513	96,322

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	287,877	167,075
Proceeds from calls and maturties of available-for-sale securities	632,616	455,247
Proceeds from sales of available-for-sale securities	531	—
Purchases of held-to-maturity securities	(12,731)	(150,931)
Purchases of available-for-sale securities	(553,928)	(408,731)
Net decrease in short-term investments	—	91,766
Net increase in loans and leases	(437,573)	(413,246)
Purchases of premises and equipment	(49,697)	(26,832)
Proceeds from sale of premises and equipment	749	1,225
Acquisition of businesses, net of cash acquired	(10,362)	(60,449)
Other, net	(611)	(1,016)

Net cash used in investing activities	(143,129)	(345,892)

Financing activities:
Net decrease in deposits	(379,299)	(122,176)
Net increase in short-term debt and other liabilities	188,244	280,360
Advances of long-term debt	200,000	—
Repayment of long-term debt	(116)	(13,102)
Issuance of common stock	15,276	8,150
Purchase of common stock	(326)	(14,545)
Excess tax benefit from exercise of stock options	2,218	1,155
Payment of cash dividends	(53,600)	(50,038)

Net cash (used in) provided by financing activities	(27,603)	89,804

Decrease in cash and cash equivalents	(73,219)	(159,766)
Cash and cash equivalents at beginning of period	335,636	451,451

Cash and cash equivalents at end of period	$262,417	$291,685

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain 2007 amounts have been reclassified to conform with the 2008 presentation. Also, beginning March 1, 2007, the financial statements include the accounts of The Signature Bank. See Note 11, Business Combinations, for further information regarding The Signature Bank.
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
NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2008	2007	2007
	(In thousands)
Commercial and agricultural	$1,274,007	$1,241,954	$1,236,776
Consumer and installment	405,580	423,159	450,882
Real estate mortgage:
One-to-four family	2,609,481	2,561,889	2,529,986
Other	4,887,102	4,330,303	4,490,445
Lease financing	274,734	291,424	285,865
Other	190,593	254,578	233,541

Total	$9,641,497	$9,103,307	$9,227,495

The following table presents information concerning non-performing loans as of the dates indicated:

	September 30,		December 31,
	2008	2007	2007
	(In thousands)
Non-accrual loans	$30,642	$7,301	$9,789
Loans 90 days or more past due	31,866	23,158	18,671
Restructured loans	2,666	878	721

Total non-performing loans	$65,174	$31,337	$29,181

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2008	2007	2007
	(In thousands)
Balance at beginning of period	$115,197	$98,834	$98,834
Provision charged to expense	38,354	14,925	22,696
Recoveries	2,896	3,279	4,355
Loans and leases charged off	(27,300)	(11,057)	(16,841)
Acquisitions	—	6,153	6,153

Balance at end of period	$129,147	$112,134	$115,197

NOTE 4 – SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at September 30, 2008:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	1,499	1	—	—	1,499	1
Obligations of states and political subdivisions	54,121	2,703	23,114	1,001	77,235	3,704

Total	$55,620	$2,704	$23,114	$1,001	$78,734	$3,705

Available-for-sale securities:
U.S. government agencies	$174,172	$1,114	$106,463	$1,978	$280,635	$3,092
Obligations of states and political subdivisions	23,926	1,213	180	35	24,106	1,248
Other	7,645	3,373	—	—	7,645	3,373

Total	$205,743	$5,700	$106,643	$2,013	$312,386	$7,713

Based upon a review of the credit quality of these securities, the ability and intent to hold these securities for a period of time sufficient for recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
The Company’s unrealized losses on other securities relate to its investment in bank-only pooled trust preferred securities. The Company is closely monitoring its investments in pooled trust preferred securities in light of recent price volatility in the market place. Due to uncertainty in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the illiquidity in these markets and not the credit quality of the individual securities. Due to this illiquidity, it is unlikely that the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and ability to hold these securities until a recovery of costs, which may be at maturity. Based on an assessment of the credit quality of the underlying issuers, the Company did not consider the investment in these securities to be other-than-temporarily impaired at September 30, 2008. The Company will continue to monitor the market price of these securities and the default rates of the underlying assets and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings. For more information on the valuation techniques used by the Company to value the pooled trust preferred securities, see Note 15, “Fair Value Disclosures.”
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$28,345	82,561	$0.34	$36,258	82,165	$0.44

Effect of dilutive share- based awards	—	205		—	302

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$28,345	82,766	$0.34	$36,258	82,467	$0.44

	Nine months ended September 30,
	2008			2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$103,615	82,420	$1.26	$105,715	81,264	$1.30

Effect of dilutive stock options	—	225		—	368

Diluted EPS
Income available to common shareholders plus assumed exercise	$103,615	82,645	$1.25	$105,715	81,632	$1.30

NOTE 6 – COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2008			2007
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for- sale securities:
Unrealized gains (losses) arising during holding period	$649	$(242)	$407	$12,899	$(4,934)	$7,965
Less: Reclassification adjustment for net (gains) losses realized in net income	(100)	38	(62)	(7)	3	(4)
Recognized employee benefit plan net periodic benefit cost (gain)	229	(88)	141	494	(189)	305

Other comprehensive income (loss)	$778	$(292)	$486	$13,386	$(5,120)	$8,266

Net income			28,345			36,257

Comprehensive income			$28,831			$44,523

	Nine months ended September 30,
	2008			2007
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Unrealized gains on available-for-
sale securities:
Unrealized (losses) gains arising during holding period	$(2,858)	$1,239	$(1,619)	$9,447	$(3,612)	$5,835
Less: Reclassification adjustment for net (gains) losses realized in net income	(377)	144	(233)	(17)	7	(10)
Recognized employee benefit plan net periodic benefit cost (gain)	519	(199)	320	1,479	(566)	913

Other comprehensive (loss) income	$(2,716)	$1,184	$(1,532)	$10,909	$(4,171)	$6,738

Net income			103,615			105,715

Comprehensive income			$102,083			$112,453

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
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2008 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2007	$214,780	$40,109	$254,889
Goodwill acquired during the period	673	10,539	11,212
Purchase accounting adjustments	4,916	—	4,916

Balance as of September 30, 2008	$220,369	$50,648	$271,017

As reflected in the table above, the community banking goodwill acquired during the period is related to the additional purchase price paid in connection with the acquisition of City Bancorp as a result of the settlement of a contingency during the first quarter of 2008. Also, an adjustment was made in the first quarter of 2008 to the allocation of the purchase price in conjunction with the acquisition of City Bancorp that related to a loan acquired which was subsequently determined to be unsubstantiated. See Note 11, Business Combinations, for more information regarding that transaction.
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$16,076	$27,801	$14,448
Customer relationship intangibles	32,186	15,213	24,639	12,536
Non-solicitation intangibles	600	380	665	265

Total	$60,587	$31,669	$53,105	$27,249

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$531	$699	$1,628	$2,024
Customer relationship intangibles	891	511	2,677	1,588
Non-solicitation intangibles	60	142	180	146

Total	$1,482	$1,352	$4,485	$3,758

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2008 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2008	$1,977	$3,529	$240	$5,746
For year ended December 31, 2009	1,709	2,996	160	4,865
For year ended December 31, 2010	1,308	2,551	—	3,859
For year ended December 31, 2011	1,016	2,178	—	3,194
For year ended December 31, 2012	946	1,863	—	2,809
NOTE 9 – PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Service cost	$1,935	$1,959	$5,269	$5,876
Interest cost	1,677	1,532	4,985	4,598
Expected return on assets	(2,744)	(2,281)	(8,036)	(6,841)
Amortization of unrecognized transition amount	3	5	13	13
Recognized prior service cost	65	64	199	192
Recognized net loss	161	425	307	1,274

Net periodic benefit costs	$1,097	$1,704	$2,737	$5,112

NOTE 10 – RECENT PRONOUNCEMENTS
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
In September, 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” EITF Issue No. 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF Issue No. 06-04 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The initial adoption of EITF Issue No. 06-4 resulted in a cumulative-effect adjustment to retained earnings of approximately $1.1 million at January 1, 2008. During the second quarter of 2008, management identified certain endorsement split-dollar life insurance arrangements that were not included in the original adoption of EITF Issue No. 06-4. The correction of this immaterial error resulted in an additional cumulative-effect adjustment to retained earnings of approximately $2.5 million for a total cumulative-effect adjustment to retained earnings at January 1, 2008 of approximately $3.6 million. Retained earnings was originally reported at March 31, 2008 as $816.0 million. Subsequent to the adjustment of $2.5 million, retained earnings was $813.5 million. Other liabilities was originally reported at March 31, 2008 as $147.0 million. Subsequent to the adjustment of $2.5 million, other liabilities was $149.5 million.
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
In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB No. 51,” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company believes that the adoption of SFAS No. 160 will have no impact on the financial position or results of operations of the Company.
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the financial position or results of operations of the Company.
NOTE 11 – BUSINESS COMBINATIONS
On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Effective July 1, 2007, The Signature Bank merged with and into the Bank. Consideration paid to complete this transaction consisted of 3,327,564 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $83.8 million. The consideration paid to complete the transaction was adjusted to reflect the additional amount paid as a result of the settlement of a contingency during the first quarter of 2008. In addition, all outstanding City Bancorp stock options were converted into stock options to purchase 272,834 shares of the Company’s common stock. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
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
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2008 and 2007 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Three months ended September 30, 2008:
Results of Operations
Net interest revenue	$100,169	$268	$9,165	$109,602
Provision for credit losses	16,309	—	(3)	16,306

Net interest revenue after provision for credit losses	83,860	268	9,168	93,296
Noninterest revenue	31,618	21,701	10,114	63,433
Noninterest expense	76,583	17,661	21,815	116,059

Income before income taxes	38,895	4,308	(2,533)	40,670
Income taxes	11,787	1,704	(1,166)	12,325

Net income	$27,108	$2,604	$(1,367)	$28,345

Selected Financial Information
Total assets (at end of period)	$10,933,724	$154,891	$2,212,113	$13,300,728
Depreciation and amortization	6,996	1,232	598	8,826

Three months ended September 30, 2007:
Results of Operations
Net interest revenue	$97,722	$717	$9,477	$107,916
Provision for credit losses	5,680	—	47	5,727

Net interest revenue after provision for credit losses	92,042	717	9,430	102,189
Noninterest revenue	33,388	17,370	7,136	57,894
Noninterest expense	71,333	13,804	21,214	106,351

Income before income taxes	54,097	4,283	(4,648)	53,732
Income taxes	17,594	1,690	(1,809)	17,475

Net income	$36,503	$2,593	$(2,839)	$36,257

Selected Financial Information
Total assets (at end of period)	$10,982,478	$117,996	$2,033,843	$13,134,317
Depreciation and amortization	7,083	749	638	8,470

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Nine months ended September 30, 2008:
Results of Operations
Net interest revenue	$301,574	$1,034	$26,907	$329,515
Provision for credit losses	38,367	—	(13)	38,354

Net interest revenue after provision for credit losses	263,207	1,034	26,920	291,161
Noninterest revenue	100,492	67,739	34,699	202,930
Noninterest expense	220,552	53,529	67,512	341,593

Income before income taxes	143,147	15,244	(5,893)	152,498
Income taxes	45,886	5,997	(3,000)	48,883

Net income	$97,261	$9,247	$(2,893)	$103,615

Selected Financial Information
Total assets (at end of period)	$10,933,724	$154,891	$2,212,113	$13,300,728
Depreciation and amortization	20,747	3,621	1,817	26,185

Nine months ended September 30, 2007:
Results of Operations
Net interest revenue	$283,556	$1,856	$27,830	$313,242
Provision for credit losses	14,873	—	52	14,925

Net interest revenue after provision for credit losses	268,683	1,856	27,778	298,317
Noninterest revenue	93,390	54,555	28,540	176,485
Noninterest expense	210,206	41,020	66,663	317,889

Income before income taxes	151,867	15,391	(10,345)	156,913
Income taxes	49,552	6,067	(4,421)	51,198

Net income	$102,315	$9,324	$(5,924)	$105,715

Selected Financial Information
Total assets (at end of period)	$10,982,478	$117,996	$2,033,843	$13,134,317
Depreciation and amortization	20,435	2,292	1,907	24,634
NOTE 13 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. At September 30, 2008, the valuation of MSRs included an assumed average prepayment speed of 190 and an average discount rate of 9.79%. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2008	2007
	(In thousands)
Fair value as of January 1	$32,482	$35,286
Additions:
Origination of servicing assets	6,191	4,025
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	518	(3,774)
Other changes in fair value	(14)	(19)

Fair value as of September 30	$39,177	$35,518

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.14 million and $2.01 million and late and other ancillary fees of approximately $289,000 and approximately $239,000 for the quarters ended September 30, 2008 and 2007, respectively. The Company recorded contractual servicing fees of $6.32 million and $6.06 million and late and other ancillary fees of approximately $875,000 and approximately $731,000 for the nine months ended September 30, 2008 and 2007, respectively.
NOTE 14 – DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At September 30, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $86.90 million with a carrying value and fair value reflecting a loss of approximately $45,000. At September 30, 2007, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $64.35 million with a carrying value and fair value reflecting a loss of approximately $141,000. At September 30, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $35.44 million with a carrying value and fair value reflecting a gain of approximately $115,000. At September 30, 2007, the notional amount of commitments to fund individual fixed-rate mortgage loans was $24.35 million with a carrying value and fair value reflecting a loss of approximately $1,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of September 30, 2008, the notional amount of customer related derivative financial instruments was $566.59 million with an average maturity of 86 months, an average interest receive rate of 4.37% and an average interest pay rate of 6.46%.
NOTE 15 – FAIR VALUE DISCLOSURES
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
Determination of Fair Value
The valuation methodologies listed below are used by the Company to measure different financial instruments at fair value. An indication of the level in the fair value hierarchy in which each instrument is generally classified is included. Where appropriate, the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.
Available-for-sale securities. Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing are classified as Level 2. As of September 30, 2008, the Company transferred pooled trust preferred securities in the available-for-sale portfolio from Level 2 to Level 3. Market prices of comparable instruments have become harder to identify due to inactive markets, which has made it necessary for the Company to make adjustments to the matrix prices to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility. As a result, the Company utilized Level 3 inputs of greater significance, which has required the Company to move the valuation of these securities from Level 2 to Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities	$485	$911,349	$7,634	$919,468
Mortgage servicing rights	—	—	39,177	39,177
Derivative instruments	—	8,893	514	9,407

Total	$485	$920,242	$47,325	$968,052

Liabilities:
Derivative instruments	$—	$8,893	$444	$9,337

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month period ended September 30, 2008:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2007	$32,482	$(147)	$—
Total net gains for the year included in:
Net income	6,695	217	—
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	7,634

Balance at September 30, 2008	$39,177	$70	$7,634

Net unrealized gains included in net income for the year relating to assets and liabilities held at September 30, 2008	$518	$217	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Impaired loans	$—	$—	$19,053	$19,053	$(3,345)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.3 billion in assets. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2008 and 2007 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the first nine months of 2008, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and their impact is reflected in the increases in our measures of credit quality, non-performing loans and net charge-offs, compared to the third quarter of 2007 and the first and second quarters of 2008. While these measures have increased, the Company believes that it is well positioned with respect to overall credit quality and strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could negatively affect the strength of the Company’s credit quality and, therefore, management intends to move decisively in accordance with the Company’s business strategies to address any emerging credit issues.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and nine months ended September 30, 2008 and 2007. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	September 30,
	2008	2007	% Change
(Dollars in thousands, except per share amounts)
Net income	$28,345	$36,257	(21.82)%
Net income per share:
Basic	$0.34	$0.44	(22.73)
Diluted	$0.34	$0.44	(22.73)
Return on average assets (annualized)	0.85%	1.10%	(22.73)
Return on average shareholders’ equity (annualized)	9.16%	12.60%	(27.30)

	Nine months ended
	September 30,
	2008	2007	% Change
(Dollars in thousands, except per share amounts)
Net income	$103,615	$105,715	(1.99)%
Net income per share:
Basic	$1.26	$1.30	(3.08)
Diluted	$1.25	$1.30	(3.85)
Return on average assets (annualized)	1.05%	1.11%	(5.41)
Return on average shareholders’ equity (annualized)	11.35%	12.77%	(11.12)
The Company’s primary source of revenue is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. The Company experienced moderate loan growth in a declining interest rate environment resulting in a decrease in interest revenue of 16.99% in the third quarter of 2008 compared to the same period in 2007 and 9.84% in the first nine months of 2008 compared to the same period in 2007. The Company experienced a larger decrease in interest expense than in interest revenue as interest expense decreased 37.01% in the third quarter of 2008 compared to the third quarter of 2007 and 26.40% in the first nine months of 2008 compared to the same period in 2007. The larger decrease in interest expense than in interest revenue is a result of the Company’s asset/liability strategies which include funding loan growth with the proceeds from maturing lower yielding investment securities, short-term borrowings from the Federal Home Loan Bank (the “FHLB”) and short-term borrowings from the Federal Reserve and by growing lower rate demand deposits which somewhat offset the reduction in higher rate time deposits. These factors combined to increase the Company’s net interest revenue to $109.60 million for the third quarter of 2008, a $1.69 million, or 1.56%, increase from $107.92 million for the third quarter of 2007 and to $329.52 million for the first nine months of 2008, a $16.27 million, or 5.20%, increase from $313.24 million for the first nine months of 2007.
While the increase in net interest revenue during the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 positively impacted net income, the provision for credit losses increased in the third quarter and first nine months of 2008 compared to the same periods in 2007, negatively impacting net income. The provision for credit losses was $16.31 million for the third quarter of 2008 compared to $5.73 million for the third quarter of 2007 and was $38.35 million for the first nine months of 2008 compared to $14.93 million for the same period in 2007. Consistent with the increase in the provision for credit losses, annualized net charge-offs increased to 0.45% of average loans for the third quarter of 2008 from 0.13% of average loans for the third quarter of 2007. The increase in the provision for credit losses for the third quarter and first nine months of 2008 was primarily reflective of a slowing economic environment. The unusually low provision for credit losses experienced by the Company for the first nine months of 2007 was primarily the result of net charge-offs reaching an unsustainably low level during the first quarter of 2007.
The Company has taken steps to diversify its revenue stream portrayed by the increase in the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. This continued diversification strategy resulted in an overall increase in noninterest revenue of 9.57% for the third quarter of 2008, compared to the same period in 2007 and 14.98% for the first nine months of 2008, compared to the same period in 2007. One of the primary contributors to the increase in noninterest revenue was insurance commissions, which increased 24.15% for the third quarter of 2008 compared to the same period in 2007 and 23.47% for the first nine months of 2008 compared to the first nine months of 2007. The 24.15% growth in insurance commissions represented the third consecutive quarter of growth in excess of 20%. The Company’s mortgage lending revenue increased during the third quarter of 2008 as compared to the second quarter of 2007 and increased 94.49% during the first nine months of 2008 compared to the first nine months of 2007. The increase in mortgage lending revenue for the third quarter of 2008 included a decline in the value of the mortgage servicing asset of $1.01 million compared to a decline in the value of the mortgage servicing asset of $3.20 million during the third quarter of 2007. The increase in mortgage lending revenue for the first nine months of 2008 included a $518,000 increase in the value of the

Company’s mortgage servicing asset compared to a $3.77 million decline in the value of the Company’s mortgage servicing asset during the first nine months of 2007.
Noninterest expense totaled $116.06 million for the third quarter of 2008 compared to $106.35 million for the third quarter of 2007, an increase of $9.71 million, or 9.13%. Noninterest expense totaled $341.59 million and $317.89 million for the nine months ended September 30, 2008 and 2007, respectively, for an increase of $23.70 million, or 7.46%. The increase in noninterest expense for the third quarter and first nine months of 2008 resulted primarily from increased costs related to additional banking locations and facilities added since September 30, 2007, costs attributable to the operations of the insurance agencies acquired in the third quarter of 2007 and first quarter of 2008, as well as costs related to the integration and operation of The Signature Bank acquired by the Company on March 1, 2007. The major components of net income are discussed in more detail in the various sections that follow.
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
Net interest revenue was $112.04 million for the three months ended September 30, 2008, compared to $110.40 million for the same period in 2007, representing an increase of $1.64 million, or 1.48%. For the first nine months of 2008 and 2007, net interest revenue was $337.27 million and $320.72 million, respectively, representing an increase of $16.54 million, or 5.16%. The increase in net interest revenue for the third quarter and first nine months of 2008 is related to the slight growth in loans experienced by the Company as well as the Company’s continued focus on funding this growth with maturing securities and lower-cost liabilities.
Interest revenue decreased $35.39 million, or 16.82%, to $175.06 million for the three months ended September 30, 2008 from $210.45 million for the three months ended September 30, 2007. While average interest earning assets increased $177.35 million, or 1.48%, to $12.13 billion for the third quarter of 2008 from $11.95 billion for the third quarter of 2007, this increase was more than offset by a decrease of 124 basis points in the yield on those assets to 5.74% for the third quarter of 2008 from 6.98% for the third quarter of 2007 resulting in an overall decrease in interest revenue. For the first nine months of 2008 and 2007, interest revenue was $546.60 million and $605.14 million, respectively, representing a decrease of $58.54 million. Again, this decrease in interest revenue was a result of the 2.85% increase in average interest earning assets to $12.01 billion for the first nine months of 2008 from $11.68 billion for the first nine months of 2007 being more than offset by a decrease of 85 basis points in the yield on those assets to 6.08% for the first nine months of 2008 compared to 6.93% for the first nine months of 2007.
Interest expense decreased $37.03 million, or 37.03%, to $63.02 million for the three months ended September 30, 2008 from $100.05 million for the three months ended September 30, 2007. While average interest bearing liabilities increased $99.10 million, or 0.98%, to $10.22 billion for the third quarter of 2008 from $10.12 billion for the third quarter of 2007, this increase in average interest bearing liabilities was more than offset by a decrease of 147 basis points in the average rate paid on those liabilities to 2.45% from 3.92%. Interest expense decreased $75.10 million, or 26.40%, to $209.33 million for the first nine months of 2008 from $284.42 million for the first nine months of 2007. The decrease in interest expense for the first nine months of 2008 when compared to the first nine months of 2007 was a result of the decrease of 111 basis points in the average rate paid on interest bearing liabilities to 2.76% from 3.87% with this decrease slightly offset by the $296.51 million, or 3.01%, increase in average interest bearing liabilities to $10.13 billion for the first nine months of 2008 from $9.84 billion for the first nine months of 2007. The decrease in interest expense for the three months and nine months ended September 30, 2008 compared to the same periods in 2007 was also a result of the Company’s ability to reduce higher cost time deposits while increasing lower cost demand deposits.
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
Net interest margin remained stable at 3.67% for the third quarter of 2008 compared to 3.66% for the third quarter of 2007. Net interest margin for the nine months ended September 30, 2008 and 2007 was 3.75% and 3.67%, respectively, representing an increase of eight basis points. Net interest rate spread for the third quarter of 2008 was 3.29%, an increase of 23 basis points from 3.06% for the third quarter of 2007. Net interest rate spread for the first nine months of 2008 and 2007 was 3.32% and 3.06%, respectively, representing an increase of 26 basis points. The increase in net interest margin and stable net interest rate spread for the third quarter of 2008 as compared to the third quarter of 2007 was primarily a result of the smaller decrease in the average rate earned on interest earning assets, from 6.98% for the third quarter of 2007 to 5.74% for the third quarter of 2008, than the decrease in the average rate paid on interest bearing liabilities from 3.92% for the third quarter of 2007 to 2.45% for the third quarter of 2008. The increase in net interest margin and net interest rate spread for the first nine months of 2008 as compared to the first nine months of 2007 was primarily a result of the smaller decrease in the average rate earned on interest earning assets, from 6.93% for the first nine months of 2007 to 6.08% for the first nine months of 2008, than the decrease in the average rate paid on interest bearing liabilities from 3.87% for the first nine months of 2007 to 2.76% for the first nine months of 2008. The earning asset yield decrease for the three months and nine months ended September 30, 2008 as compared to the three months and nine months ended September 30, 2007 was a result of a decrease in the Company’s investment portfolio. In addition, the Company chose to fund its loan growth with lower rate short-term FHLB borrowings and demand deposits rather than higher rate time deposits.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The Company’s current asset/liability strategy of partially funding loan growth with short-term borrowings from the FHLB has contributed to the increased liability sensitivity in the 0 to 90 days category. The following table presents the Company’s interest rate sensitivity at September 30, 2008:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$15,730	$—	$—	$—
Held-to-maturity securities	223,199	179,862	734,064	213,271
Available-for-sale and trading securities	180,042	121,581	288,486	329,359
Loans and leases, net of unearned income	4,967,235	1,666,488	2,769,236	189,453
Loans held for sale	175,566	211	1,305	18,748

Total interest earning assets	5,561,772	1,968,142	3,793,091	750,831

Interest bearing liabilities:
Interest bearing demand deposits and savings	4,464,299	—	—	—
Other time deposits	1,135,166	1,624,170	764,849	2,013
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	1,689,200	1,635	13,253	—
Long-term FHLB borrowings and junior subordinated debt securities	—	2,540	257,821	188,812
Other	336	—	25	104

Total interest bearing liabilities	7,289,001	1,628,345	1,035,948	190,929

Interest rate sensitivity gap	$(1,727,229)	$339,797	$2,757,143	$559,902

Cumulative interest sensitivity gap	$(1,727,229)	$(1,387,432)	$1,369,711	$1,929,613

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
The Company’s provision for credit losses, allowance for credit losses and net charge-offs are shown in the following table:

	Three months ended
	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Provision for credit losses	$16,306	$5,727	184.72%
Net charge-offs	$10,637	$2,936	262.30
Net charge-offs as a percentage of average loans and leases (annualized)	0.45%	0.13%	246.15

	Nine months ended
	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Provision for credit losses	$38,354	$14,925	156.98%
Net charge-offs	$24,404	$7,778	213.76
Net charge-offs as a percentage of average loans and leases (annualized)	0.35%	0.12%	191.67
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.35%	1.24%	8.87
The increase in the provision for credit losses for the three months and nine months ending September 30, 2008 compared to the same periods of 2007 was a result of the increased credit risk from the loan growth experienced by the Company, an increase in net charge-offs, the slowing economic environment and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications. The unusually low provision for credit losses experienced during the first nine months of 2007 was primarily the result of net charge-offs reaching an unsustainable low level during the first quarter of 2007. Because our mortgage lending decisions are based on conservative lending policies, we continue to have only nominal direct exposure to the credit issues affecting the subprime residential mortgage market.
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

	September 30,				December 31,
	2008		2007		2007
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$14,211	13.21%	$15,293	13.64%	$15,109	13.40%
Consumer and installment	4,947	4.21%	8,315	4.65%	9,013	4.89%
Real estate mortgage	104,676	77.75%	84,861	75.71%	88,061	76.08%
Lease financing	2,815	2.85%	2,659	3.20%	2,656	3.10%
Other	2,498	1.98%	1,006	2.80%	358	2.53%

Total	$129,147	100.00%	$112,134	100.00%	$115,197	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2008	2007	2007
		(Dollars in thousands)
Balance, beginning of period	$115,197	$98,834	$98,834
Loans and leases charged off:
Commercial and agricultural	(5,996)	(1,936)	(2,533)
Consumer and installment	(5,072)	(4,711)	(6,393)
Real estate mortgage	(16,107)	(4,410)	(7,792)
Lease financing	(125)	—	(123)

Total loans charged off	(27,300)	(11,057)	(16,841)

Recoveries:
Commercial and agricultural	809	739	913
Consumer and installment	1,467	1,514	1,962
Real estate mortgage	574	992	1,396
Lease financing	46	34	84

Total recoveries	2,896	3,279	4,355

Net charge-offs	(24,404)	(7,778)	(12,486)

Provision charged to operating expense	38,354	14,925	22,696
Acquisitions	—	6,153	6,153

Balance, end of period	$129,147	$112,134	$115,197

Average loans for period	$9,371,480	$8,676,921	$8,784,940

Ratios:
Net charge-offs to average loans (annualized)	0.35%	0.12%	0.14%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended September 30, 2008 and 2007 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Mortgage lending	$3,270	$100	3,170.00%
Credit card, debit card and merchant fees	8,512	7,667	11.02
Service charges	17,687	17,281	2.35
Trust income	2,507	2,487	0.80
Securities gains, net	100	7	1,328.57
Insurance commissions	21,779	17,542	24.15
Other	9,578	12,810	(25.23)

Total noninterest revenue	$63,433	$57,894	9.57%

	Nine months ended
	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Mortgage lending	$14,320	$7,363	94.49%
Credit card, debit card and merchant fees	25,334	21,932	15.51
Service charges	50,619	50,354	0.53
Trust income	7,002	7,158	(2.18)
Securities gains, net	377	24	1,470.83
Insurance commissions	67,909	55,001	23.47
Other	37,369	34,653	7.84

Total noninterest revenue	$202,930	$176,485	14.98%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated. Origination volume of $198.60 million and $220.76 million produced origination revenue of $1.85 million and $1.05 million for the quarters ended September 30, 2008 and 2007, respectively. Origination volume of $744.80 million and $637.14 million produced origination revenue of $6.60 million and $4.34 million for the nine months ended September 30, 2008 and 2007, respectively. While volume was less for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007, better pricing and delivery execution resulted in higher revenue during the third quarter of 2008 when compared to the third quarter of 2007.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.42 million and $2.25 million for the quarters ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, revenue from the servicing of loans was $7.20 million and $6.79 million, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $1.01 million for the quarter ended September 30, 2008 and decreased $3.20 million for the quarter ended September 30, 2007. The fair value of MSRs increased approximately $518,000 for the nine months ended September 30, 2008 and decreased $3.77 million for the nine months ended September 30, 2007.
Credit card, debit card and merchant fees increased as a result of an increase in the numerical and monetary volume of items processed. While remaining relatively static on a comparable quarter basis, trust income decreased for the comparable nine-month periods as a result of decreases in the value of assets under care (either managed or in custody). The increase in insurance commissions was a result of the increase in policies written since September 30, 2007, higher policy premiums and the acquisition of an insurance agency during the third quarter of 2007, and two insurance agencies acquired during the first quarter of 2008.
Contributing to the decline in other noninterest revenue for the third quarter of 2008 compared to the third quarter of 2007 was the $2.39 million gain reflected in other noninterest revenue in the third quarter of 2007 related to the sale or redemption of a portion of the Company’s MasterCard common stock holdings coupled with the write-down of certain other real estate owned during the third quarter of 2008 based upon new appraisals received. Noninterest revenue increased for the first nine months of 2008 compared to the first nine months of 2007 as a result of increases in corporate analysis charges and annuity fees. Also reflected in other noninterest revenue during 2008 is a first quarter gain of $2.78 million related to the sale of shares of Visa, Inc. common stock in connection with its initial public offering and a second quarter gain of $2.56 million related to the sale of shares of MasterCard Incorporated common stock. The Company owned 103,193 shares of Visa, Inc. class B stock and 10,688 shares of MasterCard Incorporated class B stock at September 30, 2008. During the first nine months of 2007, the Company recorded a gain from the sale of student loans of $2.22 million. While there were no significant student loan sales during the first nine months of 2008, contributing to the increase in loans held for sale, the Company has contracts that will allow us to liquidate our student loan portfolio at a premium in the future. All of the Company’s student loans are fully guaranteed by the federal government.
Noninterest Expense
The components of noninterest expense for the three months and nine months ended September 30, 2008 and 2007 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Salaries and employee benefits	$68,865	$63,269	8.84%
Occupancy, net of rental income	10,340	8,959	15.41
Equipment	6,214	6,057	2.59
Other	30,640	28,066	9.17

Total noninterest expense	$116,059	$106,351	9.13%

	Nine months ended
	September 30,
	2008	2007	% Change
	(Dollars in thousands)
Salaries and employee benefits	$207,161	$190,748	8.60%
Occupancy, net of rental income	29,539	26,131	13.04
Equipment	18,892	18,136	4.17
Other	86,001	82,874	3.77

Total noninterest expense	$341,593	$317,889	7.46%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2008 increased compared to the same period in 2007, primarily as a result of the hiring of employees to staff banking locations and facilities added since September 30, 2007, salary and employee benefit costs related to the operation of the insurance agencies acquired since the third quarter of 2007 and the first quarter of 2008, as well as the addition of the salaries and employee benefits related to the acquisition of The Signature Bank on March 1, 2007. Occupancy expense also increased on a comparable three-month and nine-month period basis primarily because of additional banking and insurance agency locations and facilities opened since September 30, 2007, including the addition of The Signature Bank facilities during the first quarter of 2007. Equipment expense increased for the comparable three-month and nine-month periods because of increased depreciation related to equipment purchased since September 30, 2007. The increase in other noninterest expense was primarily a result of normal increases and general inflation in the cost of services and supplies purchased by the Company during the first nine months of 2008 compared to the first nine months of 2007. The increase in other noninterest expense was offset in the first quarter of 2008 by the $1.10 million reversal of a portion of the $2.30 million litigation expense reported in the fourth quarter of 2007 related to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters, as well as the $1.10 million reversal of a portion of a previously recorded litigation contingency as a result of a favorable court ruling in the second quarter of 2008.
Income Tax
Income tax expense was $12.33 million for the third quarter of 2008, a 29.47% decrease from $17.48 million for the third quarter of 2007. For the nine-month period ending September 30, 2008, income tax expense was $48.88 million compared to $51.20 million for the same period in 2007, representing a decrease of 4.52%. The decrease in income tax expense for the third quarter and first nine months of 2008, compared to the third quarter and first nine months of 2007, was a result of the decrease in net income before tax, as net income before tax decreased 24.31% and 2.81% when comparing the third quarter and first nine months of 2008 to the third quarter and first nine months of 2007, respectively. The effective tax rates for the third quarter of 2008 and 2007 were 30.30% and 32.52%, respectively, and the effective tax rates for the nine-month periods ended September 30, 2008 and 2007 were 32.05% and 32.63%, respectively. The effective tax rates remained relatively stable for the quarters ended and nine months ended September 30, 2008 and 2007.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2008 were $12.07 billion, or 90.78% of total assets, compared with $10.88 billion, or 90.37% of total assets, at December 31, 2007.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities at September 30, 2008 were $1.35 billion, compared with $1.63 billion at December 31, 2007, a 16.95% decrease. Available-for-sale securities were $919.47 million at September 30, 2008, compared to $1.00 billion at December 31, 2007, an 8.16% decrease.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. Loans and leases, net of unearned income, totaled $9.59 billion at September 30, 2008, which represented a 4.50% increase from $9.18 billion at December 31, 2007.
At September 30, 2008, the Bank did not have any concentrations of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At September 30, 2008, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
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
The Bank’s policy provides that loans and leases, other than installment loans and leases, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Non-performing loans and leases were 0.68% of loans and leases, net of unearned income, at September 30, 2008 and 0.32% of loans and leases, net of unearned income, at December 31, 2007.
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of non-performing loans (“NPL”) at September 30, 2008:

			NPL as a %
Loan and Lease Portfolio	Outstanding	NPL	of Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,273,768	$5,523	0.43%
Real estate
Consumer mortgages	2,108,991	22,136	1.05
Home equity	500,489	486	0.10
Agricultural	236,647	1,260	0.53
Commercial and industrial-owner occupied	1,489,215	3,281	0.22
Construction, acquisition and development	1,671,693	25,696	1.54
Commercial	1,489,548	628	0.04
Credit cards	90,112	3,705	4.11
All other	731,949	2,459	0.34

Total loans	$9,592,412	$65,174	0.68%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at September 30, 2008:

		90+ Days			NPL as a
Real Estate Construction,		Past Due still	Non-accruing		% of
Acquisition and Development	Outstanding	Accruing	Loans	NPL	Outstanding
	(Dollars in thousands)
Multi-family construction	$22,594	$—	$4,563	$4,563	20.20%
Condominiums	16,313	—	200	200	1.23
One-to-four family construction	416,797	4,826	714	5,540	1.33
Recreation and all other loans	40,380	—	—	—	—
Commercial construction	386,502	—	—	—	—
Commercial acquisition and development	235,856	1,615	—	1,615	0.68
Residential acquisition and development	553,251	2,736	11,042	13,778	2.49

Total	$1,671,693	$9,177	$16,519	$25,696	1.54%

Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $9.68 billion at September 30, 2008 as compared to $10.06 billion at December 31, 2007, representing a 3.77% decrease. Noninterest bearing demand deposits increased by $24.11 million, or 1.44%, to $1.69 billion at September 30, 2008 from $1.67 billion at December 31, 2007, and interest bearing demand deposits increased $494.99 million or 15.11%, to $3.77 billion at September 30, 2008 from $3.28 billion at September 30, 2007. While interest bearing and noninterest bearing demand deposits increased, savings and other time deposits decreased $898.39 million, or 17.55%, to $4.22 billion at September 30, 2008 from $5.12 billion at December 31, 2007, evidencing the Company’s focus on reducing higher cost time deposits and enhancing the Company’s liability pricing options.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. During 2007, the Company chose to fund its loan growth with short-term FHLB and Federal Reserve advances rather than with higher rate time deposits. As a result, short-term advances from the FHLB and Federal Reserve increased 25.00% to $625.00 million at September 30, 2008 from $500.00 million at September 30, 2007. The Company had long-term advances totaling $288.90 million at September 30, 2008, an increase of 103.99% from $141.61 million at September 30, 2007. At September 30, 2008, the Company had approximately $1.82 billion in additional borrowing capacity under the existing FHLB borrowing agreement.
If the Company’s traditional sources of liquidity were constrained, the Company would find it necessary to evaluate other avenues of funding not typically used by the Company and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company’s approach to providing adequate liquidity has been successful in the past and management does not anticipate any short- or long-term changes to its liquidity strategies.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.57% and 11.82%, respectively, at September 30, 2008. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at September 30, 2008. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.48% at September 30, 2008, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2008 as its Tier I capital, total capital and leverage capital ratios were 10.12%, 11.36% and 8.12%, respectively.
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. As of September 30, 2008, 460,700 shares had been repurchased under this program. No shares were repurchased during the third quarter of 2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
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

CRITICAL ACCOUNTING POLICIES
During the three months ended September 30, 2008, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended September 30, 2008, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2008.
ITEM 6. EXHIBITS.

(3)	(a)	Articles of Incorporation, as amended and restated. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: November 6, 2008	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Articles of Incorporation, as amended and restated. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibits 4.12 and 4.13 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.