Form 10-K
period 2008-12-31
BANCORPSOUTH INC
filed 2009-02-27
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12991
BANCORPSOUTH, INC.
(Exact name of registrant as specified in its charter)

Mississippi	64-0659571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza 201 South Spring Street
Tupelo, Mississippi	38804

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (662) 680-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $2.50 par value Common stock purchase rights Guarantee of 8.15% Preferred Securities of BancorpSouth Capital Trust I	New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2008 was approximately $1,367,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2008.
     As of February 18, 2009, the registrant had outstanding 83,109,163 shares of common stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement used in connection with the registrant’s 2009 Annual Meeting of Shareholders, to be held April 22, 2009, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2008

PART I
ITEM 1. BUSINESS.
GENERAL
     BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982. Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. At December 31, 2008, the Company and its subsidiaries had total assets of approximately $13.5 billion and total deposits of approximately $9.7 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
     The Company’s Internet website address is www.bancorpsouthonline.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on its website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).
DESCRIPTION OF BUSINESS
     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 313 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
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
     The Company has registered the trademarks “BancorpSouth,” both typed form and design, and “Bank of Mississippi,” both typed form and design, with the U.S. Patent and Trademark Office. The trademark “BancorpSouth” will expire in 2011, and “Bank of Mississippi” will expire in 2010, unless the Company extends these trademarks for additional ten year periods. Registrations of trademarks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that the Company continues to use these trademarks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.
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
     The Company is a financial holding company regulated as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Federal Reserve may also conduct examinations of the Company. According to Federal Reserve policy, a financial holding company must act as a source of financial strength to its subsidiary banks and commit resources to support each such subsidiary. This support may be required at times when a financial holding company may not be able to provide such support.
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
     The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). This Act provides for increased funding for the FDIC’s deposit insurance fund and expands the regulatory powers of federal banking agencies to permit prompt corrective actions to resolve problems of insured depository institutions through the regulation of banks and their affiliates, including financial holding companies. Its provisions are designed to minimize the potential loss to depositors and to FDIC insurance funds if financial institutions default on their obligations to depositors or become in danger of default. Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA also provides for a risk-based deposit insurance premium structure. The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. While most of the Company’s deposits were in the Bank Insurance Fund, certain other of the Company’s deposits which were acquired from thrifts over the years remained in the Savings Association Insurance Fund.
     Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund (the “DIF”), effective March 31, 2006.
     Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC in October 2008 proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by seven basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008.
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
     The primary source of funds for dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock. Under FDICIA, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.
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
     In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank and financial holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
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
     The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2008, the Company had a “satisfactory” rating under CRA.

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
     The GLBA and other federal and state laws, as well as the various guidelines adopted by the Federal Reserve and the FDIC, provide for minimum standards of privacy to protect the confidentiality of the non-public personal information of customers and to regulate the use of such information by financial institutions. The Company and its subsidiaries have adopted a customer information security program to comply with these regulatory requirements.
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
     In response to recent unprecedented market turmoil, Congress enacted the Emergency Economic Stabilization Act (“EESA”) on October 3, 2008. EESA authorizes the Secretary of the Treasury (the “Secretary”) to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument the purchase of which the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial stability. The Secretary was authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. EESA also increased the maximum deposit insurance amount up to $250,000 until December 31, 2009. Pursuant to his authority under EESA, the Secretary of the Treasury created the TARP Capital Purchase Program under which the Treasury

Department is investing up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. In the fourth quarter of 2008 after careful consideration of the Company’s asset quality, financial and operating results, liquidity sources and capital levels, the Company elected not to participate in the TARP Capital Purchase Program.
     On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2009. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In the fourth quarter of 2008, the Company elected to participate in the TLG Program and received approval from the FDIC to issue up to $238.9 million of senior unsecured debt to be guaranteed under the TLG Program. As of February 27, 2009, the Company had issued no debt under this program.
     In addition, there have been a number of legislative and regulatory proposals that could have an impact on the operation of financial holding companies and their bank and non-bank subsidiaries. Management is not able to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company and its subsidiaries.
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
Non-Residential Consumer Lending
     Non-residential consumer loans made by the Bank include loans for automobiles, recreation vehicles, boats, personal (secured and unsecured) and deposit account secured loans. In addition, the Bank provides federally insured or guaranteed student loans to students at universities and community colleges in Mississippi. In most cases, the Bank sells its student loans and releases the right to service those loans. Non-residential consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than those charged on other types of loans. Non-residential consumer loans, however, do pose additional risks of collectability when compared to traditional types of loans made by commercial banks such as residential mortgage loans.
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
OTHER FINANCIAL SERVICES
     The Bank’s insurance service subsidiary serves as an agent in the sale of title insurance, commercial lines of insurance and a full line of property and casualty, life, health and employee benefits products and services and operates in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Missouri and Illinois. During 2008, the Bank’s insurance subsidiary acquired an insurance agency which also operates an insurance location in Illinois.
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
RECENT ACQUISITIONS
     The Company completed no material acquisitions during 2008.
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
Investment Portfolio
Held-to-Maturity Securities
     The following table shows the amortized cost of the Company’s held-to-maturity securities at December 31, 2008, 2007 and 2006:

	December 31
	2008	2007	2006
	(In thousands)
U. S. Treasury securities	$—	$—	$10,038
U. S. Government agency securities	1,079,431	1,375,656	1,514,882
Taxable obligations of states and political subdivisions	70,337	49,238	5,561
Tax-exempt obligations of states and political subdivisions	183,753	194,021	185,932
Other securities	—	7,001	7,007

Total	$1,333,521	$1,625,916	$1,723,420

     The following table shows the maturities and weighted average yields at December 31, 2008 for the investment categories presented above:

	December 31, 2008
	U.S.	Obligations of
	Government	States and	Weighted
	Agency	Political	Average
	Securities	Subdivisions	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$230,533	$75,562	4.46%
Maturing after one year but within five years	752,728	33,668	4.93%
Maturing after five years but within ten years	96,170	55,143	5.30%
Maturing after ten years	—	89,717	6.19%

Total	$1,079,431	$254,090

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
Available-for-Sale Securities
     The following table shows the book value of the Company’s available-for-sale securities at December 31, 2008, 2007 and 2006:

	December 31
	2008	2007	2006
	(In thousands)
U. S. Government agency securities	$854,009	$856,524	$897,118
Taxable obligations of states and political subdivisions	7,772	7,732	7,382
Tax-exempt obligations of states and political subdivisions	74,767	78,149	95,602
Other securities	46,311	58,789	41,897

Total	$982,859	$1,001,194	$1,041,999

     The following table shows the maturities and weighted average yields at December 31, 2008 for the investment categories presented above:

	December 31, 2008
	U.S.	Obligations of
	Government	State and		Weighted
	Agency	Political	Other	Average
	Securities	Subdivisions	Securities	Yield
	(Dollars in thousands)
Period to Maturity:
Maturing within one year	$3,116	$7,576	$—	6.33%
Maturing after one year but within five years	555,130	20,035	2,394	4.65%
Maturing after five years but within ten years	157,932	21,352	—	3.95%
Maturing after ten years	137,831	33,576	43,917	5.40%

Total	$854,009	$82,539	$46,311

     The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets” included herein for more information regarding the Company’s securities portfolio.
Loan and Lease Portfolio
     The Company’s loans and leases are widely diversified by borrower and industry. The table below shows the composition of the Company’s loans and leases by collateral type at December 31 for the years indicated. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” included herein for more information regarding the Bank’s loan and lease portfolio.

	December 31
	2008	2007	2006	2005	2004
	(In thousands)
Commercial and agricultural	$1,288,227	$1,236,776	$968,915	$930,259	$765,096
Consumer and installment loans to individuals	401,688	450,882	388,212	388,610	415,615
Real estate mortgage	7,565,773	7,020,431	6,205,491	5,746,669	5,393,231
Lease financing	279,505	285,865	312,313	302,311	262,035
Other	205,674	233,541	42,592	33,363	29,067

Total gross loans and leases	$9,740,867	$9,227,495	$7,917,523	$7,401,212	$6,865,044

Maturity Distribution of Loans and Leases
     The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio. The following table shows the maturity distribution of the Company’s loans and leases net of unearned income as of December 31, 2008:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and agricultural	$622,433	$560,442	$105,131
Consumer and installment loans to individuals	181,861	163,749	30,717
Real estate mortgage	3,656,185	3,292,046	617,541
Lease financing	123,470	111,173	20,854
Other	99,393	89,494	16,788

Total loans and leases, net of unearned income	$4,683,342	$4,216,904	$791,031

Sensitivity of Loans and Leases to Changes in Interest Rates
     The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of effective interest differential. The Company attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Company’s loans and leases net of unearned income as of December 31, 2008:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio Due after one year	$2,886,881	$2,121,054

Non-Accrual, Past Due and Restructured Loans and Leases
     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The Company’s non-performing loans and leases were as follows at December 31 for the years indicated:

	December 31
	2008	2007	2006	2005	2004
	(In thousands)
Non-accrual loans and leases	$28,168	$9,789	$6,603	$8,816	$12,335
Loans and leases 90 days or more past due	33,373	18,671	15,282	17,744	19,554
Restructured loans and leases still accruing	2,472	721	1,571	2,239	2,107

Total non-performing loans and leases	$64,013	$29,181	$23,456	$28,799	$33,996

     The total amount of interest earned on non-performing loans and leases was approximately $495,000, $385,000, $114,000, $194,000 and $195,000 in 2008, 2007, 2006, 2005 and 2004, respectively. The gross interest income that would have been recorded under the original terms of those loans and leases if they had not been non-performing amounted to $1,816,000, $964,000, $475,000, $600,000 and $784,000 in 2008, 2007, 2006, 2005 and 2004, respectively.
     Loans considered impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank’s recorded investment in loans considered impaired at December 31, 2008, 2007, 2006, 2005 and 2004 was approximately $25,536,000, $9,546,000, $9,087,000, $13,505,000 and $11,523,000, respectively, with a valuation allowance of approximately $9,118,000, $4,404,000, $4,511,000, $6,117,000 and $5,279,000, respectively. The average recorded investment in impaired loans during 2008, 2007, 2006, 2005 and 2004 was approximately $22,914,000, $7,976,000, $9,633,000, $12,794,000 and $14,579,000, respectively.

     The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal and interest is not expected or payment of principal and interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At December 31, 2008, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
     At December 31, 2008, the Bank did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market area. The Company is not immune to the effects of the current economic environment. The ultimate impact of the downturn on the Company’s results will depend on its severity and duration.
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
     The following table presents (a) the breakdown of the allowance for credit losses by loan category and (b) the percentage of each category in the Company’s loan portfolio to total loans at December 31 for the years presented. The breakdown of the allowance by loan category is based in part on evaluations of specific loan’s past history and on economic conditions within specific industries or geographical areas. Because these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any losses.

	2008		2007		2006
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$16,210	13.22%	$15,109	13.40%	$11,361	12.24%
Consumer & installment loans to individuals	5,313	4.13	9,013	4.89	6,665	4.90
Real estate mortgage	105,666	77.67	88,061	76.08	77,279	78.38
Lease financing	2,940	2.87	2,656	3.10	2,896	3.94
Other	2,664	2.11	358	2.53	633	0.54

Total	$132,793	100.00%	$115,197	100.00%	$98,834	100.00%

	2005		2004
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$12,171	12.57%	$10,143	11.14%
Consumer & installment loans to individuals	10,458	5.25	7,659	6.05
Real estate mortgage	75,570	77.64	69,572	78.56
Lease financing	3,014	4.08	2,814	3.82
Other	287	0.46	1,485	0.43

Total	$101,500	100.00%	$91,673	100.00%

     The following table sets forth certain information with respect to the Company’s loans (net of unearned income) and the allowance for credit losses for the five years ended December 31, 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding the Company’s allowance for credit losses.

	2008		2007	2006	2005	2004
	(Dollars in thousands)
LOANS
Average loans for the period	$	,429,963	$8,784,940	$7,579,935	$7,026,009	$6,387,656

ALLOWANCE FOR CREDIT LOSSES
Balance, beginning of period		$115,197	$98,834	$101,500	$91,673	$92,112
Loans charged off:
Commercial and agricultural		(6,798)	(2,533)	(1,479)	(2,172)	(7,598)
Consumer and installment loans to individuals		(6,978)	(6,393)	(5,305)	(7,651)	(9,413)
Real estate mortgage		(27,965)	(7,792)	(8,790)	(10,187)	(7,119)
Lease financing		(326)	(123)	(529)	(423)	—

Total loans charged off		(42,067)	(16,841)	(16,103)	(20,433)	(24,130)

Recoveries:
Commercial and agricultural		1,082	913	1,739	1,063	1,230
Consumer and installment loans to individuals		1,856	1,962	2,401	2,384	2,528
Real estate mortgage		923	1,396	658	1,089	808
Lease financing		52	84	62	21	11

Total recoveries		3,913	4,355	4,860	4,557	4,577

Net charge-offs		(38,154)	(12,486)	(11,243)	(15,876)	(19,553)
Provision charged to operating expense		56,176	22,696	8,577	24,467	17,485
Other, net		(426)	6,153	—	1,236	1,629

Balance, end of period		$132,793	$115,197	$98,834	$101,500	$91,673

RATIOS
Net charge-offs to average loans		0.40%	0.14%	0.15%	0.23%	0.31%

Deposits
     Deposits represent the principal source of funds for the Company. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company’s assessment of the stability of its fund sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize effective interest differential. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits” included herein for more information regarding deposits made with the Company.
     The following table shows the classification of the Company’s deposits on an average basis for the three years ended December 31, 2008:

	Year Ended December 31
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$1,664,787	—	$1,654,149	—	$1,712,934	—
Interest bearing demand deposits	3,552,690	1.70%	3,191,433	2.63%	2,886,030	2.08%
Savings deposits	712,330	0.74%	718,080	1.30%	744,106	1.07%
Other time deposits	3,874,192	3.84%	4,636,436	4.65%	4,211,371	4.09%

Total deposits	$9,803,999		$10,200,098		$9,554,441

     The Company’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2008 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$388,801
Over three months through six months	269,100
Over six months through 12 months	503,935
Over 12 months	316,866

Total	$1,478,702

Return on Average Equity and Average Assets
     Return on average shareholders’ equity, return on average assets and the dividend payout ratios based on net income for the three years ended December 31, 2008 were as follows:

	Year Ended December 31
	2008	2007	2006
Return on average shareholders’ equity	9.82%	12.31%	12.52%
Return on average assets	0.91	1.07	1.06
Dividend payout ratio	59.59	49.11	50.32
     The Company’s average shareholders’ equity as a percentage of average assets was 9.29%, 8.72% and 8.48% for 2008, 2007 and 2006, respectively. In 2008, the Company’s return on average shareholders’ equity (which is calculated by dividing net income by average shareholders’ equity) and return on average assets (which is calculated by dividing net income by average total assets) decreased compared to 2007 and its dividend payout ratio (which is calculated by dividing dividends declared per share by net income per share) increased compared to 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” included herein for more information regarding the Company’s net income and the calculation of return on average shareholders’ equity and return on average assets.
Short-Term Borrowings
     The Company uses borrowed funds as an additional source of funds in earning assets. Short-term borrowings consist of federal funds purchased, flexible repurchase agreements purchased, securities sold under repurchase agreements, short-term Federal Home Loan Bank (“FHLB”) advances and Federal Reserve discount window borrowings.
     The following table sets forth, for the periods indicated, certain information about the Company’s short-term borrowings and the components thereof:

	2008
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$350,000	0.1%	$183,823	1.1%	$755,000
Securities sold under agreement to repurchase	855,366	0.2	896,660	1.4	1,074,963
Federal Reserve discount window borrowings	250,000	0.3	19,310	1.1	250,000
Short-term FHLB advances	441,510	0.1	465,027	2.5	975,000

Total	$1,896,876		$1,564,820		$3,054,963

	2007
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$200	2.8%	$39,558	5.3%	$185,281
Flexible repurchase agreements purchased	—	—	4,149	4.2	8,581
Securities sold under agreement to repurchase	809,698	3.4	737,861	4.4	912,691
Short-term FHLB advances	706,586	2.9	279,125	4.9	706,586

Total	$1,516,484		$1,060,693		$1,813,139

	2006
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$2,400	4.8%	$19,809	5.3%	$51,450
Flexible repurchase agreements purchased	10,957	4.1	38,237	4.0	55,875
Securities sold under agreement to repurchase	659,081	4.5	637,026	4.3	715,011
Short-term FHLB advances	200,000	5.2	111,789	5.3	325,000

Total	$872,438		$806,861		$1,147,336

     Federal funds purchased generally mature the day following the date of purchase while securities sold under agreement to repurchase generally mature within 30 days from the date of the sale. Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase. At December 31, 2008, the Company had established with other banks non-binding federal funds borrowing lines of credit aggregating $1.3 billion.
Long-Term Federal Home Loan Bank Borrowings
     The Company has entered into a blanket floating lien security agreement with the Federal Home Loan Bank (“FHLB”) of Dallas. Under the terms of this agreement, the Company is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets. At December 31, 2008, there were no call features on long-term FHLB borrowings.

     At December 31, 2008, the following FHLB fixed long-term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2010	2.88%-5.86%	$203,500
2011	5.28%-6.93%	2,812
2012	4.71%	1,500
2013	5.95%	50,000
Thereafter	4.69%-5.99%	28,500

Total		$286,312

EMPLOYEES
     At December 31, 2008, the Company and its subsidiaries had approximately 4,500 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Exchange Act:

Name	Offices Held	Age
Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and BancorpSouth Bank; Director of the Company	66

James V. Kelley	President and Chief Operating Officer of the Company and BancorpSouth Bank; Director of the Company	59

L. Nash Allen, Jr.	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of BancorpSouth Bank	64

Larry Bateman	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	59

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of BancorpSouth Bank	64

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	54

Gordon Lewis	Executive Vice President of the Company and Vice Chairman of BancorpSouth Bank	59

Name	Offices Held	Age
Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of BancorpSouth Bank	61

Cathy S. Freeman	Executive Vice President and Corporate Secretary of the Company and BancorpSouth Bank	43

Gary C. Bonds	Senior Vice President and Principal	61
	Accounting Officer of the Company and Executive Vice President and Controller of BancorpSouth Bank
     None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2009 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.
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
     Mr. Bateman has served as Executive Vice President of the Company for at least the past five years. He has served as Vice Chairman of the Bank during this same period.
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
     Mr. Bonds has served as Senior Vice President of the Company and Senior Vice President and Controller of the Bank for at least the past five years prior to September 2008 when he was named Executive Vice President and Controller of the Bank and December 2008 when he was named Senior Vice President and Principal Accounting Officer of the Company.
ITEM 1A. RISK FACTORS.
     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the expiration of the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations of the Company by the Federal Reserve, the Company’s operating results, growth strategies and growth opportunities, interest earning assets and interest bearing liabilities, unsecured loans, credit card losses, commercial loans, mortgage loans, economic conditions in the Company’s market area and the impact of the economic downturn on the Company’s financial condition, internal control over financial reporting, maturities of held-to-maturity securities, valuation of mortgage servicing rights, diversification of revenue stream, the Company’s policy regarding underwriting and lending practices, asset quality, net interest revenue, net interest margin, interest rate sensitivity, credit quality and credit losses, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities, deposits, non-performing assets, cost controls, the Company’s ability to declare and pay dividends, future acquisitions, market risk, significant accounting policies, the impact of recent accounting pronouncements, estimated amortization expense of amortizable identifiable intangible assets, indirect lending activities, market conditions, stock repurchase program, exposure to the credit issues affecting the sub-prime residential mortgage market, allowance for credit losses, financial condition of the Company’s borrowers, off-balance sheet commitments and arrangements, future lease payments, pension and other post-retirement benefit amounts, loans in the Bank’s consumer finance subsidiary, expansion of products and services offered by the Company’s insurance agencies, charge-offs, legal and regulatory limitations and compliance, junior subordinated debt securities and the effect of certain legal claims and pending lawsuits.
     We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, the following:
•	Local, regional and national economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact;

•	Volatility and disruption in national and international financial markets;

•	Government intervention in the U.S. financial system;

•	The ability of the Company to increase noninterest revenue and expand noninterest revenue business;

•	Changes in general business or economic conditions or government fiscal and monetary policies;

•	Fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies;

•	The ability of the Company to maintain credit quality;

•	The ability of the Company to provide and market competitive products and services;

•	Changes in the Company’s operating or expansion strategy;

•	Geographic concentration of the Company’s assets and susceptibility to economic downturns in that area;

•	The availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity;

•	Laws and regulations affecting financial institutions in general;

•	The ability of the Company to operate and integrate new technology;

•	The ability of the Company to manage its growth and effectively serve an expanding customer and market base;

•	The ability of the Company to attract, train and retain qualified personnel;

•	Changes in consumer preferences;

•	The ability of the Company to repurchase its common stock on favorable terms;

•	The ability of the Company to collect amounts due under loan agreements and to attract deposits;

•	Legislation and court decisions related to the amount of damages recoverable in legal proceedings;

•	Possible adverse rulings, judgments, settlements and other outcomes of pending litigation; and

•	Other factors generally understood to affect the financial results of financial services companies.
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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
     Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.
     Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the United States government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including Treasury’s TARP Capital Purchase Program, but asset values have continued to decline and access to liquidity continues to be very limited.
     Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.
     Overall, the 2008 business environment was adverse for many households and businesses in the United States. The business environment in the markets in which we operate has been less adverse than in the broader United States but continues to deteriorate. It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.
We may be adversely affected by the soundness of other financial institutions.
     Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to us. Any such losses could have a material adverse affect on our financial condition and results of operations.
Current levels of market volatility are unprecedented.
       The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
     We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance any acquisitions or we may otherwise elect or be required to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.
       Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital if needed or to be able to do so on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
Our allowance for credit losses may not be adequate to cover actual credit losses.
     We make various assumptions and judgments about the collectibility of our loan and lease portfolio and provide an allowance for potential losses based on a number of factors. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding our process for determining the appropriate level of the allowance for credit losses.
Our operations are subject to extensive governmental regulation and supervision.
     BancorpSouth, Inc. is a financial holding company under the Bank Holding Company Act and BancorpSouth Bank is a Mississippi state banking corporation. Both are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.
Changes in interest rates could have an adverse impact on our results of operations and financial condition.
     Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference or spread between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities may fluctuate. This can cause decreases in our spread and can adversely affect our earnings and financial condition.
     Interest rates are highly sensitive to many factors including:
•	The rate of inflation;

•	Economic conditions;

•	Federal monetary policies; and

•	Stability of domestic and foreign markets.
     The Bank originates residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and fee income, which we report as gain on sale of loans. Decreasing interest rates generally result in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This typically leads to reinvestment at lower rates than the loans or securities were paying. Changes in market interest rates could also reduce the value of our financial assets. Our financial condition and results of operations could be adversely effected if we are unsuccessful in managing the effects of changes in interest rates.
Monetary policies and economic factors may limit our ability to attract deposits or make loans.
     The monetary policies of federal regulatory authorities, particularly the Federal Reserve, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature and timing of any changes in these monetary policies and economic conditions, including the Federal Reserve’s interest rate policies, or their impact on our financial performance. The banking business is subject to various material business risks, which have become more acute during the current environment of economic slowdown and recession. In the current economic environment, foreclosures have increased and such conditions could also lead to a potential decline in deposits and demand for loans.
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
     A significant element of our growth strategy is the acquisition of additional banks, bank holding companies, financial holding companies and insurance agencies in order to achieve greater economies of scale. We cannot assure you that appropriate growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy requires that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.
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
     The banking, insurance and financial services businesses are extremely competitive in our service areas in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. We compete, and will continue to compete, with well-established banks, credit unions, insurance agencies and other financial institutions, some of which have significantly greater resources and lending limits. Some of our competitors provide certain services that we do not provide.

Information systems may experience an interruption or breach in security.
     We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
     Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Funds, any other governmental agency or instrumentality or any private insurer and are subject to investment risk, including the possible loss of your investment.
We could be required to write down goodwill and other intangible assets.
     When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2008, our goodwill and other identifiable intangible assets were $269.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis in 2008 and concluded that no impairment charge was necessary for the year ended December 31, 2008. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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

The Bank owns 244 of its 282 branch banking facilities. The remaining 38 branch banking facilities are occupied under leases with unexpired terms ranging from one to 15 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition The Bank also owns several parcels of property acquired under foreclosure.

b.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns eight of the 25 offices it occupies. It leases 17 offices that have unexpired terms varying in duration from one to nine years.
ITEM 3. LEGAL PROCEEDINGS.
     The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in nine states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.
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
     The Company reported litigation expense of approximately $2.3 million in 2007 as a result of legal and other accruals established relative to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and were based on information available from Visa, Inc. and other member banks. The Bank, as a member of Visa, Inc., is obligated to share in certain liabilities associated with Visa, Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of this reserve was reversed and recorded as a reduction of litigation expense as a result of Visa, Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid.
     During the second quarter of 2008, $1.1 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matter was submitted to a vote of the Company’s security holders during the fourth quarter of 2008.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET FOR COMMON STOCK
     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2008	Fourth	$ 29.25	$ 16.93
	Third	31.90	15.15
	Second	25.30	17.48
	First	25.50	19.01

2007	Fourth	$ 25.78	$ 21.19
	Third	26.50	21.75
	Second	25.55	23.22
	First	27.56	23.51
HOLDERS OF RECORD
     As of February 18, 2009, there were 9,187 shareholders of record of the Company’s common stock.
DIVIDENDS
     The Company declared cash dividends each quarter in an aggregate annual amount of $0.87 per share during 2008 and $0.83 per share during 2007. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. Business – Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.
ISSUER PURCHASES OF EQUITY SECURITIES
     The Company did not repurchase any shares of its common stock during the three months ended December 31, 2008.
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

	Year Ended December 31
	2008	2007	2006	2005	2004
	(In thousands)
Earnings Summary:
Interest revenue	$705,413	$801,242	$681,891	$559,936	$497,629
Interest expense	264,577	378,343	296,092	204,379	163,837

Net interest revenue	440,836	422,899	385,799	355,557	333,792
Provision for credit losses	56,176	22,696	8,577	24,467	17,485

Net interest revenue, after provision for credit losses	384,660	400,203	377,222	331,090	316,307
Noninterest revenue	242,380	231,799	206,094	198,812	183,519
Noninterest expense	452,686	428,058	393,154	362,102	342,945

Income before income taxes	174,354	203,944	190,162	167,800	156,881
Income tax expense	53,943	66,001	64,968	52,601	46,261

Net income	$120,411	$137,943	$125,194	$115,199	$110,620

	Year Ended December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Per Share Data:
Net income: Basic	$1.46	$1.69	$1.58	$1.47	$1.44
Diluted	1.45	1.69	1.57	1.47	1.43
Cash dividends	0.87	0.83	0.79	0.76	0.73
Book value	14.92	14.54	12.98	12.33	11.74

Balance Sheet — Year-End Balances:
Total assets	$13,480,218	$13,189,841	$12,040,521	$11,768,674	$10,848,193
Total securities	2,316,380	2,627,110	2,765,419	2,766,411	2,988,407
Loans, net of unearned income	9,691,277	9,179,684	7,871,471	7,365,555	6,836,698
Total deposits	9,711,872	10,064,099	9,710,578	9,607,258	9,059,091
Long-term debt	286,312	88,977	135,707	137,228	141,094
Total shareholders’ equity	1,240,260	1,196,626	1,026,585	977,166	916,428

Selected Ratios:
Return on average assets	0.91%	1.07%	1.06%	1.05%	1.05%
Return on average equity	9.84%	12.31%	12.52%	12.33%	12.67%
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
     The Company is a regional financial holding company with approximately $13.5 billion in assets headquartered in Tupelo, Mississippi. The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, and Missouri. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. The Bank’s insurance agency subsidiary also operates an office in Illinois.
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
     As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during 2008, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and their impact is reflected in the increases in its measures of credit quality, non-performing loans, net charge-offs and assessments of other-than-temporary impairments compared to 2007. While these measures have increased, management believes that the Company is well positioned with respect to overall credit quality and strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the Company’s credit quality and, therefore, management intends to move decisively in accordance with the Company’s business strategies to address any emerging credit issues.
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

     The table below summarizes key indicators of the Company’s financial performance for the years ended December 31, 2008, 2007 and 2006.

(Dollars in thousands, except per share amounts)	2008	% Change	2007	% Change	2006
Net income	$120,411	(12.7)%	$137,943	10.2%	$125,194
Net income per share: Basic	$1.46	(13.6)	$1.69	7.0	$1.58
Diluted	$1.45	(14.2)	$1.69	7.6	$1.57
Return on average assets	0.91%	(15.0)	1.07%	1.1	1.06%
Return on average shareholders’ equity	9.84%	(20.1)	12.31%	(1.7)	12.52%
     The decrease in the Company’s net income for 2008 when compared to 2007 was primarily attributable to the increase in the provision for credit losses which negatively impacted net income. The increase in the provision for credit losses for 2008 was primarily a result of the slowing economic environment as well as a result of the moderate loan growth experienced during 2008. Consistent with the increase in the provision for credit losses, net charge-offs increased in 2008 to 0.40% of average loans after remaining fairly stable at 0.14% of average loans in 2007 and 0.15% of average loans in 2006. Because the Company’s mortgage lending decisions are based on conservative lending policies, the Company continues to have only nominal direct exposure to the credit issues affecting the sub-prime residential mortgage market.
     The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. Net interest revenue for 2008 was $440.8 million, compared to $422.9 million for 2007 and $385.8 million for 2006. The increase in net interest revenue in 2008 compared to 2007 partially offset the decrease in net income resulting from the increase in the provision for credit losses in 2008 compared to 2007. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. While interest rates decreased during 2008, the Company’s net interest revenue was positively impacted by the smaller decrease in average rates earned on interest earning assets than the decrease in average rates paid on interest bearing liabilities. The Company’s net interest revenue was also positively impacted by a moderate increase in loan demand throughout most of the Bank’s markets and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities.
     The Company has taken steps to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue for 2008 was $242.4 million, compared to $231.8 million for 2007 and $206.1 million in 2006. One of the primary contributors to noninterest revenue in 2008 was the increase in insurance commissions. Insurance commissions increased 21.75% in 2008 compared to 2007, after increasing 12.5% in 2007 compared to 2006, as a result of an increase in policies written, higher policy premiums and the acquisition of one insurance agency during the third quarter of 2007 and two additional insurance agencies during the first quarter of 2008. Debit card, credit card and merchant fees increased in 2008 compared to 2007 as a result of an increase in the numerical and monetary volume of items processed. While the increase in insurance commissions and debit card, credit card and merchant fees positively impacted noninterest revenue, the decrease in mortgage lending revenue of 65.5% to $2.1 million from $6.2 million negatively impacted noninterest revenue. Mortgage lending revenue decreased as a result of the decline in fair value of the Company’s mortgage servicing rights by $15.7 million in 2008 compared to an $8.3 million decline in 2007. Noninterest revenue was also negatively impacted by the $8.6 million other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities. While these securities remained current as to interest payments, their fair value was negatively impacted by current illiquid market conditions.

     Noninterest expense for 2008 was $452.7 million, an increase of 5.75% from $428.1 million for 2007, which was an increase of 8.9% from $393.2 million for 2006. The increases in noninterest expense primarily resulted from increased costs related to banking locations and facilities added in 2008 as well as costs attributable to the operations of the insurance agencies acquired in the third quarter of 2007 and first quarter of 2008. Income tax expense was $53.9 million in 2008, $66.0 million in 2007 and $65.0 million in 2006. Income tax expense decreased in 2008 primarily as a result of the decrease in pretax income in 2008, while income tax expense increased in 2007 primarily as a result of an increase in pretax income in 2007. The major components of net income are discussed in more detail in the various sections that follow.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report). The Company believes that its determination of the allowance for credit losses, the assessment for other-than-temporary impairment of securities, the valuation of mortgage servicing rights and the estimation of pension and other post retirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.
Allowance for Credit Losses
     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans and leases. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information. At December 31, 2008, the allowance for credit losses was $132.8 million, representing 1.37% of total loans and leases at year-end.
Assessment for Other-Than-Temporary Impairment of Securities
     Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2008, the Company’s mortgage servicing asset was valued at $25.0 million.

Pension and Postretirement Benefits
     Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these estimates could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106 and 132R” which was adopted on December 31, 2006. The adoption of SFAS No. 158 had no material impact on the regulatory requirements for capital of the Company. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2008. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Discount Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”) based on the December 31, 2008 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 6.25% for the Basic Plan, 6.50% for the Restoration Plan and 6.50% for the Supplemental Plan based on a December 31, 2008 measurement date.
RESULTS OF OPERATIONS
Net Interest Revenue
     Net interest revenue increased 4.2% to $440.8 million in 2008 from $422.9 million in 2007, which represented an increase of 9.6% from $385.8 million in 2006. The increase in net interest revenue for 2008 and 2007 is related to the combination of growth in loans and the Company’s continued focus on funding this growth with maturing investment securities and lower-cost liabilities. The increase in net interest revenue for 2007 was also attributed to the acquisition of The Signature Bank during the first quarter of 2007. Net interest revenue is the difference between interest revenue earned on assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent basis, using an effective tax rate of 35%.
     Interest revenue decreased 11.8% to $715.8 million in 2008 from $811.2 million in 2007, which represented an increase of 17.2% from $692.0 million in 2006. While average earning assets increased $287.7 million, or 2.5%, to $12.04 billion in 2008, this increase was more than offset by a decrease of 95 basis points in the yield on those assets to 5.95% in 2008 resulting in the overall decrease in interest revenue. The increase in interest revenue during 2007 was attributable to a 9.7% increase in average interest earning assets to $11.7 billion in 2007 and an increase in the yield of those assets of 44 basis points to 6.90% in 2007. The acquisition of The Signature

Bank in the first quarter of 2007 was the primary contributor to the increases in interest revenue and average interest earning assets in 2007 when compared to 2006. The decrease in the earning asset yields in 2008 when compared to 2007 was a result of a decrease in the Company’s investment portfolio specifically, as well as the decrease in market interest rates generally. The increase in asset yields in 2007 when compared to 2006 resulted from increased loan demand with the Company funding this loan demand with maturing lower interest rate securities. The increase in interest revenue during 2006 was attributable to a 6.9% increase in average interest earning assets to $10.7 billion in 2006 and an increase in the yield of those assets of 78 basis points to 6.46% in 2006.
     Interest expense decreased 30.1% to $264.6 million in 2008 from $378.3 million in 2007, which represented an increase of 27.8% from $296.1 million in 2006. While average interest bearing liabilities increased $236.8 million, or 2.4%, to $10.1 billion in 2008, this increase was more than offset by a decrease of 121 basis points in the average rate paid on those liabilities to 2.61% in 2008 resulting in the overall decrease in interest expense. The decrease in interest expense in 2008 when compared to 2007 was also a result of the Company’s ability to reduce higher cost time deposits while increasing lower cost demand deposits and short-term borrowings. The increase in interest expense during 2007 was attributable to a 10.9% increase in average interest bearing liabilities to $9.9 billion in 2007 and an increase in the average rate paid on those liabilities of 50 basis points to 3.82% in 2007. Again, the acquisition of The Signature Bank during the first quarter of 2007 was the primary contributor to the increases in average interest bearing liabilities and the average rate paid on those liabilities in 2007 when compared to 2006. The increase in interest expense during 2006 was attributable to a 6.4% increase in average interest bearing liabilities to $8.9 billion in 2006 and an increase in the average rate paid on those liabilities of 88 basis points to 3.32% in 2006.
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
     Net interest margin for 2008 was 3.75%, an increase of 7 basis points from 3.68% for 2007 which represented a decrease of 2 basis points from 3.70% for 2006. Net interest rate spread for 2008 was 3.34%, an increase of 25 basis points from 3.09% for 2007, which represented a decrease of 5 basis points from 3.14% for 2006. The increase in net interest margin and net interest rate spread for 2008 was primarily a result of the smaller decrease in the average rate earned on interest earning assets, from 6.90% in 2007 to 5.95% in 2008, than the decrease in the average rate paid on interest bearing liabilities from 3.82% in 2007 to 2.61% in 2008. The decrease in net interest margin for 2007 was primarily a result of the larger percentage increase in average earning assets relative to the percentage increase in the earning asset yield. The earning asset yield increase for 2007 and 2006 was a result of favorable economic activity throughout most of the Bank’s markets, resulting in stronger loan demand. During 2008 and 2007, the Company invested funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments. During 2008, the Company also chose to fund its loan growth with lower rate short-term and long-term FHLB borrowings rather than higher rate time deposits. The decrease in the net interest rate spread for 2007 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 3.32% in 2006 to 3.82% in 2007, than the increase in the average rate earned on interest earning assets from 6.46% in 2006 to 6.90% in 2007. The decrease in the net interest rate spread for 2006 was primarily a result of the larger increase in the average rate paid on interest bearing liabilities, from 2.44% in 2005 to 3.32% in 2006, than the increase in the average rate earned on interest earning assets from 5.68% in 2005 to 6.46% in 2006.
     The Company experienced growth in average interest earning assets and average interest bearing liabilities during the three years ended December 31, 2008. Average interest earning assets increased 2.5% during 2008, 9.7% during 2007 and 6.9% during 2006. Average interest bearing liabilities increased 2.4% during 2008, 10.9% during 2007 and 6.4% during 2006 because of increases in the Company’s deposits and short-term borrowings. The larger increases in average interest earning assets and average interest bearing liabilities in 2007 were a result of the acquisition of The Signature Bank during the first quarter of 2007.
     The following table presents average interest earning assets, average interest bearing liabilities, net interest income, net interest margin and net interest rate spread for the three years ended December 31, 2008. Each of the measures is reported on a fully-taxable equivalent basis.

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Taxable equivalent basis)				(Dollars in thousands)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,429,964	$593,258	6.29%	$8,784,940	$672,193	7.65%	$7,579,935	$556,320	7.34%
Loans held for sale	156,857	7,667	4.89%	95,313	5,962	6.26%	67,196	4,353	6.48%
Held-to-maturity securities:
Taxable (3)	1,282,512	59,119	4.61%	1,530,247	68,142	4.45%	1,517,430	63,010	4.15%
Non-taxable (4)	184,243	12,480	6.77%	189,234	12,701	6.71%	183,986	12,297	6.68%
Available-for-sale securities:
Taxable	859,932	35,813	4.16%	977,459	41,212	4.22%	1,135,506	42,352	3.73%
Non-taxable (5)	90,703	6,470	7.13%	84,292	6,194	7.35%	106,635	7,729	7.25%
Federal funds sold, securities purchased under agreement to resell and short-term investments	32,930	972	2.95%	87,948	4,831	5.49%	121,639	5,895	4.85%

Total interest earning assets and revenue	12,037,141	715,779	5.95%	11,749,433	811,235	6.90%	10,712,327	691,956	6.46%
Other assets	1,291,675			1,217,135			1,184,643
Less: allowance for credit losses	(128,015)			(109,433)			(98,817)

Total	$13,200,801			$12,857,135			$11,798,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:

Demand — interest bearing	$3,552,690	$60,333	1.70%	$3,191,433	$83,833	2.63%	$2,886,030	$60,145	2.08%
Savings	712,330	5,280	0.74%	718,080	9,301	1.30%	744,106	7,987	1.07%
Other time	3,874,192	148,591	3.84%	4,636,436	215,723	4.65%	4,211,371	172,368	4.09%
Federal funds purchased,securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	1,565,381	26,858	1.72%	1,057,057	48,098	4.55%	807,860	35,835	4.44%
Junior subordinated debt securities	160,312	12,469	7.78%	159,939	13,067	8.17%	144,847	11,791	8.14%
Long-term FHLB borrowings	278,845	11,046	3.95%	144,006	8,321	5.77%	136,411	7,966	5.84%

Total interest bearing liabilities and expense	10,143,750	264,577	2.61%	9,906,951	378,343	3.81%	8,930,625	296,092	3.32%
Demand deposits - noninterest bearing	1,664,787			1,654,149			1,712,934
Other liabilities	167,984			175,035			154,262

Total liabilities	11,976,521			11,736,135			10,797,821
Shareholders’ equity	1,224,280			1,121,000			1,000,332

Total	$13,200,801			$12,857,135			$11,798,153

Net interest revenue		$451,202			$432,892			$395,864

Net interest margin			3.75%			3.68%			3.70%
Net interest rate spread			3.34%			3.09%			3.14%
Interest bearing liabilities to interest earning assets			84.27%			84.32%			83.37%

(1)	Includes taxable equivalent adjustment to interest of approximately $3,293,000, $3,380,000 and $3,055,000 in 2008, 2007 and 2006, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of approximately $440,000 in 2008 using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of approximately $4,368,000, $4,445,000 and $4,304,000 in 2008, 2007 and 2006, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of approximately $2,265,000, $2,168,000 and $2,706,000 in 2008, 2007 and 2006, respectively, using an effective tax rate of 35%.

     Net interest revenue may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table below presents an analysis of rate and volume change in net interest revenue from 2007 to 2008 and from 2006 to 2007. Changes that are not solely a result of volume or rate have been allocated to volume.

	2008 over 2007 - Increase (Decrease)			2007 over 2006 - Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
(Taxable equivalent basis)	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$40,580	$(119,515)	$(78,935)	$92,203	$23,670	$115,873
Loans held for sale	3,008	(1,303)	1,705	1,759	(150)	1,609
Held-to-maturity securities:
Taxable	(11,420)	2,397	(9,023)	571	4,561	5,132
Non-taxable	(338)	117	(221)	352	52	404
Available-for-sale securities:
Taxable	(4,895)	(504)	(5,399)	(6,664)	5,524	(1,140)
Non-taxable	457	(181)	276	(1,642)	107	(1,535)
Federal funds sold, securities purchased under agreement to resell and short-term investments	(1,624)	(2,235)	(3,859)	(1,851)	787	(1,064)

Total	25,768	(121,224)	(95,456)	84,728	34,551	119,279

INTEREST EXPENSE
Demand — interest bearing	6,135	(29,635)	(23,500)	8,022	15,666	23,688
Savings	(43)	(3,978)	(4,021)	(337)	1,651	1,314
Other time	(29,235)	(37,897)	(67,132)	19,777	23,578	43,355
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	8,722	(29,962)	(21,240)	11,339	924	12,263
Junior subordinated debt securities	29	(627)	(598)	1,233	43	1,276
Long-term FHLB borrowings	5,341	(2,616)	2,725	452	(97)	355

Total	(9,051)	(104,715)	(113,766)	40,486	41,765	82,251

Total increase (decrease)	$34,819	$(16,509)	$18,310	$44,242	$(7,214)	$37,028

Interest Rate Sensitivity
     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2008:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$13,542	$—	$—	$—
Held-to-maturity securities	21,374	298,600	788,678	224,869
Available-for-sale securities	54,349	4,131	381,119	543,260
Loans, net of unearned income	5,084,598	1,582,779	2,838,444	185,456
Loans held for sale	162,832	293	1,782	24,335

Total interest earning assets	5,336,695	1,885,803	4,010,023	977,920

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits and savings	4,582,633	—	—	—
Other time deposits	876,278	1,782,714	733,557	1,560
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	1,855,821	4,762	36,293	—
Long-term FHLB borrowings and junior subordinated debt securities	—	—	257,812	188,812
Other	3	18	—	100

Total interest bearing liabilities	7,314,735	1,787,494	1,027,662	190,472

Interest rate sensitivity gap	$(1,978,040)	$98,309	$2,982,361	$787,448

Cumulative interest sensitivity gap	$(1,978,040)	$(1,879,731)	$1,102,630	$1,890,078

     In the event interest rates decline after 2008, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period, as the cost of funds will decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in the event interest rates increase after 2008, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at December 31, 2008 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.
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

The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provides an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan to collateral values and borrower creditworthiness). Further, the Bank requires that a group of loans that have adverse internal ratings or that are significantly past due be subject to testing for impairment as required by SFAS No. 114. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators.
     The provision for credit losses, the allowance for credit losses as a percentage of loans and leases outstanding at December 31, 2008, 2007 and 2006 and net charge-offs and net charge-offs as a percentage of average loans and leases for those years are shown in the following table:

	December 31
	2008	2007	2006
	(Dollars in thousands)
Provision for credit losses	$56,176	$22,696	$8,577
Allowance for credit losses as a percentage of loans and leases outstanding	1.37%	1.25%	1.26%
Net charge-offs	$38,154	$12,486	$11,243
Net charge-offs as a percentage of average loans and leases	0.40%	0.14%	0.15%
     The increase in the provision for credit losses in 2008 compared to 2007 and in 2007 compared to 2006 was a result of the credit risk from the loan growth experienced by the Company, an increase in net charge-offs, as well as some downward migration of loans within the Bank’s loan and lease credit ratings and classifications due to the current economic environment. The increase in the provision for credit losses in 2007 compared to 2006 was also a result of the $5.9 million reduction in the provision for credit losses in 2006 related to Hurricane Katrina because losses in the area impacted by the hurricane were less than originally anticipated. Net charge-offs as a percentage of average loans and leases increased in 2008 when compared to 2007 as a result of the Company addressing emerging credit issues. Because our mortgage lending decisions are based on conservative lending policies, the Company continues to have only nominal direct exposure to the credit issues affecting the sub-prime residential mortgage market. Net charge-offs in 2006 reflected the recovery of $1.4 million in life insurance proceeds from a policy assigned to the Company to secure a loan that was previously charged-off.
     Non-performing assets include non-accrual loans and leases, loans and leases more than 90 days past due and foreclosed real estate. Non-performing assets totaled $110.3 million at December 31, 2008, compared to $53.5 million at December 31, 2007 and $33.9 million at December 31, 2006. The increase in the Bank’s non-performing assets in 2008 when compared to 2007 and in 2007 when compared to 2006 reflected additional foreclosed properties resulting from the weakening in the residential real estate sector affecting certain of our markets. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses during 2008 and 2007. For more information on nonperforming assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans and Leases.”

Noninterest Revenue
     The components of noninterest revenue for the years ended December 31, 2008, 2007 and 2006 and the percentage change between such years are shown in the following table:

	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount
		(Dollars in thousands)
Mortgage lending	$2,146	(65.5)%	$6,214	1.6%	$6,117
Credit card, debit card and merchant fees	33,743	13.1	29,836	15.7	25,779
Service charges	67,534	(1.4)	68,479	8.5	63,124
Trust income	9,330	(8.1)	10,154	(2.3)	10,388
Securities (losses) gains, net	(5,849)	NM	121	202.5	40
Insurance commissions	86,661	21.7	71,182	12.5	63,286
Other	48,815	6.6	45,813	22.6	37,360

Total noninterest revenue	$242,380	4.6%	$231,799	12.5%	$206,094

NM = not meaningful
     The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to generate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Mortgage Servicing Rights” of this Report.
     Origination revenue, a component of mortgage lending, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Origination volume of $963.0 million, $876.1 million and $614.9 million produced origination revenue of $8.1 million, $5.4 million and $4.1 million for 2008, 2007 and 2006, respectively.
     Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $9.7 million, $9.1 million and $9.1 million for 2008, 2007 and 2006, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. The decline in fair value on MSRs was $15.7 million, $8.3 million and $7.1 million for 2008, 2007 and 2006, respectively.
     The following table presents the Company’s mortgage lending operations for 2008, 2007 and 2006:

	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount
		(Dollars in thousands)
Origination revenue	$8,148	50.1%	$5,428	32.2%	$4,105

Servicing:
Servicing revenue	9,733	6.9	9,104	0.2	9,088
Decline in fair value	(15,735)	(89.2)	(8,318)	(17.6)	(7,076)

Total	(6,002)	NM	786	(60.9)	2,012

Mortgage revenue	$2,146	(65.5)	$6,214	1.6	$6,117

	(Dollars in millions)
Origination volume	$963	9.0	$876	42.4	$615

Mortgage loans serviced at year-end	$3,068	7.1	$2,864	2.7	$2,788

NM=not meaningful

     Debit card, credit card and merchant fees increased in 2008 when compared to 2007 as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts remained relatively static in 2008 when compared to 2007. Trust income decreased in 2008 when compared to 2007 primarily because of decreases in the value of assets under care (either managed or custody). Net security losses of $5.8 million were recorded in 2008, while net security gains of approximately $121,000 and $40,000 were recorded in 2007 and 2006, respectively. These amounts reflected the sales of securities from the available-for-sale portfolio and certain securities that were within three months of maturity from the held-to-maturity portfolio. The sale of the held-to-maturity securities occurred so near maturity that management believed changes in interest rates would not have a significant impact on fair value. The net security losses in 2008 included an $8.6 million other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities. While these securities remained current as to interest payments, their fair value was negatively impacted by current market conditions. The increase in insurance commissions in 2008 when compared to 2007 was primarily a result of the increase in policies written in 2008, higher policy premiums and the acquisitions of one insurance agency during the third quarter of 2007 and two additional insurance agencies during the first quarter of 2008.
     Other noninterest revenue increased in 2008 when compared to 2007 as a result of increases in corporate analysis charges and annuity fees. Also reflected in other noninterest revenue during 2008 is a first quarter gain of $2.78 million related to the sale of shares of Visa, Inc. common stock in connection with its initial public offering and a second quarter gain of $2.56 million related to the sale of shares of MasterCard Incorporated common stock. The Company owned 103,193 shares of Visa, Inc. class B stock and 10,688 shares of MasterCard Incorporated class B stock at December 31, 2008. Other noninterest revenue increased in 2007 when compared to 2006 as a result of increases in corporate analysis charges, check printing fees, brokerage revenue and gains related to the disposition of fixed assets. Also reflected in other noninterest revenue for 2007 were gains of $3.4 million related to the redemption of a portion of the Company’s MasterCard common stock holdings. Other noninterest revenue included gains of approximately $704,000, $2.3 million and $2.9 million in 2008, 2007 and 2006, respectively, from the sales of student loans originated by the Company. Student loan sales were reduced during 2008, contributing to the increase in loans held for sale. All of the Company’s student loans are fully guaranteed by the federal government.
Noninterest Expense
     The components of noninterest expense for the years ended December 31, 2008, 2007 and 2006 and the percentage change between years are shown in the following table:

	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount
		(Dollars in thousands)
Salaries and employee benefits	$271,556	6.3%	$255,342	8.9%	$234,580
Occupancy, net	39,846	13.5	35,098	9.8	31,972
Equipment	25,211	4.1	24,214	3.4	23,422
Other	116,073	2.4	113,404	9.9	103,180

Total noninterest expense	$452,686	5.8%	$428,058	8.9%	$393,154

     Salaries and employee benefits expense for 2008, 2007 and 2006 increased as a result of increases in incentive payments (especially commission-based), salary increases, increases in the cost of employee heath care benefits, compensation costs associated with the acquisition of The Signature Bank on March 1, 2007, and the hiring of employees to staff the new banking and insurance locations added during those years. Pension plan costs, a component of salaries and employee benefits expense, decreased to $3.9 million in 2008 after decreasing to $6.8 million in 2007 compared to $8.7 million in 2006. Occupancy expense increased in 2008, 2007 and 2006 principally as a result of additional branch offices, bank buildings, insurance agencies and facilities opened during those years, including the acquisition of The Signature Bank. Equipment expense increased when comparing 2008 to 2007 as well as when comparing 2007 to 2006 because of increased depreciation related to equipment purchased in 2008 and 2007. The increase in other noninterest expense in 2008 compared to 2007 was primarily a result of market increases and general inflation in the cost of services and supplies purchased by the Company during 2007. The increase in noninterest expense during 2008 was partially offset by the $1.1 million reversal of a portion of the $2.3 million litigation expense reported in 2007 related to the Company’s guarantee of VISA, Inc.’s projected obligations for certain litigation matters during the first quarter of 2008, as well as the $1.1 million reversal of a portion of a previously recorded litigation contingency as a result of a favorable court ruling during the second quarter of 2008. Virtually all categories of noninterest expense reflect some increase in 2007 when compared to 2006 as a result of the acquisition of The Signature Bank on March 1, 2007.
Income Taxes
     Income tax expense was $53.9 million in 2008, $66.0 million in 2007 and $65.0 million in 2006. The decrease in the income tax expense in 2008 compared to 2007 was primarily a result of a decrease in the level of pretax income, which decreased 14.5% in 2008 compared to 2007. Conversely, the increase in the income tax expense in 2007 compared to 2006 was primarily a result of an increase in the level of pretax income, which increased 7.25% in 2007 compared to 2006. The effective tax rate for 2008 was 30.9% compared to 32.4% for 2007 and 34.2% for 2006. The decrease in the effective tax rate from 2007 to 2008 is primarily a result of the 14.5% decrease in pretax income from 2008 to 2007, while tax preference items, such as tax-exempt interest income, remained relatively consistent in both years. The decrease in the effective tax rate from 2006 to 2007 was primarily a result of a $6.8 million increase in the provision for income taxes due to a statutory limitation that prevented the Company from recovering excess income taxes paid in prior years. This increase was partially offset by the reversal of a previously recorded tax contingency of approximately $2.0 million related to a tax assessment resulting from an audit performed by the State Tax Commission of the State of Mississippi for tax years 1998 through 2001. The issues related to the audit were resolved in June 2006. With the previously recorded contingency no longer deemed necessary, that amount was credited against the 2006 income tax expense. Details of the deferred tax assets and liabilities are included in Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report. Further information about the resolution of the Mississippi tax audit are included in Note 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report.
FINANCIAL CONDITION
Loans and Leases
     The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 78.3% of average earning assets during 2008. The following table indicates the average loans and leases, year-end balances of the loan and lease portfolio and the percentage increases for the years presented:

	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount
		(Dollars in millions)
Loans and leases, net of unearned - average	$9,430	7.3%	$8,785	15.9%	$7,580
Loans and leases, net of unearned - year-end	9,691	5.6	9,180	16.6	7,871
     Average loans and leases increased 7.3% in 2008 compared to 2007. Loans and leases outstanding at December 31, 2008 increased 5.6% compared to December 31, 2007. The increase in year-end and average loans and leases at December 31, 2008 when compared to December 31, 2007 is primarily a result of the continued moderate loan demand realized in the markets served by the Company. Average loans and leases increased 15.9% in 2007 compared to 2006. Loans and leases outstanding at December 31, 2007 increased 16.6% compared to December 31, 2006. The increase in year-end and average loans and leases at December 31, 2007 when compared to December 31, 2006 was primarily a result of the loans from The Signature Bank acquisition during the first quarter of 2007.

     The Company’s non-performing assets, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2008	2007	2006
	(Dollars in thousands)
Foreclosed properties	$46,317	$24,281	$10,463
Non-accrual loans	28,168	9,789	6,603
Loans 90 days or more past due, still accruing	33,373	18,671	15,282
Restructured loans and leases still accruing	2,472	721	1,571

Total non-performing assets	$110,330	$53,462	$33,919

Total non-performing assets as a percentage of net loans	1.14%	0.58%	0.43%

     Non-performing assets increased significantly in 2008 compared to 2007 and 2006. The increase in foreclosed properties is reflective of the general slow down in the residential real estate sector in certain of the Bank’s markets. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure. The increase in non-accrual and past due loans also reflects the effects of the recent economic environment on the Bank’s loan portfolio. The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration. If a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of non-performing assets.
     Loans the Company considered impaired, which were included in non-performing assets, totaled $25.5 million, $9.5 million and $9.1 million at December 31, 2008, 2007 and 2006, respectively.
     The Company has not, as a matter of policy, made or participated in any loans or investments relating to extraordinary corporate transactions such as leveraged buyouts or leveraged recapitalizations. At December 31, 2008, 2007 and 2006, the Company did not have any concentration of loans in excess of 10% of loans outstanding. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company conducts business in a geographically concentrated area but does not consider this factor alone in identifying loan concentrations. The ability of the Company’s borrowers to repay loans may be dependent upon the economic conditions prevailing in the Company’s market area.
     The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of non-performing loans (“NPL”) at December 31, 2008:

			NPL as a %
Loan and Lease Portfolio	Outstanding	NPL	of Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,288,005	$7,397	0.57%
Real estate
Consumer mortgages	2,096,568	17,970	0.86
Home equity	511,480	939	0.18
Agricultural	234,024	849	0.36
Commercial and industrial-owner occupied	1,465,027	4,529	0.31
Construction, acquisition and development	1,689,719	24,874	1.47
Commercial	1,568,956	1,445	0.09
Credit cards	93,650	3,882	4.15
All other	743,848	2,128	0.29

Total loans	$9,691,277	$64,013	0.66%

     The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2008:

		90+ Days			NPL as a
Real Estate Construction,		Past Due still	Non-accruing		% of
Acquisition and Development	Outstanding	Accruing	Loans	NPL	Outstanding
	(Dollars in thousands)
Multi-family construction	$43,236	$—	$—	$—	—%
Condominiums	8,618	—	—	—	—
One-to-four family construction	362,387	3,181	611	3,792	1.04
Recreation and all other loans	49,960	—	—	—	—
Commercial construction	371,301	—	3,513	3,513	0.95
Commercial acquisition and development	253,291	261	—	261	0.10
Residential acquisition and development	600,926	9,039	8,269	17,308	2.88

Total	$1,689,719	$12,481	$12,393	$24,874	1.47%

Securities and Other Earning Assets
     The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $258.5 million at December 31, 2008, compared to $272.2 million at the end of 2007. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
     At December 31, 2008, the Company’s available-for-sale securities totaled $982.9 million. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2008, the Company held no securities whose decline in fair value was considered other than temporary, except for pooled trust preferred securities that incurred an other-than-temporary charge of $8.6 million recorded during 2008, resulting in a remaining book value of $2.4 million.
     Net unrealized gains on investment securities as of December 31, 2008 totaled $77.3 million. Net unrealized gains on held-to-maturity securities comprised $58.7 million of that total, while net unrealized gains on available-for-sale securities were $18.6 million. Net unrealized losses on investment securities as of December 31, 2007 totaled $33.9 million. Of that total, $25.5 million was attributable to held-to-maturity securities and $8.4 million was attributable to available-for-sale securities.
Deposits
     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas.
     The following table presents the Company’s average deposit mix and percentage change for the years indicated:

	2008		2007		2006
	Average	%	Average	%	Average
	Balance	Change	Balance	Change	Balance
		(Dollars in millions)
Interest bearing deposits	$8,139	(4.8)%	$8,546	9.0%	$7,841
Noninterest bearing deposits	1,665	0.7	1,654	(3.4)	1,713

Total average deposits	$9,804	(3.9)	$10,200	6.8	$9,554

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

     To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings and also has access to the Federal Reserve discount window and other bank lines. During 2007, the Company chose to fund its loan growth with short-term FHLB advances rather than with higher rate time deposits. The Company continued to fund its loan growth with short-term FHLB advances as well as with lower rate long-term FHLB advances in 2008. The Company had short-term advances from the FHLB and the Federal Reserve totaling $691.5 million and $706.6 million at December 31, 2008 and 2007, respectively. The Company had long-term advances totaling $286.3 million at December 31, 2008, an increase of 221.8% from $89.0 million at December 31, 2007. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had approximately $1.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2008.
     The Company also had non-binding federal funds borrowing arrangements with other banks aggregating $1.3 billion at December 31, 2008. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio. The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted due to the disruption in the financial markets. Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by the current economic condition. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.
Off-Balance Sheet Arrangements
     In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2008, commitments to extend credit included $183.9 million for letters of credit and $2.4 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit are made at variable rates, included in these commitments are forward commitments to fund individual fixed-rate mortgage loans of $84.3 million at December 31, 2008, with a carrying value and fair value reflecting a gain of approximately $1.3 million, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2008, the Company had $139.7 million in such commitments to sell, with a carrying value and fair value reflecting a loss of approximately $1.9 million, which had been recognized in the Company’s results of operations. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.
Regulatory Requirements for Capital
     The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve. These guidelines apply a variety of weighting factors which vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity, qualifying noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier II consists of cumulative perpetual preferred stock, general allowance for losses on loans and leases, “hybrid” debt capital instruments, and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, were 10.79% and 12.04%, respectively, at December 31, 2008, compared to 10.96% and 12.14%, respectively, at December 31, 2007. Both ratios exceeded the required minimum levels of 4% and 8%, respectively, for each period. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.65% at December 31, 2008 and 8.39% at December 31, 2007, compared to the required minimum Tier I leverage capital ratio of 4%.

     The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category as of December 31, 2008 as its Tier I capital, total capital and leverage capital ratios were 10.35%, 11.61% and 8.30%, respectively.
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
Uses of Capital
     The Company may pursue acquisitions of depository institutions and businesses closely related to banking which further the Company’s business strategies. The Company anticipates that consideration for any such transactions would be shares of the Company’s common stock, cash or a combination thereof. For example, the merger with City Bancorp, the holding company of The Signature Bank, was completed on March 1, 2007 and the consideration in that transaction was a combination of shares of the Company’s common stock and cash (see Note 2 to the Company’s Consolidated Financial Statements included elsewhere in this Report).
     On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 to April 30, 2009. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2008, 460,700 shares had been repurchased under this program but the Company did not repurchase any shares of its common stock during the three months ended December 31, 2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
     In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company. The $125.0 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve that trust preferred securities will no longer qualify as Tier I capital.
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

Contractual Obligations
     The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2008:

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Contractual obligations:
Deposit maturities	$9,711,872	$8,976,755	$534,558	$198,999	$1,560
Junior subordinated debt	160,312	—	—	—	160,312
Long-term FHLB borrowings	286,312	—	206,312	51,500	28,500
Short-term FHLB and other borrowings	691,665	691,548	36	36	45
Operating lease obligations	23,884	5,465	7,443	4,820	6,156
Purchase obligations	13,863	7,488	6,193	141	41

Total contractual obligations	$10,887,908	$9,681,256	$754,542	$255,496	$196,614

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
Certain Litigation Contingencies
     The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in nine states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.
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
     The Company reported litigation expense of approximately $2.3 million in 2007 as a result of legal and other accruals established relative to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and were based on information available from Visa, Inc. and other member banks. The Bank, as a member of Visa, Inc., is obligated to share in certain liabilities associated with Visa, Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of this reserve was reversed and recorded as a reduction of litigation expense as a result of Visa, Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid.
     During the second quarter of 2008, $1.1 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling.
Income Tax Contingencies
     During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Company’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of approximately $40,000 plus interest of approximately $25,000. The balance of the previously recorded liability related to this matter of approximately $2.0 million was credited against the Company’s 2006 second quarter’s income tax expense.

Recent Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The January 1, 2007 adoption of FIN 48 has had no material impact on the financial position or results of operations of the Company.
     In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B-40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG B40 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The January 1, 2007 adoption of SFAS No. 155 has had no material impact on the financial position or results of operations of the Company.
     In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statement on a nonrecurring basis. FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The January 1, 2008 adoption of SFAS No. 157 and FSP FAS 157-2 has had no material impact on the financial position or results of operations of the Company. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS No. 157 to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2. The Company believes that the adoption of the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities, as required by FSP FAS 157-2, will have no material impact on the financial position or results of operations of the Company.
     In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” EITF 06-4 was effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The January 1, 2008 adoption of EITF 06-04 resulted in a cumulative-effect adjustment to reduce retained earnings by approximately $3.6 million at January 1, 2008.
     In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option in regards to items not previously recorded at fair value. Therefore, the January 1, 2008 adoption of SFAS No. 159 has had no material impact on the financial position or results of operations of the Company.

     In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 was effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The January 1, 2008 adoption of SAB No. 109 has had no material impact on the financial position or results of operations of the Company.
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
     In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB No. 51” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company believes that the adoption of SFAS No. 160 will have no material impact on the financial position or results of operations of the Company.
     In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the financial position or results of operations of the company.
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
     The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2008. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
				(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans and leases	$1,930,792	$1,119,384	$822,651	$546,438	$349,971	$185,455	$4,954,691	$5,066,549
Average interest rate	5.51%	6.61%	6.41%	6.26%	5.86%	6.34%	6.05%
Variable interest rate loans and leases	$4,925,828	—	—	—	—	—	$4,925,828	$4,858,292
Average interest rate	4.73%	—	—	—	—	—	4.73%
Fixed interest rate securities	$378,454	$475,649	$344,789	$173,210	$176,149	$768,129	$2,316,380	$2,375,064
Average interest rate	4.00%	4.40%	4.92%	4.71%	4.64%	4.93%	4.63%
Other interest bearing assets	$13,542	—	—	—	—	—	$13,542	$13,542
Average interest rate	1.65%	—	—	—	—	—	1.65%

Mortgage servicing rights (1)	—	—	—	—	—	—	$24,972	$24,972

Rate-sensitive liabilities:
Savings and interest bearing checking	$4,582,633	—	—	—	—	—	$4,582,633	$4,582,633
Average interest rate	1.44%	—	—	—	—	—	1.44%
Fixed interest rate time deposits	$2,658,992	$357,906	$176,652	$112,854	$86,145	$1,560	$3,394,109	$3,426,475
Average interest rate	2.99%	3.87%	4.27%	4.55%	3.56%	6.59%	3.22%
Fixed interest rate borrowings	$20	$203,500	$2,812	$1,500	$50,000	$188,912	$446,744	$300,539
Average interest rate	7.46%	3.13%	5.75%	4.71%	5.95%	7.70%	5.40%
Variable interest rate borrowings	$1,896,876	—	—	—	—	—	$1,896,876	$1,893,630
Average interest rate	0.16%	—	—	—	—	—	0.16%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$116,961	—	—	—	—	—	$116,961	$116,961
Average interest rate	4.97%	—	—	—	—	—	4.97%
Forward contracts to sell individual fixed rate mortgage loans	$127,771	—	—	—	—	—	$127,771	$127,771
Average interest rate	4.83%	—	—	—	—	—	4.83%
Interest rate swap position to receive	$654,167	—	—	—	—	—	$654,167	$42,558
Average interest rate	3.75%	—	—	—	—	—	3.75%
Interest rate swap position to pay	$654,167	—	—	—	—	—	$654,167	$(42,558)
Average interest rate	6.27%	—	—	—	—	—	6.27%

(1)	Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.
     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 1. Business – Selected Financial Information – Investment Portfolio,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities and Other Earning Assets.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SELECTED QUARTERLY FINANCIAL DATA
Summary of Quarterly Results

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2008
Interest revenue	$190,459	$175,762	$172,624	$166,568
Net interest revenue	110,070	109,843	109,602	111,321
Provision for credit losses	10,811	11,237	16,306	17,822
Income before income taxes	52,020	59,808	40,670	21,856
Income tax expense	16,875	19,683	12,325	5,060
Net income	35,145	40,125	28,345	16,796
Earnings per share: Basic	0.43	0.49	0.34	0.20
Diluted	0.43	0.49	0.34	0.20
Dividends per share	0.21	0.22	0.22	0.22
2007
Interest revenue	$187,140	$202,555	$207,965	$203,582
Net interest revenue	98,668	106,658	107,916	109,657
Provision for credit losses	1,355	7,843	5,727	7,771
Income before income taxes	50,062	53,119	53,732	47,031
Income tax expense	16,485	17,238	17,475	14,803
Net income	33,577	35,881	36,257	32,228
Earnings per share: Basic	0.42	0.44	0.44	0.39
Diluted	0.42	0.43	0.44	0.39
Dividends per share	0.20	0.21	0.21	0.21

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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.
     The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 51 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
BancorpSouth, Inc.:
     We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Memphis, Tennessee
February 26, 2009

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
BancorpSouth, Inc.:
     We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
February 26, 2009

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31
	2008	2007
	(In thousands)
Assets
Cash and due from banks	$291,055	$322,926
Interest bearing deposits with other banks	13,542	12,710
Held-to-maturity securities (fair value of $1,392,205 and $1,651,445, respectively)	1,333,521	1,625,916
Available-for-sale securities (amortized cost of $964,210 and $992,835, respectively)	982,859	1,001,194
Loans and leases	9,740,867	9,227,495
Less: Unearned income	49,590	47,811
Allowance for credit losses	132,793	115,197

Net loans and leases	9,558,484	9,064,487
Loans held for sale	189,242	128,532
Premises and equipment, net	351,204	317,379
Accrued interest receivable	79,183	96,027
Goodwill	268,966	254,889
Other assets	412,162	365,781

Total Assets	$13,480,218	$13,189,841

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,735,130	$1,670,198
Interest bearing	3,904,307	3,276,275
Savings	678,326	698,449
Other time	3,394,109	4,419,177

Total deposits	9,711,872	10,064,099
Federal funds purchased and securities sold under agreement to repurchase	1,205,366	809,898
Short-term Federal Home Loan Bank borrowings and other short-term borrowings	691,510	706,586
Accrued interest payable	20,755	37,746
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	286,312	88,977
Other liabilities	163,831	125,597

Total Liabilities	12,239,958	11,993,215

Shareholders’ Equity
Common stock, $2.50 par value
Authorized - 500,000,000 shares; Issued - 83,105,100 and 82,299,297 shares, respectively	207,763	205,748
Capital surplus	215,255	198,620
Accumulated other comprehensive loss	(26,896)	(7,214)
Retained earnings	844,138	799,472

Total Shareholders’ Equity	1,240,260	1,196,626

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$13,480,218	$13,189,841

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2008	2007	2006
	(In thousands, except per share amounts)
Interest Revenue
Loans and leases	$589,965	$668,813	$553,265
Deposits with other banks	684	1,144	829
Federal funds sold and securities purchased under agreement to resell	288	3,687	5,066
Held-to-maturity securities:
Taxable	58,679	68,142	63,010
Tax-exempt	8,112	8,256	7,993
Available-for-sale securities:
Taxable	35,813	41,212	42,351
Tax-exempt	4,205	4,026	5,024
Loans held for sale	7,667	5,962	4,353

Total interest revenue	705,413	801,242	681,891

Interest Expense
Interest bearing demand	60,333	83,833	60,145
Savings	5,280	9,301	7,987
Other time	148,591	215,723	172,368
Federal funds purchased and securities sold under agreement to repurchase	14,999	34,517	29,889
FHLB borrowings	22,458	21,871	13,835
Other	12,916	13,098	11,868

Total interest expense	264,577	378,343	296,092

Net interest revenue	440,836	422,899	385,799
Provision for credit losses	56,176	22,696	8,577

Net interest revenue, after provision for credit losses	384,660	400,203	377,222

Noninterest Revenue
Mortgage lending	2,146	6,214	6,117
Credit card, debit card and merchant fees	33,743	29,836	25,779
Service charges	67,534	68,479	63,124
Trust income	9,330	10,154	10,388
Securities (losses) gains, net	(5,849)	121	40
Insurance commissions	86,661	71,182	63,286
Other	48,815	45,813	37,360

Total noninterest revenue	242,380	231,799	206,094

Noninterest Expense
Salaries and employee benefits	271,556	255,342	234,580
Occupancy, net of rental income	39,846	35,098	31,972
Equipment	25,211	24,214	23,422
Other	116,073	113,404	103,180

Total noninterest expense	452,686	428,058	393,154

Income before income taxes	174,354	203,944	190,162
Income tax expense	53,943	66,001	64,968

Net Income	$120,411	$137,943	$125,194

Net Income Per Share: Basic	$1.46	$1.69	$1.58

Diluted	$1.45	$1.69	$1.57

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries				Accumulated
Years Ended December 31, 2008, 2007 and 2006				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2005	79,237,345	$198,093	$108,961	$(16,233)	$686,345	$977,166
Net income	—	—	—	—	125,194	125,194
Change in fair value of available-for-sale securities, net of tax effect of $3,909	—	—	—	6,318	—	6,318
Minimum pension liability, net of tax effect of ($188)	—	—	—	302	—	302

Comprehensive income	—	—	—	—	—	131,814
Exercise of stock options	297,891	745	3,748	—	—	4,493
Income tax benefit from exercise of stock options	—	—	1,015	—	—	1,015
SFAS No. 123R reclassification of unearned compensation	—	—	(466)	—	466	—
Recognition of stock compensation	—	—	463	—	—	463
Purchase of stock	(425,663)	(1,064)	—	—	(9,723)	(10,787)
Adoption of SFAS No. 158, net of tax effect of ($9,372)	—	—	—	(15,129)	—	(15,129)
Other	—	—	—	—	63	63
Cash dividends declared, $0.79 per share	—	—	—	—	(62,513)	(62,513)

Balance, December 31, 2006	79,109,573	197,774	113,721	(24,742)	739,832	1,026,585
Net income	—	—	—	—	137,943	137,943
Change in fair value of available-for-sale securities, net of tax effect of $7,863	—	—	—	12,698	—	12,698
Change in pension funding status, net of tax effect of $2,992	—	—	—	4,830	—	4,830

Comprehensive income						155,471
Business combinations	3,313,848	8,284	77,897	—	—	86,181
Exercise of stock options	572,739	1,432	8,991	—	—	10,423
Income tax benefit from exercise of stock options	—	—	1,556	—	—	1,556
Recognition of stock compensation	—	—	1,742	—	—	1,742
Purchase of stock	(696,863)	(1,742)	(5,287)	—	(10,042)	(17,071)
Cash dividends declared, $0.83 per share	—	—	—	—	(68,261)	(68,261)

Balance, December 31, 2007	82,299,297	205,748	198,620	(7,214)	799,472	1,196,626
Net income	—	—	—	—	120,411	120,411
Change in fair value of available-for-sale securities, net of tax effect of $3,928	—	—	—	6,361	—	6,361
Change in pension funding status, net of tax effect of ($16,132)	—	—	—	(26,043)	—	(26,043)

Comprehensive income						100,729
Business combinations	13,717	34	260	—	—	294
Exercise of stock options	802,978	2,007	13,646	—	—	15,653
Income tax benefit from exercise of stock options	—	—	2,269	—	—	2,269
Recognition of stock compensation	4,108	11	460	—	—	471
Purchase of stock	(15,000)	(37)	—	—	(289)	(326)
Adjustment to reflect the change in accounting for split dollar life insurance (EITF 06-4)					(3,573)	(3,573)
Cash dividends declared, $0.87 per share	—	—	—	—	(71,883)	(71,883)

Balance, December 31, 2008	83,105,100	$207,763	$215,255	$(26,896)	$844,138	$1,240,260
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31
	2008	2007	2006
		(In thousands)
Operating Activities:
Net income	$120,411	$137,943	$125,194
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	56,176	22,696	8,577
Depreciation and amortization	29,752	27,950	25,597
Deferred taxes	(1,735)	15,552	6,295
Amortization of intangibles	5,927	5,074	4,634
Amortization of debt securities premium and discount, net	1,150	5,447	13,375
Share-based compensation expense	471	1,742	463
Security losses (gains), net	5,849	(121)	(40)
Net deferred loan origination expense	(8,839)	(8,040)	(7,513)
Excess tax benefit from exercise of stock options	(2,269)	(1,556)	(1,015)
Decrease (increase) in interest receivable	16,844	(2,843)	(10,360)
(Decrease) increase in interest payable	(16,991)	(915)	11,835
Realized gain on student loans sold	(704)	(2,315)	(2,866)
Proceeds from student loans sold	33,852	86,972	107,101
Origination of student loans held for sale	(90,088)	(102,798)	(106,954)
Realized gain on mortgages sold	(11,227)	(10,553)	(7,508)
Proceeds from mortgages sold	969,245	842,781	610,080
Origination of mortgages held for sale	(962,968)	(837,651)	(614,905)
Realized gain on insurance proceeds related to Hurricane Katrina	—	—	(1,000)
Increase in bank-owned life insurance	(7,170)	(7,097)	(6,397)
(Increase) decrease in prepaid pension asset	28,981	(41,951)	18,962
Other, net	(43,028)	(16,674)	(48,850)

Net cash provided by operating activities	123,639	113,643	124,705

Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	612,809	272,162	319,890
Proceeds from calls and maturities of available-for-sale securities	274,444	499,454	424,574
Proceeds from sales of held-to-maturity securities	30,145	—	—
Proceeds from sales of available-for-sale securities	827,310	—	270
Purchases of held-to-maturity securities	(350,973)	(175,682)	(632,495)
Purchases of available-for-sale securities	(1,078,531)	(424,880)	(113,299)
Net decrease in short-term investments	—	148,766	263,574
Net increase in loans	(567,296)	(554,190)	(504,660)
Purchases of premises and equipment	(64,881)	(39,632)	(52,883)
Proceeds from sale of premises and equipment	2,857	2,441	1,489
Proceeds from insurance related to Hurricane Katrina	—	—	1,000
Acquisition of businesses, net of cash acquired	(10,607)	(62,115)	(4,858)
Other, net	(900)	(1,362)	(955)

Net cash used in investing activities	(325,623)	(335,038)	(298,353)

Financing Activities:
Net (decrease) increase in deposits	(352,227)	(248,894)	103,320
Net increase in short-term debt and other liabilities	377,614	453,538	122,000
Redemption of junior subordinated debt securities	—	(3,093)	—
Advances of long-term debt	200,000	—	—
Repayment of long-term debt	(155)	(13,144)	(1,521)
Issuance of common stock	15,653	10,423	4,494
Purchase of common stock	(326)	(17,071)	(10,787)
Excess tax benefit from exercise of stock options	2,269	1,556	1,015
Payment of cash dividends	(71,883)	(77,735)	(61,890)

Net cash provided by financing activities	170,945	105,580	156,631

Increase in Cash and Cash Equivalents	(31,039)	(115,815)	(17,017)
Cash and Cash Equivalents at Beginning of Year	335,636	451,451	468,468

Cash and Cash Equivalents at End of Year	$304,597	$335,636	$451,451

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2008, 2007 and 2006
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates. The Company’s subsidiaries are engaged in the business of banking, insurance, brokerage and other activities closely related to banking. The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies. The following is a summary of the more significant accounting and reporting policies.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Risk Advantage, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash Flow Statements
     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of $281.6 million, $376.9 million and $284.3 million and income taxes of $44.7 million, $74.2 million and $84.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Fair value of assets acquired during 2008 as a result of business combinations totaled $26.2 million, while liabilities assumed totaled $10.9 million. Fair value of assets acquired during 2007 as a result of business combinations totaled $959.2 million, while liabilities assumed totaled $789.2 million.
Securities
     Securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are debt securities for which the Company has the ability and management has the intent to hold to maturity. They are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term. They are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Gains and losses on securities are determined on the identified certificate basis. Amortization of premium and accretion of discount are computed using the interest method. Changes in the valuation of securities where impairment is considered other than temporary are recorded as losses in the period recognized.
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
     Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of SFAS No. 125,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale in accordance with generally accepted accounting principles with the offsetting liability being reported as other liabilities. At December 31, 2008, the amount of loans subject to buy back was $6.3 million.
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
Other Real Estate Owned
     Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sales are included in other noninterest revenue. Other real estate owned is included in the other assets category of the consolidated balance sheet and totaled $46.3 million and $24.3 million at December 31, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets
     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2008.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with SFAS No. 156. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. MSRs are included in the other assets category of the consolidated balance sheet. Changes in the fair value of MSRs are recorded as part of mortgage lending noninterest revenue on the consolidated statement of income.
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
     The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Discount Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”) based on the December 31, 2008 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 6.25% for the Basic Plan, 6.50% for the Restoration Plan, and 6.50% for the Supplemental Plan based on a December 31, 2008 measurement date.

Stock-Based Compensation
     At December 31, 2008, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006. As a result, the Company recognized compensation costs for unvested awards granted before the adoption of SFAS No. 123R of approximately $2,000, $7,000 and $26,000 in 2008, 2007 and 2006, respectively. The Company recognized compensation costs for unvested awards granted after December 31, 2005 of approximately $1.1 million, $786,000 and $247,000 in 2008, 2007 and 2006, respectively. See Note 15, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.
Derivative Instruments
     The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.
     The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2008, the notional amount of customer related derivative financial instruments was $654.2 million with an average maturity of 86 months, an average interest receive rate of 3.8% and an average interest pay rate of 6.3%.
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
Recent Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The January 1, 2007 adoption of FIN 48 has had no material impact on the financial position or results of operations of the Company.

     In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” was issued. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B-40, “Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (DIG B40). DIG B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG B40 were effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The January 1, 2007 adoption of SFAS No. 155 has had no material impact on the financial position or results of operations of the Company.
     In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statement on a nonrecurring basis. FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The January 1, 2008 adoption of SFAS No. 157 and FSP FAS 157-2 has had no material impact on the financial position or results of operations of the Company. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS No. 157 to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2. The Company believes that the adoption of the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities, as required by FSP FAS 157-2, will have no material impact on the financial position or results of operations of the Company.
     In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” EITF 06-4 was effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The January 1, 2008 adoption of EITF 06-04 resulted in a cumulative-effect adjustment to reduce retained earnings by approximately $3.6 million at January 1, 2008.
     In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option in regards to items not previously recorded at fair value. Therefore, the January 1, 2008 adoption of SFAS No. 159 has had no material impact on the financial position or results of operations of the Company.
     In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 was effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The January 1, 2008 adoption of SAB No. 109 has had no material impact on the financial position or results of operations of the Company.

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
     In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The Company believes that the adoption of SFAS No. 160 will have no material impact on the financial position or results of operations of the Company.
     In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the financial position or results of operations of the company.
(2) BUSINESS COMBINATIONS
     On March 1, 2007, City Bancorp, a bank holding company with approximately $850 million in assets headquartered in Springfield, Missouri, merged with and into the Company. As a result of the merger, City Bancorp’s subsidiary, The Signature Bank, became a subsidiary of the Company. Effective July 1, 2007, The Signature Bank merged with and into BancorpSouth Bank. Consideration paid to complete this transaction consisted of 3,327,564 shares of the Company’s common stock in addition to cash paid to City Bancorp’s shareholders in the aggregate amount of approximately $83.8 million. The consideration has been adjusted to reflect the additional amount paid as a result of the settlement of a contingency during the first quarter of 2008. In addition, all outstanding City Bancorp stock options were converted into stock options to purchase 272,834 shares of the Company’s common stock. This transaction was accounted for as a purchase. This acquisition was not material to the financial position or results of operations of the Company.
     During the first quarter of 2008, the Company had two insignificant insurance agency acquisitions. An insurance agency, headquartered in Nacogdoches, Texas, and an insurance broker in Springfield, Missouri were acquired on January 1, 2008.
(3) HELD-TO-MATURITY SECURITIES
     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2008 and 2007 follows:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,079,431	$59,252	$—	$1,138,683
Obligations of states and political subdivisions	254,090	3,426	3,994	253,522

Total	$1,333,521	$62,678	$3,994	$1,392,205

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,375,656	$25,379	$2,034	$1,399,001
Obligations of states and political subdivisions	243,259	3,204	1,043	245,420
Other	7,001	23	—	7,024

Total	$1,625,916	$28,606	$3,077	$1,651,445

     Gross gains of approximately $284,000 and gross losses of approximately $5,000 were recognized in 2008, gross gains of approximately $105,000 and gross losses of approximately $6,000 were recognized in 2007 and gross gains of approximately $28,000 and gross losses of approximately $5,000 were recognized in 2006 on held-to-maturity securities. These gains and losses were generally the result of held-to-maturity securities being called prior to maturity. Included in the amounts for 2008, however, is a gross gain of approximately $142,000 related to the sale of held-to-maturity securities with an amortized cost of $30.0 million. These securities were sold because the maturity date was within 90 days of the sale date. The sale of these securities occurred so near maturity that management believed changes in interest rates would not have a significant impact on fair value.
     Held-to-maturity securities with a carrying value of approximately $1.1 billion at December 31, 2008 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2008 were securities with a carrying value of $149.1 million issued by the State of Mississippi and securities with a carrying value of $71.9 million issued by the State of Arkansas.
     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$306,095	$311,621
Maturing after one year through five years	786,396	835,576
Maturing after five years through ten years	151,313	158,496
Maturing after ten years	89,717	86,512

Total	$1,333,521	$1,392,205

     A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2008 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	46,340	2,791	23,348	1,203	69,688	3,994

Total	$46,340	$2,791	$23,348	$1,203	$69,688	$3,994

     Based upon review of the credit quality of these securities, the fact that the issuers are in compliance with the terms of the securities, and the ability and intent to hold these securities for a period of time sufficient for a recovery of costs, at which time the fair value will mirror amortized cost, the impairments related to these securities were determined to be temporary.

(4) AVAILABLE-FOR-SALE SECURITIES
     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2008 and 2007 follows:

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$835,195	$21,845	$3,031	$854,009
Obligations of states and political subdivisions	83,102	714	1,277	82,539
Other	45,913	407	9	46,311

Total	$964,210	$22,966	$4,317	$982,859

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$850,119	$11,423	$5,018	$856,524
Obligations of states and political subdivisions	84,853	1,246	218	85,881
Preferred stock	843	118	—	961
Other	57,020	1,226	418	57,828

Total	$992,835	$14,013	$5,654	$1,001,194

     Gross gains of $2.5 million and gross losses of $8.6 million were recognized in 2008, gross gains of approximately $22,000 were recognized in 2007 and gross gains of approximately $117,000 were recognized in 2006 on available-for-sale securities. The gross losses of $8.6 million in 2008 were the result of the other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities. While these securities remained current as to interest payments, their fair value was negatively impacted by current market conditions. Subsequent to the $8.6 million other-than-temporary charge, the securities had a remaining book value of $2.4 million.
     Available-for-sale securities with a carrying value of approximately $725.8 million at December 31, 2008 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2008, were securities with a carrying value of $27.2 million issued by the State of Mississippi and securities with a carrying value of $49.0 million issued by the State of Arkansas.
     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2008 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	2008
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$10,690	$10,692
Maturing after one year through five years	559,879	577,559
Maturing after five years through ten years	178,823	179,284
Maturing after ten years	214,818	215,324

Total	$964,210	$982,859

     A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2008 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$37,391	$749	$97,819	$2,282	$135,210	$3,031
Obligations of states and political subdivisions	25,144	1,258	196	19	25,340	1,277
Other	9	9	—	—	9	9

Total	$62,544	$2,016	$98,015	$2,301	$160,559	$4,317

     Based upon a review of the credit quality of these securities, the fact that the issuers are in compliance with the terms of the securities, the ability and intent to hold these securities for a period of time sufficient for a recovery of costs and the volatility of their market price, the impairments related to these securities were determined to be temporary.
(5) LOANS AND LEASES
     A summary of loans and leases classified by collateral type at December 31, 2008 and 2007 follows:

	2008	2007
	(In thousands)
Commercial and agricultural	$1,288,227	$1,236,776
Consumer and installment	401,688	450,882
Real estate mortgage:
One-to-four family	2,608,047	2,529,986
Other	4,957,726	4,490,445
Lease financing	279,505	285,865
Other	205,674	233,541

Total	$9,740,867	$9,227,495

     Non-performing loans and leases consist of both non-accrual loans and leases and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans and leases was $28.2 million and $9.8 million at December 31, 2008 and 2007, respectively. Restructured loans and leases, excluding those included in the non-accrual or past due category, totaled approximately $2.5 million and $721,000 at December 31, 2008 and 2007, respectively.
     The total amount of interest earned on non-performing loans and leases was approximately $495,000, $385,000 and $114,000 in 2008, 2007 and 2006, respectively. The gross interest income which would have been recorded under the original terms of those loans and leases amounted to approximately $1,816,000, $964,000 and $475,000 in 2008, 2007 and 2006, respectively.
     Loans considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures — an amendment of FASB Statement No. 114,” are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2008 and 2007 was $25.5 million and $9.5 million, respectively, with a valuation allowance of $9.1 million and $4.4 million, respectively. The average recorded investment in impaired loans during 2008 and 2007 was $22.9 million and $8.0 million, respectively.

(6) ALLOWANCE FOR CREDIT LOSSES
     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$115,197	$98,834	$101,500
Provision charged to expense	56,176	22,696	8,577
Recoveries	3,913	4,355	4,860
Loans and leases charged off	(42,067)	(16,841)	(16,103)
Other, net	(426)	6,153	—

Balance at end of year	$132,793	$115,197	$98,834

(7) PREMISES AND EQUIPMENT
     A summary by asset classification at December 31, 2008 and 2007 follows:

	Estimated
	Useful Life
	Years	2008	2007
		(In thousands)
Land	N/A	$73,529	$59,170
Buildings and improvements	10-40	285,691	246,255
Leasehold improvements	10-39	11,156	10,566
Equipment, furniture and fixtures	3-12	258,509	239,164
Construction in progress	N/A	11,536	25,221

Subtotal		640,421	580,376
Accumulated depreciation and amortization		289,217	262,997

Premises and equipment, net		$351,204	$317,379

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2008 and 2007:

	2008
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2008	$214,780	$40,109	$254,889
Goodwill acquired during the year	673	11,239	11,912
Purchase accounting adjustments	2,165	—	2,165

Balance as of December 31, 2008	$217,618	$51,348	$268,966

	2007
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2007	$105,083	$38,635	$143,718
Goodwill acquired during the year	109,697	1,474	111,171

Balance as of December 31, 2007	$214,780	$40,109	$254,889

     The Community Banking goodwill acquired during 2008 is related to the acquisition of City Bancorp and the additional purchase price paid as a result of the settlement of a contingency during the first quarter of 2008. Also, an adjustment was made in the first quarter of 2008 to the allocation of the purchase price in conjunction with the acquisition of City Bancorp that related to a loan acquired which was subsequently determined to be unsubstantiated.

     The Company’s annual goodwill impairment evaluation for 2008 and 2007 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.
     The following table presents information regarding the components of the Company’s identifiable intangible assets included in the other assets category on the consolidated balance sheet for the years ended December 31, 2008 and 2007:

	Year ended		Year ended
	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$16,607	$27,801	$14,448
Customer relationship intangibles	32,186	16,064	24,639	12,536
Non-solicitation intangibles	600	440	665	265

Total	$60,587	$33,111	$53,105	$27,249

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Year ended
	December 31,
	2008	2007
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$2,159	$2,742
Customer relationship intangibles	3,528	2,124
Non-solicitation intangibles	240	208

Total	$5,927	$5,074

     The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2009, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
		(In thousands)
Estimated amortization expense:
For the year ending December 31, 2009	$1 ,800	$2,996	$160	$4,956
For the year ending December 31, 2010	1,308	2,551	—	3,859
For the year ending December 31, 2011	1,016	2,178	—	3,194
For the year ending December 31, 2012	946	1,863	—	2,809
For the year ending December 31, 2013	582	1,595	—	2,177
(9) TIME DEPOSITS AND SHORT-TERM DEBT
     Certificates of deposit and other time deposits of $100,000 or more amounting to approximately $1.5 billion and $2.1 billion were outstanding at December 31, 2008 and 2007, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled $66.4 million, $106.1 million and $82.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

     For time deposits with a remaining maturity of more than one year at December 31, 2008, the aggregate amount of maturities for the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2010	$357,906
2011	176,652
2012	112,854
2013	86,145
2014	211
Thereafter	1,349

Total	$735,117

     Presented below is information relating to short-term debt for the years ended December 31, 2008, 2007 and 2006:

	2008
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$350,000	0.1%	$183,823	1.1%	$755,000
Securities sold under agreement to repurchase	855,366	0.2	896,660	1.4	1,074,963
Federal Reserve discount window borrowings	250,000	0.3	19,310	1.1	250,000
Short-term FHLB advances	441,510	0.1	465,027	2.5	975,000

Total	$1 ,896,876		$1,564,820		$3,054,963

	2007
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$2 00	2.8%	$39,558	5.3%	$185,281
Flexible repurchase agreements purchased	—	—	4,149	4.2	8,581
Securities sold under agreement to repurchase	809,698	3.4	737,861	4.4	912,691
Short-term FHLB advances	706,586	2.9	279,125	4.9	706,586

Total	$1,516,484		$1,060,693		$1,813,139

	2006
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$2 ,400	4.8%	$19,809	5.3%	$51,450
Flexible repurchase agreements purchased	10,957	4.1	38,237	4.0	55,875
Securities sold under agreement to repurchase	659,081	4.5	637,026	4.3	715,011
Short-term FHLB advances	200,000	5.2	111,789	5.3	325,000

Total	$872,438		$806,861		$1,147,336

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase. At December 31, 2008, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $1.3 billion.
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
     At December 31, 2008, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2010	2.88%-5.86%	$203,500
2011	5.28%-6.93%	2,812
2012	4.71%	1,500
2013	5.95%	50,000
Thereafter	4.69%-5.99%	28,500

Total		$286,312

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
     Pursuant to the merger with Premier Bancorp, Inc. on December 31, 2004, the Company assumed the liability for $3.1 million in Junior Subordinated Debt Securities issued to Premier Bancorp Capital Trust I, a statutory trust. Premier Bancorp Capital Trust I used the proceeds from the issuance of 3,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities were scheduled to mature on November 7, 2032. The Company redeemed the Junior Subordinated Debt Securities and the related trust preferred securities at par on November 7, 2007.
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
(12) INCOME TAXES
     Total income taxes for the years ended December 31, 2008, 2007 and 2006 were allocated as follows:

	2008	2007	2006
		(In thousands)
Income tax expense	$53,943	$66,001	$64,968
Shareholders’ equity for other comprehensive income	(12,204)	10,855	(5,275)
Shareholders’ equity for stock option plans	2,269	(1,556)	(1,015)

Total	$44,008	$75,300	$58,678

     The components of income tax expense attributable to operations were as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
		(In thousands)
Current:
Federal	$50,320	$45,732	$55,284
State	5,358	4,717	3,389
Deferred:
Federal	(1,508)	13,519	5,472
State	(227)	2,033	823

Total	$53,943	$66,001	$64,968

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2008	2007	2006
		(In thousands)
Tax expense at statutory rates	$61,024	$71,381	$66,557
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3,335	4,387	3,437
State income tax contingency recovery	—	—	(1,958)
Tax-exempt interest revenue	(5,978)	(5,786)	(5,894)
Tax-exempt earnings on life insurance	(2,515)	(2,427)	(2,285)
Deductible dividends paid on 401k plan	(1,911)	(1,873)	(1,772)
Non-recoverable overpayment of prior years tax	—	—	6,750
Other, net	(12)	319	133

Total	$53,943	$66,001	$64,968

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$64,745	$47,979
Accrued liabilities, principally due to compensation arrangements and vacation accruals	12,613	11,967
Net operating loss carryforwards	70	140
Unrealized pension expense	23,798	7,666

Total gross deferred tax assets	101,226	67,752
Less : valuation allowance	—	—

Deferred tax assets	$101,226	$67,752

Deferred tax liabilities :
Premises and equipment, principally due to differences in depreciation and lease transactions	$56,652	$52,907
Other assets, principally due to expense recognition	41,995	33,042
Investments, principally due to interest income recognition	7,997	8,032
Mortgage servicing rights	19,012	15,777
Unrealized net losses on available-for-sale securities	7,126	3,198

Total gross deferred tax liabilities	132,782	112,956

Net deferred tax liabilities	$(31,556)	$(45,204)

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2008.
     At December 31, 2008, the Company had net operating loss carryforwards related to business combinations for federal income tax purposes of approximately $183,000 that are available to offset future federal taxable income, subject to various limitations, through 2009. At December 31, 2008, the Company had a $16.2 million receivable for federal and state income taxes resulting from an overpayment of taxes in years 2003, 2004, 2005 and 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $355,000 liability for unrecognized tax benefits. The following table presents the activity in unrecognized tax benefits for 2008 and 2007:

	2008	2007
	(In thousands)
Unrecognized tax benefit, January 1	$355	$355
Gross increases — tax positions in prior period	—	—
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in current period	—	—
Gross decreases — tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefit, December 31	$355	$355

     Included in the balance of unrecognized tax benefits at December 31, 2008, are $355,000 of tax benefits that, if recognized, would affect the effective tax rate.
     The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $28,387 in 2008, interest of $105,703 during 2007 and penalties of $88,075 in 2007 and in total, as of December 31, 2008, has recognized a liability for interest of $134,090 and penalties of $88,075.

     The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     The Company is subject to taxation in the United States and various states and local jurisdictions. The tax years that remain open for examination for the Company’s major jurisdictions of the United States, Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri are 2003, 2004, 2005, 2006 and 2007. With few exceptions, the Company is no longer subject to United States federal, state or local examinations by tax authorities for years before 2003.
(13) PENSION, OTHER POST RETIREMENT BENEFIT AND PROFIT SHARING PLANS
     The Basic Plan is a non-contributory defined benefit pension plan managed by a trustee covering substantially all full-time employees who have at least one year of service, have attained the age of 21 and were hired prior to January 1, 2006. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to contribute to the Basic Plan the amount that meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the plan assets and projected benefit obligation is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.
     The Restoration Plan provides for the payment of retirement benefits to certain participants in the Basic Plan. The Restoration Plan is a non-qualified plan that covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, which reduces the employee’s benefit under the Basic Plan. The Supplemental Plan is a non-qualified defined benefit supplemental retirement plan for certain key employees. Benefits commence when the employee retires and are payable over a period of 10 years.
     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPDIMA”) became law in the United States. Effective in 2006, the MPDIMA introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. The Company maintains a retiree medical plan pursuant to which the Company only provides access to coverage for its retired employees. Because the Company’s subsidy of the cost of retiree health care coverage was phased out at the end of 2007, the MPDIMA had no material financial impact on the obligations of the Company’s retiree medical plan. The Company has no benefit obligation related to the retiree medical plan as of December 31, 2008.
     The Company uses a December 31 measurement date for its pension and other benefit plans.
     A summary of the three defined benefit retirement plans at and for the years ended December 31, 2008, 2007 and 2006 follows:

	Pension Benefits
	2008	2007	2006
	(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$109,473	$107,226	$100,319
Service cost	7,146	7,835	7,034
Interest cost	6,693	6,129	5,442
Amendments	—	—	246
Actuarial loss (gain )	859	(7,475)	(1,632)
Benefits paid	(4,121)	(4,242)	(4,183)

Projected benefit obligation at end of year	$120,050	$109,473	$107,226

Change in plan assets:
Fair value of plan as sets at beginning of year	$135,425	$92,043	$77,931
Actual return on as sets	(31,386)	7,495	8,943
Employer contributions	16,218	40,128	9,352
Benefits paid	(4,121)	(4,242)	(4,183)

Fair value of plan as sets at end of year	$116,136	$135,424	$92,043

Funded status:
Projected benefit obligation	$(120,050)	$(109,473)	$(107,226)
Fair value of plan as sets	116,136	135,424	92,043
Unrecognized transition amount	—	—	—
Unrecognized prior service cost	—	—	—
Unrecognized actuarial loss	—	—	—

Net amount recognized	$(3,914)	$25,951	$(15,183)

     Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits
	2008	2007	2006
	(In thousands)
Prepaid benefit cost	$73,375	$58,999	$23,523
Accrued benefit liability	(15,073)	(13,006)	(10,842)
Intangible asset	—	—	—
Accumulated other comprehensive income adjustment	(62,216)	(20,042)	(27,864)

Net amount recognized	$(3,914)	$25,951	$(15,183)

     Pre-tax amounts recognized in accumulated other comprehensive income consist of:

	Year ended December 31,
	2008	2007
	(In thousands)
Net transition obligation	$110	$129
Net prior service cost	1,975	2,242
Net actuarial loss	60,131	17,671

Total accumulated other comprehensive income	$62,216	$20,042

     The net transition obligation, net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $299,000 and $4,525,000, respectively.

     The components of net periodic benefit cost at December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits
	2008	2007	2006
		(In thousands)
Components of net periodic benefit cost:
Service cost	$7,146	$7,835	$7,034
Interest cost	6,693	6,129	5,442
Expected return on assets	(10,715)	(9,122)	(5,941)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	267	256	239
Recognized net loss	499	1,700	1,909

Net periodic benefit cost	$3,908	$6,816	$8,701

     The weighted-average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2008	2007	2008	2007	2008	2007
Discount rate	6.25%	6.33%	6.50%	6.33%	6.50%	6.33%
Rate of compensation increase*	3.60%	3.60%	3.60%	3.60%	3.60%	3.60%

*	2.00% rate of compensation increase used for 2009; 3.60% rate of compensation increase used for 2010 and beyond.
     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits
	2008	2007	2006
Discount rate	6.33%	5.75%	5.75%
Rate of compensation increase	3.60%	4.00%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%
     The following table presents information related to the Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Projected benefit obligation	$18,597	$17,712
Accumulated benefit obligation	16,610	16,453
Fair value of assets	—	—
     The following table presents information related to the Company’s defined benefit pension plans:

	2008	2007
	(In thousands)
Accumulated benefit obligation	$103,399	$94,553
     In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan. This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. In selecting the discount rate used to discount plan liabilities, a level equivalent yield was developed using the expected cash flows based on the December 31, 2008 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. In 2007, the Company developed a level equivalent yield using the expected cash flows based on the December 31, 2007 Citigroup Pension Liability Curve. In years prior to 2007, the Company used a rate that reflected the rates available on long-term, high-quality, fixed-income debt instruments.
     The Company’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Plan assets at December 31		Target for
	2008	2007	2009
Asset category:
Equity securities	63.78%	59.87%	40-60%
Debt securities	31.34%	33.88%	40-60%
Other	4.88%	6.25%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan include shares of the Company’s common stock with a fair value of $1.9 million (1.65% of total plan assets) and $1.9 million (1.44% of total plan assets) at December 31, 2008 and 2007, respectively. The Company expects to contribute approximately $36.1 million to the Basic Plan in 2009.
     The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
(In thousands)
Expected future benefit payments:
2009	$7,782
2010	7,205
2011	6,440
2012	9,608
2013	8,347
2014-2018	48,710
     The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Under the terms of the 401(k) Plan, contributions matched by the Company are used to purchase shares of Company common stock at prevailing market prices. The 401(k) Plan permits employees to diversify their holdings of shares of Company common stock by selling some or all of their shares of Company common stock and reinvesting the proceeds in other investments. Employer contributions for the years ended December 31, 2008, 2007 and 2006 were $7.7 million, $7.6 million and $6.6 million, respectively. Also, effective January 1, 2006, the 401(k) Plan provides that the Company shall make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation. Eligible employees are those hired after December 31, 2005 who work at least 1,000 hours during the plan year and have attained the age of 21. Employer contributions for the years ended December 31, 2008, 2007 and 2006 were approximately $1.3 million, $465,000 and $141,000, respectively.
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.

Securities
     The carrying amounts for short-term securities approximate fair value because of their short-term maturity (90 days or less) and do not present an unexpected credit risk. The fair value of most longer-term securities is estimated based on market prices or dealer quotes. See Note 3, Held-to-Maturity Securities, Note 4, Available-for-Sale Securities and Note 22, Fair Value Disclosures, for fair values.
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
     Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. Management has made estimates of fair value discount rates that are believed to be reasonable. However, because there is no market for many of these financial instruments, management has no assurance that the fair value presented would be indicative of the value negotiated in an actual sale. New loan and lease rates were used as the discount rate on existing loans and leases of similar type, credit quality and maturity.
Loans Held for Sale
     Loans held for sale are carried at the lower of cost or estimated fair value and are subject to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans.
Deposit Liabilities
     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of December 31, 2008 and 2007. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar maturities.
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
Derivative Instruments
     The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. The fair value of these derivative instruments is based on observable market prices. The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with current interest rates. See Note 22, Fair Value Disclosures, and Note 23, Derivatives, for additional fair value information regarding these instruments.
Lending Commitments
     The Company’s lending commitments are negotiated at current market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time. Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements. See Note 24, Commitments and Contingent Liabilities, for additional information regarding lending commitments.

     The following table presents carrying and fair value information at December 31, 2008 and 2007:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Assets :
Cash and due from banks	$291,055	$291,055	$322,926	$322,926
Interest bearing deposits with other banks	13,542	13,542	12,710	12,710
Held-to-maturity securities	1,333,521	1,392,205	1,625,916	1,651,445
Available-for-sale and trading securities	982,859	982,859	1,001,194	1,001,194
Net loans and leases	9,558,484	9,634,721	9,064,487	9,221,362
Loans held for sale	189,242	197,310	128,532	132,442

Liabilities:
Noninterest bearing deposits	1,735,130	1,735,130	1,670,198	1,670,198
Savings and interest bearing deposits	4,582,633	4,582,633	3,974,724	3,974,724
Other time deposits	3,394,109	3,426,475	4,419,177	4,419,150
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	1,896,876	1,893,630	1,516,484	1,501,958
Long-term debt and other borrowings	446,745	300,539	249,488	227,539

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(1,944)	(1,944)	(232)	(232)
Commitments to fund fixed rate mortgage loans	1,261	1,261	84	84
Interest rate swap position to receive	42,558	42,558	4,120	4,120
Interest rate swap position to pay	(42,558)	(42,558)	(4,120)	(4,120)
(15) STOCK INCENTIVE AND STOCK OPTION PLANS
     Key employees and directors of the Company and its subsidiaries have been granted stock options and stock appreciation rights (“SARs”) under the Company’s 1994, 1995 and 1998 stock incentive plans (the “Plans”). The 1994 and 1995 stock incentive plans were amended in 1998 to eliminate SARs and to allow a limited number of restricted stock awards. All options and SARs granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. Upon the exercise of stock options, new shares are issued by the Company.
     No SARs have been granted since 1997 and none were outstanding at December 31, 2008. The Company recorded a reversal of compensation expense related to SARs of $21,000 in 2007 and compensation expense of $215,000 in 2006 because of changes in the market value of the Company’s common stock.
     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock. This plan is registered under the Company’s dividend reinvestment plan and the shares are purchased through the Company’s dividend reinvestment plan which purchases shares in the open market.
     On December 14, 2005, the Company’s Board of Directors approved accelerating the vesting of “out-of-the-money” unvested outstanding stock options held by employees. The options were considered “out-of-the-money” if the exercise price of the option was greater than $23.02, the closing price of shares of the Company’s common stock on the New York Stock Exchange on December 14, 2005. The accelerated vesting was effective on December 14, 2005. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with those options upon adoption of Statement 123R. The compensation cost avoided by the accelerated vesting was approximately $291,000, $623,000 and $945,000 in 2008, 2007 and 2006, respectively.

     SFAS 123R requires that compensation expense be measured using estimates of fair value of all stock-based awards. We are using the “modified prospective method” for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS 123R applies to new awards and to awards modified after December 31, 2005 as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006. Compensation expense arising from stock options that has been charged against income for those plans was approximately $1.2 million, $793,000 and $247,000 for 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $3.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a three year period.
     In November 2008, the Company granted stock options to purchase 355,250 shares of the Company’s common stock to its employees under the 1994 stock incentive plan, as amended. These stock options have a contractual life of seven years and vest over a three-year service period. A summary of the stock option activity under the Company Plans as of December 31, 2008 and changes during the year then ended is presented below:

	2008
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	($000)
Options
Outstanding at January 1, 2008	3,102,641	$20.99
Granted	355,250	24.27
Exercised	(802,978)	19.49
Expired or cancelled	(54,430)	22.21

Outstanding at December 31, 2008	2,600,483	$21.87	5.2	$4,850

Exercisable at December 31, 2008	1,965,297	$21.20	4.8	$4,773

	2007
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	($000)
Options
Outstanding at January 1, 2007	3,078,822	$20.73
Granted	610,384	19.69
Exercised	(572,739)	18.20
Expired or cancelled	(13,826)	21.10

Outstanding at December 31, 2007	3,102,641	$20.99	5.4	$8,142

Exercisable at December 31, 2007	2,587,225	$20.45	4.3	$8,179

A summary of the status of the Company’s nonvested options as of December 31, 2008 and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2008	515,381	$23.68	$5.17
Granted	355,250	24.27	6.24
Vested	(223,247)	23.88	5.34
Expired or cancelled	(12,198)	24.24	5.16

Outstanding at December 31, 2008	635,186	$23.68	$5.71

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

	2008	2007	2006
Expected volatility	33.6%	24.7% - 27.6%	23.2% - 27.6%
Weighted-average volatility	33.6%	25.0%	24.6%
Expected dividends	3.00%	3.00%	3.00%
Expected term (in years)	5.1 - 5.7	5.1 - 7.0	5.1 - 5.7
Risk-free rate	2.80%	4.0% - 4.6%	4.5% - 5.0%
     The weighted-average grant-date fair value of stock options granted during the years 2008, 2007 and 2006 was $6.24, $5.05 and $5.58, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $6.1 million, $10.4 million and $4.5 million, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price
$7.35 to $10.51	12,519	2.7	$8.61	12,519	$8.61
$11.39 to $14.98	122,970	2.0	13.56	122,970	13.56
$15.06 to $17.31	286,027	2.2	16.03	286,027	16.03
$19.18 to $25.31	2,178,967	5.7	23.18	1,543,781	22.87

$7.35 to $25.31	2,600,483	5.2	$21.87	1,965,297	$21.20

     The 1994 stock incentive plan was amended in 2006 to allow for the issuance of performance shares. Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period. The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient. In January of 2007, the Company granted 78,000 performance shares to employees for the two-year performance period from January 1, 2007 through December 31, 2008 and in January 2008, the Company granted 85,395 performance shares to employees for the two-year performance period from January 1, 2008 through

December 31, 2009. These performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest. Compensation expense of approximately $758,000 was recognized in 2007 related to performance shares. This amount was reversed in 2008 as the Company failed to meet the performance threshold for the 2007-2008 performance period. No expense was recorded in 2008 for the 2008 grant as the Company does not expect to meet the performance threshold for the 2008-2009 performance period. In May of 2008, the Company awarded a total of 5,000 restricted stock units covering 5,000 shares of Company stock to its directors. The shares of stock covered by this award will be issued to the director upon the date of the first annual shareholders meeting of the Company that follows the date of the award. Compensation expense of approximately $84,000 was recognized in 2008 related to the restricted stock units issued to the Company’s directors.
(16) EARNINGS PER SHARE AND DIVIDEND DATA
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2008, 2007 and 2006:

	2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$120,411	82,589	$1.46

Effect of dilutive stock options	—	204

Diluted EPS:
Income available to common shareholders plus assumed exercise	$120,411	82,793	$1.45

	2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$137,943	81,506	$1.69

Effect of dilutive stock options	—	339

Diluted EPS:
Income available to common shareholders plus assumed exercise	$137,943	81,845	$1.69

	2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$125,194	79,140	$1.58

Effect of dilutive stock options	—	402

Diluted EPS:
Income available to common shareholders plus assumed exercise	$125,194	79,542	$1.57

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2008, the Bank could have paid dividends of $541 million to the Company under current regulatory guidelines.
(17) OTHER COMPREHENSIVE INCOME
     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2008, 2007 and 2006:

	2008
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$4,440	$(1,691)	$2,749
Reclassification adjustment for net losses (gains) realized in net income	5,849	(2,237)	3,612
Change in pension funding status	(42,175)	16,132	(26,043)

Other comprehensive income (loss)	$(31,886)	$12,204	$(19,682)

	2007
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$20,583	$(7,871)	$12,712
Reclassification adjustment for net (gains) losses realized in net income	(22)	8	(14)
Change in pension funding status	7,822	(2,992)	4,830

Other comprehensive income (loss)	$28,383	$(10,855)	$17,528

	2006
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$10,263	$(3,923)	$6,340
Reclassification adjustment for net (gains) losses realized in net income	(36)	14	(22)
Minimum pension liability	490	(188)	302

Other comprehensive income (loss)	$10,717	$(4,097)	$6,620

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

Amount
(In thousands)
Loans outstanding at December 31, 2007	$29,286
New loans	29,178
Repayments	(24,729)
Changes in directors and executive officers	39,264

Loans outstanding at December 31, 2008	$72,999

(19) MORTGAGE SERVICING RIGHTS
     MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. At December 31, 2008, the valuation of MSRs included an assumed average prepayment speed of 402 and an average discount rate of 10.24%. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
     The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

	2008	2007
	(In thousands)
Fair value at beginning of year	$32,482	$35,286
Additions:
Origination of servicing assets	8,242	5,538
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(15,735)	(8,318)
Other changes in fair value	(17)	(24)

Fair value at end of year	$24,972	$32,482

     All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $8.5 million, $8.1 million and $8.1 million and late and other ancillary fees of $1.2 million, $1.0 million and $1.0 million in 2008, 2007, and 2006, respectively.
(20) REGULATORY MATTERS
     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2008 and 2007, respectively, as set forth in the following table:

	2008		2007
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,123,028	10.79%	$1,074,654	10.96%
BancorpSouth Bank	1,076,473	10.35	1,040,938	10.63
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,253,174	12.04	1,190,396	12.14
BancorpSouth Bank	1,206,619	11.61	1,156,680	11.81
Tier I leverage capital (to average assets)
BancorpSouth, Inc.	1,123,028	8.65	1,074,654	8.39
BancorpSouth Bank	1,076,473	8.30	1,040,938	8.13
(21) SEGMENTS
     The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Bank’s principal activity is community banking, which includes providing a full range of deposit products, commercial loans and consumer loans. During 2008, the Company created an additional operating segment, insurance agencies, based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of the insurance agencies. The insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The Bank’s general corporate and other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to community banking or insurance agencies.
     Results of operations and selected financial information by operating segment for the three years ended December 31, 2008, 2007 and 2006 are presented below:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
2008
Results of Operations
Net interest revenue	$403,316	$1,259	$36,261	$440,836
Provision for credit losses	56,167	—	9	56,176

Net interest income after provision for credit losses	347,149	1,259	36,252	384,660
Noninterest revenue	125,713	86,431	30,236	242,380
Noninterest expense	292,239	70,684	89,763	452,686

Income (loss) before income taxes	180,623	17,006	(23,275)	174,354
Income taxes	55,883	6,729	(8,669)	53,943

Net income (loss)	$124,740	$10,277	$(14,606)	$120,411

Selected Financial Information
Total assets	$11,139,348	$153,456	$2,187,414	$13,480,218
Depreciation and amortization	28,396	4,891	2,392	35,679

			General
	Community	Insurance	Corporate and
	Banking	Agencies	Other	Total
	(In thousands)
2007
Results of Operations
Net interest revenue	$385,822	$2,423	$34,654	$422,899
Provision for credit losses	22,641	—	55	22,696

Net interest income after provision for credit losses	363,181	2,423	34,599	400,203
Noninterest revenue	125,869	70,592	35,338	231,799
Noninterest expense	283,492	55,326	89,240	428,058

Income (loss) before income taxes	205,558	17,689	(19,303)	203,944
Income taxes	66,523	6,973	(7,495)	66,001

Net income (loss)	$139,035	$10,716	$(11,808)	$137,943

Selected Financial Information
Total assets	$11,075,662	$124,085	$1,990,094	$13,189,841
Depreciation and amortization	27,425	3,090	2,510	33,025

			General
	Community	Insurance	Corporate and
	Banking	Agencies	Other	Total
	(In thousands)
2006
Results of Operations
Net interest revenue	$351,444	$1,886	$32,469	$385,799
Provision for credit losses	8,496	—	81	8,577

Net interest income after provision for credit losses	342,948	1,886	32,388	377,222
Noninterest revenue	109,026	62,610	34,458	206,094
Noninterest expense	259,537	50,416	83,201	393,154

Income (loss) before income taxes	192,437	14,080	(16,355)	190,162
Income taxes	65,745	5,496	(6,273)	64,968

Net income (loss)	$126,692	$8,584	$(10,082)	$125,194

Selected Financial Information
Total assets	$10,122,447	$112,607	$1,805,467	$12,040,521
Depreciation and amortization	24,700	3,305	2,226	30,231
(22) FAIR VALUE DISCLOSURES
     “Fair value” is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into the following three levels, based on the reliability of inputs:
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
     The Company adopted the provisions of SFAS No. 157 and FSP FAS 157-2 on January 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s financial condition or results of operations.
Determination of Fair Value
     The Company uses the valuation methodologies listed below to measure different financial instruments at fair value. An indication of the level in the fair value hierarchy in which each instrument is generally classified is included. Where appropriate, the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.
Available-for-sale securities. Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing are classified as Level 2. During the year ended December 31, 2008, the Company transferred pooled trust preferred securities in the available-for-sale portfolio from Level 2 to Level 3. Market prices of comparable instruments became harder to identify due to inactive markets, which made it necessary for the Company to make adjustments to the matrix prices to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility. As a result, the Company utilized Level 3 inputs of greater significance, which required the Company to move the valuation of these securities from Level 2 to Level 3.
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
Loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value and are subject to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. All of the Company’s loans held for sale are classified as Level 2.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities	$351	$980,133	$2,375	$982,859
Mortgage servicing rights	—	—	24,972	24,972
Derivative instruments	—	42,558	1,268	43,826

Total	$351	$1,022,691	$28,615	$1,051,657

Liabilities:
Derivative instruments	$—	$42,558	$1,951	$44,509

     The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2007	$32,482	$(147)	$—
Total net losses for the year included in:
Net income	(7,510)	(536)	(8,625)
Other comprehensive income	—	—	3,366
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	7,634

Balance at December 31, 2008	$24,972	$(683)	$2,375

Net unrealized losses included in net income for the year relating to assets and liabilities held at December 31, 2008	$(15,735)	$(536)	$(8,625)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
     The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Impaired loans	$—	$—	$12,756	$12,756	$(4,743)
(23) DERIVATIVE INSTRUMENTS
     The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At December 31, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $139.7 million, with a carrying value and fair value reflecting a loss of $1.9 million. At December 31, 2007, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $60.3 million, with a carrying value and fair value reflecting a loss of approximately $199,000. At December 31, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $84.3 million, with a carrying value and fair value reflecting a gain of $1.3 million. At December 31, 2007, the notional amount of commitments to fund individual fixed-rate mortgage loans was $18.6 million, with a carrying value and fair value reflecting a gain of approximately $67,000.
     The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2008, the notional amount of customer related derivative financial instruments was $654.2 million, with an average maturity of 86 months, an average interest receive rate of 3.8% and an average interest pay rate of 6.3%. As of December 31, 2007, the notional amount of customer related derivative financial instruments was $153.6 million, with an average maturity of 110 months, an average interest receive rate of 8.6% and an average interest pay rate of 6.4%.

(24) COMMITMENTS AND CONTINGENT LIABILITIES
Leases
     Rent expense was $7.6 million for 2008, $6.1 million for 2007 and $6.0 million for 2006. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

(In thousands)	Amount
2009	$5,465
2010	4,153
2011	3,290
2012	2,924
2013	1,896
Thereafter	6,156

Total future minimum lease payments	$23,884

Mortgage Loans Serviced for Others
     The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $3.1 billion of loans serviced for investors at December 31, 2008 is $1.6 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.
Lending Commitments
     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2008, these included approximately $184 million for letters of credit and approximately $2.4 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2008, 2007 and 2006.
Litigation
     The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in nine states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk.
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
     The Company reported litigation expense of approximately $2.3 million in 2007 as a result of legal and other accruals established relative to the Company’s guarantee of Visa, Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa, Inc.’s settlement with American Express, as well as other pending Visa, Inc. litigation and were based on information available from Visa, Inc. and other member banks. The Bank, as a member of Visa, Inc., is obligated to share in certain liabilities associated with Visa, Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of this reserve was reversed and recorded as a reduction of litigation expense as a result of Visa, Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid.
     During the second quarter of 2008, $1.1 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling.

Income Taxes
     During the second quarter of 2006, the State Tax Commission of the State of Mississippi and the Company resolved the issues related to the State Tax Commission’s audit of the Company’s income tax returns for the tax years 1998 through 2001. As a result, the Company paid additional taxes in the amount of $40,000 plus interest of $25,000. The balance of the previously recorded liability related to this matter of approximately $2.0 million was credited against the Company’s 2006 second quarter’s income tax expense.
Restricted Cash Balance
     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $8.0 million were maintained to satisfy federal regulatory requirements at December 31, 2008.
(25) CONDENSED PARENT COMPANY INFORMATION
     The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates indicated:
Condensed Balance Sheets

	December 31
	2008	2007
	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$33,955	$21,096
Investment in subsidiaries	1,354,094	1,323,310
Other assets	14,452	16,104

Total assets	$1,402,501	$1,360,510

Liabilities and shareholders’ equity:
Total liabilities	$162,241	$163,884
Shareholders’ equity	1,240,260	1,196,626

Total liabilities and shareholders’ equity	$1,402,501	$1,360,510

Condensed Statements of Income

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Dividends from subsidiaries	$80,000	$175,000	$90,000
Other operating income	215	192	530

Total income	80,215	175,192	90,530

Operating expenses	16,821	17,872	16,053

Income before tax benefit and equity in undistributed earnings	63,394	157,320	74,477
Income tax benefit	6,351	6,762	5,937

Income before equity in undistributed earnings of subsidiaries	69,745	164,082	80,414
Equity in undistributed earnings of subsidiaries	50,666	(26,139)	44,780

Net income	$120,411	$137,943	$125,194

Condensed Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
		(In thousands)
Operating activities:
Net income	$120,411	$137,943	$125,194
Adjustments to reconcile net income to net cash provided by operating activities	(40,389)	28,833	(50,184)

Net cash provided by operating activities	80,022	166,776	75,010
Investing activities:
Net cash paid for acquisitions	(10,607)	(83,027)	0

Net cash used in investing activities	(10,607)	(83,027)	—
Financing activities:
Redemption of junior subordinated debt	—	(3,093)	—
Cash dividends	(71,883)	(77,735)	(61,890)
Common stock transactions, net	15,327	(6,649)	(5,830)

Net cash used in financing activities	(56,556)	(87,477)	(67,720)

Increase (decrease) in cash and cash equivalents	12,859	(3,728)	7,290
Cash and cash equivalents at beginning of year	21,096	24,824	17,534

Cash and cash equivalents at end of year	$33,955	$21,096	$24,824

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report. The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s report are included with our 2008 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
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

ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF REGISTRANT
     Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in the Report. Other information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders.
AUDIT COMMITTEE FINANCIAL EXPERT
     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.
IDENTIFICATION OF THE AUDIT COMMITTEE
     Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference. In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.
MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES
     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2007 annual meeting of shareholders.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.

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
ITEM 11. EXECUTIVE COMPENSATION.
     This information appears under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.
     Information regarding the compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance appears under the caption “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference. Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Information regarding accountant fees and services appears under the caption “Proposal 2: Ratification of Selection of Auditors” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
1.	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:

(2)	Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)

(3)	(a)	Restated Articles of Incorporation. (2)

	(b)	Amendment to Articles of Incorporation. (2)

	(c)	Amendment to Articles of Incorporation. *

	(d)	Bylaws, as amended and restated. (3)

	(e)	Amendment No. 1 to Amended and Restated Bylaws. (4)

	(f)	Amendment No. 2 to Amended and Restated Bylaws (5)

	(g)	Amendment No. 3 to Amended and Restated Bylaws (5)

(4)	(a)	Specimen Common Stock Certificate. (6)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(h)	Junior Subordinated Debt Security Specimen. (10)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. *(26)

	(b)	1994 Stock Incentive Plan, as amended and restated. (12)(26)

	(c)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (13)(26)

	(d)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(26)

	(e)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(26)

	(f)	BancorpSouth, Inc. Restoration Plan, as amended and restated. *(26)

	(g)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. *(26)

	(h)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(26)

	(i)	Description of Dividend Reinvestment Plan. (16)(26)

	(j)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(26)

	(k)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(26)

	(l)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. *(26)

	(m)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(26)

	(n)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(26)

	(o)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(26)

	(p)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(26)

	(q)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(26)

	(r)	BancorpSouth, Inc. Change in Control Agreement for Nash Allen, Jr. (24)(26)

	(s)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (25)(26)

	(t)	BancorpSouth, Inc. Executive Performance Incentive Plan. (22)(26)

	(u)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. *(26)

	(v)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(26)

	(w)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(26)

	(x)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(26)

	(y)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(26)

(11)		Statement re computation of per share earnings.*

(21)		Subsidiaries of the Registrant.*

(23)		Consent of Independent Accountants.*

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.

(26)	Compensatory plans or arrangements.

*  Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.
DATE: February 26, 2009	By:	/s/ Aubrey B. Patterson
Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2009

/s/ L. Nash Allen, Jr. L. Nash Allen, Jr.	Treasurer and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Gary C. Bonds Gary C. Bonds	Senior Vice President and Principal Accounting Officer	February 26, 2009

/s/ James E. Campbell III James E. Campbell III	Director	February 26, 2009

/s/ Hassell H. Franklin Hassell H. Franklin	Director	February 26, 2009

/s/ W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	February 26, 2009

/s/ James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	February 26, 2009

/s/ Larry G. Kirk Larry G. Kirk	Director	February 26, 2009

/s/ Turner O. Lashlee Turner O. Lashlee	Director	February 26, 2009

/s/ Guy W. Mitchell Guy W. Mitchell, III	Director	February 26, 2009

/s/ R. Madison Murphy R. Madison Murphy	Director	February 26, 2009

/s/ Robert C. Nolan Robert C. Nolan	Director	February 26, 2009

/s/ W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	February 26, 2009

/s/ Alan W. Perry Alan W. Perry	Director	February 26, 2009

INDEX TO EXHIBITS

Exhibit No.		Description
(2)		Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)

(3)	(a)	Restated Articles of Incorporation. (2)

	(b)	Amendment to Articles of Incorporation. (2)

	(c)	Amendment to Articles of Incorporation. *

	(d)	Bylaws, as amended and restated. (3)

	(e)	Amendment No. 1 to Amended and Restated Bylaws. (4)

	(f)	Amendment No. 2 to Amended and Restated Bylaws (5)

	(g)	Amendment No. 3 to Amended and Restated Bylaws (5)

(4)	(a)	Specimen Common Stock Certificate. (6)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(h)	Junior Subordinated Debt Security Specimen. (10)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. *(26)

	(b)	1994 Stock Incentive Plan, as amended and restated. (12)(26)

	(c)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (13)(26)

	(d)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(26)

	(e)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(26)

	(f)	BancorpSouth, Inc. Restoration Plan, as amended and restated. *(26)

	(g)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (15)(26)

	(h)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(26)

	(i)	Description of Dividend Reinvestment Plan. (16)(26)

	(j)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(26)

	(k)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(26)

	(l)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. *(26)

	(m)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(26)

	(n)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(26)

	(o)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(26)

	(p)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(26)

	(q)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(26)

	(r)	BancorpSouth, Inc. Change in Control Agreement for L. Nash Allen, Jr. (24)(26)

	(s)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (25)(26)

	(t)	BancorpSouth, Inc. Executive Performance Incentive Plan. (22)(26)

	(u)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. *(26)

	(v)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(26)

Exhibit No.		Description
	(w)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(26)

	(x)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(26)

	(y)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(26)

(11)		Statement re computation of per share earnings.*

(21)		Subsidiaries of the Registrant.*

(23)		Consent of Independent Accountants.*

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (file number 0-10826) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

2

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.

(26)	Compensatory plans or arrangements.

*  Filed herewith.

3