Form 10-K/A
period 2008-12-31
BANCORPSOUTH INC
filed 2009-03-19
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the annual report of BancorpSouth, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 27, 2009 (the “Original Filing”). This Amendment corrects a reference to the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders in Part III, Item 14 of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Other than the changes referred to above, all other information in the Original Filing remains unchanged.
PART III
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      Information regarding accountant fees and services appears under the caption “Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(3) Exhibits;

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

BANCORPSOUTH, INC.
DATE: March 19, 2009	By:	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.