Form 10-Q
period 2009-03-31
BANCORPSOUTH INC
filed 2009-05-06
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the registrant had outstanding 83,330,034 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Federal Deposit Insurance Corporation’s (“FDIC”) emergency special assessment, the Company’s net interest margin, payment of dividends, prepayment of Junior Subordinated Debt Securities, investment in pooled trust preferred securities, credit losses, credit quality, core deposits, off-balance sheet commitments and arrangements, amortization expense, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, volatility of interest rates, deteriorating credit quality of borrowers, consideration for future acquisitions, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the effect of certain legal claims, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream and the application and impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$242,180	$291,055
Interest bearing deposits with other banks	34,230	13,542
Held-to-maturity securities, at amortized cost	1,330,810	1,333,521
Available-for-sale securities, at fair value	993,529	982,859
Loans and leases	9,759,787	9,740,867
Less: Unearned income	46,964	49,590
Allowance for credit losses	134,632	132,793

Net loans	9,578,191	9,558,484
Loans held for sale	168,769	189,242
Premises and equipment, net	348,734	351,204
Accrued interest receivable	77,503	79,183
Goodwill	269,062	268,966
Other assets	415,356	412,162

TOTAL ASSETS	$13,458,364	$13,480,218

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,820,807	$1,735,130
Interest bearing	4,005,620	3,904,307
Savings	719,676	678,326
Other time	3,545,871	3,394,109

Total deposits	10,091,974	9,711,872
Federal funds purchased and securities sold under agreement to repurchase	1,256,649	1,205,366
Short-term Federal Home Loan Bank and other short-term borrowings	210,000	691,510
Accrued interest payable	22,841	20,755
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	286,302	286,312
Other liabilities	174,627	163,831

TOTAL LIABILITIES	12,202,705	12,239,958

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares, Issued - 83,124,534 and 83,105,100 shares, respectively	207,811	207,763
Capital surplus	216,138	215,255
Accumulated other comprehensive loss	(23,620)	(26,896)
Retained earnings	855,330	844,138

TOTAL SHAREHOLDERS’ EQUITY	1,255,659	1,240,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,458,364	$13,480,218

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2009	2008
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$129,209	$159,184
Deposits with other banks	70	208
Federal funds sold and securities purchased under agreement to resell	1	67
Held-to-maturity securities:
Taxable	13,031	15,947
Tax-exempt	2,111	2,075
Available-for-sale securities:
Taxable	9,038	9,564
Tax-exempt	883	1,204
Loans held for sale	1,275	2,210

Total interest revenue	155,618	190,459

INTEREST EXPENSE:
Deposits:
Interest bearing demand	12,248	17,257
Savings	936	1,543
Other time	25,833	46,860
Federal funds purchased and securities sold under agreement to repurchase	572	5,195
Federal Home Loan Bank borrowings	2,823	6,285
Other	3,330	3,249

Total interest expense	45,742	80,389

Net interest revenue	109,876	110,070
Provision for credit losses	14,945	10,811

Net interest revenue, after provision for credit losses	94,931	99,259

NONINTEREST REVENUE:
Mortgage lending	7,652	1,543
Credit card, debit card and merchant fees	8,348	7,976
Service charges	14,085	15,839
Trust income	2,209	2,234
Security gains, net	5	78
Insurance commissions	22,645	24,668
Other	11,349	13,893

Total noninterest revenue	66,293	66,231

NONINTEREST EXPENSE:
Salaries and employee benefits	71,363	70,175
Occupancy, net of rental income	9,999	9,483
Equipment	6,222	6,433
Other	30,869	27,379

Total noninterest expense	118,453	113,470

Income before income taxes	42,771	52,020
Income tax expense	13,294	16,875

Net income	$29,477	$35,145

Earnings per share: Basic	$0.35	$0.43

Diluted	$0.35	$0.43

Dividends declared per common share	$0.22	$0.21

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$29,477	$35,145
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,945	10,811
Depreciation and amortization	7,688	7,103
Deferred taxes	9,826	5,794
Amortization of intangibles	1,360	1,529
Amortization of debt securities premium and discount, net	1,228	731
Share-based compensation expense	591	756
Security gains, net	(5)	(78)
Net deferred loan origination expense	(2,286)	(2,252)
Excess tax benefit from exercise of stock options	(23)	(147)
Decrease in interest receivable	1,680	3,507
(Decrease) increase in interest payable	2,086	(3,543)
Realized gain on student loans sold	(1,692)	(17)
Proceeds from student loans sold	62,080	1,186
Origination of student loans held for sale	(31,873)	(36,751)
Realized gain on mortgages sold	(5,992)	(2,694)
Proceeds from mortgages sold	426,154	281,109
Origination of mortgages held for sale	(424,306)	(277,229)
Increase in bank-owned life insurance	(1,754)	(1,762)
Decrease in prepaid pension asset	561	334
Other, net	(10,280)	(8,627)

Net cash provided by operating activities	79,465	14,905

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	9,637	106,296
Proceeds from calls and maturties of available-for-sale securities	41,210	109,204
Purchases of held-to-maturity securities	(7,154)	(4,392)
Purchases of available-for-sale securities	(48,709)	(66,330)
Net increase in loans and leases	(33,399)	(59,884)
Purchases of premises and equipment	(5,608)	(18,254)
Proceeds from sale of premises and equipment	622	8
Acquisition of businesses, net of cash acquired	(96)	(10,106)
Other, net	(64)	(436)

Net cash (used in) provided by investing activities	(43,561)	56,106

Financing activities:
Net increase in deposits	380,102	22,102
Net decrease in short-term debt and other liabilities	(426,237)	(302,849)
Advances of long-term debt	-	200,000
Repayment of long-term debt	(10)	(38)
Issuance of common stock	316	1,127
Purchase of common stock	-	(326)
Excess tax benefit from exercise of stock options	23	147
Payment of cash dividends	(18,285)	(17,306)

Net cash used in financing activities	(64,091)	(97,143)

Decrease in cash and cash equivalents	(28,187)	(26,132)
Cash and cash equivalents at beginning of period	304,597	335,636

Cash and cash equivalents at end of period	$276,410	$309,504

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain 2008 amounts have been reclassified to conform with the 2009 presentation.
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
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2009	2008	2008
	(In thousands)

Commercial and agricultural	$1,266,066	$1,248,622	$1,288,227
Consumer and installment	403,079	428,654	401,688
Real estate mortgage:
One-to-four family	2,556,967	2,513,029	2,608,047
Other	5,046,625	4,595,286	4,957,726
Lease financing	269,259	278,590	279,505
Other	217,791	216,478	205,674

Total	$9,759,787	$9,280,659	$9,740,867

The following table presents information concerning non-performing loans as of the dates indicated:

	March 31,		December 31,
	2009	2008	2008
	(In thousands)

Non-accrual loans and leases	$38,936	$14,709	$28,168
Loans and leases 90 days or more past due	27,299	21,522	33,373
Restructured loans and leases still accruing	7,581	2,493	2,472

Total non-performing loans	$73,816	$38,724	$64,013

NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2009	2008	2008
	(In thousands)

Balance at beginning of period	$132,793	$115,197	$115,197
Provision charged to expense	14,945	10,811	56,176
Recoveries	1,045	1,007	3,913
Loans and leases charged off	(14,151)	(7,714)	(42,067)
Acquisitions	-	-	(426)

Balance at end of period	$134,632	$119,301	$132,793

NOTE 4 — SECURITIES
The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at March 31, 2009:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Held-to-maturity securities:
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. government agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	49,066	2,179	13,714	996	62,780	3,175

Total	$49,066	$2,179	$13,714	$996	$62,780	$3,175

Available-for-sale securities:
U.S. government agencies	$165,588	$591	$80,147	$384	$245,735	$975
Obligations of states and political subdivisions	18,113	661	156	9	18,269	670
Other	7	11	-	-	7	11

Total	$183,708	$1,263	$80,303	$393	$264,011	$1,656

Based upon a review of the credit quality of these securities, and considering the fact that the issuers are in compliance with the terms of the securities, and the Company’s ability and intent to hold these securities for a period of time sufficient for a recovery of costs, the impairments related to these securities were determined to be temporary.
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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common shareholders	$29,477	83,107	$0.35	$35,145	82,331	$0.43

Effect of dilutive share- based awards	-	127		-	203

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$29,477	83,234	$0.35	$35,145	82,534	$0.43

NOTE 6 — COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2009			2008
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Unrealized gains on available-for- sale securities:	(In thousands)
Unrealized gains (losses) arising during holding period	$4,108	$(1,576)	$2,532	$13,176	$(4,971)	$8,205
Less: Reclassification adjustment for net (gains) losses realized in net income	(5)	2	(3)	(78)	30	(48)
Recognized employee benefit plan net periodic benefit cost (gain)	1,210	(463)	747	145	(56)	89

Other comprehensive income (loss)	$5,313	$(2,037)	$3,276	$13,243	$(4,997)	$8,246

Net income			29,477			35,145

Comprehensive income			$32,753			$43,391

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2009 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2008	$217,618	$51,348	$268,966
Goodwill recorded during the period	-	96	96

Balance as of March 31, 2009	$217,618	$51,444	$269,062

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$17,124	$27,801	$16,607
Customer relationship intangibles	32,186	16,847	32,186	16,064
Non-solicitation intangibles	600	500	600	440

Total	$60,587	$34,471	$60,587	$33,111

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended March 31,

	2009	2008

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$517	$566
Customer relationship intangibles	783	903
Non-solicitation intangibles	60	60

Total	$1,360	$1,529

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2009 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ended December 31, 2009	$1,800	$2,996	$160	$4,956
For year ended December 31, 2010	1,308	2,551	-	3,859
For year ended December 31, 2011	1,016	2,178	-	3,194
For year ended December 31, 2012	946	1,863	-	2,809
For year ended December 31, 2013	582	1,595	-	2,177
NOTE 8 – PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended
	March 31,
	2009	2008
	(In thousands)
Service cost	$1,817	$1,667
Interest cost	1,826	1,654
Expected return on assets	(2,797)	(2,646)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	75	67
Recognized net loss	1,130	73

Net periodic benefit costs	$2,056	$820

NOTE 9 – RECENT PRONOUNCEMENTS
In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” was issued. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS No. 157 and FSP FAS 157-2 has had no material impact on the financial position or results of operations of the Company.
In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) has had no material impact on the financial position or results of operations of the Company.
In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB No. 51,” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The adoption of SFAS No. 160 has had no impact on the financial position or results of operations of the Company.
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company.

In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-temporary Impairments,” amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption possible for the first quarter of 2009. The Company plans to adopt these three new Staff Positions in the second quarter of 2009 and believes that their adoption will have no material impact on the financial position or results of operations of the Company.
NOTE 10 – SEGMENT REPORTING
The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The Company has also designated two additional reportable segments — Insurance Agencies and General Corporate and Other. The Company’s insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments. The increase in profitability of the General Corporate and Other operating segment is primarily related to mortgage lending.
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2009 and 2008 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2009:
Results of Operations
Net interest revenue	$101,247	$189	$8,440	$109,876
Provision for credit losses	13,723	-	1,222	14,945

Net interest revenue after provision for credit losses	87,524	189	7,218	94,931
Noninterest revenue	28,513	22,613	15,167	66,293
Noninterest expense	76,416	17,588	24,449	118,453

Income before income taxes	39,621	5,214	(2,064)	42,771
Income taxes	12,315	2,069	(1,090)	13,294

Net income	$27,306	$3,145	$(974)	$29,477

Selected Financial Information
Total assets (at end of period)	$11,041,535	$159,888	$2,256,941	$13,458,364
Depreciation and amortization	7,298	1,178	572	9,048

Three months ended March 31, 2008:
Results of Operations
Net interest revenue	$100,372	$428	$9,270	$110,070
Provision for credit losses	9,521	-	1,290	10,811

Net interest revenue after provision for credit losses	90,851	428	7,980	99,259
Noninterest revenue	33,369	24,552	8,310	66,231
Noninterest expense	72,247	18,291	22,932	113,470

Income before income taxes	51,973	6,689	(6,642)	52,020
Income taxes	16,860	2,632	(2,617)	16,875

Net income	$35,113	$4,057	$(4,025)	$35,145

Selected Financial Information
Total assets (at end of period)	$10,858,526	$154,439	$2,141,906	$13,154,871
Depreciation and amortization	6,817	1,198	617	8,632
NOTE 11 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. At March 31, 2009, the valuation of MSRs included an assumed average prepayment speed of 375 and an average discount rate of 10.25%. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2009	2008
	(In thousands)
Fair value as of January 1	$24,972	$32,482
Additions:
Origination of servicing assets	4,212	1,818
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(3,449)	(3,387)
Other changes in fair value	(4)	(4)

Fair value as of March 31	$25,731	$30,909

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.27 million and $2.08 million and late and other ancillary fees of approximately $312,000 and approximately $293,000 for the quarters ended March 31, 2009 and 2008, respectively.
NOTE 12 — DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At March 31, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $210.15 million with a carrying value and fair value reflecting a loss of $1.49 million. At March 31, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $99.7 million with a carrying value and fair value reflecting a gain of approximately $4,000. At March 31, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $188.61 million with a carrying value and fair value reflecting a gain of $2.55 million. At March 31, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $53.7 million with a carrying value and fair value reflecting a gain of approximately $160,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of March 31, 2009, the notional amount of customer related derivative financial instruments was $785.96 million with an average maturity of 86 months, an average interest receive rate of 2.48% and an average interest pay rate of 5.99%.
NOTE 13 — FAIR VALUE DISCLOSURES
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
Available-for-sale securities. Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. The Company’s available-for-sale securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1. Available-for-sale securities valued using matrix pricing are classified as Level 2. Available-for-sale securities valued using matrix pricing that has been adjusted to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility are classified as Level 3. Adjustments to the matrix prices on Level 3 available-for-sale securities were necessary for the quarter ended March 31, 2009 as the market prices of comparable instruments became harder to identify as a result of inactive markets.
Mortgage servicing rights. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value. An estimate of the fair value of the Company’s MSRs is determined by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. All of the Company’s MSRs are classified as Level 3.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$197	$990,957	$2,375	$993,529
Mortgage servicing rights	-	-	25,731	25,731
Derivative instruments	-	41,276	2,572	43,848

Total	$197	$1,032,233	$30,678	$1,063,108

Liabilities:
Derivative instruments	$-	$41,276	$1,464	$42,740

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month period ended March 31, 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains for the year included in:
Net income	759	1,791	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-

Balance at March 31, 2009	$25,731	$1,108	$2,375

Net unrealized gains included in net income for the quarter relating to assets and liabilities held at March 31, 2009	$(3,449)	$1,791	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$-	$168,769	$-	$168,769	$-
Impaired loans	-	-	22,208	22,208	(5,252)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.5 billion in assets. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank’s insurance agency subsidiary also operates an office in Illinois. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2009 and 2008 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during 2008 and the first three months of 2009, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and their impact is reflected in our awareness of credit quality and the increases in the Company’s measures of non-performing loans and net charge-offs, compared to the first quarter of 2008. While these measures have increased, the Company believes that it is well positioned with respect to overall credit quality and strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the Company’s credit quality and, therefore, management intends to move decisively to address any emerging credit issues.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months ended March 31, 2009 and 2008. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	March 31,
	2009	2008	% Change
(Dollars in thousands, except per share amounts)
Net income	$29,477	$35,145	(16.13) %
Net income per share: Basic	$0.35	$0.43	(18.60)
Diluted	$0.35	$0.43	(18.60)
Return on average assets (annualized)	0.90%	1.08%	(16.67)
Return on average shareholders’ equity (annualized)	9.65%	11.78%	(18.08)
The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. While the Company experienced moderate loan growth, a declining interest rate environment resulted in a decrease in interest revenue of 18.29% in the first quarter of 2009 compared to the same period in 2008. The Company experienced a decrease in interest expense of 43.10% in the first quarter of 2009 compared to the first quarter of 2008 due to the substantial decline in rates paid on deposits and other funding sources. The Company continued with its asset/liability strategies, which include funding loan growth with the proceeds from maturing lower yielding investment securities, short-term borrowings and by growing lower rate demand deposits which somewhat offset the reduction in higher rate time deposits. These factors combined to decrease the Company’s net interest revenue to $109.88 million for the first quarter of 2009, a decrease of approximately $194,000, or 0.18%, from $110.07 million for the first quarter of 2008.

Also contributing to the decrease in net income was the increase in the provision for credit losses in the first quarter of 2009 compared to the first quarter of 2008. The provision for credit losses was $14.95 million for the first quarter of 2009 compared to $10.81 million for the first quarter of 2008. Consistent with the increase in the provision for credit losses, annualized net charge-offs increased to 0.54% of average loans for the first quarter of 2009 from 0.29% of average loans for the first quarter of 2008. The increase in the provision for credit losses for the first quarter 2009 was primarily reflective of the slowing economic environment as well as the Company’s focus on early identification and resolution of any emerging credit issues.
The Company has taken steps that have diversified its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Overall, noninterest revenue remained relatively static during the first quarter of 2009 when compared to 2008. Mortgage lending revenue increased 395.92% to $7.65 million for the first quarter of 2009 compared to $1.54 million for the first quarter of 2008 primarily as a result of the increase in mortgage originations attributable primarily to refinancings resulting from historically low mortgage interest rates. This large increase in mortgage lending revenue was offset, however, by the decrease in service charges of 11.07% to $14.09 million for the first quarter of 2009 compared to $15.84 million for the first quarter of 2008 as a result of lower volumes of items processed. The increase was further offset by a decrease in insurance commissions of 8.20% to $22.65 million for the first quarter 2009 compared to $24.67 million for the first quarter of 2008 resulting from the soft market cycle experienced in the insurance industry.
Noninterest expense totaled $118.45 million for the first quarter of 2009 compared to $113.47 million for the first quarter of 2008, an increase of $4.98 million, or 4.39%. This increase in noninterest expense resulted primarily from incremental costs related to the 17 full-service branch bank offices opened during 2008 and the four branch bank offices opened in 2009, coupled with the significant increase in the Company’s FDIC insurance expense for the first quarter of 2009, despite being assessed at the FDIC’s lowest rate because of its status as being well capitalized under federal regulations. The FDIC has also proposed a one-time emergency special assessment of 20 basis points as part of the restoration plan for the Deposit Insurance Fund. As a result, the Company would be assessed approximately $18.40 million in the second quarter of 2009, which amount would be paid in the third quarter. The one-time assessment has attracted significant attention and might be reduced to 10 basis points, which would result in an assessment of approximately $9.20 million for the Company. A final determination on the rate of the one-time emergency special assessment is expected in the second quarter. The major components of net income are discussed in more detail in the various sections that follow.
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
Net interest revenue was $112.45 million for the three months ended March 31, 2009, compared to $112.71 million for the same period in 2008, representing a decrease of approximately $256,000, or 0.23%. This slight increase in net interest revenue for the first quarter of 2009 was primarily related to the Company’s asset/liability management strategy that focused on funding the Company’s loan growth with the proceeds of maturing lower yielding investment securities, short-term borrowings and growth in demand deposits.

Interest revenue decreased $34.90 million, or 18.08%, to $158.19 million for the three months ended March 31, 2009 from $193.10 million for the three months ended March 31, 2008. While average interest earning assets increased $239.39 million, or 2.00%, to $12.19 billion for the first quarter of 2009 from $11.95 billion for the first quarter of 2008, the interest revenue attributable to this increase was more than offset by a decrease of 124 basis points in the yield on those assets to 5.26% for the first quarter of 2009 from 6.50% for the first quarter of 2008 resulting in an overall decrease in interest revenue.
Interest expense decreased $34.65 million, or 43.10%, to $45.74 million for the three months ended March 31, 2009 from $80.39 million for the three months ended March 31, 2008. While average interest bearing liabilities increased $99.75 million, or 0.98%, to $10.24 billion for the first quarter of 2009 from $10.14 billion for the first quarter of 2008, the interest expense attributable to this increase in average interest bearing liabilities was more than offset by a decrease of 138 basis points in the average rate paid on those liabilities to 1.81% from 3.19%. The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 was a result of the Company’s ability to reduce higher cost time deposits while increasing lower cost demand deposits and short-term borrowings.
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
Net interest margin for the three months ended March 31, 2009 and 2008 was 3.74% and 3.79%, respectively, representing a decrease of five basis points. Net interest rate spread for the first quarter of 2009 was 3.45%, an increase of 14 basis points from 3.31% for the first quarter of 2008. The average rate earned on interest earning assets for the three months ended March 31, 2009 and 2008 was 5.26% and 6.50%, respectively, representing a decrease of 124 basis points. The average rate paid on interest bearing liabilities for the three months ended March 31, 2009 and 2008 was 1.81% and 3.19%, respectively, representing a decrease of 138 basis points. The earning asset yield decrease for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was a result of the decline in interest rates that affected the Company’s loan and lease portfolio. The decrease in the average rate paid on interest bearing liabilities was a result of the Company’s ability to reduce higher rate time deposits while increasing lower cost demand deposits and short-term FHLB and other borrowings.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The Company’s current asset/liability strategy of partially funding loan growth with short-term borrowings from the FHLB and federal funds purchased has contributed to the increased liability sensitivity in the 0 to 90 days category. The following table presents the Company’s interest rate sensitivity at March 31, 2009:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$34,230	$-	$-	$-
Held-to-maturity securities	104,121	312,090	688,696	225,903
Available-for-sale and trading securities	47,492	23,037	433,871	489,129
Loans and leases, net of unearned income	5,114,794	1,559,544	2,861,301	177,184
Loans held for sale	143,768	318	1,919	22,764

Total interest earning assets	5,444,405	1,894,989	3,985,787	914,980

Interest bearing liabilities:
Interest bearing demand deposits and savings	4,725,296	-	-	-
Other time deposits	783,719	1,936,890	823,810	1,452
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	1,417,146	-	49,503	-
Long-term FHLB borrowings and junior subordinated debt securities	-	201,000	56,802	188,812
Other	2	13	-	98

Total interest bearing liabilities	6,926,163	2,137,903	930,115	190,362

Interest rate sensitivity gap	$(1,481,758)	$(242,914)	$3,055,672	$724,618

Cumulative interest sensitivity gap	$(1,481,758)	$(1,724,672)	$1,331,000	$2,055,618

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
The Company’s provision for credit losses, allowance for credit losses and net charge-offs are shown in the following table:

	Three months ended
	March 31,
	2009	2008	% Change
	(Dollars in thousands)
Provision for credit losses	$14,945	$10,811	38.24%
Allowance for credit losses as a percentage of loans and leases outstanding at period-end	1.39%	1.29%	7.75
Net charge-offs	$13,106	$6,707	95.41
Net charge-offs as a percentage of average loans and leases (annualized)	0.54%	0.29%	86.21
The increase in the provision for credit losses for the first three months of 2009 compared to the same period of 2008 was a result of the increased credit risk from the loan growth experienced by the Company, an increase in net charge-offs and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications attributable to the current economic environment. Net charge-offs as a percentage of average loans and leases increased for the first three months of 2009 compared to the same period of 2008 as a result of the Company addressing emerging credit issues. Because the Company’s mortgage lending decisions are based on conservative lending policies, the Company continues to have only nominal direct exposure to the credit issues affecting the sub-prime residential mortgage market.
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

	March 31,				December 31,
	2009		2008		2008
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and agricultural	$15,727	13.21%	$15,852	13.46%	$16,210	13.22%
Consumer and installment	5,174	4.21%	7,520	4.62%	5,313	4.13%
Real estate mortgage	107,202	77.75%	92,681	76.59%	105,666	77.67%
Lease financing	3,057	2.85%	2,823	3.00%	2,940	2.87%
Other	3,472	1.98%	425	2.33%	2,664	2.11%

Total	$134,632	100.00%	$119,301	100.00%	$132,793	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Balance, beginning of period	$132,793	$115,197	$115,197

Loans and leases charged off:
Commercial and agricultural	(740)	(4,069)	(6,798)
Consumer, installment and other	(1,968)	(1,454)	(6,978)
Real estate mortgage	(11,036)	(2,085)	(27,965)
Lease financing	(407)	(106)	(326)

Total loans charged off	(14,151)	(7,714)	(42,067)

Recoveries:
Commercial and agricultural	124	184	1,082
Consumer, installment and other	491	660	1,856
Real estate mortgage	375	159	923
Lease financing	55	4	52

Total recoveries	1,045	1,007	3,913

Net charge-offs	(13,106)	(6,707)	(38,154)

Provision charged to operating expense	14,945	10,811	56,176
Acquisitions	-	-	(426)

Balance, end of period	$134,632	$119,301	$132,793

Average loans for period	$9,695,475	$9,213,294	$9,429,963

Ratios:
Net charge-offs to average loans (annualized)	0.54%	0.29%	0.40%

Noninterest Revenue
The components of noninterest revenue for the three months ended March 31, 2009 and 2008 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2009	2008	% Change
	(Dollars in thousands)
Mortgage lending	$7,652	$1,543	395.92%
Credit card, debit card and merchant fees	8,348	7,976	4.66
Service charges	14,085	15,839	(11.07)
Trust income	2,209	2,234	(1.12)
Securities gains, net	5	78	(93.59)
Insurance commissions	22,645	24,668	(8.20)
Other	11,349	13,893	(18.31)

Total noninterest revenue	$66,293	$66,231	0.09%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities -- origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to originate mortgage loans to sell them in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Origination volume of $424.31 million and $277.23 million produced origination revenue of $8.52 million and $2.56 million for the quarters ended March 31, 2009 and 2008, respectively. Significantly increased volume and better pricing and delivery execution for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 resulted in much higher revenue during the first quarter of 2009 when compared to the first quarter of 2008.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.58 million and $2.38 million for the quarters ended March 31, 2009 and 2008, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.45 million for the quarter ended March 31, 2009 and decreased $3.39 million for the quarter ended March 31, 2008.
Credit card, debit card and merchant fees increased as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts decreased as a result of lower volumes of items processed. Trust income decreased slightly in 2009 when compared to 2008 as a result of decreases in the value of assets under care (either managed or in custody). The decrease in insurance commissions was primarily the result of the reduced commissions paid by the underwriters.
Contributing to the decline in other noninterest revenue for the first quarter of 2009 compared to the first quarter of 2008 was the $2.78 million gain reflected in other noninterest revenue in the first quarter of 2008 related to the sale of shares of Visa, Inc. common stock in connection with its initial public offering. The Company also noticed decreases in annuity fees and brokerage revenue coupled with increased losses related to the disposition of other real estate owned when comparing the first quarter of 2009 to the first quarter of 2008. During the first quarter of 2009, the Company recorded a gain from the sale of student loans of $1.69 million. The Company had no significant loan sales during the first quarter of 2008. The Company currently has contracts that will allow it to sell its student loan portfolio in the future. All of the Company’s student loans are fully guaranteed by the federal government.
Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2009 and 2008 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2009	2008	% Change
	(Dollars in thousands)
Salaries and employee benefits	$71,363	$70,175	1.69%
Occupancy, net of rental income	9,999	9,483	5.44
Equipment	6,222	6,433	(3.28)
Other	30,869	27,379	12.75

Total noninterest expense	$118,453	$113,470	4.39%

Salaries and employee benefits expense for the three months ended March 31, 2009 increased slightly compared to the same period in 2008, primarily as a result of the hiring of employees to staff banking facilities added since March 31, 2008 as the Company opened 17 full-service branch bank offices during 2008 and four full-service branch offices in 2009. Occupancy expense also increased on a comparable three-month period basis primarily because of additional banking facilities opened since March 31, 2008. Equipment expense decreased for the comparable three-month period because of the Company’s focus on controlling these expenses. The increase in other noninterest expense was a result of normal increases and general inflation in the cost of services and supplies purchased by the Company during the first three months of 2009 compared to the first three months of 2008. Also, the Company experienced a significant increase in its FDIC insurance expense for the first quarter of 2009, despite being assessed at the FDIC’s lowest rate because of its status as being well capitalized under federal regulations. The FDIC has also proposed a one-time emergency special assessment of 20 basis points as part of the restoration plan for the Deposit Insurance Fund. As a result, the Company would be assessed approximately $18.40 million in the second quarter of 2009, which amount would be paid in the third quarter. The one- time assessment has attracted significant attention and might be reduced to 10 basis points, which would result in an assessment of approximately $9.20 million for the Company. A final determination on the rate of the one-time emergency special assessment is expected in the second quarter. Increased premiums for 2009 combined with credits used to partially offset 2008 premiums resulted in an increase in FDIC insurance to $3.13 million for the three months ended March 31, 2009 from $291,000 for the three months ended March 31, 2008.
Income Tax
Income tax expense was $13.29 million for the first quarter of 2009, a 21.22% decrease from $16.88 million for the first quarter of 2008. The decrease in income tax expense for the first quarter of 2009, compared to the first quarter of 2008, was a result of the decrease in net income before tax, as net income before tax decreased 17.78% when comparing the first quarter of 2009 to the first quarter of 2008. The effective tax rates for the first quarter of 2009 and 2008 remained relatively stable at 31.08% and 32.44%, respectively.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2009 were $12.24 billion, or 90.95% of total assets, compared with $12.21 billion, or 90.58% of total assets, at December 31, 2008.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities remained static at $1.33 billion at both March 31, 2009 and December 31, 2008. Available-for-sale securities were $993.53 million at March 31, 2009, compared to $982.86 million at December 31, 2008, a 1.09% decrease.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. Loans and leases, net of unearned income, totaled $9.71 billion at March 31, 2009, which represented a 0.53% increase from $9.69 billion at December 31, 2008.
At March 31, 2009, the Bank did not have any concentrations of loans or leases in excess of 10% of total loans and leases outstanding. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses but does not consider these factors alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At March 31, 2009, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
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
The Bank’s policy provides that loans and leases, other than installment loans and leases, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Non-performing loans and leases were 0.76% of loans and leases, net of unearned income, at March 31, 2009 and 0.66% of loans and leases, net of unearned income, at December 31, 2008.
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of non-performing loans (“NPL”) at March 31, 2009:

			NPL as a %
Loan and Lease Portfolio	Outstanding	NPL	of Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,266,579	$6,819	0.54%
Real estate
Consumer mortgages	2,037,439	18,113	0.89
Home equity	519,528	1,590	0.31
Agricultural	238,466	1,353	0.57
Commercial and industrial-owner occupied	1,455,422	7,135	0.49
Construction, acquisition and development	1,692,526	30,544	1.80
Commercial	1,660,211	2,387	0.14
Credit cards	98,450	3,934	4.00
All other	744,202	1,941	0.26

Total loans	$9,712,823	$73,816	0.76%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at March 31, 2009:

		90+ Days				NPL as a
Real Estate Construction,		Past Due still	Non-accruing	Restructured		% of
Acquisition and Development	Outstanding	Accruing	Loans	Loans	NPL	Outstanding
	(Dollars in thousands)
Multi-family construction	$13,332	$119	$-	$-	$119	0.89%
Condominiums	17,558	-	-	-	-	-
One-to-four family construction	337,963	2,615	473	-	3,088	0.91
Recreation and all other loans	47,881	-	998	-	998	2
Commercial construction	366,846	-	6,677	-	6,677	2
Commercial acquisition and development	257,433	462	-	-	462	0.18
Residential acquisition and development	651,513	8,177	9,835	1,188	19,200	2.95

Total	$1,692,526	$11,373	$17,983	$1,188	$30,544	1.80%

Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $10.09 billion at March 31, 2009 as compared to $9.71 billion at December 31, 2008, representing a 3.91% increase. Noninterest bearing demand deposits increased by $85.68 million, or 4.94%, to $1.82 billion at March 31, 2009 from $1.74 billion at December 31, 2008, and interest bearing demand deposits increased $101.31 million or 2.59%, to $4.01 billion at March 31, 2009 from $3.90 billion at December 31, 2008. Savings and other time deposits increased $193.11 million, or 4.74%, to $4.27 billion at March 31, 2009 from $4.07 billion at December 31, 2008.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. While the Company continues to choose to fund its loan growth with short-term borrowings rather than with higher rate time deposits, the increase in low cost demand deposits resulted in a decrease in short-term funding of 69.63% to $210.00 million at March 31, 2009 from $691.51 million at December 31, 2008. The Company had long-term advances totaling $286.30 million at March 31, 2009, which remained consistent with $286.31 million at December 31, 2008. At March 31, 2009, the Company had approximately $2.54 billion in additional borrowing capacity under the existing FHLB borrowing agreement.
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
In the fourth quarter of 2008, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Under the TLGP, the Bank’s debt guarantee limit is $238.90 million. As of this report, the Bank had not issued any senior unsecured debt under this program.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 10.92% and 12.17%, respectively, at March 31, 2009. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at March 31, 2009. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.72% at March 31, 2009, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at March 31, 2009 as its Tier I capital, total capital and leverage capital ratios were 10.68%, 11.93% and 8.54%, respectively.
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At March 31, 2009, 460,700 shares had been repurchased under this program but the Company did not repurchase any shares of its common stock during the three months ended March 31, 2009. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
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
CRITICAL ACCOUNTING POLICIES
During the three months ended March 31, 2009, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2009, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2009.
ITEM 6. EXHIBITS.

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h) (i)	Junior Subordinated Debt Security Specimen. (9) Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.
(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)
DATE: May 6, 2009	/s/ L. Nash Allen, Jr.
L. Nash Allen, Jr.
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

(3)	(a)	Articles of Incorporation, as amended and restated. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h) (i)	Junior Subordinated Debt Security Specimen. (9) Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.
(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.