Form 10-Q
period 2009-06-30
BANCORPSOUTH INC
filed 2009-08-07
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the registrant had outstanding 83,407,131 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, payment of dividends, estimates of fair value discount rates, asset quality, cost controls, amount of the Company’s non-performing loans and leases, credit losses, credit quality, core deposits, off-balance sheet commitments and arrangements, amortization expense, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, consideration for future acquisitions, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the impact of federal and state regulatory requirements for capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream, the term of service of incumbent directors and the application and impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(1)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$236,327	$291,055
Interest bearing deposits with other banks	28,836	13,542
Held-to-maturity securities, at amortized cost	1,204,618	1,333,521
Available-for-sale securities, at fair value	969,207	982,859
Loans and leases	9,806,735	9,740,867
Less: Unearned income	45,335	49,590
Allowance for credit losses	138,747	132,793

Net loans	9,622,653	9,558,484
Loans held for sale	94,736	189,242
Premises and equipment, net	348,661	351,204
Accrued interest receivable	71,349	79,183
Goodwill	270,097	268,966
Other assets	451,335	412,162

TOTAL ASSETS	$13,297,819	$13,480,218

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,773,418	$1,735,130
Interest bearing	3,960,008	3,904,307
Savings	718,302	678,326
Other time	3,705,819	3,394,109

Total deposits	10,157,547	9,711,872
Federal funds purchased and securities sold under agreement to repurchase	755,609	1,205,366
Short-term Federal Home Loan Bank and other short-term borrowings	475,000	691,510
Accrued interest payable	24,084	20,755
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	286,292	286,312
Other liabilities	164,028	163,831

TOTAL LIABILITIES	12,022,872	12,239,958

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized — 500,000,000 shares, Issued — 83,356,430 and 83,105,100 shares, respectively	208,391	207,763
Capital surplus	220,859	215,255
Accumulated other comprehensive loss	(25,162)	(26,896)
Retained earnings	870,859	844,138

TOTAL SHAREHOLDERS’ EQUITY	1,274,947	1,240,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,297,819	$13,480,218

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$129,263	$147,289	$258,472	$306,473
Deposits with other banks	22	193	92	401
Federal funds sold and securities purchased under agreement to resell	3	—	4	67
Held-to-maturity securities:
Taxable	12,108	15,044	25,139	30,991
Tax-exempt	2,155	2,025	4,266	4,100
Available-for-sale securities:
Taxable	8,721	8,531	17,759	18,095
Tax-exempt	826	1,260	1,709	2,464
Loans held for sale	1,215	1,420	2,490	3,630

Total interest revenue	154,313	175,762	309,931	366,221

INTEREST EXPENSE:
Deposits:
Interest bearing demand	9,738	12,938	21,986	30,195
Savings	927	1,291	1,863	2,834
Other time	26,496	39,778	52,329	86,638
Federal funds purchased and securities sold under agreement to repurchase	421	3,321	993	8,516
Federal Home Loan Bank borrowings	2,885	5,359	5,708	11,644
Other	2,906	3,232	6,236	6,481

Total interest expense	43,373	65,919	89,115	146,308

Net interest revenue	110,940	109,843	220,816	219,913
Provision for credit losses	17,594	11,237	32,539	22,048

Net interest revenue, after provision for credit losses	93,346	98,606	188,277	197,865

NONINTEREST REVENUE:
Mortgage lending	13,959	9,507	21,611	11,050
Credit card, debit card and merchant fees	9,111	8,846	17,459	16,822
Service charges	15,642	17,093	29,727	32,932
Trust income	2,040	2,261	4,249	4,495
Security gains, net	42	199	47	277
Insurance commissions	20,575	21,462	43,220	46,130
Other	18,370	13,898	29,719	27,791

Total noninterest revenue	79,739	73,266	146,032	139,497

NONINTEREST EXPENSE:
Salaries and employee benefits	70,092	68,121	141,455	138,296
Occupancy, net of rental income	10,492	9,716	20,491	19,199
Equipment	5,855	6,245	12,077	12,678
Deposit insurance assessments	9,357	399	12,483	691
Other	27,471	27,583	55,214	54,670

Total noninterest expense	123,267	112,064	241,720	225,534

Income before income taxes	49,818	59,808	92,589	111,828
Income tax expense	15,951	19,683	29,245	36,558

Net income	$33,867	$40,125	$63,344	$75,270

Earnings per share: Basic	$0.41	$0.49	$0.76	$0.91

Diluted	$0.41	$0.49	$0.76	$0.91

Dividends declared per common share	$0.22	$0.22	$0.44	$0.43

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$63,344	$75,270

Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,539	22,048
Depreciation and amortization	15,539	14,360
Deferred taxes	(477)	(1,016)
Amortization of intangibles	2,623	3,003
Amortization of debt securities premium and discount, net	2,828	1,382
Share-based compensation expense	1,298	1,381
Security gains, net	(47)	(277)
Net deferred loan origination expense	(4,934)	(4,731)
Excess tax benefit from exercise of stock options	(394)	(165)
Decrease in interest receivable	7,834	12,288
Increase (decrease) in interest payable	3,329	(8,612)
Realized gain on student loans sold	(3,681)	(17)
Proceeds from student loans sold	155,859	1,483
Origination of student loans held for sale	(33,407)	(43,101)
Realized gain on mortgages sold	(14,424)	(5,696)
Proceeds from mortgages sold	928,287	548,696
Origination of mortgages held for sale	(931,859)	(546,194)
Increase in bank-owned life insurance	(3,550)	(3,432)
(Increase) decrease in prepaid pension asset	(37,719)	668
Other, net	(7,024)	(3,695)

Net cash provided by operating activities	175,964	63,643

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	155,652	186,681
Proceeds from calls and maturties of available-for-sale securities	72,598	249,015
Purchases of held-to-maturity securities	(27,220)	(8,860)
Purchases of available-for-sale securities	(60,732)	(274,541)
Net increase in loans and leases	(96,834)	(314,881)
Purchases of premises and equipment	(14,258)	(31,797)
Proceeds from sale of premises and equipment	2,600	490
Acquisition of businesses, net of cash acquired	(1,130)	(10,152)
Other, net	(39)	(440)

Net cash provided by (used in) investing activities	30,637	(204,485)

Financing activities:
Net increase (decrease) in deposits	445,675	(257,546)
Net (decrease) increase in short-term debt and other liabilities	(659,914)	219,602
Advances of long-term debt	—	200,000
Repayment of long-term debt	(20)	(77)
Issuance of common stock	4,454	1,386
Purchase of common stock	—	(326)
Excess tax benefit from exercise of stock options	394	165
Payment of cash dividends	(36,624)	(35,429)

Net cash (used in) provided by financing activities	(246,035)	127,775

Decrease in cash and cash equivalents	(39,434)	(13,067)
Cash and cash equivalents at beginning of period	304,597	335,636

Cash and cash equivalents at end of period	$265,163	$322,569

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain 2008 amounts have been reclassified to conform with the 2009 presentation.
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
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2009	2008	2008
	(In thousands)
Commercial and industrial	$1,323,524	$1,302,595	$1,288,227
Real estate
Consumer mortgages	2,054,666	2,102,414	2,096,568
Home equity	532,337	470,503	511,480
Agricultural	242,034	255,262	234,024
Commercial and industrial-owner occupied	1,394,852	1,444,014	1,465,027
Construction, acquisition and development	1,652,052	1,578,628	1,689,719
Commercial	1,719,044	1,479,867	1,568,956
Credit cards	101,844	90,193	93,650
All other	786,382	806,502	793,216

Total	$9,806,735	$9,529,978	$9,740,867

The following table presents information concerning non-performing loans as of the dates indicated:

	June 30,		December 31,
	2009	2008	2008
	(In thousands)
Non-accrual loans and leases	$45,542	$17,710	$28,168
Loans and leases 90 days or more past due, still accruing	43,866	25,719	33,373
Restructured loans and leases still accruing	8,264	2,620	2,472

Total non-performing loans	$97,672	$46,049	$64,013

The Bank’s policy provides that loans and leases, other than installment loans and leases, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.
NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2009	2008	2008
	(In thousands)
Balance at beginning of period	$132,793	$115,197	$115,197
Provision charged to expense	32,539	22,048	56,176
Recoveries	2,032	2,169	3,913
Loans and leases charged off	(28,617)	(15,936)	(42,067)
Acquisitions	—	—	(426)

Balance at end of period	$138,747	$123,478	$132,793

NOTE 4 — SECURITIES
A comparison of amortized cost and estimated fair values of held-to-maturity securities as of June 30, 2009 and December 31, 2008 follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$938,118	$47,067	$—	$985,185
Obligations of states and political subdivisions	266,500	4,578	2,193	268,885

Total	$1,204,618	$51,645	$2,193	$1,254,070

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,079,431	$59,252	$—	$1,138,683
Obligations of states and political subdivisions	254,090	3,426	3,994	253,522

Total	$1,333,521	$62,678	$3,994	$1,392,205

Gross gains of approximately $3,000 and gross losses of approximately $2,000 were recognized during the first six months of 2009. Gross gains of approximately $104,000 and gross losses of approximately $5,000 were recognized during the first six months of 2008. These gains and losses were a result of held-to-maturity securities being called prior to maturity.
The amortized cost and estimated fair value of held-to-maturity securities at June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$419,255	$427,643
Maturing after one year through five years	542,376	578,506
Maturing after five years through ten years	94,554	97,918
Maturing after ten years	148,433	150,003

Total	$1,204,618	$1,254,070

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2009 and December 31, 2008 follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$495,327	$17,675	$4,383	$508,619
Government agency issued residential mortgage-backed securities	325,301	4,857	183	329,975
Government agency issued commercial mortgage-backed securities	18,384	231	159	18,456
Obligations of states and political subdivisions	74,666	986	343	75,309
Collateralized debt obligations	2,375	—	—	2,375
Other	34,019	459	5	34,473

Total	$950,072	$24,208	$5,073	$969,207

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$496,665	$19,616	$—	$516,281
Government agency issued residential mortgage-backed securities	319,996	1,933	2,754	319,175
Government agency issued commercial mortgage-backed securities	18,534	296	277	18,553
Obligations of states and political subdivisions	83,102	714	1,277	82,539
Collateralized debt obligations	2,375	—	—	2,375
Other	43,538	407	9	43,936

Total	$964,210	$22,966	$4,317	$982,859

Gross gains of approximately $52,000 and gross losses of approximately $6,000 were recognized during the first six months of 2009. Gross gains of approximately $178,000 and no gross losses were recognized during the first six months of 2008.
The amortized cost and estimated fair value of available-for-sale securities at June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	June 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$45,413	$46,170
Maturing after one year through five years	439,541	458,752
Maturing after five years through ten years	264,778	262,080
Maturing after ten years	200,340	202,205

Total	$950,072	$969,207

The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at June 30, 2009:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Held-to-maturity securities:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	27,429	938	25,883	1,255	53,312	2,193

Total	$27,429	$938	$25,883	$1,255	$53,312	$2,193

Available-for-sale securities:
U.S. Government agencies	$204,762	$4,383	$29,343	$43	$234,105	$4,426
Government agency issued residential mortgage-backed securities	12,065	140	—	—	12,065	140
Government agency issued commercial mortgage-backed securities	11,061	159	—	—	11,061	159
Obligations of states and political subdivisions	5,305	86	1,990	257	7,295	343
Collateralized debt obligations	—	—	—	—	—	—
Other	13	5	—	—	13	5

Total	$233,206	$4,773	$31,333	$300	$264,539	$5,073

Based upon a review of the credit quality of these securities, and considering the fact that the issuers are in compliance with the terms of the securities, the Company has no intent to sell these securities, and it is more likely than not that the Company will not be required to sell the securities prior to recovery of costs, the impairments related to these securities were determined to be temporary. In the current quarter, there was no other-than-temporary impairment recorded.
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$33,867	83,307	$0.41	$40,125	82,369	$0.49

Effect of dilutive share-based awards	—	154		—	197

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$33,867	83,461	$0.41	$40,125	82,566	$0.49

	Six months ended June 30,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$63,344	83,207	$0.76	$75,270	82,350	$0.91

Effect of dilutive share-based awards	—	135		—	200

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$63,344	83,342	$0.76	$75,270	82,550	$0.91

NOTE 6 — COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2009			2008
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized losses arising during holding period	$(3,575)	$1,364	$(2,211)	$(16,684)	$6,452	$(10,232)
Less: Reclassification adjustment for net gains realized in net income	(42)	16	(26)	(199)	76	(123)
Recognized employee benefit plan net periodic benefit cost	1,125	(430)	695	146	(55)	91

Other comprehensive loss	$(2,492)	$950	$(1,542)	$(16,737)	$6,473	$(10,264)

Net income			33,867			40,125

Comprehensive income			$32,325			$29,861

	Six months ended June 30,
	2009			2008
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$533	$(212)	$321	$(3,508)	$1,481	$(2,027)
Less: Reclassification adjustment for net gains realized in net income	(47)	18	(29)	(277)	106	(171)
Recognized employee benefit plan net periodic benefit cost	2,335	(893)	1,442	291	(111)	180

Other comprehensive income (loss)	$2,821	$(1,087)	$1,734	$(3,494)	$1,476	$(2,018)

Net income			63,344			75,270

Comprehensive income			$65,078			$73,252

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2009 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2008	$217,618	$51,348	$268,966
Goodwill recorded during the period	—	1,131	1,131

Balance as of June 30, 2009	$217,618	$52,479	$270,097

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$17,571	$27,801	$16,607
Customer relationship intangibles	32,186	17,603	32,186	16,064
Non-solicitation intangibles	600	560	600	440

Total	$60,587	$35,734	$60,587	$33,111

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$447	$531	$964	$1,097
Customer relationship intangibles	756	883	1,539	1,786
Non-solicitation intangibles	60	60	120	120

Total	$1,263	$1,474	$2,623	$3,003

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2009 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2009	$1,800	$2,996	$160	$4,956
For year ended December 31, 2010	1,308	2,551	—	3,859
For year ended December 31, 2011	1,016	2,178	—	3,194
For year ended December 31, 2012	946	1,863	—	2,809
For year ended December 31, 2013	582	1,595	—	2,177
NOTE 8 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$1,746	$1,667	$3,563	$3,334
Interest cost	1,683	1,654	3,509	3,308
Expected return on assets	(2,551)	(2,646)	(5,348)	(5,292)
Amortization of unrecognized transition amount	3	5	8	10
Recognized prior service cost	96	67	171	134
Recognized net loss	1,026	73	2,156	146

Net periodic benefit costs	$2,003	$820	$4,059	$1,640

NOTE 9 — RECENT PRONOUNCEMENTS
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
In December 2007, SFAS No. 141(R), “Business Combinations,” was issued. SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies and loans, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) has had no material impact on the financial position or results of operations of the Company.
In December 2007, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51,” was issued. SFAS No. 160 requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Under SFAS No. 160, any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, SFAS No. 160 provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and noncontrolling interest, respectively. SFAS No. 160 is effective prospectively for periods beginning on or after December 15, 2008, with the exception of the presentation and disclosure requirements which should be retrospectively applied to all periods presented. The adoption of SFAS No. 160 has had no impact on the financial position or results of operations of the Company. The Company does not have any noncontrolling interests as it wholly owns all of its subsidiaries.
In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” was issued. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. All required disclosures are contained herein.
In April 2009, the FASB issued three related Staff Positions to clarify the application of SFAS 157. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-temporary Impairments,” amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The FSPs were effective for interim and annual periods ending after June

15, 2009. The Company adopted these FSPs effective April 1, 2009. The adoption of FSP FAS 157-4 did not have an impact on the financial position or results of operations of the Company. There was no initial effect of adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 on the financial position or results of operations of the Company. The adoption of FSP FAS 107-1 has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. See Note 14 for additional disclosures included in accordance with FSP FAS 107-1.
In May 2009, SFAS No. 165, “Subsequent Events,” was issued. SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this standard in the second quarter and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure. The adoption of this standard has had no material impact on the financial position or results of operations of the Company.
In June 2009, SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was issued. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of SFAS No. 166 will have no material impact on the financial position or results of operations of the Company.
In June 2009, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued. SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of SFAS No. 167 will have no material impact on the financial position or results of operations of the Company.
In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Committee (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 13, 2009. The Codification does not change or alter existing GAAP and management of the Company believes that it will have no impact on the financial position or results of operations of the Company.
NOTE 10 — SEGMENT REPORTING
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
Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2009 and 2008 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2009:
Results of Operations
Net interest revenue	$102,697	$135	$8,108	$110,940
Provision for credit losses	14,976	—	2,618	17,594

Net interest revenue after provision for credit losses	87,721	135	5,490	93,346
Noninterest revenue	36,064	20,437	23,238	79,739
Noninterest expense	81,681	17,457	24,129	123,267

Income before income taxes	42,104	3,115	4,599	49,818
Income taxes	13,481	1,223	1,247	15,951

Net income	$28,623	$1,892	$3,352	$33,867

Selected Financial Information
Total assets (at end of period)	$10,970,135	$162,501	$2,165,183	$13,297,819
Depreciation and amortization	7,380	1,170	568	9,118

Three months ended June 30, 2008:
Results of Operations
Net interest revenue	$101,032	$338	$8,473	$109,843
Provision for credit losses	9,618	—	1,619	11,237

Net interest revenue after provision for credit losses	91,414	338	6,854	98,606
Noninterest revenue	30,259	21,486	21,521	73,266
Noninterest expense	70,865	17,577	23,622	112,064

Income before income taxes	50,808	4,247	4,753	59,808
Income taxes	16,721	1,661	1,301	19,683

Net income	$34,087	$2,586	$3,452	$40,125

Selected Financial Information
Total assets (at end of period)	$11,078,459	$152,581	$2,168,111	$13,399,151
Depreciation and amortization	6,876	1,191	670	8,737

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Six months ended June 30, 2009:
Results of Operations
Net interest revenue	$203,943	$324	$16,549	$220,816
Provision for credit losses	28,699	—	3,840	32,539

Net interest revenue after provision for credit losses	175,244	324	12,709	188,277
Noninterest revenue	64,577	43,050	38,405	146,032
Noninterest expense	158,097	35,045	48,578	241,720

Income before income taxes	81,724	8,329	2,536	92,589
Income taxes	25,813	3,292	140	29,245

Net income	$55,911	$5,037	$2,396	$63,344

Selected Financial Information
Total assets (at end of period)	$10,970,135	$162,501	$2,165,183	$13,297,819
Depreciation and amortization	14,678	2,348	1,136	18,162

Six months ended June 30, 2008:
Results of Operations
Net interest revenue	$201,404	$766	$17,743	$219,913
Provision for credit losses	19,139	—	2,909	22,048

Net interest revenue after provision for credit losses	182,265	766	14,834	197,865
Noninterest revenue	58,919	46,038	34,540	139,497
Noninterest expense	139,741	35,868	49,925	225,534

Income before income taxes	101,443	10,936	(551)	111,828
Income taxes	33,163	4,293	(898)	36,558

Net income	$68,280	$6,643	$347	$75,270

Selected Financial Information
Total assets (at end of period)	$11,078,459	$152,581	$2,168,111	$13,399,151
Depreciation and amortization	11,243	2,389	3,731	17,363
NOTE 11 — MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. At June 30, 2009, the valuation of MSRs included an assumed average prepayment speed of 275 and an average discount rate of 11.26%. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2009	2008
	(In thousands)
Fair value as of January 1	$24,972	$32,482
Additions:
Origination of servicing assets	9,066	1,818
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(506)	(3,387)
Other changes in fair value	(8)	(4)

Fair value as of June 30	$33,524	$30,909

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.34 million and $2.10 million and late and other ancillary fees of approximately $217,000 and $294,000 for the three months ended June 30, 2009 and 2008, respectively. The Company recorded contractual servicing fees of $4.61 million and $4.18 million and late and other ancillary fees of approximately $529,000 and $587,000 for the six months ended June 30, 2009 and 2008, respectively.
NOTE 12 — DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At June 30, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $181.74 million with a carrying value and fair value reflecting a loss of approximately $515,000. At June 30, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $86.54 million with a carrying value and fair value reflecting a loss of approximately $76,000. At June 30, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $82.91 million with a carrying value and fair value reflecting a gain of approximately $918,000. At June 30, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $31.74 million with a carrying value and fair value reflecting a gain of approximately $339,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of June 30, 2009, the notional amount of customer related derivative financial instruments was $450.22 million with an average maturity of 86 months, an average interest receive rate of 2.42% and an average interest pay rate of 6.12%.
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$508,619	$—	$508,619
Government agency issued residential mortgage-backed securities	—	329,975	—	329,975
Government agency issued commercial mortgage-backed securities	—	18,456	—	18,456
Obligations of states and political subdivisions	—	75,309	—	75,309
Collateralized debt obligations	—	—	2,375	2,375
Other	407	34,066	—	34,473
Mortgage servicing rights	—	—	33,524	33,524
Derivative instruments	—	25,229	1,669	26,898

Total	$407	$991,654	$37,568	$1,029,629

Liabilities:
Derivative instruments	$—	$25,229	$1,266	$26,495

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month period ended June 30, 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains for the year to date included in:
Net income	8,552	1,086	—
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2009	$33,524	$403	$2,375

Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at June 30, 2009	$(506)	$403	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$94,736	$—	$94,736	$—
Impaired loans	—	—	32,204	32,204	(3,968)

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
Securities. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Loans and Leases. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. The fair value of loans and leases is calculated by discounting scheduled cash flows through the estimated maturity using rates currently available that reflect the credit and interest rate risk inherent in the loan or lease, which may or may not equate to the exit price of the loan or lease. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. Management has made estimates of fair value discount rates that it believes are reasonable. However, because there is no market for many of these financial instruments, management has no assurance that the fair value presented would be indicative of the value negotiated in an actual sale. New loan and lease rates were used as the discount rate on existing loans and leases of similar type, credit quality and maturity.
Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated fair value and are subject to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of existing commitments or the prevailing market value of similar loans.
Deposit Liabilities. Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the prevailing rates offered for deposits of similar maturities.
Debt. The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term Federal Home Loan Bank (“FHLB”) advance securities is based on the discounted value of contractual cash flows. The discount rate is estimated using the prevailing rates available for advances of similar maturities. The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.
Derivative Instruments. The Company has commitments to fund fixed-rate mortgage loans and forward commitments to sell individual fixed-rate mortgage loans. The fair value of these derivative instruments is based on observable market prices. The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates.
Lending Commitments. The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature. As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time. Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.
The following table presents carrying and fair value information at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$236,327	$236,327	$291,055	$291,055
Interest bearing deposits with other banks	28,836	28,836	13,542	13,542
Held-to-maturity securities	1,204,618	1,254,070	1,333,521	1,392,205
Available-for-sale securities	969,207	969,207	982,859	982,859
Net loans and leases	9,622,653	9,698,414	9,558,484	9,634,721
Loans held for sale	94,736	94,770	189,242	197,310

Liabilities:
Noninterest bearing deposits	1,773,418	1,773,418	1,735,130	1,735,130
Savings and interest bearing deposits	4,678,310	4,678,310	4,582,633	4,582,633
Other time deposits	3,705,819	3,710,731	3,394,109	3,426,475
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	1,230,609	1,228,335	1,896,876	1,893,630
Long-term debt and other borrowings	446,709	459,004	446,745	460,449

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(515)	(515)	(1,944)	(1,944)
Commitments to fund fixed rate mortgage loans	918	918	1,261	1,261
Interest rate swap position to receive	25,229	25,229	42,558	42,558
Interest rate swap position to pay	(25,229)	(25,229)	(42,558)	(42,558)
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
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2009 and 2008 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information. The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during 2008 and the first six months of 2009, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and understands that the continuing economic downturn has had a negative impact on the Company and on its customers in all of the markets that it serves. The impact is reflected in a decline in credit quality and the increases in the Company’s measures of non-performing loans and net charge-offs, compared to the second quarter and first six months of 2008. While these measures have increased, the Company believes that it is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall and, therefore, management intends to move promptly and decisively to address any emerging credit issues.
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
The tables below summarize the Company’s net income, net income per share, return on average assets and return on average shareholders’ equity for the three months and six months ended June 30, 2009 and 2008. Management believes these amounts and ratios are key indicators of the Company’s financial performance.

	Three months ended
	June 30,
	2009	2008	% Change
(Dollars in thousands, except per share amounts)
Net income	$33,867	$40,125	(15.60)%
Net income per share: Basic	$0.41	$0.49	(16.33)
Diluted	$0.41	$0.49	(16.33)
Return on average assets (annualized)	1.02%	1.23%	(17.07)
Return on average shareholders’ equity (annualized)	10.86%	13.16%	(17.48)

	Six months ended
	June 30,
	2009	2008	% Change
(Dollars in thousands, except per share amounts)
Net income	$63,344	$75,270	(15.84)%
Net income per share: Basic	$0.76	$0.91	(16.48)
Diluted	$0.76	$0.91	(16.48)
Return on average assets (annualized)	0.96%	1.15%	(16.52)
Return on average shareholders’ equity (annualized)	10.26%	12.48%	(17.79)
The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. While the Company experienced moderate loan growth, a declining interest rate environment resulted in a decrease in interest revenue of 12.20% in the second quarter of 2009 compared to the same period in 2008 and 15.37% in the first six months of 2009 compared to the same period in 2008. The Company experienced a decrease in interest expense of 34.20% in the second quarter of 2009 compared to the second quarter of 2008 and a decrease of 39.09% in the first six months of 2009 compared to the first six months of 2008 primarily because of the substantial decline in rates paid on deposits and other funding sources. The Company continued with its asset/liability strategies, which include funding loan growth with the proceeds from maturing, lower yielding investment securities, short-term borrowings and increased lower rate demand deposits which somewhat offset the reduction in higher rate time deposits when comparing June 30, 2009 to June 30, 2008. These factors combined to increase the Company’s net interest revenue to $110.94 million for the second quarter of 2009, an increase of $1.10 million, or 1.00%, from $109.84 million for the second quarter of 2008 and to $220.82 million for the first six months of 2009, an increase of approximately $903,000, or 0.41%, from $219.91 million for the first six months of 2008.

Contributing to the decrease in net income was the increase in the provision for credit losses in the second quarter and first six months of 2009 compared to the same periods of 2008. The provision for credit losses was $17.59 million for the second quarter of 2009 compared to $11.24 million for the second quarter of 2008 and was $32.54 million for the first six months of 2009 compared to $22.05 million for the first six months of 2008. Consistent with the increase in the provision for credit losses, annualized net charge-offs increased to 0.55% of average loans for the second quarter of 2009 from 0.30% of average loans for the second quarter of 2008 and to 0.55% of average loans for the first six months of 2009 from 0.30% of average loans for the first six months of 2008. The increase in the provision for credit losses for the second quarter and first six months of 2009 was primarily reflective of the slowing economic environment as well as the Company’s focus on early identification and resolution of credit issues.
The Company has taken steps that have diversified its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue increased 8.83% for the second quarter of 2009 compared to the second quarter of 2008 and 4.68% for the first six months of 2009 compared to the first six months of 2008. One of the primary contributors to the increase in noninterest revenue was mortgage lending revenue, which increased 46.83% to $13.96 million for the second quarter of 2009 compared to $9.51 million for the second quarter of 2008 and 95.57% to $21.61 million for the first six months of 2009 compared to $11.05 million for the first six months of 2008. The increase in mortgage lending revenue was primarily a result of the increase in mortgage originations, the majority of which were refinancings resulting from historically low mortgage interest rates. This large increase in mortgage lending revenue was offset, however, by an 8.49% and 9.73% decrease in service charges for the second quarter and first six months of 2009, respectively, compared to the same periods in 2008, as a result of lower volumes of items processed. The increase in mortgage lending revenue was further offset by a decrease in insurance commissions of 4.13% and 6.31% for the second quarter and first six months of 2009, respectively, compared to the same periods in 2008, resulting from the soft market cycle experienced in the insurance industry. Also contributing to the increase in noninterest revenue during the first six months of 2009, the Company recorded interest on tax refunds of $2.83 million, gains on the sale of student loans of $3.68 million, a gain of $1.81 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery on a casualty loss of $1.33 million.
Noninterest expense totaled $123.27 million for the second quarter of 2009 compared to $112.06 million for the second quarter of 2008, an increase of $11.20 million, or 10.00%, and $241.72 million for the first six months of 2009 compared to $225.53 million for the first six months of 2008, an increase of $16.19 million, or 7.18%. This increase in noninterest expense included the incremental costs related to the 14 full-service branch bank offices opened since the end of the second quarter of last year, coupled with an increase of $2.86 million and $5.69 million in the Company’s regular FDIC insurance assessment for the second quarter and first six months of 2009, respectively, compared to the same periods in 2008, despite being assessed at the FDIC’s lowest rate because of its status as well capitalized under federal regulations. Noninterest expense was also negatively impacted by the $6.10 million special FDIC assessment as part of the restoration plan for the Deposit Insurance Fund. The major components of net income are discussed in more detail in the various sections that follow.
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

Net interest revenue was $113.49 million for the three months ended June 30, 2009, compared to $112.63 million for the same period in 2008, representing an increase of approximately $861,000, or 0.76%. Net interest revenue was $225.94 million for the first six months of 2009, compared to $225.12 million for the same period in 2008, representing an increase of approximately $824,000, or 0.37%. This slight increase in net interest revenue for the second quarter and first six months of 2009 was primarily due to average loans and leases increasing to $9.74 billion for the second quarter of 2009 from $9.37 billion for the second quarter of 2008, and to $9.72 billion for the first six months of 2009 from $9.29 billion for the first six months of 2008.
Interest revenue decreased $21.69 million, or 12.15%, to $156.86 million for the three months ended June 30, 2009 from $178.55 million for the three months ended June 30, 2008. While average interest earning assets increased $177.99 million, or 1.49%, to $12.14 billion for the second quarter of 2009 from $11.96 billion for the second quarter of 2008, the interest revenue attributable to this increase was more than offset by a decrease of 82 basis points in the yield on those assets to 5.18% for the second quarter of 2009 from 6.01% for the second quarter of 2008, resulting in the overall decrease in interest revenue. Interest revenue decreased $56.37 million, or 15.18%, to $315.06 million for the first six months of 2009 from $371.43 million for the first six months of 2008. While average interest earning assets increased $208.49 million, or 1.74%, to $12.16 billion for the first six months of 2009 from $11.95 billion for the first six months of 2008, the interest revenue attributable to this increase was more than offset by a decrease of 103 basis points in the yield on those assets to 5.22% for the first six months of 2009 from 6.25% for the first six months of 2008, again resulting in the overall decrease in interest revenue.
Interest expense decreased $22.55 million, or 34.20%, to $43.37 million for the three months ended June 30, 2009 from $65.92 million for the three months ended June 30, 2008. While average interest bearing liabilities increased $48.41 million, or 0.48%, to $10.09 billion for the second quarter of 2009 from $10.04 billion for the second quarter of 2008, the interest expense attributable to this increase in average interest bearing liabilities was more than offset by a decrease of 92 basis points in the average rate paid on those liabilities to 1.72% from 2.64%, respectively, for the same periods. Interest expense decreased $57.19 million, or 39.09%, to $89.12 million for the first six months of 2009 from $146.31 million for the first six months of 2008. While average interest bearing liabilities increased $73.66 million, or 0.73%, to $10.17 billion for the first six months of 2009 from $10.09 billion for the first six months of 2008, the interest expense attributable to this increase in average interest bearing liabilities was more than offset by a decrease of 115 basis points in the average rate paid on those liabilities to 1.77% from 2.92%, respectively, for the same periods. The decrease in interest expense for the three months and six months ended June 30, 2009 compared to the same periods in 2008 was a result of the Company’s ability to reduce higher cost time deposits while increasing lower cost demand deposits and replacing higher cost short-term borrowings with lower cost short-term borrowings.
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
Net interest margin for the three months ended June 30, 2009 and 2008 was 3.75% and 3.79%, respectively, representing a decrease of four basis points. Net interest rate spread for the second quarter of 2009 was 3.46%, an increase of nine basis points from 3.37% for the second quarter of 2008. The average rate earned on interest earning assets for the three months ended June 30, 2009 and 2008 was 5.18% and 6.01%, respectively, representing a decrease of 83 basis points. The average rate paid on interest bearing liabilities for the three months ended June 30, 2009 and 2008 was 1.72% and 2.64%, respectively, representing a decrease of 92 basis points. Net interest margin for the six months ended June 30, 2009 and 2008 was 3.75% and 3.79%, respectively, representing a decrease of four basis points. Net interest rate spread for the first six months of 2009 was 3.46%, an increase of 13 basis points from 3.33% for the first six months of 2008. The average rate earned on interest earning assets for the six months ended June 30, 2009 and 2008 was 5.22% and 6.25%, respectively, representing a decrease of 103 basis points. The average rate paid on interest bearing liabilities for the six months ended June 30, 2009 and 2008 was 1.77% and 2.92%, respectively, representing a decrease of 115 basis points. The earning asset yield decrease for the three months and six months ended June 30, 2009 as compared to the three months and six months ended June 30, 2008 was

1.77% and 2.92%, respectively, representing a decrease of 115 basis points. The earning asset yield decrease for the three months and six months ended June 30, 2009 as compared to the three months and six months ended June 30, 2008 was a result of the decline in interest rates that affected the Company’s loan and lease portfolio. That decline somewhat offset the increase in the yield on the investment portfolio as the Company chose to replace some lower-cost maturing investments. The decrease in the average rate paid on interest bearing liabilities was a result of the Company’s ability to reduce higher rate time deposits while increasing lower cost demand deposits and short-term FHLB and other borrowings.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The Company’s current asset/liability strategy of partially funding loan growth with short-term borrowings from the FHLB and federal funds purchased has contributed to the increased liability sensitivity in the 0 to 90 days category. The following table presents the Company’s interest rate sensitivity at June 30, 2009:

	Interest Rate Sensitivity — Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$28,836	$—	$—	$—
Held-to-maturity securities	64,881	366,126	579,629	193,982
Available-for-sale and trading securities	55,118	20,843	445,506	447,740
Loans and leases, net of unearned income	5,056,181	1,616,381	2,875,848	212,990
Loans held for sale	60,270	431	2,592	31,443

Total interest earning assets	5,265,286	2,003,781	3,903,575	886,155

Interest bearing liabilities:
Interest bearing demand deposits and savings	4,678,310	—	—	—
Other time deposits	881,841	1,828,652	937,801	57,525
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	1,148,158	2,960	79,491	—
Long-term FHLB borrowings and junior subordinated debt securities	—	202,000	55,792	188,812
Other	2	13	—	98

Total interest bearing liabilities	6,708,311	2,033,625	1,073,084	246,435

Interest rate sensitivity gap	$(1,443,025)	$(29,844)	$2,830,491	$639,720

Cumulative interest sensitivity gap	$(1,443,025)	$(1,472,869)	$1,357,622	$1,997,342

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

The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provide an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan-to-collateral values and borrower creditworthiness). Further, the Bank requires that a group of loans that have adverse internal ratings or that are significantly past due be subject to testing for impairment as required by SFAS No. 114. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators. The current economic downturn has had a negative impact on the Company’s measures of credit quality, as evidenced by the information in the tables below. Continued weakness in the economy could adversely affect the Company’s credit quality.
The Company’s provision for credit losses, allowance for credit losses and net charge-offs are shown in the following table:

	Three months ended
	June 30,
	2009	2008	% Change
	(Dollars in thousands)
Provision for credit losses	$17,594	$11,237	56.57%
Net charge-offs	$13,479	$7,060	90.92
Net charge-offs as a percentage of average loans and leases (annualized)	0.55%	0.30%	83.33

	Six months ended
	June 30,
	2009	2008	% Change
	(Dollars in thousands)
Provision for credit losses	$32,539	$22,048	47.58%
Net charge-offs	$26,585	$13,767	93.11
Net charge-offs as a percentage of average loans and leases (annualized)	0.55%	0.30%	83.33
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.42%	1.30%	9.23
The increase in the provision for credit losses for the second quarter and first six months of 2009 compared to the same periods of 2008 was a result of the increased credit risk from the loan growth experienced by the Company during the second quarter and first six months of 2009, an increase in net charge-offs and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications attributable to the prevailing economic environment. The increase in the net charge-offs as a percentage of average loans and leases for the second quarter and first six months of 2009 compared to the same periods of 2008 was primarily a result of the Company addressing credit issues and losses within the consumer mortgage and construction, acquisition and development portfolios. Because the Company’s mortgage lending decisions are based on conservative lending policies, the Company continues to have only nominal exposure to the credit issues affecting the sub-prime residential mortgage market.

The breakdown of the allowance by loan and lease category is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas. Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses. The following table presents (i) the breakdown of the allowance for credit losses by loan and lease category and (ii) the percentage of each category in the loan and lease portfolio to total loans and leases at the dates indicated:

	June 30,				December 31,
	2009		2008		2008
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and industrial	$16,948	13.50%	$17,609	13.67%	$16,210	13.22%
Real estate
Consumer mortgages	31,857	20.95%	29,994	22.06%	31,158	21.52%
Home equity	6,388	5.43%	5,149	4.94%	5,689	5.25%
Agricultural	3,880	2.47%	3,582	2.68%	3,167	2.40%
Commercial and industrial-owner occupied	19,269	14.22%	18,022	15.15%	17,982	15.04%
Construction, acquisition and development	27,121	16.85%	21,913	16.56%	29,771	17.35%
Commercial	20,277	17.53%	17,163	15.53%	17,899	16.11%
Credit cards	3,280	1.04%	1,086	0.95%	1,572	0.96%
All other	9,727	8.01%	8,960	8.46%	9,345	8.15%

Total	$138,747	100.00%	$123,478	100.00%	$132,793	100.00%

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$134,632	$119,301	$132,793	$115,197

Loans and leases charged off:
Commercial and industrial	(754)	(1,679)	(1,494)	(5,748)
Real estate
Consumer mortgages	(4,877)	(1,977)	(8,950)	(2,751)
Home equity	(1,106)	(65)	(2,259)	(350)
Agricultural	(3)	—	(40)	(12)
Commercial and industrial-owner occupied	(649)	(1,236)	(1,485)	(1,392)
Construction, acquisition and development	(4,335)	(1,291)	(8,712)	(2,149)
Commercial	(321)	—	(881)	—
Credit cards	(1,290)	(990)	(2,448)	(1,846)
All other	(1,131)	(984)	(2,348)	(1,688)

Total loans charged off	(14,466)	(8,222)	(28,617)	(15,936)

Recoveries:
Commercial and industrial	67	530	192	714
Real estate
Consumer mortgages	263	217	483	281
Home equity	2	3	5	5
Agricultural	—	—	2	—
Commercial and industrial-owner occupied	248	13	256	18
Construction, acquisition and development	4	14	90	102
Commercial	—	—	56	—
Credit cards	140	45	278	128
All other	263	340	670	921

Total recoveries	987	1,162	2,032	2,169

Net charge-offs	(13,479)	(7,060)	(26,585)	(13,767)

Provision charged to operating expense	17,594	11,237	32,539	22,048

Balance, end of period	$138,747	$123,478	$138,747	$123,478

Average loans for period	$9,740,916	$9,369,676	$9,718,321	$9,291,485

Ratios:
Net charge-offs to average loans (annualized)	0.55%	0.30%	0.55%	0.30%
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.42%	1.30%	1.42%	1.30%
Allowance for credit losses as a percentage of non-performing loans and leases at period end	142.05%	268.14%	142.05%	268.14%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended June 30, 2009 and 2008 and the corresponding percentage changes are shown in the following table:

	Three months ended
	June 30,
	2009	2008	% Change
	(Dollars in thousands)
Mortgage lending	$13,959	$9,507	46.83%
Credit card, debit card and merchant fees	9,111	8,846	3.00
Service charges	15,642	17,093	(8.49)
Trust income	2,040	2,261	(9.77)
Securities gains, net	42	199	(78.89)
Insurance commissions	20,575	21,462	(4.13)
Other	18,370	13,898	32.18

Total noninterest revenue	$79,739	$73,266	8.83%

	Six months ended
	June 30,
	2009	2008	% Change
	(Dollars in thousands)
Mortgage lending	$21,611	$11,050	95.57%
Credit card, debit card and merchant fees	17,459	16,822	3.79
Service charges	29,727	32,932	(9.73)
Trust income	4,249	4,495	(5.47)
Securities gains, net	47	277	(83.03)
Insurance commissions	43,220	46,130	(6.31)
Other	29,719	27,791	6.94

Total noninterest revenue	$146,032	$139,497	4.68%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Origination volume of $507.55 million and $265.54 million produced origination revenue of $8.45 million and $2.20 million for the quarters ended June 30, 2009 and 2008, respectively. Origination volume of $931.86 million and $546.19 million produced origination revenue of $16.97 million and $4.76 million for the six months ended June 30, 2009 and 2008, respectively. Significantly increased volume and better pricing and delivery execution for the three months and six months ended June 30, 2009 when compared to the same periods in 2008 contributed to higher mortgage lending revenue during 2009.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.58 million and $2.38 million for the quarters ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, revenue from the servicing of loans was $5.14 million and $4.77 million, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs increased $2.94 million for the quarter ended June 30, 2009 and increased $4.91 million for the quarter ended June 30, 2008. The fair value of MSRs decreased approximately $507,000 for the six months ended June 30, 2009 and increased $1.52 million for the six months ended June 30, 2008.
Credit card, debit card and merchant fees increased for the comparable three-month and six-month periods as a result of an increase in the number and monetary volume of items processed. Service charges on deposit accounts decreased for the comparable periods as a result of a lower volume of items processed. Trust income decreased for the comparable periods as a result of decreases in the value of assets under care (either managed or in custody). The decrease in insurance commissions for the comparable periods was primarily the result of the reduced commissions paid by the underwriters.
Other noninterest revenue for the second quarter and first six months of 2009 included interest on tax refunds of $2.83 million, a gain of $3.68 million from the sale of student loans, a gain of $1.81 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.33 million related to a casualty loss. The Company had decreases in annuity fees of $1.31 million and $1.85 million and decreases in brokerage revenue of approximately $366,000 and $966,000 when comparing the second quarter and first six months of 2009 to the second quarter and first six months of 2008, respectively. The Company also had increased losses of approximately $86,000 and $932,000 related to the disposition of other real estate owned when comparing the second quarter and first six months of 2009 to the second quarter and first six months of 2008, respectively. Other noninterest revenue for the second quarter and first six months of 2008 included a $2.78 million gain related to the sale of shares of Visa, Inc. common stock in connection with its initial public offering. The Company had no significant student loan sales during the first six months of 2008.
Noninterest Expense
The components of noninterest expense for the three months and six months ended June 30, 2009 and 2008 and the corresponding percentage changes are shown in the following table:

	Three months ended
	June 30,
	2009	2008	% Change
	(Dollars in thousands)
Salaries and employee benefits	$70,092	$68,121	2.89%
Occupancy, net of rental income	10,492	9,716	7.99
Equipment	5,855	6,245	(6.24)
Deposit insurance assessments	9,357	399	2,245.11
Other	27,471	27,583	(0.41)

Total noninterest expense	$123,267	$112,064	10.00%

	Six months ended
	June 30,
	2009	2008	% Change
	(Dollars in thousands)
Salaries and employee benefits	$141,455	$138,296	2.28%
Occupancy, net of rental income	20,491	19,199	6.73
Equipment	12,077	12,678	(4.74)
Deposit insurance assessments	12,483	691	1,706.51
Other	55,214	54,670	1.00

Total noninterest expense	$241,720	$225,534	7.18%

Salaries and employee benefits expense for the three months and six months ended June 30, 2009 increased slightly compared to the same period in 2008, as a result of increases in group health and pension expenses, as well as costs associated with the hiring of employees to staff the 14 full-service branch bank offices added since June 30, 2008. Equipment expense decreased for the comparable three-month and six-month periods because of the Company’s continued focus on controlling these expenses. The increase in deposit insurance assessments for the three-months and six-months ended June 30, 2009 was primarily a result of the significant increase in the Company’s FDIC insurance assessments in 2009, despite being assessed at the FDIC’s lowest rate because of its status as well capitalized under federal regulations. The Company was assessed a special FDIC assessment of $6.10 million during the second quarter of 2009. This special FDIC assessment, along with increased regular premiums for 2009 and credits used to partially offset 2008 premiums contributed to the increase in deposit insurance assessments to $12.48 million for the first six months of 2009 from approximately $691,000 for the first six months of 2008. Other noninterest expense includes costs associated with advertising, public relations, supplies, external data processing, amortization of intangibles, postage, and other miscellaneous expenses. Other noninterest expense remained relatively static when comparing the second quarter and first six months of 2009 with the same periods in 2008.
Income Tax
Income tax expense was $15.95 million for the second quarter of 2009, an 18.96% decrease from $19.68 million for the second quarter of 2008. For the six-month period ending June 30, 2009, income tax expense was $29.24 million compared to $36.56 million for the same period in 2008, representing a decrease of 20.00%. The decrease in income tax expense for the second quarter and first six months of 2009, compared to the second quarter and first six months of 2008, was primarily a result of the decrease in net income before tax, as net income before tax decreased 16.70% and 17.20% when comparing the second quarter and first six months of 2009 to the second quarter and first six months of 2008, respectively. The effective tax rates for the second quarter of 2009 and 2008 remained relatively stable at 32.02% and 32.91%, respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 decreased slightly to 31.59% from 32.69% as the percentage of income related to tax-exempt securities increased during the first six months of 2009 compared to the first six months of 2008.
FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2009 were $12.06 billion, or 90.68% of total assets, compared with $12.21 billion, or 90.58% of total assets, at December 31, 2008.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities decreased 9.67% to $1.20 billion at June 30, 2009, compared to $1.33 billion at December 31, 2008. Available-for-sale securities were $969.21 million at June 30, 2009, compared to $982.86 million at December 31, 2008, a 1.39% decrease.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. Loans and leases, net of unearned income, totaled $9.76 billion at June 30, 2009, which represented a 0.72% increase from $9.69 billion at December 31, 2008.
At June 30, 2009, the Bank did not have any concentrations of loans or leases in excess of 10% of total loans and leases outstanding which are not otherwise disclosed as a category of loans or leases elsewhere in this report (see Note 2 — Loans and Leases). Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses but does not consider these factors alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At June 30, 2009, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
Collateral for some of the Bank’s loans and leases is subject to fair value evaluations that fluctuate with market conditions and other external factors. In addition, while the Bank has certain underwriting obligations related to such evaluations, the evaluations of some real property and other collateral are dependent upon third-party independent appraisers employed either by the Bank’s customers or as independent contractors of the Bank.
The Bank’s policy provides that loans and leases, other than installment loans and leases, are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Non-performing loans and leases (“NPLs”) were 1.00% of loans and leases, net of unearned income, at June 30, 2009 and 0.66% of loans and leases, net of unearned income, at December 31, 2008. Continued weakness in the economy could adversely affect the Company’s volume of NPLs.
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of NPLs at June 30, 2009:

			NPL as a %
Loan and Lease Portfolio	Outstanding	NPL	of Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,323,338	$9,203	0.70%
Real estate
Consumer mortgages	2,054,666	20,162	0.98
Home equity	532,337	2,247	0.42
Agricultural	242,034	4,455	1.84
Commercial and industrial-owner occupied	1,394,852	7,083	0.51
Construction, acquisition and development	1,652,052	44,828	2.71
Commercial	1,719,044	3,613	0.21
Credit cards	101,844	4,127	4.05
All other	741,233	1,954	0.26

Total loans	$9,761,400	$97,672	1.00%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at June 30, 2009:

		90+ Days				NPL as a
Real Estate Construction,		Past Due still	Non-accruing	Restructured		% of
Acquisition and Development	Outstanding	Accruing	Loans	Loans	NPL	Outstanding
	(Dollars in thousands)
Multi-family construction	$12,489	$119	$—	$—	$119	0.95%
Condominiums	18,178	—	—	—	—	—
One-to-four family construction	303,698	2,361	2,682	953	5,996	1.97
Recreation and all other loans	53,888	—	—	—	—	—
Commercial construction	365,024	147	—	—	147	0
Commercial acquisition and development	262,612	4,208	—	147	4,355	1.66
Residential acquisition and development	636,163	11,814	19,060	3,337	34,211	5.38

Total	$1,652,052	$18,649	$21,742	$4,437	$44,828	2.71%

Deposits and Other Interest Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Company’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. Deposits totaled $10.16 billion at June 30, 2009 as compared to $9.71 billion at December 31, 2008, representing a 4.59% increase. Noninterest bearing demand deposits increased by $38.29 million, or 2.21%, to $1.77 billion at June 30, 2009 from $1.74 billion at December 31, 2008, and interest bearing demand deposits increased $55.70 million, or 1.43%, to $3.96 billion at June 30, 2009 from $3.90 billion at December 31, 2008. Savings and other time deposits increased $351.69 million, or 8.64%, to $4.42 billion at June 30, 2009 from $4.07 billion at December 31, 2008.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. While the Company continues to choose to fund some of its loan growth with short-term borrowings rather than with higher rate time deposits, the increase in low cost demand and other time deposits resulted in a decrease in short-term borrowings of 31.31% to $475.00 million at June 30, 2009 from $691.51 million at December 31, 2008. The Company had long-term advances totaling $286.29 million at June 30, 2009, which remained relatively unchanged from $286.31 million at December 31, 2008. At June 30, 2009, the Company had approximately $2.83 billion in additional borrowing capacity under the existing FHLB borrowing agreement.
If the Company’s traditional sources of liquidity were constrained, the Company would find it necessary to evaluate other avenues of funding not typically used by the Company and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company does not anticipate any short- or long-term changes to its liquidity strategies.
In the fourth quarter of 2008, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Under the TLGP, the Bank’s debt guarantee limit is $238.90 million. As of June 30, 2009, the Bank had not issued any senior unsecured debt under the TLGP.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying noncumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The Company’s Tier I capital and total capital, as a percentage of total risk-adjusted assets, was 11.34% and 12.59%, respectively, at June 30, 2009. Both ratios exceeded the required minimum levels for these ratios of 4% and 8%, respectively, at June 30, 2009. In addition, the Company’s Tier I leverage capital ratio (Tier I capital divided by total assets, less goodwill) was 8.92% at June 30, 2009, compared to the required minimum leverage capital ratio of 4%.
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from well capitalized to critically undercapitalized. For a bank to classify as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at June 30, 2009 as its Tier I capital, total capital and leverage capital ratios were 11.09%, 12.34% and 8.74%, respectively.
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other general corporate purposes as determined by the Company’s Board of Directors. At June 30, 2009, 460,700 shares had been repurchased under this program but the Company did not repurchase any shares of its common stock during the three months ended June 30, 2009. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.

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
CRITICAL ACCOUNTING POLICIES
During the three months ended June 30, 2009, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended June 30, 2009, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders for the Company was held on April 22, 2009. At this meeting, the following matters were voted upon by the Company’s shareholders:
(a) Election of Directors
Hassell H. Franklin, Robert C. Nolan, W. Cal Partee, Jr. and James E. Campbell, III were elected to serve as Class II directors of the Company until the annual meeting of shareholders in 2012 or until their respective successors are elected and qualified. The votes were cast as follows:

	Votes Cast	Votes Cast
Name	in Favor	Against or Withheld
Hassell H. Franklin	68,993,668	1,300,962
Robert C. Nolan	69,152,381	1,142,249
W. Cal Partee, Jr.	68,654,776	1,639,854
James E. Campbell, III	69,283,034	1,011,596
The following directors continued in office following the meeting and they will serve until the annual meeting of shareholders in the years indicated or until their respective successors are elected and qualified:

Name	Term Expires
Larry G. Kirk	2010
Guy W. Mitchell, III	2010
R. Madison Murphy	2010
Aubrey B. Patterson	2010
W.G. Holliman, Jr.	2011
James V. Kelley	2011
Turner O. Lashlee	2011
Alan W. Perry	2011
(b) Amendment to the BancorpSouth, Inc. Restated Articles of Incorporation
The shareholders of the Company approved the Amendment to the BancorpSouth, Inc. Restated Articles of Incorporation, which authorizes the issuance of up to 500,000,000 shares of preferred stock, $0.01 par value per share.

Votes Cast	Votes Cast	Abstentions/
In Favor	Against or Withheld	Non-Votes
39,619,286	20,853,355	9,821,989
ITEM 6. EXHIBITS.

(3)	(a)	Restated Articles of Incorporation, as amended. *
	(b)	Bylaws, as amended and restated. (1)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (2)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (3)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(h) (i)	Junior Subordinated Debt Security Specimen. (8) Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (9)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: August 7, 2009	/s/ William L. Prater
William L. Prater
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description

(3)	(a)	Restated Articles of Incorporation, as amended. *
	(b)	Bylaws, as amended and restated. (1)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (2)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (3)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (3)
(4)	(a)	Specimen Common Stock Certificate. (4)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (5)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (6)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (7)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (8)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (8)
	(h)	Junior Subordinated Debt Security Specimen. (8)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (8)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (9)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(5)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(7)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.