Form 10-Q
period 2009-09-30
BANCORPSOUTH INC
filed 2009-11-06
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2009, the registrant had outstanding 83,448,400 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,“ could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s net interest margin, net interest revenue, payment of dividends, estimates of fair value discount rates, asset quality, cost controls, amount of the Company’s non-performing loans and leases, credit losses, credit quality, off-balance sheet commitments and arrangements, amortization expense, interest rate risk, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, consideration for future acquisitions, key indicators of the Company’s financial performance (such as return on average assets and return on average shareholders’ equity), liquidity needs and strategies, future acquisitions to further the Company’s business strategies, the impact of federal and state regulatory requirements for capital, uses of capital, additional share repurchases under the Company’s stock repurchase program, diversification of the Company’s revenue stream and the application and impact of recent accounting pronouncements. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, the ability of the Company to increase noninterest revenue and expand noninterest revenue business, the ability of the Company to fund growth with lower cost liabilities, the ability of the Company to maintain credit quality, the ability of the Company to provide and market competitive services and products, the ability of the Company to diversify revenue, the ability of the Company to attract, train and retain qualified personnel, the ability of the Company to operate and integrate new technology, changes in consumer preferences, changes in the Company’s operating or expansion strategy, changes in economic conditions and government fiscal and monetary policies, legislation and court decisions related to the amount of damages recoverable in legal proceedings, fluctuations in prevailing interest rates and the effectiveness of the Company’s interest rate hedging strategies, the ability of the Company to balance interest rate, credit, liquidity and capital risks, the ability of the Company to collect amounts due under loan agreements and attract deposits, laws and regulations affecting financial institutions in general, the ability of the Company to identify and effectively integrate potential acquisitions, the ability of the Company to manage its growth and effectively serve an expanding customer and market base, geographic concentrations of the Company’s assets and susceptibility to economic downturns in that area, availability of and costs associated with maintaining and/or obtaining adequate and timely sources of liquidity, the ability of the Company to compete with other financial services companies, the ability of the Company to repurchase its common stock on favorable terms, possible adverse rulings, judgments, settlements and other outcomes of pending or threatened litigation, other factors generally understood to affect the financial condition or results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$189,103	$291,055	$246,687
Interest bearing deposits with other banks	43,067	13,542	15,730
Held-to-maturity securities, at amortized cost	1,180,716	1,333,521	1,350,396
Available-for-sale securities, at fair value	958,158	982,859	919,468
Federal funds sold and securities purchased under agreement to resell	75,000	—	—
Loans and leases	9,803,235	9,740,867	9,641,497
Less: Unearned income	45,291	49,590	49,085
Allowance for credit losses	144,791	132,793	129,147

Net loans	9,613,153	9,558,484	9,463,265
Loans held for sale	80,053	189,242	195,830
Premises and equipment, net	346,931	351,204	345,235
Accrued interest receivable	74,589	79,183	85,968
Goodwill	270,097	268,966	271,017
Other assets	441,006	412,162	407,132

TOTAL ASSETS	$13,271,873	$13,480,218	$13,300,728

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,769,432	$1,735,130	$1,694,303
Interest bearing	4,055,395	3,904,307	3,771,265
Savings	712,446	678,326	693,034
Other time	3,759,761	3,394,109	3,526,198

Total deposits	10,297,034	9,711,872	9,684,800
Federal funds purchased and securities sold under agreement to repurchase	816,374	1,205,366	1,079,088
Short-term Federal Home Loan Bank and other short-term borrowings	200,000	691,510	625,000
Accrued interest payable	24,243	20,755	24,846
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	286,281	286,312	288,861
Other liabilities	201,411	163,831	195,102

TOTAL LIABILITIES	11,985,655	12,239,958	12,058,009

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized — 500,000,000 shares; Issued — 83,446,000, 83,105,100 and 83,085,619 shares, respectively	208,615	207,763	207,714
Capital surplus	222,135	215,255	216,394
Accumulated other comprehensive loss	(18,568)	(26,896)	(8,746)
Retained earnings	874,036	844,138	827,357

TOTAL SHAREHOLDERS’ EQUITY	1,286,218	1,240,260	1,242,719

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,271,873	$13,480,218	$13,300,728

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$129,455	$144,393	$387,927	$450,866
Deposits with other banks	20	172	112	573
Federal funds sold and securities purchased under agreement to resell	27	218	31	285
Held-to-maturity securities:
Taxable	11,690	14,063	36,829	45,054
Tax-exempt	2,193	1,959	6,459	6,059
Available-for-sale securities:
Taxable	8,592	9,025	26,351	27,120
Tax-exempt	812	874	2,521	3,338
Loans held for sale	698	1,920	3,188	5,550

Total interest revenue	153,487	172,624	463,418	538,845

INTEREST EXPENSE:
Deposits:
Interest bearing demand	9,038	14,214	31,024	44,409
Savings	937	1,366	2,800	4,200
Other time	25,534	33,660	77,863	120,298
Federal funds purchased and securities sold under agreement to repurchase	331	4,308	1,324	12,824
Federal Home Loan Bank borrowings	2,877	6,277	8,585	17,921
Junior subordinated debt	2,884	3,064	8,767	9,309
Other	150	133	503	369

Total interest expense	41,751	63,022	130,866	209,330

Net interest revenue	111,736	109,602	332,552	329,515
Provision for credit losses	22,514	16,306	55,053	38,354

Net interest revenue, after provision for credit losses	89,222	93,296	277,499	291,161

NONINTEREST REVENUE:
Mortgage lending	2,012	3,270	23,623	14,320
Credit card, debit card and merchant fees	8,902	8,512	26,361	25,334
Service charges	16,313	17,687	46,040	50,619
Trust income	2,435	2,507	6,684	7,002
Security gains, net	—	100	47	377
Insurance commissions	20,134	21,779	63,354	67,909
Other	9,753	9,578	39,472	37,369

Total noninterest revenue	59,549	63,433	205,581	202,930

NONINTEREST EXPENSE:
Salaries and employee benefits	70,353	68,865	211,808	207,161
Occupancy, net of rental income	10,720	10,340	31,211	29,539
Equipment	5,853	6,214	17,930	18,892
Deposit insurance assessments	3,402	717	15,886	1,408
Other	29,418	29,923	84,631	84,593

Total noninterest expense	119,746	116,059	361,466	341,593

Income before income taxes	29,025	40,670	121,614	152,498
Income tax expense	7,494	12,325	36,739	48,883

Net income	$21,531	$28,345	$84,875	$103,615

Earnings per share: Basic	$0.26	$0.34	$1.02	$1.26

Diluted	$0.26	$0.34	$1.02	$1.25

Dividends declared per common share	$0.22	$0.22	$0.66	$0.65

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
	(In thousands)

Operating Activities:
Net income	$84,875	$103,615
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,053	38,354
Depreciation and amortization	23,138	21,700
Deferred taxes	(1,734)	(2,219)
Amortization of intangibles	3,817	4,485
Amortization of debt securities premium and discount, net	4,203	1,140
Share-based compensation expense	916	1,989
Security gains, net	(47)	(377)
Net deferred loan origination expense	(7,490)	(6,985)
Excess tax benefit from exercise of stock options	(485)	(2,218)
Decrease in interest receivable	4,594	10,059
Increase (decrease) in interest payable	3,488	(12,900)
Realized gain on student loans sold	(3,690)	(17)
Proceeds from student loans sold	159,543	1,483
Origination of student loans held for sale	(33,407)	(74,953)
Realized gain on mortgages sold	(19,221)	(8,394)
Proceeds from mortgages sold	1,242,935	759,315
Origination of mortgages held for sale	(1,228,074)	(744,795)
Increase in bank-owned life insurance	(6,772)	(5,298)
(Increase) decrease in prepaid pension asset	(37,346)	941
Other, net	46,120	12,588

Net cash provided by operating activities	290,416	97,513

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	214,754	287,877
Proceeds from calls and maturties of available-for-sale securities	103,813	632,616
Proceeds from sales of available-for-sale securities	—	531
Purchases of held-to-maturity securities	(62,555)	(12,731)
Purchases of available-for-sale securities	(72,609)	(553,928)
Net increase in loans and leases	(117,887)	(437,573)
Purchases of premises and equipment	(20,460)	(49,697)
Proceeds from sale of premises and equipment	2,924	749
Acquisition of businesses, net of cash acquired	(1,130)	(10,362)
Other, net	(51)	(611)

Net cash provided by (used in) investing activities	46,799	(143,129)

Financing activities:
Net increase (decrease) in deposits	585,162	(379,299)
Net (decrease) increase in short-term debt and other liabilities	(946,527)	188,244
Advances of long-term debt	—	200,000
Repayment of long-term debt	(31)	(116)
Issuance of common stock	6,245	15,276
Purchase of common stock	—	(326)
Excess tax benefit from exercise of stock options	485	2,218
Payment of cash dividends	(54,976)	(53,600)

Net cash used in financing activities	(409,642)	(27,603)

Decrease in cash and cash equivalents	(72,427)	(73,219)
Cash and cash equivalents at beginning of period	304,597	335,636

Cash and cash equivalents at end of period	$232,170	$262,417

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 — BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain 2008 amounts have been reclassified to conform with the 2009 presentation.
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
NOTE 2 — LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2009	2008	2008
	(In thousands)

Commercial and industrial	$1,457,985	$1,417,290	$1,433,690
Real estate
Consumer mortgages	2,046,433	2,108,991	2,096,568
Home equity	540,875	500,489	511,480
Agricultural	254,647	236,647	234,024
Commercial and industrial-owner occupied	1,432,859	1,489,215	1,465,027
Construction, acquisition and development	1,533,622	1,671,693	1,689,719
Commercial	1,770,066	1,489,548	1,568,956
Credit cards	103,208	90,112	93,650
All other	663,540	637,512	647,753

Total	$9,803,235	$9,641,497	$9,740,867

The following table presents information concerning non-performing loans as of the dates indicated:

	September 30,		December 31,
	2009	2008	2008
	(In thousands)

Non-accrual loans and leases	$82,732	$30,642	$28,168
Loans and leases 90 days or more past due, still accruing	20,699	31,866	33,373
Restructured loans and leases still accruing	8,205	2,666	2,472

Total non-performing loans	$111,636	$65,174	$64,013

The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.
NOTE 3 — ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2009	2008	2008
	(In thousands)

Balance at beginning of period	$132,793	$115,197	$115,197
Provision charged to expense	55,053	38,354	56,176
Recoveries	3,062	2,896	3,913
Loans and leases charged off	(46,117)	(27,300)	(42,067)
Acquisitions	—	—	(426)

Balance at end of period	$144,791	$129,147	$132,793

NOTE 4 — SECURITIES
A comparison of amortized cost and estimated fair values of held-to-maturity securities as of September 30, 2009 and December 31, 2008 follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$907,997	$44,050	$—	$952,047
Obligations of states and political subdivisions	272,719	8,123	292	280,550

Total	$1,180,716	$52,173	$292	$1,232,597

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$1,079,431	$59,252	$—	$1,138,683
Obligations of states and political subdivisions	254,090	3,426	3,994	253,522

Total	$1,333,521	$62,678	$3,994	$1,392,205

Gross gains of approximately $9,000 and gross losses of approximately $2,000 were recognized during the first nine months of 2009. Gross gains of approximately $132,000 and gross losses of approximately $5,000 were recognized during the first nine months of 2008. These gains and losses were a result of held-to-maturity securities being called prior to maturity.
The amortized cost and estimated fair value of held-to-maturity securities at September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$420,812	$427,948
Maturing after one year through five years	524,388	559,171
Maturing after five years through ten years	81,813	84,297
Maturing after ten years	153,703	161,181

Total	$1,180,716	$1,232,597

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2009 and December 31, 2008 follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$494,651	$17,596	$762	$511,485
Government agency issued residential mortgage-backed securities	300,577	8,932	103	309,406
Government agency issued commercial mortgage-backed securities	18,307	875	69	19,113
Obligations of states and political subdivisions	82,226	1,972	191	84,007
Collateralized debt obligations	2,375	—	—	2,375
Other	31,371	403	2	31,772

Total	$929,507	$29,778	$1,127	$958,158

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$496,665	$19,616	$—	$516,281
Government agency issued residential mortgage-backed securities	319,996	1,933	2,754	319,175
Government agency issued commercial mortgage-backed securities	18,534	296	277	18,553
Obligations of states and political subdivisions	83,102	714	1,277	82,539
Collateralized debt obligations	2,375	—	—	2,375
Other	43,538	407	9	43,936

Total	$964,210	$22,966	$4,317	$982,859

Gross gains of approximately $40,000 and no gross losses were recognized during the first nine months of 2009. Gross gains of approximately $250,000 and no gross losses were recognized during the first nine months of 2008.
The amortized cost and estimated fair value of available-for-sale securities at September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after 10 years.

	September 30, 2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$118,625	$121,733
Maturing after one year through five years	348,735	366,586
Maturing after five years through ten years	263,524	266,499
Maturing after ten years	198,623	203,340

Total	$929,507	$958,158

The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at September 30, 2009:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Held-to-maturity securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	2,372	62	9,407	230	11,779	292

Total	$2,372	$62	$9,407	$230	$11,779	$292

Available-for-sale securities:
U.S. Government agencies	$125,124	$762	$—	$—	$125,124	$762
Government agency issued residential mortgage-backed securities	3,834	102	75	1	3,909	103
Government agency issued commercial mortgage-backed securities	4,014	69	—	—	4,014	69
Obligations of states and political subdivisions	—	—	2,490	191	2,490	191
Other	4	2	—	—	4	2

Total	$132,976	$935	$2,565	$192	$135,541	$1,127

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, the Company had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs, the impairments related to these securities were determined to be temporary. In the quarter ended September 30, 2009, there was no other-than-temporary impairment recorded.
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$21,531	83,369	$0.26	$28,345	82,561	$0.34

Effect of dilutive share — based awards	—	144		—	205

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$21,531	83,513	$0.26	$28,345	82,766	$0.34

	Nine months ended September 30,
	2009			2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$84,875	83,261	$1.02	$103,615	82,420	$1.26

Effect of dilutive share — based awards	—	137		—	225

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$84,875	83,398	$1.02	$103,615	82,645	$1.25

NOTE 6 — COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2009			2008
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized gains arising during holding period	$9,516	$(3,645)	$5,871	$649	$(242)	$407
Less: Reclassification adjustment for net gains realized in net income	—	—	—	(100)	38	(62)
Recognized employee benefit plan net periodic benefit cost	1,171	(448)	723	229	(88)	141

Other comprehensive income	$10,687	$(4,093)	$6,594	$778	$(292)	$486

Net income			21,531			28,345

Comprehensive income			$28,125			$28,831

	Nine months ended September 30,
	2009			2008
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized gains (losses) arising during holding period	$10,049	$(3,857)	$6,192	$(2,858)	$1,239	$(1,619)
Less: Reclassification adjustment for net gains realized in net income	(47)	18	(29)	(377)	144	(233)
Recognized employee benefit plan net periodic benefit cost	3,506	(1,341)	2,165	519	(199)	320

Other comprehensive income (loss)	$13,508	$(5,180)	$8,328	$(2,716)	$1,184	$(1,532)

Net income			84,875			103,615

Comprehensive income			$93,203			$102,083

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2009 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2008	$217,618	$51,348	$268,966
Goodwill recorded during the period	—	1,131	1,131

Balance as of September 30, 2009	$217,618	$52,479	$270,097

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$17,991	$27,801	$16,607
Customer relationship intangibles	32,186	18,337	32,186	16,064
Non-solicitation intangibles	600	600	600	440

Total	$60,587	$36,928	$60,587	$33,111

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$421	$531	$1,384	$1,628
Customer relationship intangibles	734	891	2,273	2,677
Non-solicitation intangibles	40	60	160	180

Total	$1,195	$1,482	$3,817	$4,485

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2009 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2009	$1,800	$2,996	$160	$4,956
For year ended December 31, 2010	1,308	2,551	—	3,859
For year ended December 31, 2011	1,016	2,178	—	3,194
For year ended December 31, 2012	946	1,863	—	2,809
For year ended December 31, 2013	582	1,595	—	2,177

NOTE 8 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Service cost	$1,782	$1,935	$5,345	$5,269
Interest cost	1,755	1,677	5,264	4,985
Expected return on assets	(2,675)	(2,744)	(8,023)	(8,036)
Amortization of unrecognized transition amount	5	3	13	13
Recognized prior service cost	85	65	256	199
Recognized net loss	1,081	161	3,237	307

Net periodic benefit costs	$2,033	$1,097	$6,092	$2,737

NOTE 9 — RECENT PRONOUNCEMENTS
On January 1, 2009, the Company adopted a new accounting standard regarding fair value measurements. This new accounting standard establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption of this new accounting standard regarding fair value measurements has had no material impact on the financial position or results of operations of the Company.
On January 1, 2009, the Company adopted a new accounting standard regarding business combinations. This new accounting standard expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies and loans, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. The adoption of this new accounting standard regarding business combinations has had no material impact on the financial position or results of operations of the Company.
On January 1, 2009, the Company adopted a new accounting standard regarding non-controlling interests in consolidated financial statements. This new accounting standard requires that acquired assets and liabilities be measured at full fair value without consideration to ownership percentage. Any non-controlling interests in an acquiree should be presented as a separate component of equity rather than on a mezzanine level. Additionally, this new accounting standard provides that net income or loss should be reported in the consolidated income statement at its consolidated amount, with disclosure on the face of the consolidated income statement of the amount of consolidated net income which is attributable to the parent and non-controlling interest, respectively. The adoption of this new accounting standard regarding non-controlling interests in consolidated financial statements has had no impact on the financial position or results of operations of the Company. The Company does not have any non-controlling interests as it wholly owns all of its subsidiaries.
On January 1, 2009, the Company adopted a new accounting standard regarding disclosures about derivative instruments and hedging activities. This new accounting standard changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under an existing standard regarding derivative instruments and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This new accounting standard regarding disclosures about derivative instruments and hedging activities has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. All required disclosures are contained herein.
In April 2009, the Company adopted a new accounting standard regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new accounting standard provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. The adoption of this new accounting standard did not have an impact on the financial position or results of operations of the Company.
In April 2009, the Company adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairment which amends existing guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The new accounting standard did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. There was no initial effect of adoption of this new accounting standard regarding recognition and presentation of other-than-temporary impairment on the financial position or results of operations of the Company because all previously taken impairment was deemed to be credit related.
In April 2009, the Company adopted a new accounting standard regarding interim disclosures about fair value of financial instruments. This new accounting standard requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The adoption of this new accounting standard regarding interim disclosures about fair value of financial instruments has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. See Note 14, Fair Value of Financial Instruments, for disclosures included in accordance with this new accounting standard.
Effective June 30, 2009, the Company adopted a new accounting standard regarding subsequent events. This new accounting standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure. The adoption of this new accounting standard regarding subsequent events has had no material impact on the financial position or results of operations of the Company.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding accounting for transfers of financial assets. This new accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new accounting standard is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of this new accounting standard regarding accounting for transfers of financial assets will have no material impact on the financial position or results of operations of the Company.
In June 2009, the FASB issued a new accounting standard regarding consolidation of variable interest entities. This new accounting standard amends existing accounting literature regarding consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new accounting standard is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of this new accounting standard regarding consolidation of variable interest entities will have no material impact on the financial position or results of operations of the Company.
Effective September 30, 2009, the Company adopted the new FASB Accounting Standards Codification (“Codification”). The Codification became the primary source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Committee (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change or alter existing U.S. GAAP and the adoption of the Codification has had no impact on the financial position or results of operations of the Company.

NOTE 10 — SEGMENT REPORTING
The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans. The Company has also designated two additional reportable segments — Insurance Agencies and General Corporate and Other. The Company’s insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments. The decrease in performance of the General Corporate and Other operating segment for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily related to the increase in actuarially determined retirement expenses. The increase in performance of the General Corporate and Other operating segment for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily related to mortgage lending.
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2009 and 2008 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2009:
Results of Operations
Net interest revenue	$104,086	$155	$7,495	$111,736
Provision for credit losses	20,786	—	1,728	22,514

Net interest revenue after provision for credit losses	83,300	155	5,767	89,222
Noninterest revenue	29,785	19,969	9,795	59,549
Noninterest expense	79,750	17,004	22,992	119,746

Income (loss) before income taxes	33,335	3,120	(7,430)	29,025
Income taxes (benefit)	8,607	1,241	(2,354)	7,494

Net income (loss)	$24,728	$1,879	$(5,076)	$21,531

Selected Financial Information
Total assets (at end of period)	$10,980,010	$161,966	$2,129,897	$13,271,873
Depreciation and amortization	7,075	1,161	558	8,794

Three months ended September 30, 2008:
Results of Operations
Net interest revenue	$100,169	$268	$9,165	$109,602
Provision for credit losses	15,347	—	959	16,306

Net interest revenue after provision for credit losses	84,822	268	8,206	93,296
Noninterest revenue	31,618	21,701	10,114	63,433
Noninterest expense	76,583	17,661	21,815	116,059

Income (loss) before income taxes	39,857	4,308	(3,495)	40,670
Income taxes (benefit)	12,079	1,704	(1,458)	12,325

Net income (loss)	$27,778	$2,604	$(2,037)	$28,345

Selected Financial Information
Total assets (at end of period)	$10,933,724	$154,891	$2,212,113	$13,300,728
Depreciation and amortization	6,996	1,232	598	8,826

	Community	Insurance	General Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Nine months ended September 30, 2009:
Results of Operations
Net interest revenue	$308,029	$479	$24,044	$332,552
Provision for credit losses	49,485	—	5,568	55,053

Net interest revenue after provision for credit losses	258,544	479	18,476	277,499
Noninterest revenue	94,362	63,019	48,200	205,581
Noninterest expense	237,847	52,049	71,570	361,466

Income (loss) before income taxes	115,059	11,449	(4,894)	121,614
Income taxes (benefit)	34,759	4,534	(2,554)	36,739

Net income (loss)	$80,300	$6,915	$(2,340)	$84,875

Selected Financial Information
Total assets (at end of period)	$10,980,010	$161,966	$2,129,897	$13,271,873
Depreciation and amortization	21,752	3,509	1,694	26,955

Nine months ended September 30, 2008:
Results of Operations
Net interest revenue	$301,574	$1,034	$26,907	$329,515
Provision for credit losses	34,483	—	3,871	38,354

Net interest revenue after provision for credit losses	267,091	1,034	23,036	291,161
Noninterest revenue	100,492	67,739	34,699	202,930
Noninterest expense	220,552	53,529	67,512	341,593

Income (loss) before income taxes	147,031	15,244	(9,777)	152,498
Income taxes (benefit)	47,131	5,997	(4,245)	48,883

Net income (loss)	$99,900	$9,247	$(5,532)	$103,615

Selected Financial Information
Total assets (at end of period)	$10,933,724	$154,891	$2,212,113	$13,300,728
Depreciation and amortization	20,747	3,621	1,817	26,185
NOTE 11 — MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Data and assumptions used in the fair value calculation related to MSRs for the three months ended September 30, 2009 were as follows:

(Dollars in thousands)
Unpaid principal balance	$3,355,010
Weighted-average prepayment speed (CPR)	18.5
Discount rate (annual percentage)	10.3
Weighted-average coupon interest rate (percentage)	5.7
Weighted-average remaining maturity (months)	321.0
Weighted-average servicing fee (basis points)	28.9
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
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2009	2008
	(In thousands)
Fair value as of January 1	$24,972	$32,482
Additions:
Origination of servicing assets	11,879	6,191
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(4,615)	518
Other changes in fair value	(9)	(14)

Fair value as of September 30	$32,227	$39,177

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.4 million and $2.1 million and late and other ancillary fees of approximately $398,000 and $289,000 for the three months ended September 30, 2009 and 2008, respectively. The Company recorded contractual servicing fees of $7.1 million and $6.3 million and late and other ancillary fees of approximately $927,000 and $875,000 for the nine months ended September 30, 2009 and 2008, respectively.
NOTE 12 — DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At September 30, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $132.8 million with a carrying value and fair value reflecting a loss of $1.2 million. At September 30, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $86.9 million with a carrying value and fair value reflecting a loss of approximately $45,000. At September 30, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $100.0 million with a carrying value and fair value reflecting a gain of $1.3 million. At September 30, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $35.4 million with a carrying value and fair value reflecting a gain of approximately $115,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of September 30, 2009, the notional amount of customer related derivative financial instruments was $467.5 million with an average maturity of 84 months, an average interest receive rate of 2.4% and an average interest pay rate of 6.1%.
NOTE 13 — FAIR VALUE DISCLOSURES
“Fair value” is defined by FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into the following three levels, based on the reliability of inputs:
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
Derivative instruments. The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers, forward commitments to sell individual fixed-rate mortgage loans and interest rate swaps. Fair value of these derivative instruments is measured on a recurring basis using either observable market price or a discounted cash flow model using observable market inputs. The Company’s interest rate swaps are classified as Level 2. The Company’s commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.
Loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value and are subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. All of the Company’s loans held for sale are classified as Level 2.
Impaired loans. Loans considered impaired under FASB ASC 310, Receivables, are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified as Level 3.
Other real estate owned. Other real estate owned (“OREO”) is carried at the lower of cost or estimated fair value, less estimated selling costs and is subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of independent appraisals and other relevant factors. All of the Company’s OREO is classified as Level 2.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$511,485	$—	$511,485
Government agency issued residential mortgage-backed securities	—	309,406	—	309,406
Government agency issued commercial mortgage-backed securities	—	19,113	—	19,113
Obligations of states and political subdivisions	—	84,007	—	84,007
Collateralized debt obligations	—	—	2,375	2,375
Other	355	31,417	—	31,772
Mortgage servicing rights	—	—	32,227	32,227
Derivative instruments	—	31,439	1,312	32,751

Total	$355	$986,867	$35,914	$1,023,136

Liabilities:
Derivative instruments	$—	$31,439	$1,219	$32,658

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month period ended September 30, 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
		(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains for the year to date included in:
Net income	7,255	776	—
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2009	$32,227	$93	$2,375

Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at September 30, 2009	$(4,615)	$93	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009:

					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$80,053	$—	$80,053	$—
Impaired loans	—	—	39,137	39,137	(5,876)
Other real estate owned	—	62,072	—	62,072	(3,266)
NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
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
Loans and Leases. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. The fair value of loans and leases is calculated by discounting scheduled cash flows through the estimated maturity using rates currently available that reflect the credit and interest rate risk inherent in the loan or lease, which currently does not equate to the exit price of the loan or lease. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
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
Deposit Liabilities. Under FASB ASC 825, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the prevailing rates offered for deposits of similar maturities.
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
The following table presents carrying and fair value information at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$189,103	$189,103	$291,055	$291,055
Interest bearing deposits with other banks	43,067	43,067	13,542	13,542
Held-to-maturity securities	1,180,716	1,232,597	1,333,521	1,392,205
Available-for-sale securities	958,158	958,158	982,859	982,859
Federal funds sold and securities purchased under agreement to resell	75,000	75,000	—	—
Net loans and leases	9,613,153	9,734,321	9,558,484	9,634,721
Loans held for sale	80,053	80,091	189,242	197,310

Liabilities:
Noninterest bearing deposits	1,769,432	1,769,432	1,735,130	1,735,130
Savings and interest bearing deposits	4,767,841	4,767,841	4,582,633	4,582,633
Other time deposits	3,759,761	3,770,792	3,394,109	3,426,475
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	1,016,374	1,015,423	1,896,876	1,893,630
Long-term debt and other borrowings	446,690	464,485	446,745	460,449

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(1,160)	(1,160)	(1,944)	(1,944)
Commitments to fund fixed rate mortgage loans	1,253	1,253	1,261	1,261
Interest rate swap position to receive	31,439	31,439	42,558	42,558
Interest rate swap position to pay	(31,439)	(31,439)	(42,558)	(42,558)

NOTE 15 — OTHER NONINTEREST INCOME AND EXPENSE
The following table details other noninterest income for the three months and nine months ended September 30, 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Annuity fees	$572	$1,542	$2,660	$5,490
Brokerage commissions and fees	1,349	1,390	3,413	4,338
Loss on sale and writedown of OREO	(2,926)	(1,433)	(5,190)	(2,592)
Bank owned life insurance	3,222	1,866	6,772	5,467
Other miscellaneous income	7,536	6,213	31,817	24,666

Total other noninterest income	$9,753	$9,578	$39,472	$37,369

The following table details other noninterest expense for the three months and nine months ended September 30, 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Advertising	$3,197	$2,409	$5,258	$6,081
Telecommunications	2,219	2,166	6,651	6,499
Public relations	1,467	1,735	4,595	5,046
Data processing	1,542	1,460	4,814	4,095
Computer software	1,782	1,618	5,501	5,198
Amortization of intangibles	1,195	1,482	3,817	4,486
Legal	1,570	1,322	4,047	3,553
Postage and shipping	1,216	1,286	3,685	3,957
Other miscellaneous expense	15,230	16,445	46,263	45,678

Total other noninterest expense	$29,418	$29,923	$84,631	$84,593

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
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2009 and 2008 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during 2008 and the first nine months of 2009, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and understands that the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. The impact is reflected in a decline in credit quality and the increases in the Company’s measures of non-performing loans and net charge-offs, compared to the third quarter and first nine months of 2008. While these measures have increased, the Company believes that it is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall and, therefore, management will continue to focus on early identification and decisive resolution of any credit issues.
Most of the revenue of the Company is derived from the operation of its principal operating subsidiary, the Bank. The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand, collateral value and creditworthiness of existing borrowers. The financial services industry is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$153,487	$172,624	$463,418	$538,845
Total interest expense	41,751	63,022	130,866	209,330

Net interest income	111,736	109,602	332,552	329,515
Provision for credit losses	22,514	16,306	55,053	38,354
Noninterest income	59,549	63,433	205,581	202,930
Noninterest expense	119,746	116,059	361,466	341,593

Income before income taxes	29,025	40,670	121,614	152,498
Income taxes	7,494	12,325	36,739	48,883

Net income	$21,531	$28,345	$84,875	$103,615

Selected Average Balances:
Total assets	$13,167,057	$13,304,939	$13,250,329	$13,174,345
Loans and leases, net of unearned income	9,750,159	9,529,731	9,729,050	9,371,480
Total shareholders’ equity	1,265,099	1,231,350	1,251,769	1,219,170

Common Share Data:
Basic earnings per share	$0.26	$0.34	$1.02	$1.26
Diluted earnings per share	0.26	0.34	1.02	1.25
Cash dividends per share	0.22	0.22	0.66	0.65

Financial Ratios (Annualized):
Return on average assets	0.65%	0.85%	0.86%	1.05%
Return on average shareholders’ equity	6.75	9.16	9.07	11.35
Total shareholders’ equity to total assets	9.69	9.34	9.69	9.34
Tangible shareholders’ equity to tangible assets	7.64	7.25	7.64	7.25
Net interest margin	3.77	3.67	3.75	3.75

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.68%	0.45%	0.59%	0.35%
Provision for credit losses to average loans and leases	0.92	0.68	0.57	0.41
Allowance for credit losses to net loans and leases	1.48	1.35	1.48	1.35
Allowance for credit losses to non-performing loans and leases	129.70	198.16	129.70	198.16
Allowance for credit losses to non-performing assets	83.35	132.25	83.35	132.25
Non-performing loans and leases to net loans and leases	1.14	0.68	1.14	0.68
Non-performing assets to net loans and leases	1.77	1.01	1.77	1.01

Captial Adequacy:
Tier I capital	11.39%	10.57%	11.39%	10.57%
Total capital	12.64	11.82	12.64	11.82
Tier I leverage capital	9.03	8.48	9.03	8.48

In addition to financial ratios defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company. Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets. Tangible assets are defined by the Company as total assets less goodwill and identifiable assets. The Company believes the ratio of tangible equity to tangible assets to be an important measure of financial strength of the Company. The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measures as reflected in the Company’s unaudited consolidated financial statements:

	September 30,
	2009	2008
	(In thousands)
Tangible Assets:
Total assets	$13,271,873	$13,300,728
Less: Goodwill	270,097	271,017
Identifiable intangible assets	24,347	29,607

Total tangible assets	$12,977,429	$13,000,104

Tangible Shareholders’ Equity
Total shareholders’ equity	$1,286,218	$1,242,719
Less: Goodwill	270,097	271,017
Identifiable intangible assets	24,347	29,607

Total tangible shareholders’ equity	$991,774	$942,095
FINANCIAL HIGHLIGHTS
The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. While the Company experienced moderate loan growth during the three and nine months ended September 30, 2009 compared to the same periods in 2008, a declining interest rate environment resulted in a decrease in interest revenue of 11.1% in the third quarter of 2009 compared to the same period in 2008 and 14.0% in the first nine months of 2009 compared to the same period in 2008. The Company experienced a decrease in interest expense of 33.8% in the third quarter of 2009 compared to the third quarter of 2008 and a decrease of 37.5% in the first nine months of 2009 compared to the first nine months of 2008 primarily because of the substantial decline in rates paid on deposits and other funding sources. The Company continued with its asset/liability strategies, which include funding loan growth with the proceeds from maturing, lower yielding investment securities and increased lower rate demand deposits. These factors combined to increase the Company’s net interest revenue to $111.7 million for the third quarter of 2009, an increase of $2.1 million, or 1.9%, from $109.6 million for the third quarter of 2008 and to $332.6 million for the first nine months of 2009, an increase of $3.0 million, or 0.9%, from $329.5 million for the first nine months of 2008.
Contributing to the decrease in net income was the increase in the provision for credit losses in the third quarter and first nine months of 2009 compared to the same periods of 2008. The provision for credit losses increased $6.2 million, or 38.1% for the third quarter of 2009 compared to the same period in 2008 and increased $16.7 million, or 43.5% for the first nine months of 2009 compared to the same period in 2008. Consistent with the increase in the provision for credit losses, annualized net charge-offs increased to 0.68% of average loans and leases for the third quarter of 2009 from 0.45% of average loans and leases for the third quarter of 2008 and to 0.59% of average loans for the first nine months of 2009 from 0.35% of average loans and leases for the first nine months of 2008. The increase in the provision for credit losses for the third quarter and first nine months of 2009 was primarily reflective of the slow economic environment as well as the Company’s continued focus on early identification and resolution of credit issues.
The Company has taken steps in the past that have diversified its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. While noninterest revenue decreased 6.1% for the third quarter of 2009 compared to the third quarter of 2008, noninterest revenue increased 1.3% for the first nine months of 2009 compared to the first nine months of 2008. One of the primary contributors to the increase in noninterest revenue for the first nine months of 2009 was mortgage lending revenue, which increased 65.0% to $23.6 million for the first nine months of 2009 compared to $14.3 million for the first nine months of 2008. The increase in mortgage lending revenue was primarily a result of the increase in mortgage originations, the majority of which were refinancings in the first half of 2009 resulting from historically low mortgage interest rates. While mortgage lending revenue increased for the first nine months of 2009 compared to the same period in 2008, mortgage lending revenue decreased 38.5% in the third quarter of 2009 compared to the same period of 2008 as a result of the impact of a $4.1 million decrease in the value of the Company’s MSRs compared with a $1.0 million decrease in value for the third quarter of 2008.
Noninterest revenue was also impacted by decreases of 7.8% and 9.1% in service charges for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008, as a result of lower volumes of items processed. The Company experienced decreases in insurance commissions of 7.6% and 6.7% for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008, resulting from the soft market cycle experienced in the insurance industry. Contributing to the increase in noninterest revenue during the first nine months of 2009, the Company recorded interest on tax refunds of $2.8 million, gains on the sale of student loans of $3.7 million, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, an insurance recovery on a casualty loss of $1.3 million and gains on claims related to bank owned life insurance of $1.4 million.
Noninterest expense increased 3.2% and 5.8% for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008. This increase in noninterest expense included the incremental costs related to the 12 full-service branch bank offices opened since the end of the third quarter of 2008, coupled with an increase of $2.7 million and $8.4 million in the Company’s regular FDIC insurance assessment for the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008, despite being assessed at the FDIC’s lowest rate because of its status as “well capitalized” under federal regulations. Noninterest expense was also negatively impacted by the second quarter $6.1 million special FDIC assessment as part of the restoration plan for the Deposit Insurance Fund. The major components of net income are discussed in more detail in the various sections that follow.
The Company’s capital and liquidity remained strong during the third quarter of 2009 as its total shareholders’ equity to total assets ratio increased to 9.69% from 9.34% for the third quarter of 2008. Also, demand deposits increased 3.3% contributing to an overall deposit increase of 6.0% at September 30, 2009 compared to December 31, 2008. This increase in deposits allowed the Company to reduce its reliance on short-term borrowings, which decreased 71.1% at September 30, 2009 compared to December 31, 2008.
RESULTS OF OPERATIONS
Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin and net interest rate spread for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,750.1	$130.3	5.30%	$9,529.8	$145.2	6.04%
Loans held for sale	58.3	0.7	4.76%	160.2	1.9	4.77%
Held-to-maturity securities:
Taxable (3)	998.8	11.8	4.69%	1,219.1	14.2	4.62%
Non-taxable (4)	199.4	3.4	6.71%	180.6	3.0	6.64%
Available-for-sale securities:
Taxable	889.3	8.6	3.83%	901.0	9.0	3.98%
Non-taxable (5)	69.7	1.1	7.12%	75.9	1.3	7.04%
Federal funds sold, securities purchased under agreement to resell and short-term investments	62.3	0.1	0.30%	65.5	0.4	2.37%

Total interest earning assets and revenue	12,027.9	156.0	5.15%	12,132.1	175.0	5.74%
Other assets	1,285.4			1,304.4
Less: allowance for credit losses	(146.2)			(131.6)

Total	$13,167.1			$13,304.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,010.3	$9.0	0.89%	$3,492.9	$14.2	1.62%
Savings	716.2	0.9	0.52%	723.4	1.4	0.75%
Other time	3,726.8	25.5	2.72%	3,761.8	33.7	3.56%
Federal funds purchased,securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	1,071.1	0.5	0.20%	1,790.8	7.9	1.75%
Junior subordinated debt securities	160.3	2.9	7.14%	160.3	3.0	7.60%
Long-term FHLB borrowings	286.3	2.9	3.90%	288.9	2.8	3.91%

Total interest bearing liabilities and expense	9,971.0	41.7	1.66%	10,218.1	63.0	2.45%
Demand deposits — noninterest bearing	1,747.0			1,681.1
Other liabilities	184.0			174.4

Total liabilities	11,902.0			12,073.6
Shareholders’ equity	1,265.1			1,231.3

Total	$13,167.1			$13,304.9

Net interest revenue-FTE		$114.3			$112.0

Net interest margin			3.77%			3.67%
Net interest rate spread			3.49%			3.29%
Interest bearing liabilities to interest earning assets			82.90%			84.22%

(1)	Includes taxable equivalent adjustment to interest of approximately $0.8 million for both of the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of approximately $0.1 million for both of the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of approximately $1.2 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of approximately $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,729.0	$390.4	5.37%	$9,371.5	$453.3	6.46%
Loans held for sale	130.4	3.2	3.27%	152.6	5.6	4.86%
Held-to-maturity securities:
Taxable (3)	1,061.6	37.2	4.68%	1,312.4	45.3	4.61%
Non-taxable (4)	189.4	9.9	7.02%	185.4	9.3	6.71%
Available-for-sale securities:
Taxable	900.1	26.4	3.91%	856.9	27.1	4.23%
Non-taxable (5)	71.1	3.9	7.29%	96.5	5.1	7.11%
Federal funds sold, securities
purchased under agreement to resell and short-term investments	34.5	0.1	0.56%	37.5	0.9	3.06%

Total interest earning assets and revenue	12,116.1	471.1	5.20%	12,012.8	546.6	6.08%
Other assets	1,277.6			1,287.4
Less: allowance for credit losses	(143.6)			(125.9)

Total	$13,250.1			$13,174.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,016.3	$31.0	1.03%	$3,465.7	$44.4	1.71%
Savings	711.1	2.8	0.53%	721.8	4.2	0.78%
Other time	3,594.6	77.9	2.90%	4,033.3	120.3	3.98%
Federal funds purchased,securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	1,331.3	2.0	0.20%	1,477.2	22.9	2.07%
Junior subordinated debt securities	160.3	8.8	7.31%	160.3	9.3	7.76%
Long-term FHLB borrowings	286.3	8.4	3.94%	275.8	8.2	3.98%

Total interest bearing liabilities and expense	10,099.9	130.9	1.73%	10,134.1	209.3	2.76%
Demand deposits — noninterest bearing	1,735.0			1,652.2
Other liabilities	163.5			168.8

Total liabilities	11,998.4			11,955.1
Shareholders’ equity	1,251.7			1,219.2

Total	$13,250.1			$13,174.3

Net interest revenue-FTE		$340.2			$337.3

Net interest margin			3.75%			3.75%
Net interest rate spread			3.47%			3.32%
Interest bearing liabilities to interest earning assets			83.36%			84.36%

(1)	Includes taxable equivalent adjustment to interest of approximately $2.5 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of approximately $0.4 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of approximately $3.4 million and $3.2 million for the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of approximately $1.4 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three- and nine-month periods ended September 30, 2009 increased $2.2 million, or 2.0%, and $2.9 million, or 0.9%, respectively, compared to the same periods in 2008. This slight increase in net interest revenue for the third quarter and first nine months of 2009 was primarily a result of the increase in low cost demand deposits coupled with the decline in other time deposits and short-term borrowing rates which more than offset the declining loan yields experienced by the Company as a result of reduced interest rates.
Interest revenue-FTE for the three- and nine-month periods ended September 30, 2009 decreased $19.0 million, or 10.9%, and $75.5 million, or 13.8%, respectively, compared to the same periods in 2008. The decrease in interest revenue-FTE was primarily a result of the declining loan yields as interest rates were at historically low levels resulting in an overall decrease in the yield on average interest earning assets of 59 basis points and 88 basis points for the three-month and nine-month periods ended September 30, 2009, respectively. Average interest earning assets decreased $104.2 million, or 0.9%, for the three-month period ended September 30, 2009 compared to the same period in 2008 and increased $103.4 million, or 0.9% for the nine-month period ended September 30, 2009 compared to the same period in 2008. The decrease in average interest earning assets for the third quarter of 2009 was primarily a result of the decrease in loans held for sale as the Company sold its remaining portfolio of student loans. The increase in average interest earning assets for the first nine months of 2009 was primarily a result of average loans and leases increasing $357.5 million to $9.7 billion.
Interest expense for the three- and nine-month periods ended September 30, 2009 decreased $21.3 million, or 33.7%, and $78.5 million, or 37.5%, respectively, compared to the same periods in 2008. The decrease in interest expense was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposit and short-term borrowing rates resulting in an overall decrease in the average rate paid of 79 basis points and 103 basis points for the third quarter and first nine months of 2009, respectively. Average interest bearing liabilities decreased $247.2 million, or 2.4%, and $34.3 million, or 0.3% for the three-month and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in average interest bearing liabilities was primarily a result of the decrease in short-term borrowings with this decrease somewhat offset by the increase in lower cost interest bearing demand deposits.
Net interest margin increased to 3.77% for the three months ended September 30, 2009 from 3.67% for the same period in 2008. The increase in the net interest margin for the third quarter of 2009 was a result of the Company’s ability to reduce higher rate time deposits while increasing lower cost demand deposits and short-term Federal Home Loan Bank (“FHLB”) and other borrowings. The Company also experienced a decrease in average earning assets, primarily as a result of the decrease in loans held for sale as the Company sold its remaining portfolio of student loans. Net interest margin was 3.75% for both nine-month periods ended September 30, 2009 and 2008, reflecting the Company’s ability to mitigate the effect of lower loan yields by decreasing higher cost demand deposits while increasing lower cost demand deposits.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The Company’s current asset/liability strategy of partially funding loan growth with short-term borrowings from the FHLB and federal funds purchased has contributed to the increased liability sensitivity in the 0 to 90 days category. The following table presents the Company’s interest rate sensitivity at September 30, 2009:

	Interest Rate Sensitivity — Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$43,067	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	75,000	—	—	—
Held-to-maturity securities	169,031	259,734	560,961	190,990
Available-for-sale and trading securities	72,822	77,127	383,499	424,710
Loans and leases, net of unearned income	4,974,186	1,643,719	2,932,114	207,925
Loans held for sale	58,694	288	1,743	19,328

Total interest earning assets	5,392,800	1,980,868	3,878,317	842,953

Interest bearing liabilities:
Interest bearing demand deposits and savings	4,767,841	—	—	—
Other time deposits	1,048,989	1,638,146	1,015,791	56,835
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	916,203	4,757	95,414	—
Long-term FHLB borrowings and junior subordinated debt securities	—	203,500	54,281	188,812
Other	4	—	—	93

Total interest bearing liabilities	6,733,037	1,846,403	1,165,486	245,740

Interest rate sensitivity gap	$(1,340,237)	$134,465	$2,712,831	$597,213

Cumulative interest sensitivity gap	$(1,340,237)	$(1,205,772)	$1,507,059	$2,104,272

Interest Rate Risk Management
Interest rate risk refers to the potential changes in net interest income and Economic Value of Equity (“EVE”) resulting from adverse movements in interest rates. EVE is defined as the net present value of the balance sheet’s cash flow. EVE is calculated by discounting projected principal and interest cash flows under the current interest rate environment. The present value of asset cash flows less the present value of liability cash flows derives the net present value of the Company’s balance sheet. The Company’s Asset / Liability Committee utilizes financial simulation models to measure interest rate exposure. These models are designed to simulate the cash flow and accrual characteristics of the Company’s balance sheet. In addition, the models incorporate assumptions about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the Company’s balance sheet arising from both strategic plans and customer behavior. Finally, management makes assumptions regarding loan and deposit growth, pricing, and prepayment speeds.
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 basis points. The impact of a minus 200 basis point rate shock as of September 30, 2009 and 2008 was not considered meaningful because of the historically low interest rate environment. Variances were calculated from the base case scenario, which reflected current market rates. Management of the Company assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2009	September 30, 2008
+200 basis points	-5.3%	-3.9%
-200 basis points	n/a	n/a

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2009	September 30, 2008
+200 basis points	-10.1%	-9.1%
-200 basis points	n/a	n/a
In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon. The results of these analyses are included in the following table.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2009	September 30, 2008
+200 basis points	-4.4%	-3.4%
-200 basis points	n/a	n/a
Provision for Credit Losses and Allowance for Credit Losses
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank employs a systematic methodology for determining its allowance for credit losses that considers both qualitative and quantitative factors and requires that management make material estimates and assumptions that are particularly susceptible to significant change. Some of the quantitative factors considered by the Bank include loan and lease growth, changes in non-performing and past due loans and leases, historical loan and lease loss experience, delinquencies, management’s assessment of loan and lease portfolio quality, the value of collateral and concentrations of loans and leases to specific borrowers, industries or geographical areas. Some of the qualitative factors that the Bank considers include existing general economic conditions and the inherent risks of individual loans and leases.
The allowance for credit losses is based principally upon the Bank’s loan and lease classification system, delinquencies and historic loss rates. The Bank has a disciplined approach for assigning credit ratings and classifications to individual credits. Each credit is assigned a grade by the appropriate loan officer, which serves as a basis for the credit analysis of the entire portfolio. The assigned grade reflects the borrower’s creditworthiness, collateral values, cash flows and other factors. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The work of the loan review department is supplemented by governmental regulatory agencies in connection with their periodic examinations of the Bank, which provide an additional independent level of review. The loss factors assigned to each classification are based upon the attributes of the loans and leases typically assigned to each grade (such as loan-to-collateral values and borrower creditworthiness). Further, the Bank requires that a group of loans that have adverse internal ratings or that are significantly past due be subject to testing for impairment. The overall allowance generally includes a component representing the results of other analyses intended to ensure that the allowance is adequate to cover other probable losses inherent in the portfolio. This component considers analyses of changes in credit risk resulting from the differing underwriting criteria in acquired loan and lease portfolios, industry concentrations, changes in the mix of loans and leases originated, overall credit criteria and other economic indicators. The prevailing economic downturn has had a negative impact on the Company’s measures of credit quality, as evidenced by the information in the tables below. Continued weakness in the economy could adversely affect the Company’s credit quality.

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$138,747	$123,478	$132,793	$115,197

Loans and leases charged off:
Commercial and industrial	(3,913)	(267)	(6,130)	(6,121)
Real estate
Consumer mortgages	(2,669)	(1,828)	(11,619)	(4,579)
Home equity	(1,278)	(361)	(3,537)	(711)
Agricultural	(407)	(19)	(447)	(31)
Commercial and industrial-owner occupied	(1,795)	(67)	(3,280)	(1,459)
Construction, acquisition and development	(3,160)	(6,975)	(11,872)	(9,124)
Commercial	(2,135)	(203)	(3,016)	(203)
Credit cards	(1,204)	(837)	(3,652)	(2,683)
All other	(939)	(807)	(2,564)	(2,389)

Total loans charged off	(17,500)	(11,364)	(46,117)	(27,300)

Recoveries:
Commercial and industrial	320	134	567	855
Real estate
Consumer mortgages	132	77	615	358
Home equity	28	24	33	29
Agricultural	—	—	2	—
Commercial and industrial-owner occupied	31	3	287	21
Construction, acquisition and development	31	64	121	166
Commercial	108	—	164	—
Credit cards	123	92	401	220
All other	257	333	872	1,247

Total recoveries	1,030	727	3,062	2,896

Net charge-offs	(16,470)	(10,637)	(43,055)	(24,404)
Provision charged to operating expense	22,514	16,306	55,053	38,354

Balance, end of period	$144,791	$129,147	$144,791	$129,147

Average loans for period	$9,750,159	$9,529,731	$9,729,050	$9,371,480

Ratios:
Net charge-offs to average loans (annualized)	0.68%	0.45%	0.59%	0.35%
Allowance for credit losses as a percentage of loans and leases outstanding at period end	1.48%	1.35%	1.49%	1.35%
Allowance for credit losses as a percentage of non-performing loans and leases at period end	129.70%	198.16%	119.90%	198.16%

The increase in the provision for credit losses for the third quarter and first nine months of 2009 compared to the same periods of 2008 was a result of the increased credit risk experienced by the Company resulting from the prevailing economic downturn, an increase in net charge-offs and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications attributable to the prevailing economic environment. The increase in the net charge-offs as a percentage of average loans and leases was primarily a result of the Company addressing credit issues and losses within the consumer mortgage and construction, acquisition and development portfolios. Because the Company’s mortgage lending decisions are based on conservative lending policies, the Company continues to have only nominal exposure to the credit issues affecting the sub-prime residential mortgage market.
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

	September 30,				December 31,
	2009		2008		2008
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and industrial	$20,137	14.87%	$17,026	14.70%	$19,150	14.72%
Real estate
Consumer mortgages	32,423	20.88%	29,986	21.87%	31,158	21.52%
Home equity	6,498	5.52%	5,608	5.19%	5,689	5.25%
Agricultural	3,859	2.60%	3,544	2.45%	3,167	2.40%
Commercial and industrial-owner occupied	19,240	14.62%	18,782	15.45%	17,982	15.04%
Construction, acquisition and development	30,158	15.64%	29,390	17.34%	29,771	17.35%
Commercial	21,754	18.06%	17,366	15.45%	17,899	16.11%
Credit cards	3,324	1.05%	1,187	0.93%	1,572	0.96%
All other	7,398	6.76%	6,258	6.62%	6,405	6.65%

Total	$144,791	100.00%	$129,147	100.00%	$132,793	100.00%

Noninterest Revenue
The components of noninterest revenue for the three months and nine months ended September 30, 2009 and 2008 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2009	2008	% Change
	(Dollars in thousands)
Mortgage lending	$2,012	$3,270	(38.5)%
Credit card, debit card and merchant fees	8,902	8,512	4.6
Service charges	16,313	17,687	(7.8)
Trust income	2,435	2,507	(2.9)
Securities gains, net	—	100	(100.0)
Insurance commissions	20,134	21,779	(7.6)
Annuity fees	572	1,542	(62.9)
Brokerage commissions and fees	1,349	1,390	(2.9)
Loss on sale and writedown of OREO	(2,926)	(1,433)	104.2
Bank owned life insurance	3,222	1,866	72.7
Other miscellaneous income	7,536	6,213	21.3

Total noninterest revenue	$59,549	$63,433	(6.1)%

	Nine months ended
	September 30,
	2009	2008	% Change
	(Dollars in thousands)
Mortgage lending	$23,623	$14,320	65.0%
Credit card, debit card and merchant fees	26,361	25,334	4.1
Service charges	46,040	50,619	(9.0)
Trust income	6,684	7,002	(4.5)
Securities gains, net	47	377	(87.5)
Insurance commissions	63,354	67,909	(6.7)
Annuity fees	2,660	5,490	(51.5)
Brokerage commissions and fees	3,413	4,338	(21.3)
Loss on sale and writedown of OREO	(5,190)	(2,592)	100.2
Bank owned life insurance	6,772	5,467	23.9
Other miscellaneous income	31,817	24,666	29.0

Total noninterest revenue	$205,581	$202,930	1.3%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Origination volume of $296.2 million and $198.6 million produced origination revenue of $3.3 million and $1.9 million for the quarters ended September 30, 2009 and 2008, respectively. Origination volume of $1.2 billion and $744.8 million produced origination revenue of $20.3 million and $6.6 million for the nine months ended September 30, 2009 and 2008, respectively. Significantly increased volume and better pricing and delivery execution for the three months and nine months ended September 30, 2009 when compared to the same periods in 2008 contributed to higher mortgage lending revenue during 2009.
Revenue from the servicing process, the other component of mortgage lending revenue, includes fees from the actual servicing of loans and the recognition of changes in the valuation of the Company’s MSRs. Revenue from the servicing of loans was $2.8 million and $2.4 million for the quarters ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, revenue from the servicing of loans was $8.0 million and $7.2 million, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage rates from the previous reporting date. The fair value is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. An increase in mortgage rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $4.1 million and $1.0 million for the quarters ended September 30, 2009 and 2008, respectively. The fair value of MSRs decreased $4.6 million for the nine months ended September 30, 2009 and increased approximately $518,000 for the nine months ended September 30, 2008.
The following tables present the Company’s mortgage lending operations for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
	2009	2008
	Amount	Amount	% Change
	(Dollars in thousands)
Origination revenue	$3,284	$1,852	77.3%

Servicing:
Servicing revenue	2,837	2,427	16.9
Decline in fair value	(4,109)	(1,009)	307.2

Total	(1,272)	1,418	NM

Mortgage revenue	$2,012	$3,270	(38.5)

	(Dollars in millions)
Origination volume	$296	$199	48.7

NM=not meaningful

	Nine months ended
	September 30,
	2009	2008
	Amount	Amount	% Change
	(Dollars in thousands)
Origination revenue	$20,258	$6,605	206.7%

Servicing:
Servicing revenue	7,980	7,197	10.9
Decline in fair value	(4,615)	518	NM
Total	3,365	7,715	(56.4)

Mortgage revenue	$23,623	$14,320	65.0

	(Dollars in millions)
Origination volume	$1,228	$745	64.8

Mortgage loans serviced	$3,355	$2,977	12.7

NM=not meaningful
Credit card, debit card and merchant fees increased for the comparable three-month and nine-month periods as a result of an increase in the number and monetary volume of items processed. Service charges on deposit accounts decreased for the comparable periods as a result of a lower volume of items processed. Trust income decreased for the comparable periods as a result of decreases in the value of assets under management or in custody. The decrease in insurance commissions for the comparable periods was primarily attributable to lower insurance premiums resulting in reduced commissions paid by the underwriters.

Annuity fees decreased for the comparable three-month and nine-month periods as a result of the prevailing interest rate environment. Brokerage commissions and fees decreased for the comparable three-month and nine-month periods as a result of the reduction in market values combined with a customer shift from equity into fixed income investments which have a lower commission scale. The Company experienced larger losses on the sale and writedown of OREO as a result of the decline in property values attributable to the prevailing economic environment. Bank-owned life insurance revenue increased in the third quarter and first nine months of 2009 compared to the same periods in 2008 as a result of the Company recording life insurance proceeds of $1.4 million net of cash surrender value. Other miscellaneous noninterest revenue for the third quarter and first nine months of 2009 included interest on tax refunds of $2.8 million, a gain of $3.7 million from the sale of student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss. Other noninterest revenue for the third quarter and first nine months of 2008 included a $2.8 million gain related to the sale of shares of Visa, Inc. common stock in connection with its initial public offering and a $2.6 million gain related to the sale of shares of MasterCard Incorporated common stock. The Company had no significant student loan sales during the first nine months of 2008.
Noninterest Expense
The components of noninterest expense for the three months and nine months ended September 30, 2009 and 2008 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2009	2008	% Change
	(Dollars in thousands)
Salaries and employee benefits	$70,353	$68,865	2.2%
Occupancy, net of rental income	10,720	10,340	3.7
Equipment	5,853	6,214	(5.8)
Deposit insurance assessments	3,402	717	374.5
Advertising	3,197	2,409	32.7
Telecommunications	2,219	2,166	2.4
Public relations	1,467	1,735	(15.4)
Data processing	1,542	1,460	5.6
Computer software	1,782	1,618	10.1
Amortization of intangibles	1,195	1,482	(19.4)
Legal	1,570	1,322	18.8
Postage and shipping	1,216	1,286	(5.4)
Other miscellaneous expense	15,230	16,445	(7.4)

Total noninterest expense	$119,746	$116,059	3.2%

	Nine months ended
	September 30,
	2009	2008	% Change
	(Dollars in thousands)
Salaries and employee benefits	$211,808	$207,161	2.2%
Occupancy, net of rental income	31,211	29,539	5.7
Equipment	17,930	18,892	(5.1)
Deposit insurance assessments	15,886	1,408	1,028.3
Advertising	5,258	6,081	(13.5)
Telecommunications	6,651	6,499	2.3
Public relations	4,595	5,046	(8.9)
Data processing	4,814	4,095	17.6
Computer software	5,501	5,198	5.8
Amortization of intangibles	3,817	4,486	(14.9)
Legal	4,047	3,553	13.9
Postage and shipping	3,685	3,957	(6.9)
Other miscellaneous expense	46,263	45,678	1.3

Total noninterest expense	$361,466	$341,593	5.8%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2009 increased slightly compared to the same period in 2008, as a result of increases in group health and pension expenses, as well as costs associated with the hiring of employees to staff the 12 full-service branch bank offices added since September 30, 2008. Equipment expense decreased for the comparable three-month and nine-month periods because of the Company’s continued focus on controlling these expenses. The increase in deposit insurance assessments for the three-months and nine-months ended September 30, 2009 was primarily a result of the significant increase in the Company’s FDIC insurance assessments in 2009, despite being assessed at the FDIC’s lowest rate because of the Company’s status as “well capitalized” under federal regulations. The Company was assessed a special FDIC assessment of $6.1 million during the second quarter of 2009. This special FDIC assessment, along with increased regular premiums for 2009 and credits used to partially offset 2008 premiums contributed to the increase in deposit insurance assessments to $15.9 million for the first nine months of 2009 from $1.4 million for the first nine months of 2008. While the Company experienced some minor fluctuations in various components of other noninterest expense including advertising, legal, data processing, and amortization of intangibles, total other noninterest expense remained relatively static when comparing the third quarter and first nine months of 2009 with the same periods in 2008.
Income Tax
Income tax expense was $7.5 million for the third quarter of 2009, a 39.2% decrease from $12.3 million for the third quarter of 2008. For the nine-month period ended September 30, 2009, income tax expense was $36.7 million compared to $48.9 million for the same period in 2009, representing a decrease of 24.8%. The decrease in income tax expense for the third quarter and first nine months of 2009, compared to the third quarter and first nine months of 2008, was primarily a result of the decrease in net income before tax, as net income before tax decreased 28.6% and 20.3% when comparing the third quarter and first nine months of 2009 to the third quarter and first nine months of 2008, respectively. The effective tax rates for the third quarter of 2009 and 2008 were 25.8% and 30.3%, respectively. The decrease in the effective tax rate for the third quarter of 2009 compared to the third quarter of 2008 was a result of non-taxable income remaining relatively stable while taxable income decreased. The effective tax rates for the first nine months of 2009 and 2008 experienced a similar decline, although not as pronounced, as their effective tax rates were 30.2% and 32.1%, respectively.

FINANCIAL CONDITION
Earning Assets
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2009 were $12.1 billion, or 91.1% of total assets, compared with $12.2 billion, or 90.6% of total assets, at December 31, 2008.
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities decreased 11.5% to $1.2 billion at September 30, 2009, compared to $1.3 billion at December 31, 2008. Available-for-sale securities were $958.2 million at September 30, 2009, compared to $982.9 million at December 31, 2008, a 2.5% decrease.
The Bank’s loan and lease portfolios make up the single largest component of the Company’s earning assets. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. Loans and leases, net of unearned income, totaled $9.8 billion at September 30, 2009, which represented a 0.7% increase from $9.7 billion at December 31, 2008.
At September 30, 2009, the Bank did not have any concentrations of loans or leases in excess of 10% of total loans and leases outstanding which are not otherwise disclosed as a category of loans or leases elsewhere in this report (see Note 2 — Loans and Leases). Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses but does not consider these factors alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At September 30, 2009, no single loan or lease of material significance was known to be a potential non-performing loan or lease.
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
The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Non-performing loans and leases (“NPLs”) were 1.1% of loans and leases, net of unearned income, at September 30, 2009 and 0.7% of loans and leases, net of unearned income, at December 31, 2008. Continued weakness in the economy could adversely affect the Company’s volume of NPLs.
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of NPLs at September 30, 2009:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,442,344	$900	$6,489	$120	$7,509	0.5%
Real estate
Consumer mortgages	2,046,433	14,189	12,433	452	27,074	1.3
Home equity	540,875	707	1,879	—	2,586	0.5
Agricultural	254,647	289	2,647	—	2,936	1.2
Commercial and industrial-owner occupied	1,432,859	1,342	5,044	—	6,386	0.4
Construction, acquisition and development	1,533,622	1,477	39,989	4,291	45,757	3.0
Commercial	1,770,066	305	12,228	237	12,770	0.7
Credit cards	103,208	373	850	3,083	4,306	4.2
All other	633,890	1,117	1,173	22	2,312	0.4

Total	$9,757,944	$20,699	$82,732	$8,205	$111,636	1.1%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at September 30, 2009:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$9,717	$—	$—	$—	$—	—%
Condominiums	18,654	—	—	—	—	—
One-to-four family construction	284,466	249	6,489	953	7,691	2.7
Recreation and all other loans	47,065	—	—	—	—	—
Commercial construction	279,215	—	—	—	—	—
Commercial acquisition and development	272,772	83	4,304	—	4,387	1.6
Residential acquisition and development	621,733	1,145	29,196	3,338	33,679	5.4

Total	$1,533,622	$1,477	$39,989	$4,291	$45,757	3.0%

Deposits and Other Interest Bearing Liabilities
The Company’s noninterest bearing, interest bearing, savings and other time deposits are shown in the following table:

	September 30,	December 31,
	2009	2008	% Change
	(Dollars in millions)
Noninterest bearing demand	$1,769	$1,735	2.0%
Interest bearing demand	4,055	3,904	3.9
Savings	713	678	5.2
Other time	3,760	3,394	10.8

Total deposits	$10,297	$9,711	6.0%

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities lending arrangements. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. While the Company continues to choose to fund some of its loan growth with short-term borrowings rather than with higher rate time deposits, the increase in low cost demand and other time deposits resulted in a decrease in short-term borrowings of 46.4% to $1.0 billion at September 30, 2009 from $1.9 billion at December 31, 2008. The Company had long-term advances totaling $286.3 million at September 30, 2009, which remained relatively unchanged from $286.3 million at December 31, 2008. At September 30, 2009, the Company had approximately $2.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement.
If the Company’s traditional sources of liquidity were constrained, the Company would find it necessary to evaluate other avenues of funding not typically used by the Company and the Company’s net interest margin could be impacted negatively. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active Asset/Liability Committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity. The Company does not anticipate any short- or long-term changes to its liquidity strategies.
In the fourth quarter of 2008, the Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions. Under the TLGP, the Bank’s debt guarantee limit is $238.9 million. As of September 30, 2009, the Bank had not issued any senior unsecured debt under the TLGP.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The required minimum ratio levels for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively. The Company exceeded the required minimum levels for these ratios at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,162,621	11.39%	$1,123,028	10.79%
Total capital (to risk-weighted assets)	1,290,580	12.64	1,253,174	12.04
Tier I leverage capital (to average assets)	1,162,621	9.03	1,123,028	8.65
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,138,813	11.17%	$1,076,473	10.35%
Total capital (to risk-weighted assets)	1,266,633	12.42	1,206,619	11.61
Tier I leverage capital (to average assets)	1,138,812	8.87	1,076,473	8.30
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other general corporate purposes as determined by the Company’s Board of Directors. At September 30, 2009, 460,700 shares had been repurchased under this program but the Company did not repurchase any shares of its common stock during the three months ended September 30, 2009. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.

Certain Litigation Contingencies
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in nine states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal non-compliance and other disputes, litigation presents an ongoing risk.
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
CRITICAL ACCOUNTING POLICIES
During the three months ended September 30, 2009, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended September 30, 2009, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2009.

ITEM 6. EXHIBITS.

(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	Restricted Stock Agreement, dated July 22, 2009, between BancorpSouth, Inc. and Aubrey B. Patterson. (10)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: November 6, 2009	/s/ William L. Prater
William L. Prater
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)
	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)
	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)
	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)
	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)
	(h)	Junior Subordinated Debt Security Specimen. (9)
	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)
	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
(10)	(a)	Restricted Stock Agreement, dated July 22, 2009, between BancorpSouth, Inc. and Aubrey B. Patterson. (10)
(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.