Form 10-K
period 2009-12-31
BANCORPSOUTH INC
filed 2010-03-15
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do Not Ckeck if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was approximately $1,623,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2009.
     As of March 10, 2010, the registrant had outstanding 83,459,120 shares of common stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement used in connection with the registrant’s 2010 Annual Meeting of Shareholders, to be held April 28, 2010, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS.
GENERAL
     BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982. Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. At December 31, 2009, the Company and its subsidiaries had total assets of approximately $13.2 billion and total deposits of approximately $10.7 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
     The Company’s Internet website address is www.bancorpsouthonline.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on its website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).
DESCRIPTION OF BUSINESS
     The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 310 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
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
     The Company has registered the trademarks “BancorpSouth,” both typed form and design, and “Bank of Mississippi,” both typed form and design, with the U.S. Patent and Trademark Office. The trademark “BancorpSouth” will expire in 2011, and “Bank of Mississippi” will expire in 2020, unless the Company extends these trademarks for additional ten year periods. Registrations of trademarks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that the Company continues to use these trademarks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.
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
     Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund (the “DIF”), effective March 31, 2006. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC in October 2008 proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed and adopted three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to two basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for certain institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by seven basis points for the assessment for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. As a result of increased bank failures and a decrease in the DIF, on December 30, 2009, the FDIC required all insured financial institutions to prepay three years worth of insurance premiums with the prepayment including a 5% annual growth rate in the projected assessment base and a three basis point increase in the annual assessment rate for 2011 and 2012. The FDIC may require additional special assessment payments if the DIF balance continues to decline.
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
     The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2009, the Company had a “satisfactory” rating under CRA.
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
     In response to unprecedented market turmoil, Congress enacted the Emergency Economic Stabilization Act (“EESA”) on October 3, 2008. EESA authorizes the Secretary of the Treasury (the “Secretary”) to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument the purchase of which the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial stability. The Secretary was authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. EESA also increased the maximum deposit insurance amount up to $250,000 until December 31, 2013. Pursuant to his authority under EESA, the Secretary created the TARP Capital Purchase Program under which the Treasury Department is investing up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. In the fourth quarter of 2008 after careful consideration of the Company’s asset quality, financial and operating results, liquidity sources and capital levels, the Company elected not to participate in the TARP Capital Purchase Program.
     On March 23, 2009, Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Investment Program (“PPIP”). PPIP consists of two aspects, a Legacy Loans Program and a Legacy Securities Program. Both programs involve a partnership between the federal government and private entities to purchase non-performing or illiquid assets from the balance sheets of financial institutions. To date, the Company has not participated in either of these programs.
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
     The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. First mortgage construction loans are made to qualified individual borrowers and are generally supported by a take-out commitment from a permanent lender. The Bank makes residential construction loans to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The construction phase of these loans has certain risks, including the viability of the contractor, the contractor’s ability to complete the project and changes in interest rates.
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
     The Bank’s investment services subsidiary provides brokerage, investment advisory and asset management services and operates in certain communities in Mississippi, Tennessee, Alabama, Arkansas, Louisiana, Texas, Florida and Missouri.
     See Note 21 to the Company’s Consolidated Financial Statements included elsewhere in this Report for financial information about each segment of the Company, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).
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
     In an effort to maintain the quality of the loan portfolio, management seeks to limit higher risk loans. These loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Bank’s primary market areas, loans dependent on secondary liens as primary collateral and non-recourse loans. To the extent risks are identified, additional precautions are taken in order to reduce the Bank’s risk of loss. Commercial loans entail certain additional risks because they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, because payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.
     The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan underwriting and credit quality monitoring policies and practices. Loan status and monitoring is handled through the Bank’s loan administration department. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for problem loans. The results of loan reviews are reported to the Audit Committee of both the Company’s and the Bank’s Board of Directors. This process is an integral element of the Bank’s loan program. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.
RECENT ACQUISITIONS
     The Company completed no material acquisitions during 2009.
EMPLOYEES
     At December 31, 2009, the Company and its subsidiaries had approximately 4,450 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Exchange Act:

Name	Offices Held	Age
Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank; Director of the Company	67

James V. Kelley	President and Chief Operating Officer of the Company and the Bank; Director of the Company	60

William L. Prater	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of the Bank	49

Larry Bateman	Executive Vice President of the Company and Vice Chairman of the Bank	60

Gary R. Harder	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of the Bank	65

Name	Offices Held	Age
W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of the Bank	55

Gordon Lewis	Executive Vice President of the Company and Vice Chairman of the Bank	60

Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank	62

Cathy S. Freeman	Executive Vice President and Corporate Secretary of the Company and the Bank	44

Gray C. Bonds	Senior Vice President and Principal Accounting Officer of the Company and Executive Vice President and Controller of the Bank	62
     None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2010 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.
     Mr. Patterson has served as Chairman of the Board and Chief Executive Officer of the Bank and the Company for at least the past five years.
     Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company for at least the past five years.
     Mr. Prater joined the Company on September 1, 2008 and served as Executive Vice President until June 30, 2009 when he was named Treasurer and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer and Cashier of the Bank. Prior to joining the Company, Mr. Prater most recently served as Executive Vice President of Finance at Regions Bank and held the office of Senior Vice President of Finance at AmSouth Bank from 2004 to 2006.
     Mr. Bateman has served as Executive Vice President of the Company for at least the past five years. He has served as Vice Chairman of the Bank during this same period.
     Mr. Harder has served as Executive Vice President, Audit and Loan Review of the Bank for at least the past five years. He has also served as Executive Vice President of the Company during this same period. Mr. Harder retired from the Bank and the Company effective December 31, 2009. Ms. Carol Waddle replaced Mr. Harder and was named Senior Vice President of the Company and Senior Vice President, Audit and Loan Review of the Bank on January 27, 2010.
     Mr. Threadgill has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.
     Mr. Lewis had served as Louisiana/Texas Region President of BancorpSouth Bank for at least three years prior to December 2007 when he was named Executive Vice President of the Company and Vice Chairman of the Bank.
     Mr. Cowsert has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank for at least the past five years.
     Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank or Senior Vice President and Corporate Secretary of the Company and the Bank for at least the three years prior to January 2008 when she was named Executive Vice President of the Company and the Bank.
     Mr. Bonds has served as Senior Vice President of the Company and Senior Vice President and Controller of the Bank for at least the four years prior to September 2008, when he was named Executive Vice President and

Controller of the Bank, and the four years prior to December 2008, when he was named Senior Vice President and Principal Accounting Officer of the Company.

ITEM 1A.	RISK FACTORS.
     Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the expiration of the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations of the Company by the Federal Reserve, the Company’s operating results, interest earning assets and interest bearing liabilities, commercial loans, mortgage loans, economic conditions in the Company’s market area and the impact of the economic downturn on the Company’s financial condition, internal control over financial reporting, the Company’s remediation efforts with respect to the material weakness in internal control over financial reporting, maturities and fair values of held-to-maturity securities, valuation of mortgage servicing rights, diversification of revenue stream, the Company’s policy regarding underwriting and lending practices, other real estate owned, asset quality, net interest revenue, net interest margin, interest rate sensitivity, credit quality and credit losses, capital resources, uses of capital, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities, deposits, non-performing assets (“NPAs”), the ability to declare and pay dividends, future acquisitions, market risk, significant accounting policies, the impact of recent accounting pronouncements, estimated amortization expense of amortizable identifiable intangible assets, market conditions, stock repurchase program, allowance for credit losses, vesting of restricted stock, valuation of stock options, fair value of loans and leases, values of investment securities, contributions to pension plans, goodwill, related party transactions, loan concentrations, impaired loans, non-performing loans, non-accrual loans and leases, allowance for loan losses, economic value of equity, the ratio of tangible equity to tangible assets, other-than-temporary impairment of securities, financial condition of the Company’s borrowers, off-balance sheet commitments and arrangements, future lease payments, pension and other post-retirement benefit amounts, charge-offs, legal and regulatory limitations and compliance, junior subordinated debt securities and the effect of certain legal claims and pending lawsuits.
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
     In addition to the factors listed above that could influence our forward-looking statements, management believes that the risk factors set forth below should be considered in evaluating the Company’s business. Other relevant risk factors are outlined below and may be supplemented from time to time in the Company’s filings with the Securities and Exchange Commission.
Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
     Since mid-2007 the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of sub-prime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.
     Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the United States government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including Treasury’s TARP Capital Purchase Program, but asset values have continued to decline and access to liquidity continues to be very limited.
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
     Overall, the 2009 business environment was adverse for many households and businesses in the United States. The business environment in the markets in which we operate has been less adverse than in the broader United States but continues to deteriorate. It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

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
We make and hold in our portfolio a significant number of real estate construction, acquisition and development loans, which are based upon estimates of costs and values associated with the completed project and which pose more credit risk than other types of loans typically made by financial institutions.
     At December 31, 2009, we had a balance of $1.5 billion in real estate construction, acquisition and development loans, representing 15.0% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.

Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations.
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
     The Company is a financial holding company under the Bank Holding Company Act and the Bank is a Mississippi state banking corporation. Both are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.
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
     Historically, we have grown through the acquisition of other financial institutions as well as the development of de novo offices. If appropriate opportunities present themselves, we intend to pursue additional acquisitions in the future that we believe are strategic, including possible FDIC-assisted transactions. There can be no assurance that we will be able to identify, negotiate or finance potential acquisitions successfully or integrate such acquisitions with our current business.
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
     A significant element of our growth strategy is the acquisition of additional banks (which might include the acquisition of bank assets in FDIC-assisted transactions), bank holding companies, financial holding companies and insurance agencies in order to achieve greater economies of scale. We cannot assure you that appropriate growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy requires that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.
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
We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.
     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for allowance for credit losses, as described in “Item 9A. Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.
We could be required to write down goodwill and other intangible assets.
     When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2009, our goodwill and other identifiable intangible assets were $270.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis in 2009 and concluded that no impairment charge was necessary for the year ended December 31, 2009. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     The physical properties of the Company are held by its subsidiaries as follows:
a.	The Bank — The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor, modern, glass, concrete and steel office building owned by the Bank. The Bank occupies approximately 75% of the space, with the remainder leased to various unaffiliated tenants.

The Bank owns 251 of its 282 branch banking facilities. The remaining 31 branch banking facilities are occupied under leases with unexpired terms ranging from one to 14 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns parcels of property acquired under foreclosure.

b.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns six of the 25 offices it occupies. It leases 19 offices that have unexpired terms varying in duration from one to eight years.
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
     The Company reported litigation expense of $2.3 million in 2007 as a result of legal and other accruals established relative to the Company’s guarantee of Visa Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa Inc.’s settlement with American Express, as well as other pending Visa Inc. litigation and were based on information available from Visa Inc. and other member banks. The Bank, as a member of Visa Inc., is obligated to share in certain liabilities associated with Visa Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of this reserve was reversed and recorded as a reduction of litigation expense as a result of Visa Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid.
     During the second quarter of 2008, $1.1 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling. During the fourth quarter of 2009, the Company reported $2.6 million in litigation contingencies primarily related to the unexpected, adverse resolution of a legal matter.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET FOR COMMON STOCK
     The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2009	Fourth	$25.19	$21.71
	Third	24.96	19.41
	Second	25.30	19.46
	First	23.87	15.60
2008	Fourth	$29.25	$16.93
	Third	31.90	15.15
	Second	25.30	17.48
	First	25.50	19.01

HOLDERS OF RECORD
     As of March 10, 2010, there were 8,947 shareholders of record of the Company’s common stock.
DIVIDENDS
     The Company declared cash dividends each quarter in an aggregate annual amount of $0.88 per share during 2009 and $0.87 per share during 2008. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. See “Item 1. Business — Regulation and Supervision” and Note 16 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.
ISSUER PURCHASES OF EQUITY SECURITIES
     The Company did not repurchase any shares of its common stock during the three months ended December 31, 2009.
ITEM 6. SELECTED FINANCIAL DATA.
     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Financial Information” for the Selected Financial Data.
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
     As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during 2008 and 2009, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company was not immune to such pressures and understands that the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. The impact was reflected in a decline in credit quality and the increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs, compared to 2008 and 2007. While these measures have increased, management believes that it is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall. Therefore, management will continue to focus on early identification and decisive resolution of any credit issues.

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

SELECTED FINANCIAL INFORMATION

	Year Ended December 31
	2009	2008	2007	2006	2005
		(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$615,414	$705,413	$801,242	$681,891	$559,936
Interest expense	170,515	264,577	378,343	296,092	204,379

Net interest revenue	444,899	440,836	422,899	385,799	355,557
Provision for credit losses	117,324	56,176	22,696	8,577	24,467

Net interest revenue, after provision for credit losses	327,575	384,660	400,203	377,222	331,090
Noninterest revenue	275,276	245,607	232,151	207,017	199,854
Noninterest expense	490,017	455,913	428,410	394,077	363,144

Income before income taxes	112,834	174,354	203,944	190,162	167,800
Income tax expense	30,105	53,943	66,001	64,968	52,601

Net income	$82,729	$120,411	$137,943	$125,194	$115,199

Balance Sheet — Year-End Balances:
Total assets	$13,167,867	$13,480,218	$13,189,841	$12,040,521	$11,768,674
Total securities	1,993,594	2,316,380	2,627,110	2,765,419	2,766,411
Loans, net of unearned income	9,775,136	9,691,277	9,179,684	7,871,471	7,365,555
Total deposits	10,677,702	9,711,872	10,064,099	9,710,578	9,607,258
Long-term debt	112,771	286,312	88,977	135,707	137,228
Total shareholders’ equity	1,276,296	1,240,260	1,196,626	1,026,585	977,166

Balance Sheet — Average Balances:
Total assets	13,203,659	13,200,801	12,857,135	11,798,007	10,968,874
Total securities	2,179,479	2,417,390	2,781,232	2,943,556	2,786,231
Loans, net of unearned income	9,734,580	9,429,963	8,784,940	7,579,935	7,026,009
Total deposits	10,155,730	9,803,999	10,200,098	9,554,441	9,110,411
Long-term debt	290,582	278,845	139,537	136,411	137,902
Total shareholders’ equity	1,255,605	1,224,280	1,121,000	999,989	934,563

Common Share Date:
Basic earnings per share	$0.99	$1.46	$1.69	$1.58	$1.47
Diluted earnings per share	0.99	1.45	1.69	1.57	1.47
Cash dividends per share	0.88	0.87	0.83	0.79	0.76
Book value per share	15.29	14.92	14.54	12.98	12.33
Dividend payout ratio	88.89	60.00	49.11	50.32	51.70

Financial Ratios:
Return on average assets	0.63%	0.91%	1.07%	1.06%	1.05%
Return on average shareholders’ equity	6.59%	9.84%	12.31%	12.52%	12.33%
Total shareholders’ equity to total assets	9.69%	9.20%	9.07%	8.53%	8.30%
Tangible shareholders’ equity to tangible assets	7.63%	7.15%	7.09%	7.25%	6.99%
Net interest margin-fully taxable equivalent	3.77%	3.75%	3.68%	3.70%	3.64%

Credit Quality Ratios:
Net charge-offs to average loans and leases	0.76%	0.40%	0.14%	0.15%	0.23%
Provision for credit losses to average loans and leases	1.21%	0.60%	0.26%	0.11%	0.35%
Allowance for credit losses to net loans and leases	1.80%	1.37%	1.25%	1.26%	1.38%
Allowance for credit losses to NPLs	94.41%	207.45%	394.76%	421.36%	352.44%
Allowance for credit losses to NPAs	71.64%	120.36%	215.47%	291.38%	226.84%
NPLs to net loans and leases	1.91%	0.66%	0.32%	0.30%	0.39%
NPAs to net loans and leases	2.51%	1.14%	0.58%	0.43%	0.61%

Capital Adquacy:
Tier I capital	11.17%	10.79%	10.63%	12.34%	12.85%
Total capital	12.42%	12.04%	11.81%	13.55%	14.11%
Tier I leverage capital	8.95%	8.65%	8.13%	8.73%	8.65%

     In addition to financial ratios defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company. Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets. Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. The Company believes the ratio of tangible equity to tangible assets to be an important measure of financial strength of the Company. The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measure as reflected in the Company’s unaudited consolidated financial statements:

	Year Ended December 31,
	2009	2008	2007	2006	2005
			(In thousands)
Tangible Assets:
Total assets	$13,167,867	$13,480,218	$13,189,841	$12,040,521	$11,768,674
Less: Goodwill	270,097	268,966	254,889	143,718	138,754
Identifiable intangible assets	23,533	28,164	26,549	22,442	26,788

Total tangible assets	$12,874,237	$13,183,088	$12,908,403	$11,874,361	$11,603,132

Tangible Shareholders’ Equity
Total shareholders’ equity	$1,276,296	$1,240,260	$1,196,626	1,026,585	977,166
Less: Goodwill	270,097	268,966	254,889	143,718	138,754
Identifiable intangible assets	23,533	28,164	26,549	22,442	26,788

Total tangible shareholders’ equity	$982,666	$943,130	$915,188	$860,425	$811,624

FINANCIAL HIGHLIGHTS
     The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. Net interest revenue for 2009 was $444.9 million, compared to $440.8 million for 2008 and $422.9 million for 2007. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. While the Company experienced a 3% growth in average loans during 2009, the declining interest rate environment resulted in decreased interest revenue in 2009 compared to 2008. However, the Company’s net interest revenue was positively impacted by the smaller decrease in average rates earned on interest earning assets than the decrease in average rates paid on interest bearing liabilities. The Company continued with its asset/liability strategies in 2009, which included funding loan growth with maturing, lower yielding investment securities and increased lower rate demand deposits.
     Contributing to the decrease in net income was the increase in the provision for credit losses as the provision for credit losses was $117.3 million in 2009 compared to $56.2 million in 2008 and $22.7 million in 2007. Net charge-offs also increased to $78.2 million, or 0.76% of average loans and leases in 2009, compared to $38.2 million, or 0.40% of average loans and leases in 2008. The increase in the provision for credit losses in 2009 was primarily reflective of the cumulative pressure that the extended economic downturn in the Bank’s markets has had on established customers that were performing well prior to and earlier in the slowing economic environment.
     The Company has taken steps in the past that have diversified its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue for 2009 was $275.3 million, compared to $245.6 million for 2008 and $232.2 million in 2007. One of the primary contributors to noninterest revenue in 2009 was the increase in mortgage lending revenue. Mortgage lending revenue increased to $32.2 million in 2009 compared to $2.1 million in 2008. The increase in mortgage lending revenue was primarily a result of the increase in mortgage originations, the majority of which were refinancings in the first half of 2009 resulting from historically low mortgage interest rates. Also contributing to the increase in mortgage lending revenue was the $2.4 million increase in the value of the Bank’s mortgage servicing rights in 2009 compared to a $10.5 million decline in the value in 2008. Noninterest revenue was negatively impacted by the 6.6% decrease in insurance commissions in 2009 compared to 2008, resulting from the soft market cycle experienced in the insurance industry. Contributing to the increase in noninterest revenue during 2009 compared to 2008, the Company recorded interest on tax refunds of $2.8 million, a gain of $3.7 million from the sale of student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, an insurance recovery of $1.3 million related to a casualty loss and gains on claims related to bank-owned life insurance of $1.4 million.
     Noninterest expense for 2009 was $490.0 million, an increase of 7.5% from $455.9 million for 2008, which was an increase of 6.4% from $428.4 million for 2007. The increases in noninterest expense included the incremental costs related to banking locations and facilities added in 2009, coupled with the significant increase in deposit insurance assessments in 2009 compared to 2008. Despite being assessed at the FDIC’s lowest rate, deposit insurance assessments increased $16.8 million during 2009 which included a $6.1 million special FDIC assessment during the second quarter of 2009 as part of the FDIC’s restoration plan for the Deposit Insurance Fund. Income tax expense decreased in 2009 and 2008 primarily as a result of the decrease in pretax income in both years. The major components of net income are discussed in more detail in the various sections that follow.
     The Company’s capital and liquidity remained strong during 2009 as its total shareholders’ equity to total assets ratio increased to 9.69% from 9.20% in 2008. Also, demand deposits increased 10.7% contributing to an overall deposit increase of 9.94% in 2009 compared to 2008. This increase in deposits allowed the Company to reduce its reliance on short-term borrowings, which decreased 60.8% to $743.4 million at December 31, 2009 compared to $1.9 billion at December 31, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report). The Company believes that its determination of the allowance for credit losses, the assessment for other-than-temporary impairment of securities, the valuation of mortgage servicing rights and the estimation of pension and other post retirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.
Allowance for Credit Losses
     The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans and leases. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information. At December 31, 2009, the allowance for credit losses was $176.0 million, representing 1.80% of total loans and leases at year-end.
Other Real Estate Owned
     Other real estate owned, consisting of assets that have been acquired through foreclosure or in satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for credit losses. Subsequent valuation adjustments on the periodic revaluation of the property are charged to net income as noninterest expense. There is a valuation allowance recorded based on recent property disposition experience. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.
Assessment for Other-Than-Temporary Impairment of Securities
     Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the impairment is separated into (a) the amount of the impairment related to the credit loss and (b) the amount of the impairment related to all other factors. The value of the security is reduced by the other-than-temporary impairment with the amount of the impairment related to credit loss recognized as a charge to earnings and the amount of the impairment related to all other factors recognized in other comprehensive income.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”). An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2009, the Company’s mortgage servicing asset was valued at $35.6 million.
Pension and Postretirement Benefits
     Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these estimates could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation — Retirement Benefits (“FASB ASC 715”). In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2009. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Discount Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc.

Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”) and the December 31, 2009 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 6.00% for the Basic Plan, 5.85% for the Restoration Plan and 5.35% for the Supplemental Plan based on a December 31, 2009 measurement date.
RESULTS OF OPERATIONS
Net Interest Revenue
     Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2009:

	2009			2008			2007
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands, yields on taxabale equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,734,580	$520,315	5.35%	$9,429,964	$593,258	6.29%	$8,784,940	$672,193	7.65%
Loans held for sale	115,181	3,965	3.44%	156,857	7,667	4.89%	95,313	5,962	6.26%
Held-to-maturity securities:
Taxable (3)	1,015,440	47,397	4.67%	1,282,512	59,119	4.61%	1,530,247	68,142	4.45%
Non-taxable (4)	194,370	13,619	7.01%	184,243	12,480	6.77%	189,234	12,701	6.71%
Available-for-sale securities:
Taxable	898,073	35,026	3.90%	859,932	35,813	4.16%	977,459	41,212	4.22%
Non-taxable (5)	71,596	5,223	7.30%	90,703	6,470	7.13%	84,292	6,194	7.35%
Federal funds sold, securities purchased under agreement to resell and short-term investments	49,197	205	0.42%	32,930	972	2.95%	87,948	4,831	5.49%

Total interest earning assets and revenue	12,078,437	625,750	5.18%	12,037,141	715,779	5.95%	11,749,433	811,235	6.90%
Other assets	1,275,150			1,291,675			1,217,135
Less: allowance for credit losses	(149,928)			(128,015)			(109,433)

Total	$13,203,659			$13,200,801			$12,857,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:

Demand — interest bearing	$4,051,362	$40,047	0.99%	$3,552,690	$60,333	1.70%	$3,191,433	$83,833	2.63%
Savings	712,740	3,700	0.52%	712,330	5,280	0.74%	718,080	9,301	1.30%
Other time	3,633,453	101,308	2.79%	3,874,192	148,591	3.84%	4,636,436	215,723	4.65%
Federal funds purchased,securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	1,175,708	2,378	0.20%	1,565,381	26,858	1.72%	1,057,057	48,098	4.55%
Junior subordinated debt securities	160,312	11,630	7.25%	160,312	12,469	7.78%	159,939	13,067	8.17%
Long-term FHLB borrowings	290,582	11,452	3.93%	278,845	11,046	3.95%	144,006	8,321	5.77%

Total interest bearing liabilities and expense	10,024,157	170,515	1.70%	10,143,750	264,577	2.61%	9,906,951	378,343	3.81%
Demand deposits - noninterest bearing	1,758,175			1,664,787			1,654,149
Other liabilities	165,722			167,984			175,035

Total liabilities	11,948,054			11,976,521			11,736,135
Shareholders’ equity	1,255,605			1,224,280			1,121,000

Total	$13,203,659			$13,200,801			$12,857,135

Net interest revenue-FTE		$455,235			$451,202			$432,892

Net interest margin-FTE			3.77%			3.75%			3.68%
Net interest rate spread			3.48%			3.34%			3.09%
Interest bearing liabilities to interest earning assets			82.99%			84.27%			84.32%

(1)	Includes taxable equivalent adjustment to interest of approximately $3,302,000, $3,293,000 and $3,380,000 in 2009, 2008 and 2007, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of approximately $440,000 in 2009 and 2008 using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of approximately $4,767,000, $4,368,000 and $4,445,000 in 2009, 2008 and 2007, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of approximately $1,827,000, $2,265,000 and $2,168,000 in 2009, 2008 and 2007, respectively, using an effective tax rate of 35%.

     Net interest revenue-FTE increased 0.9% to $455.2 million in 2009 from $451.2 million in 2008, which represented an increase of 4.2% from $432.9 million in 2007. The slight increase in net interest revenue-FTE for 2009 compared to 2008 was a result of rates paid on interest bearing liabilities declining at a faster rate than rates earned on interest earning assets. The decline in rates paid on interest bearing liabilities was a result of the increase in low cost demand deposits coupled with the decline in other time deposits and short-term borrowing rates. The declining loan yields experienced by the Company was a result of reduced interest rates with this decline being somewhat offset by the impact of the interest rate floors evident on a portion of the Company’s variable rate loans. The effect of the interest rate floors on the Company’s variable rate loans is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Interest Rate Sensitivity.” The increase in net interest revenue-FTE for 2008 compared to 2007 was related to the combination of growth in loans and the Company’s focus on funding the growth with maturing investment securities and lower-cost liabilities.
     Interest revenue-FTE decreased 12.6% to $625.8 million in 2009 from $715.8 million in 2008, which represented a decrease of 11.8% from $811.2 million in 2007. The decrease in interest revenue-FTE in 2009 and 2008 was primarily a result of the declining loan yields as interest rates were at historically low levels resulting in an overall decrease in the yield on average interest earning assets of 76 basis points during 2009 and 95 basis points during 2008. Average interest earning assets increased $41.8 million, or 0.4%, to $12.1 billion in 2009 and increased $287.7 million, or 2.5%, to $12.0 billion in 2008 from $11.7 billion in 2007. The increase in average interest earning assets during 2009 was primarily a result of average loans and leases increasing $305.2 million to $9.7 billion, partially offset by the decrease in average loans held for sale during 2009 as the Company sold its remaining portfolio of student loans. The increase in average earning assets during 2008 was primarily a result of average loans and leases increasing $645.0 million to $9.4 billion coupled with the increase in average loans held for sale of $61.5 million, partially offset by an overall decrease in average investment securities of $363.8 million as the Company invested funds from maturing securities in 2008 into higher rate loans or new higher rate short- and intermediate-term investments.
     Interest expense decreased 35.6% to $170.5 million in 2009 from $264.6 million in 2008, which represented a decrease of 30.1% from $378.3 million in 2007. The decrease in interest expense during 2009 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposits and short-term borrowing rates resulting in an overall decrease in the average rate paid on interest bearing liabilities of 91 basis points. The decrease in interest expense during 2008 was also a result of the increase in lower cost interest bearing demand deposits and short-term borrowings coupled with a decrease in higher rate other time deposits resulting in an overall decrease in the average rate paid on interest bearing liabilities of 120 basis points. Average interest bearing liabilities decreased $119.6 million, or 1.2%, to $10.0 billion in 2009 and increased $236.8 million, or 2.4%, to $10.1 billion in 2008 from $9.9 billion in 2007. The decrease in interest bearing liabilities in 2009 compared to 2008 was primarily a result of the decrease in short-term borrowings, partially offset by the increase in lower cost interest bearing demand deposits. The increase in interest bearing liabilities in 2008 compared to 2007 was a result of the increase in lower cost demand deposits coupled with the increase in short-term borrowings.
     Net interest margin-FTE for 2009 was 3.77%, an increase of two basis points from 3.75% for 2008 which represented an increase of seven basis points from 3.68% for 2007. Net interest margin-FTE remained relatively stable for 2007, 2008 and 2009 as the Company was able to mitigate the effect of lower loan yields by increasing lower cost demand deposits and decreasing higher rate time deposits. The Company was also able to maintain stability in the loan portfolio by replacing loan runoff by modest new loan production. The slight increase in net interest margin-FTE for 2008 was primarily a result of the Company investing funds from maturing securities in higher rate loans or new higher rate short- and intermediate-term investments while funding the loan growth with lower rate short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings rather than with higher rate time deposits. Net interest rate spread for 2009 was 3.48%, an increase of 14 basis points from 3.34% for 2008, which represented an increase of 25 basis points from 3.09% for 2007. The increase in net interest rate spread for 2009 and 2008 was primarily a result of the Company’s ability to reduce the impact of declining loan yields by increasing lower rate demand deposits and decreasing higher rate time deposits resulting in a smaller decrease in the average rate earned on interest earning assets than the decrease in the average rate paid on interest bearing liabilities.
     Net interest revenue-FTE may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table below presents an analysis of rate and volume change in net interest revenue from 2008 to 2009 and from 2007 to 2008. Changes that are not solely a result of volume or rate have been allocated to volume.

	2009 over 2008 - Increase (Decrease)			2008 over 2007 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
INTEREST REVENUE
Loans (net of unearned income)	$16,282	$(89,225)	$(72,943)	$40,580	$(119,515)	$(78,935)
Loans held for sale	(1,435)	(2,267)	(3,702)	3,008	(1,303)	1,705
Held-to-maturity securities:
Taxable	(12,466)	744	(11,722)	(11,420)	2,397	(9,023)
Non-taxable	710	429	1,139	(338)	117	(221)
Available-for-sale securities:
Taxable	1,488	(2,275)	(787)	(4,895)	(504)	(5,399)
Non-taxable	(1,394)	147	(1,247)	457	(181)	276
Federal funds sold, securities purchased under agreement to resell and short-term investments	68	(835)	(767)	(1,624)	(2,235)	(3,859)

Total	3,253	(93,282)	(90,029)	25,768	(121,224)	(95,456)

INTEREST EXPENSE
Demand — interest bearing	4,929	(25,215)	(20,286)	6,135	(29,635)	(23,500)
Savings	2	(1,582)	(1,580)	(43)	(3,978)	(4,021)
Other time	(6,712)	(40,571)	(47,283)	(29,235)	(37,897)	(67,132)
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	(788)	(23,692)	(24,480)	8,722	(29,962)	(21,240)
Junior subordinated debt securities	—	(839)	(839)	29	(627)	(598)
Long-term FHLB borrowings	463	(57)	406	5,341	(2,616)	2,725

Total	(2,106)	(91,956)	(94,062)	(9,051)	(104,715)	(113,766)

Total increase (decrease)	$5,359	$(1,326)	$4,033	$34,819	$(16,509)	$18,310

Interest Rate Sensitivity
     The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2009:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$15,704	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	75,000	—	—	—
Held-to-maturity securities	115,279	290,510	407,278	219,755
Available-for-sale securities	35,088	61,561	404,097	460,026
Loans, net of unearned income	4,993,945	1,645,555	2,895,467	240,169
Loans held for sale	54,941	367	2,202	22,833

Total interest earning assets	5,289,957	1,997,993	3,709,044	942,783

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits and savings	5,048,838	—	—	—
Other time deposits	762,635	1,697,424	1,265,717	1,425
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	680,503	4,874	57,993	—
Long-term FHLB borrowings and junior
subordinated debt securities	—	—	54,271	218,812
Other	—	—	—	91

Total interest bearing liabilities	6,491,976	1,702,298	1,377,981	220,328

Interest rate sensitivity gap	$(1,202,019)	$295,695	$2,331,063	$722,455

Cumulative interest sensitivity gap	$(1,202,019)	$(906,324)	$1,424,739	$2,147,194

     In the event interest rates decline after 2009, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period, as the cost of funds would decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in the event interest rates increase after 2009, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at December 31, 2009 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates. The Company’s asset/liability strategy of partially funding loan growth with short-term borrowings from the FHLB and federal funds purchased contributed to the increased liability sensitivity in the 0 to 90 day category. The Company was able to manage this liability sensitivity during the later part of 2009, however, by reducing low rate, short term borrowings and extending the average maturity of time deposits.
     As of December 31, 2009, the Bank had approximately $2.5 billion in variable rate loans whose interest rate was determined by a floor, or minimum rate. This portion of the loan portfolio has an average interest rate earned of 4.42%, an average maturity of 26 months and a fully-indexed interest rate of 3.62%. The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise. Examples of key indices include the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate. The impact on the Bank’s average interest rate earned will be related to the timing and magnitude of a rise in key indices.

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
     The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 basis points. The impact of a minus 200 basis point rate shock as of December 31, 2009 and 2008 was not considered meaningful because of the historically low interest rate environment. Variances were calculated from the base case scenario, which reflected current market rates. Management of the Company assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
	December 31, 2009	December 31, 2008
Rate Shock
+200 basis points	-4.1%	-8.5%
-200 basis points	N/A	N/A

	Economic Value of Equity
	% Variance from Base Case Scenario
	December 31, 2009	December 31, 2008
Rate Shock
+200 basis points	-9.5%	-11.0%
-200 basis points	N/A	N/A
     In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon. The results of these analyses are included in the following table.

	Net Interest Income
	% Variance from Base Case Scenario
	December 31, 2009	December 31, 2008
Rate Ramp
+200 basis points	-4.1%	-6.5%
-200 basis points	N/A	N/A
Provisions for Credit Losses and Allowance for Credit Losses
     In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through conservative underwriting in accordance with its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict credit losses with certainty, management regularly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.
     Attention is paid to the quality of the loan portfolio through a formal loan review process. The Board of Directors of the Bank has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments.
     The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Loan Loss Committee bases its estimates of losses on three primary components: (1) estimates of inherent losses which may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors which may impact the performance of the portfolio. Inherent losses are estimated based upon the probability of default of individual borrowers and the amount of losses expected in the event of any such default. Factors such as financial condition, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk. Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure. Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”). In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk due to regulatory or internal changes are considered in determining the adequacy of the level of the allowance for credit losses.
     As a result of the deteriorating housing market and the negative impact that the weakened economy has had on builders and developers, additional focus was placed on the real estate construction, acquisition and development portfolio when estimating the adequacy of the allowance for credit losses because of the credit risks associated with this portfolio. Additionally, during the fourth quarter of 2009, the Company provided an additional reserve of $3.5 million for modeling imprecision due to this deterioration.
     An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance.
     Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible, because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.
An analysis of the allowance for credit losses for the five years ended December 31, 2009 is provided in the following table:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$132,793	$115,197	$98,834	$101,500	$91,673
Loans and leases charged off:
Commercial and agricultural	(9,534)	(7,124)	(2,656)	(2,008)	(2,595)
Real estate
Consumer mortgages	(13,917)	(8,161)	(4,801)	(3,370)	(6,145)
Home equity	(5,372)	(1,307)	(537)	(361)	(93)
Agricultural	(848)	(381)	(45)	(217)	(195)
Commercial and industrial-owner occupied	(4,033)	(1,970)	(1,126)	(3,099)	(2,656)
Construction, acquisition and development	(32,638)	(15,332)	(818)	—	—
Commercial	(3,584)	(814)	(465)	(1,743)	(1,098)
Credit cards	(4,770)	(3,636)	(2,979)	(2,189)	(3,098)
All other	(3,517)	(3,342)	(3,414)	(3,116)	(4,553)

Total loans and leases charged off	(78,213)	(42,067)	(16,841)	(16,103)	(20,433)

Recoveries:
Commercial and agricultural	761	1,134	997	1,801	1,084
Real estate
Consumer mortgages	824	532	836	496	951
Home equity	109	30	117	3	33
Agricultural	2	—	29	—	—
Commercial and industrial-owner occupied	297	75	261	89	41
Construction, acquisition and development	128	263	27	4	59
Commercial	189	23	126	66	5
Credit cards	617	319	282	347	328
All other	1,212	1,537	1,680	2,054	2,056

Total recoveries	4,139	3,913	4,355	4,860	4,557

Net charge-offs	(74,074)	(38,154)	(12,486)	(11,243)	(15,876)

Provision charged to operating expense	117,324	56,176	22,696	8,577	24,467
Other, net	—	(426)	6,153	—	1,236

Balance, end of period	$176,043	$132,793	$115,197	$98,834	$101,500

Loans and leases, net of unearned — average	$9,734,580	$9,429,963	$8,784,940	$7,579,935	$7,026,009

Loans and leases, net of unearned — period end	$9,775,136	$9,691,277	$9,179,684	$7,871,471	$7,365,555

RATIOS
Net charge-offs to average loans and leases	0.76%	0.40%	0.14%	0.15%	0.23%
Provision for credit losses to average loans and leases, net of unearned	1.21%	0.60%	0.26%	0.11%	0.35%
Allowance for credit losses to loans and leases, net of unearned	1.80%	1.37%	1.25%	1.26%	1.38%
          The increases in the provision for credit losses in 2009 compared to 2008 and in 2008 compared to 2007 were primarily a result of the increased credit risk experienced by the Company resulting from the prevailing economic downturn, an increase in net charge-offs and some downward migration of loans within the Bank’s loan and lease credit ratings and classifications attributable to the prevailing economic environment. Net charge-offs as a percentage of average loans and leases increased in 2009 when compared to 2008 primarily as a result of the Company experiencing increased losses within the construction, acquisition and development and the consumer mortgage portfolios. The construction, acquisition and development and the consumer mortgage portfolios experienced increased losses as a result of declining collateral values related to real estate securing these loans, as well as the negative impact that the weakened economy and housing market has had on builders and developers. Because the Company’s mortgage lending decisions are based on conservative lending policies, the Company continues to have only nominal exposure to the credit issues affecting the sub-prime residential mortgage market.
          The breakdown of the allowance by loan and lease category is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas. Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance for losses. The following table presents (i) the breakdown of the allowance for credit losses by loan and lease category and (ii) the percentage of each category in the loan and lease portfolio to total loans and leases at the dates indicated:

	2009		2008		2007
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$21,154	15.11%	$19,150	14.72%	$17,764	15.04%
Real estate
Consumer mortgages	37,048	20.53	31,158	21.52	28,632	22.96
Home equity	7,218	5.60	5,689	5.25	4,401	4.46
Agricultural	4,192	2.67	3,167	2.40	2,368	1.88
Commercial and industrial-owner occupied	22,989	14.76	17,982	15.04	18,194	15.75
Construction, acquisition and development	46,193	14.86	29,771	17.35	19,903	18.11
Commercial	26,694	18.39	17,899	16.11	14,564	12.92
Credit cards	3,481	1.10	1,572	0.96	3,111	1.13
All other	7,074	6.98	6,405	6.65	6,260	7.75

Total	$176,043	100.00%	$132,793	100.00%	$115,197	100.00%

	2006		2005
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & agricultural	$14,257	14.35%	$15,185	14.96%
Real estate
Consumer mortgages	30,399	29.79	32,725	30.08
Home equity	3,562	4.19	3,163	3.95
Agricultural	2,778	2.69	2,782	2.77
Commercial and industrial-owner occupied	17,463	16.97	15,801	17.07
Construction, acquisition and development	9,372	11.05	7,815	9.59
Commercial	13,704	13.68	13,285	14.19
Credit cards	2,917	1.24	3,799	1.16
All other	4,382	6.04	6,945	6.23

Total	$98,834	100.00%	$101,500	100.00%

Noninterest Revenue
          The components of noninterest revenue for the years ended December 31, 2009, 2008 and 2007 and the percentage change between such years are shown in the following table:

	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$32,225	1,401.6%	$2,146	(65.5)%	$6,214
Credit card, debit card and merchant fees	34,244	1.5	33,743	13.1	29,836
Service charges	72,864	(5.5)	77,091	2.3	75,339
Trust income	9,698	3.9	9,330	(8.1)	10,154
Securities (losses) gains, net	(55)	99.1	(5,849)	NM	121
Insurance commissions	80,937	(6.6)	86,661	21.7	71,182
Annuity fees	3,721	(41.5)	6,363	37.5	4,626
Brokerage commissions and fees	4,803	(11.6)	5,434	(26.3)	7,369
Bank-owned life insurance	8,614	17.4	7,338	3.4	7,097
Other	28,225	20.9	23,350	15.5	20,212

Total noninterest revenue	$275,276	12.1%	$245,607	5.8%	$232,150

NM = not meaningful
          The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860. For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Mortgage Servicing Rights” of this Report.
          Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Origination volume of $1.5 billion, $963.0 million and $876.1 million produced origination revenue of $25.7 million, $8.1 million and $5.4 million for 2009, 2008 and 2007, respectively. Significantly increased volume and better pricing and delivery execution during 2009 when compared to 2008 and 2007 contributed to higher mortgage lending revenue during 2009.
          Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans. Revenue from the servicing of loans was $10.8 million, $9.7 million and $9.1 million for 2009, 2008 and 2007, respectively. Mortgage lending revenue is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. Principal payments, prepayments and payoffs were $6.7 million, $5.2 million and $5.0 million for 2009, 2008 and 2007. The increase of these amounts in 2009 compared to 2008 and 2007 resulted from the large number of refinancings that occurred during the first half of 2009 because of the low interest rate environment. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs,while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs increased $2.4 million for 2009 and decreased $10.5 million and $3.3 million for 2008 and 2007, respectively.
          The following table presents the Company’s mortgage lending operations for 2009, 2008 and 2007:

	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$25,746	216.0%	$8,148	50.1%	$5,428
Servicing	10,783	10.8	9,734	6.9	9,104
Payoffs/Paydowns	(6,706)	(28.0)	(5,239)	(5.3)	(4,976)

Total	29,823	135.9	12,643	32.3	9,556
Market value adjustment	2,402	NM	(10,497)	(214.1)	(3,342)

Mortgage lending revenue	$32,225	1,401.6	$2,146	(65.5)	$6,214

	(Dollars in millions)
Origination volume	$1,542	60.1	$963	9.0	$876

Mortgage loans serviced at year-end	$3,413	11.2	$3,068	7.1	$2,864

NM	=	not meaningful
          Credit card, debit card and merchant fees remained relatively stable in 2009 when compared to 2008 but increased in 2008 when compared to 2007 as a result of an increase in the numerical and monetary volume of items processed. Service charges on deposit accounts, which includes insufficient fund fees, decreased in 2009 when compared to 2008 as a result of a lower volume of items processed but remained relatively consistent in 2008 when compared to 2007. Trust income remained relatively consistent in 2009 when compared to 2008 and decreased in 2008 when compared to 2007 primarily because of decreases in the value of assets under care (either managed or custody).
          Net security losses of approximately $55,000 and $5.8 million were recorded in 2009 and 2008, while net securities gains of approximately $121,000 were recorded in 2007. These amounts reflected the sales and calls of securities from the available-for-sale portfolio and held-to-maturity portfolio. Any sales of held-to-maturity securities occurred within three months of maturity and were so near maturity that management believed changes in interest rates would not have a significant impact on fair value. The net security losses included a $250,000 and an $8.6 million other-than-temporary impairment charge related to credit loss in 2009 and 2008, respectively, related to the Company’s investment in pooled trust preferred securities. The fair value of these securities was negatively impacted by prevailing market conditions.
          The decrease in insurance commissions in 2009 when compared to 2008 was primarily attributable to lower insurance premiums resulting in reduced commissions paid by the underwriters. The increase in insurance commissions in 2008 when compared to 2007 was primarily a result of the increase in policies written in 2008, higher policy premiums and the acquisitions of one insurance agency during the third quarter of 2007 and two additional insurance agencies during the first quarter of 2008.
          Annuity fees decreased in 2009 and 2008 as a result of the prevailing interest rate environment. Brokerage commissions and fees decreased in 2009 and 2008 as a result of the lower volume of transactions and the reduction in market values coupled with a customer shift from equity into fixed income investments which have a lower commission scale. Bank-owned life insurance increased in 2009 as a result of the Company recording life insurance proceeds of $1.4 million net of cash surrender value. Bank-owned life insurance remained relatively consistent for 2008 compared to 2007.
          Other miscellaneous noninterest revenue for 2009 included interest on tax refunds of $2.8 million, a gain of $3.7 million from the sale of the Company’s remaining student loans as the Company is no longer originating and selling student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss. Other miscellaneous noninterest revenue for 2008 included a gain of $2.8 million related to the sale of shares of Visa Inc. common stock in connection with its initial public offering, a gain of approximately $704,000 from the sale of student loans and a gain of $2.6 million related to the sale of shares of MasterCard Incorporated common stock. The Company owned 103,193 shares of Visa Inc. class B common stock at December 31, 2009.

Noninterest Expense
          The components of noninterest expense for the years ended December 31, 2009, 2008 and 2007 and the percentage change between years are shown in the following table:

	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount
		(Dollars in thousands)
Salaries and employee benefits	$278,734	2.6%	$271,556	6.3%	$255,342
Occupancy, net	42,108	5.7	39,846	13.5	35,098
Equipment	23,508	(6.8)	25,211	4.1	24,214
Deposit insurance assessments	19,672	589.8	2,852	124.6	1,270
Advertising	6,377	(16.5)	7,640	2.0	7,488
Foreclosed property expense	13,599	175.5	4,936	323.3	1,166
Telecommunications	8,854	2.1	8,672	11.3	7,793
Public relations	5,900	(9.0)	6,483	(3.9)	6,748
Data Processing	6,175	13.0	5,467	6.1	5,153
Computer software	7,260	2.5	7,082	(0.3)	7,106
Amortization of intangibles	4,957	(16.4)	5,927	16.8	5,074
Legal fees	5,932	15.3	5,147	4.1	4,946
Postage and shipping	4,939	(6.7)	5,293	6.1	4,991
Other	62,002	3.7	59,801	(3.6)	62,020

Total noninterest expense	$490,017	7.5%	$455,913	6.4%	$428,409

          Salaries and employee benefits expense increased slightly in 2009 as a result of increases in the cost of employee heath care benefits and pension expenses, as well as costs associated with the hiring of employees to staff the new banking locations added during 2009. Salaries and employee benefits expense increased in 2008 as a result of an increase in incentive payments (especially commission-based), salary increases, increases in the cost of employee health care benefits and costs associated with the hiring of employees to staff the new banking and insurance locations added during 2008. Pension plan costs, a component of salaries and employee benefits expense, increased in 2009 to $8.1 million after decreasing to $3.9 million in 2008 from $6.8 million in 2007. Occupancy expense increased in 2009, 2008 and 2007, principally as a result of additional branch offices, bank buildings, insurance agencies and facilities opened during those years.
          Equipment expense decreased in 2009 when compared to 2008 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses. Equipment expense increased in 2008 compared to 2007 because of increased depreciation related to equipment purchased in 2008. The increase in deposit insurance assessments in 2009 when compared to 2008 was primarily a result of the significant increase in the Company’s FDIC insurance assessments in 2009, despite being assessed at the FDIC’s lowest rate because of the Company’s status as “well capitalized” under federal regulations. The Company was assessed a special FDIC assessment of $6.1 million during the second quarter of 2009. This special FDIC assessment, along with increased regular premiums for 2009 and credits used to partially offset 2008 premiums, contributed to the increase in deposit insurance assessments to $19.7 million in 2009 from $2.9 million in 2008.
          Foreclosed property expense increased in 2009 and 2008 as the Company experienced larger losses on the sale and writedown of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment. While the Company experienced some minor fluctuations in various components of other noninterest expense including advertising, legal fees, data processing and amortization of intangibles, total other noninterest expense remained relatively consistent when comparing 2009, 2008 and 2007. Included in noninterest expense in 2009 was $2.4 million in litigation contingencies primarily related to the unexpected, adverse resolution of a legal matter. Included in noninterest expense in 2008 was a $1.1 million reversal of a portion of the $2.3 million litigation expense reported in 2007 related to the Company’s guarantee of Visa Inc.’s projected obligations for certain litigation matters during the first quarter of 2008, as well as the $1.1 million reversal of a portion of a previously recorded litigation contingency as a result of a favorable court ruling during the second quarter of 2008.

Income Taxes
          Income tax expense was $30.1 million in 2009, $53.9 million in 2008 and $66.0 million in 2007. The decrease in the income tax expense in 2009 compared to 2008 was primarily a result of a decrease in the level of pretax income, which decreased 35.3% in 2009 compared to 2008. Similarly, the decrease in the income tax expense in 2008 compared to 2007 was primarily a result of a decrease in the level of pretax income, which decreased 14.5% in 2008 compared to 2007. The effective tax rate for 2009 was 26.7% compared to 30.9% for 2008 and 32.4% for 2007. The decrease in the effective tax rate from 2008 to 2009 was primarily a result of the 35.3% decrease in pretax income while the tax preference items, such as tax-exempt interest income, remained relatively consistent in both years. The decrease in the effective tax rate from 2007 to 2008 was also primarily a result of the 14.5% decrease in pretax income from 2007 to 2008, while tax preference items, such as tax-exempt interest income, remained relatively consistent in both years.
FINANCIAL CONDITION
          The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at December 31, 2009 were $11.9 billion, or 90.7% of total assets, compared with $12.2 billion, or 90.6% of total assets at December 31, 2008.
Loans and Leases
          The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 80.6% of average earning assets during 2009. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease and applies these procedures in a disciplined manner. The Company’s loans and leases are widely diversified by borrower and industry. At December 31, 2009, 44.0% of the Company’s loans and leases were located within the Mississippi market with the remainder of the Company’s loans and leases spread over a large geographic footprint as the Bank has operations in seven other states. The following table indicates the average loans and leases, year-end balances of the loan and lease portfolio and the percentage increases for the years presented:

	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Loans and leases, net of unearned — average	$9,735	3.2%	$9,430	7.3%	$8,785
Loans and leases, net of unearned — year-end	9,775	0.9	9,691	5.6	9,180
          Average loans and leases increased 3.2% in 2009 compared to 2008 and 7.3% in 2008 compared to 2007. Loans and leases outstanding at December 31, 2009 increased 0.9% compared to December 31, 2008 and increased 5.6% at December 31, 2008 compared to December 31, 2007. The increase in year-end and average loans and leases in 2009 and 2008 was primarily a result of the continued moderate loan demand realized in the markets served by the Company as the Company was able to replace natural loan runoff with moderate new loan production.
          The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	December 31
	2009	2008	2007	2006	2005
			(In thousands)
Commercial and industrial	$1,484,011	$1,433,690	$1,387,548	$1,136,495	$1,107,309
Real estate
Consumer mortgages	2,017,067	2,096,568	2,118,641	2,358,861	2,226,177
Home equity	550,085	511,480	411,346	332,033	292,047
Agricultural	262,069	234,024	173,575	213,085	204,996
Commercial and industrial —owner occupied	1,449,554	1,465,027	1,453,158	1,343,412	1,263,236
Construction, acquisition and development	1,459,503	1,689,719	1,671,359	875,218	710,015
Commercial	1,806,766	1,568,956	1,192,353	1,082,882	1,050,198
Credit cards	108,086	93,650	104,037	98,249	85,529
All other	685,845	647,753	715,478	477,288	461,705

Total gross loans and leases	$9,822,986	$9,740,867	$9,227,495	$7,917,523	$7,401,212

          Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines. Commercial and industrial loans outstanding increased modestly during 2009.
          Real Estate — Consumer Mortgages — Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of 3 to 5 years. The loans are secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding declined during 2009 as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. The Bank’s exposure to sub-prime mortgages is minimal.
          Real Estate — Home Equity — Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are located in the local market areas of the community bank originating and servicing the loan. Home equity loans outstanding increased in 2009 due to both increased usage of existing lines and new originations. The Bank has not purchased home equity loans from brokers or other lending institutions.
          Real Estate — Agricultural — Agricultural loans include loans to purchase agricultural land and production lines secured by farm land. Agricultural loans outstanding increased modestly over 2009.
          Real Estate — Commercial and Industrial-Owner Occupied — Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Commercial and industrial-owner occupied loans outstanding decreased modestly during 2009.
          Real Estate — Construction, Acquisition and Development — Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest only terms. The Bank engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular. Sales of finished houses slowed during 2009 which resulted in lower demand for residential lots and development land. While origination of new construction and development projects was significantly curtailed during 2009, existing loans outstanding reduced at a slower rate than in previous years. The slower pace of repayments is directly related to slowing sales of homes and lots developed for residential construction. This segment of the portfolio was down by 13.6% in 2009.
          Real Estate — Commercial — Commercial loans include loans to finance income-producing commercial and multi-family properties. Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower. The Bank’s exposure to national retail tenants is minimal. The Bank has not purchased commercial real estate loans from brokers or third-party originators.
          Credit Cards — Credit cards include consumer MasterCard accounts, Visa accounts and private label accounts for local merchants. The Bank offers credit cards primarily to its deposit and loan customers. Credit card balances increased during 2009 primarily because of increased utilization by existing accounts.
          All Other — All other loans include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans include term loans of up to five years secured by automobiles, boats and recreational vehicles. The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.
          The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio. The following table shows the maturity distribution of the Bank’s loans and leases net of unearned income as of December 31, 2009:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$667,712	$679,052	$119,805
Real estate
Consumer mortgages	918,777	933,578	164,712
Home equity	250,565	254,601	44,919
Agricultural	119,373	121,296	21,400
Commercial and industrial-owner occupied	660,274	670,911	118,369
Construction, acquisition and development	661,606	678,236	119,661
Commercial	822,984	836,243	147,539
Credit cards	49,233	50,026	8,827
All other	298,553	303,362	53,522

Total loans and leases, net of unearned income	$4,449,077	$4,527,305	$798,754

          The interest rate sensitivity of the Bank’s loan and lease portfolio is important in the management of net interest margin. The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Bank’s loans and leases net of unearned income due after one year as of December 31, 2009:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio Due after one year	$3,053,286	$2,272,773

          NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s weakened financial condition. The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. The Bank’s NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties. The Bank’s NPAs, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans and leases	$144,013	$28,168	$9,789	$6,603	$8,816
Loans 90 days or more past due, still accruing	36,301	33,373	18,671	15,282	17,744
Restructured loans and leases, but accruing	6,161	2,472	721	1,571	2,239

Total NPLs	186,475	64,013	29,181	23,456	28,799

Other real estate owned	59,265	46,317	24,281	10,463	15,947

Total NPAs	$245,740	$110,330	$53,462	$33,919	$44,746

NPLs to net loans and leases	1.91%	0.66%	0.32%	0.30%	0.39%
NPAs to net loans and leases	2.51%	1.14%	0.58%	0.43%	0.61%
          NPAs increased significantly in 2009 compared to 2008 and in 2008 compared to 2007. The increase in foreclosed properties is reflective of the general slow-down in the residential real estate sector in certain of the Bank’s markets. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure. The increase in non-accrual and past due loans also reflects the effects of the recent economic environment on the Bank’s loan portfolio as a significant portion of the rise in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, primarily in the Bank’s more urban markets in the fourth quarter of 2009. These problems resulted primarily from declines in appraised real estate values, decreased liquidity of certain borrowers and certain other borrower specific factors. More specifically, consumer mortgages and construction, acquisition and development loans collateralized by real estate represented 73.7% of the increase in non-accrual loans and leases in 2009 compared to 2008. Of our construction, acquisition and development loans, which totaled $1.5 billion at the end of 2009, $638.5 million represented loans made by our community banks in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in Northwest Mississippi. These areas have experienced a higher incidence of non-performing loans, primarily as a result of a severe downturn in the housing market. Of the Company’s total non-performing loans of $186.5 million, $105.8 million were loans made within these markets. These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.
          The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will continue to depend on its severity and duration. Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to remain focused on early identification and effective resolution of potential credit problems. For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs. At December 31, 2009, $72.6 million restructured loans were included in the loans 90 days or more past due or non-accrual loan category.
          The total amount of interest earned on NPLs was approximately $4.1 million, $495,000, $385,000, $114,000 and $194,000 in 2009, 2008, 2007, 2006 and 2005, respectively. The gross interest income that would have been recorded under the original terms of those loans and leases if they had not been non-performing amounted to approximately $8.4 million, $1.8 million, $964,000, $475,000 and $600,000 in 2009, 2008, 2007, 2006 and 2005, respectively.
          Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans the Bank considered impaired, which were included in NPLs, totaled $128.5 million,

$25.5 million, $9.5 million, $9.1 million and $13.5 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively, with a valuation allowance of $22.7 million, $9.1 million, $4.4 million, $4.5 million and $6.1 million, respectively. The Bank has not, as a matter of policy, made or participated in any loans or investments relating to leveraged buyouts or leveraged recapitalizations. At December 31, 2009, 2008 and 2007, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses but does not consider these factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
          In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At December 31, 2009, the Bank had approximately $20.4 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
          Collateral for some of the Bank’s loans and leases is subject to fair value evaluations that fluctuate with market conditions and other external factors. In addition, while the Bank has certain underwriting obligations related to such evaluations, the evaluations of some real property and other collateral are dependent upon third-party independent appraisers employed either by the Bank’s customers or as independent contractors of the Bank. During the current economic cycle, some subsequent fair value appraisals have reported lower values than were originally reported. These declining collateral values could impact future losses and recoveries.
          The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2009:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, but		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,466,569	$1,797	$4,852	$94	$6,743	0.5%
Real estate
Consumer mortgages	2,017,067	9,905	20,731	477	31,113	1.5
Home equity	550,085	810	1,642	—	2,452	0.4
Agricultural	262,069	1,015	1,136	—	2,151	0.8
Commercial and industrial-owner occupied	1,449,554	4,511	7,039	—	11,550	0.8
Construction, acquisition and development	1,459,503	13,482	82,170	1,606	97,258	6.7
Commercial	1,806,766	2,558	23,209	587	26,354	1.5
Credit cards	108,086	355	1,044	3,347	4,746	4.4
All other	655,437	1,868	2,190	50	4,108	0.6

Total	$9,775,136	$36,301	$144,013	$6,161	$186,475	1.9%

          The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2009:

		90+ Days		Restructured		NPL as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, but		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$8,111	$—	$—	$—	$—	—%
Condominiums	16,898	—	9,247	—	9,247	54.7
One-to-four family construction	255,026	1,535	1,514	—	3,049	1.2
Recreation and all other loans	50,122	496	—	—	496	1.0
Commercial construction	240,917	—	6,684	1,606	8,290	3.4
Commercial acquisition and development	282,766	4,500	2,527	—	7,027	2.5
Residential acquisition and development	605,663	6,951	62,198	—	69,149	11.4

Total	$1,459,503	$13,482	$82,170	$1,606	$97,258	6.7%

Securities and Other Earning Assets
          The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. The following tables show the carrying value of the Company’s held-to-maturity and available-for-sale securities by investment category at December 31, 2009, 2008, and 2007:

	December 31
	2009	2008	2007
	(In thousands)
Held-to-maturity Securities:
U. S. Government agency securities	$798,660	$1,079,431	$1,375,656
Taxable obligations of states and political subdivisions	20,045	70,337	49,238
Tax-exempt obligations of states and political subdivisions	214,117	183,753	194,021
Other securities	—	—	7,001

Total	$1,032,822	$1,333,521	$1,625,916

	December 31
	2009	2008	2007
	(In thousands)
Available-for-sale Securities:
U. S. Government agency securities	$512,088	$516,281	$542,023
Government agency issued residential mortgage-backed securities	292,418	319,175	282,074
Government agency issued commercial mortgage-backed securities	18,837	18,553	32,427
Taxable obligations of states and political subdivisions	38,188	7,772	7,732
Tax-exempt obligations of states and political subdivisions	72,650	74,767	78,149
Collateralized debt obligations	2,125	2,375	10,582
Other securities	24,466	43,936	48,207

Total	$960,772	$982,859	$1,001,194

          A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $286.8 million at December 31, 2009, compared to $258.5 million at the end of 2008 and $272.2 million at the end of 2007. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
          At December 31, 2009, the Company’s available-for-sale securities totaled $960.8 million. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2009, the Company held no securities whose decline in fair value was considered other than temporary, except for pooled trust preferred securities that incurred an other-than-temporary charge related to credit loss of approximately $250,000 recorded during 2009, resulting in a remaining book value of $2.1 million.
          The following tables show the maturities and weighted average yields at December 31, 2009 for the carrying value of the held-to-maturity and available-for-sale securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Year	Ten Years	Total
	(Dollars in thousands)
Held-to-maturity Securities:
U. S. Government agency securities	$381,641	$380,846	$36,173	$—	$798,660
Obligations of states and political subdivisions	10,192	28,658	72,865	122,447	234,162

Total	$391,833	$409,504	$109,038	$122,447	$1,032,822

Weighted average yield	4.38%	5.31%	5.61%	6.56%

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Year	Ten Years	Total
	(Dollars in thousands)
Available-for-sale Securities:
U. S. Government agency securities	$76,604	$347,325	$88,159	$—	$512,088
Government agency issued residential mortgage-backed securities	86,819	91,165	19,618	94,816	292,418
Government agency issued commercial mortgage-backed securities	—	—	2,235	16,602	18,837
Obligations of states and political subdivisions	5,509	13,233	20,813	71,283	110,838
Collateralized debt obligations	1,554	571	—	—	2,125
Other	—	20	19	24,427	24,466

Total	$170,486	$452,314	$130,844	$207,128	$960,772

Weighted average yield	4.69%	4.40%	4.28%	5.20%
          The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
          Net unrealized gains on investment securities as of December 31, 2009 totaled $75.4 million. Net unrealized gains on held-to-maturity securities comprised $45.3 million of that total, while net unrealized gains on available-for-sale securities were $30.1 million. Net unrealized gains on investment securities as of December 31, 2008 totaled $77.3 million. Of that total, $58.7 million was attributable to held-to-maturity securities and $18.6 million was attributable to available-for-sale securities.

          The following table shows the held-to-maturity and available-for-sale securities portfolios by credit rating as obtained from Moody’s rating service as of December 31, 2009:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$818,485	87.9%	$846,993	88.16%
Aa1 to Aa3	40,950	4.4%	40,961	4.26%
A1 to A3	6,001	0.6%	6,126	0.64%
Baa1	1,209	0.1%	1,213	0.13%
Caa1	66	0.0%	131	0.01%
C	2,125	0.2%	2,125	0.22%
Not rated (1)	61,840	6.6%	63,223	6.58%

Total	$930,676	100.0%	$960,772	100.00%

Held-to-maturity Securities:
Aaa	$802,525	77.70%	$842,316	78.13%
Aa1 to Aa3	58,233	5.64%	60,164	5.58%
A1 to A3	42,256	4.09%	43,095	4.00%
Baa1 to Baa3	11,662	1.13%	12,029	1.12%
B2	492	0.05%	550	0.05%
Not rated (1)	117,654	11.39%	119,921	11.12%

Total	$1,032,822	100.00%	$1,078,075	100.00%

(1)	Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.
Deposits
          Deposits originating within the communities served by the Bank continue to be the Bank’s primary source of funding its earning assets. The Company has been able to effectively compete for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company’s assessment of the stability of its fund sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin.
          The following table presents the Bank’s noninterest bearing, interest bearing, savings and other time deposits for the years ended December 31, 2009, 2008 and 2007 and the percentage change between years:

	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing deposits	$1,902	9.6%	$1,735	3.9%	$1,670
Interest bearing deposits	4,324	10.8	3,904	19.2	3,276
Savings	725	6.9	678	(3.0)	699
Other time	3,727	9.8	3,394	(23.2)	4,419

Total deposits	$10,678	10.0	$9,711	(3.5)	$10,064

          The 10.0% increase in deposits was evident across all deposit categories in 2009 compared to 2008.
          The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2009:

	Year Ended December 31
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$1,758,175	—	$1,664,787	—	$1,654,149	—
Interest bearing demand deposits	4,051,362	0.99%	3,552,690	1.70%	3,191,433	2.63%
Savings deposits	712,740	0.52%	712,330	0.74%	718,080	1.30%
Other time deposits	3,633,453	2.79%	3,874,192	3.84%	4,636,436	4.65%

Total deposits	$10,155,730		$9,803,999		$10,200,098

          The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2009 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$333,057
Over three months through six months	286,691
Over six months through 12 months	541,352
Over 12 months	597,374

Total	$1,758,474

          The average maturity of time deposits at December 31, 2009 was approximately 14 months compared to approximate 10.5 months at December 31, 2008.
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
          To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings and also has access to the Federal Reserve discount window and other bank lines. During 2007, the Company chose to fund its loan growth with short-term FHLB advances rather than with higher rate time deposits. The Company continued to fund its loan growth with short-term FHLB advances as well as with lower rate long-term FHLB advances in 2008. During 2009, the Company increased lower rate demand and other time deposits by $919.0 million which allowed the Company to shift its focus from funding loan growth with short-term FHLB advances resulting in a decrease in those short-term FHLB advances of $488.0 million. The Company had short-term advances from the FHLB and the Federal Reserve totaling $203.5 million and $691.5 million at December 31, 2009 and 2008, respectively. The Company had federal funds purchased and securities sold under agreement to repurchase of $539.9 million at December 31, 2009, a decrease of 55.2% from $1.2 billion at December 31, 2008. The Company had long-term advances totaling $112.8 million at December 31, 2009, a decrease of 60.6% from $286.3 million at December 31, 2008. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2009.
          The Company also had non-binding federal funds borrowing arrangements with other banks aggregating $1.4 billion at December 31, 2009. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio. The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets. Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by the current economic conditions. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.
Off-Balance Sheet Arrangements
          In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2009, commitments to extend credit included $197.1 million for letters of credit and $2.3 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $58.1 million at December 31, 2009, with a carrying value and fair value reflecting a gain of approximately $304,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2009, the Company had $135.6 million in such commitments to sell, with a carrying value and fair value reflecting a gain of approximately $806,000, which had been recognized in the Company’s results of operations. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.
Regulatory Requirements for Capital
          The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively. The Company exceeded the required minimum levels for these ratios at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,143,019	11.17%	$1,123,028	10.79%
Total capital (to risk-weighted assets)	1,271,634	12.42	1,253,174	12.04
Tier I leverage capital (to average assets)	1,143,019	8.95	1,123,028	8.65
          The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,119,612	10.95%	$1,076,473	10.35%
Total capital (to risk-weighted assets)	1,248,227	12.21	1,206,619	11.61
Tier I leverage capital (to average assets)	1,119,612	8.79	1,076,473	8.30
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
Uses of Capital
          The Company may pursue acquisitions of depository institutions and businesses closely related to banking which further the Company’s business strategies, including FDIC-assisted transactions. The Company anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof. For example, the merger with City Bancorp, the holding company of The Signature Bank, was completed on March 1, 2007 and the consideration in that transaction was a combination of shares of the Company’s common stock and cash (see Note 2 to the Company’s Consolidated Financial Statements included elsewhere in this Report).
          On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 to April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2009, 460,700 shares had been repurchased under this program but the Company did not repurchase any shares of its common stock during 2009. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
          In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company upon obtaining approval of the Federal Reserve. The $125.0 million in trust preferred securities issued by the Trust qualifies as Tier I capital under Federal Reserve guidelines. The Company may prepay the Junior Subordinated Debt Securities, and in turn the trust preferred securities, at a prepayment price of 100% of the principal amount of these securities within 90 days of a determination by the Federal Reserve that trust preferred securities will no longer qualify as Tier I capital.
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
Contractual Obligations
          The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 9, 10, 11 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2009:

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Contractual obligations:
Deposit maturities	$10,677,702	$9,410,560	$905,168	$360,549	$1,425
Junior subordinated debt	160,312	—	—	—	160,312
Long-term FHLB borrowings	112,771	—	4,271	50,000	58,500
Short-term FHLB and other borrowings	203,637	203,538	36	36	27
Operating lease obligations	24,811	5,844	9,037	4,618	5,312
Purchase obligations	14,209	9,060	3,606	1,443	100

Total contractual obligations	$11,193,442	$9,629,002	$922,118	$416,646	$225,676

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
          The Company reported litigation expense of $2.3 million in 2007 as a result of legal and other accruals established relative to the Company’s guarantee of Visa Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa Inc.’s settlement with American Express, as well as other pending Visa Inc. litigation and were based on information available from Visa Inc. and other member banks. The Bank, as a member of Visa Inc., is obligated to share in certain liabilities associated with Visa Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of this reserve was reversed and recorded as a reduction of litigation expense as a result of Visa Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid.
          During the second quarter of 2008, $1.1 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling. During the fourth quarter of 2009, the Company reported $2.6 million in litigation contingencies primarily related to the unexpected, adverse resolution of a legal matter.

Recent Pronouncements
          Effective September 30, 2009, the Company adopted the new FASB Accounting Standards Codification (“Codification”). The Codification became the primary source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Committee (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change or alter existing U.S. GAAP and the adoption of the Codification has had no impact on the financial position or results of operations of the Company. The Company plans to leave out specific references to the codification in an effort to simplify the financial statements.
          On January 1, 2008, the Company adopted a new accounting standard regarding endorsement split-dollar life insurance arrangements. This new accounting standard requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with generally accepted accounting principles. Entities recognized the effects of applying this new accounting standard through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of this new accounting standard resulted in a cumulative-effect adjustment that reduced retained earnings by $3.6 million at January 1, 2008.
          On January 1, 2008, the Company adopted a new accounting standard regarding fair value options for financial assets and financial liabilities. This new accounting standard permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option in regards to items not previously recorded at fair value. Therefore, the adoption of this new accounting standard has had no material impact on the financial position or results of operations of the Company.
          On January 1, 2008, the Company adopted a new accounting standard regarding written loan commitments recorded at fair value through earnings. This new accounting standard rescinds prior prohibitions on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The new accounting standard applies to any loan commitment for which fair value accounting is elected. The adoption of this new accounting standard regarding written loan commitments recorded at fair value through earnings has had no material impact on the financial position or results of operations of the Company.
          On January 1, 2008, the Company adopted a new accounting standard regarding fair value measurements. This new accounting standard establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The adoption of this new accounting standard regarding fair value measurements has had no material impact on the financial position or results of operations of the Company.
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
          On January 1, 2009, the Company adopted a new accounting standard regarding disclosures about derivative instruments and hedging activities. This new accounting standard changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under an existing standard regarding derivative instruments and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This new accounting standard regarding disclosures about derivative instruments and hedging activities has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. All required disclosures are contained in the Notes to the Company’s Consolidated Financial Statements included in this Report.
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
          In December 2009, the Company adopted a new accounting standard related to the disclosures of plan assets of a defined benefit pension or other postretirement plan which provides guidance on additional disclosures about plan assets. The adoption of this new accounting standard has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company.
          In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets. This new accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new accounting standard is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of this new accounting standard regarding accounting for transfers of financial assets will have no material impact on the financial position or results of operations of the Company.
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
          The Company’s market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities. Financial institutions derive their income primarily from the excess of interest collected over interest paid. The rates of interest the Company earns on certain of its assets and owes on certain of its liabilities are established contractually for a period of time. Because market interest rates change over time, the

Company is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes. Several techniques might be used by a financial institution to minimize interest rate risk. One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates. Such activities fall under the broad definition of asset/liability management. The Company’s primary asset/liability management technique is the measurement of its asset/liability gap, that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period. If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive gap position. In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell. If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position. Accordingly, net interest revenue would decline when rates rose and increase when rates fell. These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.
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
          The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2009. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
				(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans and leases	$2,182,777	$840,276	$962,145	$873,196	$92,570	$285,100	$5,236,064	$5,374,127
Average interest rate	5.94%	6.35%	6.58%	6.04%	5.82%	6.53%	6.17%
Variable interest rate loans and leases	$4,512,031	$107,384	—	—	—	—	$4,619,415	$4,627,171
Average interest rate	4.14%	5.99%	—	—	—	—	4.18%
Fixed interest rate securities	$539,454	$340,952	$191,745	$153,453	$111,978	$656,012	$1,993,594	$2,038,848
Average interest rate	3.38%	4.92%	4.43%	4.52%	4.94%	4.95%	4.44%
Other interest bearing assets	$90,704	—	—	—	—	—	$90,704	$90,704
Average interest rate	0.49%	—	—	—	—	—	0.49%

Mortgage servicing rights (1)	—	—	—	—	—	—	$35,560	$35,560

Rate-sensitive liabilities:
Savings and interest bearing checking	$5,048,838	—	—	—	—	—	$5,048,838	$5,048,838
Average interest rate	0.78%	—	—	—	—	—	0.78%
Fixed interest rate time deposits	$2,460,059	$615,376	$289,792	$113,771	$246,778	$1,425	$3,727,201	$3,757,602
Average interest rate	2.00%	2.91%	3.35%	3.53%	3.74%	6.21%	2.42%
Fixed interest rate borrowings	$—	$2,771	$1,500	$50,000	$—	$218,903	$273,174	$290,622
Average interest rate	—	5.74%	4.71%	5.95%	—	7.20%	6.94%
Variable interest rate borrowings	$685,377	$57,993	—	—	—	—	$743,370	$743,188
Average interest rate	1.08%	0.29%	—	—	—	—	1.02%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$58,145	—	—	—	—	—	$58,145	$58,145
Average interest rate	4.89%	—	—	—	—	—	4.89%
Forward contracts to sell individual fixed rate mortgage loans	$135,581	—	—	—	—	—	$135,581	$135,581
Average interest rate	4.56%	—	—	—	—	—	4.56%
Interest rate swap position to receive	$483,415	—	—	—	—	—	$483,415	$24,258
Average interest rate	2.60%	—	—	—	—	—	2.60%
Interest rate swap position to pay	$483,415	—	—	—	—	—	$483,415	$(24,258)
Average interest rate	6.14%	—	—	—	—	—	6.14%

(1)	Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.
          For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Interest Rate Sensitivity” and “— Interest Rate Risk Management” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Securities and Other Earning Assets.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SELECTED QUARTERLY FINANCIAL DATA
Summary of Quarterly Results

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2009
Interest revenue	$155,618	$154,313	$153,487	$151,996
Net interest revenue	109,876	110,940	111,736	112,347
Provision for credit losses	14,945	17,594	22,514	62,271
Income (loss) before income taxes	42,771	49,818	29,025	(8,780)
Income tax expense (credit)	13,294	15,951	7,494	(6,634)
Net income (loss)	29,477	33,867	21,531	(2,146)
Earnings (loss) per share: Basic	0.35	0.41	0.26	(0.03)
Diluted	0.35	0.41	0.26	(0.03)
Dividends per share	0.22	0.22	0.22	0.22
2008
Interest revenue	$190,459	$175,762	$172,624	$166,568
Net interest revenue	110,070	109,843	109,602	111,321
Provision for credit losses	10,811	11,237	16,306	17,822
Income before income taxes	52,020	59,808	40,670	21,856
Income tax expense	16,875	19,683	12,325	5,060
Net income	35,145	40,125	28,345	16,796
Earnings per share: Basic	0.43	0.49	0.34	0.20
Diluted	0.43	0.49	0.34	0.20
Dividends per share	0.21	0.22	0.22	0.22

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     As a result of management’s evaluation of the Company’s internal control over financial reporting, management identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses. The material weakness resulted from the aggregation of the following deficiencies:
•	Ineffective controls to timely recognize the impact of changes in credit quality on the grading of loans in the determination of the allowance for credit losses.

•	Personnel involved in loan modifications had insufficient knowledge to appropriately identify modifications to be communicated to accounting personnel for accounting and disclosure consideration.

•	Ineffective controls to ensure updated appraisals for loans are obtained.
     This material weakness resulted in a material error in the allowance for credit losses that was corrected prior to the issuance of the Company’s financial statements. Additionally, as a result of the material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.
     The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on pages 55-56 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
BancorpSouth, Inc.:
     We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the determination of the allowance for credit losses has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 15, 2010, which expressed an unqualified opinion on those consolidated financial statements.
     In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, BancorpSouth, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Memphis, Tennessee
March 15, 2010

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
BancorpSouth, Inc.:
     We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
March 15, 2010

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31
	2009	2008
	(In thousands)
Assets
Cash and due from banks	$222,741	$291,055
Interest bearing deposits with other banks	15,704	13,542
Held-to-maturity securities (fair value of $1,078,075 and $1,392,205, respectively)	1,032,822	1,333,521
Available-for-sale securities (amortized cost of $930,676 and $964,210, respectively)	960,772	982,859
Federal funds sold and securities purchased under agreement to resell	75,000	—
Loans and leases	9,822,986	9,740,867
Less: Unearned income	47,850	49,590
Allowance for credit losses	176,043	132,793

Net loans and leases	9,599,093	9,558,484
Loans held for sale	80,343	189,242
Premises and equipment, net	343,877	351,204
Accrued interest receivable	68,651	79,183
Goodwill	270,097	268,966
Bank owned life insurance	187,770	182,272
Other assets	310,997	229,890

Total Assets	$13,167,867	$13,480,218

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$1,901,663	$1,735,130
Interest bearing	4,323,646	3,904,307
Savings	725,192	678,326
Other time	3,727,201	3,394,109

Total deposits	10,677,702	9,711,872
Federal funds purchased and securities sold under agreement to repurchase	539,870	1,205,366
Short-term Federal Home Loan Bank borrowings and other short-term borrowings	203,500	691,510
Accrued interest payable	19,588	20,755
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	112,771	286,312
Other liabilities	177,828	163,831

Total Liabilities	11,891,571	12,239,958

Shareholders’ Equity
Common stock, $2.50 par value Authorized — 500,000,000 shares; Issued — 83,450,296 and 83,105,100 shares, respectively	208,626	207,763
Capital surplus	222,547	215,255
Accumulated other comprehensive loss	(8,409)	(26,896)
Retained earnings	853,532	844,138
Total Shareholders’ Equity	1,276,296	1,240,260

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$13,167,867	$13,480,218

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

		Year Ended December 31
	2009	2008	2007
	(In thousands, except per share amounts)
Interest Revenue
Loans and leases	$517,013	$589,965	$668,813
Deposits with other banks	131	684	1,144
Federal funds sold and securities purchased under agreement to resell	74	288	3,687
Held-to-maturity securities:
Taxable	46,957	58,679	68,142
Tax-exempt	8,852	8,112	8,256
Available-for-sale securities:
Taxable	35,026	35,813	41,212
Tax-exempt	3,396	4,205	4,026
Loans held for sale	3,965	7,667	5,962

Total interest revenue	615,414	705,413	801,242

Interest Expense Deposits:
Interest bearing demand	40,047	60,333	83,833
Savings	3,700	5,280	9,301
Other time	101,308	148,591	215,723
Federal funds purchased and securities sold under agreement to repurchase	1,629	14,999	34,517
FHLB borrowings	11,597	22,458	21,871
Junior subordinated debt	11,630	12,469	13,067
Other	604	447	31

Total interest expense	170,515	264,577	378,343

Net interest revenue	444,899	440,836	422,899
Provision for credit losses	117,324	56,176	22,696

Net interest revenue, after provision for credit losses	327,575	384,660	400,203

Noninterest Revenue
Mortgage lending	32,225	2,146	6,214
Credit card, debit card and merchant fees	34,244	33,743	29,836
Service charges	72,864	77,091	75,339
Trust income	9,698	9,330	10,154
Securities (losses) gains, net	(55)	(5,849)	121
Insurance commissions	80,937	86,661	71,182
Other	45,363	42,485	39,304

Total noninterest revenue	275,276	245,607	232,150

Noninterest Expense
Salaries and employee benefits	278,734	271,556	255,342
Occupancy, net of rental income	42,108	39,846	35,098
Equipment	23,508	25,211	24,214
Deposit insurance assessments	19,672	2,852	1,270
Other	125,995	116,448	112,485

Total noninterest expense	490,017	455,913	428,409

Income before income taxes	112,834	174,354	203,944
Income tax expense	30,105	53,943	66,001

Net Income	$82,729	$120,411	$137,943

Net Income Per Share: Basic	$0.99	$1.46	$1.69

Diluted	$0.99	$1.45	$1.69

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2009, 2008 and 2007

				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2006	79,109,573	$197,774	$113,721	$(24,742)	$739,832	$1,026,585
Net income	—	—	—	—	137,943	137,943
Change in fair value of available-for-sale securities, net of tax effect of $7,863	—	—	—	12,698	—	12,698
Change in pension funding status, net of tax effect of $2,992	—	—	—	4,830	—	4,830

Comprehensive income						155,471
Business combinations	3,313,848	8,284	77,897	—	—	86,181
Exercise of stock options	572,739	1,432	8,991	—	—	10,423
Income tax benefit from exercise of stock options	—	—	1,556	—	—	1,556
Recognition of stock compensation	—	—	1,742	—	—	1,742
Purchase of stock	(696,863)	(1,742)	(5,287)	—	(10,042)	(17,071)
Cash dividends declared, $0.83 per share	—	—	—	—	(68,261)	(68,261)

Balance, December 31, 2007	82,299,297	205,748	198,620	(7,214)	799,472	1,196,626
Net income	—	—	—	—	120,411	120,411
Change in fair value of available-for-sale securities, net of tax effect of $3,928	—	—	—	6,361	—	6,361
Change in pension funding status, net of tax effect of ($16,132)	—	—	—	(26,043)	—	(26,043)

Comprehensive income						100,729
Business combinations	13,717	34	260	—	—	294
Exercise of stock options	802,978	2,007	13,646	—	—	15,653
Income tax benefit from exercise of stock options	—	—	2,269	—	—	2,269
Recognition of stock compensation	4,108	11	460	—	—	471
Purchase of stock	(15,000)	(37)	—	—	(289)	(326)
Adjustment to reflect the change in accounting for split dollar life insurance (EITF 06-4)					(3,573)	(3,573)
Cash dividends declared, $0.87 per share	—	—	—	—	(71,883)	(71,883)

Balance, December 31, 2008	83,105,100	207,763	215,255	(26,896)	844,138	1,240,260
Net income					82,729	82,729
Change in fair value of available-for-sale securities, net of tax effect of $4,389				7,057		7,057
Change in pension funding status, net of tax effect of $7,080				11,430		11,430

Comprehensive income						101,216
Exercise of stock options	341,089	853	5,467			6,320
Income tax benefit from exercise of stock options			500			500
Recognition of stock compensation	4,107	10	1,325			1,335
Cash dividends declared, $0.88 per share					(73,335)	(73,335)

Balance, December 31, 2009	83,450,296	$208,626	$222,547	$(8,409)	$853,532	$1,276,296
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31
	2009	2008	2007
		(In thousands)
Operating Activities:
Net income	$82,729	$120,411	$137,943
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	117,324	56,176	22,696
Depreciation and amortization	30,797	29,752	27,950
Deferred taxes	(9,358)	(1,735)	15,552
Amortization of intangibles	4,957	5,927	5,074
Amortization of debt securities premium and discount, net	5,561	1,150	5,447
Share-based compensation expense	1,335	471	1,742
Security losses (gains), net	55	5,849	(121)
Net deferred loan origination expense	(9,813)	(8,839)	(8,040)
Excess tax benefit from exercise of stock options	(500)	(2,269)	(1,556)
Decrease (increase) in interest receivable	10,532	16,844	(2,843)
Decrease in interest payable	(1,167)	(16,991)	(915)
Realized gain on student loans sold	(3,690)	(704)	(2,315)
Proceeds from student loans sold	159,543	33,852	86,972
Origination of student loans held for sale	(33,407)	(90,088)	(102,798)
Realized gain on mortgages sold	(25,089)	(11,227)	(10,553)
Proceeds from mortgages sold	1,565,435	969,245	842,781
Origination of mortgages held for sale	(1,542,029)	(962,968)	(837,651)
Increase in bank-owned life insurance	(5,499)	(7,170)	(7,097)
(Increase) decrease in prepaid pension asset	(51,322)	28,981	(41,951)
(Increase) decrease in prepaid deposit insurance assessments	(49,625)	1,444	(14)
Other, net	33,256	(44,472)	(16,660)

Net cash provided by operating activities	280,025	123,639	113,643

Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	399,302	612,809	272,162
Proceeds from calls and maturities of available-for-sale securities	133,688	274,444	499,454
Proceeds from sales of held-to-maturity securities	—	30,145	—
Proceeds from sales of available-for-sale securities	—	827,310	—
Purchases of held-to-maturity securities	(99,282)	(350,973)	(175,682)
Purchases of available-for-sale securities	(105,027)	(1,078,531)	(424,880)
Net decrease in short-term investments	—	—	148,766
Net increase in loans and leases	(160,968)	(567,296)	(554,190)
Purchases of premises and equipment	(25,296)	(64,881)	(39,632)
Proceeds from sale of premises and equipment	3,399	2,857	2,441
Acquisition of businesses, net of cash acquired	(1,130)	(10,607)	(62,115)
Other, net	(65)	(900)	(1,362)

Net cash provided by (used in) investing activities	144,621	(325,623)	(335,038)

Financing Activities:
Net increase (decrease) in deposits	965,830	(352,227)	(248,894)
Net (decrease) increase in short-term debt and other liabilities	(1,420,072)	377,614	453,538
Redemption of junior subordinated debt securities	—	—	(3,093)
Advances of long-term debt	30,000	200,000	—
Repayment of long-term debt	(41)	(155)	(13,144)
Issuance of common stock	6,320	15,653	10,423
Repurchase of common stock	—	(326)	(17,071)
Excess tax benefit from exercise of stock options	500	2,269	1,556
Payment of cash dividends	(73,335)	(71,883)	(77,735)

Net cash (used in) provided by financing activities	(490,798)	170,945	105,580

Decrease in Cash and Cash Equivalents	(66,152)	(31,039)	(115,815)
Cash and Cash Equivalents at Beginning of Year	304,597	335,636	451,451

Cash and Cash Equivalents at End of Year	$238,445	$304,597	$335,636

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2009, 2008 and 2007
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
Cash Flow Statements
     Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of $171.7 million, $281.6 million and $376.9 million and income taxes of $8.7 million, $44.7 million and $74.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Fair value of assets acquired during 2008 as a result of business combinations totaled $26.2 million, while liabilities assumed totaled $10.9 million. Fair value of assets acquired during 2007 as a result of business combinations totaled $959.2 million, while liabilities assumed totaled $789.2 million.
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
     Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the impairment is separated into (a) the amount of the impairment related to the credit loss and (b) the amount of the impairment related to all other factors. The value of the security is reduced by the other-than-temporary impairment with the amount of the impairment related to credit loss recognized as a charge to earnings and the amount of the impairment related to all other factors recognized in other comprehensive income.
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

Loans and Leases
     Loans and leases are recorded at the face amount of the notes reduced by collections of principal. Loans and leases include net unamortized deferred origination costs and fees. Net deferred origination costs and fees are recognized as a component of income using the effective interest method. In the event of a loan pay-off, the remaining net deferred origination costs and fees are automatically recognized into income and/or expense. Where doubt exists as to the collectibility of the loans and leases, interest income is recorded as payment is received. Interest is recorded monthly as earned on all other loans.
     The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Once placed in non-accrual status, all accrued but uncollected interest related to the current fiscal year is reversed against the appropriate interest and fee income on loans and leases account with any accrued but uncollected interest related to prior fiscal years reversed against the allowance for loan and lease losses account.
     In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered where the borrowers are experiencing financial difficulty. The primary restructuring methods offered to our clients are reductions in interest rates and extensions in terms. Loans which are determined to be troubled debt restructurings (“TDR”) are placed in nonaccrual status. TDR loans may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower.
     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not currently meet the criteria for disclosure as NPLs. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status.
     Any loan or portion thereof which is determined by management to be uncollectible because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.
Provision and Allowance for Credit Losses
     The provision for credit losses charged to expense is an amount that, in the judgment of management, is necessary to maintain the allowance for credit losses at a level that is adequate based on estimated probable losses on the Company’s current portfolio of loans. Management’s judgment is based on a variety of factors that include the Company’s experience related to loan and lease balances, charge-offs and recoveries, scrutiny of individual loans and leases risk factors, results of regulatory agency reviews of loans and leases, and present economic conditions in the Company’s market area. Material estimates that are particularly susceptible to significant change in the near term are a necessary part of this process. Future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Loans Held for Sale
     Mortgages originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable. Gains on the sale of loans held for sale are recorded as part of other noninterest revenue on the statement of income.
     Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC 860 this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale in accordance with generally accepted accounting principles with the offsetting liability being reported as other liabilities. At December 31, 2009, the amount of loans subject to buy back was $18.3 million.
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
Other Real Estate Owned
     Real estate acquired in settlement of loans is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of cost over fair value is charged to the allowance for credit losses. Gains and losses realized on sales are included in other noninterest expense. Other real estate owned is included in the other assets category of the consolidated balance sheet and totaled $59.3 million and $46.3 million at December 31, 2009 and 2008, respectively.
Goodwill and Other Intangible Assets
     Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment. Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2009.
Mortgage Servicing Rights
     The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860, Transfers and Servicing. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. MSRs are included in the other assets category of the consolidated balance sheet. Changes in the fair value of MSRs are recorded as part of mortgage lending noninterest revenue on the consolidated statement of income.
Pension and Postretirement Benefits Accounting
     The Company accounts for its defined benefit pension plans using an actuarial model as required by FASB ASC 715. This model uses an approach that allocates pension costs over the service period of employees in the plan. The Company also accounts for its other postretirement benefits using the requirements of FASB ASC 715. FASB ASC 715 requires the Company to recognize net periodic postretirement benefit costs as employees render the services necessary to earn their postretirement benefits. The principle underlying the accounting as required by FASB ASC 715 is that employees render service ratably over the service period and, therefore, the income statement effects of the Company’s defined benefit pension and postretirement benefit plans should follow the same pattern. The Company accounts for the over-funded or under-funded status of its defined benefit and other postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income, as required by FASB ASC 715.

     The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Discount Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”) and the December 31, 2009 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 6.00% for the Basic Plan, 5.85% for the Restoration Plan, and 5.35% for the Supplemental Plan based on a December 31, 2009 measurement date.
Stock-Based Compensation
     At December 31, 2009, the Company had three stock-based employee compensation plans, which are described more fully in Note 15, Stock Incentive and Stock Option Plans. The Company adopted FASB ASC 718, Compensation — Stock Compensation (“FASB ASC 718”) on January 1, 2006. As a result, the Company recognized compensation costs for unvested awards granted before the adoption of FASB ASC 718 of approximately $2,000 and $7,000 in 2008 and 2007, respectively. The Company recognized compensation costs for unvested awards of approximately $1.7 million, $1.1 million and $786,000 in 2009, 2008 and 2007, respectively. See Note 15, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.
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
     The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2009, the notional amount of customer related derivative financial instruments was $483.4 million with an average maturity of 83 months, an average interest receive rate of 2.6% and an average interest pay rate of 6.1%.
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
Recent Pronouncements
          Effective September 30, 2009, the Company adopted the new FASB Accounting Standards Codification (“Codification”). The Codification became the primary source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Committee (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change or alter existing U.S. GAAP and the adoption of the Codification has had no impact on the financial position or results of operations of the Company. The Company plans to leave out specific references to the codification in an effort to simplify the financial statements.
     On January 1, 2008, the Company adopted a new accounting standard regarding endorsement split-dollar life insurance arrangements. This new accounting standard requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with generally accepted accounting principles. Entities recognized the effects of applying this new accounting standard through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of this new accounting standard resulted in a cumulative-effect adjustment that reduced retained earnings by $3.6 million at January 1, 2008.
     On January 1, 2008, the Company adopted a new accounting standard regarding fair value options for financial assets and financial liabilities. This new accounting standard permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option in regards to items not previously recorded at fair value. Therefore, the adoption of this new accounting standard has had no material impact on the financial position or results of operations of the Company.
     On January 1, 2008, the Company adopted a new accounting standard regarding written loan commitments recorded at fair value through earnings. This new accounting standard rescinds prior prohibitions on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The new accounting standard applies to any loan commitment for which fair value accounting is elected. The adoption of this new accounting standard regarding written loan commitments recorded at fair value through earnings has had no material impact on the financial position or results of operations of the Company.
     On January 1, 2008, the Company adopted a new accounting standard regarding fair value measurements. This new accounting standard establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. The adoption of this new accounting standard regarding fair value measurements has had no material impact on the financial position or results of operations of the Company.
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
     In December 2009, the Company adopted a new accounting standard related to the disclosures of plan assets of a defined benefit pension or other postretirement plan which provides guidance on additional disclosures about plan assets. The adoption of this new accounting standard has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company.
     In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets. This new accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new accounting standard is effective for fiscal years beginning after November 15, 2009. The Company believes that the adoption of this new accounting standard regarding accounting for transfers of financial assets will have no material impact on the financial position or results of operations of the Company.
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
(3) HELD-TO-MATURITY SECURITIES
     A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2009 and 2008 follows:

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$798,660	$39,685	$—	$838,345
Obligations of states and political subdivisions	234,162	6,238	670	239,730

Total	$1,032,822	$45,923	$670	$1,078,075

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,079,431	$59,252	$—	$1,138,683
Obligations of states and political subdivisions	254,090	3,426	3,994	253,522

Total	$1,333,521	$62,678	$3,994	$1,392,205

     Gross gains of approximately $113,000 and gross losses of approximately $2,000 were recognized in 2009, gross gains of approximately $284,000 and gross losses of approximately $5,000 were recognized in 2008 and gross gains of approximately $105,000 and gross losses of approximately $6,000 were recognized in 2007 on held-to-maturity securities. These gains and losses were generally the result of held-to-maturity securities being called prior to maturity. Included in the amounts for 2008, however, is a gross gain of approximately $142,000 related to the sale of held-to-maturity securities with an amortized cost of $30.0 million. These securities were sold because the maturity date was within 90 days of the sale date. The sale of these securities occurred so near maturity that management believed changes in interest rates would not have a significant impact on fair value, therefore, not altering management’s intent regarding the held-to-maturity portfolio.
     Held-to-maturity securities with a carrying value of $834.9 million at December 31, 2009 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2009 were securities with a carrying value of $126.4 million issued by political subdivision within the State of Mississippi and securities with a carrying value of $70.8 million issued by political subdivision within the State of Arkansas.
     The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$391,833	$400,350
Maturing after one year through five years	409,504	438,965
Maturing after five years through ten years	109,038	113,614
Maturing after ten years	122,447	125,146

Total	$1,032,822	$1,078,075

     A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2009 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	20,322	332	9,327	338	29,649	670

Total	$20,322	$332	$9,327	$338	$29,649	$670

     Based upon review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, the Company had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs, the impairments related to these securities were determined to be temporary. No other-than-temporary impairment was recorded during 2009 on held-to-maturity securities.
(4) AVAILABLE-FOR-SALE SECURITIES
     A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2009 and 2008 follows:

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$493,970	$18,325	$207	$512,088
Government agency issued residential mortgage-backed securities	282,634	9,906	122	292,418
Government agency issued commercial mortgage-backed securities	18,229	693	85	18,837
Obligations of states and political subdivisions	109,751	1,589	502	110,838
Collateralized debt obligations	2,125	—	—	2,125
Other	23,967	500	1	24,466

Total	$930,676	$31,013	$917	$960,772

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$496,665	$19,616	$—	$516,281
Government agency issued residential mortgage-backed securities	319,996	1,933	2,754	319,175
Government agency issued commercial mortgage-backed securities	18,534	296	277	18,553
Obligations of states and political subdivisions	83,102	714	1,277	82,539
Collateralized debt obligations	2,375	—	—	2,375
Other	43,538	407	9	43,936

Total	$964,210	$22,966	$4,317	$982,859

     Gross gains of approximately $84,000 and gross losses of approximately $250,000 were recognized in 2009, gross gains of $2.5 million and gross losses of $8.6 million were recognized in 2008 and gross gains of approximately $22,000 were recognized in 2007 on available-for-sale securities. The gross losses of approximately $250,000 in 2009 and $8.6 million in 2008 were the result of the other-than-temporary impairment charge related to credit losses on the Company’s investment in pooled trust preferred securities. The fair value of these securities was negatively impacted by current market conditions. Subsequent to the $250,000 and $8.6 million other-than-temporary charge, the securities had a remaining book value of $2.1 million.
     Available-for-sale securities with a carrying value of $806.2 million at December 31, 2009 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2009, were securities with a carrying value of $53.3 million issued by political subdivision within the State of Mississippi and securities with a carrying value of $47.3 million issued by political subdivision within the State of Arkansas.
     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after ten years.

	2009
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$167,210	$170,486
Maturing after one year through five years	431,088	452,314
Maturing after five years through ten years	129,388	130,844
Maturing after ten years	202,990	207,128

Total	$930,676	$960,772

     A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2009 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$48,881	$207	$—	$—	$48,881	$207
Government agency issued residential mortgage-backed securities	6,320	122	—	—	6,320	122
Government agency issued commercial mortgage-backed securities	1,384	19	2,598	66	3,982	85
Obligations of states and political subdivisions	36,704	297	2,459	205	39,163	502
Other	—	—	5	1	5	1

Total	$93,289	$645	$5,062	$272	$98,351	$917

Based upon review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, the Company had no intent to sell these securities and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs, the impairments related to these securities were determined to be temporary. During 2009, the Company recorded an other-than-temporary impairment charge of $250,000 related to credit losses on the Company’s investment in pooled trust preferred securities.
(5) LOANS AND LEASES
     A summary of loans and leases classified by type at December 31, 2009 and 2008 follows:

	2009	2008
	(In thousands)
Commercial and agricultural	$1,484,011	$1,433,690
Real estate
Consumer mortgage	2,017,067	2,096,568
Home equity	550,085	511,480
Agricultural	262,069	234,024
Commercial and industrial-owner occupied	1,449,554	1,465,027
Construction, acquisition and development	1,459,503	1,689,719
Commercial	1,806,766	1,568,956
Credit Cards	108,086	93,650
All other	685,845	647,753

Total	$9,822,986	$9,740,867

     The Company does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans. At December 31, 2009, the Company’s geographic loan distribution was concentrated primarily in its Mississippi market.
     A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest only terms. A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.
     NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and loans and leases that have been restructured (primarily in the form of reduced interest rates) because of the borrower’s weakened financial condition. The aggregate principal balance of non-accrual loans and leases was $144.0 million and $28.2 million at December 31, 2009 and 2008, respectively. Loans and leases 90 days or more past due, still accruing, totaled $36.3 million and $33.4 million at December 31, 2009 and 2008, respectively. Restructured loans and leases, excluding those included in the non-accrual or past due category, totaled $6.2 million and $2.5 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the Company’s geographic NPL distribution was concentrated primarily in its Alabama and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in Northwest Mississippi.
     The total amount of interest earned on NPLs was approximately $4.1 million, $495,000 and $385,000 in 2009, 2008 and 2007, respectively. The gross interest income which would have been recorded under the original terms of those loans and leases amounted to approximately $8.4 million, $1.8 million and $964,000 in 2009, 2008 and 2007, respectively.
     Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and include TDRs. The Company’s recorded investment in loans considered impaired at December 31, 2009 and 2008 was $128.5 million and $25.5 million, respectively, with recorded valuation allowances of $22.7 million and $9.1 million, respectively. Impaired loans that were characterized as TDRs totaled $72.6 million and $16.9 million at December 31, 2009 and 2008, respectively. The average recorded investment in impaired loans during 2009 and 2008 was $64.6 million and $22.9 million, respectively.
     At December 31, 2009, other real estate owned which had been acquired, usually through foreclosure, from borrowers totaled $59.3 million compared to $46.3 million at December 31, 2008. Substantially all of these amounts relate to one-to-four family residential properties and development projects that were either completed or were in various states of construction. The Company incurred total foreclosed property expenses of $13.6 million, $4.9 million and $1.2 million in 2009, 2008 and 2007, respectively. Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $10.8 million, $3.2 million and approximately $351,000 in 2009, 2008 and 2007, respectively.
(6) ALLOWANCE FOR CREDIT LOSSES
     The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Balance at beginning of year	$132,793	$115,197	$98,834
Provision charged to expense	117,324	56,176	22,696
Recoveries	4,139	3,913	4,355
Loans and leases charged off	(78,213)	(42,067)	(16,841)
Other, net	—	(426)	6,153

Balance at end of year	$176,043	$132,793	$115,197

(7) PREMISES AND EQUIPMENT
     A summary by asset classification at December 31, 2009 and 2008 follows:

	Estimated
	Useful Life
	(Years)	2009	2008
		(In thousands)
Land	N/A	$74,593	$73,529
Buildings and improvements	10-40	300,003	285,691
Leasehold improvements	10-39	10,001	11,156
Equipment, furniture and fixtures	3-12	259,572	258,509
Construction in progress	N/A	7,617	11,536

Subtotal		651,786	640,421
Accumulated depreciation and amortization		307,909	289,217

Premises and equipment, net		$343,877	$351,204

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2009 and 2008:

	2009
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2009	$217,618	$51,348	$268,966
Goodwill recorded during the year	—	1,131	1,131

Balance as of December 31, 2009	$217,618	$52,479	$270,097

	2008
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2008	$214,780	$40,109	$254,889
Goodwill recorded during the year	673	11,239	11,912
Purchase accounting adjustments	2,165	—	2,165

Balance as of December 31, 2008	$217,618	$51,348	$268,966

     The Insurance Agency goodwill recorded during the year is related to an earn out payment associated with an insignificant insurance agency acquired during the first quarter of 2008. The Community Banking goodwill acquired during 2008 is related to the acquisition of City Bancorp and the additional purchase price paid as a result of the settlement of a contingency during the first quarter of 2008. Also, an adjustment was made in the first quarter of 2008 to the allocation of the purchase price in conjunction with the acquisition of City Bancorp that related to a loan acquired which was subsequently determined to be unsubstantiated.
     The Company’s annual goodwill impairment evaluation for 2009 and 2008 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.
     The following table presents information regarding the components of the Company’s identifiable intangible assets included in the other assets category on the consolidated balance sheet for the years ended December 31, 2009 and 2008:

	Year ended		Year ended
	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$18,408	$27,801	$16,607
Customer relationship intangibles	32,511	19,060	32,186	16,064
Non-solicitation intangibles	600	600	600	440

Total	$60,912	$38,068	$60,587	$33,111

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Year ended
	December 31,
	2009	2008
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$1,801	$2,159
Customer relationship intangibles	2,996	3,528
Non-solicitation intangibles	160	240

Total	$4,957	$5,927

     The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2010, and the succeeding four years:

	Core	Customer
	Deposit	Relationship
	Intangibles	Intangibles	Total
	(In thousands)
Estimated amortization expense:
For the year ending December 31, 2010	$1,308	$2,601	$3,909
For the year ending December 31, 2011	1,016	2,223	3,239
For the year ending December 31, 2012	946	1,905	2,851
For the year ending December 31, 2013	582	1,632	2,214
For the year ending December 31, 2014	526	1,398	1,924
(9) TIME DEPOSITS AND SHORT-TERM DEBT
     Certificates of deposit and other time deposits of $100,000 or more amounting to $1.8 billion and $1.5 billion were outstanding at December 31, 2009 and 2008, respectively. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled $55.5 million, $66.4 million and $106.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     For time deposits with a remaining maturity of more than one year at December 31, 2009, the aggregate amount of maturities for the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2011	$615,376
2012	289,792
2013	113,771
2014	246,778
2015	1,110
Thereafter	315

Total	$1,267,142

     Presented below is information relating to short-term debt for the years ended December 31, 2009, 2008 and 2007:

	2009
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$—	—%	$163,860	0.20%	$558,000
Securities sold under agreement to repurchase	539,870	0.21	695,381	0.19	816,374
Federal Reserve discount window borrowings	—	—	240,268	0.24	450,000
Short-term FHLB advances	203,500	3.13	75,684	0.19	203,500

Total	$743,370		$1,175,193		$2,027,874

	2008
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$350,000	0.13%	$183,823	1.13%	$755,000
Securities sold under agreement to repurchase	855,366	0.19	896,660	1.44	1,074,963
Federal Reserve discount window borrowings	250,000	0.28	19,310	1.05	250,000
Short-term FHLB advances	441,510	0.07	465,027	2.45	975,000

Total	$1,896,876		$1,564,820		$3,054,963

	2007
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$200	2.81%	$39,558	5.31%	$185,281
Flexible repurchase agreements purchased	—	—	4,149	4.16	8,581
Securities sold under agreement to repurchase	809,698	3.42	737,861	4.37	912,691
Short-term FHLB advances	706,586	2.88	279,125	4.93	706,586

Total	$1,516,484		$1,060,693		$1,813,139

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase. At December 31, 2009, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $1.4 billion.
(10) LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
     The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets. At December 31, 2009, there were no call features on long-term FHLB borrowings.
     At December 31, 2009, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2011	5.28%-6.93%	$2,771
2012	4.71%	1,500
2013	5.95%	50,000
2014	N/A	—
Thereafter	4.08%-5.99%	58,500

Total		$112,771

(11)	JUNIOR SUBORDINATED DEBT SECURITIES
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
     Pursuant to the merger with American State Bank Corporation on December 1, 2005, the Company assumed the liability for $6.7 million in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust. American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities. Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on July 7, October 7, January 7 or April 7 on or after April 7, 2009. The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 2.80%.
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
(12) INCOME TAXES
     Total income taxes for the years ended December 31, 2009, 2008 and 2007 were allocated as follows:

	2009	2008	2007
		(In thousands)
Income tax expense	$30,105	$53,943	$66,001
Shareholders’ equity for other comprehensive income	11,469	(12,204)	10,855
Shareholders’ equity for stock option plans	(500)	(2,269)	(1,556)

Total	$41,074	$39,470	$75,300

     The components of income tax expense attributable to operations were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(In thousands)
Current:
Federal	$35,936	$50,320	$45,732
State	3,527	5,358	4,717
Deferred:
Federal	(8,302)	(1,508)	13,519
State	(1,056)	(227)	2,033

Total	$30,105	$53,943	$66,001

     Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following:

	2009	2008	2007
		(In thousands)
Tax expense at statutory rates	$39,492	$61,024	$71,381
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,606	3,335	4,387
Tax-exempt interest revenue	(6,105)	(5,978)	(5,786)
Tax-exempt earnings on life insurance	(2,970)	(2,515)	(2,427)
Deductible dividends paid on 401(k) plan	(1,875)	(1,911)	(1,873)
Other, net	(43)	(12)	319

Total	$30,105	$53,943	$66,001

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$83,769	$64,745
Accrued liabilities, principally due to compensation arrangements and vacation accruals	17,986	12,613
Net operating loss carryforwards	—	70
Unrealized pension expense	16,718	23,798

Total gross deferred tax assets	118,473	101,226
Less: valuation allowance	—	—

Deferred tax assets	$118,473	$101,226

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$57,655	$56,652
Other assets, principally due to expense recognition	50,313	41,995
Investments, principally due to interest income recognition	8,298	7,997
Mortgage servicing rights	24,359	19,012
Unrealized net losses on available-for-sale securities	11,515	7,126

Total gross deferred tax liabilities	152,140	132,782

Net deferred tax liabilities	$(33,667)	$(31,556)

     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2009.
     The following table presents the activity in unrecognized tax benefits for 2009 and 2008:

	2009	2008	2007
	(In thousands)
Unrecognized tax benefit, January 1	$355	$355	$355
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Gross increases — tax positions in current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefit, December 31	$355	$355	$355

     Included in the balance of unrecognized tax benefits at December 31, 2009, were approximately $355,000 of tax benefits that, if recognized, would affect the effective tax rate.
     The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense. The Company accrued interest related to the uncertain tax benefits noted above of approximately $28,000 during 2009, interest of approximately $28,000 in 2008, interest of approximately $106,000 and penalties of approximately $88,000 in 2007, and in total, as of December 31, 2009, has recognized a liability for interest of approximately $162,000 and penalties of approximately $88,000.
     The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     The Company is subject to taxation in the United States and various states and local jurisdictions. The tax years that remain open for examination for the Company’s major jurisdictions of the United States — Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri — are 2006, 2007 and 2008. With few exceptions, the Company is no longer subject to United States federal, state or local examinations by tax authorities for years before 2006.
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
     The Company uses a December 31 measurement date for its pension and other benefit plans.
     A summary of the three defined benefit retirement plans at and for the years ended December 31, 2009, 2008 and 2007 follows:

		Pension Benefits
	2009	2008	2007
		(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$120,050	$109,473	$107,226
Service cost	7,127	7,146	7,835
Interest cost	7,019	6,693	6,129
Amendments	330	—	—
Actuarial loss (gain)	4,882	859	(7,475)
Benefits paid	(4,516)	(4,121)	(4,242)

Projected benefit obligation at end of year	$134,892	$120,050	$109,473

Change in plan assets:
Fair value of plan assets at beginning of year	$116,136	$135,425	$92,043
Actual return(loss) on assets	29,740	(31,386)	7,495
Employer contributions	38,857	16,218	40,128
Benefits paid	(4,516)	(4,121)	(4,242)

Fair value of plan assets at end of year	$180,217	$116,136	$135,424

Funded status:
Projected benefit obligation	$(134,892)	$(120,050)	$(109,473)
Fair value of plan assets	180,217	116,136	135,424
Unrecognized transition amount	—	—	—
Unrecognized prior service cost	—	—	—
Unrecognized actuarial loss	—	—	—

Net amount recognized	$45,325	$(3,914)	$25,951

     Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2009	2008	2007
		(In thousands)
Prepaid benefit cost	$105,900	$73,375	$58,999
Accrued benefit liability	(16,868)	(15,073)	(13,006)
Intangible asset	—	—	—
Accumulated other comprehensive income adjustment	(43,707)	(62,216)	(20,042)

Net amount recognized	$45,325	$(3,914)	$25,951

     Pre-tax amounts recognized in accumulated other comprehensive income consisted of:

	Year ended December 31,
	2009	2008
	(In thousands)
Net transition obligation	$92	$110
Net prior service cost	1,963	1,975
Net actuarial loss	41,652	60,131

Total accumulated other comprehensive income	$43,707	$62,216

     The net transition obligation, net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $341,000 and $2,176,000, respectively.
     The components of net periodic benefit cost at December 31, 2009, 2008 and 2007 were as follows:

		Pension Benefits
	2009	2008	2007
		(In thousands)
Components of net periodic benefit cost:
Service cost	$7,127	$7,146	$7,835
Interest cost	7,019	6,693	6,129
Expected return on assets	(10,698)	(10,715)	(9,122)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	342	267	256
Recognized net loss	4,320	499	1,700

Net periodic benefit cost	$8,128	$3,908	$6,816

     The weighted-average assumptions used to determine benefit obligations at December 31, 2009 and 2008 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2009	2008	2009	2008	2009	2008
Discount rate	6.00%	6.25%	5.85%	6.50%	5.35%	6.50%
Rate of compensation increase*	2.00%	3.60%	2.00%	3.60%	2.00%	3.60%

*	2.50% rate of compensation increase used for 2010; 3.00% rate of compensation increase used for 2011 and beyond.
     The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

		Basic Plan
	2009	2008	2007
Discount rate	6.25%	6.33%	5.75%
Rate of compensation increase	3.60%	3.60%	4.00%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

	Restoration Plan
	2009	2008	2007
Discount rate	6.50%	6.33%	5.75%
Rate of compensation increase	3.60%	3.60%	4.00%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2009	2008	2007
Discount rate	6.50%	6.33%	5.75%
Rate of compensation increase	3.60%	3.60%	4.00%
Expected rate of return on plan assets	N/A	N/A	N/A
     The following table presents information related to the Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Projected benefit obligation	$20,680	$18,597
Accumulated benefit obligation	19,175	16,610
Fair value of assets	—	—
     The following table presents information related to the Company’s defined benefit pension plans:

	2009	2008
	(In thousands)
Accumulated benefit obligation	$118,558	$103,399
     In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan. This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. In selecting the discount rate used to discount plan liabilities, a level equivalent yield was developed using the expected cash flows and the December 31, 2009 and 2008 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. In 2007, the Company developed a level equivalent yield using the plans’ expected cash flows and the December 31, 2007 Citigroup Pension Liability Curve.
     The Company’s pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category, were as follows:

	Plan assets at December 31
	2009	2008	Target for 2010
Asset category:

Equity securities	58.00%	63.78%	40-60%
Debt securities	39.70%	31.34%	40-60%
Other	2.30%	4.88%	0%

Total	100.00%	100.00%

     Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $1.9 million (1.08% of total plan assets) and $1.9 million (1.65% of total plan assets) at December 31, 2009 and 2008, respectively. The Company does not expect to contribute to the Basic Plan in 2010.
     The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
(In thousands)
Expected future benefit payments:
2010	$7,058
2011	6,280
2012	10,096
2013	8,572
2014	9,215
2015-2019	52,542
     The following table presents the fair value of each major category of plan assets at December 31, 2009 and 2008:

	Pension Benefits
	2009	2008
	(In thousands)
Investments, at fair value:
U.S. agency debt obligations	$42,199	$16,400
Mutual funds	130,737	91,164
Common stock of BancorpSouth, Inc.	1,930	1,922
Money market funds	3,535	5,009
Brokered certificates of deposit	1,095	981

Total investments, at fair value	179,496	115,476
Accrued interest and dividends	282	315
Cash	439	345

Fair value of plan assets	$180,217	$116,136

     Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. Quoted market prices, when available, are used to value investments. Pension plan investments include funds which invest in various types of investment securities and in various companies within various markets. Investment securities are exposed to several risks, such as interest rate, market and credit risks. Because of the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported.
     The following table sets forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”) fair value hierarchy, the plan investments at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. agency debt obligations	$—	$42,199	$—	$42,199
Mutual funds	130,737	—	—	130,737
Common stock of BancorpSouth, Inc.	1,930	—	—	1,930
Money market funds		3,535		3,535
Brokered certificates of deposit	—	1,095		1,095

Total	$132,667	$46,829	$—	$179,496

     The following investments represented 5% or more of the total plan asset value as of December 31, 2009:

2009
(In thousands)
Vanguard Total Bond Market Index Institutional Fund	$15,681
Franklin Mutual Discovery Z Fund	13,336
T. Rowe Price Growth Stock Fund	23,871
T. Rowe Price Mid-Cap Growth Fund	14,702
Royce Pennsylvania Mutual Investment Fund	10,290

     The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Employer contributions for the years ended December 31, 2009, 2008 and 2007 were $8.6 million, $7.7 million and $7.6 million, respectively. Also, the 401(k) Plan provides that the Company shall make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation. Eligible employees are those hired after December 31, 2005 who work at least 1,000 hours during the plan year and have attained the age of 21. Employer profit sharing contributions for the years ended December 31, 2009, 2008 and 2007 were approximately $1.1 million, $1.3 million and $465,000, respectively.
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
     FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
Securities
     Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. See Note 3, Held-to-Maturity Securities, Note 4, Available-for-Sale Securities, and Note 22, Fair Value Disclosures, for fair values.
Loans and Leases
     Fair values are estimated for portfolios of loans and leases with similar financial characteristics. The fair value of loans and leases is calculated by discounting scheduled cash flows through the estimated maturity using market rates currently available that reflect the credit and interest rate risk inherent in the loan or lease, which results in fair values that may differ from the exit price of the loan or lease. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
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
Deposit Liabilities
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
Lending Commitments
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
     The following table presents carrying and fair value information at December 31, 2009 and 2008:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$222,741	$222,741	$291,055	$291,055
Interest bearing deposits with other banks	15,704	15,704	13,542	13,542
Held-to-maturity securities	1,032,822	1,078,075	1,333,521	1,392,205
Available-for-sale and trading securities	960,772	960,772	982,859	982,859
Federal funds sold and securities purchased under agreement to resell	75,000	75,000	—	—
Net loans and leases	9,599,093	9,744,673	9,558,484	9,634,721
Loans held for sale	80,343	80,429	189,242	197,310

Liabilities:
Noninterest bearing deposits	1,901,663	1,901,663	1,735,130	1,735,130
Savings and interest bearing deposits	5,048,838	5,048,838	4,582,633	4,582,633
Other time deposits	3,727,201	3,757,602	3,394,109	3,426,475
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	743,370	743,188	1,896,876	1,893,630
Long-term debt and other borrowings	273,174	290,622	446,745	460,449

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	806	806	(1,944)	(1,944)
Commitments to fund fixed rate mortgage loans	304	304	1,261	1,261
Interest rate swap position to receive	23,992	23,992	42,132	42,132
Interest rate swap position to pay	(24,258)	(24,258)	(42,558)	(42,558)
(15) STOCK INCENTIVE AND STOCK OPTION PLANS
     Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s 1994, 1995 and 1998 stock incentive plans (the “Plans”). The 1994 and 1995 stock incentive plans were amended in 1998 to allow a limited number of restricted stock awards. All options granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years. Upon the exercise of stock options, new shares are issued by the Company.

     In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock. This plan is registered under the Company’s dividend reinvestment plan and the shares are purchased through the Company’s dividend reinvestment plan which purchases shares in the open market.
     On December 14, 2005, the Company’s Board of Directors approved accelerating the vesting of “out-of-the-money” unvested outstanding stock options held by employees. The options were considered “out-of-the-money” if the exercise price of the option was greater than $23.02, the closing price of shares of the Company’s common stock on the New York Stock Exchange on December 14, 2005. The accelerated vesting was effective on December 14, 2005. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with those options upon adoption of Statement 123R. The compensation cost avoided by the accelerated vesting was approximately $291,000 and $623,000 in 2008 and 2007, respectively.
     FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards. Compensation expense arising from stock options that has been charged against income for the Plans was approximately $1.7 million, $1.2 million and $793,000 for 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $4.3 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a three-year period.
     In November 2009, the Company granted stock options to purchase 409,113 shares of the Company’s common stock to its employees under the 1994 stock incentive plan, as amended. These stock options have a contractual life of seven years and vest over a three-year service period. A summary of the stock option activity under the Plans as of December 31, 2009 and 2008 and changes during the years then ended is presented below:

	2009
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2009	2,600,483	$21.87
Granted	409,113	22.39
Exercised	(276,886)	18.14
Cancelled or forfeited	(19,000)	23.74
Expired	(12,017)	18.96

Outstanding at December 31, 2009	2,701,693	$22.33	4.8	$3,896

Exercisable at December 31, 2009	1,963,119	$22.06	4.3	$3,410

	2008
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2008	3,102,641	$20.99
Granted	355,250	24.27
Exercised	(802,978)	19.49
Expired or cancelled	(54,430)	22.21

Outstanding at December 31, 2008	2,600,483	$21.87	5.2	$4,850

Exercisable at December 31, 2008	1,965,297	$21.20	4.8	$4,773

     A summary of the status of the Company’s nonvested options as of December 31, 2009 and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2009	635,186	$23.68	$5.71
Granted	409,113	22.39	6.70
Vested	(295,324)	23.98	5.57
Forfeited or cancelled	(10,401)	23.53	5.29

Outstanding at December 31, 2009	738,574	$23.06	$6.32

     The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes-Merton option valuation model; groups of participants (executive, non-executives and directors) are considered separately for valuation purposes. The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant. The expected volatility is estimated based on the Company’s historical experience. The following table provides the range of assumptions used for stock options granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected volatility	43.6%	33.6%	24.7% — 27.6%
Weighted-average volatility	43.6%	33.6%	25.0%
Expected dividends	3.75%	3.00%	3.00%
Expected term (in years)	5.1 — 5.7	5.1 — 5.7	5.1 — 7.0
Risk-free rate	2.33%	2.80%	4.0% — 4.6%

     The weighted-average grant-date fair value of stock options granted during the years 2009, 2008 and 2007 was $6.70, $6.24 and $5.05, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $1.6 million, $6.1 million and $10.4 million, respectively.
     The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price
$7.35 to $10.51	5,067	3.2	$9.80	5,067	$9.80
$11.39 to $14.98	121,970	1.0	13.56	121,970	13.56
$15.06 to $19.94	268,410	2.3	17.15	268,410	17.14
$20.23 to $25.31	2,306,246	5.3	23.42	1,567,672	23.60

$7.35 to $25.31	2,701,693	4.8	$22.33	1,963,119	$22.06

     The 1994 stock incentive plan was amended in 2006 to allow for the issuance of performance shares. Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period. The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient. In January of 2007, the Company granted 78,000 performance shares to employees for the two-year performance period from January 1, 2007 through December 31, 2008. In January 2008, the Company granted 85,395 performance shares to employees for the two-year performance period from January 1, 2008 through December 31, 2009. In January 2009, the Company granted 101,225 performance shares to employees for the two-year performance period from January 1, 2009 through December 31, 2010. All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest. Compensation expense of approximately $758,000 was recognized in 2007 related to performance shares. This amount was reversed in 2008 and no additional expense was recorded in 2009 as the Company failed to meet the performance threshold for the 2007-2008 performance period. No expense was recorded in 2008 and 2009 for the 2008, grant as the Company failed to meet the performance threshold for the 2008-2009 performance period. Compensation expense of approximately $461,000 was recognized in 2009 related to the 2009 grant of performance shares.
     In May of 2008, the Company awarded a total of 5,000 restricted stock units covering 5,000 shares of Company stock to its directors. The shares of stock covered by this award were issued to the directors in May of 2009. In May of 2009, the Company awarded an additional 5,000 restricted stock units covering 5,000 shares of Company stock to its directors. The shares of stock covered by this award will be issued to the directors upon the date of the 2010 annual shareholders meeting. Compensation expense of approximately $117,000 and $84,000 was recognized in 2009 and 2008, respectively, related to the restricted stock units issued to the Company’s directors.
(16) EARNINGS PER SHARE AND DIVIDEND DATA
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2009, 2008 and 2007:

	2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$82,729	83,295	$0.99

Effect of dilutive stock options	—	135

Diluted EPS:
Income available to common shareholders plus assumed exercise	$82,729	83,430	$0.99

	2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$120,411	82,589	$1.46

Effect of dilutive stock options	—	204

Diluted EPS:
Income available to common shareholders plus assumed exercise	$120,411	82,793	$1.45

	2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$137,943	81,506	$1.69

Effect of dilutive stock options	—	339

Diluted EPS:
Income available to common shareholders plus assumed exercise	$137,943	81,845	$1.69

     Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2009, the Bank could have paid dividends of $619 million to the Company under current regulatory guidelines.
(17) OTHER COMPREHENSIVE INCOME
     The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2009, 2008 and 2007:

	2009
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$11,391	$(4,368)	$7,023
Reclassification adjustment for net losses (gains) realized in net income	55	(21)	34
Change in pension funding status	18,510	(7,080)	11,430

Other comprehensive income (loss)	$29,956	$(11,469)	$18,487

	2008
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$4,440	$(1,691)	$2,749
Reclassification adjustment for net losses (gains) realized in net income	5,849	(2,237)	3,612
Change in pension funding status	(42,175)	16,132	(26,043)

Other comprehensive (loss) income	$(31,886)	$12,204	$(19,682)

	2007
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$20,583	$(7,871)	$12,712
Reclassification adjustment for net (gains) losses realized in net income	(22)	8	(14)
Minimum pension liability	7,822	(2,992)	4,830

Other comprehensive income (loss)	$28,383	$(10,855)	$17,528

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

Amount
(In thousands)
Loans outstanding at December 31, 2008	$72,999
New loans	19,457
Repayments	(46,540)
Changes in directors and executive officers	1

Loans outstanding at December 31, 2009	$45,917

(19) MORTGAGE SERVICING RIGHTS
     Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Data and assumptions used in the fair value calculation related to MSRs for the three months ended December 31, 2009 were as follows:

(Dollars in thousands)
Unpaid principal balance	$3,413,202
Weighted-average prepayment speed (CPR)	15.9
Discount rate (annual percentage)	10.3
Weighted-average coupon interest rate (percentage)	5.6
Weighted-average remaining maturity (months)	321.0
Weighted-average servicing fee (basis points)	28.8
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
     The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

	2009	2008
	(In thousands)
Fair value at beginning of year	$24,972	$32,482
Additions:
Origination of servicing assets	14,904	8,242
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(4,304)	(15,735)
Other changes in fair value	(12)	(17)

Fair value at end of year	$35,560	$24,972

     All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $9.5 million, $8.5 million and $8.1 million and late and other ancillary fees of $1.2 million, $1.2 million and $1.0 million in 2009, 2008, and 2007, respectively.

(20) REGULATORY MATTERS
     The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2009 and 2008, respectively, as set forth in the following table:

	2009		2008
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,143,019	11.17%	$1,123,028	10.79%
BancorpSouth Bank	1,119,612	10.95	1,076,473	10.35
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,271,634	12.42	1,253,174	12.04
BancorpSouth Bank	1,248,227	12.21	1,206,619	11.61
Tier I leverage capital (to average assets)
BancorpSouth, Inc.	1,143,019	8.95	1,123,028	8.65
BancorpSouth Bank	1,119,612	8.79	1,076,473	8.30
(21) SEGMENTS
     The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans. During 2008, the Company created an additional operating segment, Insurance Agencies, based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of the insurance agencies. The Company’s insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments. The increase in the performance of the General Corporate and Other operating segment in 2009 compared to 2008 and 2007 was primarily related to mortgage lending.
     Results of operations and selected financial information by operating segment for the three years ended December 31, 2009, 2008 and 2007 are presented below:

	Community		General Corporate
	Banking	Insurance Agencies	and Other	Total
	(In thousands)
2009
Results of Operations
Net interest revenue	$413,125	$625	$31,149	$444,899
Provision for credit losses	111,409	—	5,915	117,324

Net interest income after provision for credit losses	301,716	625	25,234	327,575
Noninterest revenue	130,544	80,714	64,018	275,276
Noninterest expense	327,020	68,857	94,140	490,017

Income (loss) before income taxes	105,240	12,482	(4,888)	112,834
Income taxes	28,079	4,918	(2,892)	30,105

Net income (loss)	$77,161	$7,564	$(1,996)	$82,729

Selected Financial Information
Total assets	$10,879,768	$159,585	$2,128,514	$13,167,867
Depreciation and amortization	28,831	4,651	2,272	35,754

			General Corporate
	Community Banking	Insurance Agencies	and Other	Total
	(In thousands)
2008
Results of Operations
Net interest revenue	$403,316	$1,259	$36,261	$440,836
Provision for credit losses	52,061	—	4,115	56,176

Net interest income after provision for credit losses	351,255	1,259	32,146	384,660
Noninterest revenue	128,910	86,431	30,266	245,607
Noninterest expense	295,466	70,684	89,763	455,913

Income (loss) before income taxes	184,699	17,006	(27,351)	174,354
Income taxes	57,144	6,729	(9,930)	53,943

Net income (loss)	$127,555	$10,277	$(17,421)	$120,411

Selected Financial Information
Total assets	$11,139,348	$153,456	$2,187,414	$13,480,218
Depreciation and amortization	28,396	4,891	2,392	35,679

			General Corporate
	Community Banking	Insurance Agencies	and Other	Total
	(In thousands)
2007
Results of Operations
Net interest revenue	$385,822	$2,423	$34,654	$422,899
Provision for credit losses	20,665	—	2,031	22,696

Net interest income after provision for credit losses	365,157	2,423	32,623	400,203
Noninterest revenue	126,214	70,592	35,344	232,150
Noninterest expense	283,843	55,326	89,240	428,409

Income (loss) before income taxes	207,528	17,689	(21,273)	203,944
Income taxes	67,161	6,973	(8,133)	66,001

Net income (loss)	$140,367	$10,716	$(13,140)	$137,943

Selected Financial Information
Total assets	$11,075,662	$124,085	$1,990,094	$13,189,841
Depreciation and amortization	27,425	3,090	2,510	33,025
(22) FAIR VALUE DISCLOSURES
     “Fair value” is defined by FASB ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into the following three levels, based on the reliability of inputs:
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
     The Company adopted the provisions of FASB ASC 820 on January 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s financial condition or results of operations.
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
Impaired loans. Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified as Level 3.
Other real estate owned. Other real estate owned (“OREO”) is carried at the lower of cost or estimated fair value, less estimated selling costs and is subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of independent appraisals and other relevant factors. All of the Company’s OREO is classified as Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
     The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$512,088	$—	$512,088
Government agency issued residential mortgage-back securities		292,418		292,418
Government agency issued commercial mortgage-back securities		18,837		18,837
Obligations of states and political subdivisions		110,838		110,838
Collateralized debt obligations			2,125	2,125
Other	452	24,014		24,466
Mortgage servicing rights	—	—	35,560	35,560
Derivative instruments	—	23,992	1,373	25,365

Total	$452	$982,187	$39,058	$1,021,697

Liabilities:
Derivative instruments	$—	$24,258	$263	$24,521

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$516,281	$—	$516,281
Government agency issued residential mortgage-back securities		319,175		319,175
Government agency issued commercial mortgage-back securities		18,553		18,553
Obligations of states and political subdivisions		82,539		82,539
Collateralized debt obligations			2,375	2,375
Other	351	43,585		43,936
Mortgage servicing rights	—	—	24,972	24,972
Derivative instruments	—	42,132	1,268	43,400

Total	$351	$1,022,265	$28,615	$1,051,231

Liabilities:
Derivative instruments	$—	$42,558	$1,951	$44,509

     The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2009 and 2008:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains (losses) for the year included in:
Net income	10,588	1,793	(250)
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at December 31, 2009	$35,560	$1,110	$2,125

Net unrealized (losses) gains included in net income for the year relating to assets and liabilities held at December 31, 2009	$(4,304)	$1,793	$(250)

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2007	$32,482	$(147)	$—
Total net gains (losses) for the year included in:
Net income	(7,510)	(536)	(8,625)
Other comprehensive income	—	—	3,366
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	7,634

Balance at December 31, 2008	$24,972	$(683)	$2,375

Net unrealized (losses) gains included in net income for the year relating to assets and liabilities held at December 31, 2008	$(15,735)	$(536)	$(8,625)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
     The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008:

	December 31, 2009
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$80,343	$—	$80,343	$—
Impaired loans	—	—	128,537	128,537	(22,747)
Other real estate owned	—	—	59,265	59,265	(3,631)

	December 31, 2008
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$189,242	$—	$189,242	$—
Impaired loans	—	—	12,756	12,756	(4,743)
Other real estate owned	—	—	46,317	46,317	(2,101)
(23) DERIVATIVE INSTRUMENTS
     The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At December 31, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $135.6 million, with a carrying value and fair value reflecting a gain of approximately $806,000. At December 31, 2008, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $139.7 million, with a carrying value and fair value reflecting a loss of $1.9 million. At December 31, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $58.1 million, with a carrying value and fair value reflecting a gain of approximately $304,000. At December 31, 2008, the notional amount of commitments to fund individual fixed-rate mortgage loans was $84.3 million, with a carrying value and fair value reflecting a gain of approximately $1.3 million.
     The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2009, the notional amount of customer related derivative financial instruments was $483.4 million, with an average maturity of 83 months, an average interest receive rate of 2.6% and an average interest pay rate of 6.1%. As of December 31, 2008, the notional amount of customer related derivative financial instruments was $654.2 million, with an average maturity of 86 months, an average interest receive rate of 3.8% and an average interest pay rate of 6.3%
(24) COMMITMENTS AND CONTINGENT LIABILITIES
Leases
     Rent expense was $7.1 million for 2009, $7.6 million for 2008 and $6.1 million for 2007. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

(In thousands)	Amount
2010	$5,844
2011	4,814
2012	4,223
2013	3,078
2014	1,540
Thereafter	5,312

Total future minimum lease payments	$24,811

Mortgage Loans Serviced for Others
     The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $3.5 billion of loans serviced for investors at December 31, 2009 was $1.1 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.
Lending Commitments
     In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2009, these included $197.1 million for letters of credit and $2.3 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2009, 2008 and 2007.
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
     The Company reported litigation expense of $2.3 million in 2007 as a result of legal and other accruals established relative to the Company’s guarantee of Visa Inc.’s projected obligations for certain litigation matters. These reserves were recorded as other liabilities and pertain to Visa Inc.’s settlement with American Express, as well as other pending Visa Inc. litigation and were based on information available from Visa Inc. and other member banks. The Bank, as a member of Visa Inc., is obligated to share in certain liabilities associated with Visa Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of this reserve was reversed and recorded as a reduction of litigation expense as a result of Visa Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid.
     During the second quarter of 2008, $1.1 million of the reserve related to previously recorded litigation contingencies was reversed as a result of a favorable court ruling. During the fourth quarter of 2009, the Company reported $2.6 million in litigation contingencies primarily related to the unexpected, adverse resolution of a legal matter.
Restricted Cash Balance
     Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $8.0 million were maintained to satisfy federal regulatory requirements at December 31, 2009.

(25) CONDENSED PARENT COMPANY INFORMATION
     The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates indicated:

	December 31
	2009	2008
Condensed Balance Sheets	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$10,538	$33,955
Investment in subsidiaries	1,413,277	1,354,094
Other assets	14,474	14,452

Total assets	$1,438,289	$1,402,501

Liabilities and shareholders’ equity:
Total liabilities	$161,993	$162,241
Shareholders’ equity	1,276,296	1,240,260
Total liabilities and shareholders’ equity	$1,438,289	$1,402,501

	Year Ended December 31
	2009	2008	2007
Condensed Statements of Income		(In thousands)
Dividends from subsidiaries	$54,000	$80,000	$175,000
Other operating income	1,513	215	192

Total income	55,513	80,215	175,192

Operating expenses	16,303	16,821	17,872

Income before tax benefit and equity in undistributed earnings	39,210	63,394	157,320
Income tax benefit	5,657	6,351	6,762

Income before equity in undistributed earnings of subsidiaries	44,867	69,745	164,082
Equity in undistributed earnings of subsidiaries	37,862	50,666	(26,139)

Net income	$82,729	$120,411	$137,943

	Year Ended December 31
	2009	2008	2007
Condensed Statements of Cash Flows		(In thousands)
Operating activities:
Net income	$82,729	$120,411	$137,943
Adjustments to reconcile net income to net cash provided by operating activities	(39,131)	(40,389)	28,833

Net cash provided by operating activities	43,598	80,022	166,776
Investing activities:
Net cash paid for acquisitions	—	(10,607)	(83,027)

Net cash used in investing activities	—	(10,607)	(83,027)
Financing activities:
Redemption of junior subordinated debt	—	—	(3,093)
Cash dividends	(73,335)	(71,883)	(77,735)
Common stock transactions, net	6,320	15,327	(6,649)

Net cash used in financing activities	(67,015)	(56,556)	(87,477)

(Decrease) increase in cash and cash equivalents	(23,417)	12,859	(3,728)
Cash and cash equivalents at beginning of year	33,955	21,096	24,824

Cash and cash equivalents at end of year	$10,538	$33,955	$21,096

(26) OTHER NONINTEREST INCOME AND EXPENSE
     The following table details other noninterest income for the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(In thousands)
Annuity fees	$3,721	$6,363	$4,626
Brokerage commissions and fees	4,803	5,434	7,369
Bank owned life insurance	8,614	7,338	7,097
Other miscellaneous income	28,225	23,350	20,212
Total other noninterest income	$45,363	$42,485	$39,304

     The following table details other noninterest expense for the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(In thousands)
Advertising	$6,377	$7,640	$7,488
Foreclosed property expense	13,599	4,936	1,166
Telecommunications	8,854	8,672	7,793
Public relations	5,900	6,483	6,748
Data processing	6,175	5,467	5,153
Computer software	7,260	7,082	7,106
Amortization of intangibles	4,957	5,927	5,074
Legal fees	5,932	5,147	4,946
Postage and shipping	4,939	5,293	4,991
Other miscellaneous expense	62,002	59,801	62,020

Total other noninterest expense	$125,995	$116,448	$112,485

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
     Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described above under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. In light of this material weakness, in preparing the Company’s Consolidated Financial Statements included in this Report, the Company performed a thorough review of credit quality, focusing especially on the real estate acquisition and development portfolio, and other post-closing procedures designed to ensure that the Company’s Consolidated Financial Statements included in this Report have been prepared in accordance with U.S.
GAAP. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this Report.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses as of December 31, 2009. Other than the identification of the material weakness mentioned above, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Subsequent to December 31, 2009, and immediately following management’s identification of the above-referenced material weakness, management began taking steps to remediate the material weakness. These ongoing efforts include the following:
•	The creation of a real estate risk management group to oversee full compliance with laws, regulations and U.S. GAAP related to lending activities;

•	Testing of significant loans, with a focus on higher risk loans, for impairment on a quarterly basis;

•	Reporting by management to the Board of Directors on a quarterly basis regarding significant problem loans and potentially problematic portfolios; and

•	The commitment of additional resources to the Bank’s appraisal group, as necessary, for compliance with appraisal policies and procedures.
Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2009. Because some of these remedial actions will take place on a quarterly basis, their successful implementation may need to be evaluated over several quarters before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF REGISTRANT
     Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in the Report. Other information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders.
AUDIT COMMITTEE FINANCIAL EXPERT
     Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.
IDENTIFICATION OF THE AUDIT COMMITTEE
     Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference. In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.
MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES
     The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2009 annual meeting of shareholders.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.
CERTAIN CORPORATE GOVERNANCE DOCUMENTS
     The Company has adopted a code of business conduct and ethics that applies to its directors, chief executive officer, chief financial officer, other officers, other financial reporting persons and employees. The Company has also adopted Corporate Governance Guidelines for its Board of Directors. These documents, as well as the charters of the Audit Committee, Executive Compensation and Stock Incentive Committee and Nominating Committee of the Board of Directors, are available on the Company’s website at www.bancorpsouth.com on the Investors Relations webpage under the caption “Corporate Information,” or shareholders may request a free copy of these documents from:

BancorpSouth, Inc.
Corporate Secretary
One Mississippi Plaza
201 South Spring Street
Tupelo, Mississippi 38804
(662) 680-2000
     The Company intends to disclose any amendments to its code of business conduct and ethics and any waiver from a provision of the code, as required by the SEC, on the Company’s website within four business days following such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION.
     This information appears under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.
     The following table provides information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

	Number of shares		Number of shares remaining
	to be issued upon	Weighted-average	available for future
	exercise of outstanding	exercise price of outstanding	issuance under equity
	options and rights	options and rights	compensation plans (1)
Plan Category:
Equity compensation plans approved by shareholders (2)	2,693,084	$22.36	1,403,922
Equity compensation plans not approved by shareholders (3)	8,609	13.76	438,459

Total	2,701,693	$22.33	1,842,381

(1)	Excludes shares to issued upon exercise of outstanding options and rights.

(2)	The plans that have been approved by our shareholders include the BancorpSouth, Inc. Director Stock Plan, the Executive Performance Incentive Plan, the 1990 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors.

(3)	The plans that have not been approved by our shareholders include the 1998 Stock Option Plan and the plan assumed with the merger of Business Holding Corporation, which was effective December 31, 2004.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference. Information regarding director independence appears under the caption “Corporate Governance — Director Independence” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          Information regarding accountant fees and services appears under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

1.	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:

	(2)	Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)

	(3)	(a)	Restated Articles of Incorporation, as amended. (2)

		(b)	Bylaws, as amended and restated. (3)

		(c)	Amendment No. 1 to Amended and Restated Bylaws. (4)

		(d)	Amendment No. 2 to Amended and Restated Bylaws (5)

		(e)	Amendment No. 3 to Amended and Restated Bylaws (5)

	(4)	(a)	Specimen Common Stock Certificate. (6)

		(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)

		(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)

		(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)

		(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

		(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

		(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

		(h)	Junior Subordinated Debt Security Specimen. (10)

		(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)

		(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

	(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (11)(28)

		(b)	1994 Stock Incentive Plan, as amended and restated. (12)(28)

		(c)	Form of Performance Share Award Agreement. (13)(28)

		(d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (14)(28)

		(e)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(28)

	(f)	BancorpSouth, Inc. 1998 Stock Option Plan (15)(28)

	(g)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (11)(28)

	(h)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (11)(28)

	(i)	BancorpSouth, Inc. Home Office Incentive Plan. (16)(28)

	(j)	Description of Dividend Reinvestment Plan. (17)(28)

	(k)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(28)

	(l)	Form of BancorpSouth, Inc. Change in Control Agreement. (19)(28)

	(m)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (11)(28)

	(n)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(28)

	(o)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(28)

	(p)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(28)

	(q)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(28)

	(r)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (22)(28)

	(s)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (23)(28)

	(t)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (24)(28)

	(u)	BancorpSouth, Inc. 1994 Stock Incentive Plan Restricted Stock Agreement with Aubrey B. Patterson. (25)(28)

	(v)	BancorpSouth, Inc. Executive Performance Incentive Plan. (26)(28)

	(w)	BancorpSouth, Inc. Deferred Directors' Fee Unfunded Plan. (11)(28)

	(x)	Premier Bancorp, Inc. 1998 Stock Option Plan. (27)(28)

	(y)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (27)(28)

	(z)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (27)

	(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (27)(28)

(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Independent Accountants.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 0-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(15)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(17)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.

(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(27)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(28)	Compensatory plans or arrangements.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.
DATE: March 15, 2010	By:	/s/ Aubrey B. Patterson
Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2010

/s/ William L. Prater William L. Prater	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 15, 2010

/s/ Gary C. Bonds Gary C. Bonds	Senior Vice President and Principal Accounting Officer	March 15, 2010

/s/ James E. Campbell III James E. Campbell III	Director	March 15, 2010

/s/ Hassell H. Franklin Hassell H. Franklin	Director	March 15, 2010

/s/ W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	March 15, 2010

/s/ James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	March 15, 2010

/s/ Larry G. Kirk Larry G. Kirk	Director	March 15, 2010

/s/ Turner O. Lashlee Turner O. Lashlee	Director	March 15, 2010

/s/ Guy W. Mitchell Guy W. Mitchell, III	Director	March 15, 2010

/s/ R. Madison Murphy R. Madison Murphy	Director	March 15, 2010

/s/ Robert C. Nolan Robert C. Nolan	Director	March 15, 2010

/s/ W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	March 15, 2010

/s/ Alan W. Perry Alan W. Perry	Director	March 15, 2010

INDEX TO EXHIBITS

Exhibit No.		Description
(2)		Agreement and Plan of Merger, dated as of October 31, 2006, between BancorpSouth, Inc. and City Bancorp, Inc. (1)

(3)	(a)	Restated Articles of Incorporation, as amended. (2)

	(b)	Bylaws, as amended and restated. (3)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (4)

	(d)	Amendment No. 2 to Amended and Restated Bylaws (5)

	(e)	Amendment No. 3 to Amended and Restated Bylaws (5)

(4)	(a)	Specimen Common Stock Certificate. (6)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (7)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (8)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (9)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (10)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (10)

	(h)	Junior Subordinated Debt Security Specimen. (10)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (10)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (11)(28)

	(b)	1994 Stock Incentive Plan, as amended and restated. (12)(28)

	(c)	Form of Performance Share Award Agreement. (13)(28)

	(d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (14)(28)

	(e)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(28)

	(f)	BancorpSouth, Inc. 1998 Stock Option Plan (15)(28)

	(g)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (11)(28)

	(h)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (11)(28)

	(i)	BancorpSouth, Inc. Home Office Incentive Plan. (16)(28)

	(j)	Description of Dividend Reinvestment Plan. (17)(28)

	(k)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (18)(28)

	(l)	Form of BancorpSouth, Inc. Change in Control Agreement. (19)(28)

	(m)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (11)(28)

	(n)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (20)(28)

	(o)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (21)(28)

	(p)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (20)(28)

	(q)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (20)(28)

	(r)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (22)(28)

	(s)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (23)(28)

	(t)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (24)(28)

	(u)	BancorpSouth, Inc. 1994 Stock Incentive Plan Restricted Stock Agreement with Aubrey B. Patterson. (25)(28)

	(v)	BancorpSouth, Inc. Executive Performance Incentive Plan. (26)(28)

	(w)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (11)(28)

Exhibit No.		Description
	(x)	Premier Bancorp, Inc. 1998 Stock Option Plan. (27)(28)

	(y)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (27)(28)

	(z)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (27)(28)

	(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (27)(28)

(11)		Statement re computation of per share earnings.*

(21)		Subsidiaries of the Registrant.*

(23)		Consent of Independent Accountants.*

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 0-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(15)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(17)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.

(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(27)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(28)	Compensatory plans or arrangements.

*	Filed herewith.