Form 10-Q
period 2010-03-31
BANCORPSOUTH INC
filed 2010-05-06
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010, the registrant had outstanding 83,476,520 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to net interest revenue, estimates of fair value discount rates, fair values of held-to-maturity and available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, real estate values, fully-indexed interest rates, interest rate risk, average interest rate earned, interest rate sensitivity, calculation of economic value of equity, diversification of the Company’s revenue stream, liquidity needs and strategies, the Company’s net interest margin, payment of dividends, the impact of federal and state regulatory requirements for capital on the Company’s ability to meet its cash obligations, future acquisitions to further the Company’s business strategies and the consideration for any such transactions, additional share repurchases under the Company’s stock repurchase program, the impact of pending litigation and the implementation and effect of remedial actions to address the material weakness in internal control over financial reporting. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, conditions in the financial markets and economic conditions generally, the soundness of other financial institutions, levels of market volatility, the availability of capital if the Company elects or is compelled to seek additional capital, liquidity risk, the credit risk associated with real estate construction, estimates of costs and values associated with acquisition and development loans in the Company’s loan portfolio, the adequacy of the Company’s allowance for credit losses to cover actual credit losses, governmental regulation and supervision of the Company’s operations, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, the impact of hurricanes or other adverse weather events, risks in connection with completed or potential acquisitions, dilution caused by the Company’s issuance of any additional shares of its common stock to acquire other banks, bank holding companies, financial holding companies and insurance agencies, restrictions on the Company’s ability to declare and pay dividends, the Company’s growth strategy, diversification in the types of financial services the Company offers, competition with other financial services companies, interruptions or breaches in security of the Company’s information systems, the Company’s ability to improve its internal controls adequately, any requirement that the Company write down goodwill or other intangible assets and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$187,115	$222,741	$242,180
Interest bearing deposits with other banks	9,943	15,704	34,230
Held-to-maturity securities, at amortized cost	1,219,983	1,032,822	1,330,810
Available-for-sale securities, at fair value	891,221	960,772	993,529
Federal funds sold and securities purchased under agreement to resell	120,000	75,000	—
Loans and leases	9,756,081	9,822,986	9,759,787
Less: Unearned income	45,259	47,850	46,964
Allowance for credit losses	188,884	176,043	134,632

Net loans	9,521,938	9,599,093	9,578,191
Loans held for sale	80,312	80,343	168,769
Premises and equipment, net	339,860	343,877	348,734
Accrued interest receivable	69,022	68,651	77,503
Goodwill	270,097	270,097	269,062
Bank owned life insurance	189,022	187,770	184,026
Other assets	331,677	310,997	231,330

TOTAL ASSETS	$13,230,190	$13,167,867	$13,458,364

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,860,579	$1,901,663	$1,820,807
Interest bearing	4,589,029	4,323,646	4,005,620
Savings	768,302	725,192	719,676
Other time	3,776,251	3,727,201	3,545,871

Total deposits	10,994,161	10,677,702	10,091,974
Federal funds purchased and securities sold under agreement to repurchase	480,795	539,870	1,256,649
Short-term Federal Home Loan Bank and other short-term borrowings	2,500	203,500	210,000
Accrued interest payable	17,972	19,588	22,841
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	112,760	112,771	286,302
Other liabilities	196,806	177,828	174,627

TOTAL LIABILITIES	11,965,306	11,891,571	12,202,705

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized — 500,000,000 shares; Issued — 83,462,120 83,450,296 and 83,124,534 shares, respectively	208,655	208,626	207,811
Capital surplus	223,307	222,547	216,138
Accumulated other comprehensive loss	(10,645)	(8,409)	(23,620)
Retained earnings	843,567	853,532	855,330

TOTAL SHAREHOLDERS’ EQUITY	1,264,884	1,276,296	1,255,659

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,230,190	$13,167,867	$13,458,364

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$126,956	$129,209
Deposits with other banks	21	70
Federal funds sold and securities purchased under agreement to resell	82	1
Held-to-maturity securities:
Taxable	9,415	13,031
Tax-exempt	2,461	2,111
Available-for-sale securities:
Taxable	8,385	9,038
Tax-exempt	832	883
Loans held for sale	506	1,275

Total interest revenue	148,658	155,618

INTEREST EXPENSE:
Deposits:
Interest bearing demand	9,392	12,248
Savings	889	936
Other time	21,529	25,833
Federal funds purchased and securities sold under agreement to repurchase	228	572
Federal Home Loan Bank borrowings	1,880	2,823
Junior subordinated debt	2,855	2,955
Other	3	375

Total interest expense	36,776	45,742

Net interest revenue	111,882	109,876
Provision for credit losses	43,519	14,945

Net interest revenue, after provision for credit losses	68,363	94,931

NONINTEREST REVENUE:
Mortgage lending	5,025	7,652
Credit card, debit card and merchant fees	8,810	8,348
Service charges	16,262	16,755
Trust income	2,587	2,209
Security gains, net	1,297	5
Insurance commissions	21,668	22,645
Other	7,683	10,204

Total noninterest revenue	63,332	67,818

NONINTEREST EXPENSE:
Salaries and employee benefits	69,287	71,363
Occupancy, net of rental income	10,775	9,999
Equipment	5,739	6,222
Deposit insurance assessments	4,250	3,126
Other	30,432	29,268

Total noninterest expense	120,483	119,978

Income before income taxes	11,212	42,771
Income tax expense	2,816	13,294

Net income	$8,396	$29,477

Earnings per share: Basic	$0.10	$0.35

Diluted	$0.10	$0.35

Dividends declared per common share	$0.22	$0.22

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$8,396	$29,477
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	43,519	14,945
Depreciation and amortization	7,547	7,688
Deferred taxes	(6,328)	9,826
Amortization of intangibles	1,015	1,360
Amortization of debt securities premium and discount, net	1,268	1,228
Share-based compensation expense	567	591
Security gains, net	(1,297)	(5)
Net deferred loan origination expense	(2,371)	(2,286)
Excess tax benefit from exercise of stock options	(21)	(23)
(Increase) decrease in interest receivable	(371)	1,680
Increase (decrease) in interest payable	(1,616)	2,086
Realized gain on student loans sold	—	(1,692)
Proceeds from student loans sold	—	62,080
Origination of student loans held for sale	—	(31,873)
Realized gain on mortgages sold	(2,041)	(5,992)
Proceeds from mortgages sold	208,825	426,154
Origination of mortgages held for sale	(207,400)	(424,306)
Increase in bank-owned life insurance	(1,252)	(1,754)
Decrease in prepaid pension asset	395	561
Decrease in prepaid deposit insurance assessments	3,830	—
Other, net	2,072	(10,280)

Net cash provided by operating activities	54,737	79,465

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	106,558	9,637
Proceeds from calls and maturities of available-for-sale securities	142,641	41,210
Purchases of held-to-maturity securities	(293,816)	(7,154)
Purchases of available-for-sale securities	(77,220)	(48,709)
Net (increase) decrease in loans and leases	36,004	(33,399)
Purchases of premises and equipment	(3,567)	(5,608)
Proceeds from sale of premises and equipment	42	622
Acquisition of businesses, net of cash acquired	—	(96)
Other, net	—	(64)

Net cash provided by (used in) investing activities	(89,358)	(43,561)

Financing activities:
Net increase in deposits	316,459	380,102
Net (decrease) increase in short-term debt and other liabilities	(305,075)	(426,237)
Repayment of long-term debt	(11)	(10)
Issuance of common stock	201	316
Excess tax benefit from exercise of stock options	21	23
Payment of cash dividends	(18,361)	(18,285)

Net cash used in financing activities	(6,766)	(64,091)

Decrease in cash and cash equivalents	(41,387)	(28,187)
Cash and cash equivalents at beginning of period	238,445	304,597

Cash and cash equivalents at end of period	$197,058	$276,410

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Certain 2009 amounts have been reclassified to conform with the 2010 presentation.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Risk Advantage, Inc. and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.
NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	March 31,		December 31,
	2010	2009	2009
	(In thousands)
Commercial and industrial	$1,515,404	$1,437,006	$1,514,419
Real estate
Consumer mortgages	2,014,085	2,037,439	2,017,067
Home equity	549,924	519,528	550,085
Agricultural	266,649	238,466	262,069
Commercial and industrial-owner occupied	1,423,098	1,455,422	1,449,554
Construction, acquisition and development	1,428,882	1,692,526	1,459,503
Commercial	1,809,660	1,660,211	1,806,766
Credit cards	101,464	98,450	108,086
All other	646,915	620,739	655,437

Total	$9,756,081	$9,759,787	$9,822,986

The Company does not have any loan concentrations, other than those reflected in the preceding table, which exceed 10% of total loans. At March 31, 2010, approximately 44% of the Company’s geographic loan distribution was concentrated in its Mississippi market.
A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in market conditions in these areas.

Non-performing loans and leases (“NPL”s) consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition. The following table presents information concerning NPLs as of the dates indicated:

	March 31,		December 31,
	2010	2009	2009
	(In thousands)
Non-accrual loans and leases	$199,637	$38,936	$144,013
Loans and leases 90 days or more past due, still accruing	20,452	27,299	36,301
Restructured loans and leases still accruing	15,576	7,581	6,161

Total non-performing loans	$235,665	$73,816	$186,475

The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. At March 31, 2010, the Company’s geographic NPL distribution was concentrated primarily in its Alabama and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in Northwest Mississippi.
Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”) are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and include troubled debt restructurings (“TDRs”). The Company’s recorded investment in loans considered impaired at March 31, 2010 and December 31, 2009 was $171.3 million and $128.5 million, respectively, with recorded valuation allowances of $30.8 million and $22.7 million, respectively. Impaired loans that were characterized as TDRs totaled $90.4 million and $72.6 million at March 31, 2010 and December 31, 2009, respectively.
At both March 31, 2010 and December 31, 2009, other real estate owned which had been acquired, usually through foreclosure, from borrowers totaled $59.3 million. Substantially all of these amounts related to one-to-four family residential properties and development projects that were either completed or were in various stages of construction. The Company incurred total foreclosed property expenses of $3.5 million and $2.3 million at March 31, 2010 and 2009, respectively. Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.7 million and $1.5 million at March 31, 2010 and 2009, respectively.
NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2010	2009	2009
	(In thousands)
Balance at beginning of period	$176,043	$132,793	$132,793
Provision charged to expense	43,519	14,945	117,324
Recoveries	701	1,045	4,139
Loans and leases charged off	(31,379)	(14,151)	(78,213)

Balance at end of period	$188,884	$134,632	$176,043

NOTE 4 – SECURITIES
A comparison of amortized cost and estimated fair values of held-to-maturity securities as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$983,178	$33,105	$572	$1,015,711
Obligations of states and political subdivisions	236,805	6,363	730	242,439

Total	$1,219,983	$39,468	$1,302	$1,258,150

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$798,660	$39,685	$—	$838,345
Obligations of states and political subdivisions	234,162	6,238	670	239,730

Total	$1,032,822	$45,923	$670	$1,078,075

Gross gains of approximately $15,000 and no gross losses were recognized on held-to-maturity securities during the first three months of 2010, while gross gains of approximately $3,000 and gross losses of approximately $2,000 were recognized during the first three months of 2009. These gains and losses were a result of held-to-maturity securities being called prior to maturity.
The amortized cost and estimated fair value of held-to-maturity securities at March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$433,090	$441,039
Maturing after one year through five years	449,111	471,811
Maturing after five years through ten years	143,214	145,013
Maturing after ten years	194,568	200,287

Total	$1,219,983	$1,258,150

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$473,284	$16,567	$—	$489,851
Government agency issued residential mortgage-backed securities	243,353	7,348	463	250,238
Government agency issued commercial mortgage-backed securities	20,544	661	92	21,113
Obligations of states and political subdivisions	111,152	1,666	405	112,413
Collateralized debt obligations	1,449	—	—	1,449
Other	15,600	558	—	16,157

Total	$865,382	$26,800	$960	$891,221

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$493,970	$18,325	$207	$512,088
Government agency issued residential mortgage-backed securities	282,634	9,906	122	292,418
Government agency issued commercial mortgage-backed securities	18,229	693	85	18,837
Obligations of states and political subdivisions	109,751	1,589	502	110,838
Collateralized debt obligations	2,125	—	—	2,125
Other	23,967	500	1	24,466

Total	$930,676	$31,013	$917	$960,772

Gross gains of $1.96 million and gross losses of approximately $676,000 were recognized on available-for-sale securities during the first three months of 2010, while gross gains of approximately $4,000 and no gross losses were recognized during the first three months of 2009.
The amortized cost and estimated fair value of available-for-sale securities at March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after ten years.

	March 31, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$68,468	$69,692
Maturing after one year through five years	459,805	477,408
Maturing after five years through ten years	131,749	133,838
Maturing after ten years	205,360	210,283

Total	$865,382	$891,221

The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at March 31, 2010:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Held-to-maturity securities:
U.S. Government agencies	$223,093	$(572)	$—	$—	$223,093	$(572)
Obligations of states and political subdivisions	21,139	(335)	9,001	(395)	30,140	(730)

Total	$244,232	$(907)	$9,001	$(395)	$253,233	$(1,302)

Available-for-sale securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Government agency issued residential mortgage-backed securities	61,160	(384)	$2,661	(79)	63,821	(463)
Government agency issued commercial mortgage-backed securities	3,071	(26)	2,282	(66)	5,353	(92)
Obligations of states and political subdivisions	34,995	(205)	2,409	(200)	37,404	(405)
Other		—	—	—	—	—

Total	$99,226	$(615)	$7,352	$(345)	$106,578	$(960)

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, the Company had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary. In the quarter ended March 31, 2010, approximately $676,000 was recorded as other-than-temporary impairment related to investments in pooled trust preferred securities.
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$8,396	83,404	$0.10	$29,477	83,107	$0.35

Effect of dilutive share- based awards	—	171		—	127

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$8,396	83,575	$0.10	$29,477	83,234	$0.35

NOTE 6 – COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2010			2009
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
			(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized (losses) gains arising during holding period	$(4,255)	$1,627	$(2,628)	$4,108	$(1,576)	$2,532
Less: Reclassification adjustment for net gains realized in net income	—	—	—	(5)	2	(3)
Recognized employee benefit plan net periodic benefit cost	634	(242)	392	1,210	(463)	747

Other comprehensive income	$(3,621)	$1,385	$(2,236)	$5,313	$(2,037)	$3,276

Net income			8,396			29,477

Comprehensive income			$6,160			$32,753

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2010 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2009	$217,618	$52,479	$270,097
Goodwill recorded during the period	—	—	—

Balance as of March 31, 2010	$217,618	$52,479	$270,097

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$18,747	$27,801	$18,408
Customer relationship intangibles	32,511	19,736	32,511	19,060
Non-solicitation intangibles	600	600	600	600

Total	$60,912	$39,083	$60,912	$38,068

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$339	$517
Customer relationship intangibles	676	783
Non-solicitation intangibles	—	60

Total	$1,015	$1,360

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ended December 31, 2010 and the succeeding four years:

		Customer
	Core Deposit	Relationship
	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2010	$1,308	$2,601	$3,909
For year ended December 31, 2011	1,016	2,223	3,239
For year ended December 31, 2012	946	1,905	2,851
For year ended December 31, 2013	582	1,632	2,214
For year ended December 31, 2014	526	1,398	1,924

NOTE 8 – PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended
	March 31,
	2010	2009
	(In thousands)
Service cost	$1,803	$1,817
Interest cost	1,907	1,826
Expected return on assets	(3,487)	(2,797)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	85	75
Recognized net loss	544	1,130

Net periodic benefit costs	$857	$2,056

NOTE 9 – RECENT PRONOUNCEMENTS
In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets. This new accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new accounting standard is effective for fiscal years beginning after November 15, 2009. The adoption of this new accounting standard regarding accounting for transfers of financial assets has had no material impact on the financial position or results of operations of the Company.
In June 2009, the FASB issued a new accounting standard regarding consolidation of variable interest entities. This new accounting standard amends existing accounting literature regarding consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This new accounting standard is effective for fiscal years beginning after November 15, 2009. The adoption of this new accounting standard regarding consolidation of variable interest entities has had no material impact on the financial position or results of operations of the Company.
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
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2010 and 2009 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Three months ended March 31, 2010:
Results of Operations
Net interest revenue	$101,340	$148	$10,394	$111,882
Provision for credit losses	41,948	—	1,571	43,519

Net interest revenue after provision for credit losses	59,392	148	8,823	68,363
Noninterest revenue	26,292	21,735	15,305	63,332
Noninterest expense	77,609	17,403	25,471	120,483

Income (loss) before income taxes	8,075	4,480	(1,343)	11,212
Income taxes (benefit)	2,028	1,782	(994)	2,816

Net income (loss)	$6,047	$2,698	$(349)	$8,396

Selected Financial Information
Total assets (at end of period)	$10,774,812	$181,635	$2,273,743	$13,230,190
Depreciation and amortization	6,956	1,060	545	8,561

Three months ended March 31, 2009:
Results of Operations
Net interest revenue	$101,247	$189	$8,440	$109,876
Provision for credit losses	13,723	—	1,222	14,945

Net interest revenue after provision for credit losses	87,524	189	7,218	94,931
Noninterest revenue	27,456	22,613	17,749	67,818
Noninterest expense	76,371	17,588	26,019	119,978

Income (loss) before income taxes	38,609	5,214	(1,052)	42,771
Income taxes (benefit)	12,000	2,069	(775)	13,294

Net income (loss)	$26,609	$3,145	$(277)	$29,477

Selected Financial Information
Total assets (at end of period)	$11,041,535	$159,888	$2,256,941	$13,458,364
Depreciation and amortization	7,298	1,178	572	9,048
NOTE 11 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Data and assumptions used in the fair value calculation related to MSRs for the three months ended March 31, 2010 were as follows:

(Dollars in thousands)
Unpaid principal balance	$3,451,958
Weighted-average prepayment speed (CPR)	15.8
Discount rate (annual percentage)	10.3
Weighted-average coupon interest rate (percentage)	5.6
Weighted-average remaining maturity (months)	321.0
Weighted-average servicing fee (basis points)	28.9
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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2010	2009
	(In thousands)
Fair value as of January 1	$35,560	$24,972
Additions:
Origination of servicing assets	2,085	4,212
Changes in fair value:
Due to payoffs/paydowns	(1,302)	(1,938)
Due to change in valuation inputs or assumptions used in the valuation model	8	(1,511)
Other changes in fair value	(1)	(4)

Fair value as of March 31	$36,350	$25,731

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.7 million and $2.3 million and late and other ancillary fees of approximately $351,000 and $312,000 for the three months ended March 31, 2010 and 2009, respectively.
NOTE 12 – DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At March 31, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $127.6 million with a carrying value and fair value reflecting a gain of $36,000. At March 31, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $210.2 million with a carrying value and fair value reflecting a loss of $1.5 million. At March 31, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $86.0 million with a carrying value and fair value reflecting a gain of approximately $825,000. At March 31, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $188.6 million with a carrying value and fair value reflecting a gain of $2.6 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of March 31, 2010, the notional amount of customer related derivative financial instruments was $480.6 million with an average maturity of 80 months, an average interest receive rate of 2.6% and an average interest pay rate of 6.1%.
NOTE 13 – FAIR VALUE DISCLOSURES
“Fair value” is defined by FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity’s. Unobservable inputs are inputs that reflect the reporting entity’s assumptions about the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances. The hierarchy is broken down into the following three levels, based on the reliability of inputs:
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
Other real estate owned. Other real estate owned (“OREO”) is carried at the lower of cost or estimated fair value, less estimated selling costs and is subject to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of independent appraisals and other relevant factors. All of the Company’s OREO is classified as Level 3.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and 2009:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$489,851	$—	$489,851
Government agency issued residential mortgage-backed securities	—	250,237	—	250,237
Government agency issued commercial mortgage-backed securities	—	21,113	—	21,113
Obligations of states and political subdivisions	—	112,413	—	112,413
Collateralized debt obligations	—	—	1,449	1,449
Other	512	15,646	—	16,158
Mortgage servicing rights	—	—	36,350	36,350
Derivative instruments	—	28,263	1,053	29,316

Total	$512	$917,523	$38,852	$956,887

Liabilities:
Derivative instruments	$—	$28,546	$192	$28,738

	March 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$514,266	$—	$514,266
Government agency issued residential mortgage-backed securities	—	354,589	—	354,589
Government agency issued commercial mortgage-backed securities	—	18,828	—	18,828
Obligations of states and political subdivisions	—	80,159	—	80,159
Collateralized debt obligations	—	—	2,375	2,375
Other	197	23,115	—	23,312
Mortgage servicing rights	—	—	25,731	25,731
Derivative instruments	—	41,276	2,572	43,848

Total	$197	$1,032,233	$30,678	$1,063,108

Liabilities:
Derivative instruments	$—	$41,276	$1,464	$42,740

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2010 and 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$1,110	$2,125
Total net gains (losses) for the year to date included in:
Net income	790	(249)	(676)
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at March 31, 2010	$36,350	$861	$1,449

Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at March 31, 2010	$8	$(249)	$—

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains for the year to date included in:
Net income	759	1,791	—
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at March 31, 2009	$25,731	$1,108	$2,375

Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at March 31, 2009	$(3,449)	$1,791	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and 2009:

	March 31, 2010
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$80,312	$—	$80,312	$—
Impaired loans	—	—	140,444	140,444	(30,855)
Other real estate owned	—	—	59,269	59,269	(6,024)

	March 31, 2009
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$168,769	$—	$168,769	$—
Impaired loans	—	—	22,208	22,208	(5,252)
Other real estate owned	—	—	47,450	47,450	(2,039)

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following table presents carrying and fair value information at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Assets:
Cash and due from banks	$187,115	$187,115	$222,741	$222,741
Interest bearing deposits with other banks	9,943	9,943	15,704	15,704
Held-to-maturity securities	1,219,983	1,258,150	1,032,822	1,078,075
Available-for-sale securities	891,221	891,221	960,772	960,772
Federal funds sold and securities purchased under agreement to resell	120,000	120,000	75,000	75,000
Net loans and leases	9,521,938	9,597,419	9,599,093	9,744,673
Loans held for sale	80,312	80,345	80,343	80,429

Liabilities:
Noninterest bearing deposits	1,860,579	1,860,579	1,901,663	1,901,663
Savings and interest bearing deposits	5,357,331	5,357,331	5,048,838	5,048,838
Other time deposits	3,776,251	3,799,582	3,727,201	3,757,602
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	483,295	482,219	743,370	743,188
Long-term debt and other borrowings	273,072	287,727	273,174	290,622

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	36	36	806	806
Commitments to fund fixed rate mortgage loans	825	825	304	304
Interest rate swap position to receive	28,263	28,263	23,992	23,992
Interest rate swap position to pay	(28,546)	(28,546)	(24,258)	(24,258)
NOTE 15 – OTHER NONINTEREST INCOME AND EXPENSE
The following table details other noninterest income for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Annuity fees	$781	$1,350
Brokerage commissions and fees	1,317	978
Bank-owned life insurance	1,669	1,754
Other miscellaneous income	3,916	6,122

Total other noninterest income	$7,683	$10,204

The following table details other noninterest expense for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Advertising	$656	$965
Foreclosed property expense	3,538	2,302
Telecommunications	2,200	2,205
Public relations	1,648	1,547
Data processing	1,470	1,536
Computer software	1,704	1,811
Amortization of intangibles	1,015	1,360
Legal fees	1,328	1,058
Postage and shipping	1,360	1,259
Other miscellaneous expense	15,513	15,225

Total other noninterest expense	$30,432	$29,268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.2 billion in assets. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank’s insurance agency subsidiary also operates an office in Illinois. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2010 and 2009 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the past two years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and understands that the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. The impact was reflected in a decline in credit quality and the increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs, compared to the first three months of 2009. While these measures have increased, management believes that the Company is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall. Therefore, management will continue to focus on early identification and decisive resolution of potential credit issues.
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

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$148,658	$155,618
Total interest expense	36,776	45,742

Net interest income	111,882	109,876
Provision for credit losses	43,519	14,945
Noninterest income	63,332	67,818
Noninterest expense	120,483	119,978

Income before income taxes	11,212	42,771
Income taxes	2,816	13,294

Net income	$8,396	$29,477

Balance Sheet — Period-end balances:
Total assets	$13,230,190	$13,458,364
Total securities	2,111,204	2,324,339
Loans and leases, net of unearned income	9,710,822	9,712,823
Total deposits	10,994,161	10,091,974
Long-term debt	112,760	286,302
Total shareholders’ equity	1,264,884	1,255,659

Balance Sheet-Average Balances:
Total assets	$13,127,171	$13,324,878
Total securities	1,998,928	2,294,335
Loans and leases, net of unearned income	9,767,088	9,695,475
Total deposits	10,878,270	9,908,432
Long-term debt	112,764	286,305
Total shareholders’ equity	1,265,409	1,238,971

Common Share Data:
Basic earnings per share	$0.10	$0.35
Diluted earnings per share	0.10	0.35
Cash dividends per share	0.22	0.22
Book value per share	15.16	15.11
Dividend payout ratio	220.00%	62.86%

Financial Ratios (Annualized):
Return on average assets	0.26%	0.90%
Return on average shareholders’ equity	2.69	9.65
Total shareholders’ equity to total assets	9.56	9.33
Tangible shareholders’ equity to tangible assets	7.52	7.29
Net interest margin-fully taxable equivalent	3.88	3.74

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	1.26%	0.54%
Provision for credit losses to average loans and leases	1.78	0.62
Allowance for credit losses to net loans and leases	1.95	1.39
Allowance for credit losses to NPLs	80.15	182.39
Allowance for credit losses to non-performing assets (“NPAs”)	64.04	111.02
NPLs to net loans and leases	2.43	0.76
NPAs to net loans and leases	3.04	1.25

Captial Adequacy:
Tier I capital	11.12%	10.92%
Total capital	12.38	12.17
Tier I leverage capital	8.86	8.72

In addition to financial ratios defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company. Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets. Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. Management believes the ratio of tangible equity to tangible assets to be an important measure of financial strength of the Company. The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measures as reflected in the Company’s unaudited consolidated financial statements:

	March 31,
	2010	2009
	(In thousands)
Tangible Assets:
Total assets	$13,230,190	$13,458,364
Less: Goodwill	270,097	269,062
Other identifiable intangible assets	22,517	26,805

Total tangible assets	$12,937,576	$13,162,497

Tangible Shareholders’ Equity
Total shareholders’ equity	$1,264,884	$1,255,659
Less: Goodwill	270,097	269,062
Other identifiable intangible assets	22,517	26,805

Total tangible shareholders’ equity	$972,270	$959,792
FINANCIAL HIGHLIGHTS
The Company reported net income of $8.4 million for the first quarter of 2010, compared to net income of $29.5 million for the same quarter of 2009. The provision for credit losses was the most significant factor contributing to this decrease in earnings as the first quarter 2010 charge was $43.5 million compared to a charge of $14.9 million for the first quarter of 2009. The larger provision reflects the impact of a significant increase in NPLs, from $73.8 million at March 31, 2009 to $235.7 million at March 31, 2010, as the length and severity of the recession, as well as the lackluster current economic environment, has affected even some of the most well-established borrowers of the Company. This pressure has been particularly evident on real estate construction, acquisition, and development loans. Many of these loans are collateral dependent and the ongoing decline in real estate values continues to impact their carrying value. While encouraged by some recent indicators that suggest economic stabilization, management expects real estate values to remain under pressure, at least over the near term.
The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. During the first quarter of 2010, the Company experienced a $207.6 million decline in average interest earning assets and a $346.9 million decline in average interest costing liabilities when compared to the first quarter of 2009. As a result of a declining interest rate environment, average interest-bearing liabilities declining at a faster rate than average interest-earning assets and a 7.0% increase in average noninterest-bearing demand deposits, net interest revenue increased 1.8% to $111.9 million in the first quarter of 2010 compared to $109.9 million in the same quarter of 2009. While loan demand has been weak, the Company has managed to replace loan runoff with new loan production and has continued to benefit from its geographic expansion in recent years into attractive markets such as east Texas and southwest Louisiana.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue decreased 6.6% for the first quarter of 2010 compared to the first quarter of 2009. One of the primary contributors to the decrease in noninterest revenue was mortgage lending revenue, which decreased 34.3% to $5.0 million for the first quarter of 2010 compared to $7.7 million for the first quarter of 2009. The decrease in mortgage lending revenue was primarily a result of the decrease in mortgage originations, which fell to $207.4 million for the first quarter of 2010 compared to originations of $424.3 million for the same period of 2009. The majority of originations in the first quarter of 2009 were refinancings resulting from historically low mortgage interest rates.
Noninterest revenue was also adversely impacted by a 2.9% decrease in service charges for the first quarter of 2010 compared to the same period in 2009, as a result of lower volumes of items processed. The Company also experienced a 4.3% decrease in insurance commissions from $22.6 million for the first quarter of 2009 compared to $21.7 million for the same period in 2010, resulting from the soft market cycle experienced in the insurance industry. Net security gains of $1.3 million were reported in the first quarter of 2010 consisting of gains on the sale of available-for-sale securities of $2.0 million and the recognition of $0.7 million in other than temporary impairment on pooled trust preferred securities.
Noninterest expense increased by only 0.4% for the first quarter of 2010 compared to the same period in 2009. This increase in noninterest expense included the incremental costs related to the full-service branch bank offices opened since the end of the first quarter of 2009. The Company continues to focus attention on controlling noninterest expense. The major components of net income are discussed in more detail in the various sections that follow.
The Company’s capital and liquidity remained strong during the first quarter of 2010 as its total shareholders’ equity to total assets ratio increased to 9.56% at March 31, 2010, up from 9.33% at March 31, 2009. Also, demand deposits increased 10.7% contributing to an overall deposit increase of 8.9% at March 31, 2010 compared to March 31, 2009. This increase in deposits allowed the Company to reduce its reliance on short-term borrowings, which decreased $983.4 million, or 67.0% at March 31, 2010 compared to March 31, 2009.
RESULTS OF OPERATIONS
Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,767.1	$127.8	5.31%	$9,695.5	$130.1	5.44%
Loans held for sale	42.8	0.5	4.80%	178.2	1.3	2.90%
Held-to-maturity securities:
Taxable (3)	851.5	9.5	4.54%	1,146.8	13.1	4.65%
Non-taxable (4)	215.2	3.8	7.13%	182.1	3.2	7.23%
Available-for-sale securities:
Taxable	859.8	8.4	3.96%	891.7	9.0	4.11%
Non-taxable (5)	72.3	1.3	7.16%	73.8	1.4	7.46%
Federal funds sold, securities purchased under agreement to resell and short-term investments	170.7	0.1	0.24%	19.1	0.1	1.51%

Total interest earning assets and revenue	11,979.4	151.4	5.12%	12,187.2	158.2	5.26%
Other assets	1,340.6			1,277.5
Less: allowance for credit losses	(193.0)			(139.8)

Total	$13,127.0			$13,324.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,568.1	$9.4	0.83%	$4,090.8	$12.2	1.21%
Savings	748.3	0.9	0.48%	697.7	0.9	0.54%
Other time	3,741.9	21.5	2.33%	3,419.2	25.8	3.06%
Federal funds purchased,securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	564.2	0.6	0.42%	1,588.2	1.0	0.24%
Junior subordinated debt securities	160.3	2.9	7.22%	160.3	3.0	7.48%
Long-term FHLB borrowings	112.8	1.5	5.48%	286.3	2.8	3.98%

Total interest bearing liabilities and expense	9,895.6	36.8	1.51%	10,242.5	45.7	1.81%
Demand deposits — noninterest bearing	1,819.9			1,700.8
Other liabilities	146.2			142.6

Total liabilities	11,861.7			12,085.9
Shareholders’ equity	1,265.4			1,239.0

Total	$13,127.1			$13,324.9

Net interest revenue-FTE		$114.6			$112.5

Net interest margin-FTE			3.88%			3.74%
Net interest rate spread			3.62%			3.45%
Interest bearing liabilities to interest earning assets			82.61%			84.04%

(1)	Includes taxable equivalent adjustment to interest of approximately $0.8 million for both of the three months ended March 31, 2010 and 2009, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of approximately $0.1 million for both of the three months ended March 31, 2010 and 2009, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of approximately $1.3 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of approximately $0.4 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three month period ended March 31, 2010 increased $2.1 million, or 1.9%, compared to the same period in 2009. This slight increase in net interest revenue for the first quarter of 2010 was primarily a result of the increase in low cost demand deposits coupled with the decline in other time deposits and short-term borrowing rates which more than offset the declining loan and investment yields experienced by the Company as a result of reduced interest rates.
Interest revenue-FTE for the three-month period ended March 31, 2010 decreased $6.9 million, or 4.3%, compared to the same period in 2009. The decrease in interest revenue-FTE was primarily a result of the declining loan yields as interest rates were at historically low levels resulting in an overall decrease in the yield on average interest-earning assets of 14 basis points for the three-month period ended March 31, 2010, compared to the same period in 2009. Average interest-earning assets decreased $207.8 million, or 1.7%, for the three-month period ended March 31, 2010 compared to the same period in 2009. The decrease in average interest earning assets for the first quarter of 2010 was primarily a result of the decrease in loans held for sale as the Company sold its remaining portfolio of student loans, lower levels of mortgages held for sale resulting from lower production volume and lower levels of held-to-maturity securities as the proceeds from some maturing securities were used to pay off short-term borrowings.
Interest expense for the three-month period ended March 31, 2010 decreased $8.9 million, or 19.5%, compared to the same period in 2009. The decrease in interest expense was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposit and short-term borrowing rates resulting in an overall decrease in the average rate paid of 30 basis points for the first quarter of 2010. Average interest bearing liabilities decreased $346.9 million, or 3.4%, for the three-month period ended March 31, 2010 compared to the same period in 2009. The decrease in average interest bearing liabilities was primarily a result of the decrease in short-term borrowings, with this decrease somewhat offset by the increase in lower cost interest bearing demand deposits.
Net interest margin increased to 3.88% for the three months ended March 31, 2010 from 3.74% for the same period in 2009. The increase in the net interest margin for the first quarter of 2010 was a result of the Company’s ability to reduce higher rate time deposits while increasing lower cost demand deposits and short-term Federal Home Loan Bank (“FHLB”) and other borrowings. The Company also experienced a decrease in average earning assets, primarily as a result of the decrease in loans held for sale as the Company sold its remaining portfolio of student loans and lower levels of mortgages held for sale resulting from lower production volume.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at March 31, 2010:

	Interest Rate Sensitivity — Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$9,943	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	120,000	—	—	—
Held-to-maturity securities	189,914	256,403	484,751	288,915
Available-for-sale and trading securities	41,533	65,127	379,314	405,246
Loans and leases, net of unearned income	4,987,168	1,649,204	2,836,360	238,091
Loans held for sale	53,452	346	2,083	24,432

Total interest earning assets	5,402,009	1,971,080	3,702,508	956,684

Interest bearing liabilities:
Interest bearing demand deposits and savings	5,357,331	—	—	—
Other time deposits	670,918	1,795,220	1,308,904	1,209
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	481,795	1,500	—	—
Long-term FHLB borrowings and junior subordinated debt securities	—	—	56,260	216,812
Other	—	—	—	88

Total interest bearing liabilities	6,510,044	1,796,720	1,365,164	218,109

Interest rate sensitivity gap	$(1,108,035)	$174,360	$2,337,344	$738,575

Cumulative interest sensitivity gap	$(1,108,035)	$(933,675)	$1,403,669	$2,142,244

In the event interest rates increase after March 31, 2010, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets. Conversely, in the event interest rates decrease after March 31, 2010, based on this interest rate sensitivity gap, the Company would likely experience increased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at March 31, 2010 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates. The Company was able to manage its liability sensitivity during the first quarter of 2010 by reducing low rate, short-term borrowings and extending the average maturity of time deposits.
As of March 31, 2010, the Bank had approximately $2.6 billion in variable rate loans whose interest rate was determined by a floor, or minimum rate. This portion of the loan portfolio had an average interest rate earned of 4.43%, an average maturity of 26 months and a fully-indexed interest rate of 3.68% at March 31, 2010. The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise. Examples of key indices include the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate. The Bank’s average interest rate earned will be impacted by the timing and magnitude of a rise in key indices.
Interest Rate Risk Management
Interest rate risk refers to the potential changes in net interest income and the economic value of equity (“EVE”) resulting from adverse movements in interest rates. EVE is defined as the net present value of the balance sheet’s cash flow. EVE is calculated by discounting projected principal and interest cash flows under the current interest rate environment. The present value of asset cash flows less the present value of liability cash flows derives the net present value of the Company’s balance sheet. The Company’s Asset / Liability Committee utilizes financial simulation models to measure interest rate exposure. These models are designed to simulate the cash flow and accrual characteristics of the Company’s balance sheet. In addition, the models incorporate assumptions about the direction and volatility of interest rates, the slope of the yield curve, and the changing composition of the Company’s balance sheet arising from both strategic plans and customer behavior. Finally, management makes assumptions regarding loan and deposit growth, pricing, and prepayment speeds.
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 basis points. The impact of a minus 200 basis point rate shock as of March 31, 2010 and 2009 was not considered meaningful because of the historically low interest rate environment. Variances were calculated from the base case scenario, which reflected prevailing market rates. Management assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2010	March 31, 2009
+200 basis points	-2.8%	-5.8%
-200 basis points	n/a	n/a

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2010	March 31, 2009
+200 basis points	-10.5%	-9.9%
-200 basis points	n/a	n/a
In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon. The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2010	March 31, 2009
+200 basis points	-3.1%	-5.2%
-200 basis points	n/a	n/a
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
As a result of the deteriorating housing market and the negative impact that the weakened economy has had on builders and developers, management placed additional focus on the real estate construction, acquisition and development portfolio during the first quarter of 2010 in connection with estimating the adequacy of the allowance for credit losses because of the credit risks associated with this portfolio.
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
The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$176,043	$132,793

Loans and leases charged off:
Commercial and industrial	(2,169)	(1,147)
Real estate
Consumer mortgages	(4,598)	(4,073)
Home equity	(1,683)	(1,153)
Agricultural	(207)	(37)
Commercial and industrial-owner occupied	(2,465)	(836)
Construction, acquisition and development	(15,769)	(4,377)
Commercial	(2,278)	(560)
Credit cards	(1,160)	(1,158)
All other	(1,050)	(810)

Total loans charged off	(31,379)	(14,151)

Recoveries:
Commercial and industrial	63	179
Real estate
Consumer mortgages	64	220
Home equity	52	3
Agricultural	—	2
Commercial and industrial-owner occupied	7	8
Construction, acquisition and development	56	86
Commercial	12	56
Credit cards	150	138
All other	297	353

Total recoveries	701	1,045

Net charge-offs	(30,678)	(13,106)

Provision charged to operating expense	43,519	14,945

Balance, end of period	$188,884	$134,632

Average loans for period	$9,767,088	$9,695,475

Ratios:
Net charge-offs to average loans (annualized)	1.26%	0.54%
Provision for credit losses to average loans and leases, net of unearned (annualized)	1.78%	0.62%
Allowance for credit losses to loans and leases, net of unearned	1.95%	1.39%
The increase in the provision for credit losses in the first quarter of 2010 compared to the first quarter of 2009 was primarily a result of the increased credit risk experienced by the Company attributable to the length and severity of the recession, as well as the lackluster prevailing economic environment. Increases in net charge-offs in the first quarter of 2010 along with a significant increase in NPLs resulted in a provision for credit losses of $43.5 million compared to a provision of $14.9 million in the same quarter of 2009. Annualized net charge-offs as a percentage of average loans and leases increased to 1.26% for the first quarter of 2010 compared to net charge-offs of 0.54% in the same quarter of 2009. The Company continues to experience increased losses within the real estate construction, acquisition and development segment of its loan portfolio and in its consumer mortgage portfolio. The real estate construction, acquisition and development and the consumer mortgage portfolios experienced increased losses in the first quarter of 2010 compared to the same period in 2009, as a result of declining collateral values related to the real estate securing these loans, as well as the negative impact that the weakened economy and housing market has had on builders and developers. While some recent indicators suggest economic stabilization, management expects real estate values to remain under pressure, at least over the near term.
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

	March 31,				December 31,
	2010		2009		2009
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$21,872	14.87%	$18,785	15.57%	$21,154	15.11%
Real estate
Consumer mortgages	36,250	20.88%	30,523	20.98%	37,048	20.53%
Home equity	6,641	5.52%	5,896	5.35%	7,218	5.60%
Agricultural	3,992	2.60%	3,240	2.46%	4,192	2.67%
Commercial and industrial-owner occupied	23,715	14.62%	20,072	14.98%	22,989	14.76%
Construction, acquisition and development	53,706	15.64%	29,032	17.43%	46,193	14.86%
Commercial	28,309	18.06%	18,439	17.09%	26,694	18.39%
Credit cards	3,268	1.05%	1,473	1.01%	3,481	1.10%
All other	11,131	6.76%	7,172	5.13%	7,074	6.98%

Total	$188,884	100.00%	$134,632	100.00%	$176,043	100.00%

Noninterest Revenue
The components of noninterest revenue for the three months ended March 31, 2010 and 2009 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2010	2009	% Change
	(Dollars in thousands)
Mortgage lending	$5,025	$7,652	(34.3)%
Credit card, debit card and merchant fees	8,810	8,348	5.5
Service charges	16,262	16,755	(2.9)
Trust income	2,587	2,209	17.1
Securities gains, net	1,297	5	N/M
Insurance commissions	21,668	22,645	(4.3)
Annuity fees	781	1,350	(42.1)
Brokerage commissions and fees	1,317	978	34.7
Bank-owned life insurance	1,669	1,754	(4.8)
Other miscellaneous income	3,916	6,122	(36.0)

Total noninterest revenue	$63,332	$67,818	(6.6)%

N/M=Not meaningful
The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Mortgage loan origination volumes of $207.4 million and $424.3 million produced origination revenue of $3.4 million and $8.5 million for the quarters ended March 31, 2010 and 2009, respectively. Origination volumes for the first quarter of 2009 were driven by significant volumes of refinancings during that low mortgage rate period.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans. Revenue from the servicing of loans was $2.9 million and $2.6 million for the quarters ended March 31, 2010 and 2009, respectively. Mortgage lending revenue is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. Decreases in value from principal payments, prepayments and payoffs were $1.3 million and $1.9 million for the quarters ended March 31, 2010 and 2009, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs was virtually unchanged during the first quarter of 2010 and decreased $1.5 million for the quarter ended March 31, 2009.

The following tables present the Company’s mortgage lending operations for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
	Amount	Amount	% Change
	(Dollars in thousands)
Production revenue:
Origination	$3,426	$8,521	(59.8)%
Servicing	2,893	2,579	12.2
Payoffs/Paydowns	(1,302)	(1,938)	(32.8)
Total	5,017	9,162	(45.2)
Market value adjustment	8	(1,510)	NM

Mortgage lending revenue	$5,025	$7,652	(34.3)

	(Dollars in millions)
Origination volume	$207	$424	(51.2)

Mortgage loans serviced at period-end	$3,451	$3,133	10.2

NM=Not meaningful
Credit card, debit card and merchant fees increased for the comparable three-month periods as a result of an increase in the number and monetary volume of items processed. Service charges on deposit accounts decreased for the comparable periods as a result of a lower volume of items processed. Trust income increased for the comparable periods primarily as a result of increases in the value of assets under management or in custody. The decrease in insurance commissions for the comparable periods was primarily attributable to lower insurance premiums resulting in reduced commissions paid by the underwriters in a soft insurance market.
Annuity fees decreased for the comparable three-month periods as a result of the prevailing interest rate environment. Brokerage commissions and fees increased for the comparable three-month periods as activity increased as the financial markets recovered somewhat. Bank-owned life insurance revenue decreased during the first three months of 2010 compared to the same period in 2009 as a result of the Company recording life insurance proceeds of $1.4 million, net of cash surrender value.

Noninterest Expense
The components of noninterest expense for the three months ended March 31, 2010 and 2009 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2010	2009	% Change
	(Dollars in thousands)
Salaries and employee benefits	$69,287	$71,363	(2.9)%
Occupancy, net	10,775	9,999	7.8
Equipment	5,739	6,222	(7.8)
Deposit insurance assessments	4,250	3,126	36.0
Advertising	656	965	(32.0)
Foreclosed property expense	3,538	2,302	53.7
Telecommunications	2,200	2,205	(0.2)
Public relations	1,648	1,547	6.5
Data processing	1,470	1,536	(4.3)
Computer software	1,704	1,811	(5.9)
Amortization of intangibles	1,015	1,360	(25.4)
Legal fees	1,328	1,058	25.5
Postage and shipping	1,360	1,259	8.0
Other miscellaneous expense	15,513	15,225	1.9

Total noninterest expense	$120,483	$119,978	0.4%

Salaries and employee benefits expense for the three months ended March 31, 2010 decreased slightly compared to the same period in 2009, primarily because the Company employed fewer people at March 31, 2010. Equipment expense decreased for the comparable three-month period primarily because of decreased depreciation. The increase in deposit insurance assessments for the three-months ended March 31, 2010 was primarily a result of deposit growth, accrual adjustments and a slightly higher assessment rate. While the Company experienced some minor fluctuations in various components of other noninterest expense including advertising, legal, data processing, and amortization of intangibles, total noninterest expense remained relatively static the first three months ended 2010, compared with the same period in 2009.
Income Tax
Income tax expense was $2.8 million for the first quarter of 2010, a 78.8% decrease from $13.3 million for the first quarter of 2009. The decrease in income tax expense for the first quarter of 2010, compared to the first quarter of 2009, was a result of the decrease in net income before tax, as net income before tax decreased 73.8% from the first quarter 2010 to the first quarter of 2009. The effective tax rates for the first quarters of 2010 and 2009 were 25.1% and 31.1%, respectively. The decrease in the effective tax rate for the first quarter of 2010 compared to the first quarter of 2009 was a result of nontaxable income remaining relatively stable while taxable income decreased.
FINANCIAL CONDITION
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 2010 were $12.0 billion, or 91.0% of total assets, compared with $11.9 billion, or 90.7% of total assets, at December 31, 2009.
Loans and Leases
The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 81.9% of average earning assets during the first quarter of 2010. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease and applies these procedures in a disciplined manner. The Company’s loans and leases are widely diversified by borrower and industry. At March 31, 2010, 44.0% of the Company’s loans and leases were located within the Mississippi market with the remainder of the Company’s loans and leases spread over the Bank’s geographic footprint in seven other states. Loans and leases, net of unearned income, totaled $9.7 billion at March 31, 2010, representing a slight decrease from $9.8 billion at December 31, 2009. The decrease in loans and leases, net of unearned income, was primarily a result of the continued low loan demand in the markets served by the Company; however, the Company was able to replace natural loan runoff with new loan production.
The following table shows the composition of the Company’s gross loans and leases by collateral type at the dates indicated:

	March 31,		December 31,
	2010	2009	2009
	(In thousands)
Commercial and industrial	$1,515,404	$1,437,006	$1,514,419
Real estate
Consumer mortgages	2,014,085	2,037,439	2,017,067
Home equity	549,924	519,528	550,085
Agricultural	266,649	238,466	262,069
Commercial and industrial-owner occupied	1,423,098	1,455,422	1,449,554
Construction, acquisition and development	1,428,882	1,692,526	1,459,503
Commercial	1,809,660	1,660,211	1,806,766
Credit cards	101,464	98,450	108,086
All other	646,915	620,739	655,437

Total	$9,756,081	$9,759,787	$9,822,986

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
Real Estate – Consumer Mortgages — Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of 3 to 5 years. The loans are secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding declined during 2009 as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity — Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are located in the local market areas of the community bank originating and servicing the loan. The Bank has not purchased home equity loans from brokers or other lending institutions.
Real Estate – Agricultural — Agricultural loans include loans to purchase agricultural land and production lines secured by farm land. Agricultural loans outstanding remain stable.
Real Estate – Commercial and Industrial-Owner Occupied — Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.
Real Estate – Construction, Acquisition and Development — Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest only terms. The Bank engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular. Sales of finished houses slowed during 2009 and activity remained slow during the first quarter of 2010 which has resulted in lower demand for residential lots and development land. The Company curtailed the origination of new construction and development projects significantly during 2009 and the Company maintained that stance during the first quarter of 2010.
Real Estate – Commercial — Commercial loans include loans to finance income-producing commercial and multi-family properties. Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower. The Bank’s exposure to national retail tenants is minimal. The Bank has not purchased commercial real estate loans from brokers or third-party originators.
Credit Cards — Credit cards include consumer MasterCard accounts, Visa accounts and private label accounts for local merchants. The Bank offers credit cards primarily to its deposit and loan customers. Credit card balances outstanding continue to be stable.
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
NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s weakened financial condition. The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. The Bank’s NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties. The Bank’s NPAs, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each period presented:

	March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Non-accrual loans and leases	$199,637	$38,936	$144,013
Loans 90 days or more past due, still accruing	20,452	27,299	36,301
Restructured loans and leases, but accruing	15,576	7,581	6,161

Total NPLs	235,665	73,816	186,475

Other real estate owned	59,269	47,450	59,265

Total NPAs	$294,934	$121,266	$245,740

NPLs to net loans and leases	2.43%	0.76%	1.91%
NPAs to net loans and leases	3.04%	1.25%	2.51%
NPLs continued to increase at March 31, 2010 compared to December 31, 2009 and March 31, 2009. NPLs were $235.7 million at the end of the first quarter of 2010, an increase of $49.2 million from the end of fourth quarter and an increase of $161.8 million from March 31, 2009. Included in NPLs at March 31, 2010 were $171.3 million of loans that had been subjected to impairment testing. These impaired loans had a specific reserve of $30.8 million included in the allowance for credit losses of $188.9 million at March 31, 2010, and were net of $38.9 million in partial charge-downs previously taken on these impaired loans. NPLs at December 31, 2009 included $128.5 million of loans that had been subjected to impairment testing. These impaired loans had a specific reserve of $22.7 million included in the allowance for credit losses of $176.0 million at December 31, 2009. NPLs at March 31, 2009 included $27.5 million of loans that had been subjected to impairment testing. These impaired loans had a specific reserve of $5.3 million included in the allowance for credit losses of $134.6 million at March 31, 2009.
The increase in other real estate owned from March 31, 2009 to March 31, 2010 is reflective of the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure. The increase in non-accrual loans from March 31, 2009 to March 31, 2010 also reflects the effects of the recent economic environment on the Bank’s loan portfolio as a significant portion of the rise in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, primarily in the Bank’s more urban markets in the fourth quarter of 2009 and the first quarter of 2010. These problems resulted primarily from declines in appraised real estate values, decreased liquidity of certain borrowers and certain other borrower specific factors. Of the Bank’s real estate construction, acquisition and development loans, which totaled $1.4 billion at March 31, 2010, $637.7 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi. These areas have experienced a higher incidence of non-performing loans, primarily as a result of a severe downturn in the housing market. Of the Company’s total non-performing loans of $235.7 million at March 31, 2010, $135.1 million were loans made within these markets. These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration. Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to remain focused on early identification and effective resolution of potential credit problems. For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs. At March 31, 2010, $90.4 million restructured loans were included in the loans 90 days or more past due or non-accrual loan category.
At March 31, 2010, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses but does not consider these factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At March 31, 2010, the Bank had approximately $15.3 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of NPLs at March 31, 2010:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Commercial and industrial	$1,470,145	$1,405	$6,306	$420	$8,131	0.6%
Real estate
Consumer mortgages	2,014,085	10,984	24,047	2,347	37,378	1.9
Home equity	549,924	320	761	100	1,181	0.2
Agricultural	266,649	199	3,049	651	3,899	1.5
Commercial and industrial-owner occupied	1,423,098	1,482	15,083	1,552	18,117	1.3
Construction, acquisition and development	1,428,882	3,339	116,191	3,234	122,764	8.6
Commercial	1,809,660	1,671	30,094	3,875	35,640	2.0
Credit cards	101,464	296	1,072	3,341	4,709	4.6
All other	646,915	756	3,034	56	3,846	0.6

Total	$9,710,822	$20,452	$199,637	$15,576	$235,665	2.4%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loan portfolio at March 31, 2010:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Multi-family construction	$12,738	$—	$—	$—	$—	—%
Condominiums	15,860	—	9,071	—	9,071	57.2
One-to-four family construction	242,209	748	4,223	—	4,971	2.1
Recreation and all other loans	39,938	146	—	—	146	0.4
Commercial construction	236,111	16	12,650	—	12,666	5.4
Commercial acquisition and development	280,630	678	463	—	1,141	0.4
Residential acquisition and development	601,396	1,751	89,783	3,234	94,768	15.8

Total	$1,428,882	$3,339	$116,191	$3,234	$122,764	8.6%

Securities
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities increased 18.1% to $1.2 billion at March 31, 2010, compared to $1.0 billion at December 31, 2009. Available-for-sale securities were $891.2 million at March 31, 2010, compared to $960.8 million at December 31, 2009, a 7.2% decrease.
The following table shows the held-to-maturity and available-for-sale securities portfolios by credit rating as obtained from Moody’s rating service as of March 31, 2010:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
		(Dollars in thousands)
Available-for-sale Securities:
Aaa	$752,249	86.9%	$776,271	87.10%
Aa1 to Aa3	40,821	4.7%	40,947	4.59%
A1 to A3	6,002	0.7%	6,118	0.69%
Baa1	1,210	0.1%	1,215	0.14%
Caa1	66	—	131	0.01%
C	1,449	0.2%	1,449	0.16%
Not rated (1)	63,564	7.3%	65,090	7.30%

Total	$865,361	100.0%	$891,221	100.00%

Held-to-maturity Securities:
Aaa	$989,140	81.08%	$1,018,721	83.16%
Aa1 to Aa3	56,768	4.65%	38,385	3.13%
A1 to A3	39,278	3.22%	36,034	2.94%
Baa1 to Baa3	11,944	0.98%	8,638	0.71%
Not rated (1)	122,853	10.07%	123,207	10.06%

Total	$1,219,983	100.00%	$1,224,985	100.00%

(1)	Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.
Deposits and Other Interest-Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Bank’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company’s assessment of the stability of its fund sources and its access to additional funds. Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within established policies, to minimize cost and maximize net interest margin.

The Company’s noninterest-bearing, interest-bearing, savings and other time deposits are shown in the following table:

	March 31,	December 31,
	2010	2009	% Change
	(Dollars in millions)
Noninterest bearing demand	$1,861	$1,902	(2.2)%
Interest bearing demand	4,589	4,324	6.1
Savings	768	725	5.9
Other time	3,776	3,727	1.3

Total deposits	$10,994	$10,678	3.0%

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. In addition, the Company also has access to the Federal Reserve discount window and other bank lines. The Company had short-term advances from the FHLB and the Federal Reserve totaling $2.5 million and $203.5 million at March 31, 2010 and December 31, 2009, respectively. The Company had federal funds purchased and securities sold under agreement to repurchase of $480.8 and $539.9 million at March 31, 2010 and December 31, 2009, respectively. The Company had long-term advances totaling $112.8 million at March 31, 2010, which remained relatively unchanged from December 31, 2009. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.1 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2010.
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

Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively. The Company exceeded the required minimum levels for these ratios at March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,134,779	11.12%	$1,143,019	11.17%
Total capital (to risk-weighted assets)	1,263,156	12.38	1,271,634	12.42
Tier I leverage capital (to average assets)	1,134,779	8.86	1,143,019	8.95
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,111,047	10.90%	$1,119,612	10.95%
Total capital (to risk-weighted assets)	1,239,424	12.16	1,248,227	12.21
Tier I leverage capital (to average assets)	1,111,047	8.67	1,119,612	8.79
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
Uses of Capital
The Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies, including FDIC-assisted transactions. The Company anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof.
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other general corporate purposes as determined by the Company’s Board of Directors. At March 31, 2010, 460,700 shares had been repurchased under this program, but the Company has not repurchased any shares of its common stock since March

2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
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
CRITICAL ACCOUNTING POLICIES
During the three months ended March 31, 2010, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2010, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management commenced in the first quarter of 2010 related to a material weakness in internal control over financial reporting identified as of December 31, 2009 and reported on in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Following management’s determination of the material weakness, management promptly began taking the following remedial actions:
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
Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.
PART II
OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

BancorpSouth, Inc.

(Registrant)

DATE: May 4, 2010	/s/ William L. Prater

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