Form 10-Q
period 2010-06-30
BANCORPSOUTH INC
filed 2010-08-09
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2010, the registrant had outstanding 83,481,737 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

Page
PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets June 30, 2010 and 2009 (Unaudited) and December 31, 2009	3
Consolidated Statements of Income (Unaudited) Three Months and Six Months Ended June 30, 2010 and 2009	4
Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2010 and 2009	5
Notes to Consolidated Financial Statements (Unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	53
ITEM 4. Controls and Procedures	54

PART II. Other Information
ITEM 1A. Risk Factors	54
ITEM 6. Exhibits	55
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to net interest revenue, estimates of fair value discount rates, fair values of held-to-maturity and available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, real estate values, fully-indexed interest rates, interest rate risk, average interest rate earned, interest rate sensitivity, pension benefits, calculation of economic value of equity, diversification of the Company’s revenue stream, liquidity needs and strategies, the Company’s net interest margin, ratio of tangible equity to tangible assets, payment of dividends, the impact of federal and state regulatory requirements for capital on the Company’s ability to meet its cash obligations, additional share repurchases under the Company’s stock repurchase program, the impact of pending litigation and the implementation and effect of remedial actions to address the material weakness in internal control over financial reporting. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, conditions in the financial markets and economic conditions generally, the soundness of other financial institutions, levels of market volatility, the availability of capital if the Company elects or is compelled to seek additional capital, liquidity risk, the credit risk associated with real estate construction, estimates of costs and values associated with acquisition and development loans in the Company’s loan portfolio, the adequacy of the Company’s allowance for credit losses to cover actual credit losses, governmental regulation and supervision of the Company’s operations, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, the impact of hurricanes or other adverse weather events, risks in connection with completed or potential acquisitions, dilution caused by the Company’s issuance of any additional shares of its common stock to acquire other banks, bank holding companies, financial holding companies and insurance agencies, restrictions on the Company’s ability to declare and pay dividends, the Company’s growth strategy, diversification in the types of financial services the Company offers, competition with other financial services companies, interruptions or breaches in security of the Company’s information systems, the Company’s ability to improve its internal controls adequately, any requirement that the Company write down goodwill or other intangible assets and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to up date these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$370,499	$222,741	$236,327
Interest bearing deposits with other banks	111,040	15,704	28,836
Held-to-maturity securities, at amortized cost	1,147,157	1,032,822	1,204,618
Available-for-sale securities, at fair value	962,692	960,772	969,207
Federal funds sold and securities purchased under agreement to resell	75,000	75,000	—
Loans and leases	9,691,623	9,822,986	9,806,735
Less: Unearned income	44,721	47,850	45,335
Allowance for credit losses	200,744	176,043	138,747

Net loans	9,446,158	9,599,093	9,622,653
Loans held for sale	95,987	80,343	94,736
Premises and equipment, net	336,645	343,877	348,661
Accrued interest receivable	63,862	68,651	71,349
Goodwill	270,097	270,097	270,097
Bank owned life insurance	190,828	187,770	185,822
Other assets	351,039	310,997	265,513

TOTAL ASSETS	$13,421,004	$13,167,867	$13,297,819

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,897,977	$1,901,663	$1,773,418
Interest bearing	4,725,457	4,323,646	3,960,008
Savings	770,112	725,192	718,302
Other time	3,827,095	3,727,201	3,705,819

Total deposits	11,220,641	10,677,702	10,157,547
Federal funds purchased and securities sold under agreement to repurchase	481,109	539,870	755,609
Short-term Federal Home Loan Bank and other short-term borrowings	3,500	203,500	475,000
Accrued interest payable	17,508	19,588	24,084
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	110,749	112,771	286,292
Other liabilities	186,926	177,828	164,028

TOTAL LIABILITIES	12,180,745	11,891,571	12,022,872

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares; Issued - 83,481,738, 83,450,296 and 83,356,430 shares, respectively	208,704	208,626	208,391
Capital surplus	223,922	222,547	220,859
Accumulated other comprehensive loss	(5,008)	(8,409)	(25,162)
Retained earnings	812,641	853,532	870,859

TOTAL SHAREHOLDERS’ EQUITY	1,240,259	1,276,296	1,274,947

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,421,004	$13,167,867	$13,297,819

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$124,621	$129,263	$251,577	$258,472
Deposits with other banks	33	22	54	92
Federal funds sold and securities purchased under agreement to resell	143	3	225	4
Held-to-maturity securities:
Taxable	9,363	12,108	18,778	25,139
Tax-exempt	2,412	2,155	4,873	4,266
Available-for-sale securities:
Taxable	8,030	8,721	16,415	17,759
Tax-exempt	833	826	1,665	1,709
Loans held for sale	727	1,215	1,233	2,490

Total interest revenue	146,162	154,313	294,820	309,931

INTEREST EXPENSE:
Deposits:
Interest bearing demand	9,751	9,738	19,143	21,986
Savings	915	927	1,804	1,863
Other time	21,535	26,496	43,064	52,329
Federal funds purchased and securities sold under agreement to repurchase	215	421	443	993
Federal Home Loan Bank borrowings	1,553	2,885	3,433	5,708
Junior subordinated debt	2,862	2,928	5,717	5,883
Other	2	(22)	5	353

Total interest expense	36,833	43,373	73,609	89,115

Net interest revenue	109,329	110,940	221,211	220,816
Provision for credit losses	62,354	17,594	105,873	32,539

Net interest revenue, after provision for credit losses	46,975	93,346	115,338	188,277

NONINTEREST REVENUE:
Mortgage lending	(2,304)	13,959	2,721	21,611
Credit card, debit card and merchant fees	9,333	9,111	18,143	17,459
Service charges	18,953	18,371	35,215	35,126
Trust income	2,707	2,040	5,294	4,249
Security (losses) gains, net	(585)	42	712	47
Insurance commissions	21,666	20,575	43,334	43,220
Other	7,316	16,380	14,999	26,584

Total noninterest revenue	57,086	80,478	120,418	148,296

NONINTEREST EXPENSE:
Salaries and employee benefits	68,189	70,092	137,476	141,455
Occupancy, net of rental income	10,527	10,492	21,302	20,491
Equipment	5,877	5,855	11,616	12,077
Deposit insurance assessments	4,362	9,358	8,612	12,484
Other	31,061	28,209	61,493	57,477

Total noninterest expense	120,016	124,006	240,499	243,984

(Loss) income before income taxes	(15,955)	49,818	(4,743)	92,589
Income tax (benefit) expense	(3,395)	15,951	(579)	29,245

Net (loss) income	$(12,560)	$33,867	$(4,164)	$63,344

(Loss) earnings per share: Basic	$(0.15)	$0.41	$(0.05)	$0.76

Diluted	$(0.15)	$0.41	$(0.05)	$0.76

Dividends declared per common share	$0.22	$0.22	$0.44	$0.44

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2010	2009
	(In thousands)
Operating Activities:
Net (loss) income	$(4,164)	$63,344
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	105,873	32,539
Depreciation and amortization	14,905	15,539
Deferred taxes	(6,732)	(477)
Amortization of intangibles	1,999	2,623
Amortization of debt securities premium and discount, net	2,418	2,828
Share-based compensation expense	898	1,298
Security gains, net	(712)	(47)
Net deferred loan origination expense	(4,561)	(4,934)
Excess tax benefit from exercise of stock options	(21)	(394)
Decrease in interest receivable	4,789	7,834
(Decrease) increase in interest payable	(2,080)	3,329
Realized gain on student loans sold	—	(3,681)
Proceeds from student loans sold	—	155,859
Origination of student loans held for sale	—	(33,407)
Realized gain on mortgages sold	(11,500)	(14,424)
Proceeds from mortgages sold	494,449	928,287
Origination of mortgages held for sale	(497,981)	(931,859)
Increase in bank-owned life insurance	(3,058)	(3,550)
Decrease (increase) in prepaid pension asset	21	(37,719)
Decrease in prepaid deposit insurance assessments	7,690	7,882
Other, net	(26,913)	(14,906)

Net cash provided by operating activities	75,320	175,964

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	290,273	155,652
Proceeds from calls and maturities of available-for-sale securities	66,708	72,598
Proceeds from sales of available-for-sale securities	91,533	—
Purchases of held-to-maturity securities	(404,821)	(27,220)
Purchases of available-for-sale securities	(157,397)	(60,732)
Net decrease (increase) in loans and leases	43,328	(96,834)
Purchases of premises and equipment	(7,861)	(14,258)
Proceeds from sale of premises and equipment	73	2,600
Acquisition of businesses, net of cash acquired	—	(1,130)
Other, net	(40)	(39)

Net cash (used in) provided by investing activities	(78,204)	30,637

Financing activities:
Net increase in deposits	542,939	445,675
Net decrease in short-term debt and other liabilities	(260,767)	(659,914)
Repayment of long-term debt	(22)	(20)
Issuance of common stock	534	4,454
Excess tax benefit from exercise of stock options	21	394
Payment of cash dividends	(36,727)	(36,624)

Net cash provided by (used in) financing activities	245,978	(246,035)

Increase (decrease) in cash and cash equivalents	243,094	(39,434)
Cash and cash equivalents at beginning of period	238,445	304,597

Cash and cash equivalents at end of period	$481,539	$265,163

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain 2009 amounts have been reclassified to conform with the 2010 presentation.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”), Risk Advantage, Inc. and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.
NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	June 30,		December 31,
	2010	2009	2009
	(In thousands)
Commercial and industrial	$1,499,152	$1,323,524	$1,514,419
Real estate
Consumer mortgages	2,019,187	2,054,666	2,017,067
Home equity	555,281	532,337	550,085
Agricultural	260,489	242,034	262,069
Commercial and industrial-owner occupied	1,407,704	1,394,852	1,449,554
Construction, acquisition and development	1,381,591	1,652,052	1,459,503
Commercial	1,794,644	1,719,044	1,806,766
Credit cards	102,784	101,844	108,086
All other	670,791	786,382	655,437

Total	$9,691,623	$9,806,735	$9,822,986

The Company does not have any loan concentrations, other than those reflected in the preceding table, which exceed 10% of total loans.
A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under these terms as their liquidity has been depleted.

Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of our loans collateral dependent.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition. The following table presents information concerning NPLs as of the dates indicated:

	June 30,		December 31,
	2010	2009	2009
	(In thousands)
Non-accrual loans and leases	$263,758	$45,542	$144,013
Loans and leases 90 days or more past due, still accruing	17,696	43,866	36,301
Restructured loans and leases still accruing	20,813	8,264	6,161

Total non-performing loans	$302,267	$97,672	$186,475

The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. At June 30, 2010, the Company’s geographic NPL distribution was concentrated primarily in its Alabama and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in Northwest Mississippi.
Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”) are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and include troubled debt restructurings (“TDRs”). The Company’s recorded investment in loans considered impaired at June 30, 2010 and December 31, 2009 was $188.3 million and $128.5 million, respectively. At June 30, 2010 and December 31, 2009, $109.8 million and $73.2 million of those impaired loans had a valuation allowance of $40.7 million and $22.7 million, respectively. The remaining balance of impaired loans of $78.5 million and $55.3 million at June 30, 2010 and December 31, 2009, respectively, have been charged down to fair value, less estimated selling costs which would approximate net realizable value, therefore, they do not have an associated valuation allowance. Impaired loans that were characterized as TDRs totaled $75.5 million and $72.6 million at June 30, 2010 and December 31, 2009, respectively.
At June 30, 2010, other real estate owned which had been acquired, usually through foreclosure, from borrowers totaled $67.6 million compared to $59.3 million at December 31, 2009. Substantially all of these amounts related to one-to-four family residential properties and development projects that were either completed or were in various stages of construction. The Company incurred total foreclosed property expenses of $3.8 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively. The Company incurred total foreclosed property expenses of $7.4 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $3.2 million and approximately $739,000 for the three months ended June 30, 2010 and 2009, respectively, and were $5.9 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively.
NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2010	2009	2009
	(In thousands)
Balance at beginning of period	$176,043	$132,793	$132,793
Provision charged to expense	105,873	32,539	117,324
Recoveries	2,570	2,032	4,139
Loans and leases charged off	(83,742)	(28,617)	(78,213)

Balance at end of period	$200,744	$138,747	$176,043

NOTE 4 – SECURITIES
A comparison of amortized cost and estimated fair values of held-to-maturity securities as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$882,931	$34,437	$—	$917,368
Obligations of states and political subdivisions	264,226	6,408	742	269,892

Total	$1,147,157	$40,845	$742	$1,187,260

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$798,660	$39,685	$—	$838,345
Obligations of states and political subdivisions	234,162	6,238	670	239,730

Total	$1,032,822	$45,923	$670	$1,078,075

Gross gains of approximately $45,000 and no gross losses were recognized on held-to-maturity securities during the first six months of 2010, while gross gains of approximately $3,000 and gross losses of approximately $2,000 were recognized during the first six months of 2009. These gains and losses were a result of held-to-maturity securities being called prior to maturity.
The amortized cost and estimated fair value of held-to-maturity securities at June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$337,105	$344,414
Maturing after one year through five years	464,520	486,583
Maturing after five years through ten years	142,198	145,365
Maturing after ten years	203,334	210,898

Total	$1,147,157	$1,187,260

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$472,588	$19,587	$—	$492,175
Government agency issued residential mortgage-backed securities	309,227	10,768	77	319,918
Government agency issued commercial mortgage-backed securities	22,439	1,284	20	23,703
Obligations of states and political subdivisions	107,956	2,618	330	110,244
Collateralized debt obligations	812	—	—	812
Other	15,357	483	—	15,840

Total	$928,379	$34,740	$427	$962,692

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$493,970	$18,325	$207	$512,088
Government agency issued residential mortgage-backed securities	282,634	9,906	122	292,418
Government agency issued commercial mortgage-backed securities	18,229	693	85	18,837
Obligations of states and political subdivisions	109,751	1,589	502	110,838
Collateralized debt obligations	2,125	—	—	2,125
Other	23,967	500	1	24,466

Total	$930,676	$31,013	$917	$960,772

Gross gains of $2.0 million and gross losses of $1.3 million were recognized on available-for-sale securities during the first six months of 2010, while gross gains of approximately $52,000 and gross losses of approximately $6,000 were recognized during the first six months of 2009.
The amortized cost and estimated fair value of available-for-sale securities at June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after ten years.

	June 30, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$87,520	$88,765
Maturing after one year through five years	504,113	525,175
Maturing after five years through ten years	137,445	142,030
Maturing after ten years	199,301	206,722

Total	$928,379	$962,692

The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at June 30, 2010:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	45,192	(491)	6,701	(251)	51,893	(742)

Total	$45,192	$(491)	$6,701	$(251)	$51,893	$(742)

Available-for-sale securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Government agency issued residential mortgage-backed securities	—	—	$2,651	(77)	2,651	(77)
Government agency issued commercial mortgage-backed securities	699	(2)	1,374	(18)	2,073	(20)
Obligations of states and political subdivisions	6,317	(144)	2,406	(186)	8,723	(330)
Other	—	—	—	—	—	—

Total	$7,016	$(146)	$6,431	$(281)	$13,447	$(427)

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary. During the second quarter and first six months of 2010, approximately $637,000 and $1.3 million were recorded as other-than-temporary impairment related to investments in pooled trust preferred securities.
NOTE 5 – PER SHARE DATA
The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method. Due to the net loss attributable to common shareholders for the three and six months ended June 30, 2010, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. Stock options of 2.6 million and

2.7 million with a weighted average exercise price of $22.39 and $22.36 per share for the three months and six months ended June 30, 2010, respectively, were excluded from diluted shares. Other equity awards of approximately 99,000 and 270,000 for the three months and six months ended June 30, 2010, respectively, were also excluded from diluted shares.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
(Loss) income available to common shareholders	$(12,560)	83,429	$(0.15)	$33,867	83,307	$0.41

Effect of dilutive share- based awards	—	—		—	154

Diluted EPS
(Loss) income available to common shareholders plus assumed exercise of all outstanding share-based awards	$(12,560)	83,429	$(0.15)	$33,867	83,461	$0.41

	Six months ended June 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
(Loss) income available to common shareholders	$(4,164)	83,416	$(0.05)	$63,344	83,207	$0.76

Effect of dilutive share- based awards	—	—		—	135

Diluted EPS
(Loss) income available to common shareholders plus assumed exercise of all outstanding share-based awards	$(4,164)	83,416	$(0.05)	$63,344	83,342	$0.76

NOTE 6 — COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2010			2009
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized gains (losses) arising during holding period	$7,889	$(3,015)	$4,874	$(3,575)	$1,364	$(2,211)
Less: Reclassification adjustment for net losses (gains) realized in net income	585	(224)	361	(42)	16	(26)
Recognized employee benefit plan net periodic benefit cost	652	(250)	402	1,125	(430)	695

Other comprehensive income	$9,126	$(3,489)	$5,637	$(2,492)	$950	$(1,542)

Net (loss) income			(12,560)			33,867

Comprehensive (loss) income			$(6,923)			$32,325

	Six months ended June 30,
	2010			2009
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized gains (losses) arising during holding period	$4,931	$(1,884)	$3,047	$533	$(212)	$321
Less: Reclassification adjustment for net (gains) losses realized in net income	(712)	272	(440)	(47)	18	(29)
Recognized employee benefit plan net periodic benefit cost	1,286	(492)	794	2,335	(893)	1,442

Other comprehensive income (loss)	$5,505	$(2,104)	$3,401	$2,821	$(1,087)	$1,734

Net (loss) income			(4,164)			63,344

Comprehensive (loss) income			$(763)			$65,078

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of goodwill by operating segment for the six months ended June 30, 2010 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2009	$217,618	$52,479	$270,097
Goodwill recorded during the period	—	—	—

Balance as of June 30, 2010	$217,618	$52,479	$270,097

The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. The Company’s annual assessment date is during the Company’s fourth quarter. No events occurred during the second quarter that would indicate the necessity of an earlier goodwill impairment assessment. In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change. As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting units may be necessary in future periods.
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$19,070	$27,801	$18,408
Customer relationship intangibles	32,511	20,397	32,511	19,060
Non-solicitation intangibles	600	600	600	600

Total	$60,912	$40,067	$60,912	$38,068

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$323	$447	$662	$964
Customer relationship intangibles	661	756	1,337	1,539
Non-solicitation intangibles	—	60	—	120

Total	$984	$1,263	$1,999	$2,623

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2010 and the succeeding four years:

		Customer
	Core Deposit	Relationship
	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ended December 31, 2010	$1,308	$2,601	$3,909
For year ended December 31, 2011	1,016	2,223	3,239
For year ended December 31, 2012	946	1,905	2,851
For year ended December 31, 2013	582	1,632	2,214
For year ended December 31, 2014	526	1,398	1,924
NOTE 8 — PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Service cost	$1,921	$1,746	$3,724	$3,563
Interest cost	1,931	1,683	3,838	3,509
Expected return on assets	(3,529)	(2,551)	(7,016)	(5,348)
Amortization of unrecognized transition amount	3	3	8	8
Recognized prior service cost	85	96	170	171
Recognized net loss	564	1,026	1,108	2,156

Net periodic benefit costs	$975	$2,003	$1,832	$4,059

NOTE 9 — RECENT PRONOUNCEMENTS
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
In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010. This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses will impact disclosures only and will not have an impact on the financial position or results of operations of the Company.
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

The decrease in performance of the General Corporate and Other operating segment for the three months and six months ended June 30, 2010 is primarily related to mortgage lending.
Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2010 and 2009 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Three months ended June 30, 2010:
Results of Operations
Net interest revenue	$99,271	$146	$9,912	$109,329
Provision for credit losses	58,789	—	3,565	62,354

Net interest revenue after provision for credit losses	40,482	146	6,347	46,975
Noninterest revenue	27,474	21,625	7,987	57,086
Noninterest expense	77,975	18,074	23,967	120,016

(Loss) income before income taxes	(10,019)	3,697	(9,633)	(15,955)
Income tax (benefit) expense	(2,132)	1,457	(2,720)	(3,395)

Net (loss) income	$(7,887)	$2,240	$(6,913)	$(12,560)

Selected Financial Information
Total assets at end of period	$10,956,724	$173,210	$2,291,070	$13,421,004
Depreciation and amortization	6,678	1,104	564	8,346

Three months ended June 30, 2009:
Results of Operations
Net interest revenue	$102,697	$135	$8,108	$110,940
Provision for credit losses	14,976	—	2,618	17,594

Net interest revenue after provision for credit losses	87,721	135	5,490	93,346
Noninterest revenue	34,018	20,437	26,023	80,478
Noninterest expense	80,664	17,457	25,885	124,006

Income before income taxes	41,075	3,115	5,628	49,818
Income taxes	13,152	1,223	1,576	15,951

Net income	$27,923	$1,892	$4,052	$33,867

Selected Financial Information
Total assets at end of period	$10,970,135	$162,501	$2,165,183	$13,297,819
Depreciation and amortization	7,380	1,170	568	9,118

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Six months ended June 30, 2010:
Results of Operations
Net interest revenue	$200,611	$294	$20,306	$221,211
Provision for credit losses	100,738	—	5,135	105,873

Net interest revenue after provision for credit losses	99,873	294	15,171	115,338
Noninterest revenue	53,766	43,359	23,293	120,418
Noninterest expense	155,585	35,477	49,437	240,499

(Loss) income before income taxes	(1,946)	8,176	(10,973)	(4,743)
Income tax (benefit) expense	(238)	3,239	(3,580)	(579)

Net (loss) income	$(1,708)	$4,937	$(7,393)	$(4,164)

Selected Financial Information
Total assets at end of period	$10,956,724	$173,210	$2,291,070	$13,421,004
Depreciation and amortization	13,634	2,164	1,106	16,904

Six months ended June 30, 2009:
Results of Operations
Net interest revenue	$203,943	$324	$16,549	$220,816
Provision for credit losses	28,699	—	3,840	32,539

Net interest revenue after provision for credit losses	175,244	324	12,709	188,277
Noninterest revenue	61,474	43,050	43,772	148,296
Noninterest expense	157,035	35,045	51,904	243,984

Income before income taxes	79,683	8,329	4,577	92,589
Income taxes	25,169	3,292	784	29,245

Net income	$54,514	$5,037	$3,793	$63,344

Selected Financial Information
Total assets at end of period	$10,970,135	$162,501	$2,165,183	$13,297,819
Depreciation and amortization	14,678	2,348	1,136	18,162
NOTE 11 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Data and assumptions used in the fair value calculation related to MSRs for the six months ended June 30, 2010 were as follows:

(Dollars in thousands)
Unpaid principal balance	$3,552,221
Weighted-average prepayment speed (CPR)	21.1
Discount rate (annual percentage)	10.3
Weighted-average coupon interest rate (percentage)	5.5
Weighted-average remaining maturity (months)	321.0
Weighted-average servicing fee (basis points)	28.8
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
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2010	2009
	(In thousands)
Fair value as of January 1	$35,560	$24,972
Additions:
Origination of servicing assets	4,859	9,066
Changes in fair value:
Due to payoffs/paydowns	(2,736)	(4,001)
Due to change in valuation inputs or assumptions used in the valuation model	(8,315)	3,495
Other changes in fair value	(5)	(8)

Fair value as of June 30	$29,363	$33,524

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.6 million and $2.3 million and late and other ancillary fees of approximately $333,000 and $217,000 for the three months ended June 30, 2010 and 2009, respectively. The Company recorded contractual servicing fees of $5.1 million and $4.6 million and late and other ancillary fees of approximately $684,000 and $529,000 for the six months ended June 30, 2010 and 2009, respectively.
NOTE 12 – DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At June 30, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $158.4 million with a carrying value and fair value reflecting a loss of $1.8 million. At June 30, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $181.7 million with a carrying value and fair value reflecting a loss of approximately $515,000. At June 30, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $127.8 million with a carrying value and fair value reflecting a gain of approximately $2.2 million. At June 30, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $82.9 million with a carrying value and fair value reflecting a gain of approximately $918,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of June 30, 2010, the notional amount of customer related derivative financial instruments was $482.6 million with an average maturity of 77 months, an average interest receive rate of 2.7% and an average interest pay rate of 6.1%.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$492,175	$—	$492,175
Government agency issued residential mortgage-backed securities	—	319,918	—	319,918
Government agency issued commercial mortgage-backed securities	—	23,703	—	23,703
Obligations of states and political subdivisions	—	110,244	—	110,244
Collateralized debt obligations	—	—	812	812
Other	437	15,403	—	15,840
Mortgage servicing rights	—	—	29,363	29,363
Derivative instruments	—	43,904	2,179	46,083

Total	$437	$1,005,347	$32,354	$1,038,138

Liabilities:
Derivative instruments	$—	$44,396	$1,835	$46,231

	June 30, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$508,619	$—	$508,619
Government agency issued residential mortgage-backed securities	—	329,975	—	329,975
Government agency issued commercial mortgage-backed securities	—	18,456	—	18,456
Obligations of states and political subdivisions	—	75,309	—	75,309
Collateralized debt obligations	—	—	2,375	2,375
Other	407	34,066	—	34,473
Mortgage servicing rights	—	—	33,524	33,524
Derivative instruments	—	25,229	1,669	26,898

Total	$407	$991,654	$37,568	$1,029,629

Liabilities:
Derivative instruments	$—	$25,229	$1,266	$26,495

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2010 and 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
		(In thousands)
Balance at December 31, 2009	$35,560	$1,110	$2,125
Total net losses for the year to date included in:
Net (loss) income	(6,197)	(766)	(1,313)
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2010	$29,363	$344	$812

Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at June 30, 2010	$(8,315)	$344	$—

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
		(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains for the year to date included in:
Net income	8,552	1,086	—
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2009	$33,524	$403	$2,375

Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at June 30, 2009	$(506)	$403	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and 2009:

	June 30, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
			(In thousands)
Assets:
Loans held for sale	$—	$95,987	$—	$95,987	$—
Impaired loans	—	—	188,291	188,291	(40,721)
Other real estate owned	—	—	67,560	67,560	(7,148)

	June 30, 2009
					Total
	Level 1	Level 2	Level 3	Total	Losses
			(In thousands)
Assets:
Loans held for sale	$—	$94,736	$—	$94,736	$—
Impaired loans	—	—	32,204	32,204	(3,968)
Other real estate owned	—	—	51,477	51,477	(2,198)

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
Loans and Leases. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. The fair value of loans and leases is calculated by discounting scheduled cash flows through the estimated maturity using rates the Company would currently offer customers based on the credit and interest rate risk inherent in the loan or lease. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and borrower information. Estimated maturity represents the expected average cash flow period, which in some instances is different than the stated maturity. This entrance price approach results in a calculated fair value that would be different than an exit or estimated actual sales price approach and such differences could be significant.
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
The following table presents carrying and fair value information at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$370,499	$370,499	$222,741	$222,741
Interest bearing deposits with other banks	111,040	111,040	15,704	15,704
Held-to-maturity securities	1,147,157	1,187,260	1,032,822	1,078,075
Available-for-sale securities	962,692	962,692	960,772	960,772
Federal funds sold and securities purchased under agreement to resell	75,000	75,000	75,000	75,000
Net loans and leases	9,446,158	9,553,958	9,599,093	9,744,673
Loans held for sale	95,987	96,062	80,343	80,429

Liabilities:
Noninterest bearing deposits	1,897,977	1,897,977	1,901,663	1,901,663
Savings and interest bearing deposits	5,495,569	5,495,569	5,048,838	5,048,838
Other time deposits	3,827,095	3,860,618	3,727,201	3,757,602
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	484,609	483,844	743,370	743,188
Long-term debt and other borrowings	271,146	289,623	273,174	290,622

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(1,832)	(1,832)	806	806
Commitments to fund fixed rate mortgage loans	2,176	2,176	304	304
Interest rate swap position to receive	43,904	43,904	23,992	23,992
Interest rate swap position to pay	(44,396)	(44,396)	(24,258)	(24,258)
NOTE 15 — OTHER NONINTEREST INCOME AND EXPENSE
The following table details other noninterest income for the three months and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Annuity fees	$698	$739	$1,479	$2,089
Brokerage commissions and fees	1,419	1,086	2,736	2,064
Bank-owned life insurance	1,972	1,796	3,641	3,550
Other miscellaneous income	3,227	12,759	7,143	18,881

Total other noninterest income	$7,316	$16,380	$14,999	$26,584

The following table details other noninterest expense for the three months and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Advertising	$1,196	$1,096	$1,852	$2,061
Foreclosed property expense	3,813	1,314	7,351	3,616
Telecommunications	2,494	2,226	4,694	4,431
Public relations	1,656	1,582	3,304	3,129
Data processing	1,594	1,737	3,064	3,273
Computer software	1,900	1,907	3,604	3,718
Amortization of intangibles	984	1,263	1,999	2,623
Legal fees	1,313	1,419	2,641	2,477
Postage and shipping	1,178	1,211	2,538	2,470
Other miscellaneous expense	14,933	14,454	30,446	29,679

Total other noninterest expense	$31,061	$28,209	$61,493	$57,477

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in nine states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal non-compliance and disputes, litigation presents an ongoing risk.
The Company and its subsidiaries are defendants in various lawsuits, including the litigation discussed below and claims arising out of the ordinary course of business. Some of these claims are against entities of which the Company is a successor as a result of business combinations. Management of the Company evaluates lawsuits based on information currently available, including advice of counsel and assessment of available insurance coverage. Management is currently of the opinion that the ultimate resolution or financial liability with respect to pending lawsuits will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and management cannot provide any assurance that the Company and/or its subsidiaries will prevail in any of these actions, nor can management estimate with reasonable certainty the amount of damages that the Company or any of its subsidiaries might incur.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. The complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.4 billion in assets at June 30, 2010. BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas,

Louisiana, Florida and Missouri. The Bank’s insurance agency subsidiary also operates an office in Illinois. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2010 and 2009 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the past two years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. The impact was reflected in a decline in credit quality and increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs, compared to the first six months of 2009. While these measures have increased, management believes that the Company is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall. Therefore, management will continue to focus on early identification and decisive resolution of potential credit issues.
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
On April 20, 2010, BP’s Deepwater Horizon oil rig exploded and subsequently sank in the Gulf of Mexico just off the Louisiana coast. While the ultimate economic and ecological impact of the Gulf Oil Spill is unknown, the Company has nominal exposure to businesses located in the coastal regions and affected by the Gulf Oil Spill.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$146,162	$154,313	$294,820	$309,931
Total interest expense	36,833	43,373	73,609	89,115

Net interest income	109,329	110,940	221,211	220,816
Provision for credit losses	62,354	17,594	105,873	32,539
Noninterest income	57,086	80,478	120,418	148,296
Noninterest expense	120,016	124,006	240,499	243,984

(Loss) income before income taxes	(15,955)	49,818	(4,743)	92,589
Income tax (benefit) expense	(3,395)	15,951	(579)	29,245

Net (loss) income	$(12,560)	$33,867	$(4,164)	$63,344

Balance Sheet — Period-end balances:
Total assets	$13,421,004	$13,297,819	$13,421,004	$13,297,819
Total securities	2,109,849	2,173,825	2,109,849	2,173,825
Loans and leases, net of unearned income	9,646,902	9,761,400	9,646,902	9,761,400
Total deposits	11,220,641	10,157,547	11,220,641	10,157,547
Long-term debt	110,749	286,292	110,749	286,292
Total shareholders’ equity	1,240,259	1,274,947	1,240,259	1,274,947

Balance Sheet-Average Balances:
Total assets	$13,223,506	$13,260,786	$13,175,605	$13,292,655
Total securities	2,051,283	2,216,546	2,025,250	2,255,226
Loans and leases, net of unearned income	9,703,253	9,740,916	9,734,994	9,718,321
Total deposits	11,075,655	10,059,237	10,977,508	9,984,251
Long-term debt	112,731	286,295	112,747	286,300
Total shareholders’ equity	1,245,786	1,250,950	1,255,543	1,244,994

Common Share Data:
Basic (loss) earnings per share	$(0.15)	$0.41	$(0.05)	$0.76
Diluted (loss) earnings per share	(0.15)	0.41	(0.05)	0.76
Cash dividends per share	0.22	0.22	0.44	0.44
Book value per share	14.86	15.30	14.86	15.30
Dividend payout ratio	N/M %	53.66%	N/M %	57.89%

Financial Ratios (Annualized):
Return on average assets	(0.38)%	1.02%	(0.06)%	0.96%
Return on average shareholders’ equity	(4.04)	10.86	(0.67)	10.26
Total shareholders’ equity to total assets	9.24	9.59	9.24	9.59
Tangible shareholders’ equity to tangible assets	7.23	7.53	7.23	7.53
Net interest margin-fully taxable equivalent	3.71	3.75	3.79	3.75

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	2.08%	0.55%	1.67%	0.55%
Provision for credit losses to average loans and leases	2.57	0.72	2.18	0.67
Allowance for credit losses to net loans and leases	2.08	1.42	2.08	1.42
Allowance for credit losses to NPLs	66.41	142.05	66.41	142.05
Allowance for credit losses to non-performing assets (“NPAs”)	54.28	93.03	54.28	93.03
NPLs to net loans and leases	3.13	1.00	3.13	1.00
NPAs to net loans and leases	3.83	1.53	3.83	1.53

Captial Adequacy:
Tier I capital	10.53%	11.34%	10.53%	11.34%
Total capital	11.79	12.59	11.79	12.59
Tier I leverage capital	8.35	8.92	8.35	8.92

N/M	=	Not meaningful

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

	June 30,
	2010	2009
	(In thousands)
Tangible Assets:
Total assets	$13,421,004	$13,297,819
Less: Goodwill	270,097	270,097
Other identifiable intangible assets	21,534	25,502

Total tangible assets	$13,129,373	$13,002,220

Tangible Shareholders’ Equity
Total shareholders’ equity	$1,240,259	$1,274,947
Less: Goodwill	270,097	270,097
Other identifiable intangible assets	21,534	25,502

Total tangible shareholders’ equity	$948,628	$979,348
FINANCIAL HIGHLIGHTS
The Company reported a net loss of $12.6 million for the second quarter of 2010, compared to net income of $33.9 million for the same quarter of 2009. For the first six months of 2010, the Company recorded a net loss of $4.2 million compared to net income of $63.3 million for the first six months of 2009. The provision for credit losses was the most significant factor contributing to this decrease in earnings as the charge in the second quarter and first six months of 2010 was $62.4 million and $105.9 million, respectively, compared to a charge of $17.6 million and $32.5 million for the second quarter and first six months of 2009, respectively. The larger provision reflected the impact of a significant increase in NPLs, from $97.7 million at June 30, 2009 to $302.3 million at June 30, 2010, as the length and severity of the recession, as well as the lackluster current economic environment affected even some of the most well-established borrowers of the Company. This pressure continues to be evident on real estate construction, acquisition, and development loans and more specifically on residential construction, acquisition and development and consumer mortgage loans. Many of these loans became collateral-dependent in the second quarter requiring recognition of an impairment loss to reflect the decline in real estate values. While encouraged by some recent indicators that suggest economic stabilization, management expects real estate values to remain under pressure, at least over the near term. The Company could still experience future losses once recovery of real estate values becomes evident.
The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. During the second quarter of 2010 and first six months of 2010, the Company experienced a $24.8 million and $115.7 million decline in average interest earning assets, respectively, and a $109.8 million and $227.7 million decline in average interest costing liabilities, respectively, when compared to the second quarter and first six months of 2009. As a result of a declining interest rate environment, average interest-bearing liabilities declining at a faster rate than average interest-earning assets and a 5.6% and 6.3% increase in average noninterest-bearing demand deposits for the second quarter and first six months of 2010, respectively, net interest revenue only decreased 1.5% for the second quarter of 2010 compared to the second quarter of 2009 and remained relatively stable at $221.2 million for the first six months of 2010 compared to $220.8 million for the same period of 2009.

While loan demand has been weak, the Company has managed to replace loan runoff with new loan production. During these periods, East Texas and Louisiana have provided most of the new loan production.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue decreased 29.1% for the second quarter of 2010 compared to the second quarter of 2009 and 18.8% for the first six months of 2010 compared to the first six months of 2009. One of the primary contributors to the decrease in noninterest revenue was mortgage lending revenue, which decreased 116.5% to a negative $2.3 million for the second quarter of 2010 compared to $14.0 million for the second quarter of 2009 and decreased 87.4% to $2.7 million for the first six months of 2010 compared to $21.6 million for the first six months of 2009. The decrease in mortgage lending revenue was a result of the decrease in the fair value of MSRs of $8.3 million for the second quarter of 2010 compared to an increase in the fair value of MSRs of $5.0 million for the second quarter of 2009 and the decrease in the fair value of MSRs of $8.3 million for the first six months of 2010 compared to an increase in the fair value of MSRs of $3.5 million for the first six months of 2009. The decrease in mortgage lending revenue was also a result of the decrease in mortgage originations, which fell to $290.6 million for the second quarter of 2010 compared to originations of $507.6 million for the same period of 2009 and fell to $498.0 million for the first six months of 2010 compared to $931.9 million for the first six months of 2009. The majority of originations in the first six months of 2009 were refinancings resulting from low mortgage interest rates.
Also contributing to the decrease in noninterest revenue was net security losses of approximately $585,000 during the second quarter of 2010 resulting from the recognition of approximately $637,000 in other-than-temporary impairment on pooled trust preferred securities. For the six months ended June 30, 2010, the Company recognized $1.3 million in other-than-temporary impairment on pooled trust preferred securities, which somewhat offset the $2.0 million gains recognized on the sales and calls of available-for-sale securities and the calls of held-to-maturity securities. Security gains during the three and six months ended June 30, 2009 were not significant. Other miscellaneous noninterest revenue decreased $9.5 million, or 74.7%, for the second quarter of 2010 compared to the second quarter of 2009 and decreased $11.7 million, or 62.2%, for the first six months of 2010 compared to the first six months of 2009. During the second quarter of 2009, the Company recorded interest on tax refunds of $2.8 million, gains on the sale of student loans of $3.7 million, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery on a casualty loss of $1.3 million.
Noninterest expense decreased 3.2% for the second quarter of 2010 compared to the same period in 2009 and decreased 1.4% for the first six months of 2010 compared to the same period in 2009. This decrease in noninterest expense for the second quarter and first six months of 2010 was primarily a result of the Company being assessed a $6.1 million special FDIC assessment during the second quarter of 2009 as part of the restoration plan for the Deposit Insurance Fund. The Company continues to focus attention on controlling noninterest expense. The major components of net income are discussed in more detail in the various sections that follow.
The Company’s capital and liquidity remained strong during the second quarter of 2010. Total shareholders’ equity to total assets ratio was 9.24% at June 30, 2010, compared to 9.59% at June 30, 2009. Also, demand deposits increased 15.5%, contributing to an overall deposit increase of 10.5% at June 30, 2010 compared to June 30, 2009. This increase in deposits allowed the Company to reduce its reliance on short-term borrowings, which decreased $746.0 million, or 60.6%, at June 30, 2010 compared to June 30, 2009.
RESULTS OF OPERATIONS
Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,703.3	$125.4	5.18%	$9,740.9	$130.1	5.36%
Loans held for sale	60.1	0.7	4.84%	156.0	1.2	3.12%
Held-to-maturity securities:
Taxable (3)	939.0	9.5	4.05%	1,040.9	12.2	4.71%
Non-taxable (4)	218.8	3.7	6.80%	186.5	3.3	7.13%
Available-for-sale securities:
Taxable	821.1	8.1	3.92%	919.2	8.7	3.81%
Non-taxable (5)	72.4	1.3	7.09%	70.0	1.3	7.28%
Federal funds sold, securities purchased under agreement to resell and short-term investments	295.6	0.1	0.24%	21.7	0.1	0.47%

Total interest earning assets and revenue	12,110.3	148.8	4.93%	12,135.2	156.9	5.18%
Other assets	1,329.5			1,270.2
Less: allowance for credit losses	(216.3)			(144.6)

Total	$13,223.5			$13,260.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,635.1	$9.7	0.84%	$3,948.8	$9.8	0.99%
Savings	770.7	0.9	0.48%	719.3	0.9	0.52%
Other time	3,814.3	21.5	2.26%	3,634.3	26.5	2.92%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	486.3	0.3	0.22%	1,340.2	0.5	0.14%
Junior subordinated debt securities	160.3	2.9	7.16%	160.3	2.9	7.33%
Long-term FHLB borrowings	112.7	1.5	5.36%	286.3	2.8	3.94%

Total interest bearing liabilities and expense	9,979.4	36.8	1.48%	10,089.2	43.4	1.72%
Demand deposits - noninterest bearing	1,855.6			1,756.9
Other liabilities	142.7			163.7

Total liabilities	11,977.7			12,009.8
Shareholders’ equity	1,245.8			1,251.0

Total	$13,223.5			$13,260.8

Net interest revenue-FTE		$112.0			$113.5

Net interest margin-FTE			3.71%			3.75%
Net interest rate spread			3.45%			3.46%
Interest bearing liabilities to interest earning assets			82.40%			83.14%

(1)	Includes taxable equivalent adjustment to interest of $0.8 million for the three months ended June 30, 2010 and 2009 using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of $0.1 million for the three months ended June 30, 2010 and 2009 using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of $1.3 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of $0.4 million for the three months ended June 30, 2010 and 2009, using an effective tax rate of 35%.

	Six months ended June 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,735.0	$253.2	5.24%	$9,718.4	$260.1	5.40%
Loans held for sale	51.6	1.2	4.82%	167.0	2.5	3.01%
Held-to-maturity securities:
Taxable (3)	895.5	19.0	4.28%	1,093.5	25.4	4.68%
Non-taxable (4)	217.0	7.5	6.97%	184.3	6.6	7.18%
Available-for-sale securities:
Taxable	840.3	16.4	3.94%	905.5	17.8	3.95%
Non-taxable (5)	72.4	2.6	7.13%	71.9	2.6	7.37%
Federal funds sold, securities purchased under agreement to resell and short-term investments	233.5	0.3	0.24%	20.4	0.1	0.95%

Total interest earning assets and revenue	12,045.3	300.2	5.03%	12,161.0	315.1	5.22%
Other assets	1,335.0			1,273.8
Less: allowance for credit losses	(204.7)			(142.2)

Total	$13,175.6			$13,292.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,601.7	$19.1	0.84%	$4,019.4	$22.0	1.10%
Savings	759.6	1.8	0.48%	708.5	1.9	0.53%
Other time	3,778.3	43.1	2.30%	3,527.4	52.3	2.99%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	525.1	0.9	0.33%	1,463.5	1.4	0.20%
Junior subordinated debt securities	160.3	5.7	7.19%	160.3	5.9	7.40%
Long-term FHLB borrowings	112.8	3.0	5.42%	286.3	5.6	3.96%

Total interest bearing liabilities and expense	9,937.8	73.6	1.49%	10,165.4	89.1	1.77%
Demand deposits - noninterest bearing	1,837.9			1,729.0
Other liabilities	144.4			153.2

Total liabilities	11,920.1			12,047.6
Shareholders’ equity	1,255.5			1,245.0

Total	$13,175.6			$13,292.6

Net interest revenue-FTE		$226.6			$226.0

Net interest margin			3.79%			3.75%
Net interest rate spread			3.54%			3.46%
Interest bearing liabilities to interest earning assets			82.50%			83.59%

(1)	Includes taxable equivalent adjustment to interest of $1.6 million and $1.7 million for the six months ended June 30, 2010 and 2009 using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of $0.2 million for the six months ended June 30, 2010 and 2009 using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of $2.6 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of $0.9 million for the six months ended June 30, 2010 and 2009 using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30, 2010 decreased $1.5 million, or 1.4%, compared to the same period in 2009. Net interest revenue-FTE for the six-month period ended June 30, 2010 increased $0.3 million or 0.6%, compared to the same period in 2009. The decrease in net interest revenue for the three month period was the result of the continued deposit growth, combined with a lack of loan growth, resulting in an increase in short-term investments that have lower average rates earned than the average rates paid on the deposit growth. The slight increase in net interest revenue for the first six months of 2010 was primarily a result of the increase in low cost demand deposits coupled with the decline in other time deposit rates and average short-term borrowings which more than offset the declining loan and investment yields experienced by the Company as a result of reduced interest rates.
Interest revenue-FTE for the three-month period ended June 30, 2010 decreased $8.1 million, or 5.1%, compared to the same period in 2009. Interest revenue-FTE for the six-month period ended June 30, 2010 decreased $3.9 million, or 1.2%, compared to the same period in 2009. The decrease in interest revenue-FTE for the second quarter and the first six months of 2010 was primarily a result of the declining loan yields as interest rates were at historically low levels resulting in an overall decrease in the yield on average interest-earning assets of 25 basis points for the second quarter of 2010, compared to the same period in 2009 and decreased 19 basis points for the first six months of 2010, compared to the same period in 2009. Average interest-earning assets decreased $24.8 million, or 0.2%, for the three-month period ended June 30, 2010, compared to the same period in 2009 and decreased $115.7 million, or 1.0% for the six-month period ended June 30, 2010, compared to the same period in 2009. The decrease in average interest earning assets for the second quarter and first six months of 2010 was primarily a result of the decrease in loans held for sale as the Company sold its remaining portfolio of student loans during the first six months of 2009, lower levels of mortgages held for sale resulting from lower loan production volume and lower levels of held-to-maturity securities as the proceeds from some maturing securities were used to pay off short-term borrowings.
Interest expense for the three-month period ended June 30, 2010 decreased $6.5 million, or 15.1%, compared to the same period in 2009. Interest expense for the six-month period ended June 30, 2010 decreased $15.5 million, or 17.4% compared to the same period in 2009. The decrease in interest expense for the second quarter and first six months of 2010 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposit and short-term borrowing rates resulting in an overall decrease in the average rate paid of 24 basis points for the second quarter of 2010 and 28 basis points for the first six months of 2010. Average interest bearing liabilities decreased $109.8 million, or 1.1%, for the three-month period ended June 30, 2010 compared to the same period in 2009 and decreased $227.7 million, or 2.2% for the six-month period ended June 30, 2010 compared to the same period in 2009. The decrease in average interest bearing liabilities for the second quarter and first six months of 2010 was primarily a result of the decrease in short-term borrowings, with this decrease somewhat offset by the increase in lower cost interest bearing demand deposits.
Net interest margin decreased to 3.71% for the three months ended June 30, 2010 from 3.75% for the three months ended June 30, 2009 and increased to 3.79% for the six months ended June 30, 2010 from 3.75% for the six months ended June 30, 2009. The decrease in the net interest margin for the second quarter of 2010 was primarily a result of the higher level of average nonaccrual loans and the reversal of current year interest for loans placed on nonaccrual status or charged off during the second quarter. The increase in the net interest margin for the first six months of 2010 was a result of the Company’s ability to reduce higher rate time deposits while increasing lower cost demand deposits and short-term Federal Home Loan Bank (“FHLB”) and other borrowings. The Company also experienced a decrease in average earning assets, primarily as a result of the decrease in loans held for sale as the Company sold its remaining portfolio of student loans during 2009 and lower levels of mortgages held for sale resulting from lower loan production volume.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at June 30, 2010:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$111,040	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	75,000	—	—	—
Held-to-maturity securities	65,344	285,306	501,427	295,080
Available-for-sale and trading securities	108,450	27,220	387,962	439,060
Loans and leases, net of unearned income	4,927,029	1,730,306	2,759,595	229,972
Loans held for sale	68,024	387	2,314	25,262

Total interest earning assets	5,354,887	2,043,219	3,651,298	989,374

Interest bearing liabilities:
Interest bearing demand deposits and savings	5,495,569	—	—	—
Other time deposits	825,243	1,581,427	1,396,097	24,328
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	482,609	2,000	—	—
Long-term FHLB borrowings and junior subordinated debt securities	—	—	54,249	216,812
Other	—	—	—	86

Total interest bearing liabilities	6,803,421	1,583,427	1,450,346	241,226

Interest rate sensitivity gap	$(1,448,534)	$459,792	$2,200,952	$748,148

Cumulative interest sensitivity gap	$(1,448,534)	$(988,742)	$1,212,210	$1,960,358

In the event interest rates increase after June 30, 2010, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets. Conversely, in the event interest rates decrease after June 30, 2010, based on this interest rate sensitivity gap, the Company would likely experience increased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at June 30, 2010 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.
As of June 30, 2010, the Bank had $2.6 billion in variable rate loans with interest rates determined by a floor, or minimum rate. This portion of the loan portfolio had an average interest rate earned of 4.36%, an average maturity of 25 months and a fully-indexed interest rate of 3.72% at June 30, 2010. The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise. Examples of key indices include the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate. The Bank’s average interest rate earned will be negatively impacted by the timing and magnitude of a rise in key indices.
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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 basis points. The impact of a minus 200 basis point rate shock as of June 30, 2010 and 2009 was not considered meaningful because of the historically low interest rate environment. Variances were calculated from the base case scenario, which reflected prevailing market rates. Management assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2010	June 30, 2009
+200 basis points	-4.9%	-6.8%
-200 basis points	n/a	n/a

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2010	June 30, 2009
+200 basis points	-10.8%	-10.1%
-200 basis points	n/a	n/a
In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon. The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2010	June 30, 2009
+200 basis points	-4.1%	-5.5%
-200 basis points	n/a	n/a
Provision for Credit Losses and Allowance for Credit Losses
In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through underwriting in accordance with its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict credit losses with certainty, management regularly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Loan Loss Committee bases its estimates of losses on three primary components: (1) estimates of inherent losses which may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors which may impact the performance of the portfolio. Inherent losses are estimated based upon the probability of default of individual borrowers and the amount of losses expected in the event of any such default. Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk. Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure. Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”). In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk due to regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.
Attention is paid to the quality of the loan portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The Board of Directors of the Bank has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”) that is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments. In 2010, the Company established a real estate risk management group and an Impairment Committee. The real estate risk management group oversees full compliance with laws, regulations and U.S. GAAP related to lending activities where real estate is the primary collateral. The Impairment Committee meets on a monthly basis in order to review individual loans that have previously been identified as candidates for specific impairment.
Loans of $200,000 or more which become 60 or more days past due are identified for review and the Impairment Committee decides whether an impairment exists and to what extent a specific allowance for loss should be made. Loans not yet meeting these requirements may also be identified by management for impairment review. Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition. Each such loan is evaluated for impairment individually. The evaluation for impairment of real estate loans generally focus on the fair value of collateral obtained from appraisals as the repayment of these loans may be dependent on the liquidation of the underlying collateral. In certain circumstances other information such as comparable sales data is deemed to be a more reliable indicator of value than the most recent appraisal. In these instances, that information is used in determining the impairment recorded for such loans. As the repayment of commercial and industrial loans is dependent upon cash flows of a business or guarantor support, the evaluation for impairment generally focuses on the discounted future cash flows of the borrower or guarantor support while considering the projected liquidation of any pledged collateral. The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts which are then included in the analysis of the adequacy of the allowance for loan and lease losses in accordance with FASB ASC 310. Loans identified for impairment are placed in non-accrual status.
At June 30, 2010, impaired loans totaled $188.3 million which was net of cumulative charge offs of $54.9 million and had specific reserves of $40.7 million included in the allowance for credit losses. All impaired loans at June 30, 2010 were from the Company’s commercial or residential real estate portfolios and, accordingly, were evaluated for impairment based on the fair value of the underlying collateral. As part of the impairment review process, appraisals are used to determine the property values. The appraised values that are used are based on the disposition value of the property which assumes Bank ownership of the property “as-is” and a 180 day marketing period. If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not in the file, a new appraisal is ordered. In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, sales contract, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received. Once a current appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made. Appraisals are obtained from State-certified Appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property. A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
When a guarantor is relied upon as a source of repayment, the Company makes an analysis of the strength of the guaranty. This analysis consists of a review of the guarantor’s personal and business financial statements and credit history and, as needed, a review of the guarantor’s tax returns and the preparation of a cash flow analysis of the guarantor. Management will continue to update its analysis on individual guarantors as circumstances change. Due to the continued weakness in the economy, subsequent analysis may result in the identification of the inability of some guarantors to perform under the agreed upon terms.
Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible, because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.
The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$188,884	$134,632	$176,043	$132,793

Loans and leases charged off:
Commercial and industrial	(5,106)	(754)	(7,275)	(1,494)
Real estate
Consumer mortgages	(4,659)	(4,877)	(9,257)	(8,950)
Home equity	(602)	(1,106)	(2,285)	(2,259)
Agricultural	(473)	(3)	(680)	(40)
Commercial and industrial-owner occupied	(3,845)	(649)	(6,310)	(1,485)
Construction, acquisition and development	(31,655)	(4,335)	(47,424)	(8,712)
Commercial	(2,593)	(321)	(4,871)	(881)
Credit cards	(1,363)	(1,290)	(2,523)	(2,448)
All other	(2,067)	(1,131)	(3,117)	(2,348)

Total loans charged off	(52,363)	(14,466)	(83,742)	(28,617)

Recoveries:
Commercial and industrial	242	67	305	192
Real estate
Consumer mortgages	818	263	882	483
Home equity	43	2	95	5
Agricultural	—	—	—	2
Commercial and industrial-owner occupied	44	248	51	256
Construction, acquisition and development	211	4	267	90
Commercial	27	—	39	56
Credit cards	219	140	369	278
All other	265	263	562	670

Total recoveries	1,869	987	2,570	2,032

Net charge-offs	(50,494)	(13,479)	(81,172)	(26,585)

Provision charged to operating expense	62,354	17,594	105,873	32,539

Balance, end of period	$200,744	$138,747	$200,744	$138,747

Average loans for period	$9,703,253	$9,740,916	$9,734,994	$9,718,321

Ratios:
Net charge-offs to average loans (annualized)	2.08%	0.55%	1.67%	0.55%
Provision for credit losses to average loans and leases, net of unearned (annualized)	2.57%	0.72%	2.18%	0.67%
Allowance for credit losses to loans and leases, net of unearned	2.08%	1.42%	2.08%	1.42%
Allowance for credit losses to net charge- offs (annualized)	99.39%	257.34%	123.65%	260.95%
The increase in the provision for credit losses in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 continues to be primarily a result of the increased credit risk experienced by the Company attributable to the impact the length and severity of the recession is having on the liquidity of our borrowers and guarantors, as well as the lackluster prevailing economic environment. Increases in net charge-offs in the second quarter and first six months of 2010 along with a significant increase in NPLs resulted in a provision for credit losses of $62.4 million during the second quarter of 2010 compared to a provision of $17.6 million in the same quarter of 2009 and a provision for credit losses of $105.9 million during the first six months of 2010 compared to a provision of $32.5 million for the same period in 2009. Annualized net charge-offs as a percentage of average loans and leases increased to 2.08% for the second quarter of 2010 compared to net charge-offs of 0.55% for the second quarter of 2009 and increased to 1.67% for the first six months of 2010 compared to 0.55% for the first six months of 2009. The Company continues to experience increased losses within the real estate construction, acquisition and development segment of its loan portfolio and in its consumer mortgage portfolio. These portfolios experienced increased losses in the second quarter and first six months of 2010 compared to the same periods in 2009. This was primarily a result of the weakened financial condition of such borrowers and guarantors. Their weakened state has hindered their ability to service their loans with the Company which has caused a number of loans to become collateral dependent. Once it is determined the loans repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or there is a specific reserve allocated to the loan. This process has resulted in an increased level of charge-offs in the first half of 2010. The increased level of charge-offs has caused the ratio of the allowance for credit losses to annualized charge-offs to decline below historic levels. We continue to believe that the current levels of the allowance for credit losses to be adequate as 70% of nonaccrual loans have been charged down to net realizable value or have specific reserves to reflect recent appraised values. This has resulted in impaired loans having a net book value of 61% of their principal balance. Another important factor considered is the coverage of non-performing loans that are not impaired by reserves that have not been specifically identified for impaired loans. As of June 30, 2010, that coverage was 140% compared to 219% at June 30, 2009. While some recent indicators suggest economic stabilization, management expects real estate values to remain under pressure, at least over the near term.
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

	June 30,				December 31,
	2010		2009		2009
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
			(Dollars in thousands)
Commercial and industrial	$22,518	15.47%	$16,948	13.50%	$21,154	15.11%
Real estate
Consumer mortgages	37,718	20.83%	31,857	20.95%	37,048	20.53%
Home equity	6,779	5.73%	6,388	5.43%	7,218	5.60%
Agricultural	3,767	2.69%	3,880	2.47%	4,192	2.67%
Commercial and industrial-owner occupied	22,533	14.52%	19,269	14.22%	22,989	14.76%
Construction, acquisition and development	63,182	14.26%	27,121	16.85%	46,193	14.86%
Commercial	28,643	18.52%	20,277	17.53%	26,694	18.39%
Credit cards	3,311	1.06%	3,280	1.04%	3,481	1.10%
All other	12,293	6.92%	9,727	8.01%	7,074	6.98%

Total	$200,744	100.00%	$138,747	100.00%	$176,043	100.00%

Noninterest Revenue
The components of noninterest revenue for the three months and six months ended June 30, 2010 and 2009 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2010	2009	% Change
	(Dollars in thousands)
Mortgage lending	$(2,304)	$13,959	(116.5)%
Credit card, debit card and merchant fees	9,333	9,111	2.4
Service charges	18,953	18,371	3.2
Trust income	2,707	2,040	32.7
Securities gains, net	(585)	42	N/M
Insurance commissions	21,666	20,575	5.3
Annuity fees	698	739	(5.5)
Brokerage commissions and fees	1,419	1,086	30.7
Bank-owned life insurance	1,972	1,796	9.8
Other miscellaneous income	3,227	12,759	(74.7)

Total noninterest revenue	$57,086	$80,478	(29.1)%

N/M=Not meaningful

	Six months ended
	June 30,
	2010	2009	% Change
	(Dollars in thousands)
Mortgage lending	$2,721	$21,611	(87.4)%
Credit card, debit card and merchant fees	18,143	17,459	3.9
Service charges	35,215	35,126	0.3
Trust income	5,294	4,249	24.6
Securities gains, net	712	47	1,414.9
Insurance commissions	43,334	43,220	0.3
Annuity fees	1,479	2,089	(29.2)
Brokerage commissions and fees	2,736	2,064	32.6
Bank owned life insurance	3,641	3,550	2.6
Other miscellaneous income	7,143	18,881	(62.2)

Total noninterest revenue	$120,418	$148,296	(18.8)%

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Mortgage loan origination volumes of $290.6 million and $507.6 million produced origination revenue of $4.5 million and $8.5 million for the quarters ended June 30, 2010 and 2009, respectively. Origination volume of $498.0 million and $931.9 million produced origination revenue of $8.0 million and $17.0 million for the six months ended June 30, 2010 and 2009, respectively. Origination volumes for the first six months of 2009 were driven by significant volumes of refinancings during that low mortgage interest rate period.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans. Revenue from the servicing of loans was $2.9 million and $2.6 million for the quarters ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, revenue from the servicing of loans was $5.8 million and $5.1 million, respectively. Mortgage lending revenue is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. Decreases in value from principal payments, prepayments and payoffs were $1.4 million and $2.1 million for the quarters ended June 30, 2010 and

2009, respectively. Decreases in value from principal payments, prepayments and payoffs were $2.7 million and $4.0 million for the six months ended June 30, 2010 and 2009, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $8.3 million for the second quarter of 2010 and increased $5.0 million for the second quarter of 2009. The fair value of MSRs decreased $8.3 million for the six months ended June 30, 2010 and increased $3.5 million for the six months ended June 30, 2009.
The following tables present the Company’s mortgage lending operations for the three months and six months ended June 30, 2010 and 2009:

	Three months ended
	June 30,
	2010	2009
	Amount	Amount	% Change
	(Dollars in thousands)
Production revenue:
Origination	$4,532	$8,453	(46.4)%
Servicing	2,921	2,564	(13.9)
Payoffs/Paydowns	(1,434)	(2,062)	30.5

Total	6,019	8,955	(32.8)
Market value adjustment	(8,323)	5,004	NM

Mortgage lending revenue	$(2,304)	$13,959	NM

	(Dollars in millions)
Origination volume	$291	$508	(42.7)

	Six months ended
	June 30,
	2010	2009
	Amount	Amount	% Change
	(Dollars in thousands)
Production revenue:
Origination	$7,958	$16,974	(53.1)%
Servicing	5,814	5,144	11.5
Payoffs/Paydowns	(2,736)	(4,001)	31.6

Total	11,036	18,117	(39.1)
Market value adjustment	(8,315)	3,494	NM

Mortgage lending revenue	$2,721	$21,611	NM

	(Dollars in millions)
Origination volume	$498	$932	(46.6)

Mortgage loans serviced at period-end	$3,552	$3,264	8.8

NM=not meaningful
Credit card, debit card and merchant fees increased for the comparable three-month and six-month periods as a result of an increase in the number and monetary volume of items processed. Service charges on deposit accounts increased slightly for the comparable three-month periods but remained relatively stable for the comparable six-month periods. Trust income increased for the comparable three-month and six-month periods primarily as a result of increases in the value of assets under management or in custody.
Net security losses for the three-month period ending June 30, 2010 were primarily a result of the approximately $637,000 other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities. Net security gains for the six-month period ending June 30, 2010 was a result of sales and calls of securities from the available-for-sale portfolio and calls of securities from the held-to-maturity portfolio, with these net gains offset by the $1.3 million other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities.
Insurance commissions remained relatively stable for the comparable six-month periods. Annuity fees decreased for the comparable three-month and six-month periods as a result of the prevailing interest rate environment. Brokerage commissions and fees increased for the comparable three-month and six-month periods because activity increased as the financial markets recovered somewhat. Other miscellaneous income decreased for the comparable three-month and six-month periods as other miscellaneous income in the first six months of 2009 included various non-recurring items such as interest on tax refunds of $2.8 million, a gain of $3.4 million from the sale of student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss.
Noninterest Expense
The components of noninterest expense for the three months and six months ended June 30, 2010 and 2009 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2010	2009	% Change
	(Dollars in thousands)
Salaries and employee benefits	$68,189	$70,092	(2.7)%
Occupancy, net	10,527	10,492	0.3
Equipment	5,877	5,855	0.4
Deposit insurance assessments	4,362	9,358	(53.4)
Advertising	1,196	1,096	9.1
Foreclosed property expense	3,813	1,314	190.2
Telecommunications	2,494	2,226	12.0
Public relations	1,656	1,582	4.7
Data processing	1,594	1,737	(8.2)
Computer software	1,900	1,907	(0.4)
Amortization of intangibles	984	1,263	(22.1)
Legal fees	1,313	1,419	(7.5)
Postage and shipping	1,178	1,211	(2.7)
Other miscellaneous expense	14,933	14,454	3.3

Total noninterest expense	$120,016	$124,006	(3.2)%

	Six months ended
	June 30,
	2010	2009	% Change
	(Dollars in thousands)
Salaries and employee benefits	$137,476	$141,455	(2.8)%
Occupancy, net of rental income	21,302	20,491	4.0
Equipment	11,616	12,077	(3.8)
Deposit insurance assessments	8,612	12,484	(31.0)
Advertising	1,852	2,061	(10.1)
Foreclosed property expense	7,351	3,616	103.3
Telecommunications	4,694	4,431	5.9
Public relations	3,304	3,129	5.6
Data processing	3,064	3,273	(6.4)
Computer software	3,604	3,718	(3.1)
Amortization of intangibles	1,999	2,623	(23.8)
Legal	2,641	2,477	6.6
Postage and shipping	2,538	2,470	2.8
Other miscellaneous expense	30,446	29,679	2.6

Total noninterest expense	$240,499	$243,984	(1.4)%

Salaries and employee benefits expense for the three months and six months ended June 30, 2010 decreased slightly compared to the same period in 2009, primarily because the Company employed fewer people during 2010 combined with a decrease in the amounts accrued under the Company’s incentive plans. Equipment expense remained stable for the three months ended June 30, 2010 compared to the same period in 2009 but decreased for the comparable six-month periods primarily because of decreased depreciation. The decrease in deposit insurance assessments for the three months and six months ended June 30, 2010 was primarily a result of the special FDIC assessment of $6.1 million during the second quarter of 2009 with no special assessment during 2010, offset somewhat by deposit growth, accrual adjustments and a slightly higher assessment rate.
Foreclosed property expense increased for the three months and six months ended June 30, 2010 compared with the same periods in 2009 as the Company experienced larger losses on the sale and writedown of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment. The following tables present the components of foreclosed property expense for the three months and six months ended June 30, 2010 and 2009:

	Three months ended
	June 30,
	2010	2009	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$830	$263	215.6%
Writedown of other real estate owned	2,388	476	401.7
Other foreclosed property expense	595	575	3.5

Total foreclosed property expense	$3,813	$1,314	190.2%

	Six months ended
	June 30,
	2010	2009	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$1,455	$1,603	(9.2)%
Writedown of other real estate owned	4,478	661	577.5
Other foreclosed property expense	1,418	1,352	4.9

Total foreclosed property expense	$7,351	$3,616	103.3%

While the Company experienced some minor fluctuations in various components of other noninterest expense, including advertising, telecommunications, legal, data processing, and amortization of intangibles, total noninterest expense remained relatively stable for the three months and six months ended June 30, 2010, compared with the same periods in 2009.
Income Tax
The Company recorded an income tax benefit of $3.4 million for the second quarter of 2010, compared to income tax expense of $16.0 million for the second quarter of 2009. For the six-month period ended June 30, 2010, income tax benefit was approximately $578,000, compared to income tax expense of $29.2 million for the same period in 2009. The income tax benefit for the second quarter and first six months of 2010 resulted from net loss before tax of $12.6 million and $4.2 million for the second quarter and first six months of 2010 compared to net income before tax of $49.8 million and $92.6 million for the second quarter and first six months of 2009. The effective tax rates for the second quarters of 2010 and 2009 were 21.3% and 32.0%, respectively. The effective tax rates for the first six months of 2010 and 2009 were 12.2% and 31.6%, respectively. The decrease in the effective tax rate for the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 was a result of tax-exempt income remaining relatively stable while taxable income decreased.
FINANCIAL CONDITION
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 2010 were $12.0 billion, or 89.7% of total assets, compared with $11.9 billion, or 90.7% of total assets, at December 31, 2009.
Loans and Leases
The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 81.1% of average earning assets during the second quarter of 2010. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. The Company’s loans and leases are widely diversified by borrower and industry. Loans and leases, net of unearned income, totaled $9.6 billion at June 30, 2010, representing a slight decrease from $9.8 billion at December 31, 2009. The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace loan runoff with new loan production, particularly out of its East Texas and Louisiana markets.
The following table shows the composition of the Company’s gross loans and leases by collateral type at the dates indicated:

	June 30,		December 31,
	2010	2009	2009
		(In thousands)
Commercial and industrial	$1,499,152	$1,323,524	$1,514,419
Real estate
Consumer mortgages	2,019,187	2,054,666	2,017,067
Home equity	555,281	532,337	550,085
Agricultural	260,489	242,034	262,069
Commercial and industrial-owner occupied	1,407,704	1,394,852	1,449,554
Construction, acquisition and development	1,381,591	1,652,052	1,459,503
Commercial	1,794,644	1,719,044	1,806,766
Credit cards	102,784	101,844	108,086
All other	670,791	786,382	655,437

Total	$9,691,623	$9,806,735	$9,822,986

The following table shows the Company’s net loans and leases by collateral type as of June 30, 2010 by geographical location:

	Alabama
	and Florida					Texas and	Corporate
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	and other
				(In thousands)
Commercial and industrial	$74,740	$217,980	$274,274	$102,737	$115,766	$261,690	$436,148
Real estate
Consumer mortgages	121,567	286,426	812,320	75,072	272,778	368,582	82,442
Home equity	68,796	44,986	186,274	35,012	156,247	60,083	3,883
Agricultural	7,973	78,632	81,367	5,099	30,339	49,993	7,086
Commercial and industrial-owner occupied	137,511	201,503	478,851	82,955	225,821	219,599	61,464
Construction, acquisition and development	152,902	113,520	360,369	116,208	413,017	203,829	21,746
Commercial	207,701	298,682	378,557	256,955	254,290	350,766	47,693
Credit cards	666	601	5,987	10	844	3,073	91,603
All other	32,890	91,784	205,368	15,302	96,952	84,648	114,944

Total	$804,746	$1,334,114	$2,783,367	$689,350	$1,566,054	$1,602,263	$867,009

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
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
Real Estate — Construction, Acquisition and Development — Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest only terms. The Bank engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular. Sales of finished houses slowed during 2009 and activity remained slow during the first six months of 2010 which has resulted in lower demand for residential lots and development land. The Company curtailed the origination of new construction and development projects significantly during 2009 and the Company maintained that stance during the first six months of 2010.
The underwriting process for construction, acquisition and development loans with interest reserves is essentially the same as that for a loan without interest reserves and may include analysis of borrower and guarantor financial strength, market demand for the proposed project, experience and success with similar projects, property values, time horizon for project completion and the availability of permanent financing once the project is completed. Construction, acquisition and development loans with or without interest reserves are inspected periodically to ensure that the project is on schedule and eligible for requested draws. For performing construction, acquisition and development loans, interest is generally recorded as interest income as it is earned. At June 30, 2010, the Company had $169.8 million in loans that provide for the use of interest reserves with $1.1 million and $2.3 million recognized as interest income for the second quarter and first six months of 2010, respectively.
Interest reserves are not included for any renewal period after construction is completed or otherwise ceases, requiring borrowers to make interest payments no less than quarterly. Loans for which construction is complete, or has ceased, and where interest payments are not made on a timely basis are considered non-performing and are generally placed in nonaccrual status. Procedures are in place to restrict the advancement of funds to keep a loan from becoming non-performing with any such advancement identified as a troubled debt restructure.
On a case by case basis, a construction, acquisition and development loan may be extended, renewed or restructured. The real estate risk management group is responsible for reviewing and approving the structure and classification of all construction, acquisition and development loan renewals and modifications above a certain threshold. The analysis performed by the real estate risk management group may include the review of updated appraisals, borrower and guarantor financial condition, construction status and proposed loan structure. If the new terms of the loan meet the criteria of a troubled debt restructuring as set out in FASB ASC 310, the loan is identified as such.
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.

Real estate — construction, acquisition and development loans were $1.4 billion at June 30, 2010. The following table shows the Company’s real estate — construction, acquisition and development portfolio by geographical location at June 30, 2010:

	Alabama
Real Estate Construction,	and Florida					Texas and	Corporate
Acquisition and Development	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	and other
				(In thousands)
Multi-family construction	$2,922	$—	$8,664	$8,815	$860	$830	$—
One-to-four family construction	28,907	13,420	61,915	14,223	75,073	36,091	—
Recreation and all other loans	1,134	12,432	18,981	1,187	3,637	6,804	—
Commercial construction	11,382	26,807	81,157	28,863	65,414	32,077	—
Commercial acquisition and development	15,718	27,715	65,546	25,938	80,157	55,339	—
Residential acquisition and development	92,839	33,146	124,106	37,182	187,876	72,688	21,746

Total	$152,902	$113,520	$360,369	$116,208	$413,017	$203,829	$21,746

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
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
NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s and guarantor’s weakened financial condition. The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. The Bank’s NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties. The Bank’s NPAs, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each period presented:

	June 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Non-accrual loans and leases	$263,758	$45,542	$144,013
Loans 90 days or more past due, still accruing	17,696	43,866	36,301
Restructured loans and leases, but accruing	20,813	8,264	6,161

Total NPLs	302,267	97,672	186,475

Other real estate owned	67,560	51,477	59,265

Total NPAs	$369,827	$149,149	$245,740

NPLs to net loans and leases	3.13%	1.00%	1.91%
NPAs to net loans and leases	3.83%	1.53%	2.51%
NPLs continued to increase at June 30, 2010 compared to December 31, 2009 and June 30, 2009. NPLs were $302.3 million at the end of the second quarter of 2010, an increase of $115.8 million from December 31, 2009 and an increase of $204.6 million from June 30, 2009. Included in NPLs at June 30, 2010 were $188.3 million of loans that had been subjected to impairment testing. These impaired loans had a specific reserve of $40.7 million included in the allowance for credit losses of $200.8 million at June 30, 2010, and were net of $54.9 million in partial charge-downs previously taken on these impaired loans. NPLs at December 31, 2009 included $128.5 million of loans that had been subjected to impairment testing. These impaired loans had a specific reserve of $22.7 million included in the allowance for credit losses of $176.0 million at December 31, 2009. NPLs at June 30, 2009 included $36.1 million of loans that had been subjected to impairment testing. These impaired loans had a specific reserve of $4.0 million included in the allowance for credit losses of $138.7 million at June 30, 2009.
The following table provides additional details related to the Company’s non-performing loans and leases and the allowance for credits losses at the dates indicated:

	June 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Unpaid principal balance of impaired loans	$243,221	$47,923	$161,631
Cumulative charge offs on impaired loans	54,930	11,836	33,094

Outstanding balance of impaired loans	188,291	36,087	128,537

Other non-accrual loans and leases not impaired	75,467	9,455	15,476

Total non-accrual loans and leases	$263,758	$45,542	$144,013

Allowance for impaired loans	40,721	3,968	22,747

Nonaccrual loans and leases, net of specific reserves	$223,037	$41,574	$121,266

Loans and leases 90+ past due, still accruing	17,696	43,866	36,301
Restructured loans and leases, still accruing	20,813	8,264	6,161

Total non-performing loans and leases	$302,267	$97,672	$186,475

Allowance for impaired loans	$40,721	$3,968	$22,747
Allowance for all other loans and leases	160,053	134,779	153,296

Total Allowance for Credit Losses	$200,774	$138,747	$176,043

Outstanding balance of impaired loans	$188,291	$36,087	$128,537
Allowance for impaired loans	40,721	3,968	22,747

Net book value of impaired loans	$147,570	$32,119	$105,790

Net book value of impaired loans as a % of unpaid principal balance	61%	67%	65%

Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	212%	1425%	991%

Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	140%	219%	265%
The increase in other real estate owned from June 30, 2009 to June 30, 2010 was reflective of the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure. The increase in non-accrual loans from June 30, 2009 to June 30, 2010 also reflected the effects of the recent economic environment on the Bank’s loan portfolio as a significant portion of the rise in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, primarily in the Bank’s more urban markets in the fourth quarter of 2009 and the first six months of 2010. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent in the second quarter, and certain other borrower specific factors. Of the Bank’s real estate construction, acquisition and development loans, which totaled $1.4 billion at June 30, 2010, $565.9 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi. These areas have experienced a higher incidence of non-performing loans, primarily as a result of a severe downturn in the housing market. Of the Company’s total non-performing loans of $302.3 million at June 30, 2010, $161.3 million, or 53.4%, were loans made within these markets. These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments. The following table presents the Company’s non-performing loans by geographical location:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Alabama and Florida Panhandle	$804,746	$728	$43,292	$8,702	$52,722	6.6%
Arkansas	1,334,114	247	10,533	421	11,201	0.8
Mississippi	2,783,367	6,658	47,425	6,003	60,086	2.1
Missouri	689,350	7,383	33,935	353	41,671	6.0
Tennessee*	1,566,054	1,199	105,942	1,429	108,570	6.9
Texas and Louisiana	1,602,263	1,481	9,077	28	10,586	0.7
Corporate and other	867,009	—	13,554	3,877	17,431	2.0

Total	$9,646,903	$17,696	$263,758	$20,813	$302,267	3.1%

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration. Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to remain focused on early identification and effective resolution of potential credit problems. Loans identified as meeting the criteria set out in FASB ASC 310 are identified as troubled debt restructures. The concessions granted most frequently involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In many cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs. For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs. At June 30, 2010, restructured loans of $77.9 million were included in the non-accrual loan category.
At June 30, 2010, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factor alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At June 30, 2010, the Bank had $11.2 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of NPLs at June 30, 2010:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Commercial and industrial	$1,483,335	$7,093	$6,280	$552	$13,925	0.9%
Real estate
Consumer mortgages	2,019,187	4,754	37,514	2,161	44,429	2.2
Home equity	555,281	—	1,565	100	1,665	0.3
Agricultural	260,489	—	3,972	651	4,623	1.8
Commercial and industrial-owner occupied	1,407,704	733	12,061	6,103	18,897	1.3
Construction, acquisition and development	1,381,591	1,490	159,829	2,478	163,797	11.9
Commercial	1,794,644	3,068	38,921	4,525	46,514	2.6
Credit cards	102,784	228	726	3,285	4,239	4.1
All other	641,888	330	2,890	958	4,178	0.7

Total	$9,646,903	$17,696	$263,758	$20,813	$302,267	3.1%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loan portfolio at June 30, 2010:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Multi-family construction	$22,091	$—	$11,705	$—	$11,705	53.0%
One-to-four family construction	229,629	365	6,117	1,072	7,554	3.3
Recreation and all other loans	44,175	—	685	—	685	1.6
Commercial construction	245,700	141	24,723	—	24,864	10.1
Commercial acquisition and development	270,413	77	15,558	460	16,095	6.0
Residential acquisition and development	569,583	907	101,041	946	102,894	18.1

Total	$1,381,591	$1,490	$159,829	$2,478	$163,797	11.9%

Securities
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities increased 11.1% to $1.1 billion at June 30, 2010, compared to $1.0 billion at December 31, 2009. Available-for-sale securities were $962.7 million at June 30, 2010, compared to $960.8 million at December 31, 2009, a 0.2% increase.
The following table shows the held-to-maturity and available-for-sale securities portfolios by credit rating as obtained from Moody’s rating service as of June 30, 2010:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
		(Dollars in thousands)
Available-for-sale Securities:
Aaa	$819,080	88.2%	$850,625	88.4%
Aa1 to Aa3	44,011	4.8%	45,504	4.7%
A1 to A3	2,959	0.3%	2,989	0.3%
Baa1	905	0.1%	906	0.1%
Caa1	66	0.0%	131	0.0%
C	812	0.1%	812	0.1%
Not rated (1)	60,546	6.5%	61,725	6.4%

Total	$928,379	100.0%	$962,692	100.0%

Held-to-maturity Securities:
Aaa	$887,211	77.3%	$921,769	77.6%
Aa1 to Aa3	84,982	7.4%	87,705	7.4%
A1 to A3	16,708	1.5%	17,231	1.5%
Baa1 to Baa3	6,475	0.6%	6,693	0.6%
B1 to B3	494	0.0%	540	0.0%
Not rated (1)	151,287	13.2%	153,322	12.9%

Total	$1,147,157	100.0%	$1,187,260	100.0%

(1)	Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.
Goodwill
The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting unit in assessing impairment at least annually. The Company’s annual assessment date is during the Company’s fourth quarter. No events occurred during the second quarter that would indicate the necessity of an earlier goodwill impairment assessment. In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change. As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting units may be necessary in future periods. Goodwill was $270.1 million at June 30, 2010 and December 31, 2009.
Deposits and Other Interest-Bearing Liabilities
Deposits originating within the communities served by the Bank continue to be the Bank’s primary source of funding its earning assets. The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates. The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company’s assessment of the stability of its fund sources and its access to additional funds. Furthermore, management attempts to shift the mix and maturity of the deposits depending on economic conditions and within established loan and investment policies, to minimize cost and maximize net interest margin.
The Company’s noninterest-bearing, interest-bearing, savings and other time deposits are shown in the following table:

	June 30,	December 31,
	2010	2009	% Change
	(Dollars in millions)
Noninterest bearing demand	$1,898	$1,902	(0.2)%
Interest bearing demand	4,726	4,324	9.3
Savings	770	725	6.2
Other time	3,827	3,727	2.7

Total deposits	$11,221	$10,678	5.1%

The increase in deposits at June 30, 2010 compared to December 31, 2009 has been experienced broadly across all of the Company’s markets and is a result of the expansion of existing customer relationships and some new customer relationships.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase. Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. In addition, the Company also has access to the Federal Reserve discount window and other bank lines. The Company had short-term advances from the FHLB and the Federal Reserve totaling $3.5 million and $203.5 million at June 30, 2010 and December 31, 2009, respectively. The Company had federal funds purchased and securities sold under agreement to repurchase of $481.1 and $539.9 million at June 30, 2010 and December 31, 2009, respectively. The Company had long-term advances totaling $110.7 million and $112.8 million at June 30, 2010 and December 31, 2009, respectively. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.8 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2010.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively. The Company exceeded the required minimum levels for these ratios at June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,080,007	10.53%	$1,143,019	11.17%
Total capital (to risk-weighted assets)	1,209,265	11.79	1,271,634	12.42
Tier I leverage capital (to average assets)	1,080,007	8.35	1,143,019	8.95
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,050,629	10.26%	$1,119,612	10.95%
Total capital (to risk-weighted assets)	1,179,746	11.52	1,248,227	12.21
Tier I leverage capital (to average assets)	1,050,629	8.14	1,119,612	8.79
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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other general corporate purposes as determined by the Company’s Board of Directors. At June 30, 2010, 460,700 shares had been repurchased under this program, but the Company has not repurchased any shares of its common stock since March 2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
Certain Litigation Contingencies
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers through offices in nine states. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal non-compliance and disputes, litigation presents an ongoing risk.
The Company and its subsidiaries are defendants in various lawsuits, including the litigation discussed below and claims arising out of the ordinary course of business. Some of these claims are against entities of which the Company is a successor as a result of business combinations. Management of the Company evaluates lawsuits based on information currently available, including advice of counsel and assessment of available insurance coverage. Management is currently of the opinion that the ultimate resolution or financial liability with respect to pending lawsuits will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. Litigation is, however, inherently uncertain, and management cannot provide any assurance that the Company and/or its subsidiaries will prevail in any of these actions, nor can management estimate with reasonable certainty the amount of damages that the Company or any of its subsidiaries might incur.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. The complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
CRITICAL ACCOUNTING POLICIES
During the three months ended June 30, 2010, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended June 30, 2010, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management commenced in the first quarter and continued in the second quarter of 2010 related to a material weakness in internal control over financial reporting identified as of December 31, 2009 and reported on in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Following management’s determination of the material weakness, management promptly began taking the following remedial actions:
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 with the exception of the following risk factors.
Recently enacted financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The law includes, among other things:
•	The creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•	The elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency;
•	The creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;
•	The establishment of strengthened capital and prudential standards for banks and bank holding companies;
•	Enhanced regulation of financial markets, including derivatives and securitization markets;
•	The elimination of certain trading activities from banks;
•	A permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; and
•	The creation of an Office of National Insurance within Treasury.
While the bill has been signed into law, a number of provisions of the law remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including without limitations, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Agency, could have a significant impact on our business, financial condition and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.
We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and recent legislation impacting service charges could reduce our fee income.
A significant portion of our noninterest revenue is derived from service charge income. The largest component of this service charge income is overdraft-related fees. Changes in banking regulations, and in particular the Federal Reserve’s new rules pertaining to certain overdraft payments on consumer accounts effective July 1, 2010, could have a significant adverse impact on our service charge income and overall results. Additionally, changes in customer behavior as well as increased competition from other financial institutions could result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.
ITEM 6. EXHIBITS.

(3)	(a)	Restated Articles of Incorporation, as amended. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**		Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2010 and 2009, and December 31, 2009, (ii) the Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto. * Filed herewith.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)
DATE: August 6, 2010	/s/ William L. Prater
William L. Prater
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Restated Articles of Incorporation, as amended. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**		Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2010 and 2009, and December 31, 2009, (ii) the Consolidated Statements of Income for each of the three-month and six-month periods ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the six-month periods ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.