Form 10-Q
period 2010-09-30
BANCORPSOUTH INC
filed 2010-11-05
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2010, the registrant had outstanding 83,481,737 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
TABLE OF CONTENTS

Page
PART I. Financial Information
ITEM 1. Financial Statements
Consolidated Balance Sheets September 30, 2010 and 2009 (Unaudited) and December 31, 2009	3
Consolidated Statements of Income (Unaudited) Three Months and Nine Months Ended September 30, 2010 and 2009	4
Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2010 and 2009	5
Notes to Consolidated Financial Statements (Unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	53
ITEM 4. Controls and Procedures	54

PART II. Other Information
ITEM 1A. Risk Factors	54
ITEM 6. Exhibits	55
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to net interest revenue, estimates of fair value discount rates, fair values of held-to-maturity and available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, real estate values, fully-indexed interest rates, interest rate risk, average interest rate earned, interest rate sensitivity, pension benefits, calculation of economic value of equity, diversification of the Company’s revenue stream, liquidity needs and strategies, net interest margin, ratio of tangible equity to tangible assets, payment of dividends, the impact of federal and state regulatory requirements for capital on the Company’s ability to meet its cash obligations, additional share repurchases under the Company’s stock repurchase program, the impact of pending litigation and the implementation and effect of remedial actions to address the material weakness in internal control over financial reporting. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, conditions in the financial markets and economic conditions generally, the soundness of other financial institutions, levels of market volatility, the availability of capital if the Company elects or is compelled to seek additional capital, liquidity risk, the credit risk associated with real estate construction, estimates of costs and values associated with acquisition and development loans in the Company’s loan portfolio, the adequacy of the Company’s allowance for credit losses to cover actual credit losses, governmental regulation and supervision of the Company’s operations, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, the impact of hurricanes or other adverse weather events, risks in connection with completed or potential acquisitions, dilution caused by the Company’s issuance of securities to raise capital or to acquire other banks, bank holding companies, financial holding companies and insurance agencies, restrictions on the Company’s ability to declare and pay dividends, the Company’s growth strategy, diversification in the types of financial services the Company offers, competition with other financial services companies, interruptions or breaches in security of the Company’s information systems, the Company’s ability to improve its internal controls adequately, any requirement that the Company write down goodwill or other intangible assets, the impact of recently enacted financial regulatory reforms, the impact of recent legislation on service charges on core deposit accounts and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$128,160	$222,741	$189,103
Interest bearing deposits with other banks	211,189	15,704	43,067
Held-to-maturity securities, at amortized cost	1,357,888	1,032,822	1,180,716
Available-for-sale securities, at fair value	915,877	960,772	958,158
Federal funds sold and securities purchased under agreement to resell	325,000	75,000	75,000
Loans and leases	9,556,962	9,822,986	9,803,235
Less: Unearned income	42,033	47,850	45,291
Allowance for credit losses	205,081	176,043	144,791

Net loans	9,309,848	9,599,093	9,613,153
Loans held for sale	125,815	80,343	80,053
Premises and equipment, net	335,618	343,877	346,931
Accrued interest receivable	63,797	68,651	74,589
Goodwill	270,097	270,097	270,097
Bank owned life insurance	192,459	187,770	189,043
Other real estate owned	82,647	59,265	62,072
Other assets	264,621	251,732	189,891

TOTAL ASSETS	$13,583,016	$13,167,867	$13,271,873

LIABILITIES
Deposits:
Demand: Noninterest bearing	$1,967,635	$1,901,663	$1,769,432
Interest bearing	4,623,103	4,323,646	4,055,395
Savings	801,153	725,192	712,446
Other time	3,804,973	3,727,201	3,759,761

Total deposits	11,196,864	10,677,702	10,297,034
Federal funds purchased and securities sold under agreement to repurchase	501,175	539,870	816,374
Short-term Federal Home Loan Bank and other short-term borrowings	152,738	203,500	200,000
Accrued interest payable	16,574	19,588	24,243
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	110,000	112,771	286,281
Other liabilities	209,648	177,828	201,411

TOTAL LIABILITIES	12,347,311	11,891,571	11,985,655

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares; Issued - 83,481,737 83,450,296 and 83,446,000 shares, respectively	208,704	208,626	208,615
Capital surplus	224,170	222,547	222,135
Accumulated other comprehensive loss	(2,705)	(8,409)	(18,568)
Retained earnings	805,536	853,532	874,036

TOTAL SHAREHOLDERS’ EQUITY	1,235,705	1,276,296	1,286,218

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,583,016	$13,167,867	$13,271,873

(1)	Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$123,533	$129,455	$375,110	$387,927
Deposits with other banks	79	20	133	112
Federal funds sold and securities purchased under agreement to resell	213	27	438	31
Held-to-maturity securities:
Taxable	9,010	11,690	27,788	36,829
Tax-exempt	2,584	2,193	7,457	6,459
Available-for-sale securities:
Taxable	7,782	8,592	24,197	26,351
Tax-exempt	795	812	2,460	2,521
Loans held for sale	889	698	2,122	3,188

Total interest revenue	144,885	153,487	439,705	463,418

INTEREST EXPENSE:
Deposits:
Interest bearing demand	8,582	9,038	27,725	31,024
Savings	881	937	2,685	2,800
Other time	21,108	25,534	64,172	77,863
Federal funds purchased and securities sold under agreement to repurchase	209	331	652	1,324
Federal Home Loan Bank borrowings	1,543	2,877	4,976	8,585
Junior subordinated debt	2,880	2,884	8,597	8,767
Other	4	150	9	503

Total interest expense	35,207	41,751	108,816	130,866

Net interest revenue	109,678	111,736	330,889	332,552
Provision for credit losses	54,850	22,514	160,723	55,053

Net interest revenue, after provision for credit losses	54,828	89,222	170,166	277,499

NONINTEREST REVENUE:
Mortgage lending	8,898	2,012	11,619	23,623
Credit card, debit card and merchant fees	9,569	8,902	27,712	26,361
Service charges	18,621	19,049	53,836	54,175
Trust income	2,783	2,435	8,077	6,684
Security gains, net	2,327	—	3,039	47
Insurance commissions	20,825	20,134	64,159	63,354
Other	6,729	9,943	21,728	36,527

Total noninterest revenue	69,752	62,475	190,170	210,771

NONINTEREST EXPENSE:
Salaries and employee benefits	68,232	70,353	205,708	211,808
Occupancy, net of rental income	11,038	10,720	32,340	31,211
Equipment	5,523	5,853	17,139	17,930
Deposit insurance assessments	4,752	3,402	13,364	15,886
Other	33,542	32,344	95,035	89,821

Total noninterest expense	123,087	122,672	363,586	366,656

Income (loss) before income taxes	1,493	29,025	(3,250)	121,614
Income tax (benefit) expense	(9,767)	7,494	(10,346)	36,739

Net income	$11,260	$21,531	$7,096	$84,875

Earnings per share: Basic	$0.13	$0.26	$0.09	$1.02

Diluted	$0.13	$0.26	$0.08	$1.02

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$7,096	$84,875
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	160,723	55,053
Depreciation and amortization	22,270	23,138
Deferred taxes	(6,874)	(1,734)
Amortization of intangibles	2,960	3,817
Amortization of debt securities premium and discount, net	3,612	4,203
Share-based compensation expense	1,100	916
Security gains, net	(3,039)	(47)
Net deferred loan origination expense	(6,777)	(7,490)
Excess tax benefit from exercise of stock options	(67)	(485)
Decrease in interest receivable	4,854	4,594
(Decrease) increase in interest payable	(3,014)	3,488
Realized gain on student loans sold	—	(3,690)
Proceeds from student loans sold	—	159,543
Origination of student loans held for sale	—	(33,407)
Realized gain on mortgages sold	(23,869)	(19,221)
Proceeds from mortgages sold	968,938	1,242,935
Origination of mortgages held for sale	(988,299)	(1,228,074)
Increase in bank-owned life insurance	(4,689)	(6,772)
Increase in prepaid pension asset	(763)	(37,346)
Decrease in prepaid deposit insurance assessments	11,920	—
Other, net	8,272	46,120

Net cash provided by operating activities	154,354	290,416

Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	354,134	214,754
Proceeds from calls and maturities of available-for-sale securities	141,285	103,813
Proceeds from sales of available-for-sale securities	136,769	—
Purchases of held-to-maturity securities	(679,442)	(62,555)
Purchases of available-for-sale securities	(226,126)	(72,609)
Net increase in short-term investments	(250,000)	—
Net decrease (increase) in loans and leases	111,917	(117,887)
Purchases of premises and equipment	(14,826)	(20,460)
Proceeds from sale of premises and equipment	458	2,924
Acquisition of businesses, net of cash acquired	—	(1,130)
Other, net	(53)	(51)

Net cash (used in) provided by investing activities	(425,884)	46,799

Financing activities:
Net increase in deposits	519,162	585,162
Net decrease in short-term debt and other liabilities	(92,203)	(946,527)
Repayment of long-term debt	(33)	(31)
Issuance of common stock	534	6,245
Excess tax benefit from exercise of stock options	67	485
Payment of cash dividends	(55,093)	(54,976)

Net cash provided by (used in) financing activities	372,434	(409,642)

Increase (decrease) in cash and cash equivalents	100,904	(72,427)
Cash and cash equivalents at beginning of period	238,445	304,597

Cash and cash equivalents at end of period	$339,349	$232,170

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates. For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain 2009 amounts have been reclassified to conform with the 2010 presentation.
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
NOTE 2 – LOANS AND LEASES
The composition of the loan and lease portfolio by collateral type as of the dates indicated was as follows:

	September 30,		December 31,
	2010	2009	2009
	(In thousands)
Commercial and industrial	$1,453,365	$1,457,985	$1,514,419
Real estate
Consumer mortgages	2,001,077	2,046,433	2,017,067
Home equity	552,095	540,875	550,085
Agricultural	262,083	254,647	262,069
Commercial and industrial-owner occupied	1,375,466	1,432,859	1,449,554
Construction, acquisition and development	1,307,242	1,533,622	1,459,503
Commercial	1,810,626	1,770,066	1,806,766
Credit cards	102,672	103,208	108,086
All other	692,336	663,540	655,437

Total	$9,556,962	$9,803,235	$9,822,986

The Company does not have any loan concentrations, other than those reflected in the preceding table, which exceed 10% of total loans.
A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain of these loans are structured with interest-only terms. A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans. The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted. Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas. Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition. The following table presents information concerning NPLs as of the dates indicated:

	September 30,		December 31,
	2010	2009	2009
	(In thousands)
Non-accrual loans and leases	$347,181	$82,732	$144,013
Loans and leases 90 days or more past due, still accruing	9,910	20,699	36,301
Restructured loans and leases still accruing	52,325	8,205	6,161

Total non-performing loans	$409,416	$111,636	$186,475

The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. At September 30, 2010, the Company’s geographic NPL distribution was concentrated primarily in its Alabama and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”) are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and include troubled debt restructurings (“TDRs”). The Company’s recorded investment in loans considered impaired at September 30, 2010 and December 31, 2009 was $242.2 million and $128.5 million, respectively. At September 30, 2010 and December 31, 2009, $135.8 million and $73.2 million of those impaired loans had a valuation allowance of $43.6 million and $22.7 million, respectively. The remaining balance of impaired loans of $106.4 million and $55.3 million at September 30, 2010 and December 31, 2009, respectively, have been charged down to fair value, less estimated selling costs which would approximate net realizable value, therefore, they do not have an associated valuation allowance. Impaired loans that were characterized as TDRs totaled $55.1 million and $72.6 million at September 30, 2010 and December 31, 2009, respectively.
At September 30, 2010, other real estate owned which had been acquired, usually through foreclosure, from borrowers totaled $82.6 million compared to $59.3 million at December 31, 2009. The Company incurred total foreclosed property expenses of $4.9 million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively. The Company incurred total foreclosed property expenses of $12.3 million and $7.3 million for the nine months ended September 30, 2010 and 2009, respectively. Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $4.1 million and $2.9 million for the three months ended September 30, 2010 and 2009, respectively, and were $10.0 million and $5.2 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2010	2009	2009
	(In thousands)
Balance at beginning of period	$176,043	$132,793	$132,793
Provision charged to expense	160,723	55,053	117,324
Recoveries	4,581	3,062	4,139
Loans and leases charged off	(136,266)	(46,117)	(78,213)

Balance at end of period	$205,081	$144,791	$176,043

NOTE 4 – SECURITIES
A comparison of amortized cost and estimated fair values of held-to-maturity securities as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$988,666	$36,505	$—	$1,025,171
Obligations of states and political subdivisions	369,222	11,576	83	380,715

Total	$1,357,888	$48,081	$83	$1,405,886

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$798,660	$39,685	$—	$838,345
Obligations of states and political subdivisions	234,162	6,238	670	239,730

Total	$1,032,822	$45,923	$670	$1,078,075

Gross gains of approximately $52,000 and no gross losses were recognized on held-to-maturity securities during the first nine months of 2010, while gross gains of approximately $9,000 and gross losses of approximately $2,000 were recognized during the first nine months of 2009. These gains and losses were a result of held-to-maturity securities being called prior to maturity.
The amortized cost and estimated fair value of held-to-maturity securities at September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$411,119	$417,419
Maturing after one year through five years	586,291	609,666
Maturing after five years through ten years	133,842	138,210
Maturing after ten years	226,636	240,591

Total	$1,357,888	$1,405,886

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$416,811	$23,631	$—	$440,442
Government agency issued residential mortgage-backed securities	313,696	6,952	177	320,471
Government agency issued commercial mortgage-backed securities	23,547	2,453	18	25,982
Obligations of states and political subdivisions	104,912	4,166	120	108,958
Collateralized debt obligations	576	—	—	576
Other	18,929	519	—	19,448

Total	$878,471	$37,721	$315	$915,877

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$493,970	$18,325	$207	$512,088
Government agency issued residential mortgage-backed securities	282,634	9,906	122	292,418
Government agency issued commercial mortgage-backed securities	18,229	693	85	18,837
Obligations of states and political subdivisions	109,751	1,589	502	110,838
Collateralized debt obligations	2,125	—	—	2,125
Other	23,967	500	1	24,466

Total	$930,676	$31,013	$917	$960,772

Gross gains of $4.5 million and gross losses of $1.5 million were recognized on available-for-sale securities during the first nine months of 2010, while gross gains of approximately $40,000 and no gross losses were recognized during the first nine months of 2009.
The amortized cost and estimated fair value of available-for-sale securities at September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after ten years.

	September 30, 2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$77,786	$80,477
Maturing after one year through five years	447,993	465,052
Maturing after five years through ten years	156,074	164,014
Maturing after ten years	196,618	206,334

Total	$878,471	$915,877

The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at September 30, 2010:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Held-to-maturity securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	4,112	(48)	3,866	(35)	7,978	(83)

Total	$4,112	$(48)	$3,866	$(35)	$7,978	$(83)

Available-for-sale securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Government agency issued residential mortgage-backed securities	85,477	(103)	2,641	(74)	88,118	(177)
Government agency issued commercial mortgage-backed securities	—	—	1,370	(18)	1,370	(18)
Obligations of states and political subdivisions	2,578	(6)	888	(114)	3,466	(120)
Other	—	—	—	—	—	—

Total	$88,055	$(109)	$4,899	$(206)	$92,954	$(315)

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary. During the third quarter and first nine months of 2010, approximately $236,000 and $1.5 million, respectively, were recorded as other-than-temporary impairments related to investments in pooled trust preferred securities.
NOTE 5 – PER SHARE DATA
The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding. The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method. Weighted-average antidilutive stock options for 2.5 million and 2.2 million shares of Company common stock with a weighted average exercise price of $22.75 and $23.54 per share for the three months and nine months ended September 30, 2010, respectively, were excluded from diluted shares. Weighted-average antidilutive stock options for 1.8 million shares of Company common stock with a weighted average exercise price of $23.75 per share for both the three months and nine months ended September 30, 2009, respectively, were excluded from diluted shares. Antidilutive other equity awards of approximately 41,000 and 14,000 shares of Company common stock for the three months and nine months ended September 30, 2009, respectively, were also excluded from diluted shares. There were no antidilutive other equity awards for the three months and nine months ended September 30, 2010.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$11,260	83,433	$0.13	$21,531	83,369	$0.26

Effect of dilutive share-based awards	—	40		—	144

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$11,260	83,473	$0.13	$21,531	83,513	$0.26

	Nine months ended September 30,
	2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$7,096	83,422	$0.09	$84,875	83,261	$1.02

Effect of dilutive share-based awards	—	108		—	137

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$7,096	83,530	$0.08	$84,875	83,398	$1.02

NOTE 6 – COMPREHENSIVE INCOME
The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2010			2009
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$5,421	$(2,078)	$3,343	$9,516	$(3,645)	$5,871
Less: Reclassification adjustment for net (gains) losses realized in net income	(2,327)	890	(1,437)	—	—	—
Recognized employee benefit plan net periodic benefit cost	645	(247)	398	1,171	(448)	723

Other comprehensive income	$3,739	$(1,435)	$2,304	$10,687	$(4,093)	$6,594

Net income			11,260			21,531

Comprehensive income			$13,564			$28,125

	Nine months ended September 30,
	2010			2009
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$10,351	$(3,962)	$6,389	$10,049	$(3,857)	$6,192
Less: Reclassification adjustment for net (gains) losses realized in net income	(3,039)	1,162	(1,877)	(47)	18	(29)
Recognized employee benefit plan net periodic benefit cost	1,931	(739)	1,192	3,506	(1,341)	2,165

Other comprehensive income	$9,243	$(3,539)	$5,704	$13,508	$(5,180)	$8,328

Net income			7,096			84,875

Comprehensive income			$12,800			$93,203

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2010 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2009	$217,618	$52,479	$270,097
Goodwill recorded during the period	—	—	—

Balance as of September 30, 2010	$217,618	$52,479	$270,097

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually. The Company’s annual assessment date is during the Company’s fourth quarter. Because of the volatile market conditions during which the Company’s market value fell below book value, the Company performed a complete goodwill impairment analysis for all of its reporting segments during the third quarter of 2010. Based on this analysis, the estimated fair value of all of the Company’s reporting segments exceeded the respective carrying values. Therefore, no goodwill impairment was recorded.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$19,394	$27,801	$18,408
Customer relationship intangibles	32,511	21,034	32,511	19,060
Non-solicitation intangibles	600	600	600	600

Total	$60,912	$41,028	$60,912	$38,068

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$324	$421	$986	$1,384
Customer relationship intangibles	637	734	1,974	2,273
Non-solicitation intangibles	—	40	—	160

Total	$961	$1,195	$2,960	$3,817

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2010 and the succeeding four years:

		Customer
	Core Deposit	Relationship
	Intangibles	Intangibles	Total
	(In thousands)
Estimated Amortization Expense:
For year ending December 31, 2010	$1,308	$2,601	$3,909
For year ending December 31, 2011	1,016	2,223	3,239
For year ending December 31, 2012	946	1,905	2,851
For year ending December 31, 2013	582	1,632	2,214
For year ending December 31, 2014	526	1,398	1,924

NOTE 8 – PENSION BENEFITS
The following table presents the components of net periodic benefit costs for the periods indicated:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Service cost	$1,863	$1,782	$5,587	$5,345
Interest cost	1,919	1,755	5,757	5,264
Expected return on assets	(3,508)	(2,675)	(10,524)	(8,023)
Amortization of unrecognized transition amount	5	5	13	13
Recognized prior service cost	85	85	255	256
Recognized net loss	555	1,081	1,663	3,237

Net periodic benefit costs	$919	$2,033	$2,751	$6,092

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

The decrease in performance of the General Corporate and Other operating segment for the three months and nine months ended September 30, 2010 was primarily related to mortgage lending.
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2010 and 2009 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Three months ended September 30, 2010:
Results of Operations
Net interest revenue	$102,420	$151	$7,107	$109,678
Provision for credit losses	54,609	—	241	54,850

Net interest revenue after provision for credit losses	47,811	151	6,866	54,828
Noninterest revenue	31,372	20,815	17,565	69,752
Noninterest expense	72,387	17,633	33,067	123,087

Income (loss) before income taxes	6,796	3,333	(8,636)	1,493
Income tax expense (benefit)	3,837	1,334	(14,938)	(9,767)

Net income	$2,959	$1,999	$6,302	$11,260

Selected Financial Information
Total assets at end of period	$10,770,259	$157,388	$2,655,369	$13,583,016
Depreciation and amortization	6,164	1,042	1,124	8,330

Three months ended September 30, 2009:
Results of Operations
Net interest revenue	$104,040	$155	$7,541	$111,736
Provision for credit losses	20,786	—	1,728	22,514

Net interest revenue after provision for credit losses	83,254	155	5,813	89,222
Noninterest revenue	28,304	19,969	14,202	62,475
Noninterest expense	69,695	17,004	35,973	122,672

Income (loss) before income taxes	41,863	3,120	(15,958)	29,025
Income tax expense (benefit)	10,809	1,241	(4,556)	7,494

Net income (loss)	$31,054	$1,879	$(11,402)	$21,531

Selected Financial Information
Total assets at end of period	$10,370,680	$161,966	$2,739,227	$13,271,873
Depreciation and amortization	6,327	1,161	1,306	8,794

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
		(In thousands)
Nine months ended September 30, 2010:
Results of Operations
Net interest revenue	$308,942	$444	$21,503	$330,889
Provision for credit losses	155,346	—	5,377	160,723

Net interest revenue after provision for credit losses	153,596	444	16,126	170,166
Noninterest revenue	87,347	64,174	38,649	190,170
Noninterest expense	229,144	53,111	81,331	363,586

Income (loss) before income taxes	11,799	11,507	(26,556)	(3,250)
Income tax expense (benefit)	483	4,572	(15,401)	(10,346)

Net income (loss)	$11,316	$6,935	$(11,155)	$7,096

Selected Financial Information
Total assets at end of period	$10,770,259	$157,388	$2,655,369	$13,583,016
Depreciation and amortization	18,637	3,206	3,387	25,230

Nine months ended September 30, 2009:
Results of Operations
Net interest revenue	$307,789	$479	$24,284	$332,552
Provision for credit losses	49,485	—	5,568	55,053

Net interest revenue after provision for credit losses	258,304	479	18,716	277,499
Noninterest revenue	86,423	63,019	61,329	210,771
Noninterest expense	216,302	52,049	98,305	366,656

Income (loss) before income taxes	128,425	11,449	(18,260)	121,614
Income tax expense (benefit)	38,797	4,534	(6,592)	36,739

Net income (loss)	$89,628	$6,915	$(11,668)	$84,875

Selected Financial Information
Total assets at end of period	$10,980,010	$161,966	$2,129,897	$13,271,873
Depreciation and amortization	21,752	3,509	1,694	26,955
NOTE 11 – MORTGAGE SERVICING RIGHTS
Mortgage servicing rights (“MSRs”), which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Data and assumptions used in the fair value calculation related to MSRs as of the dates indicated were as follows:

	September 30,		December 31,
(Dollars in thousands)	2010	2009	2009
Unpaid principal balance	$3,690,125	$3,355,010	$3,413,202
Weighted-average prepayment speed (CPR)	23.2	18.5	15.9
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	5.4	5.7	5.6
Weighted-average remaining maturity (months)	318.0	321.0	321.0
Weighted-average servicing fee (basis points)	28.6	28.9	28.8
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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the periods indicated:

	2010	2009
	(In thousands)
Fair value as of January 1	$35,560	$24,972
Additions:
Origination of servicing assets	9,173	11,879
Changes in fair value:
Due to payoffs/paydowns	(4,900)	(5,370)
Due to change in valuation inputs or assumptions used in the valuation model	(12,924)	755
Other changes in fair value	(8)	(9)

Fair value as of September 30	$26,901	$32,227

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.6 million and $2.4 million and late and other ancillary fees of approximately $358,000 and $398,000 for the three months ended September 30, 2010 and 2009, respectively. The Company recorded contractual servicing fees of $7.7 million and $7.0 million and late and other ancillary fees of $1.0 million and approximately $927,000 for the nine months ended September 30, 2010 and 2009, respectively.
NOTE 12 – DERIVATIVE INSTRUMENTS
The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At September 30, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $256.7 million with a carrying value and fair value reflecting a loss of $1.2 million. At September 30, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $132.8 million with a carrying value and fair value reflecting a loss of $1.2 million. At September 30, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $203.8 million with a carrying value and fair value reflecting a gain of $3.1 million. At September 30, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $100.0 million with a carrying value and fair value reflecting a gain of $1.3 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of September 30, 2010, the notional amount of customer related derivative financial instruments was $506.3 million with an average maturity of 76 months, an average interest receive rate of 2.8% and an average interest pay rate of 6.1%.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$440,442	$—	$440,442
Government agency issued residential mortgage-backed securities	—	320,471	—	320,471
Government agency issued commercial mortgage-backed securities	—	25,982	—	25,982
Obligations of states and political subdivisions	—	108,958	—	108,958
Collateralized debt obligations	—	—	576	576
Other	473	18,975	—	19,448
Mortgage servicing rights	—	—	26,901	26,901
Derivative instruments	—	55,309	3,100	58,409

Total	$473	$970,137	$30,577	$1,001,187

Liabilities:
Derivative instruments	$—	$55,950	$1,209	$57,159

	September 30, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$511,485	$—	$511,485
Government agency issued residential mortgage-backed securities	—	309,406	—	309,406
Government agency issued commercial mortgage-backed securities	—	19,113	—	19,113
Obligations of states and political subdivisions	—	84,007	—	84,007
Collateralized debt obligations	—	—	2,375	2,375
Other	355	31,417	—	31,772
Mortgage servicing rights	—	—	32,227	32,227
Derivative instruments	—	31,439	1,312	32,751

Total	$355	$986,867	$35,914	$1,023,136

Liabilities:
Derivative instruments	$—	$31,439	$1,219	$32,658

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2010 and 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$1,110	$2,125
Total net gains (losses) for the year to date included in:
Net (loss) income	(8,659)	781	(1,549)
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2010	$26,901	$1,891	$576

Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at September 30, 2010	$(4,609)	$1,547	$(236)

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2008	$24,972	$(683)	$2,375
Total net gains for the year to date included in:
Net income	7,255	776	—
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2009	$32,227	$93	$2,375

Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at September 30, 2009	$(4,615)	$93	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 and 2009:

	September 30, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
	(In thousands)
Assets:
Loans held for sale	$—	$125,815	$—	$125,815	$—
Impaired loans	—	—	242,158	242,158	(43,584)
Other real estate owned	—	—	82,647	82,647	(8,771)

	September 30, 2009
					Total
	Level 1	Level 2	Level 3	Total	Losses
	(In thousands)
Assets:
Loans held for sale	$—	$80,053	$—	$80,053	$—
Impaired loans	—	—	39,137	39,137	(5,876)
Other real estate owned	—	—	62,072	62,072	(3,266)

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
Debt. The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity. The fair value of the Company’s fixed-term Federal Home Loan Bank (“FHLB”) advances is based on the discounted value of contractual cash flows. The discount rate is estimated using the prevailing rates available for advances of similar maturities. The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.
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

The following table presents carrying and fair value information at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$128,160	$128,160	$222,741	$222,741
Interest bearing deposits with other banks	211,189	211,189	15,704	15,704
Held-to-maturity securities	1,357,888	1,405,886	1,032,822	1,078,075
Available-for-sale securities	915,877	915,877	960,772	960,772
Federal funds sold and securities purchased under agreement to resell	325,000	325,000	75,000	75,000
Net loans and leases	9,309,848	9,443,066	9,599,093	9,744,673
Loans held for sale	125,815	125,921	80,343	80,429

Liabilities:
Noninterest bearing deposits	1,967,635	1,967,635	1,901,663	1,901,663
Savings and interest bearing deposits	5,424,256	5,424,256	5,048,838	5,048,838
Other time deposits	3,804,973	3,837,065	3,727,201	3,757,602
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	653,913	653,653	743,370	743,188
Long-term debt and other borrowings	270,395	290,709	273,174	290,622

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(1,202)	(1,202)	806	806
Commitments to fund fixed rate mortgage loans	3,093	3,093	304	304
Interest rate swap position to receive	55,309	55,309	23,992	23,992
Interest rate swap position to pay	(55,950)	(55,950)	(24,258)	(24,258)
NOTE 15 – OTHER NONINTEREST INCOME AND EXPENSE
The following table details other noninterest income for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Annuity fees	$537	$572	$2,016	$2,661
Brokerage commissions and fees	1,340	1,349	4,076	3,413
Bank-owned life insurance	1,793	3,222	5,434	6,772
Other miscellaneous income	3,059	4,800	10,202	23,681

Total other noninterest income	$6,729	$9,943	$21,728	$36,527

The following table details other noninterest expense for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Advertising	$1,742	$3,197	$3,594	$5,258
Foreclosed property expense	4,912	3,692	12,263	7,308
Telecommunications	2,624	2,219	7,318	6,650
Public relations	1,423	1,467	4,727	4,596
Data processing	1,576	1,542	4,640	4,815
Computer software	1,793	1,782	5,397	5,500
Amortization of intangibles	961	1,195	2,960	3,818
Legal fees	1,727	1,570	4,368	4,047
Postage and shipping	1,237	1,216	3,775	3,686
Other miscellaneous expense	15,547	14,464	45,993	44,143

Total other noninterest expense	$33,542	$32,344	$95,035	$89,821

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES
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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.6 billion in assets at September 30, 2010. BancorpSouth Bank (the “Bank”), the Company’s wholly-

owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri. The Bank’s insurance agency subsidiary also operates an office in Illinois. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations. For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2010 and 2009 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report. This discussion and analysis is based on reported financial information.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the past two years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. The impact was reflected in a decline in credit quality and increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs, compared to the first nine months of 2009. While NPLs and net charge-offs have increased, management believes that the Company is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle. Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall. Therefore, management will continue to focus on early identification and decisive resolution of potential credit issues.
Most of the revenue of the Company is derived from the operation of its principal operating subsidiary, the Bank. The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand, collateral values and creditworthiness of existing borrowers. The financial services industry is highly competitive and heavily regulated. The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Earnings Summary:
Total interest revenue	$144,885	$153,487	$439,705	$463,418
Total interest expense	35,207	41,751	108,816	130,866

Net interest income	109,678	111,736	330,889	332,552
Provision for credit losses	54,850	22,514	160,723	55,053
Noninterest income	69,752	62,475	190,170	210,771
Noninterest expense	123,087	122,672	363,586	366,656

Income (loss) before income taxes	1,493	29,025	(3,250)	121,614
Income tax (benefit) expense	(9,767)	7,494	(10,346)	36,739

Net income	$11,260	$21,531	$7,096	$84,875

Balance Sheet — Period-end balances:
Total assets	$13,583,016	$13,271,873	$13,583,016	$13,271,873
Total securities	2,273,765	2,138,874	2,273,765	2,138,874
Loans and leases, net of unearned income	9,514,929	9,757,944	9,514,929	9,757,944
Total deposits	11,196,864	10,297,034	11,196,864	10,297,034
Long-term debt	110,000	286,281	110,000	286,281
Total shareholders’ equity	1,235,705	1,286,218	1,235,705	1,286,218

Balance Sheet-Average Balances:
Total assets	$13,304,882	$13,167,057	$13,219,171	$13,250,329
Total securities	2,141,353	2,157,149	2,064,376	2,222,174
Loans and leases, net of unearned income	9,601,142	9,750,159	9,689,886	9,729,050
Total deposits	11,177,626	10,200,211	11,044,948	10,057,028
Long-term debt	110,734	286,285	112,069	286,295
Total shareholders’ equity	1,229,146	1,265,099	1,246,647	1,251,769

Common Share Data:
Basic earnings per share	$0.13	$0.26	$0.09	$1.02
Diluted earnings per share	0.13	0.26	0.08	1.02
Cash dividends per share	0.22	0.22	0.66	0.66
Book value per share	14.80	15.41	14.80	15.41
Dividend payout ratio	169.23%	84.62%	N/M %	64.71%

Financial Ratios (Annualized):
Return on average assets	0.34%	0.65%	0.07%	0.86%
Return on average shareholders’ equity	3.63	6.75	0.76	9.07
Total shareholders’ equity to total assets	9.10	9.69	9.10	9.69
Tangible shareholders’ equity to tangible assets	7.11	7.64	7.11	7.64
Net interest margin-fully taxable equivalent	3.64	3.77	3.74	3.75

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	2.10%	0.68%	1.81%	0.59%
Provision for credit losses to average loans and leases	2.29	0.92	2.21	0.75
Allowance for credit losses to net loans and leases	2.16	1.48	2.16	1.48
Allowance for credit losses to NPLs	50.09	129.70	50.09	129.70
Allowance for credit losses to non-performing assets (“NPAs”)	41.68	83.35	41.68	83.35
NPLs to net loans and leases	4.30	1.14	4.30	1.14
NPAs to net loans and leases	5.17	1.77	5.17	1.77

Captial Adequacy:
Tier I capital	10.56%	11.39%	10.56%	11.39%
Total capital	11.82	12.64	11.82	12.64
Tier I leverage capital	8.26	9.03	8.26	9.03

N/M=Not meaningful

In addition to financial ratios defined by accounting principles generally accepted in the United States (“U.S. GAAP”), the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company. Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets. Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. Management believes the ratio of tangible equity to tangible assets to be an important measure of financial strength of the Company. The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measures as reflected in the Company’s unaudited consolidated financial statements:

	September 30,
	2010	2009
	(In thousands)
Tangible Assets:
Total assets	$13,583,016	$13,271,873
Less: Goodwill	270,097	270,097
Other identifiable intangible assets	20,573	24,347

Total tangible assets	$13,292,346	$12,977,429

Tangible Shareholders’ Equity
Total shareholders’ equity	$1,235,705	$1,286,218
Less: Goodwill	270,097	270,097
Other identifiable intangible assets	20,573	24,347

Total tangible shareholders’ equity	$945,035	$991,774
FINANCIAL HIGHLIGHTS
The Company reported net income of $11.3 million for the third quarter of 2010, compared to net income of $21.5 million for the same quarter of 2009. For the first nine months of 2010, the Company recorded net income of $7.1 million compared to net income of $84.9 million for the first nine months of 2009. The provision for credit losses was the most significant factor contributing to this decrease in earnings as the charge in the third quarter and first nine months of 2010 was $54.9 million and $160.7 million, respectively, compared to a charge of $22.5 million and $55.1 million for the third quarter and first nine months of 2009, respectively. The larger provision reflected the impact of a significant increase in NPLs, from $111.6 million at September 30, 2009 to $409.4 million at September 30, 2010, as the length and severity of the recession, as well as the lackluster current economic environment affected a larger portion of the Company’s borrowers. This pressure continues to be evident on real estate construction, acquisition, and development loans and more specifically on residential construction, acquisition and development and consumer mortgage loans. Many of these loans became collateral-dependent in the second and third quarters requiring recognition of an impairment loss to reflect the decline in real estate values.
The primary source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. During the third quarter and first nine months of 2010, the Company experienced a $238.5 million and $11.1 million increase in average interest earning assets, respectively, and a $50.3 million increase and $134.0 million decline in average interest costing liabilities, respectively, when compared to the third quarter and first nine months of 2009. As a result of a declining interest rate environment, average interest-bearing liabilities declining for the first nine months of 2010 compared to the same period in 2009 and a 9.4% and 7.4% increase in average noninterest-bearing demand deposits for the third quarter and first nine months of 2010, respectively, net interest revenue decreased 1.8% for the third quarter of 2010 to $109.7 million from $111.7 million for the third quarter of 2009. Net interest revenue remained relatively stable at $330.9 million for the first nine months of 2010 compared to $332.6 million for the same period of 2009. While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production. During the three and nine months ended September 30, 2010, East Texas and Louisiana have provided most of the new loan production.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue increased 11.7% for the third quarter of 2010 compared to the third quarter of 2009 and decreased 9.8% for the first nine months of 2010 compared to the first nine months of 2009. One of the primary contributors to the fluctuation in noninterest revenue over these periods was mortgage lending revenue, which increased 342.3% to $8.9 million for the third quarter of 2010 compared to $2.0 million for the third quarter of 2009 and decreased 50.8% to $11.6 million for the first nine months of 2010 compared to $23.6 million for the first nine months of 2009. The increase in mortgage lending revenue for the third quarter of 2010 compared to the third quarter of 2009 was primarily related to better pricing and delivery execution in a declining interest rate environment as 76% of the production volume was a result of refinancing transactions. The origination revenue increase was somewhat offset by the decrease in the fair value of MSRs of $4.6 million for the third quarter of 2010 compared to a decrease of $2.7 million for the third quarter of 2009. The decrease in mortgage lending revenue for the first nine months of 2010 compared to the first nine months of 2009 was a result of the decrease in the fair value of MSRs of $13.0 million for the first nine months 2010 compared to an increase in the fair value of MSRs of approximately $755,000 for the first nine months of 2009. The decrease in mortgage lending revenue for the first nine months of 2010 was also a result of the decrease in mortgage originations, which fell to $988.3 million for the first nine months of 2010 compared to $1.2 billion for the first nine months of 2009.
Contributing to the increase in noninterest revenue for the third quarter of 2010 were net security gains of $2.3 million compared to no significant security gains or losses during the third quarter of 2009. The third quarter net security gains were somewhat offset by the recognition of approximately $236,000 in other-than-temporary impairment on pooled trust preferred securities. For the nine months ended September 30, 2010, the Company recognized $1.5 million in other-than-temporary impairment on pooled trust preferred securities, which somewhat offset the $4.5 million of gains recognized on the sales and calls of available-for-sale securities and the calls of held-to-maturity securities. Security gains during the nine months ended September 30, 2009 were not significant. Revenue from bank owned life insurance decreased for the comparable three-month and nine-month periods as a result of the Company recording life insurance proceeds of $1.4 million net of cash surrender value during the third quarter of 2009. Other miscellaneous noninterest revenue decreased $1.7 million, or 36.3%, for the third quarter of 2010 compared to the third quarter of 2009 and decreased $13.5 million, or 56.9%, for the first nine months of 2010 compared to the first nine months of 2009. During the first nine months of 2009, the Company recorded interest on tax refunds of $2.8 million, gains on the sale of student loans of $3.7 million, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery on a casualty loss of $1.3 million.
Noninterest expense remained relatively stable for the third quarter of 2010 compared to the same period in 2009 and decreased 0.8% to $363.6 million for the first nine months of 2010 compared to $366.7 million for the first nine months of 2009. The slight decrease in noninterest expense for the first nine months of 2010 was primarily a result of a $6.1 million special FDIC assessment during the first nine months of 2009 as part of the restoration plan for the Deposit Insurance Fund with no special FDIC assessment during the first nine months of 2010. The Company continues to focus attention on controlling noninterest expense. The major components of net income are discussed in more detail in the various sections that follow.
The Company’s capital and liquidity remained strong during the third quarter of 2010. Total shareholders’ equity to total assets ratio was 9.10% at September 30, 2010, compared to 9.69% at September 30, 2009. Also, demand deposits increased 13.2%, contributing to an overall deposit increase of 8.7% at September 30, 2010 compared to September 30, 2009. This increase in deposits allowed the Company to reduce its reliance on short-term borrowings, which decreased $362.5 million, or 35.7%, at September 30, 2010 compared to September 30, 2009.

RESULTS OF OPERATIONS
Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,601.1	$124.3	5.14%	$9,750.1	$130.3	5.30%
Loans held for sale	81.0	0.9	4.35%	58.3	0.7	4.76%
Held-to-maturity securities:
Taxable (3)	993.5	9.1	3.64%	998.8	11.8	4.69%
Non-taxable (4)	230.2	4.0	6.85%	199.4	3.4	6.71%
Available-for-sale securities:
Taxable	847.9	7.8	3.64%	889.3	8.6	3.83%
Non-taxable (5)	69.8	1.2	6.97%	69.7	1.1	7.12%
Federal funds sold, securities purchased under agreement to resell and short-term investments	442.9	0.3	0.26%	62.3	0.1	0.30%

Total interest earning assets and revenue	12,266.4	147.6	4.77%	12,027.9	156.0	5.15%
Other assets	1,265.7			1,285.4
Less: allowance for credit losses	(227.2)			(146.2)

Total	$13,304.9			$13,167.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,651.2	$8.6	0.73%	$4,010.3	$9.0	0.89%
Savings	786.3	0.9	0.44%	716.2	0.9	0.52%
Other time	3,829.1	21.1	2.19%	3,726.8	25.5	2.72%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	483.6	0.2	0.21%	1,071.1	0.5	0.20%
Junior subordinated debt securities	160.3	2.9	7.13%	160.3	2.9	7.14%
Long-term FHLB borrowings	110.7	1.5	5.37%	286.3	2.9	3.90%

Total interest bearing liabilities and expense	10,021.2	35.2	1.39%	9,971.0	41.7	1.66%
Demand deposits - noninterest bearing	1,911.1			1,747.0
Other liabilities	143.5			184.0

Total liabilities	12,075.8			11,902.0
Shareholders’ equity	1,229.1			1,265.1

Total	$13,304.9			$13,167.1

Net interest revenue-FTE		$112.4			$114.3

Net interest margin-FTE			3.64%			3.77%
Net interest rate spread			3.38%			3.49%
Interest bearing liabilities to interest earning assets			81.70%			82.90%

(1)	Includes taxable equivalent adjustment to interest of $0.8 million for the three months ended September 30, 2010 and 2009 using an effective tax rate of 35%.

(2)	Includes non-accrual loans.

(3)	Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended September 30, 2010 and 2009 using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of $1.4 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of $0.4 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,690.0	$377.5	5.21%	$9,729.0	$390.4	5.37%
Loans held for sale	61.4	2.1	4.61%	130.4	3.2	3.27%
Held-to-maturity securities:
Taxable (3)	928.5	28.1	4.05%	1,061.6	37.2	4.68%
Non-taxable (4)	221.4	11.5	6.93%	189.4	9.9	7.02%
Available-for-sale securities:
Taxable	842.9	24.2	3.84%	900.1	26.4	3.91%
Non-taxable (5)	71.5	3.8	7.08%	71.1	3.9	7.29%
Federal funds sold, securities purchased under agreement to resell and short-term investments	311.6	0.6	0.24%	34.5	0.1	0.56%

Total interest earning assets and revenue	12,127.3	447.8	4.94%	12,116.1	471.1	5.20%
Other assets	1,304.2			1,277.6
Less: allowance for credit losses	(212.3)			(143.6)

Total	$13,219.2			$13,250.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — interest bearing	$4,618.4	$27.7	0.80%	$4,016.3	$31.0	1.03%
Savings	768.6	2.7	0.47%	711.1	2.8	0.53%
Other time	3,795.4	64.2	2.26%	3,594.6	77.9	2.90%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	511.1	1.1	0.29%	1,331.3	2.0	0.20%
Junior subordinated debt securities	160.3	8.6	7.17%	160.3	8.8	7.31%
Long-term FHLB borrowings	112.1	4.5	5.40%	286.3	8.4	3.94%

Total interest bearing liabilities and expense	9,965.9	108.8	1.46%	10,099.9	130.9	1.73%
Demand deposits - noninterest bearing	1,862.6			1,735.0
Other liabilities	144.1			163.5

Total liabilities	11,972.6			11,998.4
Shareholders’ equity	1,246.6			1,251.7

Total	$13,219.2			$13,250.1

Net interest revenue-FTE		$339.0			$340.2

Net interest margin-FTE			3.74%			3.75%
Net interest rate spread			3.48%			3.47%
Interest bearing liabilities to interest earning assets			82.18%			83.36%

(1)	Includes taxable equivalent adjustment to interest of $2.4 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

(2)	Includes non-accrual loans.

(3)	Includes taxable equivalent adjustments to interest of $0.3 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of $4.0 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of $1.3 million and $1.4 million for the nine months ended September 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month and nine-month periods ended September 30, 2010 decreased $1.9 million, or 1.6%, and $1.2 million, or 0.4%, respectively, compared to the same periods in 2009. The decrease in net interest revenue-FTE for the third quarter and first nine months of 2010 compared to the same periods in 2009 was the result of continued deposit growth, combined with a lack of loan growth, resulting in an increase in short-term investments that have lower average rates earned than the average rates paid on the deposit growth.
Interest revenue-FTE for the three-month period ended September 30, 2010 decreased $8.4 million, or 5.4%, compared to the same period in 2009. Interest revenue-FTE for the nine-month period ended September 30, 2010 decreased $23.3 million, or 4.9%, compared to the same period in 2009. The decrease in interest revenue-FTE for the third quarter and the first nine months of 2010 compared to the same periods in 2009 was primarily a result of the declining loan yields as interest rates were at historically low levels resulting in a decrease in the yield on average interest-earning assets of 38 basis points for the third quarter of 2010, compared to the same period in 2009 and a decrease of 26 basis points for the first nine months of 2010, compared to the same period in 2009. Average interest-earning assets increased $238.5 million, or 2.0%, for the three-month period ended September 30, 2010, compared to the same period in 2009 and increased $11.1 million, or 0.1% for the nine-month period ended September 30, 2010, compared to the same period in 2009. The increase in average interest earning assets for the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily a result of the increase in short-term investments, which was a result of the continued deposit growth, combined with a lack of loan growth.
Interest expense for the three-month period ended September 30, 2010 decreased $6.5 million, or 15.7%, compared to the same period in 2009. Interest expense for the nine-month period ended September 30, 2010 decreased $22.1 million, or 16.9%, compared to the same period in 2009. The decrease in interest expense for the third quarter and first nine months of 2010 compared to the same periods in 2009 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposit and short-term borrowing rates resulting in an overall decrease in the average rate paid of 27 basis points for both the third quarter and the first nine months of 2010. Average interest bearing liabilities increased $50.3 million, or 0.5%, for the three-month period ended September 30, 2010 compared to the same period in 2009 and decreased $134.0 million, or 1.3%, for the nine-month period ended September 30, 2010 compared to the same period in 2009. The increase in average interest bearing liabilities for the third quarter of 2010 was primarily a result of the increase in lower cost interest bearing demand deposits, savings and other time deposits, offset by the decrease in short-term and long-term borrowings. The decrease in average interest bearing liabilities for the first nine months of 2010 was primarily a result of the decrease in short-term and long-term borrowings, somewhat offset by the increase in lower cost interest bearing demand deposits, savings and other time deposits.
Net interest margin decreased to 3.64% for the three months ended September 30, 2010 from 3.77% for the three months ended September 30, 2009 and decreased to 3.74% for the nine months ended September 30, 2010 from 3.75% for the nine months ended September 30, 2009. The decrease in the net interest margin was primarily a result of the higher level of average nonaccrual loans and the reversal of current year interest for loans placed on nonaccrual status or charged off during 2010. Also, the combination of increased deposits and weak loan demand resulted in higher levels of short-term investments with relatively low yields.
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at September 30, 2010:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$211,189	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	325,000	—	—	—
Held-to-maturity securities	258,786	181,467	612,049	305,586
Available-for-sale and trading securities	57,526	75,570	292,265	490,516
Loans and leases, net of unearned income	4,804,391	1,794,619	2,680,101	235,818
Loans held for sale	94,076	531	3,135	28,073

Total interest earning assets	5,750,968	2,052,187	3,587,550	1,059,993

Interest bearing liabilities:
Interest bearing demand deposits and savings	5,424,256	—	—	—
Other time deposits	853,012	1,528,096	1,417,877	5,988
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	651,913	2,000	—	—
Long-term FHLB borrowings and junior subordinated debt securities	—	—	53,500	216,812
Other	—	—	—	83

Total interest bearing liabilities	6,929,181	1,530,096	1,471,377	222,883

Interest rate sensitivity gap	$(1,178,213)	$522,091	$2,116,173	$837,110

Cumulative interest sensitivity gap	$(1,178,213)	$(656,122)	$1,460,051	$2,297,161

In the event interest rates increase after September 30, 2010, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets. Conversely, in the event interest rates decrease after September 30, 2010, based on this interest rate sensitivity gap, the Company would likely experience increased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at September 30, 2010 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.
As of September 30, 2010, the Bank had $2.5 billion in variable rate loans with interest rates determined by a floor, or minimum rate. This portion of the loan portfolio had an average interest rate earned of 4.51%, an average maturity of 26 months and a fully-indexed interest rate of 3.76% at September 30, 2010. The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise. Examples of key indices include the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate. The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.
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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 basis points. The impact of a minus 200 basis point rate shock as of September 30, 2010 and 2009 was not considered meaningful because of the historically low interest rate environment. Variances were calculated from the base case scenario, which reflected prevailing market rates. Management assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2010	September 30, 2009
+200 basis points	-3.1%	-5.3%
-200 basis points	n/a	n/a

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2010	September 30, 2009
+200 basis points	-10.9%	-10.1%
-200 basis points	n/a	n/a
In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon. The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2010	September 30, 2009
+200 basis points	-3.5%	-4.4%
-200 basis points	n/a	n/a
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
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank’s Board of Directors has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”), which bases its estimates of losses on three primary components: (1) estimates of inherent losses which may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors which may impact the performance of the portfolio. Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk. Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure. Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under

FASB ASC 310, Receivables (“FASB ASC 310”). In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk due to regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.
Attention is paid to the quality of the loan portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance. The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments. In 2010, the Company established a real estate risk management group and an Impairment Committee. The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral. The Impairment Committee is responsible for evaluating loans that have been specifically identified through various channels, including examination of the watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries experiencing problems. For all loans identified, the applicable loan officer is required to prepare an impairment analysis to be reviewed by the Impairment Committee. The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan. The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral). The Impairment Committee meets on a monthly basis.
Loans of $200,000 or more which become 60 or more days past due are identified for review and the Impairment Committee decides whether an impairment exists and to what extent a specific allowance for loss should be made. Loans not yet meeting these requirements may also be identified by management for impairment review. Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition. Each such loan is evaluated for impairment individually. The evaluation for impairment of real estate loans generally focuses on the fair value of collateral obtained from appraisals as the repayment of these loans may be dependent on the liquidation of the underlying collateral. In certain circumstances other information such as comparable sales data is deemed to be a more reliable indicator of value than the most recent appraisal. In these instances, that information is used in determining the impairment recorded for such loans. As the repayment of commercial and industrial loans is generally dependent upon cash flows of a business or guarantor support, the evaluation for impairment generally focuses on the discounted future cash flows of the borrower or guarantor support while considering the projected liquidation of any pledged collateral. The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts which are then included in the analysis of the adequacy of the allowance for loan and lease losses in accordance with FASB ASC 310. Loans identified for impairment are placed in non-accrual status.
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment. A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, and when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral. In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received. This estimate can be used to determine the extent of the impairment on the loan. After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis. Management performs a review of the pertinent facts and circumstances of each impaired loan on a monthly basis. As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets. Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At September 30, 2010, impaired loans totaled $242.2 million, which was net of cumulative charge-offs of $69.8 million, and the Company had specific reserves of $43.6 million included in the allowance for credit losses. All impaired loans at September 30, 2010 were from the Company’s commercial or residential real estate portfolios and, accordingly, were evaluated for impairment based on the fair value of the underlying collateral. As part of the impairment review process, appraisals are used to determine the property values. The appraised values that are used are generally based on the disposition value of the property which assumes Bank ownership of the property “as-is” and a 180 day marketing period. If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new appraisal is ordered. In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received. Once a current appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made. Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property. A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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
The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$200,744	$138,747	$176,043	$132,793

Loans and leases charged off:
Commercial and industrial	(2,822)	(3,913)	(10,097)	(6,130)
Real estate
Consumer mortgages	(7,573)	(2,669)	(16,830)	(11,619)
Home equity	(1,792)	(1,278)	(4,077)	(3,537)
Agricultural	(33)	(407)	(713)	(447)
Commercial and industrial-owner occupied	(1,231)	(1,795)	(7,541)	(3,280)
Construction, acquisition and development	(34,342)	(3,160)	(81,766)	(11,872)
Commercial	(2,887)	(2,135)	(7,758)	(3,016)
Credit cards	(1,046)	(1,204)	(3,569)	(3,652)
All other	(798)	(939)	(3,915)	(2,564)

Total loans charged off	(52,524)	(17,500)	(136,266)	(46,117)

Recoveries:
Commercial and industrial	318	320	623	567
Real estate
Consumer mortgages	143	132	1,025	615
Home equity	23	28	118	33
Agricultural	8	—	8	2
Commercial and industrial-owner occupied	154	31	205	287
Construction, acquisition and development	663	31	930	121
Commercial	98	108	137	164
Credit cards	317	123	686	401
All other	287	257	849	872

Total recoveries	2,011	1,030	4,581	3,062

Net charge-offs	(50,513)	(16,470)	(131,685)	(43,055)

Provision charged to operating expense	54,850	22,514	160,723	55,053

Balance, end of period	$205,081	$144,791	$205,081	$144,791

Average loans for period	$9,601,142	$9,750,159	$9,689,886	$9,729,050

Ratios:
Net charge-offs to average loans (annualized)	2.10%	0.68%	1.81%	0.59%
Provision for credit losses to average loans and leases, net of unearned (annualized)	2.29%	0.92%	2.21%	0.75%
Allowance for credit losses to loans and leases, net of unearned	2.16%	1.48%	2.16%	1.48%
Allowance for credit losses to net charge-offs (annualized)	101.50%	129.70%	116.80%	119.90%
The increase in the provision for credit losses in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 reflected the increased credit risk experienced by the Company, as the length and severity of the recession, as well as the lackluster prevailing economic environment affected the liquidity of the Company’s borrowers. Increases in net charge-offs in the third quarter and first nine months of 2010 along with a significant increase in NPLs resulted in a provision for credit losses of $54.9 million during the third quarter of 2010 compared to a provision of $22.5 million in the same quarter of 2009 and a provision for credit losses of $160.7 million during the first nine months of 2010 compared to a provision of $55.1 million for the same period in 2009. Annualized net charge-offs as a percentage of average loans and leases increased to 2.10% for the third quarter of 2010 compared to net charge-offs of 0.68% for the third quarter of 2009 and increased to 1.81% for the first nine months of 2010 compared to 0.59% for the first nine months of 2009. These increases were primarily a result of increased losses within the real estate construction, acquisition and development segment of the Company’s loan portfolio and in its consumer mortgage portfolio. These portfolios experienced increased losses in the third quarter and first nine months of 2010 compared to the same periods in 2009, primarily because of the weakened financial condition of the corresponding borrowers and guarantors. These borrowers’ weakened state has hindered their ability to service their loans with the Company, which has caused a number of loans to become collateral dependent. Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan. This process resulted in an increased level of charge-offs in the first nine months of 2010. The increased level of charge-offs has caused the ratio of the allowance for credit losses to annualized charge-offs to decline below historic levels. Management believes that the current levels of the allowance for credit losses are adequate, as 70% of nonaccrual loans have been charged down to net realizable value or have specific reserves to reflect recent appraised values. This has resulted in impaired loans having a net book value of 64% of their principal balance. As of September 30, 2010, the coverage of non-performing loans that were not impaired by reserves that had not been specifically identified for impaired loans was 97% compared to 208% at September 30, 2009.
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

	September 30,				December 31,
	2010		2009		2009
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$22,194	15.21%	$20,137	14.87%	$21,154	15.11%
Real estate
Consumer mortgages	38,260	20.94%	32,423	20.88%	37,048	20.53%
Home equity	7,135	5.78%	6,498	5.52%	7,218	5.60%
Agricultural	4,688	2.74%	3,859	2.60%	4,192	2.67%
Commercial and industrial-owner occupied	22,729	14.39%	19,240	14.62%	22,989	14.76%
Construction, acquisition and development	59,578	13.68%	30,158	15.64%	46,193	14.86%
Commercial	33,325	18.95%	21,754	18.06%	26,694	18.39%
Credit cards	3,307	1.07%	3,324	1.05%	3,481	1.10%
All other	13,865	7.24%	7,398	6.76%	7,074	6.98%

Total	$205,081	100.00%	$144,791	100.00%	$176,043	100.00%

Noninterest Revenue
The components of noninterest revenue for the three months and nine months ended September 30, 2010 and 2009 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Mortgage lending	$8,898	$2,012	342.2%
Credit card, debit card and merchant fees	9,569	8,902	7.5
Service charges	18,621	19,049	(2.2)
Trust income	2,783	2,435	14.3
Securities gains, net	2,327	—	N/M
Insurance commissions	20,825	20,134	3.4
Annuity fees	537	572	(6.1)
Brokerage commissions and fees	1,340	1,349	(0.7)
Bank-owned life insurance	1,793	3,222	(44.4)
Other miscellaneous income	3,059	4,800	(36.3)

Total noninterest revenue	$69,752	$62,475	11.6%

N/M=Not meaningful

	Nine months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Mortgage lending	$11,619	$23,623	(50.8)%
Credit card, debit card and merchant fees	27,712	26,361	5.1
Service charges	53,836	54,175	(0.6)
Trust income	8,077	6,684	20.8
Securities gains, net	3,039	47	N/M
Insurance commissions	64,159	63,354	1.3
Annuity fees	2,016	2,661	(24.2)
Brokerage commissions and fees	4,076	3,413	19.4
Bank owned life insurance	5,434	6,772	(19.8)
Other miscellaneous income	10,202	23,681	(56.9)

Total noninterest revenue	$190,170	$210,771	(9.8)%

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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans. Every loan closed by the mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan. During the first nine months of 2010, ten mortgage loans totaling $1.4 million were repurchased as a result of underwriting and appraisal standard exceptions.
The Company’s foreclosure process related to mortgage loans continues to operate effectively. A mortgage loan foreclosure committee reviews all delinquent loans before beginning the foreclosure process. All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Mortgage loan origination volumes of $490.3 million and $296.2 million produced origination revenue of $12.7 million and $3.3 million for the quarters ended September 30, 2010 and 2009, respectively. Origination volume of $988.3 million and $1.2 billion produced origination revenue of $20.7 million and $20.3 million for the nine months ended September 30, 2010 and 2009, respectively. When compared to the same period in 2009, customer demand for refinancing due to falling mortgage rates increased volume and facilitated better pricing and delivery execution for the three months ended September 30, 2010 contributing to higher mortgage lending revenue during the third quarter of 2010. Origination volumes for the first nine months of 2010 were less than origination volumes for the first nine months of 2009, however, resulting in a decrease in mortgage lending revenue.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans. Revenue from the servicing of loans was $2.9 million and $2.8 million for the quarters ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, revenue from the servicing of loans was $8.8 million and $8.0 million, respectively. Mortgage lending revenue is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. Decreases in value from principal payments, prepayments and payoffs were $2.2 million and $1.4 million for the quarters ended September 30, 2010 and 2009, respectively. Decreases in value from principal payments, prepayments and payoffs were $4.9 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $4.6 million for the third quarter of 2010 and decreased $2.7 million for the third quarter of 2009. The fair value of MSRs decreased $12.9 million for the nine months ended September 30, 2010 and increased approximately $755,000 for the nine months ended September 30, 2009.
The following tables present the Company’s mortgage lending operations for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Production revenue:
Origination	$12,735	$3,284	287.8%
Servicing	2,936	2,837	3.5
Payoffs/Paydowns	(2,164)	(1,370)	58.0

Total	13,507	4,751	184.3
Market value adjustment	(4,609)	(2,739)	68.3

Mortgage lending revenue	$8,898	$2,012	342.2

	(Dollars in millions)
Origination volume	$490	$296	65.5

	Nine months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Production revenue:
Origination	$20,693	$20,258	2.1%
Servicing	8,750	7,980	9.6
Payoffs/Paydowns	(4,900)	(5,370)	(8.8)

Total	24,543	22,868	7.3
Market value adjustment	(12,924)	755	N/M

Mortgage lending revenue	$11,619	$23,623	(50.8)

	(Dollars in millions)
Origination volume	$988	$1,228	(19.5)

Mortgage loans serviced at period-end	$3,690	$3,355	10.0

N/M=Not meaningful
Credit card, debit card and merchant fees increased for the comparable three-month and nine-month periods as a result of an increase in the number and monetary volume of items processed. Service charges on deposit accounts decreased slightly for the comparable three-month periods but remained relatively stable for the comparable nine-month periods. Trust income increased for the comparable three-month and nine-month periods primarily as a result of increases in the value of assets under management or in custody.
Net security gains for the three-month period ending September 30, 2010 were a result of sales of securities from the available-for-sale portfolio and calls of securities from the held-to-maturity portfolio, with these net gains slightly offset by the other-than-temporary impairment charge of approximately $236,000 related to the Company’s investment in pooled trust preferred securities. Net security gains for the nine-month period ending September 30, 2010 were a result of sales and calls of securities from the available-for-sale portfolio and calls of securities from the held-to-maturity portfolio, with these net gains offset by the $1.5 million other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities.
Insurance commissions remained relatively stable for the comparable three-month and nine-month periods. Annuity fees decreased for the comparable three-month and nine-month periods as a result of the prevailing interest rate environment. Brokerage commissions and fees remained stable for the comparable three-month periods and increased for the comparable nine-month periods because activity increased during the first six months of 2010 as the financial markets recovered somewhat. Bank-owned life insurance revenue decreased in the third quarter and first nine months of 2010 compared to the same periods in 2009 as a result of the Company recording life insurance proceeds of $1.4 million net of cash surrender value during the third quarter of 2009. Other miscellaneous income decreased for the comparable three-month and nine-month periods as other miscellaneous income in the first nine months of 2009 included various non-recurring items such as interest on tax refunds of $2.8 million, a gain of $3.7 million from the sale of student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss.
Noninterest Expense
The components of noninterest expense for the three months and nine months ended September 30, 2010 and 2009 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Salaries and employee benefits	$68,232	$70,353	(3.0)%
Occupancy, net	11,038	10,720	3.0
Equipment	5,523	5,853	(5.6)
Deposit insurance assessments	4,752	3,402	39.7
Advertising	1,742	3,197	(45.5)
Foreclosed property expense	4,912	3,692	33.0
Telecommunications	2,624	2,219	18.3
Public relations	1,423	1,467	(3.0)
Data processing	1,576	1,542	2.2
Computer software	1,793	1,782	0.6
Amortization of intangibles	961	1,195	(19.6)
Legal fees	1,727	1,570	10.0
Postage and shipping	1,237	1,216	1.7
Other miscellaneous expense	15,547	14,464	7.5

Total noninterest expense	$123,087	$122,672	0.3%

	Nine months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Salaries and employee benefits	$205,708	$211,808	(2.9)%
Occupancy, net of rental income	32,340	31,211	3.6
Equipment	17,139	17,930	(4.4)
Deposit insurance assessments	13,364	15,886	(15.9)
Advertising	3,594	5,258	(31.6)
Foreclosed property expense	12,263	7,308	67.8
Telecommunications	7,318	6,650	10.0
Public relations	4,727	4,596	2.9
Data processing	4,640	4,815	(3.6)
Computer software	5,397	5,500	(1.9)
Amortization of intangibles	2,960	3,818	(22.5)
Legal	4,368	4,047	7.9
Postage and shipping	3,775	3,686	2.4
Other miscellaneous expense	45,993	44,143	4.2

Total noninterest expense	$363,586	$366,656	(0.8)%

Salaries and employee benefits expense for the three months and nine months ended September 30, 2010 decreased slightly compared to the same period in 2009, primarily because the Company employed fewer people during 2010 combined with a decrease in the amounts accrued under the Company’s incentive plans. Equipment expense decreased for the comparable three-month and nine-month periods primarily because of decreased depreciation. The increase in deposit insurance assessments for the three months ended September 30, 2010 compared to the same period in 2009 was a result of deposit growth and a slightly higher assessment rate. The decrease in deposit insurance assessments for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily a result of the special FDIC assessment of $6.1 million during the second quarter of 2009 with no special assessment during 2010, offset somewhat by deposit growth and a slightly higher assessment rate.
Foreclosed property expense increased for the three months and nine months ended September 30, 2010 compared with the same periods in 2009 as the Company experienced larger losses on the sale and writedown of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment. The following tables present the components of foreclosed property expense for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$1,501	$1,102	36.2%
Writedown of other real estate owned	2,565	1,824	40.6
Other foreclosed property expense	846	766	10.4

Total foreclosed property expense	$4,912	$3,692	33.0%

	Nine months ended
	September 30,
	2010	2009	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$2,955	$2,705	9.2%
Writedown of other real estate owned	7,043	2,485	183.4
Other foreclosed property expense	2,265	2,118	6.9

Total foreclosed property expense	$12,263	$7,308	67.8%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, telecommunications, legal and amortization of intangibles, total noninterest expense remained relatively stable for the three months and nine months ended September 30, 2010, compared with the same periods in 2009.
Income Tax
The Company recorded an income tax benefit of $9.8 million for the third quarter of 2010, compared to income tax expense of $7.5 million for the third quarter of 2009. For the nine-month period ended September 30, 2010, the income tax benefit was $10.3 million, compared to an income tax expense of $36.7 million for the same period in 2009. Due to the volatility on the Company’s earnings and the proximity of year-to-date earnings to breakeven, the income tax benefit for the third quarter and first nine months of 2010 reflected the change in the Company’s estimate of taxable income for 2010. Year-to-date and third quarter 2010 income tax calculations were based on actual results of operations, including tax preference items, through September 30, 2010.
FINANCIAL CONDITION
The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 2010 were $12.5 billion, or 91.7% of total assets, compared with $11.9 billion, or 90.7% of total assets, at December 31, 2009.
Loans and Leases
The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 78.3% of average earning assets during the third quarter of 2010. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. The Company’s loans and leases are widely diversified by borrower and industry. Loans and leases, net of unearned income, totaled $9.5 billion at September 30, 2010, representing a 2.7% decrease from $9.8 billion at December 31, 2009. The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its East Texas and Louisiana markets.
The following table shows the composition of the Company’s gross loans and leases by collateral type at the dates indicated:

	September 30,		December 31,
	2010	2009	2009
	(In thousands)
Commercial and industrial	$1,453,365	$1,457,985	$1,514,419
Real estate
Consumer mortgages	2,001,077	2,046,433	2,017,067
Home equity	552,095	540,875	550,085
Agricultural	262,083	254,647	262,069
Commercial and industrial-owner occupied	1,375,466	1,432,859	1,449,554
Construction, acquisition and development	1,307,242	1,533,622	1,459,503
Commercial	1,810,626	1,770,066	1,806,766
Credit cards	102,672	103,208	108,086
All other	692,336	663,540	655,437

Total	$9,556,962	$9,803,235	$9,822,986

The following table shows the Company’s net loans and leases by collateral type as of September 30, 2010 by geographical location:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other
	(In thousands)
Commercial and industrial	$77,272	$219,409	$272,593	$84,703	$117,145	$255,562	$411,731
Real estate
Consumer mortgages	122,355	279,005	805,233	72,966	267,787	374,776	78,955
Home equity	68,440	45,627	184,042	33,186	158,281	60,044	2,475
Agricultural	7,533	81,380	79,571	4,860	31,942	50,545	6,252
Commercial and industrial-owner occupied	127,880	187,250	471,501	83,747	215,397	227,393	62,298
Construction, acquisition and development	137,431	115,189	352,088	108,638	364,479	203,609	25,808
Commercial	208,493	317,596	370,699	253,044	260,874	351,239	48,681
Credit cards	—	—	—	—	—	—	102,672
All other	15,667	35,660	76,004	1,415	63,176	27,195	446,136

Total	$765,071	$1,281,116	$2,611,731	$642,559	$1,479,081	$1,550,363	$1,185,008

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
Commercial and Industrial — Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.
Real Estate – Consumer Mortgages — Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years. The loans are secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding declined during 2009 as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. The Bank’s exposure to sub-prime mortgages is minimal.
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
Real Estate – Construction, Acquisition and Development — Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest only terms. The Bank engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular. Sales of finished houses slowed during 2009 and activity remained slow during the first nine months of 2010, which has resulted in lower demand for residential lots and development land. The Company curtailed the origination of new construction and development projects significantly during 2009 and the Company maintained that strategy during the first nine months of 2010.
The underwriting process for construction, acquisition and development loans with interest reserves is essentially the same as that for a loan without interest reserves and may include analysis of borrower and guarantor financial strength, market demand for the proposed project, experience and success with similar projects, property values, time horizon for project completion and the availability of permanent financing once the project is completed. Construction, acquisition and development loans with or without interest reserves are inspected periodically to ensure that the project is on schedule and eligible for requested draws. Inspections may be performed by construction inspectors hired by the Company or by appropriate loan officers and are done periodically to monitor the progress of a particular project. These inspections may also include discussions with project managers and engineers. For performing construction, acquisition and development loans, interest is generally recorded as interest income as it is earned. Non-performing construction, acquisition and development loans are placed on non-accrual status and interest income is not recognized, except in those situations where principal is expected to be received in full. In such situations, interest income is recognized as payment is received. At September 30, 2010, the Company had $41.9 million in loans that provide for the use of interest reserves with $1.0 million and $3.3 million recognized as interest income for the third quarter and first nine months of 2010, respectively.
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

On a case by case basis, a construction, acquisition and development loan may be extended, renewed or restructured. Loans are sometimes extended for a short period of time (generally 90 days or less) beyond the contractual maturity to facilitate negotiations or allow the borrower to gain other financing or acquire more recent note-related information, such as appraisals or borrower financial statements. These short-term extensions are not ordinarily accounted for as TDRs if the loan and project are performing in accordance with the terms of the loan agreement and/or promissory note. Construction, acquisition and development loans may be renewed when the borrower has satisfied the terms and conditions of the original loan, including payment of interest, and when management believes that the borrower is able to continue to meet the terms of the renewed note during the renewal period. Many loans are structured to mature consistent with the construction or development period or at least annually. If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and analyzed for impairment.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans. Real estate – construction, acquisition and development loans were $1.3 billion at September 30, 2010. The following table shows the Company’s real estate – construction, acquisition and development portfolio by geographical location at September 30, 2010:

	Alabama
Real Estate Construction,	and Florida					Texas and
Acquisition and Development	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other
			(In thousands)
Multi-family construction	$1,900	$—	$15,842	$8,714	$741	$780	$563
One-to-four family construction	26,621	15,154	56,777	11,488	62,128	34,530	4,163
Recreation and all other loans	1,170	11,603	18,557	1,171	4,809	6,885	890
Commercial construction	11,990	26,368	75,628	25,605	64,358	30,430	4,720
Commercial acquisition and development	13,850	26,459	64,004	26,569	63,939	60,817	5,149
Residential acquisition and development	81,900	35,605	121,280	35,091	168,504	70,167	10,323

Total	$137,431	$115,189	$352,088	$108,638	$364,479	$203,609	$25,808

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
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
Credit Cards — Credit cards include consumer and business MasterCard and Visa accounts and private label accounts for local merchants. The Bank offers credit cards primarily to its deposit and loan customers. Credit card balances outstanding continue to be stable.
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

	September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Non-accrual loans and leases	$347,181	$82,732	$144,013
Loans 90 days or more past due, still accruing	9,910	20,699	36,301
Restructured loans and leases, but accruing	52,325	8,205	6,161

Total NPLs	409,416	111,636	186,475

Other real estate owned	82,647	62,072	59,265

Total NPAs	$492,063	$173,708	$245,740

NPLs to net loans and leases	4.30%	1.14%	1.91%
NPAs to net loans and leases	5.17%	1.77%	2.51%
NPLs increased at September 30, 2010 compared to December 31, 2009 and September 30, 2009. NPLs were $409.4 million at the end of the third quarter of 2010, an increase of $222.9 million from December 31, 2009 and an increase of $297.8 million from September 30, 2009. Included in NPLs at September 30, 2010 were $242.2 million of loans that are impaired. These impaired loans had a specific reserve of $43.6 million included in the allowance for credit losses of $205.1 million at September 30, 2010, and were net of $69.8 million in partial charge-downs previously taken on these impaired loans. NPLs at December 31, 2009 included $128.5 million of loans that are impaired. These impaired loans had a specific reserve of $22.7 million included in the allowance for credit losses of $176.0 million at December 31, 2009. NPLs at September 30, 2009 included $44.7 million of loans that are impaired. These impaired loans had a specific reserve of $5.9 million included in the allowance for credit losses of $144.8 million at September 30, 2009. The significant increase in restructured loans and leases still accruing reflects the increase in loans which meet the criteria for disclosure as troubled debt restructurings because payment terms or pricing have been modified but which demonstrate sufficient performance and collateral to support the remaining principal and accrued interest.
The following table provides additional details related to the Company’s non-performing loans and leases and the allowance for credits losses at the dates indicated:

	September 30,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Unpaid principal balance of impaired loans	$311,941	$57,670	$161,631
Cumulative charge offs on impaired loans	69,783	12,976	33,094

Outstanding balance of impaired loans	242,158	44,694	128,537

Other non-accrual loans and leases not impaired	105,023	38,038	15,476

Total non-accrual loans and leases	$347,181	$82,732	$144,013

Allowance for impaired loans	43,584	5,876	22,747

Nonaccrual loans and leases, net of specific reserves	$303,597	$76,856	$121,266

Loans and leases 90+ past due, still accruing	9,910	20,699	36,301
Restructured loans and leases, still accruing	52,325	8,205	6,161

Total non-performing loans and leases	$409,416	$111,636	$186,475

Allowance for impaired loans	$43,584	$5,876	$22,747
Allowance for all other loans and leases	161,497	138,915	153,296

Total Allowance for Credit Losses	$205,081	$144,791	$176,043

Outstanding balance of impaired loans	$242,158	$44,694	$128,537
Allowance for impaired loans	43,584	5,876	22,747

Net book value of impaired loans	$198,574	$38,818	$105,790

Net book value of impaired loans as a % of unpaid principal balance	64%	67%	65%

Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	154%	365%	991%

Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	97%	208%	265%
The increase in other real estate owned from September 30, 2009 to September 30, 2010 was reflective of the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure. The increase in non-accrual loans from September 30, 2009 to September 30, 2010 also reflected the effects of the prevailing economic environment on the Bank’s loan portfolio as a significant portion of the increase in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the second and third quarters of 2010 and certain other borrower specific factors. Of the Bank’s real estate construction, acquisition and development loans, which totaled $1.3 billion at September 30, 2010, $501.9 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi. These areas have experienced a higher incidence of non-performing loans, primarily as a result of a severe downturn in the housing market in these regions. Of the Company’s total non-performing loans of $409.4 million at September 30, 2010, $208.5 million, or 50.9%, were loans made within these markets. These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments. The following table presents the Company’s non-performing loans by geographical location at September 30, 2010:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$765,071	$192	$52,730	$12,537	$65,459	8.6%
Arkansas	1,281,116	375	9,469	6,946	16,790	1.3
Mississippi	2,611,731	1,356	59,319	9,385	70,060	2.7
Missouri	642,559	—	58,239	13,957	72,196	11.2
Tennessee*	1,479,081	144	139,663	3,208	143,015	9.7
Texas and Louisiana	1,550,363	1,006	19,958	1,377	22,341	1.4
Other	1,185,008	6,837	7,803	4,915	19,555	1.7

Total	$9,514,929	$9,910	$347,181	$52,325	$409,416	4.3%

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration. Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to remain focused on early identification and effective resolution of potential credit problems. Loans identified as meeting the criteria set out in FASB ASC 310 are identified as troubled debt restructures. The concessions granted most frequently involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs. At September 30, 2010, restructured loans of $61.7 million were included in the non-accrual loan category.
At September 30, 2010, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as non-performing loans and leases. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At September 30, 2010, the Bank had $23.0 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio and the distribution of NPLs at September 30, 2010:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,438,415	$1,571	$12,339	$872	$14,782	1.0%
Real estate
Consumer mortgages	2,001,077	6,241	40,962	5,497	52,700	2.6
Home equity	552,095	146	1,361	100	1,607	0.3
Agricultural	262,083	330	4,986	652	5,968	2.3
Commercial and industrial-owner occupied	1,375,466	192	15,004	24,288	39,484	2.9
Construction, acquisition and development	1,307,242	526	216,586	11,686	228,798	17.5
Commercial	1,810,626	115	51,590	5,067	56,772	3.1
Credit cards	102,672	396	724	3,208	4,328	4.2
All other	665,253	393	3,629	955	4,977	0.7

Total	$9,514,929	$9,910	$347,181	$52,325	$409,416	4.3%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loan portfolio at September 30, 2010:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$28,540	$—	$10,668	$—	$10,668	37.4%
One-to-four family construction	210,861	—	12,075	417	12,492	5.9
Recreation and all other loans	45,085	—	1,020	—	1,020	2.6
Commercial construction	239,099	—	28,712	2,244	30,956	12.9
Commercial acquisition and development	260,787	150	34,438	1,735	36,323	13.9
Residential acquisition and development	522,870	376	129,673	7,290	137,339	26.3

Total	$1,307,242	$526	$216,586	$11,686	$228,798	17.5%

Securities
The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities increased 31.5% to $1.4 billion at September 30, 2010, compared to $1.0 billion at December 31, 2009. Available-for-sale securities were $915.9 million at September 30, 2010, compared to $960.8 million at December 31, 2009, a 4.7% decrease.
The following table shows the held-to-maturity and available-for-sale securities portfolios by credit rating as obtained from Moody’s rating service as of September 30, 2010:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
		(Dollars in thousands)
Available-for-sale Securities:
Aaa	$772,519	87.9%	$805,362	88.0%
Aa1 to Aa3	43,482	5.0%	46,016	5.0%
A1 to A3	2,076	0.2%	2,100	0.2%
Baa1	880	0.1%	882	0.1%
Caa1	66	—	131	—
C	576	0.1%	576	0.1%
Not rated (1)	58,872	6.7%	60,810	6.6%

Total	$878,471	100.0%	$915,877	100.0%

Held-to-maturity Securities:
Aaa	$986,817	72.7%	$1,023,998	72.9%
Aa1 to Aa3	100,020	7.4%	104,824	7.5%
A1 to A3	12,252	0.9%	12,621	0.9%
Baa1 to Baa3	5,958	0.4%	6,175	0.4%
Ba1 to Ba3	494	—	536	—
Not rated (1)	252,347	18.6%	257,732	18.3%

Total	$1,357,888	100.0%	$1,405,886	100.0%

(1)	Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.
Goodwill
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually. The Company’s annual assessment date is during the Company’s fourth quarter. Because of the volatile market conditions during which the Company’s market value fell below book value, the Company performed a complete goodwill impairment analysis for all of its reporting segments during the third quarter. Based on this analysis, the estimated fair value of all of the Company’s reporting segments exceeded the respective carrying values. Therefore, no goodwill impairment was recorded. In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change. As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods. Goodwill was $270.1 million at September 30, 2010 and December 31, 2009.
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
The Company’s noninterest-bearing, interest-bearing, savings and other time deposits are shown in the following table:

	September 30,	December 31,
	2010	2009	% Change
	(Dollars in millions)
Noninterest bearing demand	$1,968	$1,902	3.5%
Interest bearing demand	4,623	4,324	6.9
Savings	801	725	10.5
Other time	3,805	3,727	2.1

Total deposits	$11,197	$10,678	4.9%

The increase in deposits at September 30, 2010 compared to December 31, 2009 has been experienced broadly across all of the Company’s markets and is a result of the expansion of existing customer relationships and some new customer relationships.
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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase. Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings. In addition, the Company also has access to the Federal Reserve discount window and other bank lines. The Company had short-term advances from the FHLB and the Federal Reserve totaling $152.7 million and $203.5 million at September 30, 2010 and December 31, 2009, respectively. The Company had federal funds purchased and securities sold under agreement to repurchase of $501.2 million and $539.9 million at September 30, 2010 and December 31, 2009, respectively. The Company had long-term advances totaling $110.0 million and $112.8 million at September 30, 2010 and December 31, 2009, respectively. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.8 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2010.
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
Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively. The Company exceeded the required minimum levels for these ratios at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,074,755	10.56%	$1,143,019	11.17%
Total capital (to risk-weighted assets)	1,202,966	11.82	1,271,634	12.42
Tier I leverage capital (to average assets)	1,074,755	8.26	1,143,019	8.95
The Federal Deposit Insurance Corporation’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,046,429	10.30%	$1,119,612	10.95%
Total capital (to risk-weighted assets)	1,174,640	11.56	1,248,227	12.21
Tier I leverage capital (to average assets)	1,046,429	8.07	1,119,612	8.79
There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. Management does not expect these limitations to cause a material adverse effect with regard to the Company’s ability to meet its cash obligations.
Uses of Capital
The Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies, including FDIC-assisted transactions. The Company anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof.
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other general corporate purposes as determined by the Company’s Board of Directors. At September 30, 2010, 460,700 shares had been repurchased under this program, but the Company has not repurchased any shares of its common stock since March 2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
CRITICAL ACCOUNTING POLICIES
During the three months ended September 30, 2010, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended September 30, 2010, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management commenced in the first quarter and continued in the second and third quarters of 2010 related to a material weakness in internal control over financial reporting identified as of December 31, 2009 and reported on in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Following management’s determination of the material weakness, management promptly began taking the following remedial actions:
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.
PART II
OTHER INFORMATION
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 6. EXHIBITS.

(3)	(a)	Restated Articles of Incorporation, as amended. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**		Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2010 and 2009, and December 31, 2009, (ii) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc. (Registrant)

DATE: November 5, 2010	/s/ William L. Prater

William L. Prater
Treasurer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Restated Articles of Incorporation, as amended. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws. (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**		Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2010 and 2009, and December 31, 2009, (ii) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.