Form 10-K
period 2010-12-31
BANCORPSOUTH INC
filed 2011-02-28
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2010 was approximately $1,417,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2010.
     As of February 14, 2011, the registrant had outstanding 83,481,737 shares of common stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement used in connection with the registrant’s 2011 Annual Meeting of Shareholders, to be held April 27, 2011, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2010

PART I
ITEM 1. BUSINESS.
GENERAL
          BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982. Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. At December 31, 2010, the Company and its subsidiaries had total assets of $13.6 billion and total deposits of $11.5 billion. The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
          The Company’s Internet website address is www.bancorpsouth.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on its website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file or furnish information electronically with the SEC at www.sec.gov. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).
DESCRIPTION OF BUSINESS
          The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 314 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
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
          The Company has registered the trademarks “BancorpSouth,” both typed form and design, and “Bank of Mississippi,” both typed form and design, with the U.S. Patent and Trademark Office. The trademark “BancorpSouth” will expire in 2024, and “Bank of Mississippi” will expire in 2020, unless the Company extends these trademarks for additional ten year periods. Registrations of trademarks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that the Company continues to use these trademarks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.
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
          The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Federal Reserve may also conduct examinations of the Company.
          In 2004, pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”), the Company elected to be a financial holding company regulated as such under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). Financial holding company powers relate to financial activities that are determined by the Federal Reserve to be financial in nature, incidental to an activity that is financial in nature or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). GLBA expressly characterizes certain activities as financial in nature, including lending activities, underwriting and selling insurance, providing financial or investment advice, securities underwriting, dealing and making markets in securities and merchant banking. According to Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a financial holding company must act as a source of financial strength to its subsidiary banks and commit resources to support each such subsidiary. This support may be required at times when a financial holding company may not be able to provide such support.
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
          The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Capital is measured in two “Tiers” — Tier I capital consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier II capital consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon the remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. For an insured financial institution to be classified as “well capitalized,” the Tier I capital, total capital and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) ratios must be at least 6%, 10% and 5%, respectively. The Bank exceeded the criteria for the “well capitalized” category at December 31, 2010. The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve and with other tests relating to capital adequacy that the Federal Reserve adopts from time to time. See Note 21 to the Company’s Consolidated Financial Statements included in this Report for a discussion of the Company’s capital amounts and ratios.
          In September 2010, the oversight body of the Basel Committee announced a package of reforms, commonly referred to as Basel III, that will increase existing capital requirements substantially over the next four years as well as add liquidity requirements for banks. These reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III United States banks is uncertain.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III United States banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.
          FDICIA provides for a risk-based deposit insurance premium structure for insured financial institutions. The FDIC generally provides deposit insurance up to $250,000 per customer per institution for depository accounts held at insured financial institutions. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. As a result of increased bank failures and a decrease in the DIF, in December 2009, the FDIC required all insured financial institutions to prepay three years worth of insurance premiums with the prepayment including a 5% annual growth rate in the projected assessment base and a three basis point increase in the annual assessment rate for 2011 and 2012. The FDIC may require additional special assessment payments if the DIF balance continues to decline.
          The Dodd-Frank Act was signed into law in July 2010, resulting in a major overhaul of the financial institution regulatory system. Among other things, the Dodd-Frank Act established a new, independent Consumer Financial Protection Bureau tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council to focus on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council is tasked with recommending increasingly strict rules for capital, leverage and other requirements based on a company’s size and complexity. The Dodd-Frank Act required the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits, with certain limited exceptions, proprietary trading and investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.
          The Dodd-Frank Act revamped the federal regulatory agencies by eliminating the Office of Thrift Supervision, while keeping the thrift charter, and dividing federal regulatory oversight of thrifts among the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve. The Dodd-Frank Act also eliminated many of the remaining regulations that limited the ability of a bank to open branches in different states. The Dodd-Frank Act included savings associations and industrial loan companies, as well as banks, in the nationwide deposit limitation. Consequently, no acquisition of any financial institution can be approved if the effect of the acquisition would be to increase the acquirer’s nationwide deposits to more than 10% of all deposits. In addition, the Dodd-Frank Act requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer.
          Further, the Dodd-Frank Act provided that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. Prior to the implementation of the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires financial institutions to establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company and the Bank.
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
          In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement, Supervisory Release 09-4 (“SR 09-4”), on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends. Further, in the current financial and economic environment, the Federal Reserve has indicated that bank and financial holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 prohibits a financial holding company, following an interstate acquisition, from controlling more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state. States retain the ability to adopt legislation to effectively raise or lower the 30% limit.
          The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2010, the Company had a “satisfactory” rating under CRA.
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
          The activities of the Company and its subsidiaries are also subject to regulation under various federal laws and regulations thereunder, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act (Bank Secrecy Act), the National Flood Insurance Act of 1968 and the Real Estate Settlement Procedures Act, among others, as well as various state laws.
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
          See Note 22 to the Company’s Consolidated Financial Statements included elsewhere in this Report for financial information about each segment of the Company, as defined by U.S. generally accepted accounting principles (“U.S. GAAP”).
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
          The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan underwriting and credit quality monitoring policies and practices. Loan status and monitoring is handled through the Bank’s loan administration department. Also, an independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses. Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings. Senior loan officers have established a review process with the objective of quickly identifying, evaluating and initiating necessary corrective action for problem loans. The results of loan reviews are reported to the Audit Committee of both the Company’s and the Bank’s Board of Directors. This process is an integral element of the Bank’s loan program. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.
RECENT ACQUISITIONS
          The Company completed no acquisitions during 2010.
EMPLOYEES
          At December 31, 2010, the Company and its subsidiaries had approximately 4,311 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.
EXECUTIVE OFFICERS OF THE REGISTRANT
          Information follows concerning the executive officers of the Company who are subject to the reporting requirements of Section 16 of the Exchange Act:

Name	Offices Held	Age
Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank; Director of the Company	68

James V. Kelley	President and Chief Operating Officer of the Company and the Bank; Director of the Company	61

William L. Prater	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of the Bank	50

Larry Bateman	Executive Vice President of the Company and Vice Chairman of the Bank	61

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of the Bank	56

Gordon Lewis	Executive Vice President of the Company and Vice Chairman of the Bank	61

Name	Offices Held	Age
Gregg Cowsert	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank	63

Cathy S. Freeman	Executive Vice President and Corporate Secretary of the Company and the Bank	45

Gary C. Bonds	Senior Vice President and Principal Accounting Officer of the Company and Executive Vice President and Controller of the Bank	63

Carol Waddle	Senior Vice President of the Company and Senior Vice President, Audit and Loan Review of the Bank	49
          None of the executive officers of the Company are related by blood, marriage or adoption to each other or to any of the Company’s directors or nominees up for election at the 2011 annual meeting of shareholders. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which the individual named above was or is to be selected as an officer. The executive officers of the Company are elected by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly elected and qualified.
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
          Mr. Lewis had served as Louisiana/Texas Region President of BancorpSouth Bank for at least two years prior to December 2007 when he was named Executive Vice President of the Company and Vice Chairman of the Bank.
          Mr. Cowsert has served as Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank for at least the past five years.
          Mrs. Freeman has served as First Vice President and Corporate Secretary of the Company and the Bank or Senior Vice President and Corporate Secretary of the Company and the Bank for at least the two years prior to January 2008 when she was named Executive Vice President of the Company and the Bank.
          Mr. Bonds has served as Senior Vice President of the Company and Senior Vice President and Controller of the Bank for at least the three years prior to September 2008, when he was named Executive Vice President and Controller of the Bank, and the three years prior to December 2008, when he was named Senior Vice President and Principal Accounting Officer of the Company.
          Ms. Waddle joined the Company on March 20, 2006 and served as Senior Vice President and General Auditor of the Company until January 27, 2010, when she was named Senior Vice President of the Company and Senior Vice President, Audit and Loan Review of the Bank. Prior to joining the Company, Ms. Waddle was a partner with T. E. Lott & Company.

ITEM 1A. RISK FACTORS.
          Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the expiration of the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations of the Company by the Federal Reserve, the Company’s operating results, interest earning assets and interest bearing liabilities, commercial loans, mortgage loans, economic conditions in the Company’s market area and the impact of the economic downturn on the Company’s financial condition, internal control over financial reporting, the Company’s remediation efforts with respect to the material weakness in internal control over financial reporting, maturities and fair values of held-to-maturity and available-for-sale securities, valuation of mortgage servicing rights, diversification of revenue stream, the Company’s policy regarding underwriting and lending practices, other real estate owned, asset quality, net interest revenue, net interest margin, interest rate sensitivity, credit quality and credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, losses from representation and warranty obligations, the Company’s foreclosure process, inspection of projects corresponding to construction, acquisition and development loans, renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, capital resources, uses of capital, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities, deposits, non-performing assets (“NPAs”), the ability to declare and pay dividends, future acquisitions, market risk, critical and significant accounting policies, the impact of recent accounting pronouncements, estimated amortization expense of amortizable identifiable intangible assets, market conditions, stock repurchase program, allowance for credit losses, vesting of restricted stock and performance shares, valuation of stock options, fair value of loans and leases, values of investment securities, contributions to pension plans, goodwill, related party transactions, loan concentrations, impaired loans, non-performing loans, non-accrual loans and leases, allowance for loan losses, economic value of equity, the ratio of tangible equity to tangible assets, other-than-temporary impairment of securities, financial condition of the Company’s borrowers, off-balance sheet commitments and arrangements, future lease payments, pension and other post-retirement benefit amounts, charge-offs, legal and regulatory limitations and compliance, amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof, junior subordinated debt securities and the effect of certain legal claims and pending lawsuits.
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
          Since mid-2007 the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence. Market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads and to cause rating agencies to lower credit ratings. Despite recent stabilization in asset prices, economic performance and significant declines in Federal Reserve borrowing rates, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity. Additionally, some banks and other lenders have suffered significant losses and they have become reluctant to lend, even on a secured basis, because of capital limitations, potentially increased risks of default and the impact of declining asset values on collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.
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
          Overall, the 2010 business environment continued to be adverse for many households and businesses in the United States. While the business environment in the markets in which we operate has been less adverse than in the broader United States, it has deteriorated nonetheless. It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.
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
We may elect or be compelled to seek additional capital in the future, but that capital may not be available on favorable terms when it is needed.
          We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance any acquisitions or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital, which could adversely impact our ability to access the capital markets on favorable terms.
          Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot provide assurance of our ability to raise additional capital if needed or to be able to do so on terms acceptable to us. If we cannot raise additional capital on favorable terms when needed, it may have a material adverse effect on our financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
          Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. A decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated could detrimentally impact our access to liquidity sources. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
We make and hold in our portfolio a significant number of real estate construction, acquisition and development loans, which are based upon estimates of costs and values associated with the completed project and which pose more credit risk than other types of loans typically made by financial institutions.
          At December 31, 2010, we had a balance of $1.1 billion in real estate construction, acquisition and development loans, representing 12.3% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations.

          Due to the downturn in the housing market, demand for construction, acquisition and development loans has been declining, a trend that management expects to continue. The decline in this portfolio presents an additional challenge to maintaining and growing our earning assets.
Our allowance for credit losses may not be adequate to cover actual credit losses.
          We make various assumptions and judgments about the collectability of our loan and lease portfolio and provide an allowance for potential losses based on a number of factors. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information regarding our process for determining the appropriate level of the allowance for credit losses.
Our operations are subject to extensive governmental regulation and supervision.
          The Company has elected to be a financial holding company pursuant to GLBA and the Bank Holding Company Act and the Bank is a Mississippi state banking corporation. Both are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Most recently, the Dodd-Frank Act was enacted, implementing sweeping reforms to the financial services industry. A number of provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict what the final form of these rules will be when implemented by the respective agencies, but management believes that certain aspects of the new legislation, including without limitations, the additional cost of higher deposit insurance and the costs of compliance with disclosure and reporting requirements and examinations by the new Consumer Financial Protection Bureau, could have a significant impact on our business, financial condition and results of operations.
          It is possible that there will be continued changes to the banking and financial institutions regulatory regimes in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.
Because of the geographic concentration of our assets, our business is highly susceptible to local economic conditions.
          Our business is primarily concentrated in selected markets in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and recent legislation and regulations impacting service charges could reduce our fee income.
          A significant portion of our noninterest revenue is derived from service charge income. The largest component of this service charge income is overdraft-related fees. Changes in banking regulations, and in particular the Federal Reserve’s recently adopted rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will have a significant adverse impact on our service charge income and overall results. Additionally, changes in customer behavior as well as increased competition from other financial institutions will result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.
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
          The Bank originates residential mortgage loans for sale and for our portfolio. The origination of residential mortgage loans is highly dependent on the local real estate market and the level of interest rates. Increasing interest rates tend to reduce the origination of loans for sale and fee income, which we report as gain on sale of loans. Decreasing interest rates generally result in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This typically leads to reinvestment at lower rates than the loans or securities were paying. Changes in market interest rates could also reduce the value of our financial assets. Our financial condition and results of operations could be adversely affected if we are unsuccessful in managing the effects of changes in interest rates.
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
Volatility in capital and credit markets could adversely affect our business.
          The capital and credit markets have been experiencing volatility and disruption for several years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
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
Issuing additional shares of our common stock to acquire other banks, bank holding companies, financial holding companies and/or insurance agencies may result in dilution for existing shareholders and may adversely affect the market price of our stock.
          In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks, bank holding companies, financial holding companies, insurance agencies and/or other businesses related to the financial services industry that may compliment our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks, bank holding companies, financial holding companies and insurance agencies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.
Our ability to declare and pay dividends is limited by law.
          We derive our income primarily from dividends received from owning the Bank’s common stock. Federal and state law limit the Bank’s ability to declare and pay dividends. In addition, the Federal Reserve may impose restrictions on our ability to declare and pay dividends on our common stock.
Our growth strategy includes risks that could have an adverse effect on financial performance.
          A significant element of our growth strategy is the acquisition of additional banks (which might include the acquisition of bank assets in FDIC-assisted transactions), bank holding companies, financial holding companies, insurance agencies and/or other businesses related to the financial services industry that may compliment our organizational structure in order to achieve greater economies of scale. We cannot assure you that appropriate growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and/or financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy requires that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.
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
We may be adversely affected by the failure of certain third party vendors to perform.
          We rely upon certain third party vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks. While we believe these policies and procedures help to mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations, which could have a material adverse effect on our financial condition and results of operations.
Anti-takeover provisions may discourage a change of our control.
          Our governing documents and certain agreements to which we are a party contain provisions that make a change-in-control difficult to accomplish, and may discourage a potential acquirer. These include a classified or “staggered” Board of Directors, change-in-control agreements with members of management and supermajority voting requirements. These anti-takeover provisions may have an adverse effect on the market for our common stock.
Securities that we issue, including our common stock, are not FDIC insured.
          Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC or any other governmental agency or instrumentality or any private insurer and are subject to investment risk, including the possible loss of your investment.
We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.
          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 identified a material weakness in its internal control over financial reporting designed to ensure proper accounting for allowance for credit losses, as described in “Item 9A. Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

We could be required to write down goodwill and other intangible assets.
          When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2010, our goodwill and other identifiable intangible assets were $289.7 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis in 2010 and concluded that no impairment charge was necessary for the year ended December 31, 2010. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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

The Bank owns 253 of its 282 branch banking facilities. The remaining 29 branch banking facilities are occupied under leases with unexpired terms ranging from one to 13 years. The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

The Bank considers all its buildings and leased premises to be in good condition. The Bank also owns parcels of property acquired under foreclosure.

b.	BancorpSouth Insurance Services, Inc. — This wholly-owned subsidiary of the Bank owns six of the 25 offices it occupies. It leases 19 offices that have unexpired terms varying in duration from one to seven years.
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

          In November 2010, the Company was informed that the Atlanta Regional Office of the Securities and Exchange Commission had issued an Order of Investigation related to the Company’s delay in filing its Annual Report on Form 10-K for year ended December 31, 2009 and related matters. The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
          On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
          Otherwise, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these lawsuits should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management of the Company cannot make assurances that the Company will prevail in any of these actions, nor can it reasonably estimate the amount of damages that the Company might incur.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET FOR COMMON STOCK
          The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.” The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2010	Fourth	$16.31	$12.27
	Third	18.73	12.41
	Second	23.25	17.86
	First	24.75	17.55

2009	Fourth	$25.19	$21.71
	Third	24.96	19.41
	Second	25.30	19.46
	First	23.87	15.60
HOLDERS OF RECORD
          As of February 14, 2011, there were 8,817 shareholders of record of the Company’s common stock.

DIVIDENDS
          The Company declared cash dividends each quarter in an aggregate annual amount of $0.88 per share during 2010 and 2009. Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in SR 09-4. Based on management’s discussions with the Federal Reserve in the first quarter of 2011, the Company’s Board of Directors declared a dividend of $0.11 per share for the first quarter of 2011, down from $0.22 per share for the previous quarter. There can be no assurance that the Federal Reserve Board will not limit or prohibit future dividends. See “Item 1. Business — Regulation and Supervision” and Note 17 to the Company’s Consolidated Financial Statements included elsewhere in this Report for more information on restrictions and limitations on the Company’s ability to pay dividends.
ISSUER PURCHASES OF EQUITY SECURITIES
          The Company did not repurchase any shares of its common stock during the three months ended December 31, 2010.
ITEM 6. SELECTED FINANCIAL DATA.
          See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Financial Information” for the Selected Financial Data.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
          The Company is a regional financial holding company with $13.6 billion in assets headquartered in Tupelo, Mississippi. The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, and Missouri. The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices. The Bank’s insurance agency subsidiary also operates an office in Illinois.
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
          As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services. Generally, during the past two years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry. The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. The impact was reflected in a decline in credit quality and increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs in 2010 compared to 2009. While NPLs and net charge-offs have increased, management believes that the Company is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle.Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall. Therefore, management will continue to focus on early identification and resolution of any credit issues.
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

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands, except per share amounts)
Earnings Summary:
Interest revenue	$582,762	$615,414	$705,413	$801,242	$681,891
Interest expense	141,620	170,515	264,577	378,343	296,092

Net interest revenue	441,142	444,899	440,836	422,899	385,799
Provision for credit losses	204,016	117,324	56,176	22,696	8,577

Net interest revenue, after provision for credit losses	237,126	327,575	384,660	400,203	377,222
Noninterest revenue	264,144	275,276	245,607	232,151	207,017
Noninterest expense	487,033	490,017	455,913	428,410	394,077

Income before income taxes	14,237	112,834	174,354	203,944	190,162
Income tax (benefit) expense	(8,705)	30,105	53,943	66,001	64,968

Net income	$22,942	$82,729	$120,411	$137,943	$125,194

Balance Sheet — Year-End Balances:
Total assets	$13,615,010	$13,167,867	$13,480,218	$13,189,841	$12,040,521
Total securities	2,709,081	1,993,594	2,316,380	2,627,110	2,765,419
Loans and leases, net of unearned income	9,333,107	9,775,136	9,691,277	9,179,684	7,871,471
Total deposits	11,490,021	10,677,702	9,711,872	10,064,099	9,710,578
Long-term debt	110,000	112,771	286,312	88,977	135,707
Total shareholders’ equity	1,222,244	1,276,296	1,240,260	1,196,626	1,026,585

Balance Sheet — Average Balances:
Total assets	13,304,836	13,203,659	13,200,801	12,857,135	11,798,007
Total securities	2,157,096	2,179,479	2,417,390	2,781,232	2,943,556
Loans and leases, net of unearned income	9,621,529	9,734,580	9,429,963	8,784,940	7,579,935
Total deposits	11,107,445	10,155,730	9,803,999	10,200,098	9,554,441
Long-term debt	111,547	290,582	278,845	139,537	136,411
Total shareholders’ equity	1,241,321	1,255,605	1,224,280	1,121,000	999,989

Common Share Date:
Basic earnings per share	$0.28	$0.99	$1.46	$1.69	$1.58
Diluted earnings per share	0.27	0.99	1.45	1.69	1.57
Cash dividends per share	0.88	0.88	0.87	0.83	0.79
Book value per share	14.64	15.29	14.92	14.54	12.98
Dividend payout ratio	314.29	88.89	60.00	49.11	50.32

Financial Ratios:
Return on average assets	0.17%	0.63%	0.91%	1.07%	1.06%
Return on average shareholders’ equity	1.85%	6.59%	9.84%	12.31%	12.52%
Total shareholders’ equity to total assets	8.98%	9.69%	9.20%	9.07%	8.53%
Tangible shareholders’ equity to tangible assets	7.00%	7.63%	7.15%	7.09%	7.25%
Net interest margin-fully taxable equivalent	3.70%	3.77%	3.75%	3.68%	3.70%

Credit Quality Ratios:
Net charge-offs to average loans and leases	1.90%	0.76%	0.40%	0.14%	0.15%
Provision for credit losses to average loans and leases	2.12%	1.21%	0.60%	0.26%	0.11%
Allowance for credit losses to net loans and leases	2.11%	1.80%	1.37%	1.25%	1.26%
Allowance for credit losses to NPLs	49.93%	94.41%	207.45%	394.76%	421.36%
Allowance for credit losses to NPAs	37.31%	71.64%	120.36%	215.47%	291.38%
NPLs to net loans and leases	4.23%	1.91%	0.66%	0.32%	0.30%
NPAs to net loans and leases	5.65%	2.51%	1.14%	0.58%	0.43%

Capital Adquacy:
Tier I capital	10.61%	11.17%	10.79%	10.63%	12.34%
Total capital	11.87%	12.42%	12.04%	11.81%	13.55%
Tier I leverage capital	8.07%	8.95%	8.65%	8.13%	8.73%

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Tangible Assets:
Total assets	$13,615,010	$13,167,867	$13,480,218	$13,189,841	$12,040,521
Less: Goodwill	270,097	270,097	268,966	254,889	143,718
Identifiable intangible assets	19,624	23,533	28,164	26,549	22,442

Total tangible assets	$13,325,289	$12,874,237	$13,183,088	$12,908,403	$11,874,361

Tangible Shareholders’ Equity
Total shareholders’ equity	$1,222,244	$1,276,296	$1,240,260	$1,196,626	1,026,585
Less: Goodwill	270,097	270,097	268,966	254,889	143,718
Identifiable intangible assets	19,624	23,533	28,164	26,549	22,442

Total tangible shareholders’ equity	$932,523	$982,666	$943,130	$915,188	$860,425

FINANCIAL HIGHLIGHTS
          The Company reported net income of $22.9 million for 2010 compared to $82.7 million in 2009 and $120.4 million in 2008. The provision for credit losses was the most significant factor contributing to this decrease in earnings, as the provision for credit losses was $204.0 million in 2010 compared to $117.3 million in 2009 and $56.2 million in 2008. Net charge-offs also increased to $183.1 million, or 1.90% of average loans and leases in 2010, compared to $74.1 million, or 0.76% of average loans and leases in 2009. The increase in the provision for credit losses in 2010 reflected the impact of a significant increase in NPLs from $186.5 million at December 31, 2009 to $394.4 million at December 31, 2010, as the length and severity of the recession, as well as the lackluster current economic environment, affected a larger portion of the Company’s borrowers. This pressure continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development and commercial construction loans. Many of these loans became collateral-dependant during 2009 and 2010, requiring recognition of an impairment loss to reflect the decline in real estate values.
          The largest source of revenue for the Company is the amount of net interest revenue earned by the Bank. Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations. Net interest revenue for 2010 was $441.1 million, compared to $444.9 million for 2009 and $440.8 million for 2008. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks. The Company experienced an increase in lower rate demand and time deposits and a decrease in higher rate long-term borrowing, which resulted in a decrease in interest expense of $28.9 million or 17.0% in 2010 compared to 2009. However, the declining interest rate environment combined with the low loan demand resulted in a decrease in interest revenue of $32.7 million or 5.3%, causing net interest revenue to remain stable in 2010 compared to 2009. While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its east Texas and Louisiana markets.
          The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income. Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company. Noninterest revenue for 2010 was $264.1 million, compared to $275.3 million for 2009 and $245.6 million in 2008. One of the contributors to the decrease in noninterest revenue in 2010 was the decrease in mortgage lending revenue, which decreased to $29.7 million in 2010 compared to $32.2 million in 2009. The decrease in mortgage lending revenue was primarily a result of larger mortgage originations in 2009, the majority of which were refinancings in the first half of 2009 resulting from historically low mortgage interest rates. Also contributing to the decrease in mortgage lending revenue was the $4.0 million decline in the fair value of the Bank’s mortgage servicing rights in 2010 compared to a $2.4 million increase in the fair value in 2009. The decline in fair value was somewhat offset by the better pricing and delivery execution on a lower level of mortgage originations for 2010 as origination volume decreased 6.6% to $1.4 billion from $1.5 billion in 2009.
          Noninterest revenue was positively impacted by the 10.0% increase in credit card, debit card and merchant fee income, as the number and monetary volume of items processed increased. Noninterest revenue was also positively impacted by net security gains of $2.6 million in 2010 compared to net security losses of approximately $55,000 in 2009. The Company recognized $4.7 million of gains on sales and calls of available-for-sale securities and calls of held-to-maturity securities in 2010, with these gains somewhat offset by $2.1 million recognized as other-than-temporary impairment on pooled trust preferred securities in 2010. The 2009 and 2008 net security losses included other-than-temporary impairment charges of approximately $250,000 and $8.6 million, respectively, related to the Company’s investment in pooled trust preferred securities.
          Revenue from bank-owned life insurance decreased approximately $877,000, or 10.2%, in 2010 after increasing $1.3 million, or 17.4% in 2009 as the Company recorded claims related to bank-owned life insurance of $1.4 million in 2009 compared to approximately $723,000 in 2010. No significant claims related to bank-owned life insurance were recorded in 2008. Other miscellaneous noninterest revenue decreased $13.8 million, or 48.9%, in 2010 compared to 2009. There were no significant non-recurring noninterest revenue items in 2010. In 2009, the Company recorded interest on tax refunds of $2.8 million, gains on the sale of student loans of $3.7 million, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss.
          Noninterest expense for 2010 was $487.0 million, a decrease of 0.6% from $490.0 million for 2009, which was an increase of 7.5% from $455.9 million for 2008. The increase in noninterest expense in 2009 compared to 2008 was primarily related to the significant increase in deposit insurance assessments in 2009 compared to 2008. Deposit insurance assessments increased $16.8 million during 2009 which included a $6.1 million special FDIC assessment during the second quarter of 2009 as part of the FDIC’s restoration plan for the Deposit Insurance Fund. Excluding the $6.1 million special FDIC assessment in 2009, deposit insurance assessments increased in 2010 compared to 2009, as the Company’s depository insurance assessment base, or average deposits, increased 9.4% during 2010. Income tax expense decreased in 2010 and 2009 primarily as a result of the decrease in pretax income in both years. The major components of net income are discussed in more detail in the various sections that follow.
          The Company continued its commitment to a strong capital base as its total shareholders’ equity to total assets ratio was 8.98%, 9.69% and 9.20% in 2010, 2009 and 2008, respectively. Also, interest bearing demand deposits increased 14.1% contributing to an overall deposit increase of 7.6% in 2010 compared to 2009. Interest bearing demand deposits increased 10.7% in 2009 contributing to an overall deposit increase of 9.94% compared to 2008. This increase in deposits allowed the Company to continue to reduce its reliance on short-term borrowings, which decreased 40.4% to $443.3 million at December 31, 2010 after decreasing 60.8% to $743.4 million at December 31, 2009 compared to $1.9 billion at December 31, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report). Management believes that its determination of the allowance for credit losses, valuation of other real estate owned, the annual goodwill impairment assessment, the assessment for other-than-temporary impairment of securities, the valuation of mortgage servicing rights and the estimation of pension and other postretirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies. Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

Allowance for Credit Losses
          The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings. Provisions for credit losses are made to reserve for estimated probable losses on loans and leases. The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments. The use of different estimates or assumptions could produce different provisions for credit losses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provisions for Credit Losses and Allowance for Credit Losses” included herein for more information. At December 31, 2010, the allowance for credit losses was $196.9 million, representing 2.11% of total loans and leases, net of unearned income.
Other Real Estate Owned
          Other real estate owned, consisting of assets that have been acquired through foreclosure or in satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling costs. Fair value is based on independent appraisals and other relevant factors. Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for credit losses. Subsequent valuation adjustments on the periodic revaluation of the property are charged to net income as noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the past two years. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.
Goodwill
          The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually. The Company’s annual assessment date is during the Company’s fourth quarter. Because of the volatile market conditions during which the Company’s market value fell below book value, the Company performed a complete goodwill impairment analysis for all of its reporting segments during the third quarter of 2010. Based on this analysis, the estimated fair value of all of the Company’s reporting segments exceeded the respective carrying values. The Company’s annual goodwill impairment evaluation performed during the fourth quarter of 2010 also indicated no impairment of goodwill for its reporting units. Therefore, no goodwill impairment was recorded. In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change. As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods. Goodwill was $270.1 million at December 31, 2010.
Assessment for Other-Than-Temporary Impairment of Securities
          Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, and whether the Company would be required to sell the securities before a full recovery of costs in order to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the impairment is separated into (a) the amount of the impairment related to the credit loss and (b) the amount of the impairment related to all other factors. The value of the security is reduced by the other-than-temporary impairment with the amount of the impairment related to credit loss recognized as a charge to earnings and the amount of the impairment related to all other factors recognized in other comprehensive income.

Mortgage Servicing Rights
          The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”). The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”). An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream. The use of different estimates or assumptions could also produce different fair values. The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments. At December 31, 2010, the Company’s mortgage servicing asset was valued at $38.6 million.
Pension and Postretirement Benefits
          Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability. Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate. Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate. Changes in these estimates could impact earnings. For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase. In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”). In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio. In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts. The Company used an expected rate of return of 8% on plan assets for 2010. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Discount Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”) and the December 31, 2010 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on the interest rate curve. Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 5.50% for the Basic Plan, 5.15% for the Restoration Plan and 4.50% for the Supplemental Plan based on a December 31, 2010 measurement date.
RESULTS OF OPERATIONS
Net Interest Revenue
          Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue. Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities. The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk. Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets. For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%. The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2010:

	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
(Taxable equivalent basis)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands, yields on taxabale equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$9,621,529	$500,108	5.20%	$9,734,580	$520,315	5.35%	$9,429,964	$593,258	6.29%
Loans held for sale	68,980	3,024	4.38%	115,181	3,965	3.44%	156,857	7,667	4.89%
Held-to-maturity securities:
Taxable (3)	985,606	36,718	3.73%	1,015,440	47,397	4.67%	1,282,512	59,119	4.61%
Non-taxable (4)	236,530	16,014	6.77%	194,370	13,619	7.01%	184,243	12,480	6.77%
Available-for-sale securities:
Taxable	863,091	32,033	3.71%	898,073	35,026	3.90%	859,932	35,813	4.16%
Non-taxable (5)	71,869	5,039	7.01%	71,596	5,223	7.30%	90,703	6,470	7.13%
Federal funds sold, securities purchased under agreement to resell and short-term investments	376,328	961	0.26%	49,197	205	0.42%	32,930	972	2.95%

Total interest earning assets and revenue	12,223,933	593,897	4.86%	12,078,437	625,750	5.18%	12,037,141	715,779	5.95%
Other assets	1,293,963			1,275,150			1,291,675
Less: allowance for credit losses	(213,060)			(149,928)			(128,015)

Total	$13,304,836			$13,203,659			$13,200,801

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Deposits:

Demand — interest bearing	$4,649,235	$35,187	0.76%	$4,051,362	$40,047	0.99%	$3,552,690	$60,333	1.70%
Savings	784,504	3,576	0.46%	712,740	3,700	0.52%	712,330	5,280	0.74%
Other time	3,782,727	83,999	2.22%	3,633,453	101,308	2.79%	3,874,192	148,591	3.84%
Federal funds purchased,securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	539,524	1,384	0.26%	1,175,708	2,378	0.20%	1,565,381	26,858	1.72%
Junior subordinated debt securities	160,312	11,461	7.15%	160,312	11,630	7.25%	160,312	12,469	7.78%
Long-term FHLB borrowings	111,547	6,013	5.38%	290,582	11,452	3.93%	278,845	11,046	3.95%

Total interest bearing liabilities and expense	10,027,849	141,620	1.41%	10,024,157	170,515	1.70%	10,143,750	264,577	2.61%
Demand deposits - noninterest bearing	1,890,979			1,758,175			1,664,787
Other liabilities	144,687			165,722			167,984

Total liabilities	12,063,515			11,948,054			11,976,521
Shareholders’ equity	1,241,321			1,255,605			1,224,280

Total	$13,304,836			$13,203,659			$13,200,801

Net interest revenue-FTE		$452,277			$455,235			$451,202

Net interest margin-FTE			3.70%			3.77%			3.75%
Net interest rate spread			3.45%			3.48%			3.34%
Interest bearing liabilities to interest earning assets			82.03%			82.99%			84.27%

(1)	Includes taxable equivalent adjustment to interest of approximately $3,326,000, $3,302,000 and $3,293,000 in 2010, 2009 and 2008, respectively, using an effective tax rate of 35%.

(2)	Non-accrual loans are included in Loans and leases (net of unearned income).

(3)	Includes taxable equivalent adjustments to interest of approximately $440,000 in 2010, 2009 and 2008 using an effective tax rate of 35%.

(4)	Includes taxable equivalent adjustments to interest of approximately $5,605,000, $4,767,000 and $4,368,000 in 2010, 2009 and 2008, respectively, using an effective tax rate of 35%.

(5)	Includes taxable equivalent adjustment to interest of approximately $1,764,000, $1,827,000 and $2,265,000 in 2010, 2009 and 2008, respectively, using an effective tax rate of 35%.

          Net interest revenue-FTE decreased 0.7% to $452.3 million in 2010 from $455.2 million in 2009, which represented an increase of 0.9% from $451.2 million in 2008. The slight decrease in net interest revenue-FTE for 2010 compared to 2009 was a result of continued deposit growth, combined with a decrease in net loans and leases, resulting in an increase in short-term investments that had lower average rates earned than the average rates paid on the deposit growth. Overall, the yield on interest earning assets declined 32 basis points to 4.86% in 2010 from 5.18% in 2009, which exceeded the decline of 29 basis points in the average rate paid on interest bearing liabilities to 1.41% in 2010 from 1.70% in 2009. The slight increase in net interest revenue-FTE for 2009 compared to 2008 was a result of rates paid on interest bearing liabilities declining at a faster rate than rates earned on interest earning assets. The decline in rates paid on interest bearing liabilities was a result of the increase in low cost demand deposits coupled with the decline in other time deposits and short-term borrowing rates. The declining loan yields experienced by the Company was a result of reduced interest rates with this decline being somewhat offset by the impact of the interest rate floors evident on a portion of the Company’s variable rate loans. The effect of the interest rate floors on the Company’s variable rate loans is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity.”
          Interest revenue-FTE decreased 5.1% to $593.9 million in 2010 from $625.8 million in 2009, which represented a decrease of 12.6% from $715.8 million in 2008. The decrease in interest revenue-FTE in 2010 and 2009 was primarily a result of the declining loan yields as interest rates were at historically low levels resulting in an overall decrease in the yield on average interest earning assets of 32 basis points during 2010 and 76 basis points during 2009. Average interest earning assets increased $145.5 million, or 1.2%, to $12.2 billion in 2010 and increased $41.8 million, or 0.4%, to $12.1 billion in 2009 from $12.0 billion in 2008. The increase in average interest earning assets during 2010 was primarily a result of the increase in short-term investments, which was attributable to continued deposit growth, combined with a decrease in net loans and leases. The increase in average interest earning assets during 2009 was primarily a result of average loans and leases increasing $305.2 million to $9.7 billion, partially offset by the decrease in average loans held for sale during 2009 as the Company sold its remaining portfolio of student loans.
          Interest expense decreased 17.0% to $141.6 million in 2010 from $170.5 million in 2009, which represented a decrease of 35.6% from $264.6 million in 2008. The decrease in interest expense during 2010 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in demand and other time deposit rates, resulting in an overall decrease in the average rate paid of 29 basis points during 2010. The decrease in interest expense during 2009 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposits and short-term borrowing rates, resulting in an overall decrease in the average rate paid on interest bearing liabilities of 91 basis points. Average interest bearing liabilities remained stable at $10.0 billion in 2010 and 2009 after decreasing $119.6 million, or 1.2%, from $10.1 billion in 2008. The decrease in short-term and long-term borrowings during 2010 was offset by the slightly larger increase in the Company’s interest bearing demand, savings and other time deposits, resulting in average interest bearing liabilities that remained flat from 2009 to 2010. The decrease in interest bearing liabilities in 2009 compared to 2008 was primarily a result of the decrease in short-term borrowings, partially offset by the increase in lower cost interest bearing demand deposits.
          Net interest margin-FTE for 2010 was 3.70%, a decrease of seven basis points from 3.77% for 2009, which represented an increase of two basis points from 3.75% for 2008. The decrease in the net interest margin-FTE during 2010 was primarily a result of the higher level of average nonaccrual loans and the reversal of current year interest for loans placed on nonaccrual status or charged off during 2010 as compared to 2009. The higher level of average nonaccrual loans and the reversal of current year interest for loans placed on nonaccrual status or charged off during 2010 decreased net interest margin-FTE by 14 basis points in 2010. Also, the combination of increased deposits and weak loan demand resulted in higher levels of short-term investments with relatively low yields. Net interest margin-FTE remained relatively stable for 2008 and 2009, as the Company was able to mitigate the effect of lower loan yields by increasing lower cost demand deposits and decreasing higher rate time deposits. The Company was also able to maintain stability in the loan portfolio from 2008 to 2009 by replacing loan runoff with modest new loan production.
          Net interest revenue-FTE may also be analyzed by segregating the rate and volume components of interest revenue and interest expense. The table below presents an analysis of rate and average volume change in net interest revenue from 2009 to 2010 and from 2008 to 2009. Changes that are not solely a result of volume or rate have been allocated to volume.

	2010 over 2009 - Increase (Decrease)			2009 over 2008 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
INTEREST REVENUE
Loans and leases (net of unearned income)	$(5,876)	$(14,331)	$(20,207)	$16,282	$(89,225)	$(72,943)
Loans held for sale	(2,025)	1,084	(941)	(1,435)	(2,267)	(3,702)
Held-to-maturity securities:
Taxable	(1,111)	(9,568)	(10,679)	(12,466)	744	(11,722)
Non-taxable	2,854	(459)	2,395	710	429	1,139
Available-for-sale securities:
Taxable	(1,298)	(1,695)	(2,993)	1,488	(2,275)	(787)
Non-taxable	19	(203)	(184)	(1,394)	147	(1,247)
Federal funds sold, securities purchased under agreement to resell and short-term investments	835	(79)	756	68	(835)	(767)

Total increase (decrease)	(6,602)	(25,251)	(31,853)	3,253	(93,282)	(90,029)

INTEREST EXPENSE
Demand deposits — interest bearing	4,525	(9,385)	(4,860)	4,929	(25,215)	(20,286)
Savings deposits	327	(451)	(124)	2	(1,582)	(1,580)
Other time deposits	3,315	(20,624)	(17,309)	(6,712)	(40,571)	(47,283)
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	(1,632)	638	(994)	(788)	(23,692)	(24,480)
Junior subordinated debt securities	—	(169)	(169)	—	(839)	(839)
Long-term FHLB borrowings	(9,651)	4,212	(5,439)	463	(57)	406

Total increase (decrease)	(3,116)	(25,779)	(28,895)	(2,106)	(91,956)	(94,062)

Total net increase (decrease)	$(3,486)	$528	$(2,958)	$5,359	$(1,326)	$4,033

Interest Rate Sensitivity
          The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time. A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities. The following table presents the Company’s interest rate sensitivity at December 31, 2010:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
		(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$172,170	$—	$—	$—
Federal funds sold and securities purchased under agreement to resell	150,000	—	—	—
Held-to-maturity securities	79,007	172,944	1,034,650	326,418
Available-for-sale securities	47,473	108,603	266,605	673,381
Loans and leases, net of unearned income	4,691,770	1,754,845	2,636,483	250,009
Loans held for sale	42,872	1,137	6,676	43,012

Total interest earning assets	5,183,292	2,037,529	3,944,414	1,292,820

INTEREST BEARING LIABILITIES:
Interest bearing demand and savings deposits	5,794,552	—	—	—
Other time deposits	634,860	1,750,168	1,249,058	1,238
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	440,593	2,727	—	—
Long-term FHLB borrowings and junior subordinated debt securities	—	—	55,000	215,312
Other	1	—	79	—

Total interest bearing liabilities	6,870,006	1,752,895	1,304,137	216,550

Interest rate sensitivity gap	$(1,686,714)	$284,634	$2,640,277	$1,076,270

Cumulative interest sensitivity gap	$(1,686,714)	$(1,402,080)	$1,238,197	$2,314,467

          In the event interest rates decline after 2010, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period, as the cost of funds would decrease at a more rapid rate than interest revenue on interest earning assets. Conversely, in the event interest rates increase after 2010, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period. It should be noted that the balances shown in the table above are at December 31, 2010 and may not be reflective of positions at other times during the year or in subsequent periods. Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates. The increased liability sensitivity in the 0 to 90 day category was primarily a result of the Company’s utilization of core deposit growth, particularly in short-term demand deposits, to repay borrowings and to fund asset growth during 2010.
          As of December 31, 2010, the Bank had $2.5 billion in variable rate loans with interest rates determined by a floor, or minimum rate. This portion of the loan portfolio had an average interest rate earned of 4.54%, an average maturity of 26 months and a fully-indexed interest rate of 3.77% at December 31, 2010. The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors. While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise. Key indices include, but are not limited to, the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate. At December 31, 2010, the Company had $1.2 billion, $1.1 billion and $96 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively. The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
          The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 and 100 basis points. The impact of minus 200 and 100 basis point rate shocks as of December 31, 2010 and 2009 was not considered meaningful because of the historically low interest rate environment. Variances were calculated from the base case scenario, which reflected current market rates. Management of the Company assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2010	December 31, 2009
+200 basis points	-7.4%	-4.1%
+100 basis points	-4.1%	-2.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2010	December 31, 2009
+200 basis points	-15.1%	-9.5%
+100 basis points	-8.1%	-4.8%
-100 basis points	NM	NM
-200 basis points	NM	NM
NM=not meaningful
          In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon. The results of these analyses are included in the following table.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2010	December 31, 2009
+200 basis points	-6.1%	-4.1%
-200 basis points	NM	NM
NM=not meaningful
Provisions for Credit Losses and Allowance for Credit Losses
          In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through underwriting in accordance with its lending policies, loan review procedures and the diversification of its loan and lease portfolio. Although it is not possible to predict credit losses with certainty, management regularly reviews the characteristics of the loan and lease portfolio to determine its overall risk profile and quality.
          The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank’s Board of Directors has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”), which bases its estimates of credit losses on three primary components:

(1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio. Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk. Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure. Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”). In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.
          Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses. The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments. In 2010, the Bank established a real estate risk management group and an Impairment Committee. The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral. The Impairment Committee is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems. For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the Impairment Committee. The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan. The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral). The Impairment Committee meets on a monthly basis.
          Loans of $200,000 or more that become 60 or more days past due are identified for review by the Impairment Committee, which decides whether an impairment exists and to what extent a specific allowance for loss should be made. Loans that do not meet these requirements may also be identified by management for impairment review. Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition. Each such loan is individually evaluated for impairment. The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral. In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal. In these instances, such information is used in determining the impairment recorded for the loan. As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral. The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310. Loans identified for impairment are placed in non-accrual status.
          The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment. A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral. In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received. This estimate can be used to determine the extent of the impairment on the loan. After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis. Management performs a review of the pertinent facts and circumstances of each impaired loan on a monthly basis. As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets. Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
          At December 31, 2010, impaired loans totaled $273.4 million, which was net of cumulative charge-offs of $72.0 million. Additionally, the Company had specific reserves of $40.7 million included in the allowance for credit losses. Impaired loans at December 31, 2010 were primarily from the Company’s consumer real estate or residential construction, acquisition and development real estate portfolios. The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan. As part of the impairment review process, appraisals are used to determine the property values. The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period. If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered. In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received. After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made. Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property. A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
          When a guarantor is relied upon as a source of repayment, it is the Company’s policy to analyze the strength of the guaranty. This analysis varies based on circumstances, but may include a review of the guarantor’s personal and business financial statements and credit history, a review of the guarantor’s tax returns and the preparation of a cash flow analysis of the guarantor. Management will continue to update its analysis on individual guarantors as circumstances change. Because of the continued weakness in the economy, subsequent analyses may result in the identification of the inability of some guarantors to perform under the agreed upon terms.
          Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible, because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off.
          An analysis of the allowance for credit losses for the five years ended December 31, 2010 is provided in the following table:

	2010	2009	2008	2007	2006
		(Dollars in thousands)
Balance, beginning of period	$176,043	$132,793	$115,197	$98,834	$101,500

Loans and leases charged off:
Commercial and industrial	(11,879)	(9,534)	(7,124)	(2,656)	(2,008)
Real estate
Consumer mortgages	(25,639)	(13,917)	(8,161)	(4,801)	(3,370)
Home equity	(5,215)	(5,372)	(1,307)	(537)	(361)
Agricultural	(1,201)	(848)	(381)	(45)	(217)
Commercial and industrial-owner occupied	(9,200)	(4,033)	(1,970)	(1,126)	(3,099)
Construction, acquisition and development	(113,237)	(32,638)	(15,332)	(818)	—
Commercial	(14,084)	(3,584)	(814)	(465)	(1,743)
Credit cards	(4,559)	(4,770)	(3,636)	(2,979)	(2,189)
All other	(6,008)	(3,517)	(3,342)	(3,414)	(3,116)

Total loans and leases charged off	(191,022)	(78,213)	(42,067)	(16,841)	(16,103)

Recoveries:
Commercial and industrial	1,330	761	1,134	997	1,801
Real estate
Consumer mortgages	1,448	824	532	836	496
Home equity	179	109	30	117	3
Agricultural	12	2	—	29	—
Commercial and industrial-owner occupied	399	297	75	261	89
Construction, acquisition and development	1,706	128	263	27	4
Commercial	845	189	23	126	66
Credit cards	829	617	319	282	347
All other	1,128	1,212	1,537	1,680	2,054

Total recoveries	7,876	4,139	3,913	4,355	4,860

Net charge-offs	(183,146)	(74,074)	(38,154)	(12,486)	(11,243)

Provision charged to operating expense	204,016	117,324	56,176	22,696	8,577
Other, net	—	—	(426)	6,153	—

Balance, end of period	$196,913	$176,043	$132,793	$115,197	$98,834

Loans and leases, net of unearned income — average	$9,621,529	$9,734,580	$9,429,963	$8,784,940	$7,579,935

Loans and leases, net of unearned income — period end	$9,333,107	$9,775,136	$9,691,277	$9,179,684	$7,871,471

RATIOS
Net charge-offs to average loans and leases	1.90%	0.76%	0.40%	0.14%	0.15%
Provision for credit losses to average loans and leases, net of unearned income	2.12%	1.21%	0.60%	0.26%	0.11%
Allowance for credit losses to loans and leases, net of unearned income	2.11%	1.80%	1.37%	1.25%	1.26%
          The increase in the provision for credit losses in 2010 compared to 2009, as well as the increase in 2009 compared to 2008, was primarily a result of the increased credit risk experienced by the Company, as the length and severity of the recession, as well as the lackluster prevailing economic environment, affected the liquidity of the Company’s borrowers. Increases in net charge-offs during 2010 along with a significant increase in NPLs resulted in a provision for credit losses of $204.0 million in 2010 compared to a provision of $117.3 million in 2009. Net charge-offs as a percentage of average loans and leases increased in 2010 when compared to 2009 and in 2009 when compared to 2008, primarily as a result of the Company experiencing increased losses within the real estate construction, acquisition and development segment of the Company’s loan portfolio and in its consumer mortgage portfolio. These portfolios experienced increased losses primarily because of the weakened financial condition of the corresponding borrowers and guarantors. These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent. Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan. This process resulted in an increased level of charge-offs in 2010 and 2009, with a more pronounced increase in 2010. The increased level of charge-offs caused the ratio of the allowance for credit losses to charge-offs to decline below historic levels. As of December 31, 2010, 79% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of December 31, 2010. This resulted in impaired loans having an aggregate net book value of 67% of their contractual principal balance at December 31, 2010. As of December 31, 2009, 89% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of December 31, 2009. This result in impaired loans having an aggregate net book value of 65% of their contractual principal balance at December 31, 2009.
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

	2010		2009		2008
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & industrial	$22,479	16.0%	$21,154	15.1%	$19,150	14.7%
Real estate
Consumer mortgages	37,347	21.1	37,048	20.5	31,158	21.5
Home equity	7,305	5.8	7,218	5.6	5,689	5.3
Agricultural	4,997	2.7	4,192	2.7	3,167	2.4
Commercial and industrial-owner occupied	20,403	14.2	22,989	14.7	17,982	15.0
Construction, acquisition and development	57,241	12.3	46,193	14.9	29,771	17.4
Commercial	33,439	19.4	26,694	18.4	17,899	16.1
Credit cards	4,126	1.1	3,481	1.1	1,572	1.0
All other	9,576	7.4	7,074	7.0	6,405	6.6

Total	$196,913	100.0%	$176,043	100.0%	$132,793	100.0%

	2007		2006
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial & industrial	$17,764	15.0%	$14,257	14.4%
Real estate
Consumer mortgages	28,632	23.0	30,399	29.8
Home equity	4,401	4.5	3,562	4.2
Agricultural	2,368	1.9	2,778	2.7
Commercial and industrial-owner occupied	18,194	15.8	17,463	17.0
Construction, acquisition and development	19,903	18.1	9,372	11.1
Commercial	14,564	12.9	13,704	13.6
Credit cards	3,111	1.1	2,917	1.2
All other	6,260	7.7	4,382	6.0

Total	$115,197	100.0%	$98,834	100.0%

Noninterest Revenue
     The components of noninterest revenue for the years ended December 31, 2010, 2009 and 2008 and the percentage change between such years are shown in the following table:

	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount
		(Dollars in thousands)
Mortgage lending	$29,745	(7.7)%	$32,225	1,401.6%	$2,146
Credit card, debit card and merchant fees	37,663	10.0	34,244	1.5	33,743
Service charges	70,690	(3.0)	72,864	(5.5)	77,091
Trust income	11,149	15.0	9,698	3.9	9,330
Securities (losses) gains, net	2,569	NM	(55)	(99.1)	(5,849)
Insurance commissions	82,172	1.5	80,937	(6.6)	86,661
Annuity fees	2,474	(33.5)	3,721	(41.5)	6,363
Brokerage commissions and fees	5,512	14.8	4,803	(11.6)	5,434
Bank-owned life insurance	7,737	(10.2)	8,614	17.4	7,338
Other miscellaneous income	14,433	(48.9)	28,225	20.9	23,350

Total noninterest revenue	$264,144	(4.0)%	$275,276	12.1%	$245,607

NM	= not meaningful
          The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities — origination and sale of new mortgage loans and servicing mortgage loans. Since the Company does not hedge the change in fair value of its MSRs, mortgage revenue can be significantly affected by changes in the valuation of MSRs in changing interest rate environments. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold. The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860. For more information about the Company’s treatment of MSRs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Mortgage Servicing Rights” of this Report.

          In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. During 2010, eleven mortgage loans totaling $1.6 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests. Losses of approximately $314,000 were recognized related to these repurchased and make whole loans.
          At December 31, 2010, the Company had reserved approximately $880,000 for potential losses from representation and warranty obligations. The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
          Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively. A mortgage loan foreclosure committee of the Bank reviews all delinquent loans before beginning the foreclosure process. All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
          Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Mortgage loan origination volumes of $1.4 billion, $1.5 billion and $963.0 million produced origination revenue of $28.6 million, $25.7 million and $8.1 million for 2010, 2009 and 2008, respectively. While volume decreased slightly in 2010 compared to 2009, better pricing and delivery execution resulted in an increase of 11.2% in mortgage lending revenue. Significantly increased volume and better pricing and delivery execution during 2009 when compared to 2008 contributed to higher mortgage lending revenue during 2009.
          Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans. Revenue from the servicing of loans was $11.9 million, $10.8 million and $9.7 million for 2010, 2009 and 2008, respectively. Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio. Decreases in value from principal payments, prepayments and payoffs were $6.8 million, $6.7 million and $5.2 million for 2010, 2009 and 2008. The Company continued to see a large number of refinancing in 2010 because of the low interest rate environment. The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments. Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $4.0 million in 2010, increased $2.4 million in 2009 and decreased $10.5 million in 2008, respectively.
          The following table presents the Company’s mortgage lending operations for 2010, 2009 and 2008:

	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$28,635	11.2%	$25,746	216.0%	$8,148
Servicing	11,920	10.5	10,783	10.8	9,734
Payoffs/Paydowns	(6,781)	(1.1)	(6,706)	(28.0)	(5,239)

Total	33,774	13.2	29,823	135.9	12,643
Market value adjustment	(4,029)	NM	2,402	NM	(10,497)

Mortgage lending revenue	$29,745	(7.7)	$32,225	1,401.6	$2,146

	(Dollars in millions)
Origination volume	$1,440	(6.6)	$1,542	60.1	$963

Mortgage loans serviced at year-end	$3,871	11.6	$3,469	13.1	$3,068

NM	=not meaningful
          Credit card, debit card and merchant fees increased in 2010 when compared to 2009 as a result of an increase in the number and monetary volume of items processed but remained relatively stable in 2009 when compared to 2008. If the Durbin debit interchange amendment in the Dodd-Frank Act is implemented on July 21, 2011 by the Federal Reserve as currently stated, the Company estimates that debit card revenue would be reduced in 2011 by approximately $10.2 million and would be reduced in 2012 by more than $20.0 million. Service charges on deposit accounts, which include insufficient fund fees, decreased in 2010 when compared to 2009 and in 2009 when compared to 2008 as a result of a lower volume of items processed. Recent changes in banking regulations, and in particular the Federal Reserve’s new rules pertaining to certain overdraft payments on consumer accounts, are estimated to decrease service charge revenue by $9.0 million in 2011. The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers. Trust income increased in 2010 when compared to 2009 primarily as a result of increases in the value of assets under management or in custody as revenue is earned on assets under management.
          Net securities gains of $2.6 million were recorded in 2010, while net securities losses of approximately $55,000 and $5.8 million were recorded in 2009 and 2008, respectively. These amounts reflected the sales and calls of securities from the available-for-sale portfolio and held-to-maturity portfolio. Any sales of held-to-maturity securities occurred within three months of maturity and were so near maturity that management believed changes in interest rates would not have a significant impact on fair value. The security activity included other-than-temporary impairment charges of $2.1 million, approximately $250,000 and $8.6 million for 2010, 2009 and 2008, respectively. The other-than-temporary impairment charges related to the Company’s investment in pooled trust preferred securities. The fair value of these securities was negatively impacted by prevailing market conditions. Subsequent to the other-than-temporary charges in 2010, 2009 and 2008, the pooled trust preferred securities had no remaining book value.
          Insurance commissions remained relatively stable in 2010 compared to 2009 but decreased in 2009 when compared to 2008 with the decrease primarily attributable to lower insurance premiums resulting in reduced commissions paid by the underwriters. Annuity fees decreased in 2010 and 2009 as a result of the prevailing interest rate environment.
          Brokerage commissions and fees increased in 2010 because activity increased during the first six months of 2010 as the financial markets recovered somewhat and decreased in 2009 as a result of the lower volume of transactions and the reduction in market values coupled with a customer shift from equity into fixed income investments which have a lower commission scale. Bank-owned life insurance revenue decreased in 2010 compared to 2009 and increased in 2009 compared to 2008 as a result of the Company recording life insurance proceeds of $1.4 million net of cash surrender value during 2009.
          Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items. Other miscellaneous income decreased in 2010 compared to 2009 and increased in 2009 compared to 2008 as other miscellaneous income in 2009 included various non-recurring items. The 2009 other miscellaneous income non-recurring items included interest on tax refunds of $2.8 million, a gain of $3.7 million from the sale of the Company’s remaining student loans as the Company is no longer originating and selling student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss. Other miscellaneous income for 2008 included some non-recurring items such as a gain of $2.8 million related to the sale of shares of Visa Inc. common stock in connection with its initial public offering, a gain of approximately $704,000 from the sale of student loans and a gain of $2.6 million related to the sale of shares of MasterCard, Inc. common stock. The Company owned 103,193 shares of Visa Inc. class B common stock at December 31, 2010.
Noninterest Expense
     The components of noninterest expense for the years ended December 31, 2010, 2009 and 2008 and the percentage change between years are shown in the following table:

	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$271,688	(2.5)%	$278,734	2.6%	$271,556
Occupancy, net	43,008	2.1	42,108	5.7	39,846
Equipment	22,598	(3.9)	23,508	(6.8)	25,211
Deposit insurance assessments	19,259	(2.1)	19,672	589.8	2,852
Advertising	5,354	(16.0)	6,377	(16.5)	7,640
Foreclosed property expense	18,355	35.0	13,599	175.5	4,936
Telecommunications	9,466	6.9	8,854	2.1	8,672
Public relations	6,088	3.2	5,900	(9.0)	6,483
Data Processing	6,068	(1.7)	6,175	13.0	5,467
Computer software	7,334	1.0	7,260	2.5	7,082
Amortization of intangibles	3,909	(21.1)	4,957	(16.4)	5,927
Legal fees	6,240	5.2	5,932	15.3	5,147
Postage and shipping	5,044	2.1	4,939	(6.7)	5,293
Other miscellaneous expense	62,622	1.0	62,002	3.7	59,801

Total noninterest expense	$487,033	(0.6)%	$490,017	7.5%	$455,913

          Salaries and employee benefits decreased slightly in 2010 compared to 2009 primarily because the Company employed fewer people during 2010, combined with a decrease in the amounts accrued under the Company’s incentive plans. Salaries and employee benefits expense increased slightly in 2009 as a result of increases in the cost of employee heath care benefits and pension expenses, as well as costs associated with the hiring of employees to staff the new banking locations added during 2009. Pension plan costs, a component of salaries and employee benefits expense, decreased in 2010 to $3.7 million after increasing in 2009 to $8.1 million from $3.9 million in 2008. Occupancy expense increased in 2010, 2009 and 2008, principally as a result of additional branch offices, bank buildings, insurance agencies and facilities opened during those years.
          Equipment expense decreased in 2010 when compared to 2009 and in 2009 when compared to 2008 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses. The decrease in deposit insurance assessments in 2010 compared to 2009 was primarily a result of the special FDIC assessment during the second quarter of 2009 with no special assessment during 2010, offset somewhat by deposit growth and a slightly higher assessment rate. The Company was assessed a special FDIC assessment of $6.1 million during the second quarter of 2009. This special FDIC assessment, along with increased regular premiums for 2009 and credits used to partially offset 2008 premiums, contributed to the increase in deposit insurance assessments in 2009 compared to 2008.
     Foreclosed property expense increased in 2010 and 2009 as the Company experienced larger losses on the sale and writedown of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment. During 2010, the Company added $129.8 million to other real estate owned through foreclosure. Sales of other real estate owned in 2010 were $45.2 million resulting in a net loss on sale of other real estate owned of $3.8 million. The components of foreclosed property expense for the years ended December 31, 2010, 2009 and 2008 and the percentage change between years are shown in the following table:

	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Loss on sale of other real estate owned	$3,762	20.9%	$3,111	124.3%	$1,387
Writedown of other real estate owned	10,432	35.1	7,720	319.1	1,842
Other foreclosed property expense	4,161	50.3	2,768	62.2	1,707

Total foreclosed property expense	$18,355	35.0%	$13,599	175.5%	$4,936

          While the Company experienced some fluctuations in various other components of other noninterest expense including advertising, telecommunications, legal fees, data processing, amortization of intangibles and legal fees, total other noninterest expense remained relatively consistent when comparing 2010, 2009 and 2008. Included in noninterest expense in 2009 was a $2.4 million in litigation contingencies primarily related to the adverse resolution of a legal matter. Included in noninterest expense in 2008 was a $1.1 million reversal of a portion of the $2.3 million litigation expense reported in 2007 related to the Company’s guarantee of Visa Inc.’s projected obligations for certain litigation matters during the first quarter of 2008, as well as the $1.1 million reversal of a portion of a previously recorded litigation contingency as a result of a favorable court ruling during the second quarter of 2008.
Income Taxes
          The Company recorded an income tax benefit of $8.7 million in 2010 compared to an income tax expense of $30.1 million in 2009 and $53.9 million in 2008. The income tax benefit in 2010 was a result of the decrease in taxable income in 2010 compared to 2009, while tax preference items, such as tax-exempt interest income, remained relatively consistent with prior years. The decrease in the income tax expense in 2009 compared to 2008 was primarily a result of a decrease in the level of pre-tax income, which decreased 35.3% in 2009 compared to 2008.
FINANCIAL CONDITION
          The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses. Earning assets at December 31, 2010 were $12.5 billion, or 91.5% of total assets, compared with $11.9 billion, or 90.7% of total assets, at December 31, 2009.
Loans and Leases
          The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 78.7% of average earning assets during 2010. The Bank’s lending activities include both commercial and consumer loans and leases. Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies. The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner. The Company’s loans and leases are widely diversified by borrower and industry. Loans and leases, net of unearned income, totaled $9.3 billion at December 31, 2010, representing a 4.5% decrease from $9.8 billion at December 31, 2009. The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its east Texas and Louisiana markets.
     The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Commercial and industrial	$1,505,471	$1,484,011	$1,433,690	$1,387,548	$1,136,495
Real estate
Consumer mortgages	1,978,145	2,017,067	2,096,568	2,118,641	2,358,861
Home equity	543,272	550,085	511,480	411,346	332,033
Agricultural	252,292	262,069	234,024	173,575	213,085
Commercial and industrial-owner occupied	1,331,473	1,449,554	1,465,027	1,453,158	1,343,412
Construction, acquisition and development	1,148,161	1,459,503	1,689,719	1,671,359	875,218
Commercial	1,816,951	1,806,766	1,568,956	1,192,353	1,082,882
Credit cards	106,345	108,086	93,650	104,037	98,249
All other	694,241	685,845	647,753	715,478	477,288

Total gross loans and leases	$9,376,351	$9,822,986	$9,740,867	$9,227,495	$7,917,523

          The following table shows the Company’s net loans and leases by collateral type as of December 31, 2010 by geographical location:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$78,249	$194,324	$310,101	$88,494	$120,206	$273,747	$426,062	$1,491,183
Real estate
Consumer mortgages	123,313	275,873	785,321	66,829	259,717	388,085	79,007	1,978,145
Home equity	68,188	44,804	179,074	32,818	155,975	59,962	2,451	543,272
Agricultural	6,742	79,051	75,959	4,176	30,524	50,654	5,186	252,292
Commercial and industrial-owner occupied	121,009	176,297	465,894	69,541	212,835	225,728	60,169	1,331,473
Construction, acquisition and development	129,398	95,620	294,139	100,980	312,743	193,494	21,787	1,148,161
Commercial	211,758	332,504	352,873	267,433	238,543	368,859	44,981	1,816,951
Credit cards**	—	—	—	—	—	—	106,345	106,345
All other	16,875	37,999	76,937	1,284	64,080	27,024	441,086	665,285

Total	$755,532	$1,236,472	$2,540,298	$631,555	$1,394,623	$1,587,553	$1,187,074	$9,333,107

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

**	Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.
          Commercial and Industrial — Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines. Commercial and industrial loans outstanding increased modestly during 2010.
          Real Estate — Consumer Mortgages — Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years. The loans are secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding continued to decline during 2010, as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. The Bank’s exposure to sub-prime mortgages is minimal.
          Real Estate — Home Equity — Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are located in the local market originating and servicing the loan. The Bank has not purchased home equity loans from brokers or other lending institutions.
          Real Estate — Agricultural — Agricultural loans include loans to purchase agricultural land and production lines secured by farm land. Agricultural loans outstanding remained stable during 2010.
          Real Estate — Commercial and Industrial-Owner Occupied — Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Commercial and industrial-owner occupied loans decreased 8.1% during 2010 because of the low loan demands in the markets served by the Company.
          Real Estate — Construction, Acquisition and Development — Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period. Additionally, certain loans are structured with interest only terms. The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular. Sales of finished houses slowed during 2009 and activity remained slow during 2010, which has resulted in lower demand for residential lots and development land. The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company maintained that strategy during 2010. Construction, acquisition and development loans decreased 21.3% in 2010 and 13.6% in 2009.
          The underwriting process for construction, acquisition and development loans with interest reserves is essentially the same as that for a loan without interest reserves and may include analysis of borrower and guarantor financial strength, market demand for the proposed project, experience and success with similar projects, property values, time horizon for project completion and the availability of permanent financing once the project is completed. Construction, acquisition and development loans, with or without interest reserves, are inspected periodically to ensure that the project is on schedule and eligible for requested draws. Inspections may be performed by construction inspectors hired by the Company or by appropriate loan officers and are done periodically to monitor the progress of a particular project. These inspections may also include discussions with project managers and engineers. For performing construction, acquisition and development loans, interest is generally recognized as interest income as it is earned. Non-performing construction, acquisition and development loans are placed on non-accrual status and interest income is not recognized, except in those situations where principal is expected to be received in full. In such situations, interest income is recognized as payment is received.
          At December 31, 2010, the Company had $52.5 million in construction, acquisition and development loans that provided for the use of interest reserves with $3.6 million recognized as interest income during 2010. The amount of loans with interest reserves that were on non-accrual status was $20.1 million at December 31, 2010. Interest income is not being recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status. Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs. The Company’s policy is to allow interest reserves only during the construction phase.
          So that interest capitalization is appropriate, interest reserves are not included for any renewal period after construction is completed or otherwise ceases, requiring borrowers to make interest payments no less than quarterly. Loans for which construction is complete, or has ceased, and where interest payments are not made on a timely basis are considered non-performing and are generally placed in nonaccrual status. Procedures are in place to restrict the structuring of a loan with terms that do not require performance until the end of the loan term, as well as to restrict the advancement of funds to keep a loan from becoming non-performing with any such advancement identified as a troubled debt restructuring (“TDR”).

          On a case-by-case basis, a construction, acquisition and development loan may be extended, renewed or restructured. Loans are sometimes extended for a short period of time (generally 90 days or less) beyond the contractual maturity to facilitate negotiations or allow the borrower to gain other financing or acquire more recent note-related information, such as appraisals or borrower financial statements. These short-term extensions are not ordinarily accounted for as TDRs if the loan and project are performing in accordance with the terms of the loan agreement and/or promissory note. Construction, acquisition and development loans may be renewed when the borrower has satisfied the terms and conditions of the original loan, including payment of interest, and when management believes that the borrower is able to continue to meet the terms of the renewed note during the renewal period. Many loans are structured to mature consistent with the construction or development period or at least annually. If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and analyzed for impairment.
          The Bank’s real estate risk management group is responsible for reviewing and approving the structure and classification of all construction, acquisition and development loan renewals and modifications above a threshold of $500,000. The analysis performed by the real estate risk management group may include the review of updated appraisals, borrower and guarantor financial condition, construction status and proposed loan structure. If the new terms of the loan meet the criteria of a TDR as set out in FASB ASC 310, the loan is identified as such.
          Each construction, acquisition and development loan is underwritten to address: (i) the desirability of the project, its market viability and projected absorption period; (ii) the creditworthiness of the borrower and the guarantor as to liquidity, cash flow and assets available to ensure performance of the loan; (iii) equity contribution to the project; (iv) the developer’s experience and success with similar projects; and (v) the value of the collateral. Each factor must be acceptable under the Company’s lending policy and risk review.
          The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans. Construction, acquisition and development loans were $1.1 billion and $1.5 billion at December 31, 2010 and 2009, respectively. The following table shows the Company’s construction, acquisition and development portfolio by geographical location at December 31, 2010:

	Alabama
Real Estate Construction,	and Florida					Texas and
Acquisition and Development	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other
				(In thousands)
Multi-family construction	$1,906	$—	$15,431	$6,898	$739	$700	$2,318
One-to-four family construction	18,776	16,065	51,510	11,049	59,140	32,787	2,645
Recreation and all other loans	1,140	14,880	17,839	2,211	4,922	6,717	666
Commercial construction	11,577	7,189	49,745	23,098	52,437	23,083	6,428
Commercial acquisition and development	13,044	24,176	55,016	27,453	64,616	62,900	3,453
Residential acquisition and development	82,955	33,310	104,598	30,271	130,889	67,307	6,277

Total	$129,398	$95,620	$294,139	$100,980	$312,743	$193,494	$21,787

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
          Real Estate — Commercial — Commercial loans include loans to finance income-producing commercial and multi-family properties. Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower. The Bank’s exposure to national retail tenants is minimal. The Bank has not purchased commercial real estate loans from brokers or third-party originators. Real estate-commercial loans remained stable during 2010.
          Credit Cards — Credit cards include consumer and business MasterCard and Visa accounts and private label accounts for local merchants. The Bank offers credit cards primarily to its deposit and loan customers. Credit card balances remained stable in 2010.
          All Other — All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans include term loans of up to five years secured by automobiles, boats and recreational vehicles. The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states. All other loan and lease balances remained stable in 2010.
          The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio. The following table shows the maturity distribution of the Bank’s loans and leases, net of unearned income, as of December 31, 2010:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$942,072	$425,964	$123,147
Real estate
Consumer mortgages	489,084	1,238,588	250,473
Home equity	98,015	445,230	27
Agricultural	93,504	126,562	32,226
Commercial and industrial-owner occupied	276,834	831,121	223,518
Construction, acquisition and development	845,936	284,716	17,509
Commercial	333,217	1,302,583	181,151
Credit cards	106,345	—	—
All other	163,409	362,711	139,165

Total loans and leases, net of unearned income	$3,348,416	$5,017,475	$967,216

          The interest rate sensitivity of the Bank’s loan and lease portfolio is important in the management of net interest margin. The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates. The following table shows the interest rate sensitivity of the Bank’s loans and leases net of unearned income due after one year as of December 31, 2010:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio
Due after one year	$3,428,131	$2,556,560

          NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings. The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. The Bank’s NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties. The Bank’s NPAs, which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans and leases	$347,499	$144,013	$28,168	$9,789	$6,603
Loans 90 days or more past due, still accruing	8,500	36,301	33,373	18,671	15,282
Restructured loans and leases, but accruing	38,376	6,161	2,472	721	1,571

Total NPLs	394,375	186,475	64,013	29,181	23,456

Other real estate owned	133,412	59,265	46,317	24,281	10,463

Total NPAs	$527,787	$245,740	$110,330	$53,462	$33,919

NPLs to net loans and leases	4.23%	1.91%	0.66%	0.32%	0.30%
NPAs to net loans and leases	5.65%	2.51%	1.14%	0.58%	0.43%
          NPAs increased significantly in 2010 compared to 2009 and in 2009 compared to 2008. Specifically, NPLs increased 111.5% in 2010 compared to 2009 after increasing 191.3% in 2009 compared to 2008 and other real estate owned increased 125.1% in 2010 compared to 2009 after only increasing 28.0% in 2009 compared to 2008. Included in NPLs at December 31, 2010 were $273.4 million of loans that were impaired. These impaired loans had a specific reserve of $40.7 million included in the allowance for credit losses of $196.9 million at December 31, 2010, and were net of $72.0 million in partial charge-downs previously taken on these impaired loans. NPLs at December 31, 2009 included $128.5 million of loans that were impaired and had a specific reserve of $22.7 million included in the allowance for credit losses of $176.0 million at December 31, 2009. The significant increase from 2009 to 2010 in restructured loans and leases still accruing reflects the increase in loans which meet the criteria for disclosure as TDRs because payment terms or pricing had been modified by the Company or by orders under bankruptcy proceedings but which demonstrated sufficient performance or collateral to support the remaining principal and accrued interest.
          The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at December 31 for the years indicated:

	December 31,
	2010	2009
	(Dollars in thousands)
Unpaid principal balance of impaired loans	$345,377	$161,631
Cumulative charge offs on impaired loans	71,972	33,094

Outstanding balance of impaired loans	273,405	128,537

Other non-accrual loans and leases not impaired	74,094	15,476

Total non-accrual loans and leases	$347,499	$144,013

Allowance for impaired loans	40,719	22,747

Nonaccrual loans and leases, net of specific reserves	$306,780	$121,266

Loans and leases 90+ past due, still accruing	8,500	36,301
Restructured loans and leases, still accruing	38,376	6,161

Total non-performing loans and leases	$394,375	$186,475

Allowance for impaired loans	$40,719	$22,747
Allowance for all other loans and leases	156,194	153,296

Total allowance for credit losses	$196,913	$176,043

Outstanding balance of impaired loans	$273,405	$128,537
Allowance for impaired loans	40,719	22,747

Net book value of impaired loans	$232,686	$105,790

Net book value of impaired loans as a % of unpaid principal balance	67%	65%

Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	211%	991%

Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	129%	265%
          The increase in non-accrual loans in 2010 is reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the increase in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during 2010 and certain other borrower specific factors. Of the Bank’s construction, acquisition and development loans, which totaled $1.1 billion at December 31, 2010, $442.1 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi. Residential acquisition and development loans were the largest component of the Bank’s real estate construction, acquisition and development loans and totaled $455.6 million at December 31, 2010 with 46.9% of those loans made by the Bank’s locations in Alabama and Tennessee. These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions. Of the Company’s total NPLs of $394.4 million at December 31, 2010, $177.9 million, or 45%, were loans made within these markets. These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments. Unlike the Bank’s NPL concentrations in Alabama and Tennessee which are being affected by the severe downturn in the housing market, the Missouri markets’ NPLs are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas. Missouri’s NPLs are represented by fewer and larger individual credits in the commercial and industrial and commercial real estate portfolios, some of which are participations with other financial institutions that pre-date our acquisition of The Signature Bank in 2007. The following table presents the Company’s NPLs by geographical location at December 31, 2010:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Alabama and Florida Panhandle	$755,532	$274	$57,412	$8,122	$65,808	8.7%
Arkansas	1,236,472	334	15,171	4,500	20,005	1.6
Mississippi	2,540,298	971	46,756	5,200	52,927	2.1
Missouri	631,555	19	68,341	12,447	80,807	12.8
Tennessee*	1,394,623	679	109,359	2,072	112,110	8.0
Texas and Louisiana	1,587,553	414	24,843	390	25,647	1.6
Other	1,187,074	5,809	25,617	5,645	37,071	3.1

Total	$9,333,107	$8,500	$347,499	$38,376	$394,375	4.2%

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
          The increase in other real estate owned in 2010 reflected the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures. The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
          The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration. Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to remain focused on early identification and resolution of potential credit problems. Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs. Restructured loans of $83.4 million and $72.6 million were included in the non-accrual loan category at December 31, 2010 and 2009, respectively.
          The total amount of interest earned on NPLs was approximately $11.2 million, $4.1 million, $495,000, $385,000 and $114,000 in 2010, 2009, 2008, 2007 and 2006, respectively. The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to approximately $21.7 million, $8.4 million, $1.8 million, $964,000 and $475,000 in 2010, 2009, 2008, 2007 and 2006, respectively.
          Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans the Bank considered impaired, which were included in NPLs, totaled $273.4 million, $128.5 million, $25.5 million, $9.5 million and $9.1 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively, with a valuation allowance of $40.7 million, $22.7 million, $9.1 million, $4.4 million and $4.5 million, respectively.
          At December 31, 2010, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations. The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
          In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as NPLs. Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status. At December 31, 2010, the Bank had $11.0 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
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
          The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2010:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, but		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Commercial and industrial	$1,491,183	$675	$13,075	$2,226	$15,976	1.0%
Real estate
Consumer mortgages	1,978,145	6,521	46,496	3,317	56,334	2.8
Home equity	543,272	173	811	100	1,084	0.2
Agricultural	252,292	123	7,589	651	8,363	3.3
Commercial and industrial-owner occupied	1,331,473	20	20,338	7,682	28,040	2.1
Construction, acquisition and development	1,148,161	197	199,072	2,162	201,431	17.5
Commercial	1,816,951	—	57,766	16,370	74,136	4.1
Credit cards	106,345	330	720	2,960	4,010	3.8
All other	665,285	461	1,632	2,908	5,001	0.8

Total	$9,333,107	$8,500	$347,499	$38,376	$394,375	4.2%

          The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2010:

		90+ Days		Restructured		NPL as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, but		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
			(Dollars in thousands)
Multi-family construction	$27,992	$—	$12,517	$—	$12,517	44.7%
One-to-four family construction	191,972	—	11,319	63	11,382	5.9
Recreation and all other loans	48,375	—	481	—	481	1.0
Commercial construction	173,557	195	34,710	—	34,905	20.1
Commercial acquisition and development	250,658	—	29,658	604	30,262	12.1
Residential acquisition and development	455,607	2	110,387	1,495	111,884	24.6

Total	$1,148,161	$197	$199,072	$2,162	$201,431	17.5%

Securities
          The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits and borrowings. The following tables show the carrying value of the Company’s held-to-maturity and available-for-sale securities by investment category at December 31, 2010, 2009, and 2008:

	December 31,
	2010	2009	2008
		(In thousands)
Held-to-maturity Securities:
U. S. Government agency securities	$1,246,649	$798,660	$1,079,431
Taxable obligations of states and political subdivisions	37,103	20,045	70,337
Tax-exempt obligations of states and political subdivisions	329,267	214,117	183,753

Total	$1,613,019	$1,032,822	$1,333,521

	December 31,
	2010	2009	2008
		(In thousands)
Available-for-sale Securities:
U. S. Government agency securities	$433,158	$512,088	$516,281
Government agency issued residential mortgage-backed securities	503,229	292,418	319,175
Government agency issued commercial mortgage-backed securities	29,994	18,837	18,553
Taxable obligations of states and political subdivisions	38,019	38,188	7,772
Tax-exempt obligations of states and political subdivisions	72,146	72,650	74,767
Collateralized debt obligations	—	2,125	2,375
Other securities	19,516	24,466	43,936

Total	$1,096,062	$960,772	$982,859

          A portion of the Company’s securities portfolio continues to be tax-exempt. Investments in tax-exempt securities totaled $401.4 million at December 31, 2010, compared to $286.8 million at the end of 2009 and $258.5 million at the end of 2008. The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
          At December 31, 2010, the Company’s available-for-sale securities totaled $1.1 billion. These securities, which are subject to possible sale, are recorded at fair value. At December 31, 2010, the Company held no securities whose decline in fair value was considered other than temporary, except for pooled trust preferred securities that incurred an other-than-temporary charge related to credit loss of $2.1 million recorded during 2010, resulting in no remaining book value for these pooled trust preferred securities.
          The following tables show the maturities and weighted average yields at December 31, 2010 for the carrying value of the held-to-maturity and available-for-sale securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Year	Ten Years	Total
		(Dollars in thousands)
Held-to-maturity Securities:
U. S. Government agency securities	$217,842	$958,807	$70,000	$—	$1,246,649
Obligations of states and political subdivisions	34,987	95,827	48,174	187,382	366,370

Total	$252,829	$1,054,634	$118,174	$187,382	$1,613,019

Weighted average yield	5.03%	2.17%	4.41%	6.54%

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Year	Ten Years	Total
		(Dollars in thousands)
Available-for-sale Securities:
U. S. Government agency securities	$115,394	$269,658	$48,106	$—	$433,158
Government agency issued residential mortgage-backed securities	25,654	302,623	80,672	94,280	503,229
Government agency issued commercial mortgage-backed securities	—	3,520	6,897	19,577	29,994
Obligations of states and political subdivisions	5,102	10,383	18,606	76,074	110,165
Other	—	20	—	19,496	19,516

Total	$146,150	$586,204	$154,281	$209,427	$1,096,062

Weighted average yield	4.68%	3.28%	3.65%	5.07%
          The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
          Net unrealized gains on investment securities as of December 31, 2010 totaled $41.4 million. Net unrealized gains on held-to-maturity securities comprised $19.7 million of that total, while net unrealized gains on available-for-sale securities were $21.7 million. Net unrealized gains on investment securities as of December 31, 2009 totaled $75.4 million. Of that total, $45.3 million was attributable to held-to-maturity securities and $30.1 million was attributable to available-for-sale securities.
          The following table shows the held-to-maturity and available-for-sale securities portfolios by credit rating as obtained from Moody’s rating service as of December 31, 2010:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
		(Dollars in thousands)
Available-for-sale Securities:
Aaa	$963,940	89.7%	$985,862	89.95%
Aa1 to Aa3	45,324	4.2%	45,229	4.13%
A1 to A3	1,897	0.2%	1,917	0.17%
Baa1	880	0.1%	881	0.08%
Caa1	66	0.0%	131	0.01%
Not rated (1)	62,243	5.8%	62,042	5.66%

Total	$1,074,350	100.0%	$1,096,062	100.00%

Held-to-maturity Securities:
Aaa	$1,230,548	76.29%	$1,253,477	76.77%
Aa1 to Aa3	129,478	8.03%	129,515	7.93%
A1 to A3	16,472	1.02%	16,357	1.00%
Baa1 to Baa3	5,957	0.37%	6,040	0.37%
Ba1 to Ba3	495	0.03%	529	0.03%
Not rated (1)	230,069	14.26%	226,773	13.89%

Total	$1,613,019	100.00%	$1,632,691	100.00%

(1)	Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.
Other Real Estate Owned
          Other real estate owned was $133.4 million and $59.3 million at December 31, 2010 and 2009, respectively. Other real estate owned at December 31, 2010 had aggregate loan balances at the time of foreclosure of $237.2 million. The following table presents the other real estate owned by geographical location and collateral type at December 31, 2010:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$358	$19	$—	$—	$—	$—	$—	$377
Real estate
Consumer mortgages	7,334	1,068	4,154	1,407	9,534	831	2,892	27,220
Home equity	20	—	67	—	575	—	—	662
Agricultural	—	93	333	—	935	—	—	1,361
Commercial and industrial-owner occupied	294	93	663	78	5,376	—	—	6,504
Construction, acquisition and development	12,241	1,322	14,570	5,387	37,132	41	263	70,956
Commercial	5,511	1,913	2,308	—	11,465	227	903	22,327
All other	—	43	2,024	—	—	—	1,938	4,005

Total	$25,758	$4,551	$24,119	$6,872	$65,017	$1,099	$5,996	$133,412

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.
          Of the $65.0 million other real estate owned located in the Tennessee market, 89.2% was specifically located in the greater Memphis area. Because of the relatively high number of our NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in a further increase in other real estate owned.
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
          The following table presents the Bank’s noninterest bearing, interest bearing, savings and other time deposits for the years ended December 31, 2010, 2009 and 2008 and the percentage change between years:

	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing deposits	$2,060	8.3%	$1,902	9.6%	$1,735
Interest bearing deposits	4,932	14.1	4,324	10.8	3,904
Savings	863	19.0	725	6.9	678
Other time	3,635	(2.5)	3,727	9.8	3,394

Total deposits	$11,490	7.6	$10,678	10.0	$9,711

          The 7.6% increase in deposits in 2010 compared to 2009 has been experienced broadly across all of the Company’s markets and is a result of the expansion of existing customer relationships and some new customer relationships.
          The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2010:

	Year Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Noninterest bearing demand deposits	$1,890,979	—	$1,758,175	—	$1,664,787	—
Interest bearing demand deposits	4,649,235	0.76%	4,051,362	0.99%	3,552,690	1.70%
Savings deposits	784,504	0.46%	712,740	0.52%	712,330	0.74%
Other time deposits	3,782,727	2.22%	3,633,453	2.79%	3,874,192	3.84%

Total deposits	$11,107,445		$10,155,730		$9,803,999

     The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2010 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$275,076
Over three months through six months	244,467
Over six months through 12 months	607,004
Over 12 months	633,980

Total	$1,760,527

          The average maturity of time deposits at December 31, 2010 was approximately 14 months, virtually unchanged from December 31, 2009.
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
          To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase. All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides access to short-term and long-term borrowings and also has access to the Federal Reserve discount window and other bank lines. The Company had short-term advances from the FHLB totaling $2.7 million and $203.5 million at December 31, 2010 and 2009, respectively. The Company had federal funds purchased and securities sold under agreement to repurchase of $440.6 million and $539.9 million at December 31, 2010 and 2009, respectively. The Company had long-term advances totaling $110.0 million and $112.8 million at December 31, 2010 and 2009, respectively. The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2010.
          The Company also had non-binding federal funds borrowing arrangements with other banks aggregating $1.2 billion at December 31, 2010. Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company. Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio. The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets. Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by the current economic conditions. The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.
Off-Balance Sheet Arrangements
          In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2010, commitments to extend credit included $171.9 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements. While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $70.1 million at December 31, 2010, with a carrying value and fair value reflecting a gain of approximately $639,000, which has been recognized in the Company’s results of operations. Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates. As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans. At December 31, 2010, the Company had $151.3 million in such commitments to sell, with a carrying value and fair value reflecting a gain of $2.5 million, which has been recognized in the Company’s results of operations. The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.
Regulatory Requirements for Capital
          The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System. These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets. Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively. The Company exceeded the required minimum levels for these ratios at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,070,744	10.61%	$1,143,019	11.17%
Total capital (to risk-weighted assets)	1,197,626	11.87	1,271,634	12.42
Tier I leverage capital (to average assets)	1,070,744	8.07	1,143,019	8.95
          The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.” For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively. The Bank met the criteria for the “well capitalized” category at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,040,714	10.32%	$1,119,612	10.95%
Total capital (to risk-weighted assets)	1,167,596	11.58	1,248,227	12.21
Tier I leverage capital (to average assets)	1,040,714	7.87	1,119,612	8.79
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
          On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 to April 30, 2009. The original expiration date for this stock repurchase program has been extended until April 30, 2011. The extent and timing of any repurchases will depend on market conditions and other corporate considerations. Repurchased shares will be held as authorized but unissued shares. These authorized but unissued shares will be available for use in connection with the Company’s stock option plans, other compensation programs, other transactions or for other corporate purposes as determined by the Company’s Board of Directors. At December 31, 2010, 460,700 shares had been repurchased under this program but the Company has not repurchased any shares of its common stock since March 2008. The Company will continue to evaluate additional share repurchases under this repurchase program and will evaluate whether to adopt a new stock repurchase program before the current program expires. The Company conducts its stock repurchase program by using funds received in the ordinary course of business. The Company has not experienced, and does not expect to experience, a material adverse effect on its capital resources or liquidity in connection with its stock repurchase program.
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
          The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation and assumed $3.1 million in Junior Subordinated Debt Securities and the related $3.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Premier Bancorp, Inc. The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp. The Junior Subordinated Debt Securities and the related trust preferred securities assumed from Premier Bancorp, Inc. were redeemed on November 7, 2007 (see Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report). After the redemption, the Company’s remaining aggregate $30.5 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.
Contractual Obligations
          The Company has contractual obligations to make future payments on debt and lease agreements. See Notes 10, 11, 12 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations. The following table summarizes the Company’s contractual obligations at December 31, 2010:

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)
Contractual obligations:
Deposit maturities	$11,490,021	$10,239,725	$774,412	$474,645	$1,239
Junior subordinated debt	160,312	—	—	—	160,312
Long-term FHLB borrowings	110,000	—	51,500	3,500	55,000
Short-term FHLB and other borrowings	2,826	2,745	36	36	9
Operating lease obligations	24,944	5,718	9,461	4,054	5,711
Purchase obligations	50,194	24,763	21,504	3,027	900

Total contractual obligations	$11,838,297	$10,272,951	$856,913	$485,262	$223,171

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
          In November 2010, the Company was informed that the Atlanta Regional Office of the Securities and Exchange Commission had issued an Order of Investigation related to the Company’s delay in filing its Annual Report on Form 10-K for year ended December 31, 2009 and related matters. The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
          On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
          Otherwise, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these lawsuits should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management of the Company cannot make assurances that the Company will prevail in any of these actions, nor can it reasonably estimate the amount of damages that the Company might incur.
          The Bank, as a member of Visa Inc., is obligated to share in certain liabilities associated with Visa Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of the previously established litigation expense reserve was reversed and recorded as a reduction of litigation expense as a result of Visa Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid. During the second quarter of 2008, an additional $1.1 million of the reserve was reversed as a result of a favorable court ruling. During the fourth quarter of 2009, the Company reported $2.6 million in litigation contingencies primarily related to the adverse resolution of a legal matter.
Recent Pronouncements
          Effective September 30, 2009, the Company adopted the new FASB Accounting Standards Codification (“Codification”). The Codification became the primary source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change or alter existing U.S. GAAP and the adoption of the Codification has had no impact on the financial position or results of operations of the Company. The Company plans to leave out specific references to the codification in an effort to simplify the financial statements.
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
          In April 2009, the Company adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairment which amends existing guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The new accounting standard did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The new accounting standard specifies that a debt security is considered other-than-temporarily impaired when an entity’s management intends to sell the security or that it is more-likely-than not that the entity will be required to sell the security prior to recovery of its cost basis. The guidance requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. There was no initial effect of adoption of this new accounting standard regarding recognition and presentation of other-than-temporary impairment on the financial position or results of operations of the Company because all previously taken impairment was deemed to be credit related.
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
          In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010. This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses impacts disclosures only and will not have an impact on the financial position or results of operations of the Company.
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
          The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2010. The expected maturity categories take into account repricing opportunities as well as contractual maturities. For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors. The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity. The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
	(Dollars in thousands)
Rate-sensitive assets:
Fixed interest rate loans and leases	$1,825,191	$748,686	$1,071,771	$748,906	$586,177	$165,604	$5,146,335	$5,197,291
Average interest rate	5.73%	6.32%	5.96%	5.85%	5.88%	6.46%	5.92%
Variable interest rate loans and leases	$3,858,191	$67,301	97,419	49,220	35,441	172,897	$4,280,469	$4,280,798
Average interest rate	4.26%	5.54%	5.76	4.98	5.39	5.47	4.38%
Fixed interest rate securities	$400,077	$228,738	$462,081	$495,022	$110,093	$1,013,070	$2,709,081	$2,728,753
Average interest rate	4.42%	3.90%	2.48%	1.95%	3.82%	4.07%	4.44%
Other interest bearing assets	$322,170	—	—	—	—	—	$322,170	$322,170
Average interest rate	0.32%	—	—	—	—	—	0.32%

Mortgage servicing rights (1)	—	—	—	—	—	—	$38,642	$38,642

Rate-sensitive liabilities:
Savings and interest bearing checking	$5,794,552	—	—	—	—	—	$5,794,552	$5,794,552
Average interest rate	0.53%	—	—	—	—	—	0.53%
Fixed interest rate time deposits	$2,385,028	$604,047	$170,365	$261,966	$212,679	$1,239	$3,635,324	$3,677,796
Average interest rate	1.63%	2.91%	3.35%	3.53%	3.74%	6.21%	2.07%
Fixed interest rate borrowings	$1	$1,500	$50,000	$—	$3,579	$215,312	$270,392	$286,993
Average interest rate	8.00	4.71%	5.95%	0.00%	4.92	7.24%	6.96%
Variable interest rate borrowings	$389,527	$53,792	—	—	—	—	$443,319	$443,081
Average interest rate	0.26%	0.13%	—	—	—	—	0.25%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single family mortgage loans	$70,070	—	—	—	—	—	$70,070	$70,070
Average interest rate	4.59%	—	—	—	—	—	4.59%
Forward contracts to sell individual fixed rate mortgage loans	$151,306	—	—	—	—	—	$151,306	$151,306
Average interest rate	3.88%	—	—	—	—	—	3.88%
Interest rate swap position to receive	$514,802	—	—	—	—	—	$514,802	$38,347
Average interest rate	2.55%	—	—	—	—	—	2.55%
Interest rate swap position to pay	$514,802	—	—	—	—	—	$514,802	$(38,800)
Average interest rate	6.06%	—	—	—	—	—	6.06%

(1)	Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.
     For additional information about the Company’s market risk and its strategies for minimizing this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Interest Rate Sensitivity” and “— Interest Rate Risk Management” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Securities.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SELECTED QUARTERLY FINANCIAL DATA
Summary of Quarterly Results

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
2010
Interest revenue	$148,658	$146,162	$144,885	$143,057
Net interest revenue	111,882	109,329	109,678	110,253
Provision for credit losses	43,519	62,354	54,850	43,293
Income (loss) before income taxes	11,212	(15,955)	1,493	17,488
Income tax expense (benefit)	2,816	(3,395)	(9,767)	1,641
Net income (loss)	8,396	(12,560)	11,260	15,847
Earnings (loss) per share: Basic	0.10	(0.15)	0.13	0.19
Diluted	0.10	(0.15)	0.13	0.19
Dividends per share	0.22	0.22	0.22	0.22
2009
Interest revenue	$155,618	$154,313	$153,487	$151,996
Net interest revenue	109,876	110,940	111,736	112,347
Provision for credit losses	14,945	17,594	22,514	62,271
Income (loss) before income taxes	42,771	49,818	29,025	(8,780)
Income tax expense (benefit)	13,294	15,951	7,494	(6,634)
Net income (loss)	29,477	33,867	21,531	(2,146)
Earnings (loss) per share: Basic	0.35	0.41	0.26	(0.03)
Diluted	0.35	0.41	0.26	(0.03)
Dividends per share	0.22	0.22	0.22	0.22

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
          Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
          As a result of management’s evaluation of the Company’s internal control over financial reporting, management identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses. The material weakness resulted from ineffective controls to timely recognize the impact of changes in credit quality on the grading of loans in the determination of the allowance for credit losses. As a result of the material weakness, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.
          The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on pages 64-65 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
BancorpSouth, Inc.:
          We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the determination of the allowance for credit losses has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2010. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated February 28, 2011, which expressed an unqualified opinion on those consolidated financial statements.

          In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, BancorpSouth, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Memphis, Tennessee
February 28, 2011

Report Of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
BancorpSouth, Inc.:
          We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Memphis, Tennessee
February 28, 2011

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31,
	2010	2009
	(In thousands)
Assets
Cash and due from banks	$99,916	$222,741
Interest bearing deposits with other banks	172,170	15,704
Held-to-maturity securities (fair value of $1,632,691 and $1,078,075, respectively)	1,613,019	1,032,822
Available-for-sale securities (amortized cost of $1,074,350 and $930,676, respectively)	1,096,062	960,772
Federal funds sold and securities purchased under agreement to resell	150,000	75,000
Loans and leases	9,376,351	9,822,986
Less: Unearned income	43,244	47,850
Allowance for credit losses	196,913	176,043

Net loans and leases	9,136,194	9,599,093
Loans held for sale	93,697	80,343
Premises and equipment, net	332,890	343,877
Accrued interest receivable	61,025	68,651
Goodwill	270,097	270,097
Bank-owned life insurance	194,064	187,770
Other real estate owned	133,412	59,265
Other assets	262,464	251,732

Total Assets	$13,615,010	$13,167,867

Liabilities and Shareholders’ Equity
Deposits:
Demand:
Noninterest bearing	$2,060,145	$1,901,663
Interest bearing	4,931,518	4,323,646
Savings	863,034	725,192
Other time	3,635,324	3,727,201

Total deposits	11,490,021	10,677,702
Federal funds purchased and securities sold under agreement to repurchase	440,593	539,870
Short-term Federal Home Loan Bank borrowings and other short-term borrowings	2,727	203,500
Accrued interest payable	14,336	19,588
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	110,000	112,771
Other liabilities	174,777	177,828

Total Liabilities	12,392,766	11,891,571

Shareholders’ Equity
Common stock, $2.50 par value
Authorized - 500,000,000 shares; Issued - 83,481,737 and 83,450,296 shares, respectively	208,704	208,626
Capital surplus	224,976	222,547
Accumulated other comprehensive loss	(14,453)	(8,409)
Retained earnings	803,017	853,532

Total Shareholders’ Equity	1,222,244	1,276,296

Commitments and contingencies
Total Liabilities and Shareholders’ Equity	$13,615,010	$13,167,867

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Interest Revenue
Loans and leases	$496,782	$517,013	$589,965
Deposits with other banks	355	131	684
Federal funds sold and securities purchased under agreement to resell	606	74	288
Held-to-maturity securities:
Taxable	36,278	46,957	58,679
Tax-exempt	10,409	8,852	8,112
Available-for-sale securities:
Taxable	32,033	35,026	35,813
Tax-exempt	3,275	3,396	4,205
Loans held for sale	3,024	3,965	7,667

Total interest revenue	582,762	615,414	705,413

Interest Expense
Deposits:
Interest bearing demand	35,187	40,047	60,333
Savings	3,576	3,700	5,280
Other time	83,999	101,308	148,591
Federal funds purchased and securities sold under agreement to repurchase	841	1,629	14,999
FHLB borrowings	6,545	11,597	22,458
Junior subordinated debt	11,461	11,630	12,469
Other	11	604	447

Total interest expense	141,620	170,515	264,577

Net interest revenue	441,142	444,899	440,836
Provision for credit losses	204,016	117,324	56,176

Net interest revenue, after provision for credit losses	237,126	327,575	384,660

Noninterest Revenue
Mortgage lending	29,745	32,225	2,146
Credit card, debit card and merchant fees	37,663	34,244	33,743
Service charges	70,690	72,864	77,091
Trust income	11,149	9,698	9,330
Securities gains (losses), net	2,569	(55)	(5,849)
Insurance commissions	82,172	80,937	86,661
Other	30,156	45,363	42,485

Total noninterest revenue	264,144	275,276	245,607

Noninterest Expense
Salaries and employee benefits	271,688	278,734	271,556
Occupancy, net of rental income	43,008	42,108	39,846
Equipment	22,598	23,508	25,211
Deposit insurance assessments	19,259	19,672	2,852
Other	130,480	125,995	116,448

Total noninterest expense	487,033	490,017	455,913

Income before income taxes	14,237	112,834	174,354
Income tax (benefit) expense	(8,705)	30,105	53,943

Net Income	$22,942	$82,729	$120,411

Net Income Per Share: Basic	$0.28	$0.99	$1.46

Diluted	$0.27	$0.99	$1.45

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2010, 2009 and 2008

				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2007	82,299,297	$205,748	$198,620	$(7,214)	$799,472	$1,196,626
Net income	—	—	—	—	120,411	120,411
Change in fair value of available-for-sale securities, net of tax effect of $3,928	—	—	—	6,361	—	6,361
Change in pension funding status, net of tax effect of ($16,132)	—	—	—	(26,043)	—	(26,043)

Comprehensive income						100,729
Business combinations	13,717	34	260	—	—	294
Exercise of stock options	802,978	2,007	13,646	—	—	15,653
Income tax benefit from exercise of stock options	—	—	2,269	—	—	2,269
Recognition of stock compensation	4,108	11	460	—	—	471
Purchase of stock	(15,000)	(37)	—	—	(289)	(326)
Adjustment to reflect the change in accounting for split dollar life insurance (EITF 06-4)	—	—	—	—	(3,573)	(3,573)
Cash dividends declared, $0.87 per share	—	—	—	—	(71,883)	(71,883)

Balance, December 31, 2008	83,105,100	207,763	215,255	(26,896)	844,138	1,240,260
Net income	—	—	—	—	82,729	82,729
Change in fair value of available-for-sale securities, net of tax effect of $4,389	—	—	—	7,057	—	7,057
Change in pension funding status, net of tax effect of $7,080	—	—	—	11,430	—	11,430

Comprehensive income						101,216
Exercise of stock options	341,089	853	5,467	—	—	6,320
Income tax benefit from exercise of stock options	—	—	500	—	—	500
Recognition of stock compensation	4,107	10	1,325	—	—	1,335
Cash dividends declared, $0.88 per share	—	—	—	—	(73,335)	(73,335)

Balance, December 31, 2009	83,450,296	208,626	222,547	(8,409)	853,532	1,276,296
Net income	—	—	—	—	22,942	22,942
Change in fair value of available-for-sale securities, net of tax effect of ($3,219)	—	—	—	(5,165)	—	(5,165)
Change in pension funding status, net of tax effect of ($544)	—	—	—	(879)	—	(879)

Comprehensive income						16,898
Exercise of stock options	26,441	65	355	—	—	420
Income tax benefit from exercise of stock options	—	—	44	—	—	44
Recognition of stock compensation	5,000	13	2,030	—	—	2,043
Cash dividends declared, $0.88 per share	—	—	—	—	(73,457)	(73,457)

Balance, December 31, 2010	83,481,737	$208,704	$224,976	$(14,453)	$803,017	$1,222,244

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating Activities:
Net income	$22,942	$82,729	$120,411
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	204,016	117,324	56,176
Depreciation and amortization	29,763	30,797	29,752
Deferred taxes	(16,050)	(9,358)	(1,735)
Amortization of intangibles	3,909	4,957	5,927
Amortization of debt securities premium and discount, net	5,111	5,561	1,150
Share-based compensation expense	2,043	1,335	471
Security (gains) losses, net	(2,569)	55	5,849
Net deferred loan origination expense	(8,948)	(9,813)	(8,839)
Excess tax benefit from exercise of stock options	(44)	(500)	(2,269)
Decrease in interest receivable	7,626	10,532	16,844
Decrease in interest payable	(5,252)	(1,167)	(16,991)
Realized gain on student loans sold	—	(3,690)	(704)
Proceeds from student loans sold	—	159,543	33,852
Origination of student loans held for sale	—	(33,407)	(90,088)
Realized gain on mortgages sold	(35,087)	(25,089)	(11,227)
Proceeds from mortgages sold	1,462,230	1,565,435	969,245
Origination of mortgages held for sale	(1,440,206)	(1,542,029)	(962,968)
Increase in bank-owned life insurance	(6,293)	(5,499)	(7,170)
Decrease (increase) in prepaid pension asset	1,596	(51,322)	28,981
Decrease (increase) in prepaid deposit insurance assessments	17,299	(49,625)	1,444
Other, net	(18,088)	33,256	(44,472)

Net cash provided by operating activities	223,998	280,025	123,639

Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	600,231	399,302	612,809
Proceeds from calls and maturities of available-for-sale securities	161,654	133,688	274,444
Proceeds from sales of held-to-maturity securities	—	—	30,145
Proceeds from sales of available-for-sale securities	136,769	—	827,310
Purchases of held-to-maturity securities	(1,180,677)	(99,282)	(350,973)
Purchases of available-for-sale securities	(444,321)	(105,027)	(1,078,531)
Net increase in short-term investments	(75,000)	—	—
Net decrease (increase) in loans and leases	193,684	(160,968)	(567,296)
Purchases of premises and equipment	(19,609)	(25,296)	(64,881)
Proceeds from sale of premises and equipment	486	3,399	2,857
Acquisition of businesses, net of cash acquired	—	(1,130)	(10,607)
Other, net	(68)	(65)	(900)

Net cash (used in) provided by investing activities	(626,851)	144,621	(325,623)

Financing Activities:
Net increase (decrease) in deposits	812,319	965,830	(352,227)
Net (decrease) increase in short-term debt and other liabilities	(302,799)	(1,420,072)	377,614
Advances of long-term debt	—	30,000	200,000
Repayment of long-term debt	(33)	(41)	(155)
Issuance of common stock	420	6,320	15,653
Repurchase of common stock	—	—	(326)
Excess tax benefit from exercise of stock options	44	500	2,269
Payment of cash dividends	(73,457)	(73,335)	(71,883)

Net cash provided by (used in) financing activities	436,494	(490,798)	170,945

Increase (decrease) in Cash and Cash Equivalents	33,641	(66,152)	(31,039)
Cash and Cash Equivalents at Beginning of Year	238,445	304,597	335,636

Cash and Cash Equivalents at End of Year	$272,086	$238,445	$304,597

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2010, 2009 and 2008
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
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash Flow Statements
          Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks. The Company paid interest of $146.9 million, $171.7 million and $281.6 million and income taxes of $1.9 million, $8.7 million and $44.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Fair value of assets acquired during 2008 as a result of business combinations totaled $26.2 million, while liabilities assumed totaled $10.9 million.
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
          Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, and whether the Company would be required to sell the securities before a full recovery of costs in order to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the impairment is separated into (a) the amount of the impairment related to the credit loss and (b) the amount of the impairment related to all other factors. The value of the security is reduced by the other-than-temporary impairment with the amount of the impairment related to credit loss recognized as a charge to earnings and the amount of the impairment related to all other factors recognized in other comprehensive income.
Securities Purchased and Sold Under Agreements to Resell or Repurchase
          Securities purchased under agreements to resell are accounted for as short-term investments and securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The securities pledged as collateral are generally U.S. government and federal agency securities.

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
          Loans of $200,000 or more that become 60 or more days past due are identified for review by the Impairment Committee, which decides whether an impairment exists and to what extent a specific allowance for loss should be made. Loans that do not meet these requirements may also be identified by management for impairment review. Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition. Each such loan is individually evaluated for impairment. The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral. In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal. In these instances, such information is used in determining the impairment recorded for the loan. As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral. The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310. Loans identified for impairment are placed in non-accrual status.
          The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment. A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral. In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received. This estimate can be used to determine the extent of the impairment on the loan. After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis. Management performs a review of the pertinent facts and circumstances of each impaired loan on a monthly basis. As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets. Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
          At December 31, 2010, impaired loans totaled $273.4 million, which was net of cumulative charge-offs of $72.0 million. Additionally, the Company had specific reserves of $40.7 million included in the allowance for credit losses. Impaired loans at December 31, 2010 were primarily from the Company’s consumer real estate or residential construction, acquisition and development real estate portfolios. The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan. As part of the impairment review process, appraisals are used to determine the property values. The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period. If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered. In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received. After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made. Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property. A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
          When a guarantor is relied upon as a source of repayment, the Company analyzes the strength of the guaranty. This analysis varies based on circumstances, but may include a review of the guarantor’s personal and business financial statements and credit history, a review of the guarantor’s tax returns and the preparation of a cash flow analysis of the guarantor. Management will continue to update its analysis on individual guarantors as circumstances change. Because of the continued weakness in the economy, subsequent analyses may result in the identification of the inability of some guarantors to perform under the agreed upon terms.
          The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. Once placed in non-accrual status, all accrued but uncollected interest related to the current fiscal year is reversed against the appropriate interest and fee income on loans and leases account with any accrued but uncollected interest related to prior fiscal years reversed against the allowance for credit losses account.
          In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty. Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower. During 2010, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.
Provision and Allowance for Credit Losses
          The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases. The Bank’s Board of Directors has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”), which bases its estimates of credit losses on three primary components: (1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio. Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk. Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure. Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310. In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.
          Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses. The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses. The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses. The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments. In 2010, the Bank established a real estate risk management group and an Impairment Committee. The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral. The Impairment Committee is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems. For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the Impairment Committee. The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan. The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral). The Impairment Committee meets on a monthly basis.
          If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and analyzed for possible impairment as part of the credit approval process. TDRs determined to be impaired are reserved in accordance with FASB ASC 130 in the same manner as impaired loans which are not TDRs. TDRs not determined to have an impairment are reserved consistent with loans of similar risk, performance and structure. Should the borrower’s financial condition, collateral protection or performance deteriorate, warranting reassessment of the loan rating or impairment, additional reserves may be required.
          Any loan or portion thereof which is classified as “loss” by regulatory examiners or which is determined by management to be uncollectible, because of factors such as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged off. In addition, bank regulatory agencies periodically review the Bank’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.
Loans Held for Sale
          Mortgages originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable. Gains on the sale of loans held for sale are recorded as part of mortgage lending revenue on the statement of income.
          In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. During 2010, eleven mortgage loans totaling $1.6 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests. Losses of approximately $314,000 were recognized related to these repurchased and make whole loans.
          Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under FASB ASC 860 this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. These loans are reported as held for sale in accordance with generally accepted accounting principles with the offsetting liability being reported as other liabilities. At December 31, 2010, the amount of loans subject to buy back was $18.6 million. These loans are excluded from the disclosure of nonperforming loans and leases in Note 5, Loans and Leases.
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
Other Real Estate Owned
          Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is charged to the allowance for credit losses. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense may be recorded and included in other noninterest expense when necessary in an amount sufficient to reflect any declines in estimated fair value. Gains and losses realized on the disposition of the properties are included in other noninterest expense.
Goodwill and Other Intangible Assets
          Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment. Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2010.
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
          The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of our actuary using the Citigroup Pension Discount Curve. The Company developed a level equivalent yield using the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”) and the

December 31, 2010 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve. Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 5.50% for the Basic Plan, 5.15% for the Restoration Plan, and 4.50% for the Supplemental Plan based on a December 31, 2010 measurement date.
Stock-Based Compensation
          At December 31, 2010, the Company had three stock-based employee compensation plans, which are described more fully in Note 16, Stock Incentive and Stock Option Plans. The Company adopted FASB ASC 718, Compensation — Stock Compensation (“FASB ASC 718”), on January 1, 2006. As a result, the Company recognized compensation costs for unvested awards granted before the adoption of FASB ASC 718 of approximately $2,000 in 2008. The Company recognized compensation costs for unvested awards granted since 2006 of $2.2 million, $1.7 million and $1.1 million in 2010, 2009 and 2008, respectively. See Note 16, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.
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
          The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2010, the notional amount of customer related derivative financial instruments was $514.8 million with an average maturity of 73 months, an average interest receive rate of 2.5% and an average interest pay rate of 6.1%.
Income Taxes
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are included in the other assets and other liabilities category of the consolidated balance sheet as applicable.
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
Recent Pronouncements
          Effective September 30, 2009, the Company adopted the new FASB Accounting Standards Codification (“Codification”). The Codification became the primary source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change or alter existing U.S. GAAP and the adoption of the Codification has had no impact on the financial position or results of operations of the Company. The Company plans to leave out specific references to the codification in an effort to simplify the financial statements.

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
          In April 2009, the Company adopted a new accounting standard regarding recognition and presentation of other-than-temporary impairment which amends existing guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The new accounting standard did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The new accounting standard specifies that a debt security is considered other-than-temporarily impaired when an entity’s management intends to sell the security or that it is more-likely-than not that the entity will be required to sell the security prior to recovery of its cost basis. The guidance requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and will not be required to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. There was no initial effect of adoption of this new accounting standard regarding recognition and presentation of other-than-temporary impairment on the financial position or results of operations of the Company because all previously taken impairment was deemed to be credit related.
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
          In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010. This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses impacts disclosures only and are included in Note 6 which follows. The new accounting standard will not have an impact on the financial position or results of operations of the Company.

(2) BUSINESS COMBINATIONS
          During the first quarter of 2008, the Company had two insurance agency acquisitions which were not material to the operations of the Company. An insurance agency, headquartered in Nacogdoches, Texas, and an insurance broker in Springfield, Missouri were acquired on January 1, 2008.
(3) HELD-TO-MATURITY SECURITIES
          A comparison of amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2010 and 2009 follows:

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$1,246,649	$27,082	$4,320	$1,269,411
Obligations of states and political subdivisions	366,370	4,286	7,376	363,280

Total	$1,613,019	$31,368	$11,696	$1,632,691

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$798,660	$39,685	$—	$838,345
Obligations of states and political subdivisions	234,162	6,238	670	239,730

Total	$1,032,822	$45,923	$670	$1,078,075

          Gross gains of approximately $155,000 and no gross losses were recognized in 2010, gross gains of approximately $113,000 and gross losses of approximately $2,000 were recognized in 2009 and gross gains of approximately $284,000 and gross losses of approximately $5,000 were recognized in 2008 on held-to-maturity securities. These gains and losses were generally the result of held-to-maturity securities being called prior to maturity. Included in the amounts for 2008, however, was a gross gain of approximately $142,000 related to the sale of held-to-maturity securities with an amortized cost of $30.0 million. These securities were sold because the maturity date was within 90 days of the sale date. The sale of these securities occurred so near maturity that management believed changes in interest rates would not have a significant impact on fair value, therefore, not altering management’s intent regarding the held-to-maturity portfolio.
          Held-to-maturity securities with a carrying value of $731.0 million at December 31, 2010 were pledged to secure public and trust funds on deposit and for other purposes. Included in held-to-maturity securities at December 31, 2010 were securities with a carrying value of $213.0 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $81.0 million issued by a political subdivision within the State of Arkansas.
          The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$252,829	$258,000
Maturing after one year through five years	1,054,634	1,069,000
Maturing after five years through ten years	118,174	124,181
Maturing after ten years	187,382	181,510

Total	$1,613,019	$1,632,691

          A summary of temporarily impaired held-to-maturity investments with continuous unrealized loss positions at December 31, 2010 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government agencies	$401,482	$4,320	$—	$—	$401,482	$4,320
Obligations of states and political subdivisions	141,872	7,219	3,447	157	145,319	7,376

Total	$543,354	$11,539	$3,447	$157	$546,801	$11,696

          Based upon review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary. No other-than-temporary impairment was recorded during 2010 on held-to-maturity securities.
(4) AVAILABLE-FOR-SALE SECURITIES
          A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2010 and 2009 follows:

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$416,005	$17,153	$—	$433,158
Government agency issued residential mortgage-backed securities	498,874	5,954	1,599	503,229
Government agency issued commercial mortgage-backed securities	29,582	676	264	29,994
Obligations of states and political subdivisions	110,946	965	1,746	110,165
Other	18,943	573	—	19,516

Total	$1,074,350	$25,321	$3,609	$1,096,062

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Government agencies	$493,970	$18,325	$207	$512,088
Government agency issued residential mortgage-backed securities	282,634	9,906	122	292,418
Government agency issued commercial mortgage-backed securities	18,229	693	85	18,837
Obligations of states and political subdivisions	109,751	1,589	502	110,838
Collateralized debt obligations	2,125	—	—	2,125
Other	23,967	500	1	24,466

Total	$930,676	$31,013	$917	$960,772

          At December 31, 2010, the Company’s available-for-sale securities included FHLB stock with a carrying value of $18.7 million compared to a required investment of $12.5 million. FHLB stock is carried at amortized cost in the financial statements.
          Gross gains of $4.5 million and gross losses of $2.1 million were recognized in 2010, gross gains of approximately $84,000 and gross losses of approximately $250,000 were recognized in 2009 and gross gains of $2.5 million and gross losses of $8.6 million were recognized in 2008 on available-for-sale securities. The gross losses of $2.1 million in 2010, approximately $250,000 in 2009 and $8.6 million in 2008 were the result of the other-than-temporary impairment charge related to credit losses on the Company’s investment in pooled trust preferred securities. The fair value of these securities was negatively impacted by market conditions. Subsequent to the other-than-temporary charges in 2010, the securities had no remaining book value.
          Available-for-sale securities with a carrying value of $744.3 million at December 31, 2010 were pledged to secure public and trust funds on deposit and for other purposes. Included in available-for-sale securities at December 31, 2010, were securities with a carrying value of $45.9 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $55.4 million issued by a political subdivision within the State of Arkansas.
          The amortized cost and estimated fair value of available-for-sale securities at December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are considered as maturing after ten years.

	2010
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$142,741	$146,150
Maturing after one year through five years	571,870	586,204
Maturing after five years through ten years	152,043	154,281
Maturing after ten years	207,696	209,427

Total	$1,074,350	$1,096,062

          A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2010 follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Government agency issued residential mortgage-backed securities	184,820	1,599	—	—	184,820	1,599
Government agency issued commercial mortgage-backed securities	7,843	177	3,996	87	11,839	264
Obligations of states and political subdivisions	36,884	1,601	841	145	37,725	1,746
Other	—	—	—	—	—	—

Total	$229,547	$3,377	$4,837	$232	$234,384	$3,609

          Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary. During 2010, the Company recorded an other-than-temporary impairment charge of $2.1 million related to credit losses on the Company’s investment in pooled trust preferred securities.
(5) LOANS AND LEASES
          The Company’s loan and lease portfolio is disaggregated into the following segments: commercial and industrial, real estate, credit card and all other loans and leases. The real estate segment is further disaggregated into the following classes: consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial. A summary of gross loans and leases by segment and class at December 31, 2010 and 2009 follows:

	2010	2009
	(In thousands)
Commercial and industrial	$1,505,471	$1,484,011
Real estate
Consumer mortgage	1,978,145	2,017,067
Home equity	543,272	550,085
Agricultural	252,292	262,069
Commercial and industrial-owner occupied	1,331,473	1,449,554
Construction, acquisition and development	1,148,161	1,459,503
Commercial	1,816,951	1,806,766
Credit Cards	106,345	108,086
All other	694,241	685,845

Total	$9,376,351	$9,822,986

          The Company does not have any loan concentrations, other than those reflected in the preceding table, which exceed 10% of total loans. The following table shows the Company’s net loans and leases as of December 31, 2010 by geographical location:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$78,249	$194,324	$310,101	$88,494	$120,206	$273,747	$426,062	$1,491,183
Real estate
Consumer mortgages	123,313	275,873	785,321	66,829	259,717	388,085	79,007	1,978,145
Home equity	68,188	44,804	179,074	32,818	155,975	59,962	2,451	543,272
Agricultural	6,742	79,051	75,959	4,176	30,524	50,654	5,186	252,292
Commercial and industrial-owner occupied	121,009	176,297	465,894	69,541	212,835	225,728	60,169	1,331,473
Construction, acquisition and development	129,398	95,620	294,139	100,980	312,743	193,494	21,787	1,148,161
Commercial	211,758	332,504	352,873	267,433	238,543	368,859	44,981	1,816,951
Credit cards**	—	—	—	—	—	—	106,345	106,345
All other	16,875	37,999	76,937	1,284	64,080	27,024	441,086	665,285

Total	$755,532	$1,236,472	$2,540,298	$631,555	$1,394,623	$1,587,553	$1,187,074	$9,333,107

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

**	Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.
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
          The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2010:

							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
		(In thousands)
Commercial and industrial	$13,037	$848	$12,000	$25,885	$1,465,298	$1,491,183	$675
Real estate
Consumer mortgages	18,010	5,168	28,205	51,383	1,926,762	1,978,145	6,521
Home equity	1,258	800	755	2,813	540,459	543,272	173
Agricultural	1,140	3,450	3,527	8,117	244,175	252,292	123
Commercial and industrial-owner occupied	9,260	1,290	7,323	17,873	1,313,600	1,331,473	20
Construction, acquisition and development	21,363	9,150	86,699	117,212	1,030,949	1,148,161	197
Commercial	4,409	4,712	10,507	19,628	1,797,323	1,816,951	—
Credit cards	793	373	780	1,946	104,399	106,345	330
All other	2,058	1,117	847	4,022	661,263	665,285	461

Total	$71,328	$26,908	$150,643	$248,879	$9,084,228	$9,333,107	$8,500

          The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,429,443	$5,764	$51,562	$1,577	$701	$2,136	$1,491,183
Real estate
Consumer mortgage	1,816,472	1,867	117,794	3,202	123	38,687	1,978,145
Home equity	527,047	1,231	13,169	613	361	851	543,272
Agricultural	226,054	309	21,614	—	20	4,295	252,292
Commercial and industrial-owner occupied	1,250,265	1,422	62,783	900	30	16,073	1,331,473
Construction, acquisition and development	842,993	1,882	125,639	2,147	1,046	174,454	1,148,161
Commercial	1,688,228	5,565	86,358	98	495	36,207	1,816,951
Credit Cards	106,181	11	146	7	—	—	106,345
All other	641,292	35	22,735	477	44	702	665,285

Total	$8,527,975	$18,086	$501,800	$9,021	$2,820	$273,405	$9,333,107

          The following table provides details regarding impaired loans and leases, net of unearned income, by segment and class at December 31, 2010:

		Unpaid
	Recorded	Principal
	Balance in	Balance of	Related
	Impaired Loans	Impaired Loans	Allowance
	(In thousands)
With no related allowance:
Commercial and industrial	$1,457	$2,600	$—
Real estate
Consumer mortgage	15,299	22,288	—
Home equity	290	629	—
Agricultural	1,439	1,981	—
Commercial and industrial-owner occupied	10,920	12,371	—
Construction, acquisition and development	76,133	112,923	—
Commercial	15,795	20,478	—
Credit Cards	—	—	—
All other	702	931	—

Total	$122,035	$174,201	$—

With an allowance:
Commercial and industrial	$679	$977	$125
Real estate
Consumer mortgage	23,388	25,373	4,629
Home equity	561	561	41
Agricultural	2,856	3,132	544
Commercial and industrial-owner occupied	5,153	5,298	1,361
Construction, acquisition and development	98,321	114,809	28,792
Commercial	20,412	21,026	5,227
Credit Cards	—	—	—
All other	—	—	—

Total	$151,370	$171,176	$40,719

Total:
Commercial and industrial	$2,136	$3,577	$125
Real estate
Consumer mortgage	38,687	47,661	4,629
Home equity	851	1,190	41
Agricultural	4,295	5,113	544
Commercial and industrial-owner occupied	16,073	17,669	1,361
Construction, acquisition and development	174,454	227,732	28,792
Commercial	36,207	41,504	5,227
Credit Cards	—	—	—
All other	702	931	—

Total	$273,405	$345,377	$40,719

          The following table provides details regarding impaired real estate — construction, acquisition and development loans and leases, net of unearned income, by collateral type at December 31, 2010:

		Unpaid
	Recorded	Principal
	Balance in	Balance of	Related
	Impaired Loans	Impaired Loans	Allowance
	(In thousands)
With no related allowance:
Multi-family construction	$8,293	$9,975	$—
One-to-four family construction	2,440	3,734
Recreation and all other loans	392	580	—
Commercial construction	11,171	13,062	—
Commercial acquisition and development	7,897	12,501	—
Residential acquisition and development	45,940	73,071	—

Total	$76,133	$112,923	$—

With an allowance:
Multi-family construction	$1,904	$6,978	$4
One-to-four family construction	5,546	6,117	529
Recreation and all other loans	498	498	148
Commercial construction	12,459	12,612	5,246
Commercial acquisition and development	21,575	21,575	8,424
Residential acquisition and development	56,339	67,029	14,441

Total	$98,321	$114,809	$28,792

Total:
Multi-family construction	$10,197	$16,953	$4
One-to-four family construction	7,986	9,851	529
Recreation and all other loans	890	1,078	148
Commercial construction	23,630	25,674	5,246
Commercial acquisition and development	29,472	34,076	8,424
Residential acquisition and development	102,279	140,100	14,441

Total	$174,454	$227,732	$28,792

          Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s recorded investment in loans considered impaired at December 31, 2010 and 2009 was $273.4 million and $128.5 million, respectively. At December 31, 2010 and 2009, $151.4 million and $73.2 million, respectively, of those impaired loans had a valuation allowance of $40.7 million and $22.7 million, respectively. The remaining balance of impaired loans of $122.0 million and $55.3 million at December 31, 2010 and 2009, respectively, were charged down to fair value, less estimated selling costs, which approximated net realizable value. Therefore, such loans did not have an associated valuation allowance. Impaired loans that were characterized as TDRs totaled $63.7 million and $72.6 million at December 31, 2010 and 2009, respectively. The average recorded investment in impaired loans during 2010 and 2009 was $218.8 million and $64.6 million, respectively.
               NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition. The following table presents information concerning NPLs at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Non-accrual loans and leases	$347,499	$144,013
Loans and leases 90 days or more past due, still accruing	8,500	36,301
Restructured loans and leases still accruing	38,376	6,161

Total	$394,375	$186,475

          The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection. At December 31, 2010, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Missouri and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi. The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Commercial and industrial	$13,075	$4,852
Real estate
Consumer mortgages	46,496	20,731
Home equity	811	1,642
Agricultural	7,589	1,136
Commercial and industrial-owner occupied	20,338	7,039
Construction, acquisition and development	199,072	82,170
Commercial	57,766	23,209
Credit cards	720	1,044
All other	1,632	2,190

Total	$347,499	$144,013

          The total amount of interest earned on NPLs was $11.2 million, $4.1 million and approximately $495,000 in 2010, 2009 and 2008, respectively. The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $21.7 million, $8.4 million and $1.8 million in 2010, 2009 and 2008, respectively.
(6) ALLOWANCE FOR CREDIT LOSSES
          The following summarizes the changes in the allowance for credit losses for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
		(In thousands)
Balance at beginning of year	$176,043	$132,793	$115,197
Provision charged to expense	204,016	117,324	56,176
Recoveries	7,876	4,139	3,913
Loans and leases charged off	(191,022)	(78,213)	(42,067)
Other, net	—	—	(426)

Balance at end of year	$196,913	$176,043	$132,793

          The following table summarizes the changes in the allowance for credit losses by segment and class for 2010 and 2009:

	2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(11,879)	$1,330	$11,874	$22,479
Real estate
Consumer mortgage	37,048	(25,639)	1,448	24,490	37,347
Home equity	7,218	(5,215)	179	5,123	7,305
Agricultural	4,192	(1,201)	12	1,994	4,997
Commercial and industrial-owner occupied	22,989	(9,200)	399	6,215	20,403
Construction, acquisition and development	46,193	(113,237)	1,706	122,579	57,241
Commercial	26,694	(14,084)	845	19,984	33,439
Credit Cards	3,481	(4,559)	829	4,375	4,126
All other	7,074	(6,008)	1,128	7,382	9,576

Total	$176,043	$(191,022)	$7,876	$204,016	$196,913

	2009
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$19,150	$(9,534)	$761	$10,777	$21,154
Real estate
Consumer mortgage	31,158	(13,917)	824	18,983	37,048
Home equity	5,689	(5,372)	109	6,792	7,218
Agricultural	3,167	(848)	2	1,871	4,192
Commercial and industrial-owner occupied	17,982	(4,033)	297	8,743	22,989
Construction, acquisition and development	29,771	(32,638)	128	48,932	46,193
Commercial	17,899	(3,584)	189	12,190	26,694
Credit Cards	1,572	(4,770)	617	6,062	3,481
All other	6,405	(3,517)	1,212	2,974	7,074

Total	$132,793	$(78,213)	$4,139	$117,324	$176,043

          The following table provides the allowance for credit losses by segment and class further separated by impairment status at December 31, 2010:

	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$2,136	$125	$22,354	$22,479
Real estate
Consumer mortgage	38,687	4,629	32,718	37,347
Home equity	851	41	7,264	7,305
Agricultural	4,295	544	4,453	4,997
Commercial and industrial-owner occupied	16,073	1,361	19,042	20,403
Construction, acquisition and development	174,454	28,792	28,449	57,241
Commercial	36,207	5,227	28,212	33,439
Credit Cards	—	—	4,126	4,126
All other	702	—	9,576	9,576

Total	$273,405	$40,719	$156,194	$196,913

          The impaired loans are evaluated individually in determining the adequacy of the allowance for impaired loans.
(7) OTHER REAL ESTATE OWNED
          The following table presents the activity in other real estate owned for the years ended December 31, 2010 and 2009:

	2010	2009
	(In Thousands)
Balance at beginning of year	$59,265	$46,317
Additions to foreclosed properties
New foreclosed property	129,796	61,770
Reductions in foreclosed properties
Sales	(45,217)	(40,859)
Writedowns	(10,432)	(7,963)

Balance at end of year	$133,412	$59,265

          Substantially all of these amounts related to one-to-four family residential properties and development projects that were either completed or were in various states of construction. The following table presents the other real estate owned by geographical location and collateral type at December 31, 2010:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$358	$19	$—	$—	$—	$—	$—	$377
Real estate
Consumer mortgages	7,334	1,068	4,154	1,407	9,534	831	2,892	27,220
Home equity	20	—	67	—	575	—	—	662
Agricultural	—	93	333	—	935	—	—	1,361
Commercial and industrial-owner occupied	294	93	663	78	5,376	—	—	6,504
Construction, acquisition and development	12,241	1,322	14,570	5,387	37,132	41	263	70,956
Commercial	5,511	1,913	2,308	—	11,465	227	903	22,327
All other	—	43	2,024	—	—	—	1,938	4,005

Total	$25,758	$4,551	$24,119	$6,872	$65,017	$1,099	$5,996	$133,412

*	The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

          Of the $65.0 million other real estate owned located in the Tennessee market, 89.2% was specifically located in the greater Memphis area.
          The Company incurred total foreclosed property expenses of $18.4 million, $13.6 million and $4.9 million in 2010, 2009 and 2008, respectively. Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $14.2 million, $10.8 million and $3.2 million in 2010, 2009 and 2008, respectively.
(8) PREMISES AND EQUIPMENT
          A summary by asset classification at December 31, 2010 and 2009 follows:

	Estimated
	Useful Life
	(Years)	2010	2009
	(In thousands)
Land	N/A	$74,270	$74,593
Buildings and improvements	10-40	305,201	300,003
Leasehold improvements	10-39	9,676	10,001
Equipment, furniture and fixtures	3-12	269,880	259,572
Construction in progress	N/A	8,209	7,617

Subtotal		667,236	651,786
Accumulated depreciation and amortization		334,346	307,909

Premises and equipment, net		$332,890	$343,877

(9) GOODWILL AND OTHER INTANGIBLE ASSETS
          The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2010 and 2009:

	2010
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2010	$217,618	$52,479	$270,097
Goodwill recorded during the year	—	—	—

Balance as of December 31, 2010	$217,618	$52,479	$270,097

	2009
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2009	$217,618	$51,348	$268,966
Goodwill recorded during the year	—	1,131	1,131

Balance as of December 31, 2009	$217,618	$52,479	$270,097

          The goodwill recorded in the insurance agency segment during 2009 was related to an earn-out payment associated with an insignificant insurance agency acquired during the first quarter of 2008.
          The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually. The Company’s annual assessment date is during the Company’s fourth quarter. Because of the volatile market conditions during which the Company’s market value fell below book value, the Company performed a complete goodwill impairment analysis for all of its reporting segments during the third quarter of 2010. Based on this analysis, the estimated fair value of all of the Company’s reporting segments exceeded their respective carrying values by more than 10%. The Company’s annual goodwill impairment evaluation performed during the fourth quarter also indicated no impairment of goodwill for its reporting units. Therefore, no goodwill impairment was recorded during 2010. The Company’s annual goodwill impairment evaluation for 2009 indicated no impairment of goodwill for its reporting units. The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified
          In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change. As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.
          The following table presents information regarding the components of the Company’s identifiable intangible assets included in the other assets category on the consolidated balance sheet for the years ended December 31, 2010 and 2009:

	Year ended		Year ended
	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$27,801	$19,716	$27,801	$18,408
Customer relationship intangibles	32,511	21,661	32,511	19,060
Non-solicitation intangibles	600	600	600	600

Total	$60,912	$41,977	$60,912	$38,068

Unamortized intangible assets:
Trade names	$688	$—	$688	$—

	Year ended
	December 31,
	2010	2009
	(In thousands)
Aggregate amortization expense for:
Core deposit intangibles	$1,308	$1,801
Customer relationship intangibles	2,601	2,996
Non-solicitation intangibles	—	160

Total	$3,909	$4,957

          The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2011, and the succeeding four years:

	Core	Customer
	Deposit	Relationship
	Intangibles	Intangibles	Total
	(In thousands)
Estimated amortization expense:
For the year ending December 31, 2011	$1,016	$2,223	$3,239
For the year ending December 31, 2012	946	1,905	2,851
For the year ending December 31, 2013	582	1,632	2,214
For the year ending December 31, 2014	526	1,398	1,924
For the year ending December 31, 2015	157	1,136	1,293

(10) TIME DEPOSITS AND SHORT-TERM DEBT
          Certificates of deposit and other time deposits of $100,000 or more amounting to $1.8 billion were outstanding at both December 31, 2010 and 2009. Total interest expense relating to certificate and other time deposits of $100,000 or more totaled $41.7 million, $55.5 million and $66.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
          For time deposits with a remaining maturity of more than one year at December 31, 2010, the aggregate amount of maturities for the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2012	$604,047
2013	170,365
2014	261,966
2015	212,679
2016	1,019
Thereafter	219

Total	$1,250,295

          Presented below is information relating to short-term debt for the years ended December 31, 2010, 2009 and 2008:

	2010
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
		(Dollars in thousands)
Federal funds purchased	$—	—%	$877	0.11%	$—
Securities sold under agreement to repurchase	440,593	0.15	486,621	0.17	514,659
Short-term FHLB advances	2,727	5.72	51,638	1.03	152,738

Total	$443,320		$539,136		$667,397

	2009
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
			(Dollars in thousands)
Federal funds purchased	$—	—%	$163,860	0.20%	$558,000
Securities sold under agreement to repurchase	539,870	0.21	695,381	0.19	816,374
Federal Reserve discount window borrowings	—	—	240,268	0.24	450,000
Short-term FHLB advances	203,500	3.13	75,684	0.19	203,500

Total	$743,370		$1,175,193		$2,027,874

	2008
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
		(Dollars in thousands)
Federal funds purchased	$350,000	0.13%	$183,823	1.13%	$755,000
Securities sold under agreement to repurchase	855,366	0.19	896,660	1.44	1,074,963
Federal Reserve discount window borrowings	250,000	0.28	19,310	1.05	250,000
Short-term FHLB advances	441,510	0.07	465,027	2.45	975,000

Total	$1,896,876		$1,564,820		$3,054,963

          Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale. Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase. At December 31, 2010, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $1.2 billion.
(11) LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
          The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas. Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets. At December 31, 2010, there were no call features on long-term FHLB borrowings.
          At December 31, 2010, the following FHLB fixed term advances were repayable as follows:

Final due date	Interest rate	Amount
	(In thousands)
2012	4.71%	$1,500
2013	5.95%	50,000
2015	4.69%-5.06%	3,500
Thereafter	4.08%-5.99%	55,000

Total		$110,000

(12) JUNIOR SUBORDINATED DEBT SECURITIES
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
(13) INCOME TAXES
          Total income taxes for the years ended December 31, 2010, 2009 and 2008 were allocated as follows:

	2010	2009	2008
	(In thousands)
Income tax (benefit) expense	$(8,705)	$30,105	$53,943
Shareholders’ equity for other comprehensive income	(3,763)	11,469	(12,204)
Shareholders’ equity for stock option plans	(44)	(500)	(2,269)

Total	$(12,512)	$41,074	$39,470

          The components of income tax (benefit) expense attributable to operations were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Current:
Federal	$8,865	$35,936	$50,320
State	(1,520)	3,527	5,358
Deferred:
Federal	(13,848)	(8,302)	(1,508)
State	(2,202)	(1,056)	(227)

Total	$(8,705)	$30,105	$53,943

          Income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2010	2009	2008
	(In thousands)
Tax expense at statutory rates	$4,983	$39,492	$61,024
(Decrease) increase in taxes resulting from:
State income taxes, net of federal tax benefit	(2,419)	1,606	3,335
Tax-exempt interest revenue	(6,605)	(6,105)	(5,978)
Tax-exempt earnings on life insurance	(2,659)	(2,970)	(2,515)
Deductible dividends paid on 401(k) plan	(1,972)	(1,875)	(1,911)
Other, net	(33)	(43)	(12)

Total	$(8,705)	$30,105	$53,943

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Loans, principally due to allowance for credit losses	$96,648	$83,769
Accrued liabilities, principally due to compensation arrangements and vacation accruals	18,496	17,986
Unrealized pension expense	17,262	16,718

Total gross deferred tax assets	132,406	118,473
Less: valuation allowance	—	—

Deferred tax assets	$132,406	$118,473

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation and lease transactions	$56,842	$57,655
Other assets, principally due to expense recognition	48,563	50,313
Investments, principally due to interest income recognition	3,161	8,298
Mortgage servicing rights	29,398	24,359
Unrealized net losses on available-for-sale securities	8,297	11,515

Total gross deferred tax liabilities	146,261	152,140

Net deferred tax liabilities	$(13,855)	$(33,667)

          Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2010.
          The following table presents the activity in unrecognized tax benefits for 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Unrecognized tax benefit, January 1	$355	$355	$355
Gross increases — tax positions in prior period	—	—	—
Gross decreases — tax positions in prior period	—	—	—
Gross increases — tax positions in current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefit, December 31	$355	$355	$355

          Included in the balance of unrecognized tax benefits at December 31, 2010, were approximately $355,000 of tax benefits that, if recognized, would affect the effective tax rate.
          The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense. The Company accrued interest related to the uncertain tax benefits noted

above of approximately $28,000 during 2010, 2009 and 2008, and in total, as of December 31, 2010, has recognized a liability for interest of approximately $191,000 and penalties of approximately $88,000.
          The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
          The Company is subject to taxation in the United States and various states and local jurisdictions. The tax years that remain open for examination for the Company’s major jurisdictions of the United States — Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri — are 2007, 2008 and 2009. With few exceptions, the Company is no longer subject to United States federal, state or local examinations by tax authorities for years before 2007.
(14) PENSION, OTHER POST RETIREMENT BENEFIT AND PROFIT SHARING PLANS
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
          The Company uses a December 31 measurement date for its pension and other benefit plans.
          A summary of the three defined benefit retirement plans at and for the years ended December 31, 2010, 2009 and 2008 follows:

	Pension Benefits
	2010	2009	2008
	(In thousands)
Change in benefit obligations:
Projected benefit obligations at beginning of year	$134,892	$120,050	$109,473
Service cost	7,449	7,127	7,146
Interest cost	7,676	7,019	6,693
Amendments	—	330	—
Actuarial loss	11,457	4,882	859
Benefits paid	(4,879)	(4,516)	(4,121)

Projected benefit obligations at end of year	$156,595	$134,892	$120,050

Change in plans assets:
Fair value of plans assets at beginning of year	$180,217	$116,136	$135,425
Actual return (loss) on assets	21,488	29,740	(31,386)
Employer contributions	710	38,857	16,218
Benefits paid	(4,879)	(4,516)	(4,121)

Fair value of plans assets at end of year	$197,536	$180,217	$116,136

Funded status:
Projected benefit obligations	$(156,595)	$(134,892)	$(120,050)
Fair value of plans assets	197,536	180,217	116,136
Unrecognized transition amount	—	—	—
Unrecognized prior service cost	—	—	—
Unrecognized actuarial loss	—	—	—

Net amount recognized	$40,941	$45,325	$(3,914)

          Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2010	2009	2008
	(In thousands)
Prepaid benefit cost	$104,749	$105,900	$73,375
Accrued benefit liability	(18,678)	(16,868)	(15,073)
Intangible asset	—	—	—
Accumulated other comprehensive income adjustment	(45,130)	(43,707)	(62,216)

Net amount recognized	$40,941	$45,325	$(3,914)

          Pre-tax amounts recognized in accumulated other comprehensive income consisted of:

	Year ended December 31,
	2010	2009
	(In thousands)
Net transition obligation	$73	$92
Net prior service cost	1,623	1,963
Net actuarial loss	43,434	41,652

Total accumulated other comprehensive income	$45,130	$43,707

          The net transition obligation, net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $202,000 and $2,237,000, respectively.
          The components of net periodic benefit cost at December 31, 2010, 2009 and 2008 were as follows:

	Pension Benefits
	2010	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7,449	$7,127	$7,146
Interest cost	7,676	7,019	6,693
Expected return on assets	(14,032)	(10,698)	(10,715)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	341	342	267
Recognized net loss	2,218	4,320	499

Net periodic benefit cost	$3,670	$8,128	$3,908

          The weighted-average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2010	2009	2010	2009	2010	2009
Discount rate	5.50%	6.00%	5.15%	5.85%	4.50%	5.35%
Rate of compensation increase*	2.50%	2.00%	2.50%	2.00%	2.50%	2.00%

*	2.00% rate of compensation increase used for 2011; 3.00% rate of compensation increase used for 2012 and beyond.
          The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Basic Plan
	2010	2009	2008
Discount rate	6.00%	6.25%	6.33%
Rate of compensation increase	3.00%	3.60%	3.60%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

	Restoration Plan
	2010	2009	2008
Discount rate	5.85%	6.50%	6.33%
Rate of compensation increase	3.00%	3.60%	3.60%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2010	2009	2008
Discount rate	5.35%	6.50%	6.33%
Rate of compensation increase	3.00%	3.60%	3.60%
Expected rate of return on plan assets	N/A	N/A	N/A
          The following table presents information related to the Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Projected benefit obligation	$23,468	$20,680
Accumulated benefit obligation	22,439	19,175
Fair value of assets	—	—
          The following table presents information related to the Company’s defined benefit pension plans:

	2010	2009
	(In thousands)
Accumulated benefit obligation	$140,967	$118,558
          In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan. This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans. In selecting the discount rate used to discount plan liabilities, a level equivalent yield was developed using the expected cash flows and the December 31, 2010, 2009 and 2008 Citigroup Pension Discount Curve. The Citigroup Pension Discount Curve is published on the Society of Actuaries website along with a background paper on this interest rate curve.
          The Company’s pension plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category, were as follows:

	Plan assets at December 31		Target for
	2010	2009	2011
Asset category:
Equity securities	57.26%	58.00%	40-60%
Debt securities	37.18%	39.70%	40-60%
Cash and equivalents	5.56%	2.30%	0%

Total	100.00%	100.00%

          Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $1.3 million (0.66% of total plan assets) and $1.9 million (1.08% of total plan assets) at December 31, 2010 and 2009, respectively. The Company does not expect to contribute to the Basic Plan in 2011.
          The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
(In thousands)
Expected future benefit payments:
2011	$6,725
2012	11,670
2013	8,948
2014	9,766
2015	11,089
2016-2020	55,052
          The following table presents the fair value of each major category of plan assets at December 31, 2010 and 2009:

	Pension Benefits
	2010	2009
	(In thousands)
Investments, at fair value:
Bank certificates of deposit	$7,385	$—
Brokered certificates of deposit	496	—
U.S. agency debt obligations	33,433	42,199
Mutual funds	150,964	130,737
Common stock of BancorpSouth, Inc.	1,312	1,930
Money market funds	3,568	3,535

Total investments, at fair value	197,158	178,401
Accrued interest and dividends	378	282
Cash	—	439

Fair value of plan assets	$197,536	$179,122

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
          The following table sets forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2010 and 2009:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Bank certificates of deposit	$—	$7,385	$—	$7,385
Brokered certificates of deposit	—	496	—	496
U.S. agency debt obligations	—	33,433	—	33,433
Mutual funds	150,964	—	—	150,964
Common stock of BancorpSouth, Inc.	1,312	—	—	1,312
Money market funds		3,568		3,568

Total	$152,276	$44,882	$—	$197,158

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
U.S. agency debt obligations	$—	$42,199	$—	$42,199
Mutual funds	130,737	—	—	130,737
Common stock of BancorpSouth, Inc.	1,930	—	—	1,930
Money market funds		3,535		3,535
Brokered certificates of deposit	—	1,095		1,095

Total	$132,667	$46,829	$—	$179,496

          The following investments represented 5% or more of the total plan asset value as of December 31, 2010:

2010
(In thousands)
Dodge & Cox Fund	$11,017
Federated Intercontinental	12,224
Fidelity Advisor New Insight	11,101
Fidelity Low Price Stock Fund #316	11,255
Franklin Mutual Discovery Z Fund	10,633
T. Rowe Price Growth Stock Fund	10,990
T. Rowe Price Equity Income Fund	10,812
T. Rowe Price Mid-Cap Growth Fund	16,533
Royce Pennsylvania Mutual Fund	11,447
Vanguard Total Bond Market Index Institutional Fund	18,792
          The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”). Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code. Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company. Employer contributions for the years ended December 31, 2010, 2009 and 2008 were $8.6 million, $8.6 million and $7.7 million, respectively. Also, the 401(k) Plan provides that the Company shall make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation. Eligible employees are those hired after December 31, 2005 who work at least 1,000 hours during the plan year and have attained the age of 21. Employer profit sharing contributions for the years ended December 31, 2010, 2009 and 2008 were $1.3 million, $1.1 million and $1.3 million, respectively.
(15) FAIR VALUE DISCLOSURES
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
Derivative instruments. The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans. Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices. The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates. The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
          The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$433,158	$—	$433,158
Government agency issued residential mortgage-back securities		503,229		503,229
Government agency issued commercial mortgage-back securities		29,994		29,994
Obligations of states and political subdivisions		110,165		110,165
Collateralized debt obligations			—	—
Other	527	18,989		19,516
Mortgage servicing rights	—	—	38,642	38,642
Derivative instruments	—	—	41,882	41,882

Total	$527	$1,095,535	$80,524	$1,176,586

Liabilities:
Derivative instruments	$—	$—	$39,197	$39,197

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)
Assets:
Available-for-sale securities:
U.S. Government agencies	$—	$512,088	$—	$512,088
Government agency issued residential mortgage-back securities		292,418		292,418
Government agency issued commercial mortgage-back securities		18,837		18,837
Obligations of states and political subdivisions		110,838		110,838
Collateralized debt obligations			2,125	2,125
Other	452	24,014		24,466
Mortgage servicing rights	—	—	35,560	35,560
Derivative instruments	—	—	25,365	25,365

Total	$452	$958,195	$63,050	$1,021,697

Liabilities:
Derivative instruments	$—	$—	$24,521	$24,521

          The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2010 and 2009:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$844	$2,125
Total net gains (losses) for the year included in:
Net income	3,082	1,841	(2,125)
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at December 31, 2010	$38,642	$2,685	$—

Net unrealized (losses) gains included in net income for the year relating to assets and liabilities held at December 31, 2010	$(4,029)	$1,841	$(2,375)

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2008	$24,972	$(1,109)	$2,375
Total net gains (losses) for the year included in:
Net income	10,588	1,953	(250)
Other comprehensive income	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at December 31, 2009	$35,560	$844	$2,125

Net unrealized (losses) gains included in net income for the year relating to assets and liabilities held at December 31, 2009	$2,402	$1,953	$(250)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
          The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009:

	December 31, 2010
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$93,697	$—	$93,697	$—
Impaired loans	—	—	273,405	273,405	(40,719)
Other real estate owned	—	—	133,412	133,412	(9,791)

	December 31, 2009
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
	(In thousands)
Assets:
Loans held for sale	$—	$80,343	$—	$80,343	$—
Impaired loans	—	—	128,537	128,537	(22,747)
Other real estate owned	—	—	59,265	59,265	(8,131)

Fair Value of Financial Instruments
          FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions that are used by the Company in estimating fair values of financial instruments and that are not disclosed above in this Note 15 are set forth below.
Held-to-maturity securities. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
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
          The following table presents carrying and fair value information at December 31, 2010 and 2009:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Assets:
Cash and due from banks	$99,916	$99,916	$222,741	$222,741
Interest bearing deposits with other banks	172,170	172,170	15,704	15,704
Held-to-maturity securities	1,613,019	1,632,691	1,032,822	1,078,075
Available-for-sale and trading securities	1,096,062	1,096,062	960,772	960,772
Federal funds sold and securities purchased under agreement to resell	150,000	150,000	75,000	75,000
Net loans and leases	9,136,194	9,187,064	9,599,093	9,744,673
Loans held for sale	93,697	94,001	80,343	80,429

Liabilities:
Noninterest bearing deposits	2,060,145	2,060,145	1,901,663	1,901,663
Savings and interest bearing deposits	5,794,552	5,794,552	5,048,838	5,048,838
Other time deposits	3,635,324	3,677,796	3,727,201	3,757,602
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	443,320	443,081	743,370	743,188
Long-term debt and other borrowings	270,392	286,993	273,174	290,622

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	2,499	2,499	806	806
Commitments to fund fixed rate mortgage loans	639	639	304	304
Interest rate swap position to receive	38,347	38,347	23,992	23,992
Interest rate swap position to pay	(38,800)	(38,800)	(24,258)	(24,258)
(16) STOCK INCENTIVE AND STOCK OPTION PLANS
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
          On December 14, 2005, the Company’s Board of Directors approved accelerating the vesting of “out-of-the-money” unvested outstanding stock options held by employees. The options were considered “out-of-the-money” if the exercise price of the option was greater than $23.02, the closing price of shares of the Company’s common stock on the New York Stock Exchange on December 14, 2005. The accelerated vesting was effective on December 14, 2005. Vesting of these options was accelerated to eliminate the need to recognize the remaining fair value compensation expense associated with those options upon adoption of Statement 123R. The compensation cost avoided by the accelerated vesting was approximately $291,000 in 2008.
          FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards. Compensation expense arising from stock options that has been charged against income for the Plans was $2.1 million, $1.7 million and $1.2 million for 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $3.8 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a three-year period.

          In December 2010, the Company granted stock options to purchase 408,363 shares of the Company’s common stock to its employees under the 1994 stock incentive plan, as amended. These stock options have a contractual life of seven years and vest over a one, two or three-year service period. A summary of the stock option activity under the Plans as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

	2010
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2010	2,701,693	$22.33
Granted	408,363	13.25
Exercised	(22,336)	15.01
Cancelled or forfeited	(46,213)	23.28
Expired	(95,200)	13.21

Outstanding at December 31, 2010	2,946,307	$21.41	4.4	$1,219

Exercisable at December 31, 2010	2,151,996	$22.68	3.7	$116

	2009
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2009	2,600,483	$21.87
Granted	409,113	22.39
Exercised	(276,886)	18.14
Cancelled or forfeited	(19,000)	23.74
Expired	(12,017)	18.96

Outstanding at December 31, 2009	2,701,693	$22.33	4.8	$3,896

Exercisable at December 31, 2009	1,963,119	$22.06	4.3	$3,410

          A summary of the status of the Company’s nonvested options as of December 31, 2010 and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2010	738,574	$23.06	$6.32
Granted	408,363	13.25	4.00
Vested	(345,522)	23.18	6.05
Forfeited or cancelled	(7,104)	23.68	6.25

Outstanding at December 31, 2010	794,311	$17.96	$5.25

          The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes-Merton option valuation model; groups of participants (executive, non-executives and directors) are considered separately for valuation purposes. The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors. The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant. The expected volatility is estimated based on the Company’s historical experience. The following table provides the range of assumptions used for stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected volatility	45.2%	43.6%	33.6%
Weighted-average volatility	45.2%	43.6%	33.6%
Expected dividends	3.75%	3.75%	3.00%
Expected term (in years)	4.8 - 6.0	5.1 - 5.7	5.1 - 5.7
Risk-free rate	1.64%	2.33%	2.80%
          The weighted-average grant-date fair value of stock options granted during the years 2010, 2009 and 2008 was $4.00, $6.70 and $6.24, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $143,000, $1.6 million and $6.1 million, respectively.
          The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price
$7.35 to $10.51	4,378	1.9	$9.70	4,378	$9.70
$11.39 to $14.98	441,333	6.4	13.37	32,970	14.92
$15.06 to $19.94	238,584	1.4	17.39	238,584	17.39
$20.23 to $25.31	2,262,012	4.3	23.42	1,876,064	23.52

$7.35 to $25.31	2,946,307	4.4	$21.41	2,151,996	$22.68

          The 1994 stock incentive plan was amended in 2006 to allow for the issuance of performance shares. Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period. The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient. In January of 2007, the Company granted 78,000 performance shares to employees for the two-year performance period from January 1, 2007 through December 31, 2008. In January 2008, the Company granted 85,395 performance shares to employees for the two-year performance period from January 1, 2008 through December 31, 2009. In January 2009, the Company granted 101,225 performance shares to employees for the two-

year performance period from January 1, 2009 through December 31, 2010. In January of 2010, the Company granted 125,395 performance shares to employees for the two-year performance period from January 1, 2010 through December 31, 2011. All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest. Compensation expense of approximately $758,000 was recognized in 2007 related to performance shares. This amount was reversed in 2008 and no additional expense was recorded in 2009 as the Company failed to meet the performance threshold for the 2007-2008 performance period. No expense was recorded in 2008 and 2009 for the 2008, grant as the Company failed to meet the performance threshold for the 2008-2009 performance period. Compensation expense of approximately $461,000 was recognized in 2009 related to the 2009 grant of performance shares. This amount was reversed in 2010 and no additional expense was recorded in 2010 as the Company failed to meet the performance threshold for the 2009-2010 performance period. No expense was recorded in 2010 related to the 2010 grant, as the Company is not expected to meet the performance threshold for the 2010-2011 performance period.
          In May of 2008, the Company awarded a total of 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors. The shares of stock covered by this award were issued to the directors in May of 2009. In May of 2009, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May of 2010. In May of 2010, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors. The shares of stock covered by this award will be issued to the directors upon the date of the 2011 annual shareholders meeting. Compensation expense of approximately $112,000, $117,000 and $84,000 was recognized in 2010, 2009 and 2008, respectively, related to the restricted stock units issued to the Company’s directors.
(17) EARNINGS PER SHARE AND DIVIDEND DATA
          The computation of basic earnings per share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method. Weighted-average antidilutive stock options for 2.2 million, 1.2 million and 1.7 million shares of Company common stock with a weighted average exercise price of $23.46, $23.98 and $23.70 per share for 2010, 2009 and 2008, respectively, were excluded from diluted shares. Antidilutive other equity awards of approximately 23,000 shares of Company common stock for 2009 were also excluded from diluted shares. There were no antidilutive other equity awards for 2010 and 2008. The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2010, 2009 and 2008:

	2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$22,942	83,425	$0.28

Effect of dilutive stock options	—	90

Diluted EPS:
Income available to common shareholders plus assumed exercise	$22,942	83,515	$0.27

	2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$82,729	83,295	$0.99

Effect of dilutive stock options	—	135

Diluted EPS:
Income available to common shareholders plus assumed exercise	$82,729	83,430	$0.99

	2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS:
Income available to common shareholders	$120,411	82,589	$1.46

Effect of dilutive stock options	—	204

Diluted EPS:
Income available to common shareholders plus assumed exercise	$120,411	82,793	$1.45

          Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority. At December 31, 2010, the Bank could have paid dividends of $531.5 million to the Company under current regulatory guidelines.
(18) OTHER COMPREHENSIVE INCOME
          The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2010, 2009 and 2008:

	2010
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(8,854)	$3,399	$(5,455)
Reclassification adjustment for net losses (gains) realized in net income	470	(180)	290
Change in pension funding status	(1,423)	544	(879)

Other comprehensive (loss) income	$(9,807)	$3,763	$(6,044)

	2009
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$11,391	$(4,368)	$7,023
Reclassification adjustment for net losses (gains) realized in net income	55	(21)	34
Change in pension funding status	18,510	(7,080)	11,430

Other comprehensive income (loss)	$29,956	$(11,469)	$18,487

	2008
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$4,440	$(1,691)	$2,749
Reclassification adjustment for net losses (gains) realized in net income	5,849	(2,237)	3,612
Minimum pension liability	(42,175)	16,132	(26,043)

Other comprehensive (loss) income	$(31,886)	$12,204	$(19,682)

(19) RELATED PARTY TRANSACTIONS
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

Amount
(In thousands)
Loans outstanding at December 31, 2009	$45,917
New loans	5,581
Repayments	(19,684)
Changes in directors and executive officers	(20)

Loans outstanding at December 31, 2010	$31,794

(20) MORTGAGE SERVICING RIGHTS
          MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end. An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand. Data and assumptions used in the fair value calculation related to MSRs for the three months ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(Dollars in thousands)
Unpaid principal balance	$3,870,872	$3,413,202	$3,033,043
Weighted-average prepayment speed (CPR)	15.6	15.9	24.1
Discount rate (annual percentage)	10.3	10.3	10.2
Weighted-average coupon interest rate (percentage)	5.2	5.6	6.0
Weighted-average remaining maturity (months)	315.0	321.0	320.0
Weighted-average servicing fee (basis points)	28.4	28.8	28.8
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
          The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens. The following table presents the activity in this class for the period indicated:

	2010	2009
	(In thousands)
Fair value at beginning of year	$35,560	$24,972
Additions:
Origination of servicing assets	13,898	14,904
Changes in fair value:
Due to payoffs/paydowns	(6,781)	(6,706)
Due to change in valuation inputs or assumptions used in the valuation model	(4,029)	2,402
Other changes in fair value	(6)	(12)

Fair value at end of year	$38,642	$35,560

          All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement. As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $10.5 million, $9.5 million and $8.5 million and late and other ancillary fees of $1.4 million, $1.2 million and $1.2 million in 2010, 2009, and 2008, respectively.
(21) REGULATORY MATTERS
          The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios). All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets. The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively. The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2010 and 2009, respectively, as set forth in the following table:

	2010		2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,070,744	10.61%	$1,143,019	11.17%
BancorpSouth Bank	1,040,714	10.32	1,119,612	10.95
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,197,626	11.87	1,271,634	12.42
BancorpSouth Bank	1,167,596	11.58	1,248,227	12.21
Tier I leverage capital (to average assets)
BancorpSouth, Inc.	1,070,744	8.07	1,143,019	8.95
BancorpSouth Bank	1,040,714	7.87	1,119,612	8.79
(22) SEGMENTS
     The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking. The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services. The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans. During 2008, the Company created an additional operating segment, Insurance Agencies, based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of the insurance agencies. The Company’s insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services. The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments. The increase in the performance of the General Corporate and Other operating segment in 2009 and 2010 was primarily related to mortgage lending.
     Results of operations and selected financial information by operating segment for the years ended December 31, 2010, 2009 and 2008 are presented below:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
2010
Results of Operations
Net interest revenue	$411,936	$561	$28,645	$441,142
Provision for credit losses	197,539	—	6,477	204,016

Net interest income after provision for credit losses	214,397	561	22,168	237,126
Noninterest revenue	114,736	82,327	67,081	264,144
Noninterest expense	308,299	70,830	107,904	487,033

Income (loss) before income taxes	20,834	12,058	(18,655)	14,237
Income tax expense (benefit)	2,914	4,786	(16,405)	(8,705)

Net income (loss)	$17,920	$7,272	$(2,250)	$22,942

Selected Financial Information
Total assets	$10,854,511	$158,919	$2,601,580	$13,615,010
Depreciation and amortization	24,910	4,230	4,532	33,672

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
2009
Results of Operations
Net interest revenue	$413,125	$625	$31,149	$444,899
Provision for credit losses	111,409	—	5,915	117,324

Net interest income after provision for credit losses	301,716	625	25,234	327,575
Noninterest revenue	130,544	80,714	64,018	275,276
Noninterest expense	327,020	68,857	94,140	490,017

Income (loss) before income taxes	105,240	12,482	(4,888)	112,834
Income tax expense (benefit)	28,079	4,918	(2,892)	30,105

Net income (loss)	$77,161	$7,564	$(1,996)	$82,729

Selected Financial Information
Total assets	$10,879,768	$159,585	$2,128,514	$13,167,867
Depreciation and amortization	28,831	4,651	2,272	35,754

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
2008
Results of Operations
Net interest revenue	$403,316	$1,259	$36,261	$440,836
Provision for credit losses	52,061	—	4,115	56,176

Net interest income after provision for credit losses	351,255	1,259	32,146	384,660
Noninterest revenue	128,910	86,431	30,266	245,607
Noninterest expense	295,466	70,684	89,763	455,913

Income (loss) before income taxes	184,699	17,006	(27,351)	174,354
Income tax expense (benefit)	57,144	6,729	(9,930)	53,943

Net income (loss)	$127,555	$10,277	$(17,421)	$120,411

Selected Financial Information
Total assets	$11,139,348	$153,456	$2,187,414	$13,480,218
Depreciation and amortization	28,396	4,891	2,392	35,679
(23) DERIVATIVE INSTRUMENTS
          The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans. The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans. Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges. At December 31, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $151.3 million, with a carrying value and fair value reflecting a gain of $2.5 million. At December 31, 2009, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $135.6 million, with a carrying value and fair value reflecting a gain of approximately $806,000. At December 31, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $70.1 million, with a carrying value and fair value reflecting a gain of approximately $639,000. At December 31, 2009, the notional amount of commitments to fund individual fixed-rate mortgage loans was $58.1 million, with a carrying value and fair value reflecting a gain of approximately $304,000.
          The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company. These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings. These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets. As of December 31, 2010, the notional amount of customer related derivative financial instruments was $514.8 million, with an average maturity of 73.4 months, an average interest receive rate of 2.5% and an average interest pay rate of 6.1%. As of December 31, 2009, the notional amount of customer related derivative financial instruments was $483.4 million, with an average maturity of 83 months, an average interest receive rate of 2.6% and an average interest pay rate of 6.1%.
(24) COMMITMENTS AND CONTINGENT LIABILITIES
Leases
          Rent expense was $6.9 million for 2010, $7.1 million for 2009 and $7.6 million for 2008. Future minimum lease payments for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010:

(In thousands)	Amount
2011	$5,718
2012	5,392
2013	4,069
2014	2,471
2015	1,583
Thereafter	5,711

Total future minimum lease payments	$24,944

Mortgage Loans Serviced for Others
          The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $3.9 billion of loans serviced for investors at December 31, 2010 was $4.9 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company’s exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.
Lending Commitments
          In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets. As of December 31, 2010, these included $171.9 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements. The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2010, 2009 and 2008.
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
          In November 2010, the Company was informed that the Atlanta Regional Office of the Securities and Exchange Commission had issued an Order of Investigation related to the Company’s delay in filing its Annual Report on Form 10-K for year ended December 31, 2009 and related matters. The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
          On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
          Otherwise, the Company and its subsidiaries are defendants in various lawsuits arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these lawsuits should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management of the Company cannot make assurances that the Company will prevail in any of these actions, nor can it reasonably estimate the amount of damages that the Company might incur.
          The Bank, as a member of Visa Inc., is obligated to share in certain liabilities associated with Visa Inc.’s settled and pending litigation. During the first quarter of 2008, $1.1 million of the previously established litigation expense reserve was reversed and recorded as a reduction of litigation expense as a result of Visa Inc.’s initial public offering and its deposit of a portion of the net proceeds thereof into an escrow account from which settlement of, or judgments relating to, the covered litigation may be paid. During the second quarter of 2008, an additional $1.1 million of the reserve was reversed as a result of a favorable court ruling. During the fourth quarter of 2009, the Company reported $2.6 million in litigation contingencies primarily related to the adverse resolution of a legal matter.
Restricted Cash Balance
          Aggregate reserves (in the form of deposits with the Federal Reserve Bank) of $2.0 million were maintained to satisfy federal regulatory requirements at December 31, 2010.
(25) CONDENSED PARENT COMPANY INFORMATION
          The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates indicated:

	December 31,
Condensed Balance Sheets	2010	2009
	(In thousands)
Assets:
Cash on deposit with subsidiary bank	$18,972	$10,538
Investment in subsidiaries	1,352,569	1,413,277
Other assets	12,900	14,474

Total assets	$1,384,441	$1,438,289

Liabilities and shareholders’ equity:
Total liabilities	$162,197	$161,993
Shareholders’ equity	1,222,244	1,276,296

Total liabilities and shareholders’ equity	$1,384,441	$1,438,289

	Year Ended December 31,
Condensed Statements of Income	2010	2009	2008
	(In thousands)
Dividends from subsidiaries	$89,500	$54,000	$80,000
Other operating income	837	1,513	215

Total income	90,337	55,513	80,215

Operating expenses	16,807	16,303	16,821

Income before tax benefit and equity in undistributed earnings	73,530	39,210	63,394
Income tax benefit	6,102	5,657	6,351

Income before equity in undistributed earnings of subsidiaries	79,632	44,867	69,745
Equity in (distributed) undistributed earnings of subsidiaries	(56,690)	37,862	50,666

Net income	$22,942	$82,729	$120,411

	Year Ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
	(In thousands)
Operating activities:
Net income	$22,942	$82,729	$120,411
Adjustments to reconcile net income to net cash provided by operating activities	58,486	(39,131)	(40,389)

Net cash provided by operating activities	81,428	43,598	80,022
Investing activities:
Net cash paid for acquisitions	—	—	(10,607)

Net cash used in investing activities	—	—	(10,607)
Financing activities:
Cash dividends	(73,458)	(73,335)	(71,883)
Common stock transactions, net	464	6,320	15,327

Net cash used in financing activities	(72,994)	(67,015)	(56,556)

Increase (decrease) in cash and cash equivalents	8,434	(23,417)	12,859
Cash and cash equivalents at beginning of year	10,538	33,955	21,096

Cash and cash equivalents at end of year	$18,972	$10,538	$33,955

(26) OTHER NONINTEREST INCOME AND EXPENSE
     The following table details other noninterest income for the three years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Annuity fees	$2,474	$3,721	$6,363
Brokerage commissions and fees	5,512	4,803	5,434
Bank-owned life insurance	7,737	8,614	7,338
Other miscellaneous income	14,433	28,225	23,350

Total other noninterest income	$30,156	$45,363	$42,485

     The following table details other noninterest expense for the three years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Advertising	$5,354	$6,377	$7,640
Foreclosed property expense	18,355	13,599	4,936
Telecommunications	9,466	8,854	8,672
Public relations	6,088	5,900	6,483
Data processing	6,068	6,175	5,467
Computer software	7,334	7,260	7,082
Amortization of intangibles	3,909	4,957	5,927
Legal fees	6,240	5,932	5,147
Postage and shipping	5,044	4,939	5,293
Other miscellaneous expense	62,622	62,002	59,801

Total other noninterest expense	$130,480	$125,995	$116,448

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
          Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described above under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported on a timely basis. In light of this material weakness, in preparing the Company’s Consolidated Financial Statements included in this Report, the Company performed a thorough review of credit quality, focusing especially on the grading of loans used in the determination of the allowance for credit losses to ensure that the Company’s Consolidated Financial Statements included in this Report have been prepared in accordance with U.S. GAAP. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this Report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in this Report.
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses as of December 31, 2009 and 2010. During the fourth quarter of 2010, the Company successfully remediated two of the deficiencies that contributed to the material weakness reported as of December 31, 2009. These deficiencies related to (i) identification of loan modifications and communication with accounting personnel for accounting and disclosure consideration and (ii) ineffective controls to ensure that updated appraisals for loans were obtained. Other than the successful remediation of these deficiencies, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REMEDIATION PLAN FOR MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
          Subsequent to December 31, 2009, and immediately following management’s identification of the above-referenced material weakness, management began taking steps to remediate the material weakness. These ongoing efforts that commenced during 2010 included the following:
•	The creation of a real estate risk management group which oversees compliance with laws, regulations and U.S. GAAP related to lending activities;

•	Testing of significant loans, with a focus on higher risk loans, for impairment on a monthly basis;

•	Reporting by management to the Board of Directors on a quarterly basis regarding significant problem loans and potentially problematic portfolios;

•	Additional resources to the Bank’s appraisal group, as necessary, for compliance with appraisal policies and procedures;

•	Additional personnel to the Company’s independent loan review function;

•	The identification of new leadership for the independent loan review function; and

•	Migration to a risk-based approach for timing of loan reviews.
          Management anticipates that these remedial actions will strengthen the Company’s internal control over financial reporting and will, over time, address the material weakness that was identified as of December 31, 2010. Because some of these remedial actions will take place on a quarterly basis, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          Information concerning the directors and nominees of the Company appears under the caption “Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF REGISTRANT
          Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in the Report. Other information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders.
AUDIT COMMITTEE FINANCIAL EXPERT
          Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.
IDENTIFICATION OF THE AUDIT COMMITTEE
          Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance — Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference. In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.
MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES
          The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2010 annual meeting of shareholders.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.
CERTAIN CORPORATE GOVERNANCE DOCUMENTS
          The Company has adopted a code of business conduct and ethics that applies to its directors, chief executive officer, chief financial officer, other officers, other financial reporting persons and employees. The Company has also adopted Corporate Governance Principles for its Board of Directors. These documents, as well as the charters of the Audit Committee, Executive Compensation and Stock Incentive Committee and Nominating Committee of the Board of Directors, are available on the Company’s website at www.bancorpsouth.com on the Investors Relations webpage under the captions “Corporate Information-Governance Documents” and “-Committee Charting,” or shareholders may request a free copy of these documents from:
BancorpSouth, Inc.
Corporate Secretary
One Mississippi Plaza
201 South Spring Street
Tupelo, Mississippi 38804
(662) 680-2000

          The Company intends to disclose any amendments to its code of business conduct and ethics and any waiver from a provision of the code, as required by the SEC, on the Company’s website within four business days following such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION.
          This information appears under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          This information appears under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference. Information regarding director independence appears under the caption “Corporate Governance — Director Independence” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          Information regarding accountant fees and services appears under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
1.	Consolidated Financial Statements: See “Item 8. Financial Statements and Supplementary Data.”

2.	Consolidated Financial Statement Schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits:
(3)	(a)	Restated Articles of Incorporation, as amended. (1)

(b)	Bylaws, as amended and restated. (2)

(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

(d)	Amendment No. 2 to Amended and Restated Bylaws (4)

(e)	Amendment No. 3 to Amended and Restated Bylaws (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

(h)	Junior Subordinated Debt Security Specimen. (9)

(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (10)(27)

(b)	1994 Stock Incentive Plan, as amended and restated. (11)(27)

(c)	Form of Performance Share Award Agreement. (12)(27)

(d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (13)(27)

(e)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(27)

(f)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(27)

(g)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (10)(27)

(h)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (10)(27)

(i)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(27)

(j)	Description of Dividend Reinvestment Plan. (16)(27)

(k)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(27)

(l)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(27)

(m)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (10)(27)

(n)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(27)

(o)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(27)

(p)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(27)

(q)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(27)

(r)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(27)

(s)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (22)(27)

(t)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (23)(27)

(u)	BancorpSouth, Inc. 1994 Stock Incentive Plan Restricted Stock Agreement with Aubrey B. Patterson. (24)(27)

(v)	BancorpSouth, Inc. Executive Performance Incentive Plan. (25)(27)

(w)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (10)(27)

(x)	Premier Bancorp, Inc. 1998 Stock Option Plan. (26)(27)

(y)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (26)(27)

(z)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (26)

(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (26)(27)

(11)	Statement re computation of per share earnings.*

(21)	Subsidiaries of the Registrant.*

(23)	Consent of Independent Accountants.*

(31.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)	Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)	Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 001-12991) and incorporated by reference thereto.

(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 0-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(26)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(27)	Compensatory plans or arrangements. * Filed herewith.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORPSOUTH, INC.

DATE: February 28, 2011	By:	/s/ Aubrey B. Patterson
Aubrey B. Patterson
Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson Aubrey B. Patterson	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2011

/s/ William L. Prater William L. Prater	Treasurer and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Gary C. Bonds Gary C. Bonds	Senior Vice President and Principal Accounting Officer	February 28, 2011

/s/ James E. Campbell III James E. Campbell III	Director	February 28, 2011

/s/ Hassell H. Franklin Hassell H. Franklin	Director	February 28, 2011

/s/ W. G. Holliman, Jr. W. G. Holliman, Jr.	Director	February 28, 2011

/s/ James V. Kelley James V. Kelley	President, Chief Operating Officer and Director	February 28, 2011

/s/ Larry G. Kirk Larry G. Kirk	Director	February 28, 2011

/s/ Turner O. Lashlee Turner O. Lashlee	Director	February 28, 2011

/s/ Guy W. Mitchell Guy W. Mitchell, III	Director	February 28, 2011

/s/ R. Madison Murphy R. Madison Murphy	Director	February 28, 2011

/s/ Robert C. Nolan Robert C. Nolan	Director	February 28, 2011

/s/ W. Cal Partee, Jr. W. Cal Partee, Jr.	Director	February 28, 2011

/s/ Alan W. Perry Alan W. Perry	Director	February 28, 2011

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Restated Articles of Incorporation, as amended. (1)

	(b)	Bylaws, as amended and restated. (2)

	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)

	(d)	Amendment No. 2 to Amended and Restated Bylaws (4)

	(e)	Amendment No. 3 to Amended and Restated Bylaws (4)

(4)	(a)	Specimen Common Stock Certificate. (5)

	(b)	Rights Agreement, dated as of April 24, 1991, including as Exhibit A the forms of Rights Certificate and of Election to Purchase and as Exhibit B the summary of Rights to Purchase Common Shares. (6)

	(c)	First Amendment to Rights Agreement, dated as of March 28, 2001. (7)

	(d)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (8)

	(e)	Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (9)

	(f)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(g)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (9)

	(h)	Junior Subordinated Debt Security Specimen. (9)

	(i)	Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (9)

	(j)	Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (10)(27)

	(b)	1994 Stock Incentive Plan, as amended and restated. (11)(27)

	(c)	Form of Performance Share Award Agreement. (12)(27)

	(d)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (13)(27)

	(e)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(27)

	(f)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(27)

	(g)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (10)(27)

	(h)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (10)(27)

	(i)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(27)

	(j)	Description of Dividend Reinvestment Plan. (16)(27)

	(k)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(27)

	(l)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(27)

	(m)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (10)(27)

	(n)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(27)

	(o)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(27)

	(p)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(27)

	(q)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(27)

	(r)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(27)

	(s)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (22)(27)

	(t)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (23)(27)

	(u)	BancorpSouth, Inc. 1994 Stock Incentive Plan Restricted Stock Agreement with Aubrey B. Patterson. (24)(27)

	(v)	BancorpSouth, Inc. Executive Performance Incentive Plan. (25)(27)

	(w)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (10)(27)

	(x)	Premier Bancorp, Inc. 1998 Stock Option Plan. (26)(27)

	(y)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (26)(27)

Exhibit No.		Description
	(z)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (26)(27)

	(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (26)(27)

(11)		Statement re computation of per share earnings.*

(21)		Subsidiaries of the Registrant.*

(23)		Consent of Independent Accountants.*

(31.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)		Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)		Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**		Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

(1)	Filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006 (file number 1-12991) and incorporated by reference thereto.

(2)	Filed as exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 001-12991) and incorporated by reference thereto.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(5)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(7)	Filed as exhibit 1 to the Company’s registration statement on Form 8-A filed on April 24, 1991 (file number 0-10826) and incorporated by reference thereto.

(8)	Filed as exhibit 2 to the Company’s amended registration statement on Form 8-A/A filed on March 28, 2001 (file number 1-12991) and incorporated by reference thereto.

(9)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (file number 0-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

2

(14)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.

(15)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.

(16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(17)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.

(18)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.

(19)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.

(21)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.

(23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.

(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.

(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.

(26)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.

(27)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.

(28)	Compensatory plans or arrangements.

*	Filed herewith.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

3