Form 10-Q
period 2011-03-31
BANCORPSOUTH INC
filed 2011-05-09
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):  Large accelerated filer [X]  Accelerated filer [  ]  Non-accelerated filer (Do not check if a smaller reporting company) [  ]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 2, 2011, the registrant had outstanding 83,486,737 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to net interest revenue, estimates of fair value discount rates, fair values of held-to-maturity and available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, the Company’s ability to meet the challenges of the current economic cycle, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, goodwill, the Company’s reserve for losses from representation and warranty obligations, the Company’s foreclosure process related to mortgage loans, the impact of the Durbin Debit Interchange Amendment on the Company’s debit card revenue, the impact of the Federal Reserve’s new rules regarding overdraft payments on the Company’s service charge revenue, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, concessions granted to borrowers experiencing financial difficulties, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, payment of dividends, the impact of federal and state regulatory requirements for capital on the Company’s ability to meet its cash obligations, the impact of pending litigation and the implementation and effect of remedial actions to address the material weakness in internal control over financial reporting. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, conditions in the financial markets and economic conditions generally, the soundness of other financial institutions, the availability of capital on favorable terms if and when needed, liquidity risk, the credit risk associated with real estate construction, estimates of costs and values associated with acquisition and development loans in the Company’s loan portfolio, the adequacy of the Company’s allowance for credit losses to cover actual credit losses, governmental regulation and supervision of the Company’s operations, the susceptibility of the Company’s business to local economic conditions, the impact of recent legislation and regulations on service charges for core deposit accounts, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, the impact of hurricanes or other adverse weather events, risks in connection with completed or potential acquisitions, dilution caused by the Company’s issuance of securities to raise capital or to acquire other banks, bank holding companies, financial holding companies and insurance agencies, restrictions on the Company’s ability to declare and pay dividends, the Company’s growth strategy, diversification in the types of financial services the Company offers, competition with other financial services companies, interruptions or breaches in security of the Company’s information systems, the failure of certain third party vendors to perform, the Company’s ability to improve its internal controls adequately, any requirement that the Company write down goodwill or other intangible assets, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$146,989	$99,916	$187,115
Interest bearing deposits with other banks	102,312	172,170	9,943
Held-to-maturity securities, at amortized cost	1,667,203	1,613,019	1,219,983
Available-for-sale securities, at fair value	1,145,463	1,096,062	891,221
Federal funds sold and securities purchased under agreement to resell	150,000	150,000	120,000
Loans and leases	9,255,609	9,376,351	9,756,081
Less: Unearned income	41,773	43,244	45,259
Allowance for credit losses	198,333	196,913	188,884
Net loans	9,015,503	9,136,194	9,521,938
Loans held for sale	56,876	93,697	80,312
Premises and equipment, net	329,862	332,890	339,860
Accrued interest receivable	61,105	61,025	69,022
Goodwill	271,297	270,097	270,097
Bank owned life insurance	194,988	194,064	189,022
Other real estate owned	136,412	133,412	59,269
Other assets	269,228	262,464	272,408
TOTAL ASSETS	$13,547,238	$13,615,010	$13,230,190

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,027,990	$2,060,145	$1,860,579
Interest bearing	5,023,073	4,931,518	4,589,029
Savings	932,574	863,034	768,302
Other time	3,480,477	3,635,324	3,776,251
Total deposits	11,464,114	11,490,021	10,994,161
Federal funds purchased and securities sold under agreement to repurchase	421,782	440,593	480,795
Short-term Federal Home Loan Bank and other short-term borrowings	2,715	2,727	2,500
Accrued interest payable	13,238	14,336	17,972
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	110,000	110,000	112,760
Other liabilities	164,016	174,777	196,806
TOTAL LIABILITIES	12,336,177	12,392,766	11,965,306

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 83,481,737,
83,481,737 and 83,462,120 shares, respectively	208,704	208,704	208,655
Capital surplus	225,597	224,976	223,307
Accumulated other comprehensive loss	(16,579)	(14,453)	(10,645)
Retained earnings	793,339	803,017	843,567
TOTAL SHAREHOLDERS' EQUITY	1,211,061	1,222,244	1,264,884
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,547,238	$13,615,010	$13,230,190

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2011	2010
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$117,358	$126,956
Deposits with other banks	122	21
Federal funds sold and securities purchased under agreement to resell	131	82
Held-to-maturity securities:
Taxable	8,014	9,415
Tax-exempt	3,347	2,461
Available-for-sale securities:
Taxable	8,585	8,385
Tax-exempt	824	832
Loans held for sale	447	506
Total interest revenue	138,828	148,658

INTEREST EXPENSE:
Deposits:
Interest bearing demand	6,546	9,392
Savings	826	889
Other time	17,483	21,529
Federal funds purchased and securities sold under agreement to repurchase	152	228
Federal Home Loan Bank borrowings	1,523	1,880
Junior subordinated debt	2,859	2,855
Other	2	3
Total interest expense	29,391	36,776
Net interest revenue	109,437	111,882
Provision for credit losses	53,479	43,519
Net interest revenue, after provision for credit losses	55,958	68,363

NONINTEREST REVENUE:
Mortgage lending	7,581	5,025
Credit card, debit card and merchant fees	10,346	8,810
Service charges	15,368	16,262
Trust income	3,134	2,587
Security gains, net	17	1,297
Insurance commissions	22,549	21,668
Other	9,316	7,683
Total noninterest revenue	68,311	63,332

NONINTEREST EXPENSE:
Salaries and employee benefits	70,375	69,287
Occupancy, net of rental income	10,671	10,775
Equipment	5,658	5,739
Deposit insurance assessments	5,425	4,250
Other	37,881	30,432
Total noninterest expense	130,010	120,483
Income (loss) before income taxes	(5,741)	11,212
Income tax (benefit) expense	(5,247)	2,816
Net income (loss)	$(494)	$8,396

Earnings (loss) per share: Basic	$(0.01)	$0.10
Diluted	$(0.01)	$0.10

Dividends declared per common share	$0.11	$0.22

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2011	2010
	(In thousands)
Operating Activities:
Net income (loss)	$(494)	$8,396
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	53,479	43,519
Depreciation and amortization	7,476	7,547
Deferred taxes	(145)	(6,328)
Amortization of intangibles	854	1,015
Amortization of debt securities premium and discount, net	1,813	1,268
Share-based compensation expense	617	567
Security gains, net	(17)	(1,297)
Net deferred loan origination expense	(2,127)	(2,371)
Excess tax benefit from exercise of stock options	(4)	(21)
Increase in interest receivable	(80)	(371)
Decrease in interest payable	(1,098)	(1,616)
Realized gain on mortgages sold	(7,486)	(2,041)
Proceeds from mortgages sold	244,030	208,825
Origination of mortgages held for sale	(202,796)	(207,400)
Increase in bank-owned life insurance	(924)	(1,252)
(Increase) decrease in prepaid pension asset	(93)	395
Decrease in prepaid deposit insurance assessments	4,887	3,830
Other, net	(18,026)	2,072
Net cash provided by operating activities	79,866	54,737
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	88,896	106,558
Proceeds from calls and maturities of available-for-sale securities	22,576	142,641
Purchases of held-to-maturity securities	(143,549)	(293,816)
Purchases of available-for-sale securities	(77,349)	(77,220)
Net decrease in loans and leases	66,339	36,004
Purchases of premises and equipment	(4,453)	(3,567)
Proceeds from sale of premises and equipment	17	42
Contingency earn-out payment	(1,200)	-
Other, net	(16)	-
Net cash used in investing activities	(48,739)	(89,358)
Financing activities:
Net (decrease) increase in deposits	(25,907)	316,459
Net decrease in short-term debt and other liabilities	(18,826)	(305,075)
Repayment of long-term debt	-	(11)
Issuance of common stock	-	201
Excess tax benefit from exercise of stock options	4	21
Payment of cash dividends	(9,183)	(18,361)
Net cash used in financing activities	(53,912)	(6,766)

Decrease in cash and cash equivalents	(22,785)	(41,387)
Cash and cash equivalents at beginning of period	272,086	238,445
Cash and cash equivalents at end of period	$249,301	$197,058

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.  Certain 2010 amounts have been reclassified to conform with the 2011 presentation.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc. and BancorpSouth Municipal Development Corporation.

NOTE 2 – LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development; and commercial.  A summary of gross loans and lease by segment and class as of the dates indicated follows:

	March 31,		December 31,
	2011	2010	2010
	(In thousands)

Commercial and industrial	$1,497,380	$1,515,404	$1,505,471
Real estate
Consumer mortgages	1,987,198	2,014,085	1,978,145
Home equity	531,406	549,924	543,272
Agricultural	250,393	266,649	252,292
Commercial and industrial-owner occupied	1,316,824	1,423,098	1,331,473
Construction, acquisition and development	1,088,504	1,428,882	1,148,161
Commercial	1,831,226	1,809,660	1,816,951
Credit cards	100,732	101,464	106,345
All other	651,946	646,915	694,241
Total	$9,255,609	$9,756,081	$9,376,351

The following table shows the Company’s  loans and leases, net of unearned income, as of March 31, 2011 by segment, class and geographical location:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$70,272	$185,200	$329,092	$85,322	$122,243	$264,931	$427,163	$1,484,223
Real estate
Consumer mortgages	117,317	279,192	779,416	69,695	257,860	407,499	76,219	1,987,198
Home equity	67,680	43,172	176,147	29,884	152,434	60,061	2,028	531,406
Agricultural	7,487	75,398	75,149	5,698	30,676	50,450	5,535	250,393
Commercial and industrial-owner occupied	118,075	175,921	457,441	69,028	209,035	228,923	58,401	1,316,824
Construction, acquisition and development	121,602	87,112	287,192	89,316	290,907	197,536	14,839	1,088,504
Commercial	206,827	334,602	362,642	258,569	248,333	372,249	48,004	1,831,226
Credit cards	-	-	-	-	-	-	100,732	100,732
All other	15,029	41,399	78,058	648	63,889	27,792	396,515	623,330
Total	$724,289	$1,221,996	$2,545,137	$608,160	$1,375,377	$1,609,441	$1,129,436	$9,213,836

* The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

The Company does not have any loan concentrations, other than those reflected in the preceding tables, which exceed 10% of total loans.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain of these loans are structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.
The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2011 and December 31, 2010:

	March 31, 2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$8,863	$4,182	$6,907	$19,952	$1,464,271	$1,484,223	$501
Real estate
Consumer mortgages	17,153	6,834	21,401	45,388	1,941,810	1,987,198	3,152
Home equity	2,333	635	867	3,835	527,571	531,406	139
Agricultural	1,038	40	6,074	7,152	243,241	250,393	7
Commercial and industrial-owner occupied	3,610	2,652	15,035	21,297	1,295,527	1,316,824	255
Construction, acquisition and development	9,323	16,273	103,356	128,952	959,552	1,088,504	19
Commercial	20,567	4,895	7,404	32,866	1,798,360	1,831,226	7
Credit cards	703	411	620	1,734	98,998	100,732	240
All other	2,137	299	1,284	3,720	619,610	623,330	509
Total	$65,727	$36,221	$162,948	$264,896	$8,948,940	$9,213,836	$4,829

	December 31, 2010
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$13,037	$848	$12,000	$25,885	$1,465,298	$1,491,183	$675
Real estate
Consumer mortgages	18,010	5,168	28,205	51,383	1,926,762	1,978,145	6,521
Home equity	1,258	800	755	2,813	540,459	543,272	173
Agricultural	1,140	3,450	3,527	8,117	244,175	252,292	123
Commercial and industrial-owner occupied	9,260	1,290	7,323	17,873	1,313,600	1,331,473	20
Construction, acquisition and development	21,363	9,150	86,699	117,212	1,030,949	1,148,161	197
Commercial	4,409	4,712	10,507	19,628	1,797,323	1,816,951	-
Credit cards	793	373	780	1,946	104,399	106,345	330
All other	2,058	1,117	847	4,022	661,263	665,285	461
Total	$71,328	$26,908	$150,643	$248,879	$9,084,228	$9,333,107	$8,500

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2011 and December 31, 2010:

	March 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,428,940	$420	$42,564	$991	$765	$10,543	$1,484,223
Real estate
Consumer mortgage	1,824,894	1,599	109,623	4,034	97	46,951	1,987,198
Home equity	513,657	300	15,355	227	852	1,015	531,406
Agricultural	225,120	44	18,907	-	-	6,322	250,393
Commercial and industrial-owner occupied	1,235,440	753	58,327	357	103	21,844	1,316,824
Construction, acquisition and development	774,190	330	115,998	927	1,262	195,797	1,088,504
Commercial	1,682,205	5,548	88,073	136	-	55,264	1,831,226
Credit Cards	100,336	11	296	7	82	-	100,732
All other	595,290	48	26,400	402	105	1,085	623,330
Total	$8,380,072	$9,053	$475,543	$7,081	$3,266	$338,821	$9,213,836

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,429,443	$5,764	$51,562	$1,577	$701	$2,136	$1,491,183
Real estate
Consumer mortgage	1,816,472	1,867	117,794	3,202	123	38,687	1,978,145
Home equity	527,047	1,231	13,169	613	361	851	543,272
Agricultural	226,054	309	21,614	-	20	4,295	252,292
Commercial and industrial-owner occupied	1,250,265	1,422	62,783	900	30	16,073	1,331,473
Construction, acquisition and development	842,993	1,882	125,639	2,147	1,046	174,454	1,148,161
Commercial	1,688,228	5,565	86,358	98	495	36,207	1,816,951
Credit Cards	106,181	11	146	7	-	-	106,345
All other	641,292	35	22,735	477	44	702	665,285
Total	$8,527,975	$18,086	$501,800	$9,021	$2,820	$273,405	$9,333,107

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at March 31, 2011 and December 31, 2010:

	March 31, 2011
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment in	Balance of	Allowance for	Recorded	Income
	Impaired Loans	Impaired Loans	Credit Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$5,615	$7,115	$-	$4,307	$5
Real estate
Consumer mortgage	28,268	35,422	-	26,997	64
Home equity	798	1,148	-	643	-
Agricultural	3,991	5,016	-	3,015	-
Commercial and industrial-owner occupied	7,719	10,132	-	8,991	57
Construction, acquisition and development	113,642	167,702	-	138,859	70
Commercial	21,302	27,907	-	28,807	48
All other	678	906	-	916	8
Total	$182,013	$255,348	$-	$212,535	$252

With an allowance:
Commercial and industrial	$4,928	$5,131	$2,795	$4,547	$-
Real estate
Consumer mortgage	18,683	19,254	5,033	18,316	147
Home equity	217	217	121	596	-
Agricultural	2,331	2,331	1,368	3,315	14
Commercial and industrial-owner occupied	14,125	14,182	4,523	11,348	13
Construction, acquisition and development	82,155	91,389	26,912	97,793	393
Commercial	33,962	35,238	8,516	26,217	216
All other	407	407	151	140	1
Total	$156,808	$168,149	$49,419	$162,272	$784

Total:
Commercial and industrial	$10,543	$12,246	$2,795	$8,854	$5
Real estate
Consumer mortgage	46,951	54,676	5,033	45,313	211
Home equity	1,015	1,365	121	1,239	-
Agricultural	6,322	7,347	1,368	6,330	14
Commercial and industrial-owner occupied	21,844	24,314	4,523	20,339	70
Construction, acquisition and development	195,797	259,091	26,912	236,652	463
Commercial	55,264	63,145	8,516	55,024	264
All other	1,085	1,313	151	1,056	9
Total	$338,821	$423,497	$49,419	$374,807	$1,036

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Commercial and industrial	$1,457	$2,600	$-
Real estate
Consumer mortgage	15,299	22,288	-
Home equity	290	629	-
Agricultural	1,439	1,981	-
Commercial and industrial-owner occupied	10,920	12,371	-
Construction, acquisition and development	76,133	112,923	-
Commercial	15,795	20,478	-
All other	702	931	-
Total	$122,035	$174,201	$-

With an allowance:
Commercial and industrial	$679	$977	$125
Real estate
Consumer mortgage	23,388	25,373	4,629
Home equity	561	561	41
Agricultural	2,856	3,132	544
Commercial and industrial-owner occupied	5,153	5,298	1,361
Construction, acquisition and development	98,321	114,809	28,792
Commercial	20,412	21,026	5,227
All other	-	-	-
Total	$151,370	$171,176	$40,719

Total:
Commercial and industrial	$2,136	$3,577	$125
Real estate
Consumer mortgage	38,687	47,661	4,629
Home equity	851	1,190	41
Agricultural	4,295	5,113	544
Commercial and industrial-owner occupied	16,073	17,669	1,361
Construction, acquisition and development	174,454	227,732	28,792
Commercial	36,207	41,504	5,227
All other	702	931	-
Total	$273,405	$345,377	$40,719

The following tables provide details regarding impaired construction, acquisition and development loans and leases, net of unearned income, by collateral type at March 31, 2011 and December 31, 2010:

	March 31, 2011
		Unpaid
	Recorded	Principal	Related	Average	Interest
	Investment in	Balance of	Allowance for	Recorded	Income
	Impaired Loans	Impaired Loans	Credit Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$8,352	$15,519	$-	$15,172	$-
One-to-four family construction	6,814	8,742	-	5,992	5
Recreation and all other loans	-	-	-	242	1
Commercial construction	9,826	18,032	-	20,377	2
Commercial acquisition and development	33,837	40,418	-	20,891	-
Residential acquisition and development	54,813	84,991	-	76,185	62
Total	$113,642	$167,702	$-	$138,859	$70

With an allowance:
Multi-family construction	$-	$-	$-	$1,325	$-
One-to-four family construction	3,181	3,287	990	4,783	-
Recreation and all other loans	708	880	148	636	2
Commercial construction	6,606	10,828	5,270	9,252	45
Commercial acquisition and development	12,435	12,435	2,347	15,666	156
Residential acquisition and development	59,225	63,959	18,157	66,131	190
Total	$82,155	$91,389	$26,912	$97,793	$393

Total:
Multi-family construction	$8,352	$15,519	$-	$16,497	$-
One-to-four family construction	9,995	12,029	990	10,775	5
Recreation and all other loans	708	880	148	878	3
Commercial construction	16,432	28,860	5,270	29,629	47
Commercial acquisition and development	46,272	52,853	2,347	36,557	156
Residential acquisition and development	114,038	148,950	18,157	142,316	252
Total	$195,797	$259,091	$26,912	$236,652	$463

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Multi-family construction	$8,293	$9,975	$-
One-to-four family construction	2,440	3,734	-
Recreation and all other loans	392	580	-
Commercial construction	11,171	13,062	-
Commercial acquisition and development	7,897	12,501	-
Residential acquisition and development	45,940	73,071	-
Total	$76,133	$112,923	$-

With an allowance:
Multi-family construction	$1,904	$6,978	$4
One-to-four family construction	5,546	6,117	529
Recreation and all other loans	498	498	148
Commercial construction	12,459	12,612	5,246
Commercial acquisition and development	21,575	21,575	8,424
Residential acquisition and development	56,339	67,029	14,441
Total	$98,321	$114,809	$28,792

Total:
Multi-family construction	$10,197	$16,953	$4
One-to-four family construction	7,986	9,851	529
Recreation and all other loans	890	1,078	148
Commercial construction	23,630	25,674	5,246
Commercial acquisition and development	29,472	34,076	8,424
Residential acquisition and development	102,279	140,100	14,441
Total	$174,454	$227,732	$28,792

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”) are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at March 31, 2011 and December 31, 2010 was $338.8 million and $273.4 million, respectively.  At March 31, 2011 and December 31, 2010, $156.8 million and $151.4 million, respectively, of those impaired loans had a valuation allowance of $49.4 million and $40.7 million, respectively.  The remaining balance of impaired loans of $182.0 million and $122.0 million at March 31, 2011 and December 31, 2010, respectively, were carried at fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $81.6 million and $63.7 million at March 31, 2011 and December 31, 2010, respectively.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	March 31,		December 31,
	2011	2010	2010
	(In thousands)

Non-accrual loans and leases	$370,726	$199,637	$347,499
Loans and leases 90 days or more past due, still accruing	4,829	20,452	8,500
Restructured loans and leases still accruing	49,472	15,576	38,376
Total non-performing loans	$425,027	$235,665	$394,375

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At March 31, 2011, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Missouri and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2011	2010	2010
	(In thousands)
Commercial and industrial	$14,655	$6,306	$13,075
Real estate
Consumer mortgages	58,748	24,047	46,496
Home equity	1,543	761	811
Agricultural	7,597	3,047	7,589
Commercial and industrial-owner occupied	24,638	15,083	20,338
Construction, acquisition and development	202,124	116,191	199,072
Commercial	58,945	30,094	57,766
Credit cards	617	1,072	720
All other	1,859	3,034	1,632
Total	$370,726	$199,635	$347,499

In the normal course of business, management grants concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status if there has been at least a six-month period of sustained repayment performance by the borrower.  During the first three months of 2011, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$22,479	$(8,809)	$184	$6,525	$20,379
Real estate
Consumer mortgage	37,347	(3,974)	143	2,916	36,432
Home equity	7,305	(1,082)	45	1,424	7,692
Agricultural	4,997	(592)	2	40	4,447
Commercial and industrial-owner occupied	20,403	(1,716)	173	11,064	29,924
Construction, acquisition and development	57,241	(31,629)	564	25,232	51,408
Commercial	33,439	(4,514)	13	4,547	33,485
Credit Cards	4,126	(881)	255	(54)	3,446
All other	9,576	(553)	312	1,785	11,120
Total	$196,913	$(53,750)	$1,691	$53,479	$198,333

	Year ended
	December 31, 2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(11,879)	$1,330	$11,874	$22,479
Real estate
Consumer mortgage	37,048	(25,639)	1,448	24,490	37,347
Home equity	7,218	(5,215)	179	5,123	7,305
Agricultural	4,192	(1,201)	12	1,994	4,997
Commercial and industrial-owner occupied	22,989	(9,200)	399	6,215	20,403
Construction, acquisition and development	46,193	(113,237)	1,706	122,579	57,241
Commercial	26,694	(14,084)	845	19,984	33,439
Credit Cards	3,481	(4,559)	829	4,375	4,126
All other	7,074	(6,008)	1,128	7,382	9,576
Total	$176,043	$(191,022)	$7,876	$204,016	$196,913

	Three months ended
	March 31, 2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(2,169)	$63	$2,824	$21,872
Real estate
Consumer mortgage	37,048	(4,598)	64	3,736	36,250
Home equity	7,218	(1,683)	52	1,054	6,641
Agricultural	4,192	(207)	-	7	3,992
Commercial and industrial-owner occupied	22,989	(2,465)	7	3,184	23,715
Construction, acquisition and development	46,193	(15,769)	56	23,226	53,706
Commercial	26,694	(2,278)	12	3,881	28,309
Credit Cards	3,481	(1,160)	150	797	3,268
All other	7,074	(1,050)	297	4,810	11,131
Total	$176,043	$(31,379)	$701	$43,519	$188,884

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	March 31, 2011
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$10,543	$2,795	$17,584	$20,379
Real estate
Consumer mortgage	46,951	5,033	31,399	36,432
Home equity	1,015	121	7,571	7,692
Agricultural	6,322	1,368	3,079	4,447
Commercial and industrial-owner occupied	21,844	4,523	25,401	29,924
Construction, acquisition and development	195,797	26,912	24,496	51,408
Commercial	55,264	8,516	24,969	33,485
Credit Cards	-	-	3,446	3,446
All other	1,085	151	10,969	11,120
Total	$338,821	$49,419	$148,914	$198,333

	December 31, 2010
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$2,136	$125	$22,354	$22,479
Real estate
Consumer mortgage	38,687	4,629	32,718	37,347
Home equity	851	41	7,264	7,305
Agricultural	4,295	544	4,453	4,997
Commercial and industrial-owner occupied	16,073	1,361	19,042	20,403
Construction, acquisition and development	174,454	28,792	28,449	57,241
Commercial	36,207	5,227	28,212	33,439
Credit Cards	-	-	4,126	4,126
All other	702	-	9,576	9,576
Total	$273,405	$40,719	$156,194	$196,913

Management evaluates  impaired loans individually in determining the adequacy of the allowance for impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2011	2010	2010
	(In thousands)
Balance at beginning of period	$133,412	$59,265	$59,265
Additions to foreclosed properties
New foreclosed property	21,464	14,615	129,796
Reductions in foreclosed properties
Sales	(13,528)	(12,521)	(45,217)
Writedowns	(4,936)	(2,090)	(10,432)
Balance at end of period	$136,412	$59,269	$133,412

The following table presents the other real estate owned by geographical location, segment and class at March 31, 2011:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$195	$18	$-	$-	$-	$190	$-	$403
Real estate
Consumer mortgages	4,736	1,082	4,009	837	5,458	1,001	2,529	19,652
Home equity	20	-	-	-	816	-	-	836
Agricultural	949	87	990	-	1,166	-	-	3,192
Commercial and industrial-owner occupied	2,333	93	1,623	79	3,943	203	292	8,566
Construction, acquisition and development	12,909	2,166	24,111	3,914	50,178	125	619	94,022
Commercial	4,431	1,677	78	451	2,364	-	-	9,001
All other	172	44	330	194	-	-	-	740
Total	$25,745	$5,167	$31,141	$5,475	$63,925	$1,519	$3,440	$136,412

* The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

Of the $63.9 million of other real estate owned located in the Tennessee market, 83.5% was located in the greater Memphis area.
The Company incurred total foreclosed property expenses of $7.1 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $5.4 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of held-to-maturity securities as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,278,185	$23,433	$5,781	$1,295,837
Obligations of states and political subdivisions	389,018	7,110	2,713	393,415
Total	$1,667,203	$30,543	$8,494	$1,689,252

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,246,649	$27,082	$4,320	$1,269,411
Obligations of states and political subdivisions	366,370	4,286	7,376	363,280
Total	$1,613,019	$31,368	$11,696	$1,632,691

Gross gains of approximately $16,000 and no gross losses were recognized on held-to-maturity securities during the first three months of 2011, while gross gains of approximately $15,000 and no gross losses were recognized during the first three months of 2010.  These gains and losses were a result of held-to-maturity securities being called prior to maturity.

The amortized cost and estimated fair value of held-to-maturity securities at March 31, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$180,984	$183,865
Maturing after one year through five years	1,118,375	1,129,069
Maturing after five years through ten years	132,242	138,384
Maturing after ten years	235,602	237,934
Total	$1,667,203	$1,689,252

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$444,784	$14,979	$-	$459,763
Government agency issued residential
mortgage-backed securities	529,008	5,445	5,151	529,302
Government agency issued commercial
mortgage-backed securities	30,463	695	220	30,938
Obligations of states and political subdivisions	110,161	1,847	628	111,380
Other	13,396	684	-	14,080
Total	$1,127,812	$23,650	$5,999	$1,145,463

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$416,005	$17,153	$-	$433,158
Government agency issued residential
mortgage-backed securities	498,874	5,954	1,599	503,229
Government agency issued commercial
mortgage-backed securities	29,582	676	264	29,994
Obligations of states and political subdivisions	110,946	965	1,746	110,165
Other	18,943	573	-	19,516
Total	$1,074,350	$25,321	$3,609	$1,096,062

Gross gains of approximately $1,000 and no gross losses were recognized on available-for-sale securities during the first three months of 2011, while gross gains of $1.96 million and gross losses of approximately $676,000 were recognized during the first three months of 2010.
The amortized cost and estimated fair value of available-for-sale securities at March 31, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2011
		Estimated
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturing in one year or less	$186,308	$190,725
Maturing after one year through five years	434,196	442,223
Maturing after five years through ten years	268,334	269,523
Maturing after ten years	238,974	242,992
Total	$1,127,812	$1,145,463

The following table summarizes information pertaining to temporarily impaired held-to-maturity and available-for-sale securities with continuous unrealized loss positions at March 31, 2011:

	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Government agencies	$490,654	$(5,781)	$-	$-	$490,654	$(5,781)
Obligations of states and
political subdivisions	95,657	(2,590)	2,043	(123)	97,700	(2,713)
Total	$586,311	$(8,371)	$2,043	$(123)	$588,354	$(8,494)

Available-for-sale securities:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Government agency issued residential
mortgage-backed securities	291,239	(5,151)	-	-	291,239	(5,151)
Government agency issued commercial
mortgage-backed securities	5,284	(134)	3,979	(86)	9,263	(220)
Obligations of states and						-
political subdivisions	17,911	(511)	813	(117)	18,724	(628)
Other	-	-	-	-	-	-
Total	$314,434	$(5,796)	$4,792	$(203)	$319,226	$(5,999)

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during 2011 on held-to-maturity and available-for-sale securities.

NOTE 6 – PER SHARE DATA

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Because of the net loss attributable to common shareholders for the three months ended March 31, 2011, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidulitive.  Weighted-average antidilutive stock options for 3.0 million and 2.7 million shares of Company common stock with a weighted average exercise price of

$20.77 and $22.34 per share for the three months ended March 31, 2011 and 2010, respectively, were excluded from diluted shares.  Antidilutive other equity awards of approximately 57,000 shares of Company common stock for the three months ended March 31, 2011 were also excluded from diluted shares.  There were no antidilutive other equity awards for the three months ended March 31, 2010.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income (loss) available to common
shareholders	$(494)	83,449	$(0.01)	$8,396	83,369	$0.10
Effect of dilutive share-
based awards	-	-		-	171

Diluted EPS
Income (loss) available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$(494)	83,449	$(0.01)	$8,396	83,540	$0.10

NOTE 7 – COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2011			2010
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized losses arising during
holding period	$(4,044)	$1,537	$(2,507)	$(4,255)	$1,627	$(2,628)
Less: Reclassification adjustment for
net gains realized in net income	(17)	7	(10)	-	-	-
Recognized employee benefit plan
net periodic benefit cost	633	(242)	391	634	(242)	392
Other comprehensive income (loss)	$(3,428)	$1,302	$(2,126)	$(3,621)	$1,385	$(2,236)
Net income (loss)			(494)			8,396
Comprehensive income (loss)			$(2,620)			$6,160

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2011 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2010	$217,618	$52,479	$270,097
Goodwill recorded during the period	-	1,200	1,200
Balance as of March 31, 2011	$217,618	$53,679	$271,297

The goodwill recorded in the insurance agency segment during the first three months of 2011 was related to an earn-out payment associated with an insurance agency acquired during the first quarter of 2008.
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter that would indicate the necessity of an earlier goodwill impairment assessment.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$19,983	$27,801	$19,716
Customer relationship intangibles	32,511	22,239	32,511	21,661
Non-solicitation intangibles	75	9	-	-
Total	$60,387	$42,231	$60,312	$41,377

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended
	March 31,
	2011	2010
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$267	$339
Customer relationship intangibles	578	676
Non-solicitation intangibles	9	-
Total	$854	$1,015

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2011 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2011	$1,016	$2,223	$38	$3,277
For year ending December 31, 2012	946	1,905	37	2,888
For year ending December 31, 2013	582	1,632	-	2,214
For year ending December 31, 2014	526	1,398	-	1,924
For year ending December 31, 2015	157	1,136	-	1,293

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Service cost	$2,082	$1,803
Interest cost	2,028	1,907
Expected return on assets	(3,713)	(3,487)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	50	85
Recognized net loss	578	544
Net periodic benefit costs	$1,030	$857

NOTE 10 – RECENT PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standards update (“ASU”) regarding fair value measurements and disclosures.  This ASU revises two disclosure requirements concerning fair value measurements and clarifies two others.  The ASU requires expanded disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurement and the reasons for the transfers, as well as the clarifications of existing disclosures and was effective for interim or annual reporting periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010.  This ASU impacts disclosures only and is included in Note 14 below.  The new ASU will not have an impact on the financial position or results of operations of the Company.
In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010.  This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses impacts disclosures only and is included in Notes 2 and 3 above.  The new accounting standard will not have an impact on the financial position or results of operations of the Company.
In April 2011, the FASB issued an ASU regarding a creditor’s determination of whether a restructuring should be considered a TDR.  This ASU provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant.  The ASU also prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  The ASU ends the deferral of activity-based disclosures about TDRs that are part of the new credit-quality disclosure requirements.  The ASU is effective for interim and annual periods beginning on or after June 15, 2011.  The Company is currently assessing the impact of the adoption of this ASU on the financial position and results of operations of the Company.

NOTE 11 - SEGMENT REPORTING

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments -- Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of title insurance, commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments.
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2011 and 2010 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2011:
Results of Operations
Net interest revenue	$102,663	$94	$6,680	$109,437
Provision for credit losses	53,241	-	238	53,479
Net interest revenue after provision for credit losses	49,422	94	6,442	55,958
Noninterest revenue	27,991	22,538	17,782	68,311
Noninterest expense	82,710	18,060	29,240	130,010
Income (loss) before income taxes	(5,297)	4,572	(5,016)	(5,741)
Income tax expense (benefit)	(3,926)	1,822	(3,143)	(5,247)
Net income (loss)	$(1,371)	$2,750	$(1,873)	$(494)
Selected Financial Information
Total assets at end of period	$10,636,472	$164,488	$2,746,278	$13,547,238
Depreciation and amortization	6,273	975	1,082	8,330

Three months ended March 31, 2010:
Results of Operations
Net interest revenue	$104,406	$148	$7,328	$111,882
Provision for credit losses	41,948	-	1,571	43,519
Net interest revenue after provision for credit losses	62,458	148	5,757	68,363
Noninterest revenue	27,508	21,735	14,089	63,332
Noninterest expense	80,271	17,403	22,809	120,483
Income (loss) before income taxes	9,695	4,480	(2,963)	11,212
Income tax expense (benefit)	2,435	1,782	(1,401)	2,816
Net income (loss)	$7,260	$2,698	$(1,562)	$8,396
Selected Financial Information
Total assets at end of period	$10,774,812	$181,635	$2,273,743	$13,230,190
Depreciation and amortization	6,956	1,060	545	8,561

The decrease in performance of the Community Banking operating segment for the three months ended March 31, 2011 was primarily related to the increase in the provision for credit losses.

NOTE 12 – MORTGAGE SERVICING RIGHTS

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

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Unpaid principal balance	$3,946,961	$3,451,958	$3,870,872
Weighted-average prepayment speed (CPR)	13.9	15.8	15.6
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	5.2	5.6	5.2
Weighted-average remaining maturity (months)	315.0	321.0	315.0
Weighted-average servicing fee (basis points)	28.3	28.9	28.4

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2011	2010
	(In thousands)
Fair value as of January 1	$38,642	$35,560
Additions:
Origination of servicing assets	2,431	2,085
Changes in fair value:
Due to payoffs/paydowns	(1,300)	(1,302)
Due to change in valuation inputs or assumptions
used in the valuation model	2,540	8
Other changes in fair value	(7)	(1)
Fair value as of March 31	$42,306	$36,350

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.8 million and $2.7 million and late and other ancillary fees of approximately $321,000 and $351,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $97.0 million with a carrying value and fair value reflecting a loss of approximately $168,000.  At March 31, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $127.6 million with a carrying value and fair value reflecting a gain of approximately $36,000.  At March 31, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $77.9 million with a carrying value and fair value reflecting a gain of approximately $886,000.  At March 31, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $86.0 million with a carrying value and fair value reflecting a gain of approximately $825,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2011, the notional amount of customer related derivative financial instruments was $508.0 million with an average maturity of 71 months, an average interest receive rate of 2.5% and an average interest pay rate of 6.0%.

NOTE 14 – FAIR VALUE DISCLOSURES

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and 2010:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$459,763	$-	$459,763
Government agency issued residential mortgage-backed securities	-	529,302	-	529,302
Government agency issued commercial mortgage-backed securities	-	30,938	-	30,938
Obligations of states and political subdivisions	-	111,380	-	111,380
Collateralized debt obligations	-	-	-	-
Other	638	13,442	-	14,080
Mortgage servicing rights	-	-	42,306	42,306
Derivative instruments	-	-	33,120	33,120
Total	$638	$1,144,825	$75,426	$1,220,889
Liabilities:
Derivative instruments	$-	$-	$32,766	$32,766

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$489,851	$-	$489,851
Government agency issued residential mortgage-backed securities	-	250,237	-	250,237
Government agency issued commercial mortgage-backed securities	-	21,113	-	21,113
Obligations of states and political subdivisions	-	112,413	-	112,413
Collateralized debt obligations	-	-	1,449	1,449
Other	512	15,646	-	16,158
Mortgage servicing rights	-	-	36,350	36,350
Derivative instruments	-	-	29,316	29,316
Total	$512	$889,260	$67,115	$956,887
Liabilities:
Derivative instruments	$-	$-	$28,738	$28,738

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2011 and 2010:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Year to date net gains (losses) included in:
Net income (loss)	3,664	(2,331)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2011	$42,306	$354	$-
Net unrealized gains included in net income for the quarter relating to assets and liabilities held at March 31, 2011	$2,540	$354	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$844	$2,125
Year to date net gains (losses) included in:
Net income (loss)	790	(266)	(676)
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2010	$36,350	$578	$1,449
Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at March 31, 2010	$8	$(266)	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 and 2010:

	March 31, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$56,876	$-	$56,876	$-
Impaired loans	-	-	338,821	338,821	(49,419)
Other real estate owned	-	-	136,412	136,412	(14,738)

	March 31, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$80,312	$-	$80,312	$-
Impaired loans	-	-	171,299	171,299	(30,855)
Other real estate owned	-	-	59,269	59,269	(6,024)

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

The following table presents carrying and fair value information at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$146,989	$146,989	$99,916	$99,916
Interest bearing deposits with other banks	102,312	102,312	172,170	172,170
Held-to-maturity securities	1,667,203	1,689,252	1,613,019	1,632,691
Available-for-sale securities	1,145,463	1,145,463	1,096,062	1,096,062
Federal funds sold and securities purchased under agreement to resell	150,000	150,000	150,000	150,000
Net loans and leases	9,015,503	9,047,895	9,136,194	9,187,064
Loans held for sale	56,876	56,950	93,697	94,001

Liabilities:
Noninterest bearing deposits	2,027,990	2,027,990	2,060,145	2,060,145
Savings and interest bearing deposits	5,955,647	5,955,647	5,794,552	5,794,552
Other time deposits	3,480,477	3,540,313	3,635,324	3,677,796
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	424,497	423,509	443,320	443,081
Long-term debt and other borrowings	270,395	284,498	270,392	286,993

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(168)	(168)	2,499	2,499
Commitments to fund fixed rate
mortgage loans	886	886	639	639
Interest rate swap position to receive	32,114	32,114	38,347	38,347
Interest rate swap position to pay	(32,476)	(32,476)	(38,800)	(38,800)

NOTE 15 – OTHER NONINTEREST INCOME AND EXPENSE

The following table details other noninterest income for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Annuity fees	$1,296	$781
Brokerage commissions and fees	1,638	1,317
Bank-owned life insurance	1,699	1,669
Other miscellaneous income	4,683	3,916
Total other noninterest income	$9,316	$7,683

The following table details other noninterest expense for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Advertising	$889	$656
Foreclosed property expense	7,082	3,538
Telecommunications	2,143	2,200
Public relations	1,514	1,648
Data processing	2,301	1,470
Computer software	1,848	1,704
Amortization of intangibles	854	1,015
Legal fees	2,586	1,328
Postage and shipping	1,297	1,360
Other miscellaneous expense	17,367	15,513
Total other noninterest expense	$37,881	$30,432

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.5 billion in assets at March 31, 2011.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2011 and 2010 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past few years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  The impact was reflected in a decline in credit quality and increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs, compared to the first three months of 2010.  While NPLs and net charge-offs have increased, management believes that the Company is well positioned with respect to overall credit quality and the strength of its allowance for credit losses to meet the challenges of the current economic cycle.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management is working to improve and enhance the Company’s existing processes in order to focus on early identification and resolution of any credit issues.
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
On April 27, 2011, a series of powerful storms and tornadoes moved through the Southeast, resulting in unprecedented loss of life and property damage. Other than scattered power outages and minor wind damage, the operations of the Company were not impacted.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$138,828	$148,658
Total interest expense	29,391	36,776
Net interest income	109,437	111,882
Provision for credit losses	53,479	43,519
Noninterest income	68,311	63,332
Noninterest expense	130,010	120,483
Income (loss) before income taxes	(5,741)	11,212
Income tax (benefit) expense	(5,247)	2,816
Net income (loss)	$(494)	$8,396

Balance Sheet - Period-end balances:
Total assets	$13,547,238	$13,230,190
Total securities	2,812,666	2,111,204
Loans and leases, net of unearned income	9,213,836	9,710,822
Total deposits	11,464,114	10,994,161
Long-term debt	110,000	112,760
Total shareholders' equity	1,211,061	1,264,884

Balance Sheet-Average Balances:
Total assets	$13,539,763	$13,127,171
Total securities	2,738,415	1,998,928
Loans and leases, net of unearned income	9,299,984	9,767,088
Total deposits	11,497,638	10,878,270
Long-term debt	110,000	112,764
Total shareholders' equity	1,219,399	1,265,409

Common Share Data:
Basic (loss) earnings per share	$(0.01)	$0.10
Diluted (loss) earnings per share	(0.01)	0.10
Cash dividends per share	0.11	0.22
Book value per share	14.51	15.16
Dividend payout ratio	NM %	220.00%

Financial Ratios (Annualized):
Return on average assets	(0.01)%	0.26%
Return on average shareholders' equity	(0.16)	2.69
Total shareholders' equity to total assets	8.94	9.56
Tangible shareholders' equity to tangible assets	6.95	7.52
Net interest margin-fully taxable equivalent	3.69	3.88

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	2.24%	1.26%
Provision for credit losses to average loans and leases	2.30	1.78
Allowance for credit losses to net loans and leases	2.15	1.95
Allowance for credit losses to NPLs	46.66	80.15
Allowance for credit losses to non-performing assets ("NPAs")	35.33	64.04
NPLs to net loans and leases	4.65	2.43
NPAs to net loans and leases	6.09	3.04

Captial Adequacy:
Tier I capital	10.65%	11.12%
Total capital	11.92	12.38
Tier I leverage capital	8.01	8.86

NM=Not meaningful

In addition to financial ratios defined by accounting principles generally accepted in the United States (“U.S. GAAP”), the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets.  Management believes the ratio of tangible shareholders' equity to tangible assets to be an important measure of financial strength of the Company.  The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measures as reflected in the Company’s unaudited consolidated financial statements:

	March 31,
	2011	2010
	(In thousands)
Tangible Assets:
Total assets	$13,547,238	$13,230,190
Less: Goodwill	271,297	270,097
Other identifiable intangible assets	18,844	22,517
Total tangible assets	$13,257,097	$12,937,576

Tangible Shareholders' Equity
Total shareholders' equity	$1,211,061	$1,264,884
Less: Goodwill	271,297	270,097
Other identifiable intangible assets	18,844	22,517
Total tangible shareholders' equity	$920,920	$972,270

FINANCIAL HIGHLIGHTS

The Company reported a net loss of approximately $494,000 for the first quarter of 2011, compared to net income of $8.4 million for the same quarter of 2010.  The provision for credit losses was the most significant factor contributing to this decrease, as the charge in the first quarter of 2011 was $53.5 million, compared to a charge of $43.5 million during the first quarter of 2010.  Net charge-offs also increased to $52.1 million, or 2.24% of average loans and leases, during the first quarter of 2011, compared to $30.7 million, or 1.26% of average loans and leases, during the first quarter of 2010.  The larger provision reflected the impact of a significant increase in NPLs from $235.7 million at March 31, 2010 to $425.0 million at March 31, 2011, as the length and severity of the recession, as well as the lackluster current economic environment affected a larger portion of the Company’s borrowers.  The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development and consumer mortgage loans.  Many of these loans have become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.
The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans and investments and interest paid on deposits and other obligations.  Net interest revenue was $109.4 million for the first quarter of 2011, a decrease of $2.4 million, or 2.2% from $111.9 million for the first quarter of 2010.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate demand and time deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $7.4 million, or 20.1%, in the first quarter of 2011 compared to the first quarter of 2010.  However, the decrease in interest expense was more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand and increase in NPLs as interest revenue decreased $9.8 million, or 6.6%, in the first quarter of 2011 compared to the first quarter of 2010.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its east Texas and Louisiana markets.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $5.0 million, or 7.9%, for the first quarter of 2011 compared to the first quarter of 2010.  One of the primary contributors to the increase in noninterest revenue was mortgage lending revenue, which increased 50.9% to $7.6 million for the first quarter of 2011 compared to $5.0 million for the first quarter of 2010.  The increase in mortgage lending revenue was primarily related to the increase in fair value of MSRs of $2.5 million for the first quarter of 2011 compared to an immaterial MSR fair value adjustment for the first quarter of 2010.  Mortgage originations remained stable at $202.8 million for the first quarter of 2011 compared to $207.4 million for the first quarter of 2010.
Also, contributing to the increase in noninterest revenue for the first quarter of 2011 was growth in credit card, debit card and merchant fees, trust income and insurance commissions, which increased 9.0% in the aggregate in the first quarter of 2011 compared to the first quarter of 2010.  The increase in noninterest revenue was offset slightly by a 5.5% decrease in service charges during the first quarter of 2011 compared to the first quarter of 2010, as a result of a lower volume of items processed and mandated changes in overdraft regulations.  There were no significant non-recurring noninterest revenue items during the first quarters of 2011 or 2010.
Noninterest expense increased 7.9% to $130.0 million for the first quarter of 2011 compared to $120.5 million for the first quarter of 2010.  The increase in noninterest expense was primarily related to the increase in foreclosed property expense, which increased 100.2% to $7.1 million for the first quarter of 2011 from $3.5 million for the first quarter of 2010.  Foreclosed property expense increased primarily as a result of the Company experiencing writedowns of other real estate owned because of the decline in property values attributable to the prevailing economic environment.  Deposit insurance assessments also increased 27.6% to $5.4 million for the first quarter of 2011 from $4.3 million for the first quarter of 2010 as a result of deposit growth and a slightly higher assessment rate.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.
The Company continued its commitment to a strong capital base as its total shareholders’ equity to total assets ratio was 8.94% and 9.56% at March 31, 2011 and March 31, 2010, respectively.  Interest bearing demand deposits increased 9.46%, contributing to an overall deposit increase of 4.3% at March 31, 2011 compared to March 31, 2010.  This increase in deposits allowed the Company to continue to reduce its reliance on short-term borrowings, which decreased $58.8 million, or 12.2%, at March 31, 2011 compared to March 31, 2010.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned income) (1)(2)	$9,300.0	$118.2	5.15%	$9,767.1	$127.8	5.31%
Loans held for sale	39.1	0.4	4.64%	42.8	0.5	4.80%
Held-to-maturity securities:
Taxable (3)	1,322.7	8.1	2.49%	851.5	9.5	4.54%
Non-taxable (4)	330.6	5.2	6.32%	215.2	3.8	7.13%
Available-for-sale securities:
Taxable	1,014.4	8.6	3.43%	859.8	8.4	3.96%
Non-taxable (5)	70.7	1.3	7.27%	72.3	1.3	7.16%
Federal funds sold, securities purchased under agreement to resell and short-term investments	317.3	0.2	0.32%	170.7	0.1	0.24%
Total interest earning
assets and revenue	12,394.8	142.0	4.65%	11,979.4	151.4	5.12%
Other assets	1,363.1			1,340.6
Less: allowance for credit losses	(218.1)			(193.0)

Total	$13,539.8			$13,127.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$5,153.1	$6.5	0.52%	$4,568.1	$9.4	0.83%
Savings	897.3	0.8	0.37%	748.3	0.9	0.48%
Other time	3,553.6	17.5	2.00%	3,741.9	21.5	2.33%
Federal funds purchased, securities sold under agreement to repurchase,short-term FHLB borrowings and other short term borrowings	433.7	0.2	0.18%	564.2	0.6	0.42%
Junior subordinated debt securities	160.3	2.9	7.23%	160.3	2.9	7.22%
Long-term FHLB borrowings	110.0	1.5	5.47%	112.8	1.5	5.48%
Total interest bearing liabilities and expense	10,308.0	29.4	1.16%	9,895.6	36.8	1.66%
Demand deposits -noninterest bearing	1,893.7			1,819.9
Other liabilities	118.7			146.2
Total liabilities	12,320.4			11,861.7
Shareholders' equity	1,219.4			1,265.4
Total	$13,539.8			$13,127.1
Net interest revenue-FTE		$112.6			$114.6
Net interest margin-FTE			3.69%			3.88%
Net interest rate spread			3.49%			3.62%
Interest bearing liabilities to interest earning assets			83.16%			82.61%
(1) Includes taxable equivalent adjustment to interest of $0.8 million for the three months ended March 31, 2011 and 2010 using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended March 31, 2011 and 2010 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $1.8 million and $1.3 million for the three months ended
March 31, 2011 and 2010, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.4 million for the three months ended March 31, 2011 and 2010 using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2011 decreased $1.9 million, or 1.7% compared to the same period in 2010.  The decrease in net interest revenue-FTE for the first quarter of 2011 compared to the same period in 2010 was a result of the increase in NPLs, as well as the deposit growth, which combined with a lack of loan growth, resulted in an increase in short-term investments that had lower average rates earned than the average rates paid on the deposit growth.
Interest revenue-FTE for the three-month period ended March 31, 2011 decreased $9.4 million, or 6.2%, compared to the same period in 2010.  The decrease in interest revenue-FTE for the first quarter of 2011 compared to the same period in 2010 was a result of the increase in NPLs, combined with the declining loan yields as interest rates continue to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 47 basis points for the first quarter of 2011, compared to the same period in 2010.  Average interest-earning assets increased $415.3 million, or 3.5%, for the three-month period ended March 31, 2011, compared to the same period in 2010.  The increase in average interest earning assets for the first quarter of 2011 compared to the same period in 2010 was primarily a result of the increase in short-term, held-to-maturity and available-for-sale investments, which was attributable to continued deposit growth, combined with a decrease in net loans and leases.
Interest expense for the three-month period ended March 31, 2011 decreased $7.4 million, or 20.1%, compared to the same period in 2010.  The decrease in interest expense for the first quarter of 2011 compared to the same period in 2010 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposit and short-term borrowing rates resulting in an overall decrease in the average rate paid of 35 basis points for the first quarter of 2011 compared to the first quarter of 2010.  Average interest bearing liabilities increased $412.4 million, or 4.2%, for the three-month period ended March 31, 2011 compared to the same period in 2010.  The increase in average interest bearing liabilities for the first quarter of 2011 was primarily a result of the increase in lower cost interest bearing demand deposits and savings deposits, offset by a decrease in other time deposits and short-term borrowings.
Net interest margin decreased to 3.69% for the three months ended March 31, 2011 from 3.88% for the three months ended March 31, 2010.  The decrease in the net interest margin was primarily a result of the combination of increased deposits and weak loan demand resulting in higher levels of short-term investments with relatively low yields and higher levels of held-to-maturity and available-for-sale investments with lower yields than earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at March 31, 2011:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$102,312	$-	$-	$-
Federal funds sold and securities purchased under agreement to resell	150,000	-	-	-
Held-to-maturity securities	89,731	92,026	1,175,021	310,425
Available-for-sale and trading securities	67,479	137,427	282,450	658,107
Loans and leases, net of unearned income	4,588,142	1,700,756	2,667,298	261,640
Loans held for sale	37,790	312	1,861	16,913
Total interest earning assets	5,035,454	1,930,521	4,126,630	1,247,085
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,955,647	-	-	-
Other time deposits	586,774	1,815,919	1,077,313	471
Federal funds purchased and securities sold under agreement to repurchase,short-term FHLB borrowings and other short-term borrowings	423,782	715	-	-
Long-term FHLB borrowings and junior subordinated debt securities	-	-	55,000	215,312
Other	-	-	77	-
Total interest bearing liabilities	6,966,203	1,816,634	1,132,390	215,783
Interest rate sensitivity gap	$(1,930,749)	$113,887	$2,994,240	$1,031,302
Cumulative interest sensitivity gap	$(1,930,749)	$(1,816,862)	$1,177,378	$2,208,680

In the event interest rates increase after March 31, 2011, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets.  Conversely, in the event interest rates decline after March 31, 2011, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period.  It should be noted that the balances shown in the table above are at March 31, 2011 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The increased liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of core deposit growth, particularly in short-term demand deposits, to repay borrowings and to fund asset growth during the first quarter of 2011.
As of March 31, 2011, the Bank had $2.3 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.52%, an average maturity of 27 months and a fully-indexed interest rate of 3.76% at March 31, 2011.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate.  At March 31, 2011, the Company had $1.3 billion, $1.3 billion and $693.0 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 200 and 100 basis points.  The impact of minus 200 and 100 basis point rate shocks as of March 31, 2011 and 2010 was not considered meaningful because of the historically low interest rate environment.  Variances were calculated from the base case scenario, which reflected prevailing market rates.  Management assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2011	March 31, 2010
+200 basis points	-7.4%	-2.8%
+100 basis points	-4.1%	-1.4%
-100 basis points	NM	NM
-200 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2011	March 31, 2010
+200 basis points	-14.7%	-10.5%
+100 basis points	-7.9%	-5.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2011	March 31, 2010
+200 basis points	-6.2%	-3.1%
-200 basis points	NM	NM
NM=not meaningful

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
Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses.  The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established a real estate risk management group and an Impairment Committee.  The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral.  The Impairment Committee is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with the applicable credit administrator is required to prepare an impairment analysis to be reviewed by the Impairment Committee.  The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect all of the contractual principal and interest on the loan.  The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The Impairment Committee meets on a monthly basis.
If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and analyzed for possible impairment as part of the credit approval process.  TDRs determined to be impaired are reserved in accordance with FASB ASC 310 in the same manner as impaired loans which are not TDRs.  Should the borrower’s financial condition, collateral protection or performance deteriorate, warranting reassessment of the loan rating or impairment, additional reserves may be required.
Loans of $200,000 or more that become 60 or more days past due are identified for review by the Impairment Committee, which decides whether an impairment exists and to what extent a specific allowance for credit loss should be made.  Loans that do not meet these requirements may also be identified by management for impairment review.  Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition.  Each such loan is individually evaluated for impairment.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment such as the delinquency or other loan-specific factors identified by management, the unavailability of a current appraisal dated within the prior 12 months or the inconsistency between current appraisal assumptions and the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At March 31, 2011, impaired loans totaled $338.8 million, which was net of cumulative charge-offs of $84.7 million.  Additionally, the Company had specific reserves for impaired loans of $49.4 million included in the allowance for credit losses.  Impaired loans at March 31, 2011 were primarily from the Company’s consumer real estate or residential construction, acquisition and development real estate portfolios.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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
The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$196,913	$176,043

Loans and leases charged off:
Commercial and industrial	(8,809)	(2,169)
Real estate
Consumer mortgages	(3,974)	(4,598)
Home equity	(1,082)	(1,683)
Agricultural	(592)	(207)
Commercial and industrial-owner occupied	(1,716)	(2,465)
Construction, acquisition and development	(31,629)	(15,769)
Commercial	(4,514)	(2,278)
Credit cards	(881)	(1,160)
All other	(553)	(1,050)
Total loans charged off	(53,750)	(31,379)

Recoveries:
Commercial and industrial	184	63
Real estate
Consumer mortgages	143	64
Home equity	45	52
Agricultural	2	-
Commercial and industrial-owner occupied	173	7
Construction, acquisition and development	564	56
Commercial	13	12
Credit cards	255	150
All other	312	297
Total recoveries	1,691	701

Net charge-offs	(52,059)	(30,678)

Provision charged to operating expense	53,479	43,519
Balance, end of period	$198,333	$188,884

Average loans for period	$9,299,984	$9,767,088

Ratios:
Net charge-offs to average loans (annualized)	2.24%	1.26%
Provision for credit losses to average loans and leases, net of unearned income (annualized)	2.30%	1.78%
Allowance for credit losses to loans and leases, net of unearned income	2.15%	1.95%
Allowance for credit losses to net charge-offs (annualized)	95.24%	153.92%

The increase in the provision for credit losses in the first quarter of 2011 compared to the first quarter of 2010 continued to reflect the increased credit risk experienced by the Company, as the length and severity of the recession, as well as the lackluster prevailing economic environment, affected the liquidity of the Company’s borrowers.  Increases in net charge-offs in the first quarter of 2011 along with a significant increase in NPLs resulted in a provision for credit losses of $53.5 million during the first quarter of 2011 compared to a provision of

$43.5 million in the same quarter of 2010.  Annualized net charge-offs as a percentage of average loans and leases increased to 2.24% for the first quarter of 2011 compared to 1.26% for the first quarter of 2010.  These increases were primarily a result of increased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio and in the consumer mortgage segment of the portfolio.  These segments experienced increased losses primarily because of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which has caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in an increased level of charge-offs in the first three months of 2011 compared to the first three months of 2010.  The increased level of charge-offs has caused the ratio of the allowance for credit losses to annualized charge-offs to decline.  As of March 31, 2011, 91.4% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of March 31, 2011.  This resulted in impaired loans having an aggregate net book value of 68% of their contractual principal balance at March 31, 2011.  As of March 31, 2010, 85.8% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of March 31, 2010.  This resulted in impaired loans having an aggregate net book value of 67% of their contractual principal balance at March 31, 2010.
The breakdown of the allowance by loan and lease category is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas.  Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance or losses.  The following table presents (i) the breakdown of the allowance for credit losses by segment and class and (ii) the percentage of each segment and class in the loan and lease portfolio to total loans and leases at the dates indicated:

	March 31,				December 31,
	2011		2010		2010
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$20,379	16.18%	$21,872	15.53%	$22,479	16.00%
Real estate
Consumer mortgages	36,432	21.47%	36,250	20.64%	37,347	21.10%
Home equity	7,692	5.74%	6,641	5.64%	7,305	5.80%
Agricultural	4,447	2.71%	3,992	2.73%	4,997	2.70%
Commercial and industrial-owner occupied	29,924	14.23%	23,715	14.59%	20,403	14.20%
Construction, acquisition and development	51,408	11.76%	53,706	14.65%	57,241	12.30%
Commercial	33,485	19.79%	28,309	18.55%	33,439	19.40%
Credit cards	3,446	1.09%	3,268	1.04%	4,126	1.10%
All other	11,120	7.03%	11,131	6.63%	9,576	7.40%
Total	$198,333	100.00%	$188,884	100.00%	$196,913	100.00%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2011 and 2010 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2011	2010	% Change
	(Dollars in thousands)
Mortgage lending	$7,581	$5,025	50.9%
Credit card, debit card and merchant fees	10,346	8,810	17.4
Service charges	15,368	16,262	(5.5)
Trust income	3,134	2,587	21.1
Securities gains, net	17	1,297	NM
Insurance commissions	22,549	21,668	4.1
Annuity fees	1,296	781	65.9
Brokerage commissions and fees	1,638	1,317	24.4
Bank-owned life insurance	1,699	1,669	1.8
Other miscellaneous income	4,683	3,916	19.6
Total noninterest revenue	$68,311	$63,332	7.9%
NM=Not meaningful

The Company’s revenue from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to two activities - origination and sale of new mortgage loans and servicing mortgage loans.  Since the Company does not hedge the change in fair value of its MSRs, mortgage revenue can be significantly affected by changes in the valuation of MSRs in a changing interest rate environment.  The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either retain or release the associated MSRs with the loan sold.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with FASB ASC 860, Transfers and Servicing.
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2011, no mortgage loans were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Therefore, no losses were recognized related to repurchased or make whole loans.
 At March 31, 2011, the Company had reserved approximately $880,000 for potential losses from representation and warranty obligations.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  A mortgage loan foreclosure committee of the Bank reviews all delinquent loans before beginning the foreclosure process.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Origination volumes and revenue for the first three months of 2011 were comparable to origination volumes and revenue for the first three months of 2010.  Mortgage loan origination volumes of $202.8 million and $207.4 million produced origination revenue of $3.2 million and $3.4 million for the quarters ended March 31, 2011 and 2010, respectively.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.1 million and $2.9 million for the quarters ended March 31, 2011 and 2010, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.3 million for both quarters ended March 31, 2011 and 2010.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $2.5 million for the first quarter of 2011 and was virtually unchanged during the first quarter of 2010.
The following tables present the Company’s mortgage lending operations for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010	% Change
	(Dollars in thousands)
Production revenue:
Origination	$3,224	$3,426	(5.9)%
Servicing	3,117	2,893	7.7
Payoffs/Paydowns	(1,300)	(1,302)	0.2
Total	5,041	5,017	0.5
Market value adjustment	2,540	8	NM
Mortgage lending revenue	$7,581	$5,025	50.9

	(Dollars in millions)
Origination volume	$203	$207	(1.9)

Mortgage loans serviced at period-end	$3,947	$3,451	14.4

NM=Not meaningful

Credit card, debit card and merchant fees increased for the comparable three-month periods as a result of an increase in the number and monetary volume of items processed.  If the proposed Durbin Debit Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act is implemented on July 21, 2011 by the Federal Reserve as currently anticipated, the Company estimated that debit card revenue would be reduced in 2011 by approximately $10.2 million and would be reduced in 2012 by more than $20.0 million.  Service charges on deposit accounts, which include insufficient fund fees, decreased slightly for the comparable three-month periods as a result of a lower volume of items processed and mandated changes in overdraft regulations.  Recent changes in banking regulations, the FDIC's guidance and, in particular, the Federal Reserve’s new rules pertaining to certain overdraft payments on consumer accounts are estimated to decrease service charge revenue $9.0 million in 2011.  The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income increased by 21.1% for the comparable three-month periods primarily as a result of increases in the value of assets under management or in custody.  Net security gains of approximately $17,000 for the three-month period ending March 31, 2011 were a result of calls of securities from the available-for-sale portfolio and the held-to-maturity portfolio.
Insurance commissions remained relatively stable for the comparable three-month periods.  Annuity fees increased by 65.9% for the comparable three-month periods as a result of customers shifting funds from lower rate deposit accounts to higher rate annuity products.  Brokerage commissions and fees increased by 24.4% for the comparable three-month periods because activity increased subsequent to the first quarter of 2010 as the financial markets recovered somewhat.  Bank-owned life insurance revenue remained relatively stable for the comparable three-month periods.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, increased by 19.6% for the comparable three-month periods primarily as a result of increases in miscellaneous investment income.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2011 and 2010 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2011	2010	% Change
	(Dollars in thousands)
Salaries and employee benefits	$70,375	$69,287	1.6%
Occupancy, net	10,671	10,775	(1.0)
Equipment	5,658	5,739	(1.4)
Deposit insurance assessments	5,425	4,250	27.6
Advertising	889	656	35.5
Foreclosed property expense	7,082	3,538	100.2
Telecommunications	2,143	2,200	(2.6)
Public relations	1,514	1,648	(8.1)
Data processing	2,301	1,470	56.5
Computer software	1,848	1,704	8.5
Amortization of intangibles	854	1,015	(15.9)
Legal fees	2,586	1,328	94.7
Postage and shipping	1,297	1,360	(4.6)
Other miscellaneous expense	17,367	15,513	12.0
Total noninterest expense	$130,010	$120,483	7.9%

Salaries and employee benefits expense for the three months ended March 31, 2011 increased slightly compared to the same period in 2010, primarily because of increases in group health insurance expenses.  Equipment expense decreased for the comparable three-month period primarily because of decreased depreciation.  The increase in deposit insurance assessments for the three months ended March 31, 2011 compared to the same period in 2010 was a result of deposit growth and a slightly higher assessment rate.
Foreclosed property expense increased for the three months ended March 31, 2011 compared to the same period in 2010 as the Company experienced larger writedowns of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment.  During the first quarter of 2011, the Company added $21.4 million to other real estate owned through foreclosures.  Sales of other real estate owned in the first quarter of 2011 were $13.5 million resulting in a net loss of approximately $492,000.  The components of foreclosed property expense for the three months ended March 31, 2011 and 2010 and the percentage change between periods are shown in the following table:

	Three months ended
	March 31,
	2011	2010	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$492	$625	(21.3)%
Writedown of other real estate owned	4,936	2,090	136.2
Other foreclosed property expense	1,654	823	101.0
Total foreclosed property expense	$7,082	$3,538	100.2%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, data processing, legal fees and amortization of intangibles, total noninterest expense remained relatively stable for the three months ended March 31, 2011, compared with the same period in 2010.

Income Tax

The Company recorded an income tax benefit of $5.2 million for the first quarter of 2011, compared to income tax expense of $2.8 million for the first quarter of 2010.  Because of the volatility on the Company’s earnings, the first quarter income tax calculation was based on actual results of operations, including tax preference items through March 31, 2011.  The primary differences between the Company’s recorded benefit for the first quarter of 2011, and the benefit that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax loss are primarily the effect of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2011 were $12.3 billion, or 91.1% of total assets, compared with $12.5 billion, or 91.5% of total assets, at December 31, 2010.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 75.0% of average earning assets during the first quarter of 2011.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.2 billion at March 31, 2011, representing a 1.3% decrease from $9.3 billion at December 31, 2010.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its East Texas and Louisiana markets.
The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2011	2010	2010
	(In thousands)

Commercial and industrial	$1,497,380	$1,515,404	$1,505,471
Real estate
Consumer mortgages	1,987,198	2,014,085	1,978,145
Home equity	531,406	549,924	543,272
Agricultural	250,393	266,649	252,292
Commercial and industrial-owner occupied	1,316,824	1,423,098	1,331,473
Construction, acquisition and development	1,088,504	1,428,882	1,148,161
Commercial	1,831,226	1,809,660	1,816,951
Credit cards	100,732	101,464	106,345
All other	651,946	646,915	694,241
Total	$9,255,609	$9,756,081	$9,376,351

The following table shows the Company’s net loans and leases by segment, class and geographical location as of March 31, 2011:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$70,272	$185,200	$329,092	$85,322	$122,243	$264,931	$427,163	$1,484,223
Real estate
Consumer mortgages	117,317	279,192	779,416	69,695	257,860	407,499	76,219	1,987,198
Home equity	67,680	43,172	176,147	29,884	152,434	60,061	2,028	531,406
Agricultural	7,487	75,398	75,149	5,698	30,676	50,450	5,535	250,393
Commercial and industrial-owner occupied	118,075	175,921	457,441	69,028	209,035	228,923	58,401	1,316,824
Construction, acquisition and development	121,602	87,112	287,192	89,316	290,907	197,536	14,839	1,088,504
Commercial	206,827	334,602	362,642	258,569	248,333	372,249	48,004	1,831,226
Credit cards	-	-	-	-	-	-	100,732	100,732
All other	15,029	41,399	78,058	648	63,889	27,792	396,515	623,330
Total	$724,289	$1,221,996	$2,545,137	$608,160	$1,375,377	$1,609,441	$1,129,436	$9,213,836

* The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding decreased slightly during the first three months of 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first three months of 2011 increasing by 0.5% when compared to December 31, 2010, as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding remained stable during the first three months of 2011.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans decreased 1.1% during the first three months of 2011.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity remained slow during 2010, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 5.2% during the first three months of 2011.
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
At March 31, 2011, the Company had $42.2 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $280,000 recognized as interest income during the first quarter of 2011.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was $17.4 million at March 31, 2011.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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

The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $1.1 billion at both March 31, 2011 and December 31, 2010.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location at March 31, 2011:

	Alabama
Real Estate Construction,	and Florida					Texas and
Acquisition and Development	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other
	(In thousands)
Multi-family construction	$14	$-	$11,231	$8,779	$740	$-	$287
One-to-four family construction	23,496	14,263	51,487	8,945	49,954	32,956	2,503
Recreation and all other loans	1,072	14,425	32,028	380	4,680	10,232	869
Commercial construction	14,253	8,400	39,059	17,894	50,737	22,941	2,118
Commercial acquisition and development	12,575	21,217	53,968	26,742	62,503	64,606	3,339
Residential acquisition and development	70,192	28,807	99,419	26,576	122,293	66,801	5,723
Total	$121,602	$87,112	$287,192	$89,316	$290,907	$197,536	$14,839

* The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans remained stable during the first three months of 2011 increasing only 0.8% when compared to December 31, 2010.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts and private label accounts for local merchants.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 5.3% during the first three months of 2011.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 6.3% during the first three months of 2011.
NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings.  The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  The Bank’s NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties.  The Bank's NPAs, which are carried either in the loan account or other real estate owned on the consolidated balance sheets, depending on foreclosure status, were as follows as of the dates presented:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Non-accrual loans and leases	$370,726	$199,637	$347,499
Loans 90 days or more past due, still accruing	4,829	20,452	8,500
Restructured loans and leases, but accruing	49,472	15,576	38,376
Total NPLs	425,027	235,665	394,375

Other real estate owned	136,412	59,269	133,412
Total NPAs	$561,439	$294,934	$527,787

NPLs to net loans and leases	4.61%	2.43%	4.23%
NPAs to net loans and leases	6.09%	3.04%	5.65%

NPAs increased at March 31, 2011 compared to December 31, 2010 and increased significantly compared to March 31, 2010.  Specifically, NPLs increased 7.8% to $425.0 million at March 31, 2011 compared to $394.4 million at December 31, 2010 and increased 80.4% compared to $235.7 million at March 31, 2010.  Included in NPLs at March 31, 2011 were $338.8 million of loans that were impaired.  These impaired loans had a specific reserve of $49.4 million included in the allowance for credit losses of $198.3 million at March 31, 2011, and were net of $84.7 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2010 included $273.4 million of loans that are impaired.  These impaired loans had a specific reserve of $40.7 million included in the allowance for credit losses of $196.9 million at December 31, 2010.  NPLs at March 31, 2010 included $171.3 million of loans that are impaired.  These impaired loans had a specific reserve of $30.9 million included in the allowance for credit losses of $188.9 million at March 31, 2010.  The significant increase in restructured loans and leases still accruing at March 31, 2011 compared to March 31, 2010 reflects the increase in loans which meet the criteria for disclosure as TDRs because payment terms or pricing have been modified by the Company or by orders under bankruptcy proceedings but which demonstrate sufficient performance or collateral to support the remaining principal and accrued interest.
The following table provides additional details related to the Company’s non-performing loans and leases and the allowance for credits losses at the dates indicated:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$423,497	$209,288	$345,377
Cumulative charge offs on impaired loans	84,676	37,989	71,972
Outstanding balance of impaired loans	338,821	171,299	273,405

Other non-accrual loans and leases not impaired	31,905	28,338	74,094

Total non-accrual loans and leases	$370,726	$199,637	$347,499

Allowance for impaired loans	49,419	30,855	40,719

Nonaccrual loans and leases, net of specific reserves	$321,307	$168,782	$306,780

Loans and leases 90+ past due, still accruing	4,829	20,452	8,500
Restructured loans and leases, still accruing	49,472	15,576	38,376

Total non-performing loans and leases	$425,027	$235,665	$394,375

Allowance for impaired loans	$49,419	$30,855	$40,719
Allowance for all other loans and leases	148,914	158,029	156,194

Total Allowance for Credit Losses	$198,333	$188,884	$196,913

Outstanding balance of impaired loans	$338,821	$171,299	$273,405
Allowance for impaired loans	49,419	30,855	40,719

Net book value of impaired loans	$289,402	$140,444	$232,686

Net book value of impaired loans as a % of unpaid principal balance	68%	67%	67%

Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	467%	558%	211%

Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	173%	246%	129%

The increase in non-accrual loans during the first quarter of 2011 was reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the increase in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during 2010 and the first quarter of 2011 and certain other borrower specific factors.  Of the Bank’s construction, acquisition and development loans, which totaled $1.1 billion at March 31, 2011, $412.5 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $419.8 million at March 31, 2011 with 45.9% of such loans made by the Bank’s locations in Alabama and Tennessee.  These areas have experienced a higher incidence of

NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Company’s total NPLs of $425.0 million at March 31, 2011, $212.0 million, or 49.4%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama and Tennessee which are being affected by the severe downturn in the housing market, the Bank’s NPLs in Missouri are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The Bank’s NPLs in Missouri are represented by fewer and larger individual credits in the commercial and industrial and commercial real estate classes, some of which are participations with other financial institutions that pre-date our acquisition of The Signature Bank in 2007.  The following table presents the Company’s NPLs by geographical location at March 31, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$724,289	$100	$77,383	$6,533	$84,016	11.6%
Arkansas	1,221,996	65	12,553	8,739	21,357	1.7
Mississippi	2,545,137	751	44,984	6,039	51,774	2.0
Missouri	608,160	-	53,625	16,031	69,656	11.5
Tennessee*	1,375,377	25	122,443	5,495	127,963	9.3
Texas and Louisiana	1,609,441	770	50,976	2,308	54,054	3.4
Other	1,129,436	3,118	8,762	4,327	16,207	1.4
Total	$9,213,836	$4,829	$370,726	$49,472	$425,027	4.6%

* The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

The increase in other real estate owned in the first quarter of 2011 reflected the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Restructured loans of $81.6 million and $83.4 million were included in the non-accrual loan category at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as NPLs.  Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status.  At March 31, 2011, the Bank had $15.9 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,484,223	$501	$14,655	$2,155	$17,311	1.2%
Real estate
Consumer mortgages	1,987,198	3,152	58,748	3,658	65,558	3.3
Home equity	531,406	139	1,543	-	1,682	0.3
Agricultural	250,393	7	7,597	762	8,366	3.3
Commercial and industrial-owner occupied	1,316,824	255	24,638	6,023	30,916	2.3
Construction, acquisition and development	1,088,504	19	202,124	4,355	206,498	19.0
Commercial	1,831,226	7	58,945	20,225	79,177	4.3
Credit cards	100,732	240	617	2,879	3,736	3.7
All other	623,330	509	1,859	9,415	11,783	1.9
Total	$9,213,836	$4,829	$370,726	$49,472	$425,027	4.6%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at March 31, 2011:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$21,051	$-	$8,352	$-	$8,352	39.7%
One-to-four family construction	183,604	-	10,847	113	10,960	6.0
Recreation and all other loans	63,686	2	708	-	710	1.1
Commercial construction	155,402	-	20,889	-	20,889	13.4
Commercial acquisition and development	244,950	-	47,200	834	48,034	19.6
Residential acquisition and development	419,811	17	114,128	3,408	117,553	28.0
Total	$1,088,504	$19	$202,124	$4,355	$206,498	19.0%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Held-to-maturity securities increased 3.4% to $1.7 billion at March 31, 2011, compared to $1.6 billion at December 31, 2010.  Available-for-sale securities were $1.1 billion at both March 31, 2011 and December 31, 2010.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2011, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the held-to-maturity and available-for-sale securities portfolios by credit rating as obtained from Moody’s rating service as of March 31, 2011:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$1,016,165	90.1%	$1,031,916	90.1%
Aa1 to Aa3	45,267	3.9%	45,939	3.9%
A1 to A3	2,899	0.3%	2,914	0.3%
Baa1	725	0.1%	726	0.1%
Caa1	66	-	131	-
Not rated (1)	62,690	5.6%	63,837	5.6%
Total	$1,127,812	100.0%	$1,145,463	100.0%

Held-to-maturity Securities:
Aaa	$1,295,898	77.8%	$1,313,492	77.8%
Aa1 to Aa3	142,133	8.5%	143,986	8.5%
A1 to A3	16,902	1.0%	17,019	1.0%
Baa1 to Baa3	5,955	0.4%	6,020	0.4%
Ba1 to Ba3	496	-	524	-
Not rated (1)	205,819	12.3%	208,211	12.3%
Total	$1,667,203	100.0%	$1,689,252	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $77.2 million and a market value of $78.3 million were rated A- or better by Standard and Poor’s.

Other Real Estate Owned

Other real estate owned was $136.4 million and $133.4 million at March 31, 2011 and December 31, 2010, respectively.  Other real estate owned at March 31, 2011 had aggregate loan balances at the time of foreclosure of $245.1 million.  Other real estate owned at December 31, 2010 had aggregate loan balances at time of foreclosure of $237.2 million.  The following table presents the other real estate owned by segment, class and geographical location at March 31, 2011:

	Alabama
	and Florida					Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$195	$18	$-	$-	$-	$190	$-	$403
Real estate
Consumer mortgages	4,736	1,082	4,009	837	5,458	1,001	2,529	19,652
Home equity	20	-	-	-	816	-	-	836
Agricultural	949	87	990	-	1,166	-	-	3,192
Commercial and industrial-owner occupied	2,333	93	1,623	79	3,943	203	292	8,566
Construction, acquisition and development	12,909	2,166	24,111	3,914	50,178	125	619	94,022
Commercial	4,431	1,677	78	451	2,364	-	-	9,001
All other	172	44	330	194	-	-	-	740
Total	$25,745	$5,167	$31,141	$5,475	$63,925	$1,519	$3,440	$136,412

* The totals for Tennessee include the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.

Of the $63.9 million of other real estate owned located in the Tennessee market, 83.5% was located in the greater Memphis area.  Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in a further increase in other real estate owned.

Deposits and Other Interest-Bearing Liabilities

Deposits originating within the communities served by the Bank continue to be the Bank’s primary source of funding its earning assets.  The Company has been able to compete effectively for deposits in its primary market areas, while continuing to manage the exposure to rising interest rates.  The distribution and market share of deposits by type of deposit and by type of depositor are important considerations in the Company's assessment of the stability of its fund sources and its access to additional funds.  Furthermore, management shifts the mix and maturity of the deposits depending on economic conditions and loan and investment policies in an attempt, within set policies, to minimize cost and maximize net interest margin.
The following table presents the Company’s noninterest-bearing, interest-bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2011	2010	% Change
	(Dollars in millions)
Noninterest bearing demand	$2,028	$2,060	(1.6)%
Interest bearing demand	5,023	4,932	1.8
Savings	933	863	8.1
Other time	3,480	3,635	(4.3)
Total deposits	$11,464	$11,490	(0.2)%

Deposits remained virtually unchanged at March 31, 2011 compared to December 31, 2010.  The average maturity of time deposits at March 31, 2011 was approximately 14 months, virtually unchanged from December 31, 2010.

Liquidity and Capital Resources

One of the Company's goals is to provide adequate funds to meet increases in loan demand or any potential increase in the normal level of deposit withdrawals.  This goal is accomplished primarily by generating cash from the Bank’s operating activities and maintaining sufficient short-term liquid assets.  These sources, coupled with a stable deposit base and a historically strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds.  Management believes that the Bank’s traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company’s liquidity needs for normal operations over both the short-term and the long-term.
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides access to short-term and long-term borrowings and the Company also has access to the Federal Reserve discount window and other bank lines.  The Company had short-term advances from the FHLB totaling $2.7 million at both March 31, 2011 and December 31, 2010.  The Company had federal funds purchased and securities sold under agreement to repurchase of $421.8 million and $440.6 million at March 31, 2011 and December 31, 2010, respectively.  The Company had long-term advances totaling $110.0 million at both March 31, 2011 and December 31, 2010, respectively.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2011.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $676.0 million at March 31, 2011.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,061,290	10.65%	$1,070,744	10.61%
Total capital (to risk-weighted assets)	1,187,009	11.92	1,197,626	11.87
Tier I leverage capital (to average assets)	1,061,290	8.01	1,070,744	8.07

The Federal Deposit Insurance Corporation’s (“FDIC”) capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,029,850	10.35%	$1,040,714	10.32%
Total capital (to risk-weighted assets)	1,155,429	11.61	1,167,596	11.58
Tier I leverage capital (to average assets)	1,029,850	7.79	1,040,714	7.87

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
On March 21, 2007, the Company announced a new stock repurchase program whereby the Company may acquire up to three million shares of its common stock in the open market at prevailing market prices or in privately negotiated transactions during the period from May 1, 2007 through April 30, 2009.  The original expiration date for this stock repurchase program was extended until April 30, 2011.  At the expiration of this stock repurchase program, 460,700 shares had been repurchased.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2011, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2011, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management continued during the first quarter of 2011 related to a material weakness in internal control over financial reporting identified as of December 31, 2009 and 2010, and reported in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.  Following management’s initial determination of the material weakness as of December 31, 2009, management began taking steps to remediate the material weakness.  These ongoing efforts included the following:

•	The creation of a real estate risk management group which oversees compliance with laws, regulations and U.S. GAAP related to lending activities;
•	Testing of significant loans, with a focus on higher risk loans, for impairment on a monthly basis;
•	Reporting by management to the Board of Directors on a quarterly basis regarding significant problem loans and potentially problematic portfolios;
•	Additional resources committed to the Bank’s appraisal group, as necessary, for compliance with appraisal policies and procedures;
•	Additional personnel committed to the Company’s independent loan review function;
•	New leadership for the independent loan review function; and
•	Migration to a risk-based approach for timing of loan review.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.

PART II
OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 6.  EXHIBITS.

(3)	(a)	Restated Articles of Incorporation, as amended. (1)
(b) Bylaws, as amended and restated. (2)
(c) Amendment No. 1 to Amended and Restated Bylaws. (3)
(d) Amendment No. 2 to Amended and Restated Bylaws. (4)
(e) Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)
(c)
Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (7)

(d)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)
(e)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)
(f) Junior Subordinated Debt Security Specimen. (7)
(g) Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
(h)
Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)	BancorpSouth, Inc. Long-Term Equity Incentive Plan. (8)
(10.2)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (9)

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

____________________________
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.
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

BancorpSouth, Inc. (Registrant)

DATE: May 9, 2011	By:	/s/ William L. Prater
William L. Prater
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	(a)	Restated Articles of Incorporation, as amended. (1)
(b) Bylaws, as amended and restated. (2)
(c) Amendment No. 1 to Amended and Restated Bylaws. (3)
(d) Amendment No. 2 to Amended and Restated Bylaws. (4)
(e) Amendment No. 3 to Amended and Restated Bylaws. (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)
(c)
Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York (Delaware) and the Administrative Trustees named therein. (7)

(d)	Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)
(e)	Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)
(f) Junior Subordinated Debt Security Specimen. (7)
(g) Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)
(h)
Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)	BancorpSouth, Inc. Long-Term Equity Incentive Plan. (8)
(10.2)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (9)
(31.1)
Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d- 14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)
Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

_____________________________
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.
*           Filed herewith.
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.