Form 10-Q
period 2011-06-30
BANCORPSOUTH INC
filed 2011-08-05
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

 As of August 1, 2011, the registrant had outstanding 83,488,963 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to net interest revenue, estimates of fair value discount rates, fair values of  available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, the Company’s ability to meet the challenges of the current economic cycle, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, goodwill impairment, the Company’s reserve for losses from representation and warranty obligations, the impact of recent accounting pronouncements, the Company’s foreclosure process related to mortgage loans, the impact of the Durbin Debit Interchange Amendment on the Company’s debit card revenue, the impact of the Federal Reserve’s new rules regarding overdraft payments on the Company’s service charge revenue, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, concessions granted to borrowers experiencing financial difficulties, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, payment of dividends, the impact of federal and state regulatory requirements for capital on the Company’s ability to meet its cash obligations, the impact of pending litigation and the implementation and effect of remedial actions to address the material weakness in internal control over financial reporting. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, conditions in the financial markets and economic conditions generally, the soundness of other financial institutions, the availability of capital on favorable terms if and when needed, liquidity risk, the credit risk associated with real estate construction, estimates of costs and values associated with acquisition and development loans in the Company’s loan portfolio, the adequacy of the Company’s allowance for credit losses to cover actual credit losses, governmental regulation and supervision of the Company’s operations, the susceptibility of the Company’s business to local economic conditions, the impact of recent legislation and regulations on service charges for core deposit accounts, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, the impact of hurricanes or other adverse weather events, risks in connection with completed or potential acquisitions, dilution caused by the Company’s issuance of securities to raise capital or to acquire other banks, bank holding companies, financial holding companies and insurance agencies, restrictions on the Company’s ability to declare and pay dividends, the Company’s growth strategy, diversification in the types of financial services the Company offers, competition with other financial services companies, interruptions or breaches in security of the Company’s information systems, the failure of certain third party vendors to perform, the Company’s ability to improve its internal controls adequately, any requirement that the Company write down goodwill or other intangible assets, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$166,761	$99,916	$370,499
Interest bearing deposits with other banks	304,344	172,170	111,040
Held-to-maturity securities, at amortized cost	-	1,613,019	1,147,157
Available-for-sale securities, at fair value	2,560,824	1,096,062	962,692
Federal funds sold and securities purchased under agreement to resell	-	150,000	75,000
Loans and leases	9,255,879	9,376,351	9,691,623
Less: Unearned income	41,326	43,244	44,721
Allowance for credit losses	197,627	196,913	200,744
Net loans	9,016,926	9,136,194	9,446,158
Loans held for sale	70,519	93,697	95,987
Premises and equipment, net	328,075	332,890	336,645
Accrued interest receivable	55,525	61,025	63,862
Goodwill	271,297	270,097	270,097
Bank owned life insurance	197,028	194,064	190,828
Other real estate owned	151,204	133,412	67,560
Other assets	244,547	262,464	283,479
TOTAL ASSETS	$13,367,050	$13,615,010	$13,421,004

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,096,655	$2,060,145	$1,897,977
Interest bearing	4,939,553	4,931,518	4,725,457
Savings	944,993	863,034	770,112
Other time	3,327,262	3,635,324	3,827,095
Total deposits	11,308,463	11,490,021	11,220,641
Federal funds purchased and securities sold under agreement to repurchase	426,097	440,593	481,109
Short-term Federal Home Loan Bank and other short-term borrowings	703	2,727	3,500
Accrued interest payable	11,348	14,336	17,508
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	35,000	110,000	110,749
Other liabilities	178,424	174,777	186,926
TOTAL LIABILITIES	12,120,347	12,392,766	12,180,745

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 83,488,962,
83,481,737 and 83,481,738 shares, respectively	208,722	208,704	208,704
Capital surplus	226,362	224,976	223,922
Accumulated other comprehensive loss	6,289	(14,453)	(5,008)
Retained earnings	805,330	803,017	812,641
TOTAL SHAREHOLDERS' EQUITY	1,246,703	1,222,244	1,240,259
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,367,050	$13,615,010	$13,421,004

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$116,892	$124,621	$234,250	$251,577
Deposits with other banks	124	33	246	54
Federal funds sold and securities purchased under agreement to resell	35	143	166	225
Held-to-maturity securities:
Taxable	5,066	9,363	13,080	18,778
Tax-exempt	2,291	2,412	5,638	4,873
Available-for-sale securities:
Taxable	10,451	8,030	19,036	16,415
Tax-exempt	1,871	833	2,695	1,665
Loans held for sale	505	727	952	1,233
Total interest revenue	137,235	146,162	276,063	294,820

INTEREST EXPENSE:
Deposits:
Interest bearing demand	6,039	9,751	12,585	19,143
Savings	810	915	1,636	1,804
Other time	16,285	21,535	33,768	43,064
Federal funds purchased and securities sold under agreement to repurchase	135	215	287	443
Federal Home Loan Bank borrowings	1,194	1,553	2,717	3,433
Junior subordinated debt	2,860	2,862	5,719	5,717
Other	-	2	2	5
Total interest expense	27,323	36,833	56,714	73,609
Net interest revenue	109,912	109,329	219,349	221,211
Provision for credit losses	32,240	62,354	85,719	105,873
Net interest revenue, after provision for
credit losses	77,672	46,975	133,630	115,338

NONINTEREST REVENUE:
Mortgage lending	2,003	(2,304)	9,584	2,721
Credit card, debit card and merchant fees	11,263	9,333	21,609	18,143
Service charges	16,556	18,953	31,924	35,215
Trust income	2,850	2,707	5,984	5,294
Security gains (losses), net	10,045	(585)	10,062	712
Insurance commissions	22,941	21,666	45,490	43,334
Other	9,486	7,316	18,802	14,999
Total noninterest revenue	75,144	57,086	143,455	120,418

NONINTEREST EXPENSE:
Salaries and employee benefits	70,142	68,189	140,517	137,476
Occupancy, net of rental income	10,232	10,527	20,903	21,302
Equipment	5,595	5,877	11,253	11,616
Deposit insurance assessments	6,436	4,362	11,861	8,612
Prepayment penalty on FHLB borrowings	9,778	-	9,778	0
Other	34,886	31,061	72,767	61,493
Total noninterest expense	137,069	120,016	267,079	240,499
Income (loss) before income taxes	15,747	(15,955)	10,006	(4,743)
Income tax (benefit) expense	2,921	(3,395)	(2,326)	(579)
Net income (loss)	$12,826	$(12,560)	$12,332	$(4,164)

Earnings (loss) per share: Basic	$0.15	$(0.15)	$0.15	$(0.05)
Diluted	$0.15	$(0.15)	$0.15	$(0.05)

Dividends declared per common share	$0.01	$0.22	$0.12	$0.44

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2011	2010
	(In thousands)
Operating Activities:
Net income (loss)	$12,332	$(4,164)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	85,719	105,873
Depreciation and amortization	14,789	14,905
Deferred taxes	(267)	(6,732)
Amortization of intangibles	1,687	1,999
Amortization of debt securities premium and discount, net	13,936	2,418
Share-based compensation expense	1,285	898
Security gains, net	(10,062)	(712)
Net deferred loan origination expense	(4,384)	(4,561)
Excess tax benefit from exercise of stock options	(8)	(21)
Decrease in interest receivable	5,500	4,789
Decrease in interest payable	(2,988)	(2,080)
Realized gain on mortgages sold	(14,225)	(11,500)
Proceeds from mortgages sold	483,065	494,449
Origination of mortgages held for sale	(448,082)	(497,981)
Increase in bank-owned life insurance	(2,964)	(3,058)
(Increase) decrease in prepaid pension asset	(186)	21
Decrease in prepaid deposit insurance assessments	11,040	7,690
Other, net	(1,035)	(26,913)
Net cash provided by operating activities	145,152	75,320
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	135,781	290,273
Proceeds from calls and maturities of available-for-sale securities	131,124	66,708
Proceeds from sales of available-for-sale securities	180,057	91,533
Purchases of held-to-maturity securities	(151,105)	(404,821)
Purchases of available-for-sale securities	(119,089)	(157,397)
Net decrease in short-term investments	150,000	-
Net decrease in loans and leases	20,141	43,328
Purchases of premises and equipment	(10,520)	(7,861)
Proceeds from sale of premises and equipment	1,693	73
Contingency earn-out payment	(1,200)	-
Other, net	(31)	(40)
Net cash provided by (used in) investing activities	336,851	(78,204)
Financing activities:
Net (decrease) increase in deposits	(181,558)	542,939
Net decrease in short-term debt and other liabilities	(16,526)	(260,767)
Repayment of long-term debt	(75,000)	(22)
Issuance of common stock	110	534
Excess tax benefit from exercise of stock options	8	21
Payment of cash dividends	(10,018)	(36,727)
Net cash (used in) provided by financing activities	(282,984)	245,978

Increase in cash and cash equivalents	199,019	243,094
Cash and cash equivalents at beginning of period	272,086	238,445
Cash and cash equivalents at end of period	$471,105	$481,539

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  Certain 2010 amounts have been reclassified to conform with the 2011 presentation.
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, Century Credit Life Insurance Company, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc., BancorpSouth Municipal Development Corporation and BancorpSouth Bank Securities Corporation.

NOTE 2 – LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development; and commercial.  Certain loans within the prior period real estate consumer mortgage portfolio have been reclassified into the real estate construction acquisition and development portfolio in order to conform to current period presentation. This reclassification was determined necessary based on an analysis of the underlying uses of the collateral of the portfolios. The reclassification did not impact the overall amount of nonperforming loans nor did it impact the allowance for credit losses. A summary of gross loans and leases by segment and class as of the dates indicated follows:

	June 30,		December 31,
	2011	2010	2010
	(In thousands)

Commercial and industrial	$1,540,048	$1,499,152	$1,505,471
Real estate
Consumer mortgages	1,971,499	1,981,475	1,951,563
Home equity	531,787	555,281	543,272
Agricultural	255,310	260,489	252,292
Commercial and industrial-owner occupied	1,366,734	1,407,704	1,331,473
Construction, acquisition and development	1,060,675	1,419,303	1,174,743
Commercial	1,764,648	1,794,644	1,816,951
Credit cards	101,955	102,784	106,345
All other	663,223	670,791	694,241
Total	$9,255,879	$9,691,623	$9,376,351

    The following table shows the Company’s  loans and leases, net of unearned income, as of June 30, 2011 by segment, class and geographical location:
	Alabama				Greater
	and Florida				Memphis	Northeast	Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Area	Tennessee	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$63,477	$219,533	$322,786	$85,073	$24,045	$84,544	$274,812	$452,416	$1,526,686
Real estate
Consumer mortgages	114,266	273,338	779,838	66,163	87,596	164,453	412,493	73,352	1,971,499
Home equity	64,043	43,224	178,305	29,297	73,790	79,307	62,617	1,204	531,787
Agricultural	7,338	73,285	75,142	5,642	16,248	13,629	58,370	5,656	255,310
Commercial and industrial-owner occupied	125,567	175,098	472,765	74,684	109,132	101,806	246,369	61,313	1,366,734
Construction, acquisition and development	133,335	86,795	273,624	88,309	128,537	130,962	208,406	10,707	1,060,675
Commercial	195,722	340,963	344,926	241,209	132,670	105,507	354,065	49,586	1,764,648
Credit cards	-	-	-	-	-	-	-	101,955	101,955
All other	14,936	42,680	79,088	1,409	48,596	28,516	29,521	390,513	635,259
Total	$718,684	$1,254,916	$2,526,474	$591,786	$620,614	$708,724	$1,646,653	$1,146,702	$9,214,553

The Company does not have any loan concentrations, other than those reflected in the preceding tables, which exceed 10% of total loans.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  Prior to March of 2010, some of these loans were structured with interest reserves to fund interest costs during the construction and development period.  The Company’s general loan policy was changed in March of 2010 to prohibit the use of interest reserves on loans made after that time.  Additionally, certain of these loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in the corresponding areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.
The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2011 and December 31, 2010:

	June 30, 2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$7,022	$1,691	$2,503	$11,216	$1,515,470	$1,526,686	$118
Real estate
Consumer mortgages	14,463	7,639	12,713	34,815	1,936,684	1,971,499	2,482
Home equity	2,779	348	912	4,039	527,748	531,787	242
Agricultural	2,600	318	2,841	5,759	249,551	255,310	-
Commercial and industrial-owner occupied	5,169	2,405	12,518	20,092	1,346,642	1,366,734	-
Construction, acquisition and development	11,375	17,150	64,323	92,848	967,827	1,060,675	432
Commercial	5,433	1,758	18,980	26,171	1,738,477	1,764,648	19
Credit cards	530	337	630	1,497	100,458	101,955	299
All other	2,725	312	894	3,931	631,328	635,259	388
Total	$52,096	$31,958	$116,314	$200,368	$9,014,185	$9,214,553	$3,980

	December 31, 2010
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$13,037	$848	$12,000	$25,885	$1,465,298	$1,491,183	$675
Real estate
Consumer mortgages	16,937	4,481	20,640	42,058	1,909,505	1,951,563	6,521
Home equity	1,258	800	755	2,813	540,459	543,272	173
Agricultural	1,140	3,450	3,527	8,117	244,175	252,292	123
Commercial and industrial-owner occupied	9,260	1,290	7,323	17,873	1,313,600	1,331,473	20
Construction, acquisition and development	22,436	9,837	94,264	126,537	1,048,206	1,174,743	197
Commercial	4,409	4,712	10,507	19,628	1,797,323	1,816,951	-
Credit cards	793	373	780	1,946	104,399	106,345	330
All other	2,058	1,117	847	4,022	661,263	665,285	461
Total	$71,328	$26,908	$150,643	$248,879	$9,084,228	$9,333,107	$8,500

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2011 and December 31, 2010:

	June 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,477,497	$1,312	$40,160	$1,282	$450	$5,985	$1,526,686
Real estate
Consumer mortgage	1,817,381	3,885	123,392	3,485	87	23,269	1,971,499
Home equity	512,791	793	16,501	427	605	670	531,787
Agricultural	229,001	2,486	16,507	-	-	7,316	255,310
Commercial and industrial-owner occupied	1,269,218	2,304	73,272	651	99	21,190	1,366,734
Construction, acquisition and development	728,194	20,348	114,222	594	286	197,031	1,060,675
Commercial	1,606,844	9,130	102,762	59	-	45,853	1,764,648
Credit Cards	101,645	11	281	18	-	-	101,955
All other	613,573	76	18,847	411	9	2,343	635,259
Total	$8,356,144	$40,345	$505,944	$6,927	$1,536	$303,657	$9,214,553

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,429,443	$5,764	$51,562	$1,577	$701	$2,136	$1,491,183
Real estate
Consumer mortgage	1,813,740	1,867	104,504	3,106	123	28,223	1,951,563
Home equity	527,047	1,231	13,169	613	361	851	543,272
Agricultural	226,054	309	21,614	-	20	4,295	252,292
Commercial and industrial-owner occupied	1,250,265	1,422	62,783	900	30	16,073	1,331,473
Construction, acquisition and development	845,725	1,882	138,929	2,243	1,046	184,918	1,174,743
Commercial	1,688,228	5,565	86,358	98	495	36,207	1,816,951
Credit Cards	106,181	11	146	7	-	-	106,345
All other	641,292	35	22,735	477	44	702	665,285
Total	$8,527,975	$18,086	$501,800	$9,021	$2,820	$273,405	$9,333,107

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at June 30, 2011 and December 31, 2010:

	June 30, 2011
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment in	Balance of	Allowance for	ended	ended	ended	ended
	Impaired Loans	Impaired Loans	Credit Losses	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011
	(In thousands)
With no related allowance:
Commercial and industrial	$4,395	$6,269	$-	$5,589	$4,258	$31	$36
Real estate
Consumer mortgage	15,758	19,023	-	27,727	23,897	195	259
Home equity	456	561	-	632	489	-	-
Agricultural	2,101	2,177	-	3,808	3,120	18	18
Commercial and industrial-owner occupied	12,060	16,955	-	12,727	10,162	53	110
Construction, acquisition and development	118,763	160,553	-	156,510	122,221	391	461
Commercial	10,681	14,502	-	23,220	23,506	112	160
All other	819	5,297	-	2,283	1,535	51	59
Total	$165,033	$225,337	$-	$232,496	$189,188	$851	$1,103

With an allowance:
Commercial and industrial	$1,590	$1,688	$456	$3,794	$4,342	$5	$5
Real estate
Consumer mortgage	7,985	8,089	2,278	16,603	17,987	102	249
Home equity	214	214	39	144	385	1	1
Agricultural	5,215	5,690	1,729	4,202	3,887	4	18
Commercial and industrial-owner occupied	9,130	9,450	3,151	12,191	12,150	45	58
Construction, acquisition and development	78,268	85,856	27,721	87,236	95,224	572	965
Commercial	35,172	37,386	10,642	34,377	31,134	183	399
All other	1,050	1,050	794	3,396	1,706	4	5
Total	$138,624	$149,423	$46,810	$161,943	$166,815	$916	$1,700

Total:
Commercial and industrial	$5,985	$7,957	$456	$9,383	$8,600	$36	$41
Real estate
Consumer mortgage	23,743	27,112	2,278	44,330	41,884	297	508
Home equity	670	775	39	776	874	1	1
Agricultural	7,316	7,867	1,729	8,010	7,007	22	36
Commercial and industrial- owner occupied	21,190	26,405	3,151	24,918	22,312	98	168
Construction, acquisition and development	197,031	246,409	27,721	243,746	217,445	963	1,426
Commercial	45,853	51,888	10,642	57,597	54,640	295	559
All other	1,869	6,347	794	5,679	3,241	55	64
Total	$303,657	$374,760	$46,810	$394,439	$356,003	$1,767	$2,803

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Commercial and industrial	$1,457	$2,600	$-
Real estate
Consumer mortgage	11,228	14,273	-
Home equity	290	629	-
Agricultural	1,439	1,981	-
Commercial and industrial-owner occupied	10,920	12,371	-
Construction, acquisition and development	80,204	120,938	-
Commercial	15,795	20,478	-
All other	702	931	-
Total	$122,035	$174,201	$-

With an allowance:
Commercial and industrial	$679	$977	$125
Real estate
Consumer mortgage	16,995	16,644	4,226
Home equity	561	561	41
Agricultural	2,856	3,132	544
Commercial and industrial-owner occupied	5,153	5,298	1,361
Construction, acquisition and development	104,714	123,538	29,195
Commercial	20,412	21,026	5,227
All other	-	-	-
Total	$151,370	$171,176	$40,719

Total:
Commercial and industrial	$2,136	$3,577	$125
Real estate
Consumer mortgage	28,223	30,917	4,226
Home equity	851	1,190	41
Agricultural	4,295	5,113	544
Commercial and industrial-owner occupied	16,073	17,669	1,361
Construction, acquisition and development	184,918	244,476	29,195
Commercial	36,207	41,504	5,227
All other	702	931	-
Total	$273,405	$345,377	$40,719

    The following tables provide details regarding impaired construction, acquisition and development loans and leases, net of unearned income, by collateral type at June 30, 2011 and December 31, 2010:

	June 30, 2011
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment in	Balance of	Allowance for	ended	ended	ended	ended
	Impaired Loans	Impaired Loans	Credit Losses	June 30, 2011	June 30, 2011	June 30, 2011	June 30, 2011
	(In thousands)
With no related allowance:
Multi-family construction	$9,174	$11,756	$-	$10,205	$9,466	$-	$-
One-to-four family construction	14,297	17,753	-	11,172	7,861	28	33
Recreation and all other loans	774	1,230	-	660	403	3	4
Commercial construction	8,157	12,097	-	20,194	15,974	53	55
Commercial acquisition and development	19,232	25,254	-	24,619	20,560	49	49
Residential acquisition and development	67,129	92,463	-	89,660	67,957	258	320
Total	$118,763	$160,553	$-	$156,510	$122,221	$391	$461

With an allowance:
Multi-family construction	$-	$-	$-	$981	$1,184	$-	$-
One-to-four family construction	8,871	8,977	2,535	5,113	5,120	44	44
Recreation and all other loans	-	-	0	291	474	-	2
Commercial construction	8,460	12,532	2,264	7,210	8,452	25	70
Commercial acquisition and development	17,203	17,695	6,083	16,463	16,505	175	331
Residential acquisition and development	43,734	46,652	16,839	57,178	63,489	328	518
Total	$78,268	$85,856	$27,721	$87,236	$95,224	$572	$965

Total:
Multi-family construction	$9,174	$11,756	$-	$11,186	$10,650	$-	$-
One-to-four family construction	23,168	26,730	2,535	16,285	12,981	72	77
Recreation and all other loans	774	1,230	-	951	877	3	6
Commercial construction	16,617	24,629	2,264	27,404	24,426	78	125
Commercial acquisition and development	36,435	42,949	6,083	41,082	37,065	224	380
Residential acquisition and development	110,863	139,115	16,839	146,838	131,446	586	838
Total	$197,031	$246,409	$27,721	$243,746	$217,445	$963	$1,426

`	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Multi-family construction	$8,293	$9,975	$-
One-to-four family construction	6,511	11,749	-
Recreation and all other loans	392	580	-
Commercial construction	11,171	13,062	-
Commercial acquisition and development	7,897	12,501	-
Residential acquisition and development	45,940	73,071	-
Total	$80,204	$120,938	$-

With an allowance:
Multi-family construction	$1,904	$6,978	$4
One-to-four family construction	11,939	14,846	932
Recreation and all other loans	498	498	148
Commercial construction	12,459	12,612	5,246
Commercial acquisition and development	21,575	21,575	8,424
Residential acquisition and development	56,339	67,029	14,441
Total	$104,714	$123,538	$29,195

Total:
Multi-family construction	$10,197	$16,953	$4
One-to-four family construction	18,450	26,595	932
Recreation and all other loans	890	1,078	148
Commercial construction	23,630	25,674	5,246
Commercial acquisition and development	29,472	34,076	8,424
Residential acquisition and development	102,279	140,100	14,441
Total	$184,918	$244,476	$29,195

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”) are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at June 30, 2011 and December 31, 2010 was $303.7 million and $273.4 million, respectively.  At June 30, 2011 and December 31, 2010, $138.6 million and $151.4 million, respectively, of those impaired loans had a valuation allowance of $46.8 million and $40.7 million, respectively.  The remaining balance of impaired loans of $165.1 million and $122.0 million at June 30, 2011 and December 31, 2010, respectively, were carried at fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $75.8 million and $63.7 million at June 30, 2011 and December 31, 2010, respectively.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	June 30,		December 31,
	2011	2010	2010
	(In thousands)

Non-accrual loans and leases	$331,076	$263,758	$347,499
Loans and leases 90 days or more past due, still accruing	3,980	17,696	8,500
Restructured loans and leases still accruing	44,786	20,813	38,376
Total non-performing loans and leases	$379,842	$302,267	$394,375

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At June 30, 2011, the Company’s geographic NPL distribution was concentrated primarily in its Alabama and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2011	2010	2010
	(In thousands)
Commercial and industrial	$9,337	$6,280	$13,075
Real estate
Consumer mortgages	34,174	22,618	34,021
Home equity	1,232	1,565	811
Agricultural	8,526	3,972	7,589
Commercial and industrial-owner occupied	26,387	12,061	20,338
Construction, acquisition and development	200,434	174,725	211,547
Commercial	48,571	38,921	57,766
Credit cards	546	726	720
All other	1,869	2,890	1,632
Total	$331,076	$263,758	$347,499

In the normal course of business, management grants concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status if there has been at least a six-month period of sustained repayment performance by the borrower.  During the second quarter and first six months of 2011, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$22,479	$(14,365)	$773	$13,953	$22,840
Real estate
Consumer mortgage	35,540	(4,889)	363	6,031	37,045
Home equity	7,305	(2,473)	91	2,697	7,620
Agricultural	4,997	(965)	47	630	4,709
Commercial and industrial-owner occupied	20,403	(4,944)	194	8,991	24,644
Construction, acquisition and development	59,048	(49,126)	2,057	41,941	53,920
Commercial	33,439	(6,111)	405	7,560	35,293
Credit Cards	4,126	(1,606)	494	473	3,487
All other	9,576	(5,524)	574	3,443	8,069
Total	$196,913	$(90,003)	$4,998	$85,719	$197,627

	Year ended
	December 31, 2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(11,879)	$1,330	$11,874	$22,479
Real estate
Consumer mortgage	37,048	(16,280)	1,448	13,324	35,540
Home equity	7,218	(5,215)	179	5,123	7,305
Agricultural	4,192	(1,201)	12	1,994	4,997
Commercial and industrial-owner occupied	22,989	(9,200)	399	6,215	20,403
Construction, acquisition and development	46,193	(122,596)	1,706	133,745	59,048
Commercial	26,694	(14,084)	845	19,984	33,439
Credit Cards	3,481	(4,559)	829	4,375	4,126
All other	7,074	(6,008)	1,128	7,382	9,576
Total	$176,043	$(191,022)	$7,876	$204,016	$196,913

	Six months ended
	June 30, 2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(7,275)	$305	$8,334	$22,518
Real estate
Consumer mortgage	37,048	(7,591)	882	2,256	32,595
Home equity	7,218	(2,285)	95	1,751	6,779
Agricultural	4,192	(680)	-	255	3,767
Commercial and industrial-owner occupied	22,989	(6,310)	51	5,803	22,533
Construction, acquisition and development	46,193	(49,090)	267	70,935	68,305
Commercial	26,694	(4,871)	39	6,781	28,643
Credit Cards	3,481	(2,523)	369	1,984	3,311
All other	7,074	(3,117)	562	7,774	12,293
Total	$176,043	$(83,742)	$2,570	$105,873	$200,744

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	June 30, 2011
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$5,985	$456	$22,384	$22,840
Real estate
Consumer mortgage	23,743	2,278	34,767	37,045
Home equity	670	39	7,581	7,620
Agricultural	7,316	1,729	2,980	4,709
Commercial and industrial-owner occupied	21,190	3,151	21,493	24,644
Construction, acquisition and development	197,031	27,721	26,199	53,920
Commercial	45,853	10,642	24,651	35,293
Credit Cards	-	-	3,487	3,487
All other	1,869	794	7,275	8,069
Total	$303,657	$46,810	$150,817	$197,627

	December 31, 2010
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$2,136	$125	$22,354	$22,479
Real estate
Consumer mortgage	28,223	4,226	31,314	35,540
Home equity	851	41	7,264	7,305
Agricultural	4,295	544	4,453	4,997
Commercial and industrial-owner occupied	16,073	1,361	19,042	20,403
Construction, acquisition and development	184,918	29,195	29,853	59,048
Commercial	36,207	5,227	28,212	33,439
Credit Cards	-	-	4,126	4,126
All other	702	-	9,576	9,576
Total	$273,405	$40,719	$156,194	$196,913

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2011	2010	2010
	(In thousands)
Balance at beginning of period	$133,412	$59,265	$59,265
Additions to foreclosed properties
New foreclosed properties	59,663	37,105	129,796
Reductions in foreclosed properties
Sales	(34,663)	(24,332)	(45,217)
Writedowns	(7,208)	(4,478)	(10,432)
Balance at end of period	$151,204	$67,560	$133,412

    The following table presents the other real estate owned by geographical location, segment and class at June 30, 2011:

	Alabama				Greater
	and Florida				Memphis	Northeast	Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Area	Tennessee	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$439	$18	$-	$-	$946	$-	$-	$-	$1,403
Real estate
Consumer mortgages	3,985	327	3,391	762	6,078	2,642	1,120	1,649	19,954
Home equity	-	58	291	-	-	368	-	-	717
Agricultural	950	87	2,081	-	1,551	-	-	-	4,669
Commercial and industrial-owner occupied	930	109	1,740	79	3,515	446	228	292	7,339
Construction, acquisition and development	9,334	2,231	26,052	2,952	49,562	14,931	2,669	621	108,352
Commercial	2,757	1,725	1,112	451	1,215	203	584	-	8,047
All other	172	44	312	195	-	-	-	-	723
Total	$18,567	$4,599	$34,979	$4,439	$62,867	$18,590	$4,601	$2,562	$151,204

The Company incurred total foreclosed property expenses of $3.8 million for each of the three months ended June 30, 2011 and 2010.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.1 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively.  The Company incurred total foreclosed property expenses of $10.8 million and $7.4 million for the six months ended June 30, 2011 and 2010, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $7.6 million and $5.9 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 – SECURITIES

During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassed held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  Amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2010 follow:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,246,649	$27,082	$4,320	$1,269,411
Obligations of states and political subdivisions	366,370	4,286	7,376	363,280
Total	$1,613,019	$31,368	$11,696	$1,632,691

Gross gains of approximately $37,000 and no gross losses were recognized on held-to-maturity securities during the first six months of 2011 prior to the reclassification of held-to-maturity securities to available-for-sale securities.  Gross gains of approximately $45,000 and no gross losses were recognized during the first six months of 2010.  These gains and losses were a result of held-to-maturity securities being called prior to maturity.

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,565,900	$33,475	$144	$1,599,231
Government agency issued residential
mortgage-backed securities	425,416	6,847	1,861	430,402
Government agency issued commercial
mortgage-backed securities	30,420	1,325	118	31,627
Obligations of states and political subdivisions	472,860	14,727	934	486,653
Other	12,161	750	-	12,911
Total	$2,506,757	$57,124	$3,057	$2,560,824

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$416,005	$17,153	$-	$433,158
Government agency issued residential
mortgage-backed securities	498,874	5,954	1,599	503,229
Government agency issued commercial
mortgage-backed securities	29,582	676	264	29,994
Obligations of states and political subdivisions	110,946	965	1,746	110,165
Other	18,943	573	-	19,516
Total	$1,074,350	$25,321	$3,609	$1,096,062

Gross gains of $10.3 million and gross losses of approximately $260,000 were recognized on available-for-sale securities during the first six months of 2011, while gross gains of $2.0 million and gross losses of $1.3 million were recognized during the first six months of 2010.
The amortized cost and estimated fair value of available-for-sale securities at June 30, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2011
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$330,416	$337,666	5.09%
Maturing after one year through five years	1,443,567	1,468,183	2.00
Maturing after five years through ten years	266,506	273,532	3.48
Maturing after ten years	466,268	481,443	5.61
Total	$2,506,757	$2,560,824

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$79,782	$(144)	$-	$-	$79,782	$(144)
Government agency issued residential
mortgage-backed securities	140,877	(1,861)	-	-	140,877	(1,861)
Government agency issued commercial
mortgage-backed securities	2,097	(35)	3,963	(83)	6,060	(118)
Obligations of states and						-
political subdivisions	35,576	(814)	1,248	(120)	36,824	(934)
Other	-	-	-	-	-	-
Total	$258,332	$(2,854)	$5,211	$(203)	$263,543	$(3,057)

	December 31, 2010
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Obligations of states and
political subdivisions	20,322	332	9,327	338	29,649	670
Total	$20,322	$332	$9,327	$338	$29,649	$670

Available-for-sale securities:
U.S. Government agencies	$48,881	$207	$-	$-	$48,881	$207
Government agency issued residential
mortgage-backed securities	6,320	122	-	-	6,320	122
Government agency issued commercial
mortgage-backed securities	1,384	19	2,598	66	3,982	85
Obligations of states and						-
political subdivisions	36,704	297	2,459	205	39,163	502
Collateralized debt obligations	-	-	5	1	5	1
Other	-	-	-	-	-	-
Total	$93,289	$645	$5,062	$272	$98,351	$917

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment has been recorded during 2011.

NOTE 6 – PER SHARE DATA

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options for 3.0 million shares of Company common stock for both the three months and six months ended June 30, 2011, with a weighted average exercise price of $21.03 and $21.01 per share for the three months and six months ended June 30, 2011, respectively, were excluded from diluted shares.  Because of  the net loss attributable to common shareholders for the three and six months ended June 30, 2010, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive.  Weighted-average antidilutive stock options for 2.6 million and 2.7 million shares of Company common stock with a weighted average exercise price of $22.39 and $22.36 per share for the three months and six months ended June 30, 2010, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for the three months and six months ended June 30, 2011.  Antidilutive other equity awards of approximately 99,000 and 270,000 shares of Company common stock for the three months and six months ended June 30, 2010 were also excluded from diluted shares.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income (loss) available to common
shareholders	$12,826	83,454	$0.15	$(12,560)	83,429	$(0.15)
Effect of dilutive share-
based awards	-	60		-	-

Diluted EPS
Income (loss) available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$12,826	83,514	$0.15	$(12,560)	83,429	$(0.15)

	Six months ended June 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income (loss) available to common
shareholders	$12,332	83,451	$0.15	$(4,164)	83,416	$(0.05)
Effect of dilutive share-
based awards	-	59		-	-

Diluted EPS
Income (loss) available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$12,332	83,510	$0.15	$(4,164)	83,416	$(0.05)

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2011			2010
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising during
holding period	$46,461	$(17,781)	$28,680	$7,889	$(3,015)	$4,874
Less: Reclassification adjustment for
net (gains) losses realized in net income	(10,045)	3,842	(6,203)	585	(224)	361
Recognized employee benefit plan
net periodic benefit cost	633	(242)	391	652	(250)	402
Other comprehensive income (loss)	$37,049	$(14,181)	$22,868	$9,126	$(3,489)	$5,637
Net income (loss)			12,826			(12,560)
Comprehensive income (loss)			$35,694			$(6,923)

	Six months ended June 30,
	2011			2010
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains (losses) arising
during holding period	$42,417	$(16,244)	$26,173	$4,931	$(1,884)	$3,047
Less: Reclassification adjustment for
net (gains) losses realized in net income	(10,062)	3,849	(6,213)	(712)	272	(440)
Recognized employee benefit plan
net periodic benefit cost	1,266	(484)	782	1,286	(492)	794
Other comprehensive income	$33,621	$(12,879)	$20,742	$5,505	$(2,104)	$3,401
Net income			12,332			(4,164)
Comprehensive income			$33,074			$(763)
Included with unrealized gains (losses) arising during holding period is an increase in other comprehensive income related to the transfer of held-to-maturity securities to the available-for-sale category.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2011 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2010	$217,618	$52,479	$270,097
Goodwill recorded during the period	-	1,200	1,200
Balance as of June 30, 2011	$217,618	$53,679	$271,297

The goodwill recorded in the insurance agency segment during the first six months of 2011 was related to an earn-out payment associated with an insurance agency acquired during the first quarter of 2008.
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 because volatile market conditions caused the Company’s market value to fall below book value.  Based on this analysis, no goodwill impairment was recorded during the six months ended June 30, 2011 because the estimated fair value of each of the Company’s reporting segments exceeded its respective carrying values by more than 15%.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$20,231	$27,801	$19,716
Customer relationship intangibles	32,749	22,814	32,511	21,661
Non-solicitation intangibles	75	19	-	-
Total	$60,625	$43,064	$60,312	$41,377

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$248	$323	$515	$662
Customer relationship intangibles	575	661	1,153	1,337
Non-solicitation intangibles	9	-	19	-
Total	$832	$984	$1,687	$1,999

    The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2011 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2011	$1,016	$2,223	$38	$3,277
For year ending December 31, 2012	946	1,905	37	2,888
For year ending December 31, 2013	582	1,632	-	2,214
For year ending December 31, 2014	526	1,398	-	1,924
For year ending December 31, 2015	157	1,136	-	1,293

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$2,082	$1,921	$4,164	$3,724
Interest cost	2,028	1,931	4,056	3,838
Expected return on assets	(3,713)	(3,529)	(7,426)	(7,016)
Amortization of unrecognized transition amount	5	3	10	8
Recognized prior service cost	50	85	100	170
Recognized net loss	578	564	1,156	1,108
Net periodic benefit costs	$1,030	$975	$2,060	$1,832

NOTE 10 – RECENT PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standards update (“ASU”) regarding fair value measurements and disclosures.  This ASU revises two disclosure requirements concerning fair value measurements and clarifies two others.  The ASU requires expanded disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurement and the reasons for the transfers, as well as the clarifications of existing disclosures and was effective for interim or annual reporting periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010.  This ASU impacts disclosures only and is included in Note 14 below.  The new ASU did not have an impact on the financial position or results of operations of the Company.
In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010.  This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses impacts disclosures only and is included in Notes 2 and 3 above.  The new accounting standard did not have an impact on the financial position or results of operations of the Company.
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
In April 2011, the FASB issued an ASU regarding reconsideration of effective control for repurchase agreements.  This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by this ASU.  The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The new ASU is not expected to have a material impact on the financial position and results of operations of the Company.
In May 2011, the FASB issued an ASU regarding amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This ASU provides amendments to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurements and disclosure requirements are the same.  The ASU is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company is currently assessing the impact on this new ASU on the financial position and results of operations of the Company.
In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income.  This ASU amends existing guidance and eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  The ASU requires that comprehensive income be presented in either a single continuous statement of in two separate but consecutive statements.  The ASU is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this ASU is expected to change the manner in which the Company’s other comprehensive income is disclosed and will have no impact on the financial position and results of operations of the Company.

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2011:
Results of Operations
Net interest revenue	$102,880	$84	$6,948	$109,912
Provision for credit losses	32,534	-	(294)	32,240
Net interest revenue after provision for credit losses	70,346	84	7,242	77,672
Noninterest revenue	40,913	22,890	11,341	75,144
Noninterest expense	91,936	19,011	26,122	137,069
Income (loss) before income taxes	19,323	3,963	(7,539)	15,747
Income tax expense (benefit)	4,063	1,576	(2,718)	2,921
Net income (loss)	$15,260	$2,387	$(4,821)	$12,826
Selected Financial Information
Total assets at end of period	$10,483,137	$171,122	$2,712,791	$13,367,050
Depreciation and amortization	6,107	972	1,069	8,148

Three months ended June 30, 2010:
Results of Operations
Net interest revenue	$99,271	$146	$9,912	$109,329
Provision for credit losses	58,789	-	3,565	62,354
Net interest revenue after provision for credit losses	40,482	146	6,347	46,975
Noninterest revenue	27,474	21,625	7,987	57,086
Noninterest expense	77,975	18,074	23,967	120,016
(Loss) income before income taxes	(10,019)	3,697	(9,633)	(15,955)
Income tax (benefit) expense	(2,132)	1,457	(2,720)	(3,395)
Net (loss) income	$(7,887)	$2,240	$(6,913)	$(12,560)
Selected Financial Information
Total assets at end of period	$10,956,724	$173,210	$2,291,070	$13,421,004
Depreciation and amortization	6,678	1,104	564	8,346

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Six months ended June 30, 2011:
Results of Operations
Net interest revenue	$205,543	$179	$13,627	$219,349
Provision for credit losses	85,775	-	(56)	85,719
Net interest revenue after provision for credit losses	119,768	179	13,683	133,630
Noninterest revenue	68,905	45,427	29,123	143,455
Noninterest expense	174,654	37,063	55,362	267,079
Income (loss) before income taxes	14,019	8,543	(12,556)	10,006
Income tax expense (benefit)	1,962	3,401	(7,689)	(2,326)
Net income (loss)	$12,057	$5,142	$(4,867)	$12,332
Selected Financial Information
Total assets at end of period	$10,483,137	$171,122	$2,712,791	$13,367,050
Depreciation and amortization	12,381	1,946	2,149	16,476

Six months ended June 30, 2010:
Results of Operations
Net interest revenue	$200,611	$294	$20,306	$221,211
Provision for credit losses	100,738	-	5,135	105,873
Net interest revenue after provision for credit losses	99,873	294	15,171	115,338
Noninterest revenue	53,766	43,359	23,293	120,418
Noninterest expense	155,585	35,477	49,437	240,499
(Loss) income before income taxes	(1,946)	8,176	(10,973)	(4,743)
Income tax (benefit) expense	(238)	3,239	(3,580)	(579)
Net (loss) income	$(1,708)	$4,937	$(7,393)	$(4,164)
Selected Financial Information
Total assets at end of period	$10,956,724	$173,210	$2,291,070	$13,421,004
Depreciation and amortization	13,634	2,164	1,106	16,904

The increased net income of the Community Banking operating segment for the three months and six months ended June 30, 2011 was primarily related to the decrease in the provision for credit losses.

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

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Unpaid principal balance	$4,026,851	$3,552,221	$3,870,872
Weighted-average prepayment speed (CPR)	15.4	21.1	15.6
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	5.2	5.5	5.2
Weighted-average remaining maturity (months)	315.0	321.0	315.0
Weighted-average servicing fee (basis points)	28.2	28.8	28.4

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
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2011	2010
	(In thousands)
Fair value as of January 1	$38,642	$35,560
Additions:
Origination of servicing assets	4,811	4,859
Changes in fair value:
Due to payoffs/paydowns	(2,690)	(2,736)
Due to change in valuation inputs or assumptions
used in the valuation model	(1,299)	(8,315)
Other changes in fair value	(9)	(5)
Fair value as of June 30	$39,455	$29,363

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.9 million and $2.6 million and late and other ancillary fees of approximately $311,000 and $333,000 for the three months ended June 30, 2011 and 2010, respectively.  The Company recorded contractual servicing fees of $5.7 million and $5.1 million and late and other ancillary fees of approximately $632,000 and $684,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $131.1 million with a carrying value and fair value reflecting a loss of approximately $149,000.  At June 30, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $158.4 million with a carrying value and fair value reflecting a loss of $1.8 million.  At June 30, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $83.6 million with a carrying value and fair value reflecting a gain of approximately $990,000.  At June 30, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $127.8 million with a carrying value and fair value reflecting a gain of $2.2 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2011, the notional amount of customer related derivative financial instruments was $504.3 million with an average maturity of 68 months, an average interest receive rate of 2.5% and an average interest pay rate of 6.0%.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and 2010:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,599,231	$-	$1,599,231
Government agency issued residential
mortgage-backed securities	-	430,402	-	430,402
Government agency issued commercial
mortgage-backed securities	-	31,627	-	31,627
Obligations of states and
political subdivisions	-	486,653	-	486,653
Other	703	12,208	-	12,911
Mortgage servicing rights	-	-	39,455	39,455
Derivative instruments	-	-	40,338	40,338
Total	$703	$2,560,121	$79,793	$2,640,617
Liabilities:
Derivative instruments	$-	$-	$39,931	$39,931

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$492,175	$-	$492,175
Government agency issued residential
mortgage-backed securities	-	319,918	-	319,918
Government agency issued commercial
mortgage-backed securities	-	23,703	-	23,703
Obligations of states and
political subdivisions	-	110,244	-	110,244
Collateralized debt obligations			812	812
Other	437	15,403	-	15,840
Mortgage servicing rights	-	-	29,363	29,363
Derivative instruments	-	-	46,083	46,083
Total	$437	$961,443	$76,258	$1,038,138
Liabilities:
Derivative instruments	$-	$-	$46,231	$46,231

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2011 and 2010:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Year to date net gains (losses) included in:
Net income	813	(2,278)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2011	$39,455	$407	$-
Net unrealized gains included in net income for the
quarter relating to assets and liabilities held at June 30, 2011	$3,839	$53	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$844	$2,125
Year to date net gains (losses) included in:
Net income (loss)	(6,197)	(992)	(1,313)
Other comprehensive income (loss)	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2010	$29,363	$(148)	$812
Net unrealized losses included in net income (loss) for the
quarter relating to assets and liabilities held at June 30, 2010	$(8,315)	$(726)	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and 2010:

	June 30, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$70,519	$-	$70,519	$-
Impaired loans	-	-	303,657	303,657	(46,810)
Other real estate owned	-	-	151,204	151,204	(12,860)

	June 30, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$95,987	$-	$95,987	$-
Impaired loans	-	-	188,291	188,291	(40,721)
Other real estate owned	-	-	67,560	67,560	(7,148)

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

The following table presents carrying and fair value information at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$166,761	$166,761	$99,916	$99,916
Interest bearing deposits with other banks	304,344	304,344	172,170	172,170
Held-to-maturity securities	-	-	1,613,019	1,632,691
Available-for-sale securities	2,560,824	2,560,824	1,096,062	1,096,062
Federal funds sold and securities
purchased under agreement to resell	-	-	150,000	150,000
Net loans and leases	9,016,926	9,068,597	9,136,194	9,187,064
Loans held for sale	70,519	70,566	93,697	94,001

Liabilities:
Noninterest bearing deposits	2,096,655	2,096,655	2,060,145	2,060,145
Savings and interest bearing deposits	5,884,546	5,884,546	5,794,552	5,794,552
Other time deposits	3,327,262	3,380,016	3,635,324	3,677,796
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	426,800	426,261	443,320	443,081
Long-term debt and other borrowings	195,386	199,036	270,392	286,993

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(149)	(149)	2,499	2,499
Commitments to fund fixed rate
mortgage loans	990	990	639	639
Interest rate swap position to receive	39,149	39,149	38,347	38,347
Interest rate swap position to pay	(39,583)	(39,583)	(38,800)	(38,800)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Annuity fees	$1,094	$698	$2,390	$1,479
Brokerage commissions and fees	1,437	1,419	3,075	2,736
Bank-owned life insurance	2,223	1,972	3,922	3,641
Other miscellaneous income	4,732	3,227	9,415	7,143
Total other noninterest income	$9,486	$7,316	$18,802	$14,999

The following table details other noninterest expense for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Advertising	$1,291	$1,196	$2,180	$1,852
Foreclosed property expense	3,765	3,813	10,847	7,351
Telecommunications	2,036	2,494	4,179	4,694
Public relations	1,554	1,656	3,068	3,304
Data processing	2,365	1,594	4,666	3,064
Computer software	1,899	1,900	3,747	3,604
Amortization of intangibles	833	984	1,687	1,999
Legal fees	1,095	1,313	3,681	2,641
Postage and shipping	1,171	1,178	2,468	2,538
Other miscellaneous expense	18,877	14,933	36,244	30,446
Total other noninterest expense	$34,886	$31,061	$72,767	$61,493

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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida.  The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions.  The suit also makes a claim under Arkansas’ consumer protection statute.  The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida.  No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.  However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.4 billion in assets at June 30, 2011.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2011 and 2010 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past few years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  The impact was reflected in a decline in credit quality and increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs, compared to the first six months of 2010.  While NPLs and net charge-offs have increased, management believes that the Company is well positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics at June 30, 2011 compared to December 31, 2010 and March 31, 2011.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management is working to improve and enhance the Company’s existing processes in order to focus on early identification and resolution of any credit issues.
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
On June 29, 2011, the Federal Reserve released its final rule implementing the Durbin Debit Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin amendment”).  The final rule set a base interchange rate of $0.21 cents per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is personal identification number based.  The effective date for the final and interim final rules of the Durbin Amendment is October 1, 2011. The Company estimates that debit card revenue could be reduced in 2011 by approximately $3.5 million and could be reduced in 2012 by more than $15.0 million.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$137,235	$146,162	$276,063	$294,820
Total interest expense	27,323	36,833	56,714	73,609
Net interest income	109,912	109,329	219,349	221,211
Provision for credit losses	32,240	62,354	85,719	105,873
Noninterest income	75,144	57,086	143,455	120,418
Noninterest expense	137,069	120,016	267,079	240,499
Income (loss) before income taxes	15,747	(15,955)	10,006	(4,743)
Income tax (benefit) expense	2,921	(3,395)	(2,326)	(579)
Net income (loss)	$12,826	$(12,560)	$12,332	$(4,164)

Balance Sheet - Period-end balances:
Total assets	$13,367,050	$13,421,004	$13,367,050	$13,421,004
Total securities	2,560,824	2,109,849	2,560,824	2,109,849
Loans and leases, net of unearned income	9,214,553	9,646,902	9,214,553	9,646,902
Total deposits	11,308,463	11,220,641	11,308,463	11,220,641
Long-term debt	35,000	110,749	35,000	110,749
Total shareholders' equity	1,246,703	1,240,259	1,246,703	1,240,259

Balance Sheet-Average Balances:
Total assets	$13,365,560	$13,223,506	$13,452,183	$13,175,605
Total securities	2,707,282	2,051,283	2,722,763	2,025,250
Loans and leases, net of unearned income	9,249,127	9,703,253	9,274,415	9,734,994
Total deposits	11,355,871	11,075,655	11,426,363	10,977,508
Long-term debt	89,395	112,731	99,641	112,747
Total shareholders' equity	1,222,281	1,245,786	1,220,851	1,255,543

Common Share Data:
Basic (loss) earnings per share	$0.15	$(0.15)	$0.15	$(0.05)
Diluted (loss) earnings per share	0.15	(0.15)	0.15	(0.05)
Cash dividends per share	0.01	0.22	0.12	0.44
Book value per share	14.93	14.86	14.93	14.86
Dividend payout ratio	6.67%	NM%	80.0%	NM%

Financial Ratios (Annualized):
Return on average assets	0.38%	(0.38)%	0.18%	(0.06)%
Return on average shareholders' equity	4.21	(4.04)	2.04	(0.67)
Total shareholders' equity to total assets	9.33	9.24	9.33	9.24
Tangible shareholders' equity to tangible assets	7.32	7.23	7.32	7.23
Net interest margin-fully taxable equivalent	3.71	3.71	3.70	3.79

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	1.42%	2.08%	1.83%	1.67%
Provision for credit losses to average loans and leases	1.39	2.57	1.85	2.18
Allowance for credit losses to net loans and leases	2.14	2.08	2.14	2.08
Allowance for credit losses to NPLs	52.03	66.41	52.03	66.41
Allowance for credit losses to non-performing assets ("NPAs")	37.21	54.28	37.21	54.28
NPLs to net loans and leases	4.12	3.13	4.12	3.13
NPAs to net loans and leases	5.76	3.83	5.76	3.83

Captial Adequacy:
Tier I capital	10.82%	10.53%	10.82%	10.53%
Total capital	12.08	11.79	12.08	11.79
Tier I leverage capital	8.22	8.35	8.22	8.35

NM=Not meaningful

In addition to financial ratios based on measures defined by accounting principles generally accepted in the United States (“U.S. GAAP”), the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets.  Management believes the ratio of tangible shareholders’ equity to tangible assets to be an important measure of financial strength of the Company.  The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measures as reflected in the Company’s unaudited consolidated financial statements:

	June 30,
	2011	2010
	(In thousands)
Tangible Assets:
Total assets	$13,367,050	$13,421,004
Less: Goodwill	271,297	270,097
Other identifiable intangible assets	18,249	21,534
Total tangible assets	$13,077,504	$13,129,373

Tangible Shareholders' Equity
Total shareholders' equity	$1,246,703	$1,240,259
Less: Goodwill	271,297	270,097
Other identifiable intangible assets	18,249	21,534
Total tangible shareholders' equity	$957,157	$948,628

FINANCIAL HIGHLIGHTS

The Company reported net income of $12.8 million for the second quarter of 2011, compared to a net loss of $12.6 million for the same quarter of 2010.  For the first six months of 2011, the Company reported net income of $12.3 million compared to a net loss of $4.2 million for the first six months of 2010.  The provision for credit losses was the most significant factor contributing to the increase in net income, as the charge in the second quarter and first six months of 2011 was $32.2 million and $85.7 million, respectively, compared to a charge of $62.4 million and $105.9 million during the second quarter and first six months of 2010, respectively.  Net charge-offs decreased to $32.9 million, or 1.42% of average loans and leases, during the second quarter of 2011, compared to $50.5 million, or 2.08% of average loans and leases, during the second quarter of 2010.  For the six months ended June 30, 2011, net charge-offs increased slightly to $85.0 million or 1.83% of average loans and leases, compared to $81.2 million or 1.67% of average loans and leases for the six months ended June 30, 2010.  The decrease in the provision reflected the impact of a significant decrease in NPL formation during the second quarter of 2011 as NPLs decreased from $394.4 million at December 30, 2010 and $425.0 million at March 31, 2011 to $379.8 million at June 30, 2011.  However, NPLs at June 30, 2011 compared to June 30, 2010 NPLs reflected an increase of $77.6 million or 25.7%, as the length and severity of the recession, as well as the lackluster current economic environment affected a larger portion of the Company’s borrowers.  The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development and consumer mortgage loans.  Many of these loans have become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.
The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $109.9 million for the second quarter of 2011, an increase of $0.6 million, or 0.5% from $109.3 million for the second quarter of 2010.  Net interest revenue was $219.3 million for the first six months of 2011, a decrease of $1.9 million, or 0.8% from $221.2 million for the first six months of 2010.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate demand and time deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $9.5 million, or 25.8%, in the second quarter of 2011 compared to the second quarter of 2010 and a decrease of $16.9 million, or 23.0%, in the first six months of 2011 compared to the first six months of 2010.  The increase in net interest revenue for the second quarter of 2011 compared to the second quarter of 2010 was a result of interest rates paid on interest bearing liabilities, particularly interest bearing demand deposits, decreasing at a more rapid rate than the interest rates earned on interest earning assets.  However, for the first six months of 2011, the decrease in interest expense was more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand and increase in NPLs as interest revenue decreased $18.8 million, or 6.4%, in the first six months of 2011 compared to the first six months of 2010.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its east Texas, Louisiana and Arkansas markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $18.1 million, or 31.6%, for the second quarter of 2011 compared to the second quarter of 2010 and increased $23.0 million, or 19.1%, for the first six months of 2011 compared to the first six months of 2010.  One of the primary contributors to the increase in noninterest revenue was the increase in securities gains, which reflected a net gain of $10.0 million in the second quarter of 2011 compared to a net loss of $0.6 million in the second quarter of 2010 and a net gain of $10.1 million for the first six months of 2011 compared to net gains of $0.7 million for the first six months of 2010.  During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value at June 30, 2011.
Noninterest revenue was also impacted by mortgage lending revenue, which increased to $2.0 million for the second quarter of 2011 compared to a loss of $2.3 million for the second quarter of 2010.  Mortgage lending revenue increased to $9.6 million for the first six months of 2011 compared to $2.7 million for the first six months of 2010.  The increase in mortgage lending revenue was primarily related to the fair value adjustment of MSRs as the fair value of MSRs decreased $3.8 million during the second quarter of 2011 compared to a decrease of $8.3 million for the second quarter of 2010 and decreased $1.3 million for the first six months of 2011 compared to $8.3 million for the first six months of 2010.  Mortgage originations decreased in the second quarter of 2011 to $245.3 million from $290.6 million for the second quarter of 2010.
Credit card, debit card and merchant fees, trust income and insurance commissions increased 9.9% in the aggregate in the second quarter of 2011 compared to the second quarter of 2010 and increased 9.5% in the aggregate during the first six months of 2011 compared to the first six months of 2010.  The increase in noninterest revenue was offset slightly by a 5.5% decrease in service charges during the first quarter of 2011 compared to the first quarter of 2010, as a result of a lower volume of items processed and mandated changes in overdraft regulations.  There were no significant non-recurring noninterest revenue items during the second quarter or first six months of 2011 or 2010.
Noninterest expense increased 14.2% to $137.1 million for the second quarter of 2011 compared to $120.0 million for the second quarter of 2010 and increased 11.1% to $267.1 million for the first six months of 2011 compared to $240.5 million for the first six months of 2010.  The increase in noninterest expense for the second quarter and first six months of 2011 was primarily related to the $9.8 million prepayment penalty related to the early repayment of FHLB advances.  While foreclosed property expense decreased approximately $48,000, or 1.3%, for the second quarter of 2011 compared to the second quarter of 2010, foreclosed property expense increased 47.6% to $10.8 million for the first six months of 2011 from $7.4 million for the first six months of 2010.  The increase for the first six months of 2011 compared to the same period of 2010 was primarily as a result of the Company experiencing writedowns of other real estate owned because of the decline in property values attributable to the prevailing economic environment.  Deposit insurance assessments also increased 47.5% to $6.4 million for the second quarter of 2011 from $4.4 million for the second quarter of 2010 and increased 37.7% to $11.9 million for the first six months of 2011 compared to $8.6 million for the first six months of 2010 as a result of deposit growth and a slightly higher assessment rate.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.
The total shareholders’ equity to total assets ratio was 9.33% and 9.24% at June 30, 2011 and June 30, 2010, respectively.  Interest bearing demand deposits, noninterest bearing demand deposits and savings deposits increased 4.5%, 10.5% and 22.7%, respectively,  at June 30, 2011 compared to June 30, 2010 while higher rate other time deposits decreased 13.1% at June 30, 2011 compared to June 30, 2010.  During the second quarter of 2011, the Company repaid FHLB advances totaling $75.0 million resulting in a decrease in long-term FHLB borrowings of 68.4% to $35.0 million at June 30, 2011 compared to $110.7 million at June 30, 2010.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$9,249.1	$117.8	5.11%	$9,703.3	$125.4	5.18%
Loans held for sale	44.7	0.5	4.53%	60.1	0.7	4.84%
Held-to-maturity securities:
Taxable (3)	887.8	5.1	2.32%	939.0	9.5	4.05%
Non-taxable (4)	209.8	3.5	6.74%	218.8	3.7	6.80%
Available-for-sale securities:
Taxable	1,432.8	10.5	2.94%	821.1	8.1	3.92%
Non-taxable (5)	176.9	2.9	6.53%	72.4	1.3	7.09%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	226.6	0.2	0.28%	295.6	0.1	0.24%
Total interest earning
assets and revenue	12,227.7	140.5	4.61%	12,110.3	148.8	4.93%
Other assets	1,350.8			1,329.5
Less: allowance for credit losses	(213.0)			(216.3)

Total	$13,365.5			$13,223.5

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,977.8	$6.0	0.49%	$4,635.1	$9.7	0.84%
Savings	941.2	0.8	0.35%	770.7	0.9	0.48%
Other time	3,418.7	16.3	1.91%	3,814.3	21.5	2.26%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	425.7	0.2	0.15%	486.3	0.3	0.22%
Junior subordinated debt securities	160.3	2.9	7.16%	160.3	2.9	7.16%
Long-term FHLB borrowings	89.4	1.1	5.27%	112.7	1.5	5.36%
Total interest bearing
liabilities and expense	10,013.1	27.3	1.09%	9,979.4	36.8	1.48%
Demand deposits -
noninterest bearing	2,018.2			1,855.6
Other liabilities	112.0			142.7
Total liabilities	12,143.3			11,977.7
Shareholders' equity	1,222.2			1,245.8
Total	$13,365.5			$13,223.5
Net interest revenue-FTE		$113.2			$112.0
Net interest margin-FTE			3.71%			3.71%
Net interest rate spread			3.51%			3.45%
Interest bearing liabilities to
interest earning assets			81.89%			82.40%
(1) Includes taxable equivalent adjustment to interest of $0.9 million and $0.8 million for the three months ended
June 30, 2011 and June 30, 2010using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended June 30, 2011 and 2010 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $1.2 million and $1.3 million for the three months ended
June 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $1.0 million and $0.4 million for the three months ended
June 30, 2011 and 2010, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$9,274.4	$236.0	5.13%	$9,735.0	$253.2	5.24%
Loans held for sale	41.9	0.9	4.58%	51.6	1.2	4.82%
Held-to-maturity securities:
Taxable (3)	1,104.0	13.3	2.42%	895.5	19.0	4.28%
Non-taxable (4)	269.9	8.7	6.48%	217.0	7.5	6.97%
Available-for-sale securities:
Taxable	1,224.8	19.1	3.14%	840.3	16.4	3.94%
Non-taxable (5)	124.1	4.1	6.74%	72.4	2.6	7.13%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	271.7	0.4	0.31%	233.5	0.3	0.24%
Total interest earning
assets and revenue	12,310.8	282.5	4.63%	12,045.3	300.2	5.03%
Other assets	1,356.9			1,335.0
Less: allowance for credit losses	(215.5)			(204.7)

Total	$13,452.2			$13,175.6

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$5,064.9	$12.6	0.50%	$4,601.7	$19.1	0.84%
Savings	919.4	1.6	0.36%	759.6	1.8	0.48%
Other time	3,485.8	33.8	1.95%	3,778.3	43.1	2.30%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	429.7	0.3	0.16%	525.1	0.9	0.33%
Junior subordinated debt securities	160.3	5.7	7.19%	160.3	5.7	7.19%
Long-term FHLB borrowings	99.6	2.7	5.38%	112.8	3.0	5.42%
Total interest bearing
liabilities and expense	10,159.7	56.7	1.13%	9,937.8	73.6	1.49%
Demand deposits -
noninterest bearing	1,956.3			1,837.9
Other liabilities	115.3			144.4
Total liabilities	12,231.3			11,920.1
Shareholders' equity	1,220.9			1,255.5
Total	$13,452.2			$13,175.6
Net interest revenue-FTE		$225.8			$226.6
Net interest margin-FTE			3.70%			3.79%
Net interest rate spread			3.50%			3.54%
Interest bearing liabilities to
interest earning assets			82.53%			82.50%
(1) Includes taxable equivalent adjustment to interest of $1.7 million and $1.6 million for the six months ended
June 30, 2010 and 2009, respectively, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustments to interest of $0.2 million for the nine months ended June 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $3.0 million and $2.6 million for the six months ended
June 30, 2010 and 2009, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $1.5 million and $0.9 million for the six months ended
June 30, 2010 and 2009, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30, 2011 increased $1.2 million, or 1.1% compared to the same period in 2010.  Net interest revenue-FTE for the six-month period ended June 30, 2011 decreased approximately $784,000, or 0.4% compared to the same period in 2010.  The increase in net interest revenue-FTE for the second quarter of 2011 compared to the same period in 2010 was primarily a result of the increase in lower rate demand deposits and the decrease in higher rate long-term FHLB borrowings, which more than offset the decrease in average rates earned on loans and securities.  The slight decrease in net interest revenue-FTE for the six months ended 2011 compared to the same period in 2010 was primarily a result of the increase in NPLs during the first quarter of 2011, as well as the deposit growth, which combined with a lack of loan growth, resulted in an increase in average short-term investments that had lower average rates earned than the average rates paid on the deposit growth.
Interest revenue-FTE for the three-month period ended June 30, 2011 decreased $8.3 million, or 5.6%, compared to the same period in 2010.  Interest revenue-FTE for the six-month period ended June 30, 2011 decreased $17.7 million, or 5.9% compared to the same period in 2010.  The decrease in interest revenue-FTE for the second quarter of 2011 compared to the same period in 2010 was a result of the increase in lower rate securities, combined with the declining loan yields as interest rates continue to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 32 basis points for the second quarter of 2011, compared to the same period in 2010.  The decrease in interest revenue-FTE for the first six months of 2011 compared to the same period in 2010 was a result of the increase in lower rate securities and short-term investments, combined with the declining loan yields resulting in a decrease in the yield on average interest-earning assets of 40 basis points for the first six months of 2011 compared to the first six months of 2010.  Average interest-earning assets increased $117.4 million, or 1.0%, for the three-month period ended June 30, 2011, compared to the same period in 2010 and increased $265.5 million, or 2.2% for the six-month period ended June 30, 2011, compared to the same period in 2010.  The increase in average interest earning assets for the second quarter and first six months of 2011 compared to the same period in 2010 was primarily a result of the increase in short-term investments and securities, which was attributable to continued deposit growth, combined with a decrease in net loans and leases.
Interest expense for the three-month period ended June 30, 2011 decreased $9.5 million, or 25.8%, compared to the same period in 2010.  Interest expense for the six-month period ended June 30, 2011 decreased $16.9 million, or 23.0%, compared to the same period in 2010.  The decrease in interest expense for the second quarter and first six months of 2011 compared to the same periods in 2010 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in other time deposit rates resulting in an overall decrease in the average rate paid of 39 basis points for the second quarter of 2011 compared to the second quarter of 2010 and an overall decrease in the average rate paid of 37 basis points for the first six months of 2011 compared to the first six months of 2010.  Average interest bearing liabilities increased $33.6 million, or 0.3%, for the three-month period ended June 30, 2011 compared to the same period in 2010 and increased $221.9 million for the six-month period ended June 30, 2011 compared to the same period in 2010.  The increase in average interest bearing liabilities for the second quarter and first six months of 2011 was primarily a result of the increase in lower cost interest bearing demand deposits and savings deposits, offset by a decrease in other time deposits, short-term borrowings and long-term borrowings.
Net interest margin was 3.71% for both the three months ended June 30, 2011 and 2010.  Net interest margin decreased to 3.70% for the six months ended June 30, 2011 from 3.79% for the six months ended June 30, 2010.  The decrease in the net interest margin for the first six months of 2011 compared to the same period in 2010 was primarily a result of the combination of increased deposits and weak loan demand resulting in higher levels of short-term investments with relatively low yields and higher levels of held-to-maturity and available-for-sale investments with lower yields than earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at June 30, 2011:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$304,344	$-	$-	$-
Available-for-sale and trading securities	162,594	201,320	1,357,245	839,665
Loans and leases, net of unearned income	4,491,649	1,725,636	2,714,929	282,339
Loans held for sale	48,663	315	1,872	19,669
Total interest earning assets	5,007,250	1,927,271	4,074,046	1,141,673
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,884,546	-	-	-
Other time deposits	764,958	1,557,226	1,004,612	466
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	426,097	703	-	-
Long-term FHLB borrowings and junior
subordinated debt securities	-	-	5,000	190,312
Other	-	-	74	-
Total interest bearing liabilities	7,075,601	1,557,929	1,009,686	190,778
Interest rate sensitivity gap	$(2,068,351)	$369,342	$3,064,360	$950,895
Cumulative interest sensitivity gap	$(2,068,351)	$(1,699,009)	$1,365,351	$2,316,246

In the event interest rates increase after June 30, 2011, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets.  Conversely, in the event interest rates decline after June 30, 2011, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period.  It should be noted that the balances shown in the table above are at June 30, 2011 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The increased liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of core deposit growth, particularly in short-term demand deposits, to repay borrowings and to fund assets during the first six months of 2011.
As of June 30, 2011, the Bank had $2.2 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.63%, an average maturity of 27 months and a fully-indexed interest rate of 3.79% at June 30, 2011.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate.  At June 30, 2011, the Company had $1.3 billion, $1.3 billion and $733.0 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2011 and 2010 was not considered meaningful because of the historically low interest rate environment.  Variances were calculated from the base case scenario, which reflected prevailing market rates.  Management assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2011	June 30, 2010
+400 basis points	-15.6%	NA
+300 basis points	-12.2%	NA
+200 basis points	-9.0%	-4.9%
+100 basis points	-5.1%	-2.5%
-100 basis points	NM	NM

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2011	June 30, 2010
+400 basis points	-3.8%	NA
+300 basis points	-2.9%	NA
+200 basis points	-2.2%	-10.8%
+100 basis points	-1.4%	-5.7%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2011	June 30, 2010
+200 basis points	-6.8%	-4.1%
-200 basis points	NM	NM
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
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment such as delinquency or other loan-specific factors identified by management, the unavailability of a current appraisal dated within the prior 12 months or the inconsistency between current appraisal assumptions and the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At June 30, 2011, impaired loans totaled $303.7 million, which was net of cumulative charge-offs of $71.1 million.  Additionally, the Company had specific reserves for impaired loans of $46.8 million included in the allowance for credit losses.  Impaired loans at June 30, 2011 were primarily from the Company’s consumer real estate or residential construction, acquisition and development real estate portfolios.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$198,333	$188,884	$196,913	$176,043

Loans and leases charged off:
Commercial and industrial	(5,556)	(5,106)	(14,365)	(7,275)
Real estate
Consumer mortgages	(1,629)	(2,993)	(4,889)	(7,591)
Home equity	(1,391)	(602)	(2,473)	(2,285)
Agricultural	(373)	(473)	(965)	(680)
Commercial and industrial-owner occupied	(3,228)	(3,845)	(4,944)	(6,310)
Construction, acquisition and development	(16,783)	(33,321)	(49,126)	(49,090)
Commercial	(1,597)	(2,593)	(6,111)	(4,871)
Credit cards	(725)	(1,363)	(1,606)	(2,523)
All other	(4,971)	(2,067)	(5,524)	(3,117)
Total loans charged off	(36,253)	(52,363)	(90,003)	(83,742)

Recoveries:
Commercial and industrial	589	242	773	305
Real estate
Consumer mortgages	220	818	363	882
Home equity	46	43	91	95
Agricultural	45	-	47	-
Commercial and industrial-owner occupied	21	44	194	51
Construction, acquisition and development	1,493	211	2,057	267
Commercial	392	27	405	39
Credit cards	239	219	494	369
All other	262	265	574	562
Total recoveries	3,307	1,869	4,998	2,570

Net charge-offs	(32,946)	(50,494)	(85,005)	(81,172)

Provision charged to operating expense	32,240	62,354	85,719	105,873
Balance, end of period	$197,627	$200,744	$197,627	$200,744

Average loans for period	$9,249,127	$9,703,253	$9,274,415	$9,734,994

Ratios:
Net charge-offs to average loans (annualized)	1.42%	2.08%	1.83%	1.67%
Provision for credit losses to average loans and
leases, net of unearned income (annualized)	1.39%	2.57%	1.85%	2.18%
Allowance for credit losses to loans and
leases, net of unearned income	2.14%	2.08%	2.14%	2.08%
Allowance for credit losses to net charge-
offs (annualized)	149.96%	99.39%	116.24%	123.65%

While net charge-offs increased $3.8 million, or 4.7%, for the first six months of 2011 compared to the first six months of 2010, net charge-offs decreased $17.5 million, or 34.8%, in the second quarter of 2011 compared to the second quarter of 2010.  Decreases in net charge-offs in the second quarter of 2011 resulted in a provision for credit losses of $32.2 million during the second quarter of 2011 compared to a provision of $62.4 million in the same quarter of 2010.  Annualized net charge-offs as a percentage of average loans and leases decreased to 1.42% for the second quarter of 2011 compared to 2.08% for the second quarter of 2010.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in a decreased level of charge-offs in the second quarter of 2011 compared to the second of 2010 as updated appraisals came in closer to loan carrying values.  The decreased level of charge-offs resulted in an increase in the ratio of the allowance for credit losses to annualized charge-offs for the second quarter of 2011 compared to the same period in 2010.  As of June 30, 2011, 91.7% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of June 30, 2011.  This resulted in impaired loans having an aggregate net book value of 69% of their contractual principal balance at June 30, 2011.  As of June 30, 2010, 71.4% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of June 30, 2010.  This resulted in impaired loans having an aggregate net book value of 61% of their contractual principal balance at June 30, 2010.  Non-accrual loans not impaired are loans not determined to be collaterally dependant.
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

	June 30,				December 31,
	2011		2010		2010
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$22,840	16.6%	$22,518	15.5%	$22,479	16.1%
Real estate
Consumer mortgages	37,045	21.3%	32,595	20.4%	35,540	20.8%
Home equity	7,620	5.8%	6,779	5.7%	7,305	5.8%
Agricultural	4,709	2.8%	3,767	2.7%	4,997	2.7%
Commercial and industrial-owner occupied	24,644	14.8%	22,533	14.5%	20,403	14.2%
Construction, acquisition and development	53,920	11.5%	68,305	14.6%	59,048	12.5%
Commercial	35,293	19.1%	28,643	18.5%	33,439	19.4%
Credit cards	3,487	1.1%	3,311	1.1%	4,126	1.1%
All other	8,069	7.0%	12,293	7.0%	9,576	7.4%
Total	$197,627	100.0%	$200,744	100.0%	$196,913	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2011 and 2010 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Mortgage lending	$2,003	$(2,304)	NM%
Credit card, debit card and merchant fees	11,263	9,333	20.7
Service charges	16,556	18,953	(12.6)
Trust income	2,850	2,707	5.3
Securities gains, net	10,045	(585)	NM
Insurance commissions	22,941	21,666	5.9
Annuity fees	1,094	698	56.7
Brokerage commissions and fees	1,437	1,419	1.3
Bank-owned life insurance	2,223	1,972	12.7
Other miscellaneous income	4,732	3,227	46.6
Total noninterest revenue	$75,144	$57,086	31.6%

	Six months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Mortgage lending	$9,584	$2,721	252.2%
Credit card, debit card and merchant fees	21,609	18,143	19.1
Service charges	31,924	35,215	(9.3)
Trust income	5,984	5,294	13.0
Securities gains, net	10,062	712	1,313.2
Insurance commissions	45,490	43,334	5.0
Annuity fees	2,390	1,479	61.6
Brokerage commissions and fees	3,075	2,736	12.4
Bank owned life insurance	3,922	3,641	7.7
Other miscellaneous income	9,415	7,143	31.8
Total noninterest revenue	$143,455	$120,418	19.1%
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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2011, no mortgage loans were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Therefore, no losses were recognized related to repurchased or make whole loans.
 At June 30, 2011, the Company had reserved approximately $880,000 for potential losses from representation and warranty obligations.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  A mortgage loan foreclosure committee of the Bank reviews all delinquent loans before beginning the foreclosure process.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $245.3 million and $290.6 million produced origination revenue of $4.1 million and $4.5 million for the quarters ended June 30, 2011 and 2010, respectively.  Mortgage loan origination volumes of $448.1 million and $498.0 million produced origination revenue of $7.3 million and $8.0 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in customer demand for refinancing contributed to the decrease in mortgage loan origination volumes and the corresponding decrease in origination revenue for the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.2 million and $2.9 million for the quarters ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, revenue from the servicing of loans was $6.3 million and $5.8 million, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.4 million for both quarters ended June 30, 2011 and 2010.  Decreases in value from principal payments, prepayments and payoffs were $2.7 million for both the six months ended June 30, 2011 and 2010.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.8 million and $8.3 million for the second quarter of 2011 and 2010, respectively, and decreased $1.3 million and $8.3 million for the first six months of 2011 and 2010, respectively.
The following tables present the Company’s mortgage lending operations for the three months and six months ended June 30, 2011 and 2010:

	Three months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Production revenue:
Origination	$4,066	$4,532	(10.3)%
Servicing	3,166	2,921	8.4
Payoffs/Paydowns	(1,390)	(1,434)	(3.1)
Total	5,842	6,019	(2.9)
Market value adjustment	(3,839)	(8,323)	(53.9)
Mortgage lending revenue	$2,003	$(2,304)	NM

	(Dollars in millions)
Origination volume	$245	$291	(15.8)

Mortgage loans serviced at period-end	$4,027	$3,552	13.4

	Six months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Production revenue:
Origination	$7,290	$7,958	(8.4)%
Servicing	6,283	5,814	8.1
Payoffs/Paydowns	(2,690)	(2,736)	(1.7)
Total	10,883	11,036	(1.4)
Market value adjustment	(1,299)	(8,315)	(84.4)
Mortgage lending revenue	$9,584	$2,721	252.2

	(Dollars in millions)
Origination volume	$448	$498	(10.0)

Mortgage loans serviced at period-end	$4,027	$3,552	13.4

NM=Not meaningful

Credit card, debit card and merchant fees increased for the comparable three-month and six-month periods as a result of an increase in the number and monetary volume of items processed.  When the Durbin Debit Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act is implemented on October 1, 2011 by the Federal Reserve, the Company estimates that debit card revenue could be reduced in 2011 by $3.5 million and could be reduced in 2012 by more than $15.0 million.  Service charges on deposit accounts, which include insufficient fund fees, decreased for the comparable three-month and six-month periods of 2011 and 2010 as a result of a lower volume of items processed and mandated changes in overdraft regulations.  Recent changes in banking regulations, the FDIC’s guidance and, in particular, the Federal Reserve’s new rules pertaining to certain overdraft payments on consumer accounts are estimated to decrease service charge revenue by $9.0 million in 2011.  The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income increased by 5.3% and 13.0% for the comparable three-month and six-month periods of 2011 and 2010 primarily as a result of increases in the value of assets under management or in custody.  Net security gains of $10.0 million and $10.1 million for the three-month and six-month periods ending June 30, 2011 were primarily a result of sales of available-for-sale securities, some of which were previously classified as held-to-maturity.
Insurance commissions increased slightly for the comparable three-month and six-month periods of 2011 and 2010 as a result of new policies written during 2011.  Annuity fees increased by 56.7% and 61.6% for the comparable three-month and six-month periods of 2011 and 2010 as a result of customers shifting funds from lower rate deposit accounts to higher rate annuity products.  Brokerage commissions and fees remained relatively stable for the comparable three month periods of 2011 and 2010 and increased by 12.4% for the comparable six-month periods of 2011 and 2010 because activity increased subsequent to the first quarter of 2010 as the financial markets recovered somewhat.  Bank-owned life insurance revenue increased 12.7% and 7.7% for the comparable three-month and six-month periods of 2011 and 2010 as a result of the Company recording life insurance proceeds of approximately $478,000 during the first six months of 2011.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, increased by 46.6% and 31.8% for the comparable three-month and six-month periods of 2011 and 2010 primarily as a result of a $1.1 million gain on the disposition of fixed assets during the second quarter of 2011.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2011 and 2010 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Salaries and employee benefits	$70,142	$68,189	2.9%
Occupancy, net	10,232	10,527	(2.8)
Equipment	5,595	5,877	(4.8)
Deposit insurance assessments	6,436	4,362	47.5
Prepayment penalty on FHLB borrowings	9,778	-	NM
Advertising	1,291	1,196	7.9
Foreclosed property expense	3,765	3,813	(1.3)
Telecommunications	2,036	2,494	(18.4)
Public relations	1,554	1,656	(6.2)
Data processing	2,365	1,594	48.4
Computer software	1,899	1,900	(0.1)
Amortization of intangibles	833	984	(15.3)
Legal fees	1,095	1,313	(16.6)
Postage and shipping	1,171	1,178	(0.6)
Other miscellaneous expense	18,877	14,933	26.4
Total noninterest expense	$137,069	$120,016	14.2%

	Six months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Salaries and employee benefits	$140,517	$137,476	2.2%
Occupancy, net of rental income	20,903	21,302	(1.9)
Equipment	11,253	11,616	(3.1)
Deposit insurance assessments	11,861	8,612	37.7
Prepayment penalty on FHLB borrowings	9,778	-	NM
Advertising	2,180	1,852	17.7
Foreclosed property expense	10,847	7,351	47.6
Telecommunications	4,179	4,694	(11.0)
Public relations	3,068	3,304	(7.1)
Data processing	4,666	3,064	52.3
Computer software	3,747	3,604	4.0
Amortization of intangibles	1,687	1,999	(15.6)
Legal	3,681	2,641	39.4
Postage and shipping	2,468	2,538	(2.8)
Other miscellaneous expense	36,244	30,446	19.0
Total noninterest expense	$267,079	$240,499	11.1%
NM=Not meaningful

Salaries and employee benefits expense for the three months and six months ended June 30, 2011 increased slightly compared to the same periods in 2010, primarily because of a slight increase in the number of employees combined with an increase in insurance commissions as insurance revenue increased over the same periods.  Equipment expense decreased for the comparable three-month and six-month periods primarily because of decreased depreciation.  The increase in deposit insurance assessments for the three months and six months ended June 30, 2011 compared to the same period in 2010 was a result of deposit growth and a slightly higher assessment rate.  The deposit insurance assessment recorded during the second quarter of 2011 was based on the redefined assessment base and the new scorecard method to calculate the initial assessment rate as this new method became effective for assessment calculations beginning with the second quarter of 2011.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during 2010.
While foreclosed property expense decreased slightly for the three months ended June 30, 2011 compared to the same period in 2010, foreclosed property expense increased for the six months ended June 30, 2011 compared to the same period in 2010 as the Company experienced larger writedowns of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment.  During the first six months of 2011, the Company added $59.7 million to other real estate owned through foreclosures.  Sales of other real estate owned in the first six months of 2011 were $34.7 million resulting in a net loss of approximately $352,000.  The components of foreclosed property expense for the three months and six months ended June 30, 2011 and 2010 and the percentage change between periods are shown in the following tables:

	Three months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$(140)	$830	(116.9)%
Writedown of other real estate owned	2,272	2,388	(4.9)
Other foreclosed property expense	1,633	595	174.5
Total foreclosed property expense	$3,765	$3,813	(1.3)%

	Six months ended
	June 30,
	2011	2010	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$352	$1,455	(75.8)%
Writedown of other real estate owned	7,208	4,478	61.0
Other foreclosed property expense	3,287	1,418	131.8
Total foreclosed property expense	$10,847	$7,351	47.6%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, telecommunications, data processing, legal fees and amortization of intangibles, the increase in other noninterest expense for the three months and six months ended June 30, 2011, compared with the same period in 2010, was primarily related to the increases in accounting expenses, consulting expenses and pre-foreclosure related expenses.

Income Tax

The Company recorded income tax expense of $2.9 million for the second quarter of 2011, compared to an income tax benefit of $3.4 million for the second quarter of 2010.  For the six-month period ended June 30, 2011 and 2010, income tax benefit was $2.3 million and approximately $578,000, respectively.  Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through June 30, 2011.  The primary differences between the Company’s recorded benefit for the first six months of 2011, and the benefit that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax loss are primarily the effect of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2011 were $12.2 billion, or 90.9% of total assets, compared with $12.5 billion, or 91.5% of total assets, at December 31, 2010.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 75.6% of average earning assets during the second quarter of 2011.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.2 billion at June 30, 2011, representing a 1.3% decrease from $9.3 billion at December 31, 2010.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its east Texas, Louisiana and Arkansas markets.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2011	2010	2010
	(In thousands)

Commercial and industrial	$1,540,048	$1,499,152	$1,505,471
Real estate
Consumer mortgages	1,971,499	1,981,475	1,951,563
Home equity	531,787	555,281	543,272
Agricultural	255,310	260,489	252,292
Commercial and industrial-owner occupied	1,366,734	1,407,704	1,331,473
Construction, acquisition and development	1,060,675	1,419,303	1,174,743
Commercial	1,764,648	1,794,644	1,816,951
Credit cards	101,955	102,784	106,345
All other	663,223	670,791	694,241
Total	$9,255,879	$9,691,623	$9,376,351

The following table shows the Company’s net loans and leases by segment, class and geographical location as of June 30, 2011:

	Alabama				Greater
	and Florida				Memphis	Northeast	Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Area	Tennessee	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$63,477	$219,533	$322,786	$85,073	$24,045	$84,544	$274,812	$452,416	$1,526,686
Real estate
Consumer mortgages	114,266	273,338	779,838	66,163	87,596	164,453	412,493	73,352	1,971,499
Home equity	64,043	43,224	178,305	29,297	73,790	79,307	62,617	1,204	531,787
Agricultural	7,338	73,285	75,142	5,642	16,248	13,629	58,370	5,656	255,310
Commercial and industrial-owner occupied	125,567	175,098	472,765	74,684	109,132	101,806	246,369	61,313	1,366,734
Construction, acquisition and development	133,335	86,795	273,624	88,309	128,537	130,962	208,406	10,707	1,060,675
Commercial	195,722	340,963	344,926	241,209	132,670	105,507	354,065	49,586	1,764,648
Credit cards	-	-	-	-	-	-	-	101,955	101,955
All other	14,936	42,680	79,088	1,409	48,596	28,516	29,521	390,513	635,259
Total	$718,684	$1,254,916	$2,526,474	$591,786	$620,614	$708,724	$1,646,653	$1,146,702	$9,214,553

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2011:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$10,851	$975,292	$419,552	$120,991	$1,526,686
Real estate
Consumer mortgages	8,628	460,507	1,220,811	281,553	1,971,499
Home equity	632	114,047	417,063	45	531,787
Agricultural	1,044	75,606	147,381	31,279	255,310
Commercial and industrial-owner occupied	8,068	261,436	869,039	228,191	1,366,734
Construction, acquisition and development	74,109	641,789	327,897	16,880	1,060,675
Commercial	8,182	334,875	1,259,342	162,249	1,764,648
Credit cards	-	101,955	-	-	101,955
All other	691	250,447	329,401	54,720	635,259
Total	$112,205	$3,215,954	$4,990,486	$895,908	$9,214,553
Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding increased 2.4% during the first six months of 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first six months of 2011 increasing by 1.0% when compared to December 31, 2010, as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
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
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding remained stable during the first six months of 2011.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 2.7% during the first six months of 2011.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity remained slow during 2010, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 9.7% during the first six months of 2011.
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
At June 30, 2011, the Company had $34.0 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $204,000 and $484,000 recognized as interest income during the second quarter and first six months of 2011, respectively.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was $12.8 million at June 30, 2011.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
So that interest capitalization is appropriate, interest reserves are not included for any renewal period after construction is completed or otherwise ceases, requiring borrowers to make interest payments no less than quarterly.  Loans for which construction is complete, or has ceased, and where interest payments are not made on a timely basis are usually considered non-performing and are placed in nonaccrual status.  Procedures are in place to restrict the structuring of a loan with terms that do not require performance until the end of the loan term, as well as to restrict the advancement of funds to keep a loan from becoming non-performing with any such advancement identified as a troubled debt restructuring (“TDR”).
On a case-by-case basis, a construction, acquisition and development loan may be extended, renewed or restructured.  Loans are sometimes extended for a short period of time (generally 90 days or less) beyond the contractual maturity to facilitate negotiations or allow the borrower to gain other financing or acquire more recent note-related information, such as appraisals or borrower financial statements.  These short-term extensions are not ordinarily accounted for as TDRs if the loan and project are performing in accordance with the terms of the loan agreement and/or promissory note.  Construction, acquisition and development loans may be renewed when the borrower has satisfied the terms and conditions of the original loan, including payment of interest, and when management believes that the borrower is able to continue to meet the terms of the renewed note during the renewal period.  Many loans are structured to mature at the conclusion of the construction or development period or at least annually.  If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and analyzed for impairment.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $1.06 billion at June 30, 2011 and $1.17 billion at December 31, 2010.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location at June 30, 2011:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis	Northeast	Texas and
Acquisition and Development	Panhandle	Arkansas	Mississippi	Missouri	Area	Tennessee	Louisiana	Other	Total
	(In thousands)
Multi-family construction	$-	$-	$9,185	$8,667	$741	$98	$232	$193	$19,116
One-to-four family construction	32,746	18,881	48,004	9,676	13,104	36,626	37,768	2,004	198,809
Recreation and all other loans	1,158	10,292	33,901	597	2,977	983	15,789	669	66,366
Commercial construction	18,922	9,079	37,222	18,145	17,156	30,021	28,665	1,624	160,834
Commercial acquisition and development	12,031	21,316	51,069	25,978	33,965	25,214	50,640	2,247	222,460
Residential acquisition and development	68,478	27,227	94,243	25,246	60,594	38,020	75,312	3,970	393,090
Total	$133,335	$86,795	$273,624	$88,309	$128,537	$130,962	$208,406	$10,707	$1,060,675
The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of June 30, 2011:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Multi-family construction	$9,174	$9,844	$98	$-	$19,116
One-to-four family construction	4,242	177,685	16,009	873	198,809
Recreation and all other loans	58	22,982	42,122	1,204	66,366
Commercial construction	11,655	85,255	55,145	8,779	160,834
Commercial acquisition and development	18,832	97,164	104,428	2,036	222,460
Residential acquisition and development	30,148	248,859	110,095	3,988	393,090
Total	$74,109	$641,789	$327,897	$16,880	$1,060,675

Impaired loans	$66,663	$82,622	$11,394	$374	$161,053
Other non-accrual loans	7,446	667	1,441	196	9,750
Total Non-accrual loans	$74,109	$83,289	$12,835	$570	$170,803
All of the $74.1 million in past due construction, acquisition and development loans are included in nonaccrual loans at June 30, 2011.  Approximately 60.5% of the loans included in the construction, acquisition and development portfolio are scheduled to mature within one year. Many of these maturities are expected to occur prior to the completion of the related projects; and it is therefore expected that these loans will be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan renewed for loans over $250,000. If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans decreased 2.9% during the first six months of 2011.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts and private label accounts for local merchants.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.1% during the first six months of 2011.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 4.5% during the first six months of 2011.
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

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Non-accrual loans and leases	$331,076	$263,758	$347,499
Loans 90 days or more past due, still accruing	3,980	17,696	8,500
Restructured loans and leases, but accruing	44,786	20,813	38,376
Total NPLs	379,842	302,267	394,375

Other real estate owned	151,204	67,560	133,412
Total NPAs	$531,046	$369,827	$527,787

NPLs to net loans and leases	4.12%	3.13%	4.23%
NPAs to net loans and leases	5.76%	3.83%	5.65%

NPLs decreased 3.7% to $379.8 million at June 30, 2011 compared to $394.4 million at December 31, 2010 and increased 25.7% compared to $302.3 million at June 30, 2010.  Included in NPLs at June 30, 2011 were $303.7 million of loans that were impaired.  These impaired loans had a specific reserve of $46.8 million included in the allowance for credit losses of $197.6 million at June 30, 2011, and were net of $71.1 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2010 included $273.4 million of loans that are impaired.  These impaired loans had a specific reserve of $40.7 million included in the allowance for credit losses of $196.9 million at December 31, 2010.  NPLs at June 30, 2010 included $188.3 million of loans that are impaired.  These impaired loans had a specific reserve of $40.7 million included in the allowance for credit losses of $200.8 million at June 30, 2010.  The significant increase in restructured loans and leases still accruing at June 30, 2011 compared to June 30, 2010 reflects the increase in loans which meet the criteria for disclosure as TDRs because payment terms or pricing have been modified by the Company or by orders under bankruptcy proceedings but which demonstrate sufficient performance or collateral to support the remaining principal and accrued interest.

The following table provides additional details related to the Company’s non-performing loans and leases and the allowance for credits losses at the dates indicated:

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$374,760	$243,221	$345,377
Cumulative charge offs on impaired loans	71,103	54,930	71,972
Outstanding balance of impaired loans	303,657	188,291	273,405

Other non-accrual loans and leases not impaired	27,419	75,467	74,094

Total non-accrual loans and leases	$331,076	$263,758	$347,499

Allowance for impaired loans	46,810	40,721	40,719

Nonaccrual loans and leases, net of specific reserves	$284,266	$223,037	$306,780

Loans and leases 90+ past due, still accruing	3,980	17,696	8,500
Restructured loans and leases, still accruing	44,786	20,813	38,376

Total non-performing loans and leases	$379,842	$302,267	$394,375

Allowance for impaired loans	$46,810	$40,721	$40,719
Allowance for all other loans and leases	150,817	160,053	156,194

Total Allowance for Credit Losses	$197,627	$200,774	$196,913

Outstanding balance of impaired loans	$303,657	$188,291	$273,405
Allowance for impaired loans	46,810	40,721	40,719

Net book value of impaired loans	$256,847	$147,570	$232,686

Net book value of impaired loans as a %
of unpaid principal balance	69%	61%	67%

Coverage of other non-accrual loans and leases not impaired
by the allowance for all other loans and leases	550%	212%	211%

Coverage of non-performing loans and leases not impaired
by the allowance for all other loans and leases	198%	140%	129%

While non-accrual loans decreased at June 30, 2011 compared to December 31, 2010, the increase in non-accrual loans during the second quarter of 2011 compared to the second quarter of 2010 was reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the increase in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during 2010 and the first six months of 2011 and certain other borrower specific factors.  Of the Bank’s construction, acquisition and development loans, which totaled $1.1 billion at June 30, 2011, $392.8 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $393.1 million at June 30, 2011 with 42.5% of such loans made by the Bank’s locations in Alabama and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Company’s total NPLs of $379.8 million at June 30, 2011, $183.4 million, or 48.3%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama and Tennessee which are being affected by the severe downturn in the housing market, the Bank’s NPLs in Missouri are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The Bank’s NPLs in Missouri are represented by fewer and larger individual credits in the commercial and industrial and commercial real estate classes, some of which are participations with other financial institutions that pre-date our acquisition of The Signature Bank in 2007.  The following table presents the Company’s NPLs by geographical location at June 30, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$718,684	$221	$67,087	$5,745	$73,053	10.2%
Arkansas	1,254,916	37	13,719	9,122	22,878	1.8
Mississippi	2,526,474	464	43,518	6,538	50,520	2.0
Missouri	591,786	22	43,128	12,659	55,809	9.4
Greater Memphis Area	620,614	163	71,975	2,378	74,516	12.0
Northeast Tennessee	708,724	20	31,933	3,905	35,858	5.1
Texas and Louisiana	1,646,653	80	53,243	776	54,099	3.3
Other	1,146,702	2,973	6,473	3,663	13,109	1.1
Total	$9,214,553	$3,980	$331,076	$44,786	$379,842	4.1%

The increase in other real estate owned in the first six months of 2011 reflected the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Restructured loans of $81.1 million and $83.4 million were included in the non-accrual loan category at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which do not yet meet the criteria for disclosure as NPLs.  Historically, some of these loans and leases are ultimately restructured or placed in non-accrual status.  At June 30, 2011, the Bank had $12.6 million of potential problem loans or leases that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories, but for which management had concerns as to the ability of such borrowers to comply with the contractual terms of their loans and leases.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,526,686	$118	$9,337	$500	$9,955	0.7%
Real estate
Consumer mortgages	1,971,499	2,482	34,174	2,041	38,697	2.0
Home equity	531,787	242	1,232	-	1,474	0.3
Agricultural	255,310	-	8,526	760	9,286	3.6
Commercial and industrial-owner occupied	1,366,734	-	26,387	5,938	32,325	2.4
Construction, acquisition and development	1,060,675	432	200,434	5,410	206,276	19.4
Commercial	1,764,648	19	48,571	17,452	66,042	3.7
Credit cards	101,955	299	546	2,758	3,603	3.5
All other	635,259	388	1,869	9,927	12,184	1.9
Total	$9,214,553	$3,980	$331,076	$44,786	$379,842	4.1%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at June 30, 2011:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$19,116	$-	$9,174	$-	$9,174	48.0%
One-to-four family construction	198,809	-	24,537	1,697	26,234	13.2
Recreation and all other loans	66,366	2	774	24	800	1.2
Commercial construction	160,834	-	16,618	-	16,618	10.3
Commercial acquisition and development	222,460	-	37,207	1,415	38,622	17.4
Residential acquisition and development	393,090	430	112,124	2,274	114,828	29.2
Total	$1,060,675	$432	$200,434	$5,410	$206,276	19.4%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. In evaluating the balance sheet during June of 2011, the Company determined that it may be in the Company’s best interest to prepay some long-term FHLB borrowings.  In the course of that evaluation, the Company determined certain securities classified as held-to-maturity should be sold as their term more closely aligned with the FHLB borrowings assisting in the mitigation of interest rate risk.  As a result, the Company transferred all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  Held-to-maturity securities were $1.6 billion at December 31, 2010.  Available-for-sale securities were $2.6 billion at June 30, 2011 compared to $1.1 billion at December 31, 2010 with the increase primarily resulting from the transfer of all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2011, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2011:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$2,050,991	81.8%	$2,090,868	81.7%
Aa1 to Aa3	185,245	7.4%	191,727	7.4%
A1 to A3	17,025	0.7%	17,403	0.7%
Baa1	6,678	0.3%	6,777	0.3%
Ba1 to Ba3	496	0.0%	528
Caa1	66	0.0%	131	-
Not rated (1)	246,256	9.8%	253,390	9.9%
Total	$2,506,757	100.0%	$2,560,824	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $78.0 million and a market value of $80.6 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 because volatile market conditions caused the Company’s market value to fall below book value.  Based on this analysis, no goodwill impairment was recorded during the six months ended June 30, 2011 because the estimated fair value of each of the Company’s reporting segments exceeded its respective carrying values by more than 15%.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $271.3 million and $270.1 million at June 30, 2011 and December 31, 2010, respectively.

Other Real Estate Owned

Other real estate owned was $151.2 million and $133.4 million at June 30, 2011 and December 31, 2010, respectively.  Other real estate owned at June 30, 2011 had aggregate loan balances at the time of foreclosure of $263.5 million.  Other real estate owned at December 31, 2010 had aggregate loan balances at time of foreclosure of $237.2 million.  The following table presents the other real estate owned by segment, class and geographical location at June 30, 2011:

	Alabama				Greater
	and Florida				Memphis	Northeast	Texas and
	Panhandle	Arkansas	Mississippi	Missouri	Area	Tennessee	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$439	$18	$-	$-	$946	$-	$-	$-	$1,403
Real estate
Consumer mortgages	3,985	327	3,391	762	6,078	2,642	1,120	1,649	19,954
Home equity	-	58	291	-	-	368	-	-	717
Agricultural	950	87	2,081	-	1,551	-	-	-	4,669
Commercial and industrial-owner occupied	930	109	1,740	79	3,515	446	228	292	7,339
Construction, acquisition and development	9,334	2,231	26,052	2,952	49,562	14,931	2,669	621	108,352
Commercial	2,757	1,725	1,112	451	1,215	203	584	-	8,047
All other	172	44	312	195	-	-	-	-	723
Total	$18,567	$4,599	$34,979	$4,439	$62,867	$18,590	$4,601	$2,562	$151,204
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
The following table presents the Company’s noninterest-bearing, interest-bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30,	December 31,
	2011	2010	% Change
	(Dollars in millions)
Noninterest bearing demand	$2,097	$2,060	1.8%
Interest bearing demand	4,939	4,932	0.1
Savings	945	863	9.5
Other time	3,327	3,635	(8.5)
Total deposits	$11,308	$11,490	(1.6)%

Total deposits remained virtually unchanged at June 30, 2011 compared to December 31, 2010.  The average maturity of time deposits at June 30, 2011 was approximately 13 months, compared to 14 months at December 31, 2010.

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides access to short-term and long-term borrowings and the Company also has access to the Federal Reserve discount window and other bank lines.  The Company had short-term borrowings from the FHLB totaling approximately $703,000 at June 30, 2011 and $2.7 million at December 31, 2010.  The Company had federal funds purchased and securities sold under agreement to repurchase of $426.1 million and $440.6 million at June 30, 2011 and December 31, 2010, respectively.  The Company repaid $75.0 million in long-term borrowings during the second quarter of 2011 reducing long-term borrowings to $35.0 million at June 30, 2011 compared to $110.0 million at December 31, 2010.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2011.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $725.0 million at June 30, 2011.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,075,337	10.82%	$1,070,744	10.61%
Total capital (to risk-weighted assets)	1,200,629	12.08	1,197,626	11.87
Tier I leverage capital (to average assets)	1,075,337	8.22	1,070,744	8.07

The Federal Deposit Insurance Corporation’s (“FDIC”) capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,046,607	10.54%	$1,040,714	10.32%
Total capital (to risk-weighted assets)	1,171,899	11.81	1,167,596	11.58
Tier I leverage capital (to average assets)	1,046,607	8.03	1,040,714	7.87

There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company.  In addition, federal and state regulatory agencies have the authority to condition, require advanced consent and/or prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.  Management does not expect these limitations to cause a material adverse effect with regard to the Company’s ability to meet its cash obligations.

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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida.  The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions.  The suit also makes a claim under Arkansas’ consumer protection statute.  The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida.  No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.  However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.
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

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2011, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2011, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management continued during the first six months of 2011 related to a material weakness in internal control over financial reporting identified as of December 31, 2009 and 2010, and reported in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.  Following management’s initial determination of the material weakness as of December 31, 2009, management began taking steps to remediate the material weakness.  These ongoing efforts included the following:

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.

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

(10.1)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (8)
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

BancorpSouth, Inc.
           (Registrant)

DATE:  August 5, 2011                                                                                       /s/ William L. Prater
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

(10.1)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (8)
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