Form 10-Q/A
period 2011-06-30
BANCORPSOUTH INC
filed 2011-08-09
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q/A
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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
(101)**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2010 and 2009, and December 31, 2009, (ii) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

____________________________
(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.

*	Filed with the 10-Q.
**	Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
           (Registrant)

DATE:  August 9, 2011                                                                                       /s/ William L. Prater
William L. Prater
Treasurer and
Chief Financial Officer