Form 10-Q
period 2011-09-30
BANCORPSOUTH INC
filed 2011-11-04
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, the registrant had outstanding 83,488,963 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, estimates of fair value discount rates, fair values of  available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, the Company’s ability to meet the challenges of the current economic cycle, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, goodwill impairment, the Company’s reserve for losses from representation and warranty obligations, the impact of recent accounting pronouncements, the Company’s foreclosure process related to mortgage loans, the impact of the Durbin Debit Interchange Amendment on the Company’s debit card revenue, the impact of the Federal Reserve’s new rules regarding overdraft payments on the Company’s service charge revenue, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, concessions granted to borrowers experiencing financial difficulties, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, payment of dividends, the impact of federal and state regulatory requirements for capital on the Company’s ability to meet its cash obligations, the impact of pending litigation and the implementation and effect of remedial actions to address the material weakness in internal control over financial reporting. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors include, but are not limited to, conditions in the financial markets and economic conditions generally, the soundness of other financial institutions, the availability of capital on favorable terms if and when needed, liquidity risk, the credit risk associated with real estate construction, estimates of costs and values associated with acquisition and development loans in the Company’s loan portfolio, the adequacy of the Company’s allowance for credit losses to cover actual credit losses, governmental regulation and supervision of the Company’s operations, the susceptibility of the Company’s business to local economic conditions, the impact of recent legislation and regulations on service charges for core deposit accounts, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, the impact of hurricanes or other adverse weather events, risks in connection with completed or potential acquisitions, dilution caused by the Company’s issuance of securities to raise capital or to acquire other banks, bank holding companies, financial holding companies and insurance agencies, restrictions on the Company’s ability to declare and pay dividends, the Company’s growth strategy, diversification in the types of financial services the Company offers, competition with other financial services companies, interruptions or breaches in security of the Company’s information systems, the failure of certain third party vendors to perform, the Company’s ability to improve its internal controls adequately, any requirement that the Company write down goodwill or other intangible assets, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$161,876	$99,916	$128,160
Interest bearing deposits with other banks	338,250	172,170	211,189
Held-to-maturity securities, at amortized cost	-	1,613,019	1,357,888
Available-for-sale securities, at fair value	2,481,555	1,096,062	915,877
Federal funds sold and securities purchased under agreement to resell	-	150,000	325,000
Loans and leases	9,096,928	9,376,351	9,556,962
Less: Unearned income	41,023	43,244	42,033
Allowance for credit losses	199,686	196,913	205,081
Net loans	8,856,219	9,136,194	9,309,848
Loans held for sale	100,687	93,697	125,815
Premises and equipment, net	323,285	332,890	335,618
Accrued interest receivable	53,338	61,025	63,797
Goodwill	271,297	270,097	270,097
Bank owned life insurance	197,945	194,064	192,459
Other real estate owned	162,686	133,412	82,647
Other assets	251,380	262,464	264,621
TOTAL ASSETS	$13,198,518	$13,615,010	$13,583,016

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,198,535	$2,060,145	$1,967,635
Interest bearing	4,736,858	4,931,518	4,623,103
Savings	968,277	863,034	801,153
Other time	3,159,563	3,635,324	3,804,973
Total deposits	11,063,233	11,490,021	11,196,864
Federal funds purchased and securities sold under agreement to repurchase	449,501	440,593	501,175
Short-term Federal Home Loan Bank and other short-term borrowings	1,500	2,727	152,738
Accrued interest payable	10,017	14,336	16,574
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	110,000	110,000
Other liabilities	213,702	174,777	209,648
TOTAL LIABILITIES	11,931,765	12,392,766	12,347,311

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 83,488,963,
83,481,737 and 83,481,737 shares, respectively	208,722	208,704	208,704
Capital surplus	227,006	224,976	224,170
Accumulated other comprehensive income (loss)	14,595	(14,453)	(2,705)
Retained earnings	816,430	803,017	805,536
TOTAL SHAREHOLDERS' EQUITY	1,266,753	1,222,244	1,235,705
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,198,518	$13,615,010	$13,583,016

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$114,260	$123,533	$348,510	$375,110
Deposits with other banks	203	79	449	133
Federal funds sold under securities purchased under agreement to resell	-	213	166	438
Held-to-maturity securities:
Taxable	-	9,010	13,080	27,788
Tax-exempt	-	2,584	5,638	7,457
Available-for-sale securities:
Taxable	13,172	7,782	32,208	24,197
Tax-exempt	4,130	795	6,825	2,460
Loans held for sale	632	889	1,584	2,122
Total interest revenue	132,397	144,885	408,460	439,705

INTEREST EXPENSE:
Deposits:
Interest bearing demand	5,324	8,582	17,909	27,725
Savings	828	881	2,464	2,685
Other time	14,837	21,108	48,605	64,172
Federal funds purchased and securities sold under agreement to repurchase	95	209	382	652
Federal Home Loan Bank borrowings	375	1,543	3,092	4,976
Junior subordinated debt	2,861	2,880	8,580	8,597
Other	2	4	4	9
Total interest expense	24,322	35,207	81,036	108,816
Net interest revenue	108,075	109,678	327,424	330,889
Provision for credit losses	25,112	54,850	110,831	160,723
Net interest revenue, after provision for credit losses	82,963	54,828	216,593	170,166

NONINTEREST REVENUE:
Mortgage lending	(1,443)	8,898	8,141	11,619
Credit card, debit card and merchant fees	12,981	9,569	34,590	27,712
Service charges	17,334	18,621	49,258	53,836
Trust income	2,854	2,783	8,838	8,077
Security gains, net	2,047	2,327	12,109	3,039
Insurance commissions	22,012	20,825	67,502	64,159
Other	6,270	6,729	25,072	21,728
Total noninterest revenue	62,055	69,752	205,510	190,170

NONINTEREST EXPENSE:
Salaries and employee benefits	71,851	68,232	212,368	205,708
Occupancy, net of rental income	11,144	11,038	32,047	32,340
Equipment	5,346	5,523	16,599	17,139
Deposit insurance assessments	3,781	4,752	15,642	13,364
Prepayment penalty on FHLB borrowings	-	-	9,778	-
Other	38,576	33,542	111,343	95,035
Total noninterest expense	130,698	123,087	397,777	363,586
Income (loss) before income taxes	14,320	1,493	24,326	(3,250)
Income tax (benefit) expense	2,386	(9,767)	60	(10,346)
Net income	$11,934	$11,260	$24,266	$7,096

Earnings per share: Basic	$0.14	$0.13	$0.29	$0.09
Diluted	$0.14	$0.13	$0.29	$0.08

Dividends declared per common share	$0.01	$0.22	$0.13	$0.66

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2011	2010
	(In thousands)
Operating Activities:
Net income	$24,266	$7,096
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	110,831	160,723
Depreciation and amortization	21,950	22,270
Deferred taxes	(388)	(6,874)
Amortization of intangibles	2,510	2,960
Amortization of debt securities premium and discount, net	16,279	3,612
Share-based compensation expense	1,925	1,100
Security gains, net	(12,109)	(3,039)
Net deferred loan origination expense	(6,419)	(6,777)
Excess tax benefit from exercise of stock options	(12)	(67)
Decrease in interest receivable	7,687	4,854
Decrease in interest payable	(4,319)	(3,014)
Realized gain on mortgages sold	(24,548)	(23,869)
Proceeds from mortgages sold	839,577	968,938
Origination of mortgages held for sale	(822,905)	(988,299)
Increase in bank-owned life insurance	(3,881)	(4,689)
Increase in prepaid pension asset	(373)	(763)
Decrease in prepaid deposit insurance assessments	14,613	11,920
Other, net	17,595	8,272
Net cash provided by operating activities	182,279	154,354
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	135,781	354,134
Proceeds from calls and maturities of available-for-sale securities	255,577	141,285
Proceeds from sales of available-for-sale securities	273,807	136,769
Purchases of held-to-maturity securities	(151,105)	(679,442)
Purchases of available-for-sale securities	(245,791)	(226,126)
Net decrease (increase) in short-term investments	150,000	(250,000)
Net decrease in loans and leases	146,289	111,917
Purchases of premises and equipment	(13,028)	(14,826)
Proceeds from sale of premises and equipment	1,820	458
Contingency earn-out payment	(1,200)	-
Other, net	(42)	(53)
Net cash provided by (used in) investing activities	552,108	(425,884)
Financing activities:
Net (decrease) increase in deposits	(426,788)	519,162
Net increase (decrease) in short-term debt and other liabilities	6,172	(92,203)
Repayment of long-term debt	(75,000)	(33)
Issuance of common stock	110	534
Excess tax benefit from exercise of stock options	12	67
Payment of cash dividends	(10,853)	(55,093)
Net cash (used in) provided by financing activities	(506,347)	372,434

Increase in cash and cash equivalents	228,040	100,904
Cash and cash equivalents at beginning of period	272,086	238,445
Cash and cash equivalents at end of period	$500,126	$339,349

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.  Certain 2010 amounts have been reclassified to conform with the 2011 presentation.
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

	September 30,		December 31,
	2011	2010	2010
	(In thousands)

Commercial and industrial	$1,515,932	$1,453,365	$1,505,471
Real estate
Consumer mortgages	1,966,124	1,972,483	1,951,563
Home equity	523,030	552,095	543,272
Agricultural	249,715	262,083	252,292
Commercial and industrial-owner occupied	1,329,644	1,375,466	1,331,473
Construction, acquisition and development	976,694	1,335,836	1,174,743
Commercial	1,772,003	1,810,626	1,816,951
Credit cards	103,232	102,672	106,345
All other	660,554	692,336	694,241
Total	$9,096,928	$9,556,962	$9,376,351

The following table shows the Company’s  loans and leases, net of unearned income, as of September 30, 2011 by segment, class and geographical location:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$57,232	$217,374	$316,622	$56,125	$24,346	$87,484	$271,249	$472,959	$1,503,391
Real estate
Consumer mortgages	112,812	276,618	771,982	60,469	86,473	162,699	421,824	73,247	1,966,124
Home equity	60,795	42,713	177,310	27,855	72,339	77,632	62,598	1,788	523,030
Agricultural	6,563	72,995	74,385	4,883	11,760	13,871	59,692	5,566	249,715
Commercial and industrial-owner occupied	118,204	169,721	461,948	69,369	108,567	98,464	243,305	60,066	1,329,644
Construction, acquisition and development	124,744	78,979	259,405	71,312	109,470	115,452	206,783	10,549	976,694
Commercial	198,358	349,499	354,536	233,105	121,314	107,041	361,443	46,707	1,772,003
Credit cards	-	-	-	-	-	-	-	103,232	103,232
All other	14,398	43,002	78,744	623	42,252	25,797	30,369	396,887	632,072
Total	$693,106	$1,250,901	$2,494,932	$523,741	$576,521	$688,440	$1,657,263	$1,171,001	$9,055,905
* excludes the Greater Memphis Area

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding table.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  Prior to March of 2010, some of these loans were structured with interest reserves to fund interest costs during the construction and development period.  The Company’s general loan policy was changed in March of 2010 to prohibit the use of interest reserves on loans made after that time.  Additionally, certain of these loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in the corresponding areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2011 and December 31, 2010:

	September 30, 2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$8,595	$4,103	$4,084	$16,782	$1,486,609	$1,503,391	$1,846
Real estate
Consumer mortgages	17,129	6,629	18,284	42,042	1,924,082	1,966,124	4,136
Home equity	1,902	427	1,086	3,415	519,615	523,030	134
Agricultural	3,058	983	2,302	6,343	243,372	249,715	131
Commercial and industrial-owner occupied	7,893	1,331	9,144	18,368	1,311,276	1,329,644	42
Construction, acquisition and development	13,935	5,151	55,383	74,469	902,225	976,694	290
Commercial	13,745	2,848	4,208	20,801	1,751,202	1,772,003	106
Credit cards	629	398	507	1,534	101,698	103,232	257
All other	1,991	900	805	3,696	628,376	632,072	412
Total	$68,877	$22,770	$95,803	$187,450	$8,868,455	$9,055,905	$7,354

	December 31, 2010
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$13,037	$848	$12,000	$25,885	$1,465,298	$1,491,183	$675
Real estate
Consumer mortgages	16,937	4,481	20,640	42,058	1,909,505	1,951,563	6,521
Home equity	1,258	800	755	2,813	540,459	543,272	173
Agricultural	1,140	3,450	3,527	8,117	244,175	252,292	123
Commercial and industrial-owner occupied	9,260	1,290	7,323	17,873	1,313,600	1,331,473	20
Construction, acquisition and development	22,436	9,837	94,264	126,537	1,048,206	1,174,743	197
Commercial	4,409	4,712	10,507	19,628	1,797,323	1,816,951	-
Credit cards	793	373	780	1,946	104,399	106,345	330
All other	2,058	1,117	847	4,022	661,263	665,285	461
Total	$71,328	$26,908	$150,643	$248,879	$9,084,228	$9,333,107	$8,500

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The Company’s internal loan classification system is compatible with classifications used by the Federal Deposit Insurance Corporation, as well as other regulatory agencies.  Loans may be classified as follows:

Pass:  Loans which are performing as agreed with few or no signs of weakness.  These loan show sufficient cash flow, capital and collateral to repay the loan as agreed.  These loans include well capitalized public corporations.

Special Mention:  Loans where potential weaknesses have developed which could cause a more serious problem if not corrected.

Substandard:  Loans where well-defined weaknesses exist that require corrective action to prevent further deterioration.

Doubtful:  Loans having all the characteristics of Substandard and which have deteriorated to a point where collection and liquidation in full is highly questionable.

Loss:  Loans that are considered uncollectible or with limited possible recovery.

Impaired:  Loans for which it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement and for which a specific impairment reserve has been considered.

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,448,253	$2,657	$44,873	$1,049	$558	$6,001	$1,503,391
Real estate
Consumer mortgage	1,781,174	11,819	137,284	5,057	83	30,707	1,966,124
Home equity	503,067	309	16,058	1,002	1,068	1,526	523,030
Agricultural	224,247	2,436	18,815	-	-	4,217	249,715
Commercial and industrial-owner occupied	1,206,806	17,006	82,588	865	-	22,379	1,329,644
Construction, acquisition and development	653,635	18,221	134,932	1,782	123	168,001	976,694
Commercial	1,537,944	26,151	162,076	-	-	45,832	1,772,003
Credit Cards	102,873	11	158	190	-	-	103,232
All other	610,381	108	19,857	483	17	1,226	632,072
Total	$8,068,380	$78,718	$616,641	$10,428	$1,849	$279,889	$9,055,905

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,429,443	$5,764	$51,562	$1,577	$701	$2,136	$1,491,183
Real estate
Consumer mortgage	1,813,740	1,867	104,504	3,106	123	28,223	1,951,563
Home equity	527,047	1,231	13,169	613	361	851	543,272
Agricultural	226,054	309	21,614	-	20	4,295	252,292
Commercial and industrial-owner occupied	1,250,265	1,422	62,783	900	30	16,073	1,331,473
Construction, acquisition and development	845,725	1,882	138,929	2,243	1,046	184,918	1,174,743
Commercial	1,688,228	5,565	86,358	98	495	36,207	1,816,951
Credit Cards	106,181	11	146	7	-	-	106,345
All other	641,292	35	22,735	477	44	702	665,285
Total	$8,527,975	$18,086	$501,800	$9,021	$2,820	$273,405	$9,333,107

    The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2011	2011	2011	2011
	(In thousands)
With no related allowance:
Commercial and industrial	$3,621	$5,155	$-	$3,778	$4,040	$38	$74
Real estate
Consumer mortgage	16,160	18,768	-	16,116	20,937	98	357
Home equity	630	773	-	571	512	-	-
Agricultural	2,788	4,290	-	2,502	2,869	0	18
Commercial and industrial-owner occupied	16,314	22,165	-	13,583	11,145	59	169
Construction, acquisition and development	102,324	138,053	-	107,175	115,296	394	855
Commercial	23,696	30,688	-	18,852	21,533	121	281
All other	776	1,089	-	768	1,246	6	65
Total	$166,309	$220,981	$-	$163,345	$177,578	$716	$1,819

With an allowance:
Commercial and industrial	$2,380	$2,447	$757	$1,812	$3,374	$20	$25
Real estate
Consumer mortgage	14,547	15,434	4,050	10,091	15,025	33	282
Home equity	896	896	228	665	469	2	3
Agricultural	1,429	1,449	463	3,674	3,732	0	18
Commercial and industrial-owner occupied	6,065	7,203	1,755	7,724	10,407	51	109
Construction, acquisition and development	65,677	69,151	24,911	73,955	86,241	529	1,494
Commercial	22,136	24,827	6,393	26,552	29,049	354	753
All other	450	450	100	1,038	1,476	3	8
Total	$113,580	$121,857	$38,657	$125,511	$149,773	$992	$2,692

Total:
Commercial and industrial	$6,001	$7,602	$757	$5,590	$7,414	$58	$99
Real estate
Consumer mortgage	30,707	34,202	4,050	26,207	35,962	131	639
Home equity	1,526	1,669	228	1,236	981	2	3
Agricultural	4,217	5,739	463	6,176	6,601	-	36
Commercial and industrial-owner occupied	22,379	29,368	1,755	21,307	21,552	110	278
Construction, acquisition and development	168,001	207,204	24,911	181,130	201,537	923	2,349
Commercial	45,832	55,515	6,393	45,404	50,582	475	1,034
All other	1,226	1,539	100	1,806	2,722	9	73
Total	$279,889	$342,838	$38,657	$288,856	$327,351	$1,708	$4,511

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Commercial and industrial	$1,457	$2,600	$-
Real estate
Consumer mortgage	11,228	14,273	-
Home equity	290	629	-
Agricultural	1,439	1,981	-
Commercial and industrial-owner occupied	10,920	12,371	-
Construction, acquisition and development	80,204	120,938	-
Commercial	15,795	20,478	-
All other	702	931	-
Total	$122,035	$174,201	$-

With an allowance:
Commercial and industrial	$679	$977	$125
Real estate
Consumer mortgage	16,995	16,644	4,226
Home equity	561	561	41
Agricultural	2,856	3,132	544
Commercial and industrial-owner occupied	5,153	5,298	1,361
Construction, acquisition and development	104,714	123,538	29,195
Commercial	20,412	21,026	5,227
All other	-	-	-
Total	$151,370	$171,176	$40,719

Total:
Commercial and industrial	$2,136	$3,577	$125
Real estate
Consumer mortgage	28,223	30,917	4,226
Home equity	851	1,190	41
Agricultural	4,295	5,113	544
Commercial and industrial-owner occupied	16,073	17,669	1,361
Construction, acquisition and development	184,918	244,476	29,195
Commercial	36,207	41,504	5,227
All other	702	931	-
Total	$273,405	$345,377	$40,719

The following tables provide details regarding impaired construction, acquisition and development loans and leases, net of unearned income, by collateral type at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2011	2011	2011	2011
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$3,101	$7,197	$18	$18
One-to-four family construction	10,861	12,864	-	11,611	8,998	47	80
Recreation and all other loans	712	1,169	-	752	513	3	7
Commercial construction	1,925	3,621	-	6,223	12,418	27	82
Commercial acquisition and development	26,276	35,395	-	21,732	20,683	35	84
Residential acquisition and development	62,550	85,004	-	63,756	65,487	264	584
Total	$102,324	$138,053	$-	$107,175	$115,296	$394	$855

With an allowance:
Multi-family construction	$-	$-	$-	$-	$764	$-	$-
One-to-four family construction	5,952	6,417	1,733	6,356	5,423	54	98
Recreation and all other loans	-	-	-	-	306	-	2
Commercial construction	5,796	6,036	1,426	7,147	7,862	19	89
Commercial acquisition and development	5,587	5,837	1,711	13,035	15,045	89	420
Residential acquisition and development	48,342	50,861	20,041	47,417	56,841	367	885
Total	$65,677	$69,151	$24,911	$73,955	$86,241	$529	$1,494

Total:
Multi-family construction	$-	$-	$-	$3,101	$7,961	$18	$18
One-to-four family construction	16,813	19,281	1,733	17,967	14,421	101	178
Recreation and all other loans	712	1,169	-	752	819	3	9
Commercial construction	7,721	9,657	1,426	13,370	20,280	46	171
Commercial acquisition and development	31,863	41,232	1,711	34,767	35,728	124	504
Residential acquisition and development	110,892	135,865	20,041	111,173	122,328	631	1,469
Total	$168,001	$207,204	$24,911	$181,130	$201,537	$923	$2,349

`	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Multi-family construction	$8,293	$9,975	$-
One-to-four family construction	6,511	11,749	-
Recreation and all other loans	392	580	-
Commercial construction	11,171	13,062	-
Commercial acquisition and development	7,897	12,501	-
Residential acquisition and development	45,940	73,071	-
Total	$80,204	$120,938	$-

With an allowance:
Multi-family construction	$1,904	$6,978	$4
One-to-four family construction	11,939	14,846	932
Recreation and all other loans	498	498	148
Commercial construction	12,459	12,612	5,246
Commercial acquisition and development	21,575	21,575	8,424
Residential acquisition and development	56,339	67,029	14,441
Total	$104,714	$123,538	$29,195

Total:
Multi-family construction	$10,197	$16,953	$4
One-to-four family construction	18,450	26,595	932
Recreation and all other loans	890	1,078	148
Commercial construction	23,630	25,674	5,246
Commercial acquisition and development	29,472	34,076	8,424
Residential acquisition and development	102,279	140,100	14,441
Total	$184,918	$244,476	$29,195

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”) are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at September 30, 2011 and December 31, 2010 was $279.9 million and $273.4 million, respectively.  At September 30, 2011 and December 31, 2010, $113.6 million and $151.4 million, respectively, of those impaired loans had a valuation allowance of $38.7 million and $40.7 million, respectively.  The remaining balance of impaired loans of $166.3 million and $122.0 million at September 30, 2011 and December 31, 2010, respectively, were carried at fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $59.0 million and $63.7 million at September 30, 2011 and December 31, 2010, respectively.

Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	September 30,		December 31,
	2011	2010	2010
	(In thousands)

Non-accrual loans and leases	$314,479	$347,181	$347,499
Loans and leases 90 days or more past due, still accruing	7,354	9,910	8,500
Restructured loans and leases still accruing	40,966	52,325	38,376
Total non-performing loans and leases	$362,799	$409,416	$394,375

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At September 30, 2011, the Company’s geographic NPL distribution was concentrated primarily in its Alabama and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2011	2010	2010
	(In thousands)
Commercial and industrial	$11,122	$12,339	$13,075
Real estate
Consumer mortgages	44,100	25,561	34,021
Home equity	2,634	1,361	811
Agricultural	6,254	4,986	7,589
Commercial and industrial-owner occupied	26,977	15,004	20,338
Construction, acquisition and development	171,566	231,987	211,547
Commercial	49,500	51,590	57,766
Credit cards	551	724	720
All other	1,775	3,629	1,632
Total	$314,479	$347,181	$347,499

In the normal course of business, management will sometime grant concessions, which normally would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status if there has been at least a six-month period of sustained repayment performance by the borrower.  During the third quarter and first nine months of 2011, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended September 30, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	1	$771	$759
Real estate
Consumer mortgages	4	2,222	2,222
Agricultural	1	240	240
Commercial and industrial-owner occupied	3	2,113	2,097
Total	9	$5,346	$5,318

	Nine months ended September 30, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	4	$2,517	$2,343
Real estate
Consumer mortgages	19	4,543	4,467
Agricultural	4	2,650	1,483
Commercial and industrial-owner occupied	16	7,773	7,496
Construction, acquisition and development	33	17,411	12,272
Commercial	13	7,158	6,565
All other	6	2,929	2,389
Total	95	$44,981	$37,015

The following tables summarize TDRs modified within the third quarter and first nine months of 2011 for which there was a payment default (i.e., 30 days or more past due at any given time during the first nine months of 2011):

	Three months ended September 30, 2011
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	1	$80
Agricultural	1	240
Total	2	$320

	Nine months ended September 30, 2011
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$1,466
Real estate
Consumer mortgages	2	184
Agricultural	3	1,381
Commercial and industrial-owner occupied	5	1,286
Construction, acquisition and development	18	4,997
Commercial	2	2,535
Total	32	$11,849

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended
	September 30, 2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$22,479	$(15,660)	$1,121	$12,084	$20,024
Real estate
Consumer mortgage	35,540	(7,233)	848	10,346	39,501
Home equity	7,305	(4,185)	142	6,626	9,888
Agricultural	4,997	(3,310)	47	2,658	4,392
Commercial and industrial-owner occupied	20,403	(9,166)	293	9,940	21,470
Construction, acquisition and development	59,048	(56,823)	2,980	43,033	48,238
Commercial	33,439	(10,578)	705	15,997	39,563
Credit Cards	4,126	(2,366)	635	1,525	3,920
All other	9,576	(6,294)	786	8,622	12,690
Total	$196,913	$(115,615)	$7,557	$110,831	$199,686

	Year ended
	December 31, 2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(11,879)	$1,330	$11,874	$22,479
Real estate
Consumer mortgage	37,048	(16,280)	1,448	13,324	35,540
Home equity	7,218	(5,215)	179	5,123	7,305
Agricultural	4,192	(1,201)	12	1,994	4,997
Commercial and industrial-owner occupied	22,989	(9,200)	399	6,215	20,403
Construction, acquisition and development	46,193	(122,596)	1,706	133,745	59,048
Commercial	26,694	(14,084)	845	19,984	33,439
Credit Cards	3,481	(4,559)	829	4,375	4,126
All other	7,074	(6,008)	1,128	7,382	9,576
Total	$176,043	$(191,022)	$7,876	$204,016	$196,913

	Nine months ended
	September 30, 2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(10,097)	$623	$10,514	$22,194
Real estate
Consumer mortgage	37,048	(10,989)	1,025	7,421	34,505
Home equity	7,218	(4,077)	118	3,876	7,135
Agricultural	4,192	(713)	8	1,201	4,688
Commercial and industrial-owner occupied	22,989	(7,541)	205	7,076	22,729
Construction, acquisition and development	46,193	(87,607)	930	103,817	63,333
Commercial	26,694	(7,758)	137	14,252	33,325
Credit Cards	3,481	(3,569)	686	2,709	3,307
All other	7,074	(3,915)	849	9,857	13,865
Total	$176,043	$(136,266)	$4,581	$160,723	$205,081

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	September 30, 2011
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$6,001	$757	$19,267	$20,024
Real estate
Consumer mortgage	30,707	4,050	35,451	39,501
Home equity	1,526	228	9,660	9,888
Agricultural	4,217	463	3,929	4,392
Commercial and industrial-owner occupied	22,379	1,755	19,715	21,470
Construction, acquisition and development	168,001	24,911	23,327	48,238
Commercial	45,832	6,393	33,170	39,563
Credit Cards	-	-	3,920	3,920
All other	1,226	100	12,590	12,690
Total	$279,889	$38,657	$161,029	$199,686

	December 31, 2010
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$2,136	$125	$22,354	$22,479
Real estate
Consumer mortgage	28,223	4,226	31,314	35,540
Home equity	851	41	7,264	7,305
Agricultural	4,295	544	4,453	4,997
Commercial and industrial-owner occupied	16,073	1,361	19,042	20,403
Construction, acquisition and development	184,918	29,195	29,853	59,048
Commercial	36,207	5,227	28,212	33,439
Credit Cards	-	-	4,126	4,126
All other	702	-	9,576	9,576
Total	$273,405	$40,719	$156,194	$196,913

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2011	2010	2010
	(In thousands)
Balance at beginning of period	$133,412	$59,265	$59,265
Additions to foreclosed properties
New foreclosed properties	88,726	67,113	129,796
Reductions in foreclosed properties
Sales	(47,799)	(36,688)	(45,217)
Writedowns	(11,653)	(7,043)	(10,432)
Balance at end of period	$162,686	$82,647	$133,412

    The following table presents the other real estate owned by geographical location, segment and class at September 30, 2011:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$439	$17	$-	$-	$946	$-	$-	$-	$1,402
Real estate
Consumer mortgages	5,368	475	3,533	-	5,259	2,090	821	1,976	19,522
Home equity	-	63	155	-	-	368	100	-	686
Agricultural	951	-	968	-	4,233	-	78	-	6,230
Commercial and industrial-owner occupied	1,093	109	2,216	77	3,225	525	378	-	7,623
Construction, acquisition and development	11,355	2,384	18,890	2,706	70,189	6,072	2,998	-	114,594
Commercial	2,939	1,631	1,266	451	2,601	848	234	-	9,970
All other	68	87	276	195	1,980	-	53	-	2,659
Total	$22,213	$4,766	$27,304	$3,429	$88,433	$9,903	$4,662	$1,976	$162,686
* excludes the Greater Memphis Area

The Company incurred total foreclosed property expenses of $6.1 million and $4.9 million for the three months ended September 30, 2011 and 2010, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $4.5 million and $4.1 million for the three months ended September 30, 2011 and 2010, respectively.  The Company incurred total foreclosed property expenses of $17.0 million and $12.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $12.0 million and $10.0 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 – SECURITIES

During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.

The Company did not have any securities classified as held-to-maturity at September 30, 2011.  Amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2010 follow:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,246,649	$27,082	$4,320	$1,269,411
Obligations of states and political subdivisions	366,370	4,286	7,376	363,280
Total	$1,613,019	$31,368	$11,696	$1,632,691

Gross gains of approximately $37,000 and no gross losses were recognized on held-to-maturity securities during 2011 prior to the reclassification of held-to-maturity securities to available-for-sale securities.  Gross gains of approximately $52,000 and no gross losses were recognized during the first nine months of 2010.  These gains and losses were a result of held-to-maturity securities being called prior to maturity.
A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2011 and December 31, 2010 follows:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,461,622	$35,834	$-	$1,497,456
Government agency issued residential mortgage-backed securities	412,826	8,100	237	420,689
Government agency issued commercial mortgage-backed securities	31,313	3,243	81	34,475
Obligations of states and political subdivisions	500,280	19,753	602	519,431
Other	8,930	574	-	9,504
Total	$2,414,971	$67,504	$920	$2,481,555

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$416,005	$17,153	$-	$433,158
Government agency issued residential mortgage-backed securities	498,874	5,954	1,599	503,229
Government agency issued commercial mortgage-backed securities	29,582	676	264	29,994
Obligations of states and political subdivisions	110,946	965	1,746	110,165
Other	18,943	573	-	19,516
Total	$1,074,350	$25,321	$3,609	$1,096,062

Gross gains of $12.4 million and gross losses of approximately $327,000 were recognized on available-for-sale securities during the first nine months of 2011, while gross gains of $4.5 million and gross losses of $1.5 million were recognized during the first nine months of 2010.
The amortized cost and estimated fair value of available-for-sale securities at September 30, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2011
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$300,046	$305,378	4.42%
Maturing after one year through five years	1,583,632	1,620,065	2.13
Maturing after five years through ten years	108,732	113,051	4.48
Maturing after ten years	422,561	443,061	5.76
Total	$2,414,971	$2,481,555

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Government agency issued residential mortgage-backed securities	54,343	(237)	-	-	54,343	(237)
Government agency issued commercial mortgage-backed securities	-	-	3,947	(81)	3,947	(81)
Obligations of states and political subdivisions	20,750	(453)	3,563	(149)	24,313	(602)
Other	-	-	-	-	-	-
Total	$75,093	$(690)	$7,510	$(230)	$82,603	$(920)

	December 31, 2010
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Held-to-maturity securities:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	20,322	(332)	9,327	(338)	29,649	(670)
Total	$20,322	$(332)	$9,327	$(338)	$29,649	$(670)

Available-for-sale securities:
U.S. Government agencies	$48,881	$(207)	$-	$-	$48,881	$(207)
Government agency issued residential mortgage-backed securities	6,320	(122)	-	-	6,320	(122)
Government agency issued commercial mortgage-backed securities	1,384	(19)	2,598	(66)	3,982	(85)
Obligations of states and political subdivisions	36,704	(297)	2,459	(205)	39,163	(502)
Collateralized debt obligations	-	-	5	(1)	5	(1)
Other	-	-	-	-	-	-
Total	$93,289	$(645)	$5,062	$(272)	$98,351	$(917)

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

NOTE 6 – PER SHARE DATA

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options for 2.9 million shares of Company common stock for both the three months and nine months ended September 30, 2011, with a weighted average exercise price of $21.50 and $21.45 per share for the three months and nine months ended September 30, 2011, respectively, were excluded from diluted shares.  Weighted-average antidilutive stock options for 2.5 million and 2.2 million shares of Company common stock with a weighted average exercise price of $22.75 and $23.54 per share for the three months and nine months ended September 30, 2010, respectively, were excluded from diluted shares.  Antidilutive other equity awards of approximately 2,000 shares of Company common stock for the nine months ended September 30, 2011 were also excluded from diluted shares.  There were no antidilutive other equity awards for the three months ended September 30, 2011or the three months and nine months ended September 30, 2010.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$11,934	83,489	$0.14	$11,260	83,433	$0.13
Effect of dilutive share-
based awards	-	-		-	40

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$11,934	83,489	$0.14	$11,260	83,473	$0.13

	Nine months ended September 30,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$24,266	83,486	$0.29	$7,096	83,422	$0.09
Effect of dilutive share-
based awards	-	26		-	108

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$24,266	83,512	$0.29	$7,096	83,530	$0.08

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2011			2010
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising during
holding period	$14,563	$(5,578)	$8,985	$5,421	$(2,078)	$3,343
Less: Reclassification adjustment for
net gains realized in net income	(2,047)	783	(1,264)	(2,327)	890	(1,437)
Recognized employee benefit plan
net periodic benefit cost	947	(362)	585	645	(247)	398
Other comprehensive income	$13,463	$(5,157)	$8,306	$3,739	$(1,435)	$2,304
Net income			11,934			11,260
Comprehensive income			$20,240			$13,564
	Nine months ended September 30,
	2011			2010
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized gains arising
during holding period	$56,981	$(21,823)	$35,158	$10,351	$(3,962)	$6,389
Less: Reclassification adjustment for
net gains realized in net income	(12,109)	4,632	(7,477)	(3,039)	1,162	(1,877)
Recognized employee benefit plan
net periodic benefit cost	2,213	(846)	1,367	1,931	(739)	1,192
Other comprehensive income	$47,085	$(18,037)	$29,048	$9,243	$(3,539)	$5,704
Net income			24,266			7,096
Comprehensive income			$53,314			$12,800

Included with unrealized gains arising during holding period is an increase in other comprehensive income related to the transfer of held-to-maturity securities to the available-for-sale category.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2011 were as follows:

	Community	Insurance
	Banking	Agencies	Total
		(In thousands)
Balance as of December 31, 2010	$217,618	$52,479	$270,097
Goodwill recorded during the period	-	1,200	1,200
Balance as of September 30, 2011	$217,618	$53,679	$271,297

The goodwill recorded in the insurance agency segment during the first nine months of 2011 was related to an earn-out payment associated with an insurance agency acquired during the first quarter of 2008.
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 and a rollforward of that analysis during the third quarter of 2011 because volatile market conditions caused the Company’s market value to fall below book value.  Based on these analyses, no goodwill impairment was recorded during the nine months ended September 30, 2011 because the estimated fair value exceeded its respective carrying value by 2% for the Company’s Community Banking reporting segment and by 30% for the Company’s Insurance Agencies reporting segment.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$20,480	$27,801	$19,716
Customer relationship intangibles	32,749	23,379	32,511	21,661
Non-solicitation intangibles	75	28	-	-
Total	$60,625	$43,887	$60,312	$41,377

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$248	$324	$764	$986
Customer relationship intangibles	565	637	1,718	1,974
Non-solicitation intangibles	9	-	28	-
Total	$822	$961	$2,510	$2,960

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2011 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2011	$1,016	$2,274	$38	$3,328
For year ending December 31, 2012	946	1,974	37	2,957
For year ending December 31, 2013	582	1,686	-	2,268
For year ending December 31, 2014	526	1,435	-	1,961
For year ending December 31, 2015	157	1,158	-	1,315

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Service cost	$1,898	$1,863	$6,062	$5,587
Interest cost	2,214	1,919	6,270	5,757
Expected return on assets	(3,745)	(3,508)	(11,171)	(10,524)
Amortization of unrecognized transition amount	4	5	14	13
Recognized prior service cost	52	85	152	255
Recognized net loss	891	555	2,047	1,663
Net periodic benefit costs	$1,314	$919	$3,374	$2,751

NOTE 10 – RECENT PRONOUNCEMENTS

In January 2010, the FASB issued an accounting standards update (“ASU”) regarding fair value measurements and disclosures.  This ASU revises two disclosure requirements concerning fair value measurements and clarifies two others.  This ASU requires expanded disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurement and the reasons for the transfers, as well as the clarifications of existing disclosures and was effective for interim or annual reporting periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010.  This ASU impacts disclosures only and is included in Note 14 below.  This ASU did not have an impact on the financial position or results of operations of the Company.
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
In April 2011, the FASB issued an ASU regarding a creditor’s determination of whether a restructuring should be considered a TDR.  This ASU provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant.  The ASU also prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  The ASU ends the deferral of activity-based disclosures about TDRs that are part of the new credit-quality disclosure requirements.  The ASU is effective for interim and annual periods beginning on or after June 15, 2011.  This ASU did not have a material impact on the financial position or results of operations of the Company.
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
In May 2011, the FASB issued an ASU regarding amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This ASU provides amendments to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurements and disclosure requirements are the same.  The ASU is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company is currently assessing the impact of this new ASU on the financial position and results of operations of the Company.
In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income.  This ASU amends existing guidance and eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  This ASU requires that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  This ASU is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this ASU is expected to change the manner in which the Company’s other comprehensive income is disclosed and will have no impact on the financial position and results of operations of the Company.
In September 2011, the FASB issued an ASU regarding goodwill impairment.  This ASU gives companies the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  The Company is currently assessing the impact of the adoption of this ASU on the financial position and results of operations of the Company.

NOTE 11 - SEGMENT REPORTING

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments -- Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments.

Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2011:
Results of Operations
Net interest revenue	$101,092	$79	$6,904	$108,075
Provision for credit losses	23,416	-	1,696	25,112
Net interest revenue after provision for credit losses	77,676	79	5,208	82,963
Noninterest revenue	30,940	22,009	9,106	62,055
Noninterest expense	83,028	19,032	28,638	130,698
Income (loss) before income taxes	25,588	3,056	(14,324)	14,320
Income tax expense (benefit)	5,669	1,238	(4,521)	2,386
Net income (loss)	$19,919	$1,818	$(9,803)	$11,934
Selected Financial Information
Total assets at end of period	$10,305,304	$166,572	$2,726,642	$13,198,518
Depreciation and amortization	5,967	947	1,073	7,987

Three months ended September 30, 2010:
Results of Operations
Net interest revenue	$102,420	$151	$7,107	$109,678
Provision for credit losses	54,609	-	241	54,850
Net interest revenue after provision for credit losses	47,811	151	6,866	54,828
Noninterest revenue	31,372	20,815	17,565	69,752
Noninterest expense	72,387	17,633	33,067	123,087
Income (loss) before income taxes	6,796	3,333	(8,636)	1,493
Income tax expense (benefit)	3,837	1,334	(14,938)	(9,767)
Net income (loss)	$2,959	$1,999	$6,302	$11,260
Selected Financial Information
Total assets at end of period	$10,770,259	$157,388	$2,655,369	$13,583,016
Depreciation and amortization	6,164	1,042	1,124	8,330

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Nine months ended September 30, 2011:
Results of Operations
Net interest revenue	$306,635	$258	$20,531	$327,424
Provision for credit losses	109,191	-	1,640	110,831
Net interest revenue after provision for credit losses	197,444	258	18,891	216,593
Noninterest revenue	99,845	67,436	38,229	205,510
Noninterest expense	257,683	56,095	83,999	397,777
Income (loss) before income taxes	39,606	11,599	(26,879)	24,326
Income tax expense (benefit)	13,313	4,639	(17,892)	60
Net income (loss)	$26,293	$6,960	$(8,987)	$24,266
Selected Financial Information
Total assets at end of period	$10,305,304	$166,572	$2,726,642	$13,198,518
Depreciation and amortization	18,348	2,893	3,219	24,460

Nine months ended September 30, 2010:
Results of Operations
Net interest revenue	$308,942	$444	$21,503	$330,889
Provision for credit losses	155,346	-	5,377	160,723
Net interest revenue after provision for credit losses	153,596	444	16,126	170,166
Noninterest revenue	87,347	64,174	38,649	190,170
Noninterest expense	229,144	53,111	81,331	363,586
Income (loss) before income taxes	11,799	11,507	(26,556)	(3,250)
Income tax expense (benefit)	483	4,572	(15,401)	(10,346)
Net income (loss)	$11,316	$6,935	$(11,155)	$7,096
Selected Financial Information
Total assets at end of period	$10,770,259	$157,388	$2,655,369	$13,583,016
Depreciation and amortization	18,637	3,206	3,387	25,230

The increased net income of the Community Banking operating segment for the three months and nine months ended September 30, 2011 was primarily related to the decrease in the provision for credit losses.

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

	September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Unpaid principal balance	$4,143,880	$3,690,125	$3,870,872
Weighted-average prepayment speed (CPR)	22.7	23.2	15.6
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	5.1	5.4	5.2
Weighted-average remaining maturity (months)	314.0	318.0	315.0
Weighted-average servicing fee (basis points)	28.1	28.6	28.4

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
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2011	2010
	(In thousands)
Fair value as of January 1	$38,642	$35,560
Additions:
Origination of servicing assets	7,938	9,173
Changes in fair value:
Due to payoffs/paydowns	(4,435)	(4,900)
Due to change in valuation inputs or assumptions
used in the valuation model	(12,975)	(12,924)
Other changes in fair value	(11)	(8)
Fair value as of September 30	$29,159	$26,901

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $2.9 million and $2.6 million and late and other ancillary fees of approximately $334,000 and $358,000 for the three months ended September 30, 2011 and 2010, respectively.  The Company recorded contractual servicing fees of $8.6 million and $7.7 million and late and other ancillary fees of approximately $966,000 and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $167.5 million with a carrying value and fair value reflecting a loss of $2.4 million.  At September 30, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $256.7 million with a carrying value and fair value reflecting a loss of $1.2 million.  At September 30, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $177.7 million with a carrying value and fair value reflecting a gain of $3.9 million.  At September 30, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $203.8 million with a carrying value and fair value reflecting a gain of $3.1 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2011, the notional amount of customer related derivative financial instruments was $496.6 million with an average maturity of 65 months, an average interest receive rate of 2.5% and an average interest pay rate of 6.0%.

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,497,456	$-	$1,497,456
Government agency issued residential mortgage-backed securities	-	420,689	-	420,689
Government agency issued commercial mortgage-backed securities	-	34,475	-	34,475
Obligations of states and political subdivisions	-	519,431	-	519,431
Other	528	8,976	-	9,504
Mortgage servicing rights	-	-	29,159	29,159
Derivative instruments	-	-	59,703	59,703
Total	$528	$2,481,027	$88,862	$2,570,417
Liabilities:
Derivative instruments	$-	$-	$58,916	$58,916

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$440,442	$-	$440,442
Government agency issued residential mortgage-backed securities	-	320,471	-	320,471
Government agency issued commercial mortgage-backed securities	-	25,982	-	25,982
Obligations of states and political subdivisions	-	108,958	-	108,958
Collateralized debt obligations	-	-	576	576
Other	473	18,975	-	19,448
Mortgage servicing rights	-	-	26,901	26,901
Derivative instruments	-	-	58,409	58,409
Total	$473	$914,828	$85,886	$1,001,187
Liabilities:
Derivative instruments	$-	$-	$57,159	$57,159

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2011 and 2010:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Year to date net gains (losses) included in:
Net loss	(9,483)	(1,898)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2011	$29,159	$787	$-
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at September 30, 2011	$(10,296)	$380	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$844	$2,125
Year to date net gains (losses) included in:
Net (loss) income	(8,659)	406	(1,549)
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2010	$26,901	$1,250	$576
Net unrealized (losses) gains included in net income for the
quarter relating to assets and liabilities held at September 30, 2010	$(4,609)	$1,398	$(236)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and 2010:

	September 30, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$100,687	$-	$100,687	$-
Impaired loans	-	-	279,889	279,889	(38,657)
Other real estate owned	-	-	162,686	162,686	(16,277)

	September 30, 2010
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$125,815	$-	$125,815	$-
Impaired loans	-	-	242,158	242,158	(43,584)
Other real estate owned	-	-	82,647	82,647	(8,771)

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

The following table presents carrying and fair value information at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$161,876	$161,876	$99,916	$99,916
Interest bearing deposits with other banks	338,250	338,250	172,170	172,170
Held-to-maturity securities	-	-	1,613,019	1,632,691
Available-for-sale securities	2,481,555	2,481,555	1,096,062	1,096,062
Federal funds sold and securities purchased under agreement to resell	-	-	150,000	150,000
Net loans and leases	8,856,219	8,927,062	9,136,194	9,187,064
Loans held for sale	100,687	100,955	93,697	94,001

Liabilities:
Noninterest bearing deposits	2,198,535	2,198,535	2,060,145	2,060,145
Savings and interest bearing deposits	5,705,135	5,705,135	5,794,552	5,794,552
Other time deposits	3,159,563	3,205,735	3,635,324	3,677,796
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	451,001	450,636	443,320	443,081
Long-term debt and other borrowings	193,883	200,328	270,392	286,993

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(2,391)	(2,391)	2,499	2,499
Commitments to fund fixed rate mortgage loans	3,948	3,948	639	639
Interest rate swap position to receive	55,755	55,755	38,347	38,347
Interest rate swap position to pay	(56,525)	(56,525)	(38,800)	(38,800)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Annuity fees	$552	$537	$2,942	$2,016
Brokerage commissions and fees	1,627	1,340	4,702	4,076
Bank-owned life insurance	1,734	1,793	5,656	5,434
Other miscellaneous income	2,357	3,059	11,772	10,202
Total other noninterest income	$6,270	$6,729	$25,072	$21,728

The following table details other noninterest expense for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Advertising	$1,140	$1,742	$3,320	$3,594
Foreclosed property expense	6,116	4,912	16,963	12,263
Telecommunications	2,097	2,624	6,276	7,318
Public relations	1,415	1,423	4,483	4,727
Data processing	2,614	1,576	7,280	4,640
Computer software	1,863	1,793	5,610	5,397
Amortization of intangibles	823	961	2,510	2,960
Legal fees	1,586	1,727	5,267	4,368
Postage and shipping	1,182	1,237	3,650	3,775
Other miscellaneous expense	19,740	15,547	55,984	45,993
Total other noninterest expense	$38,576	$33,542	$111,343	$95,035

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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. This shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the purported class action lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. The Company and the individual named defendants collectively intend to vigorously defend themselves against the shareholder derivative lawsuit allegations. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
    In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal controls and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC has issued subpoenas for documents and testimony.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the

Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.
Otherwise, the Company and its subsidiaries are defendants in various legal proceedings arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these legal proceedings should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management of the Company cannot make assurances that the Company will prevail in any of these actions, nor can it reasonably estimate the amount of damages that the Company might incur.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.2 billion in assets at September 30, 2011.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2011 and 2010 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past few years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  The impact was reflected in increases in the Company’s non-performing assets (“NPAs”) compared to the first nine months of 2010.  While NPAs and, more specifically, other real estate owned have increased, management believes that the Company is well positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics at September 30, 2011 compared to December 31, 2010 and September 30, 2010.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management is working to improve and enhance the Company’s existing processes in order to focus on early identification and resolution of any credit issues.
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
On June 29, 2011, the Federal Reserve released its final rule implementing the Durbin Debit Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin Amendment”).  The final rule set a base interchange rate of $0.21 cents per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is personal identification number based.  The effective date for the final and interim final rules of the Durbin Amendment was October 1, 2011. The Company estimates that debit card revenue could be reduced in 2011 by approximately $3.5 million and could be reduced in 2012 by more than $15.0 million.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$132,397	$144,885	$408,460	$439,705
Total interest expense	24,322	35,207	81,036	108,816
Net interest income	108,075	109,678	327,424	330,889
Provision for credit losses	25,112	54,850	110,831	160,723
Noninterest income	62,055	69,752	205,510	190,170
Noninterest expense	130,698	123,087	397,777	363,586
Income (loss) before income taxes	14,320	1,493	24,326	(3,250)
Income tax expense (benefit)	2,386	(9,767)	60	(10,346)
Net income (loss)	$11,934	$11,260	$24,266	$7,096

Balance Sheet - Period-end balances:
Total assets	$13,198,518	$13,583,016	$13,198,518	$13,583,016
Total securities	2,481,555	2,273,765	2,481,555	2,273,765
Loans and leases, net of unearned income	9,055,905	9,514,929	9,055,905	9,514,929
Total deposits	11,063,233	11,196,864	11,063,233	11,196,864
Long-term debt	33,500	110,000	33,500	110,000
Total shareholders' equity	1,266,753	1,235,705	1,266,753	1,235,705

Balance Sheet-Average Balances:
Total assets	$13,174,655	$13,304,882	$13,358,657	$13,219,171
Total securities	2,529,482	2,141,353	2,657,629	2,064,376
Loans and leases, net of unearned income	9,138,414	9,601,142	9,228,583	9,689,886
Total deposits	11,141,372	11,177,626	11,330,322	11,044,948
Long-term debt	34,984	110,734	77,852	112,069
Total shareholders' equity	1,251,815	1,229,146	1,231,286	1,246,647

Common Share Data:
Basic earnings per share	$0.14	$0.13	$0.29	$0.09
Diluted earnings per share	0.14	0.13	0.29	0.08
Cash dividends per share	0.01	0.22	0.13	0.66
Book value per share	15.17	14.80	15.17	14.80
Dividend payout ratio	7.14%	169.23%	44.83%	NM%

Financial Ratios (Annualized):
Return on average assets	0.36%	0.34%	0.24%	0.07%
Return on average shareholders' equity	3.78	3.63	2.63	0.76
Total shareholders' equity to total assets	9.60	9.10	9.60	9.10
Tangible shareholders' equity to tangible assets	7.58	7.11	7.58	7.11
Net interest margin-fully taxable equivalent	3.66	3.64	3.69	3.74

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	1.01%	2.10%	1.56%	1.81%
Provision for credit losses to average loans and leases	1.10	2.29	1.60	2.21
Allowance for credit losses to net loans and leases	2.21	2.16	2.21	2.16
Allowance for credit losses to NPLs	55.04	50.09	55.04	50.09
Allowance for credit losses to non-performing assets ("NPAs")	38.00	41.68	38.00	41.68
NPLs to net loans and leases	4.01	4.30	4.01	4.30
NPAs to net loans and leases	5.80	5.17	5.80	5.17

Captial Adequacy:
Tier I capital	11.36%	10.56%	11.36%	10.56%
Total capital	12.62	11.82	12.62	11.82
Tier I leverage capital	8.66	8.26	8.66	8.26

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

	September 30,
	2011	2010
	(Dollars, in thousands)
Tangible Assets:
Total assets	$13,198,518	$13,583,016
Less: Goodwill	271,297	270,097
Other identifiable intangible assets	17,426	20,573
Total tangible assets	$12,909,795	$13,292,346

Tangible Shareholders' Equity
Total shareholders' equity	$1,266,753	$1,235,705
Less: Goodwill	271,297	270,097
Other identifiable intangible assets	17,426	20,573
Total tangible shareholders' equity	$978,030	$945,035

Tangible shareholders' equity to tangible assets	7.58%	7.11%

FINANCIAL HIGHLIGHTS

The Company reported net income of $11.9 million for the third quarter of 2011, compared to net income of $11.3 million for the same quarter of 2010.  For the first nine months of 2011, the Company reported net income of $24.3 million compared to net income of $7.1 million for the first nine months of 2010.  The provision for credit losses was the most significant factor contributing to the increase in net income, as the charge in the third quarter and first nine months of 2011 was $25.1 million and $110.8 million, respectively, compared to a charge of $54.9 million and $160.7 million during the third quarter and first nine months of 2010, respectively.  Net charge-offs decreased to $23.1 million, or 1.01% of average loans and leases, during the third quarter of 2011, compared to $50.5 million, or 2.10% of average loans and leases, during the third quarter of 2010.  For the nine months ended September 30, 2011, net charge-offs decreased to $108.1 million or 1.56% of average loans and leases, compared to $131.7 million or 1.81% of average loans and leases for the nine months ended September 30, 2010.  The decrease in the provision for credit losses reflected the impact of a significant decrease in NPL formation during the first nine months of 2011 as NPLs decreased from $394.4 million at December 30, 2010 to $362.8 million at September 30, 2011.  The impact of the economic environment continues to be evident on real estate consumer mortgage and construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Many of these loans have become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  The Company has continued its focus on improving credit quality and reducing non-performing loans and leases especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans of $40.0 million to $171.6 million at September 30, 2011 from $211.5 million at December 31, 2010.
The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $108.1 million for the third quarter of 2011, a decrease of $1.6 million, or 1.5%, from $109.7 million for the third quarter of 2010.  Net interest revenue was $327.4 million for the first nine months of 2011, a decrease of $3.5 million, or 1.1%, from $330.9 million for the first nine months of 2010.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate demand and savings deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $10.9 million, or 30.9%, in the third quarter of 2011 compared to the third quarter of 2010 and a decrease of $27.8 million, or 25.5%, in the first nine months of 2011 compared to the first nine months of 2010.  The decrease in net interest revenue for the third quarter and first nine months of 2011 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand as interest revenue decreased $12.5 million, or 8.6%, in the third quarter of 2011 compared to the third quarter of 2010 and decreased $31.2 million, or 7.1%, in the first nine months of 2011 compared to the first nine months of 2010.  Real estate construction, acquisition and development loans decreased $198.0 million, or 16.9%, to $976.7 million at September 30, 2011 from $1.2 billion at December 30, 2010.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its east Texas and Louisiana markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  While, noninterest revenue decreased $7.7 million, or 11.0%, for the third quarter of 2011 compared to the third quarter of 2010, noninterest revenue increased $15.3 million, or 8.1%, for the first nine months of 2011 compared to the first nine months of 2010.  The primary contributor to the decrease in noninterest revenue for the third quarter of 2011 was the decrease in mortgage lending revenue which decreased to a net loss in the third quarter of 2011 of $1.4 million compared to income of $8.9 million for the third quarter of 2010.  Mortgage lending revenue decreased to $8.1 million for the first nine months of 2011 compared to $11.6 million for the first nine months of 2010.  The decrease in mortgage lending revenue was primarily related to the fair value adjustment of MSRs as the fair value of MSRs decreased $11.6 million during the third quarter of 2011 compared to a decrease of $4.6 million for the third quarter of 2010 and decreased $13.0 million for the first nine months of 2011 compared to $12.9 million for the first nine months of 2010.
Mortgage lending revenue was also adversely impacted by the decrease in mortgage originations.  Mortgage origination volumes decreased in the third quarter of 2011 to $374.8 million from $490.3 million for the third quarter of 2010 and decreased to $822.9 million for the first nine months of 2011 compared to $988.3 million for the first nine months of 2010.  The decreased level of mortgage origination volumes resulted in a decrease in origination revenue to $8.7 million in the third quarter of 2011 compared to $12.7 million in the third quarter of 2010 and to $16.0 million for the first nine months of 2011 compared to $20.7 million for the first nine months of 2010.
 One of the primary contributors to the increase in noninterest revenue for the first nine months of 2011 was the increase in securities gains, which reflected a net gain of $12.1 million for the first nine months of 2011 compared to a net gain of $3.0 million for the first nine months of 2010.  During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value.
Credit card, debit card and merchant fees, trust income and insurance commissions increased 14.1% in the aggregate in the third quarter of 2011 compared to the third quarter of 2010 and increased 11.0% in the aggregate during the first nine months of 2011 compared to the first nine months of 2010.  Service charges decreased 6.9% in the third quarter of 2011 compared to the third quarter of 2010 and decreased 8.5% for the first nine months of 2011 compared to the first nine months of 2010 as a result of a lower volume of items processed and mandated changes in overdraft regulations.  There were no significant non-recurring noninterest revenue items during the third quarter or first nine months of 2011 or 2010.
Noninterest expense increased 6.2% to $130.7 million for the third quarter of 2011 compared to $123.1 million for the third quarter of 2010 and increased 9.4% to $397.8 million for the first nine months of 2011 compared to $363.6 million for the first nine months of 2010.  The increase in noninterest expense for the third quarter of 2011 was primarily related to the $3.1 million recorded as a result of the closure of 22 branch offices during the third quarter of 2011 under the Company’s branch optimization project.  Contributing to the increase in noninterest expense for the first nine months of 2011 was the $9.8 million prepayment penalty related to the early repayment of FHLB advances during the second quarter of 2011.  Foreclosed property expense increased $1.2 million, or 24.5%, to $6.1 million for the third quarter of 2011 compared to $4.9 million for the third quarter of 2010 and increased $4.7 million, or 38.3%, to $17.0 million for the first nine months of 2011 compared to $12.3 million for the first nine months of 2010.  The increase for the third quarter and first nine months of 2011 compared to the same period of 2010 was primarily as a result of the Company experiencing writedowns of other real estate owned because of the decline in property values attributable to the prevailing economic environment.  Deposit insurance assessments increased 17.0% to $15.6 million for the first nine months of 2011 compared to $13.4 million for the first nine months of 2010 as a result of deposit growth and a slightly higher assessment rate.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.
The total shareholders’ equity to total assets ratio was 9.60% and 9.10% at September 30, 2011 and September 30, 2010, respectively.  Interest bearing demand deposits, noninterest bearing demand deposits and savings deposits increased 2.5%, 11.7% and 20.9%, respectively, at September 30, 2011 compared to September 30, 2010 while higher rate other time deposits decreased 17.0% at September 30, 2011 compared to September 30, 2010.  During the second quarter of 2011, the Company repaid FHLB advances totaling $75.0 million resulting in a decrease in long-term FHLB borrowings of 69.6% to $33.5 million at September 30, 2011 from $110.0 million at September 30, 2010.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$9,138.4	$115.0	4.99%	$9,601.1	$124.3	5.14%
Loans held for sale	62.0	0.6	4.04%	81.0	0.9	4.35%
Held-to-maturity securities:
Taxable (3)	-	-	-	993.5	9.1	3.64%
Non-taxable (4)	-	-	-	230.2	4.0	6.85%
Available-for-sale securities:
Taxable (5)	2,123.8	13.3	2.48%	847.9	7.8	3.64%
Non-taxable (6)	405.7	6.3	6.21%	69.8	1.2	6.97%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	309.2	0.2	0.26%	442.9	0.3	0.26%
Total interest earning
assets and revenue	12,039.1	135.4	4.46%	12,266.4	147.6	4.77%
Other assets	1,340.8			1,265.7
Less: allowance for credit losses	(205.2)			(227.2)

Total	$13,174.7			$13,304.9

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,789.5	$5.3	0.44%	$4,651.2	$8.6	0.73%
Savings	957.9	0.8	0.34%	786.3	0.9	0.44%
Other time	3,246.3	14.8	1.81%	3,829.1	21.1	2.19%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	458.2	0.1	0.11%	483.6	0.2	0.21%
Junior subordinated debt securities	160.3	2.9	7.08%	160.3	2.9	7.13%
Long-term FHLB borrowings	35.0	0.4	4.09%	110.7	1.5	5.37%
Total interest bearing
liabilities and expense	9,647.2	24.3	1.00%	10,021.2	35.2	1.39%
Demand deposits -
noninterest bearing	2,147.7			1,911.1
Other liabilities	128.0			143.5
Total liabilities	11,922.9			12,075.8
Shareholders' equity	1,251.8			1,229.1
Total	$13,174.7			$13,304.9
Net interest revenue-FTE		$111.1			$112.4
Net interest margin-FTE			3.66%			3.64%
Net interest rate spread			3.46%			3.38%
Interest bearing liabilities to
interest earning assets			80.13%			81.70%
(1) Includes taxable equivalent adjustment to interest of $0.7 million and $0.8 million for the three months ended
September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended September 30, 2010 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $1.4 million for the three months ended
September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended September 30, 2011 using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of $2.2 million and $0.4 million for the three months ended
September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2011			2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$9,228.6	$351.0	5.08%	$9,690.0	$377.5	5.21%
Loans held for sale	48.7	1.6	4.35%	61.4	2.1	4.61%
Held-to-maturity securities:
Taxable (3)	732.0	13.3	2.42%	928.5	28.1	4.05%
Non-taxable (4)	178.9	8.7	6.48%	221.4	11.5	6.93%
Available-for-sale securities:
Taxable (5)	1,527.7	32.3	2.83%	842.9	24.2	3.84%
Non-taxable (6)	219.0	10.5	6.41%	71.5	3.8	7.08%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	284.3	0.6	0.29%	311.6	0.6	0.24%
Total interest earning
assets and revenue	12,219.2	418.0	4.57%	12,127.3	447.8	4.94%
Other assets	1,351.5			1,304.2
Less: allowance for credit losses	(212.0)			(212.3)

Total	$13,358.7			$13,219.2

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,972.1	$17.9	0.48%	$4,618.4	$27.7	0.80%
Savings	932.3	2.5	0.35%	768.6	2.7	0.47%
Other time	3,405.1	48.6	1.91%	3,795.4	64.2	2.26%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	439.3	0.5	0.14%	511.1	1.1	0.29%
Junior subordinated debt securities	160.3	8.6	7.16%	160.3	8.6	7.17%
Long-term FHLB borrowings	77.9	3.0	5.19%	112.1	4.5	5.40%
Total interest bearing
liabilities and expense	9,987.0	81.1	1.08%	9,965.9	108.8	1.46%
Demand deposits -
noninterest bearing	2,020.8			1,862.6
Other liabilities	119.6			144.1
Total liabilities	12,127.4			11,972.6
Shareholders' equity	1,231.3			1,246.6
Total	$13,358.7			$13,219.2
Net interest revenue-FTE		$336.9			$339.0
Net interest margin-FTE			3.69%			3.74%
Net interest rate spread			3.49%			3.48%
Interest bearing liabilities to
interest earning assets			81.73%			82.18%
(1) Includes taxable equivalent adjustment to interest of $2.4 million for the nine months ended September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustments to interest of $0.2 million and $0.3 million for the nine months ended
September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $3.0 million and $4.0 million for the nine months ended
September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.1 million for the nine months ended September 30, 2011 using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of $3.7 million and $1.3 million for the nine months ended
September 30, 2011 and 2010, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended September 30, 2011 decreased $1.3 million, or 1.1%, compared to the same period in 2010.  Net interest revenue-FTE for the nine-month period ended September 30, 2011 decreased $2.1 million, or 0.6%, compared to the same period in 2010.  The decrease in net interest revenue-FTE for the third quarter and first nine months of 2011 compared to the same periods in 2010 was primarily a result of the larger decrease in rates earned on interest earning assets than the rates paid on interest bearing liabilities combined with the increase in NPLs during the first quarter of 2011 and the lack of loan growth during 2011 resulting in increases in lower rate investments.  The decrease in net interest revenue was somewhat offset by the decrease in higher rate long-term FHLB borrowings.
Interest revenue-FTE for the three-month period ended September 30, 2011 decreased $12.2 million, or 8.2%, compared to the same period in 2010.  Interest revenue-FTE for the nine-month period ended September 30, 2011 decreased $29.8 million, or 6.7% compared to the same period in 2010.  The decrease in interest revenue-FTE for the third quarter of 2011 compared to the same period in 2010 was a result of the increase in lower rate securities, combined with the declining loan yields as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 31 basis points for the third quarter of 2011, compared to the same period in 2010.  The decrease in interest revenue-FTE for the first nine months of 2011 compared to the same period in 2010 was a result of the increase in lower rate securities, combined with the declining loan yields resulting in a decrease in the yield on average interest-earning assets of 37 basis points for the first nine months of 2011 compared to the first nine months of 2010.  Average interest-earning assets decreased $227.4 million, or 1.9%, for the three-month period ended September 30, 2011, compared to the same period in 2010 and increased $91.9 million, or 0.8%, for the nine-month period ended September 30, 2011, compared to the same period in 2010.  The decrease in average earning assets for the third quarter of 2011 compared to the same period in 2010 was primarily a result of the larger decrease in net loans and leases than the increase in securities as the decrease in deposits resulted in less funds to invest in securities.  The increase in average interest-earning assets for the first nine months of 2011 compared to the same period in 2010 was primarily a result of the increase in securities, which was attributable to continued deposit growth, combined with a decrease in net loans and leases.
Interest expense for the three-month period ended September 30, 2011 decreased $10.9 million, or 30.9%, compared to the same period in 2010.  Interest expense for the nine-month period ended September 30, 2011 decreased $27.8 million, or 25.5%, compared to the same period in 2010.  The decrease in interest expense for the third quarter and first nine months of 2011 compared to the same periods in 2010 was a result of the increase in average lower cost interest bearing demand deposits combined with the decrease in other time deposit rates resulting in an overall decrease in the average rate paid of 39 basis points for the third quarter of 2011 compared to the third quarter of 2010 and an overall decrease in the average rate paid of 38 basis points for the first nine months of 2011 compared to the first nine months of 2010.  Average interest bearing liabilities decreased $374.0 million, or 3.7%, for the three-month period ended September 30, 2011 compared to the same period in 2010 and increased $21.1 million for the nine-month period ended September 30, 2011 compared to the same period in 2010.  The decrease in average interest bearing liabilities for the third quarter of 2011 compared to the third quarter of 2010 was a result of increases in average lower cost interest bearing demand deposits and savings deposits being more than offset by decreases in average other time deposits, short-term borrowings and long-term borrowings.  The increase in average interest bearing liabilities for the first nine months of 2011 was primarily a result of the increase in average lower cost interest bearing demand deposits and savings deposits, offset by a decrease in average other time deposits, short-term borrowings and long-term borrowings.
Net interest margin was 3.66% for the three months ended September 30, 2011, an increase of two basis points from 3.64% for the three months ended September 30, 2010.  Net interest margin decreased to 3.69% for the nine months ended September 30, 2011 from 3.74% for the nine months ended September 30, 2010.  The increase in the net interest margin for the third quarter of 2011 compared to the third quarter of 2010 was primarily a result of larger decreases in deposit and borrowing rates, as well as other time and short-term and long-term borrowings, than decreases in rates earned on declining loan balances and increasing investment balances.  The decrease in the net interest margin for the first nine months of 2011 compared to the same period in 2010 was primarily a result of the combination of increased average deposits and weak loan demand resulting in higher levels of investments with lower yields than earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at September 30, 2011:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$338,250	$-	$-	$-
Available-for-sale and trading securities	185,354	160,173	1,302,551	833,477
Loans and leases, net of unearned income	4,276,526	1,737,975	2,745,457	295,947
Loans held for sale	71,437	644	3,757	24,849
Total interest earning assets	4,871,567	1,898,792	4,051,765	1,154,273
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,705,135	-	-	-
Other time deposits	794,967	1,377,187	987,036	373
Federal funds purchased and securities sold under agreement to repurchase short-term FHLB borrowings and other short-term borrowings	449,501	1,500	-	-
Long-term FHLB borrowings and junior subordinated debt securities	-	-	3,500	190,312
Other	-	-	71	-
Total interest bearing liabilities	6,949,603	1,378,687	990,607	190,685
Interest rate sensitivity gap	$(2,078,036)	$520,105	$3,061,158	$963,588
Cumulative interest sensitivity gap	$(2,078,036)	$(1,557,931)	$1,503,227	$2,466,815

In the event interest rates increase after September 30, 2011, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets.  Conversely, in the event interest rates decline after September 30, 2011, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period.  It should be noted that the balances shown in the table above are at September 30, 2011 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.
As of September 30, 2011, the Bank had $2.1 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.67%, an average maturity of 28 months and a fully-indexed interest rate of 3.78% at September 30, 2011.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate.  At September 30, 2011, the Company had $1.2 billion, $1.3 billion and $749.0 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the

 London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2011 and 2010 was not considered meaningful because of the historically low interest rate environment.  Variances were calculated from the base case scenario, which reflected prevailing market rates.  Management assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2011	September 30, 2010
+400 basis points	-16.4%	NA
+300 basis points	-13.1%	NA
+200 basis points	-9.7%	-3.1%
+100 basis points	-5.5%	-1.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2011	September 30, 2010
+400 basis points	-5.7%	NA
+300 basis points	-4.5%	NA
+200 basis points	-3.5%	-10.9%
+100 basis points	-2.2%	-5.6%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2011	September 30, 2010
+200 basis points	-7.3%	-3.5%
-200 basis points	NM	NM
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
If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a TDR and analyzed for possible impairment as part of the credit approval process.  TDRs are reserved in accordance with FASB ASC 310 in the same manner as impaired loans which are not TDRs.  Should the borrower’s financial condition, collateral protection or performance deteriorate, warranting reassessment of the loan rating or impairment, additional reserves may be required.
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
At September 30, 2011, impaired loans totaled $279.9 million, which was net of cumulative charge-offs of $63.0 million.  Additionally, the Company had specific reserves for impaired loans of $38.7 million included in the allowance for credit losses.  Impaired loans at September 30, 2011 were primarily from the Company’s commercial and residential construction, acquisition and development real estate portfolios.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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
The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$197,627	$200,744	$196,913	$176,043

Loans and leases charged off:
Commercial and industrial	(1,295)	(2,822)	(15,660)	(10,097)
Real estate
Consumer mortgages	(2,344)	(3,398)	(7,233)	(10,989)
Home equity	(1,712)	(1,792)	(4,185)	(4,077)
Agricultural	(2,345)	(33)	(3,310)	(713)
Commercial and industrial-owner occupied	(4,222)	(1,231)	(9,166)	(7,541)
Construction, acquisition and development	(7,697)	(38,517)	(56,823)	(87,607)
Commercial	(4,467)	(2,887)	(10,578)	(7,758)
Credit cards	(760)	(1,046)	(2,366)	(3,569)
All other	(770)	(798)	(6,294)	(3,915)
Total loans charged off	(25,612)	(52,524)	(115,615)	(136,266)

Recoveries:
Commercial and industrial	348	318	1,121	623
Real estate
Consumer mortgages	485	143	848	1,025
Home equity	51	23	142	118
Agricultural	-	8	47	8
Commercial and industrial-owner occupied	99	154	293	205
Construction, acquisition and development	923	663	2,980	930
Commercial	300	98	705	137
Credit cards	141	317	635	686
All other	212	287	786	849
Total recoveries	2,559	2,011	7,557	4,581

Net charge-offs	(23,053)	(50,513)	(108,058)	(131,685)

Provision charged to operating expense	25,112	54,850	110,831	160,723
Balance, end of period	$199,686	$205,081	$199,686	$205,081

Average loans for period	$9,138,414	$9,601,142	$9,228,583	$9,689,886

Ratios:
Net charge-offs to average loans (annualized)	1.01%	2.10%	1.56%	1.81%
Provision for credit losses to average loans and
leases, net of unearned income (annualized)	1.10%	2.29%	1.60%	2.21%
Allowance for credit losses to loans and
leases, net of unearned income	2.21%	2.16%	2.21%	2.16%
Allowance for credit losses to net charge-
offs (annualized)	216.55%	101.50%	138.60%	116.80%

Net charge-offs decreased $27.5 million, or 54.4%, in the third quarter of 2011 compared to the third quarter of 2010 and decreased $23.6 million, or 17.9%, for the first nine months of 2011 compared to the first nine months of 2010.  Decreases in net charge-offs in the third quarter and first nine months of 2011 resulted in a provision for credit losses of $25.1 million during the third quarter of 2011 compared to a provision of $54.9 million in the same quarter of 2010 and a provision for credit losses of $110.8 million for the first nine months of 2011 compared to a provision of $160.7 million for the first nine months of 2010.  Annualized net charge-offs as a percentage of average loans and leases decreased to 1.01% for the third quarter of 2011 compared to 2.10% for the third quarter of 2010 and decreased to 1.56% for the first nine months of 2011 compared to 1.81% for the first nine months of 2010.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in a decreased level of charge-offs in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 as updated appraisals came in closer to loan carrying values.  The decreased level of charge-offs resulted in an increase in the ratio of the allowance for credit losses to annualized charge-offs for the third quarter and first nine months of 2011 compared to the same periods in 2010.  As of September 30, 2011, 89.0% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of September 30, 2011.  This resulted in impaired loans having an aggregate net book value of 70% of their contractual principal balance at September 30, 2011.  As of September 30, 2010, 69.7% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values as of September 30, 2010.  This resulted in impaired loans having an aggregate net book value of 64% of their contractual principal balance at September 30, 2010.  Non-accrual loans not impaired are loans not determined to be collaterally dependant.
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

	September 30,				December 31,
	2011		2010		2010
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$20,024	16.7%	$22,194	15.2%	$22,479	16.1%
Real estate
Consumer mortgages	39,501	21.6%	34,505	20.6%	35,540	20.8%
Home equity	9,888	5.7%	7,135	5.8%	7,305	5.8%
Agricultural	4,392	2.7%	4,688	2.7%	4,997	2.7%
Commercial and industrial-owner occupied	21,470	14.6%	22,729	14.4%	20,403	14.2%
Construction, acquisition and development	48,238	10.8%	63,333	14.0%	59,048	12.5%
Commercial	39,563	19.5%	33,325	19.0%	33,439	19.4%
Credit cards	3,920	1.1%	3,307	1.1%	4,126	1.1%
All other	12,690	7.3%	13,865	7.2%	9,576	7.4%
Total	$199,686	100.0%	$205,081	100.0%	$196,913	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2011 and 2010 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Mortgage lending	$(1,443)	$8,898	NM%
Credit card, debit card and merchant fees	12,981	9,569	35.7
Service charges	17,334	18,621	(6.9)
Trust income	2,854	2,783	2.6
Securities gains, net	2,047	2,327	(12.0)
Insurance commissions	22,012	20,825	5.7
Annuity fees	552	537	2.8
Brokerage commissions and fees	1,627	1,340	21.4
Bank-owned life insurance	1,734	1,793	(3.3)
Other miscellaneous income	2,357	3,059	(22.9)
Total noninterest revenue	$62,055	$69,752	(11.0)%

	Nine months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Mortgage lending	$8,141	$11,619	(29.9)%
Credit card, debit card and merchant fees	34,590	27,712	24.8
Service charges	49,258	53,836	(8.5)
Trust income	8,838	8,077	9.4
Securities gains, net	12,109	3,039	298.5
Insurance commissions	67,502	64,159	5.2
Annuity fees	2,942	2,016	45.9
Brokerage commissions and fees	4,702	4,076	15.4
Bank owned life insurance	5,656	5,434	4.1
Other miscellaneous income	11,772	10,202	15.4
Total noninterest revenue	$205,510	$190,170	8.1%
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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2011, one mortgage loan totaling approximately $10,000 was repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $10,000 was recognized related to this repurchased or make whole loan.
 At September 30, 2011, the Company had reserved approximately $959,000 for potential losses from representation and warranty obligations.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  A mortgage loan foreclosure committee of the Bank reviews all delinquent loans before beginning the foreclosure process.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $374.8 million and $490.3 million produced origination revenue of $8.7 million and $12.7 million for the quarters ended September 30, 2011 and 2010, respectively.  Mortgage loan origination volumes of $822.9 million and $988.3 million produced origination revenue of $16.0 million and $20.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in customer demand for refinancing contributed to the decrease in mortgage loan origination volumes and the corresponding decrease in origination revenue for the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.3 million and $2.9 million for the quarters ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, revenue from the servicing of loans was $9.6 million and $8.8 million, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.7 million and $2.2 million for the quarters ended September 30, 2011 and 2010, respectively.  Decreases in value from principal payments, prepayments and payoffs were $4.4 million and $4.9 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $11.7 million and $4.6 million for the third quarter of 2011 and 2010, respectively, and decreased $13.0 million and $12.9 million for the first nine months of 2011 and 2010, respectively.

The following tables present the Company’s mortgage lending operations for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Production revenue:
Origination	$8,688	$12,735	(31.8)%
Servicing	3,290	2,936	12.1
Payoffs/Paydowns	(1,745)	(2,164)	(19.4)
Total	10,233	13,507	(24.2)
MSR market value adjustment	(11,676)	(4,609)	153.3
Mortgage lending revenue	$(1,443)	$8,898	NM

	(Dollars in millions)
Origination volume	$375	$490	(23.5)

NM=Not meaningful

	Nine months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Production revenue:
Origination	$15,978	$20,693	(22.8)%
Servicing	9,573	8,750	9.4
Payoffs/Paydowns	(4,435)	(4,900)	(9.5)
Total	21,116	24,543	(14.0)
MSR market value adjustment	(12,975)	(12,924)	0.4
Mortgage lending revenue	$8,141	$11,619	(29.9)

	(Dollars in millions)
Origination volume	$823	$988	(16.7)

Mortgage loans serviced at period-end	$4,144	$3,690	12.3

Credit card, debit card and merchant fees increased for the comparable three-month and nine-month periods as a result of an increase in the number and monetary volume of items processed.  As a result of the implementation of the Durbin Amendment by the Federal Reserve on October 1, 2011, the Company estimates that debit card revenue could be reduced in 2011 by $3.5 million and could be reduced in 2012 by more than $15.0 million.  Service charges on deposit accounts, which include insufficient fund fees, decreased for the comparable three-month and nine-month periods ended September 30, 2011 and 2010 as a result of a lower volume of items processed and mandated changes in overdraft regulations.  Recent changes in banking regulations, the FDIC’s guidance and, in particular, the Federal Reserve’s new rules pertaining to certain overdraft payments on consumer accounts are estimated to decrease service charge revenue by $7.0 million in 2011.  The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income increased by 2.6% and 9.4% for the comparable three-month and nine-month periods ended of September 30, 2011 and 2010 primarily as a result of increases in the value of assets under management or in custody.  Net security gains of $2.0 million and $12.1 million for the three-month and nine-month periods ended September 30, 2011 were primarily a result of sales of available-for-sale securities, some of which were previously classified as held-to-maturity.

Insurance commissions increased for the comparable three-month and nine-month periods ended September 30, 2011 and 2010 as a result of new policies written and growth from existing customers.  Annuity fees increased by 2.8% and 45.9% for the comparable three-month and nine-month periods ended September 30, 2011 and 2010 as a result of customers shifting funds from lower rate deposit accounts to higher rate annuity products.  Brokerage commissions and fees increased by 21.4% and 15.4% for the comparable three-month and nine-month periods September 30, 2011 and 2010 because activity increased subsequent to the first quarter of 2010 as the financial markets recovered somewhat.  Bank-owned life insurance revenue increased 4.1% for the comparable nine-month periods September 30, 2011 and 2010 as a result of the Company recording life insurance proceeds of approximately $658,000 during the first nine months of 2011.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, decreased 22.9% for the comparable three-month periods September 30, 2011 and 2010 as a result of lower gains on the disposition of fixed assets during the third quarter of 2011.  Other miscellaneous income increased by 15.4% for the comparable nine-month periods September 30, 2011 and 2010 primarily as a result of a $1.1 million gain on the disposition of fixed assets during the second quarter of 2011.

 Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2011 and 2010 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Salaries and employee benefits	$71,851	$68,232	5.3%
Occupancy, net	11,144	11,038	1.0
Equipment	5,346	5,523	(3.2)
Deposit insurance assessments	3,781	4,752	(20.4)
Prepayment penalty on FHLB borrowings	-	-	-
Advertising	1,140	1,742	(34.6)
Foreclosed property expense	6,116	4,912	24.5
Telecommunications	2,097	2,624	(20.1)
Public relations	1,415	1,423	(0.6)
Data processing	2,614	1,576	65.9
Computer software	1,863	1,793	3.9
Amortization of intangibles	823	961	(14.4)
Legal fees	1,586	1,727	(8.2)
Postage and shipping	1,182	1,237	(4.4)
Other miscellaneous expense	19,740	15,547	27.0
Total noninterest expense	$130,698	$123,087	6.2%

	Nine months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Salaries and employee benefits	$212,368	$205,708	3.2%
Occupancy, net of rental income	32,047	32,340	(0.9)
Equipment	16,599	17,139	(3.2)
Deposit insurance assessments	15,642	13,364	17.0
Prepayment penalty on FHLB borrowings	9,778	-	NM
Advertising	3,320	3,594	(7.6)
Foreclosed property expense	16,963	12,263	38.3
Telecommunications	6,276	7,318	(14.2)
Public relations	4,483	4,727	(5.2)
Data processing	7,280	4,640	56.9
Computer software	5,610	5,397	3.9
Amortization of intangibles	2,510	2,960	(15.2)
Legal	5,267	4,368	20.6
Postage and shipping	3,650	3,775	(3.3)
Other miscellaneous expense	55,984	45,993	21.7
Total noninterest expense	$397,777	$363,586	9.4%
NM=Not meaningful

Salaries and employee benefits expense for the three months and nine months ended September 30, 2011 increased slightly compared to the same periods in 2010, primarily because of an increase in insurance commissions as insurance revenue increased over the same periods combined with an increase in health insurance costs.  Equipment expense decreased for the comparable three-month and nine-month periods primarily because of decreased depreciation.  The increase in deposit insurance assessments for the nine months ended September 30, 2011 compared to the same period in 2010 was a result of deposit growth and a slightly higher assessment rate.  The deposit insurance assessment recorded during the second quarter of 2011 was based on the redefined assessment base and the new scorecard method to calculate the initial assessment rate as this new method became effective for assessment calculations beginning with the second quarter of 2011.  The actual deposit insurance assessment received in the third quarter for the second quarter was less than estimated.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during 2010.
Foreclosed property expense increased for the three months and nine months ended September 30, 2011 compared to the same periods in 2010 as the Company experienced larger writedowns of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment.  During the first nine months of 2011, the Company added $88.7 million to other real estate owned through foreclosures.  Sales of other real estate owned in the first nine months of 2011 were $47.8 million resulting in a net loss of approximately $368,000.  The components of foreclosed property expense for the three months and nine months ended September 30, 2011 and 2010 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$16	$1,501	(98.9)%
Writedown of other real estate owned	4,445	2,565	73.3
Other foreclosed property expense	1,655	846	95.6
Total foreclosed property expense	$6,116	$4,912	24.5%

	Nine months ended
	September 30,
	2011	2010	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$368	$2,955	(87.5)%
Writedown of other real estate owned	11,653	7,043	65.5
Other foreclosed property expense	4,942	2,265	118.2
Total foreclosed property expense	$16,963	$12,263	38.3%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, telecommunications, data processing, legal fees and amortization of intangibles, the increase in other noninterest expense for the three months and nine months ended September 30, 2011, compared with the same periods in 2010, was primarily related to the increases in accounting expenses, consulting expenses, pre-foreclosure related expenses and $3.1 million recorded as a result of the closure of 22 branch offices during the third quarter of 2011 under the Company’s branch optimization project.

Income Tax

The Company recorded income tax expense of $2.4 million for the third quarter of 2011, compared to an income tax benefit of $9.8 million for the third quarter of 2010.  For the nine-month period ended September 30, 2011, income tax expense was approximately $60,000 compared to an income tax benefit of $10.3 million for the nine-month period ended September 30, 2010.  Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through September 30, 2011.  The primary differences between the Company’s recorded expense for the first nine months of 2011, and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2011 were $12.0 billion, or 90.7% of total assets, compared with $12.5 billion, or 91.5% of total assets, at December 31, 2010.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 75.9% of average earning assets during the third quarter of 2011.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $9.1 billion at September 30, 2011, representing a 3.9% decrease from $9.3 billion at December 31, 2010.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its east Texas and Louisiana markets.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2011	2010	2010
	(In thousands)

Commercial and industrial	$1,515,932	$1,453,365	$1,505,471
Real estate
Consumer mortgages	1,966,124	1,972,483	1,951,563
Home equity	523,030	552,095	543,272
Agricultural	249,715	262,083	252,292
Commercial and industrial-owner occupied	1,329,644	1,375,466	1,331,473
Construction, acquisition and development	976,694	1,335,836	1,174,743
Commercial	1,772,003	1,810,626	1,816,951
Credit cards	103,232	102,672	106,345
All other	660,554	692,336	694,241
Total	$9,096,928	$9,556,962	$9,376,351

The following table shows the Company’s net loans and leases by segment, class and geographical location as of September 30, 2011:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$57,232	$217,374	$316,622	$56,125	$24,346	$87,484	$271,249	$472,959	$1,503,391
Real estate
Consumer mortgages	112,812	276,618	771,982	60,469	86,473	162,699	421,824	73,247	1,966,124
Home equity	60,795	42,713	177,310	27,855	72,339	77,632	62,598	1,788	523,030
Agricultural	6,563	72,995	74,385	4,883	11,760	13,871	59,692	5,566	249,715
Commercial and industrial-owner occupied	118,204	169,721	461,948	69,369	108,567	98,464	243,305	60,066	1,329,644
Construction, acquisition and development	124,744	78,979	259,405	71,312	109,470	115,452	206,783	10,549	976,694
Commercial	198,358	349,499	354,536	233,105	121,314	107,041	361,443	46,707	1,772,003
Credit cards	-	-	-	-	-	-	-	103,232	103,232
All other	14,398	43,002	78,744	623	42,252	25,797	30,369	396,887	632,072
Total	$693,106	$1,250,901	$2,494,932	$523,741	$576,521	$688,440	$1,657,263	$1,171,001	$9,055,905
* excludes the Greater Memphis Area

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2011:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$9,587	$924,511	$438,540	$130,753	$1,503,391
Real estate
Consumer mortgages	7,265	449,516	1,210,960	298,383	1,966,124
Home equity	557	109,094	413,335	44	523,030
Agricultural	1,941	69,636	145,474	32,664	249,715
Commercial and industrial-owner occupied	7,767	267,258	825,029	229,590	1,329,644
Construction, acquisition and development	52,351	569,574	337,645	17,124	976,694
Commercial	4,349	363,768	1,238,012	165,874	1,772,003
Credit cards	-	103,232	-	-	103,232
All other	1,594	252,768	331,399	46,311	632,072
Total	$85,411	$3,109,357	$4,940,394	$920,743	$9,055,905

    Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during the first nine months of 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first nine months of 2011 increasing by 0.8% when compared to December 31, 2010, as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased 3.7% during the first nine months of 2011.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding remained stable during the first nine months of 2011.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during the first nine months of 2011.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow during 2010 and 2011, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 16.9% during the first nine months of 2011.
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
At September 30, 2011, the Company had $26.0 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $348,000 and $832,000 recognized as interest income during the third quarter and first nine months of 2011, respectively.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was $6.3 million at September 30, 2011.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
So that interest capitalization is appropriate, interest reserves are not included for any renewal period after construction is completed or otherwise ceases, requiring borrowers to make interest payments no less than quarterly.  Loans for which construction is complete, or has ceased, and where interest payments are not made on a timely basis are usually considered non-performing and are placed in nonaccrual status.  Procedures are in place to restrict the structuring of a loan with terms that do not require performance until the end of the loan term, as well as to restrict the advancement of funds to keep a loan from becoming non-performing with any such advancement identified as a TDR.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $976.7 million at September 30, 2011 and $1.17 billion at December 31, 2010.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location at September 30, 2011:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Multi-family construction	$-	$-	$11	$8,771	$689	$416	$350	$112	$10,349
One-to-four family construction	31,513	13,118	45,489	9,853	11,128	33,145	35,240	1,959	181,445
Recreation and all other loans	1,397	10,127	28,676	566	2,812	959	15,887	660	61,084
Commercial construction	17,726	6,611	36,579	11,698	10,545	21,952	33,941	1,518	140,570
Commercial acquisition and development	11,844	19,711	56,667	15,847	33,689	24,410	42,117	2,231	206,516
Residential acquisition and development	62,264	29,412	91,983	24,577	50,607	34,570	79,248	4,069	376,730
Total	$124,744	$78,979	$259,405	$71,312	$109,470	$115,452	$206,783	$10,549	$976,694
*excludes the Greater Memphis Area

    The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of September 30, 2011:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$-	$9,933	$416	$-	$10,349
One-to-four family construction	5,564	159,066	16,158	657	181,445
Recreation and all other loans	725	15,919	43,149	1,291	61,084
Commercial construction	633	75,155	56,262	8,520	140,570
Commercial acquisition and development	9,359	88,886	106,019	2,252	206,516
Residential acquisition and development	36,069	220,615	115,642	4,404	376,730
Total	$52,350	$569,574	$337,646	$17,124	$976,694

Non-accrual loans:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	4,417	11,803	1,433	284	17,937
Recreation and all other loans	712	-	-	-	712
Commercial construction	633	8,905	621	-	10,159
Commercial acquisition and development	8,484	21,643	1,735	-	31,862
Residential acquisition and development	35,326	61,947	13,543	80	110,896
Total	$49,572	$104,298	$17,332	$364	$171,566

As of September 30, 2011, approximately 58.3% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects; and it is therefore expected that these loans will be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan renewed for loans over $250,000. If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.
    Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans decreased 2.5% during the first nine months of 2011.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 2.9% during the first nine months of 2011.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 5.0% during the first nine months of 2011.
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

	September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Non-accrual loans and leases	$314,479	$347,181	$347,499
Loans 90 days or more past due, still accruing	7,354	9,910	8,500
Restructured loans and leases, still accruing	40,966	52,325	38,376
Total NPLs	362,799	409,416	394,375

Other real estate owned	162,686	82,647	133,412
Total NPAs	$525,485	$492,063	$527,787

NPLs to net loans and leases	4.01%	4.30%	4.23%
NPAs to net loans and leases	5.80%	5.17%	5.65%

NPLs decreased 8.0% to $362.8 million at September 30, 2011 compared to $394.4 million at December 31, 2010 and decreased 11.4% compared to $409.4 million at September 30, 2010.  Included in NPLs at September 30, 2011 were $279.9 million of loans that were impaired.  These impaired loans had a specific reserve of $38.7 million included in the allowance for credit losses of $199.7 million at September 30, 2011, and were net of $63.0 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2010 included $273.4 million of loans that are impaired.  These impaired loans had a specific reserve of $40.7 million included in the allowance for credit losses of $196.9 million at December 31, 2010.  NPLs at September 30, 2010 included $242.2 million of loans that are impaired.  These impaired loans had a specific reserve of $43.6 million included in the allowance for credit losses of $205.1 million at September 30, 2010.

The following table provides additional details related to the Company’s non-performing loans and leases and the allowance for credits losses at the dates indicated:

	September 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$342,839	$311,941	$345,377
Cumulative charge offs on impaired loans	62,950	69,783	71,972
Outstanding balance of impaired loans	279,889	242,158	273,405

Other non-accrual loans and leases not impaired	34,590	105,023	74,094

Total non-accrual loans and leases	$314,479	$347,181	$347,499

Allowance for impaired loans	38,657	43,584	40,719

Nonaccrual loans and leases, net of specific reserves	$275,822	$303,597	$306,780

Loans and leases 90 days or more past due, still accruing	7,354	9,910	8,500
Restructured loans and leases, still accruing	40,966	52,325	38,376

Total non-performing loans and leases	$362,799	$409,416	$394,375

Allowance for impaired loans	$38,657	$43,584	$40,719
Allowance for all other loans and leases	161,029	161,497	156,194

Total allowance for credit losses	$199,686	$205,081	$196,913

Outstanding balance of impaired loans	$279,889	$242,158	$273,405
Allowance for impaired loans	38,657	43,584	40,719

Net book value of impaired loans	$241,232	$198,574	$232,686

Net book value of impaired loans as a %
of unpaid principal balance	70%	64%	67%

Coverage of other non-accrual loans and leases not impaired
by the allowance for all other loans and leases	466%	154%	211%

Coverage of non-performing loans and leases not impaired
by the allowance for all other loans and leases	194%	97%	129%

Non-accrual loans at September 30, 2011 reflected a decrease of $33.0 million, or 9.5%, compared to December 30, 2010 and reflected a decrease of $32.7 million, or 9.4%, compared to September 30, 2010.  The Bank’s NPL levels over the past two years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $40.0 million, or 18.9%, to $171.6 million at September 30, 2011 compared to $211.5 million at December 31, 2010 and decreased $60.4 million, or 26.0%, compared to $232.0 million at September 30, 2010.  The decrease in total non-accrual loans was somewhat offset by the increase in consumer mortgage non-accrual loans as these non-accrual loans increased $10.1 million, or 22.4%, to $44.1 million at September 30, 2011 from $34.0 million at December 31, 2010 and increased $18.5 million, or 72.5% from $25.6 million at September 30, 2010.
Of the Bank’s construction, acquisition and development loans, which totaled $976.7 billion at September 30, 2011, $349.7 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $376.7 million at September 30, 2011 with 39.1% of such loans made by the Bank’s locations in Alabama and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $362.8 million at September 30, 2011, $163.9 million, or 45.2%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama and Tennessee which have been affected by the severe downturn in the housing market, the Bank’s NPLs in Missouri are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The Bank’s NPLs in Missouri are represented by fewer and larger individual credits in the commercial real estate class, some of which pre-date the Bank’s acquisition of The Signature Bank in 2007.  The following table presents the Bank’s NPLs by geographical location at September 30, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$693,106	$31	$61,305	$5,133	$66,469	9.6%
Arkansas*	1,250,901	286	18,798	9,449	28,533	2.3
Mississippi*	2,494,932	598	43,627	5,370	49,595	2.0
Missouri	523,741	-	36,944	12,653	49,597	9.5
Greater Memphis Area	576,521	19	56,777	468	57,264	9.9
Tennessee*	688,440	165	36,808	3,175	40,148	5.8
Texas and Louisiana	1,657,263	273	51,711	769	52,753	3.2
Other	1,171,001	5,982	8,509	3,949	18,440	1.6
Total	$9,055,905	$7,354	$314,479	$40,966	$362,799	4.0%
* excludes the Greater Memphis Area

The increase in other real estate owned in the first nine months of 2011 reflected the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $105.3 million and $121.8 million at September 30, 2011 and December 31, 2010, respectively.  Restructured loans of $64.3 million and $83.4 million were included in the non-accrual loan category at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2011 and December 31, 2010:

	September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,448,253	$2,657	$44,873	$1,049	$558	$6,001	$1,503,391
Real estate
Consumer mortgage	1,781,174	11,819	137,284	5,057	83	30,707	1,966,124
Home equity	503,067	309	16,058	1,002	1,068	1,526	523,030
Agricultural	224,247	2,436	18,815	-	-	4,217	249,715
Commercial and industrial-owner occupied	1,206,806	17,006	82,588	865	-	22,379	1,329,644
Construction, acquisition and development	653,635	18,221	134,932	1,782	123	168,001	976,694
Commercial	1,537,944	26,151	162,076	-	-	45,832	1,772,003
Credit Cards	102,873	11	158	190	-	-	103,232
All other	610,381	108	19,857	483	17	1,226	632,072
Total	$8,068,380	$78,718	$616,641	$10,428	$1,849	$279,889	$9,055,905

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs. However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status. At September 30, 2011, the Bank had $14.1 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories. These loans or leases are included in the above rated categories. Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.
The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2011:
	September 30, 2011
		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$8,068,380	$-	$-	$-	$8,068,380
Special Mention	76,952	1,755	-	11	78,718
Substandard	551,766	43,093	12,975	8,807	616,641
Doubtful	6,873	1,713	302	1,540	10,428
Loss	1,342	256	-	251	1,849
Impaired	163,142	22,060	9,493	85,194	279,889
Total	$8,868,455	$68,877	$22,770	$95,803	$9,055,905

While increases were noticed in the Special Mention and Substandard loan and lease categories, the Doubtful and Loss loan and lease categories remained relatively stable or decreased when comparing September 30, 2011 with December 31, 2010.  Of the $616.6 million of Substandard loans and leases, 89.5% remain current as to scheduled repayment of principal and interest, with only 1.4% having outstanding balances that are 90 days or more past due.  Of the $78.7 million Special Mention loans and leases, 97.8% remain current at to scheduled repayment of principal and interest, with less than 1% having outstanding balances that are 90 days or more past due.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,503,391	$1,846	$11,122	$1,264	$14,232	0.9%
Real estate
Consumer mortgages	1,966,124	4,136	44,100	2,098	50,334	2.6
Home equity	523,030	134	2,634	-	2,768	0.5
Agricultural	249,715	131	6,254	756	7,141	2.9
Commercial and industrial-owner occupied	1,329,644	42	26,977	7,215	34,234	2.6
Construction, acquisition and development	976,694	290	171,566	2,170	174,026	17.8
Commercial	1,772,003	106	49,500	16,710	66,316	3.7
Credit cards	103,232	257	551	2,595	3,403	3.3
All other	632,072	412	1,775	8,158	10,345	1.6
Total	$9,055,905	$7,354	$314,479	$40,966	$362,799	4.0%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at September 30, 2011:
		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$10,349	$-	$-	$-	$-	-%
One-to-four family construction	181,445	211	17,937	321	18,469	10.2
Recreation and all other loans	61,084	-	712	24	736	1.2
Commercial construction	140,570	-	10,159	-	10,159	7.2
Commercial acquisition and development	206,516	-	31,862	1,415	33,277	16.1
Residential acquisition and development	376,730	79	110,896	410	111,385	29.6
Total	$976,694	$290	$171,566	$2,170	$174,026	17.8%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. In evaluating the balance sheet during the second quarter of 2011, the Company determined that it may be in the Company’s best interest to prepay some long-term FHLB borrowings.  In the course of that evaluation, the Company determined certain securities classified as held-to-maturity should be sold as their term more closely aligned with the FHLB borrowings assisting in the mitigation of interest rate risk.  As a result, the Company transferred all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  Held-to-maturity securities were $1.6 billion at December 31, 2010.  Available-for-sale securities were $2.5 billion at September 30, 2011 compared to $1.1 billion at December 31, 2010 with the increase primarily resulting from the transfer of all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2011, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2011:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$1,933,321	80.1%	$1,980,470	79.8%
Aa1 to Aa3	180,498	7.5%	188,926	7.6%
A1 to A3	25,194	1.0%	25,596	1.0%
Baa1	8,641	0.4%	8,774	0.4%
Caa1	66	0.0%	131	-
Not rated (1)	267,251	11.0%	277,658	11.2%
Total	$2,414,971	100.0%	$2,481,555	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $79.6 million and a market value of $83.8 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 and a rollforward of that analysis during the third quarter of 2011 because volatile market conditions caused the Company’s market value to fall below book value.  Based on these analyses, no goodwill impairment was recorded during the nine months ended September 30, 2011 because the estimated fair value exceeded its respective carrying value by 2% for the Company’s Community Banking reporting segment and by 30% for the Company’s Insurance Agencies reporting segment.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $271.3 million and $270.1 million at September 30, 2011 and December 31, 2010, respectively.

Other Real Estate Owned

Other real estate owned totaled $162.7 million and $133.4 million at September 30, 2011 and December 31, 2010, respectively.  Other real estate owned at September 30, 2011 had aggregate loan balances at the time of foreclosure of $288.9 million.  Other real estate owned at December 31, 2010 had aggregate loan balances at time of foreclosure of $237.2 million.  The following table presents the other real estate owned by segment, class and geographical location at September 30, 2011:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$439	$17	$-	$-	$946	$-	$-	$-	$1,402
Real estate
Consumer mortgages	5,368	475	3,533	-	5,259	2,090	821	1,976	19,522
Home equity	-	63	155	-	-	368	100	-	686
Agricultural	951	-	968	-	4,233	-	78	-	6,230
Commercial and industrial-owner occupied	1,093	109	2,216	77	3,225	525	378	-	7,623
Construction, acquisition and development	11,355	2,384	18,890	2,706	70,189	6,072	2,998	-	114,594
Commercial	2,939	1,631	1,266	451	2,601	848	234	-	9,970
All other	68	87	276	195	1,980	-	53	-	2,659
Total	$22,213	$4,766	$27,304	$3,429	$88,433	$9,903	$4,662	$1,976	$162,686
* excludes the Greater Memphis Area

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
The following table presents the Company’s noninterest-bearing, interest-bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2011	2010	% Change
	(Dollars in millions)
Noninterest bearing demand	$2,198	$2,060	6.7%
Interest bearing demand	4,737	4,932	(4.0)
Savings	968	863	12.2
Other time	3,160	3,635	(13.1)
Total deposits	$11,063	$11,490	(3.7)%

Total deposits remained relatively stable at September 30, 2011 compared to December 31, 2010 decreasing only 3.7%.  The average maturity of time deposits at September 30, 2011 was approximately 13 months, compared to 14 months at December 31, 2010.

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the Federal Home Loan Bank (“FHLB”) which provides access to short-term and long-term borrowings and the Company also has access to the Federal Reserve discount window and other bank lines.  The Company had short-term borrowings from the FHLB totaling $1.5 million at September 30, 2011 and $2.7 million at December 31, 2010.  The Company had federal funds purchased and securities sold under agreement to repurchase of $449.5 million and $440.6 million at September 30, 2011 and December 31, 2010, respectively.  The Company repaid $75.0 million in long-term borrowings from the FHLB during the second quarter of 2011.  As a result, long-term borrowings were $33.5 million at September 30, 2011 compared to $110.0 million at December 31, 2010.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2011.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $726.0 million at September 30, 2011.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,116,016	11.36%	$1,070,744	10.61%
Total capital (to risk-weighted assets)	1,240,051	12.62	1,197,626	11.87
Tier I leverage capital (to average assets)	1,116,016	8.66	1,070,744	8.07

The Federal Deposit Insurance Corporation’s (“FDIC”) capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,091,937	11.12%	$1,040,714	10.32%
Total capital (to risk-weighted assets)	1,215,838	12.38	1,167,596	11.58
Tier I leverage capital (to average assets)	1,091,937	8.51	1,040,714	7.87

There are various legal and regulatory limits on the extent to which the Bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state regulatory agencies have the authority to condition, require advanced consent and/or prevent a bank, bank holding company or financial holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Bank’s board of directors has adopted a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance that, among other things, limits the declaration and payment of dividends and requires maintenance of enhanced capital ratios. Also, the board of directors of the Company has adopted a resolution requested by the Federal Reserve Bank of St. Louis that, among other things, requires that the Company obtain prior written approval of the Federal Reserve Bank of St. Louis before taking a number of actions, including declaring and paying dividends to the Company’s shareholders, making distributions in connection with outstanding trust preferred securities and redeeming outstanding equity securities. Management does not expect these limitations to cause a material adverse effect with regard to the Company’s ability to meet its cash obligations.

Uses of Capital

The Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies, including FDIC-assisted transactions.  Management anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof.
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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class-action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and such other equitable relief as the Court may deem just and proper. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. This shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the purported class action lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. The Company and the individual named defendants collectively intend to vigorously defend themselves against the shareholder derivative lawsuit allegations. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal controls and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC has issued subpoenas for documents and testimony.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by two Arkansas customers of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. No class has been certified and, at this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.
Otherwise, the Company and its subsidiaries are defendants in various legal proceedings arising out of the normal course of business, including claims against entities to which the Company is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these legal proceedings should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management of the Company cannot make assurances that the Company will prevail in any of these actions, nor can it reasonably estimate the amount of damages that the Company might incur.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2011, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2011, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management continued during the first nine months of 2011 related to a material weakness in internal control over financial reporting identified as of December 31, 2009 and 2010, and reported in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.  Following management’s initial determination of the material weakness as of December 31, 2009, management began taking steps to remediate the material weakness.  These ongoing efforts included the following:

•	The creation of a real estate risk management group which oversees compliance with laws, regulations and U.S. GAAP related to lending activities;
•	Testing of significant loans, with a focus on higher risk loans, for impairment on a monthly basis;
•	Reporting by management to the Board of Directors on a quarterly basis regarding significant problem loans and potentially problematic portfolios;
•	Additional resources committed to the Bank’s appraisal group, as necessary, for compliance with appraisal policies and procedures;
•	Additional personnel committed to the Company’s independent loan review function;
•	New leadership for the independent loan review function;
•	Migration to a risk-based approach for timing of loan review: and
•	Establishment of a Problem Loan Review Committee composed of three outside directors and two Bank officers.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in the Securities Exchange Commission rules and forms.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. This shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the purported class action lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. The Company and the individual named defendants collectively intend to vigorously defend themselves against the shareholder derivative lawsuit allegations. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal controls and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC has issued subpoenas for documents and testimony.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.

ITEM 1A.  RISK FACTORS.

Our ability to declare and pay dividends is limited.
There can be no assurance of whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Historically, the principal source of funds used by the Company to pay cash dividends has been dividends received from the Bank.  Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before any future dividends are declared or paid by the Company, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.
Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, under guidance issued by the Federal Reserve Board, as a bank holding company, we are required to consult with the Federal Reserve before declaring dividends and are to consider eliminating, deferring or reducing dividends if (i) our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (iii) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios. In addition, we need the approval of the Federal Reserve and the Bank needs the approval of the FDIC before paying cash dividends. Further, the Company’s and the Bank’s boards of directors have adopted a resolution requested by the Federal Reserve Bank of St. Louis (the “Federal Reserve Bank”), the FDIC and the Mississippi Department of Banking and Consumer Finance such that the declaration and payment of dividends will be limited to the Bank’s current net operating income and conditioned upon the prior written consent of the regulators and maintenance of minimum capital ratios.

Our operations are subject to extensive governmental regulation and supervision.
The Company has elected to be a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999 and the Bank Holding Company Act of 1956 and the Bank is a Mississippi state banking corporation. Both are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted, implementing sweeping reforms to the financial services industry. It is possible that there will be continued changes to the banking and financial institutions regulatory regimes in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.
The Bank’s board of directors has adopted a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance that, among other things, limits the declaration and payment of dividends and requires maintenance of enhanced capital ratios. Also, the board of directors of the Company has adopted a resolution requested by the Federal Reserve Bank that, among other things, requires that the Company obtain prior written approval of the Federal Reserve Bank before taking a number of actions, including declaring and paying dividends to the Company’s shareholders, making distributions in connection with outstanding trust preferred securities and redeeming outstanding equity securities.

There have been no additional material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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
(101)**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2011 and 2010, and December 31, 2010, (ii) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

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

BancorpSouth, Inc.
(Registrant)

DATE: November 4, 2011	/s/ William L. Prater
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
(101)**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2011 and 2010, and December 31, 2010, (ii) the Consolidated Statements of Income for each of the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for each of the nine-month periods ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

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