Form 10-K
period 2011-12-31
BANCORPSOUTH INC
filed 2012-02-27
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
                     (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number  1-12991

BANCORPSOUTH, INC.

       (Exact name of registrant as specified in its charter)

Mississippi	64-0659571

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mississippi Plaza 201 South Spring Street Tupelo, Mississippi	38804

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (662) 680-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $2.50 par value Guarantee of 8.15% Preferred Securities of BancorpSouth Capital Trust I	New York Stock Exchange New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:  None.

(Cover Page Continued on Next Page)

(Continued from Cover Page)
        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):  Large Accelerated Filer [X]  Accelerated Filer [  ]  Non-Accelerated Filer [  ]  Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2011 was approximately $979,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2011.

As of February 15, 2012, the registrant had outstanding 94,436,177 shares of common stock, par value $2.50 per share.

                                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement used in connection with the registrant's 2012 Annual Meeting of Shareholders, to be held April 25, 2012, are incorporated by reference into Part III of this Report.

            BANCORPSOUTH, INC.
            FORM 10-K
              For the Fiscal Year Ended December 31, 2011

           TABLE OF CONTENTS

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	12
Item	1B.	Unresolved Staff Comments	21
Item	2.	Properties	22
Item	3.	Legal Proceedings	22

PART II

Item	5.	Market for the Registrant's Common Equity, Related Stockholder Matter, and Issuer Purchases of Equity Securities	23
Item	6.	Selected Financial Data	24
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	66
Item	8.	Financial Statements and Supplementary Data	68
Item	9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure	126
Item	9A.	Controls and Procedures	127
Item	9B.	Other Information	127

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	127
Item	11.	Executive Compensation	129
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	129
Item	13.	Certain Relationships, Related Transactions and Director Independence	129
Item	14.	Principal Accountant Fees and Services	130

PART IV

Item	15.	Exhibits and Financial Statement Schedules	130

PART I

ITEM 1.  BUSINESS.

GENERAL

BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982.  Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois.  At December 31, 2011, the Company and its subsidiaries had total assets of $13.0 billion and total deposits of $11.0 billion.  The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
The Company’s Internet website address is www.bancorpsouth.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge on its website on the Investor Relations webpage under the caption “SEC Filings” as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file or furnish information electronically with the SEC at www.sec.gov.  The Company’s website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K (this “Report”).

DESCRIPTION OF BUSINESS

The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 289 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
The Bank and its subsidiaries provide a range of financial services to individuals and small-to-medium size businesses. The Bank operates investment services and insurance agency subsidiaries which engage in investment brokerage services and sales of other insurance products.  The Bank’s trust department offers a variety of services including personal trust and estate services, certain employee benefit accounts and plans, including individual retirement accounts, and limited corporate trust functions.  All of the Company’s assets are located in the United States and all of its revenues generated from external customers originate within the United States.
The Company has registered the trademarks “BancorpSouth,” both typed form and design, and “Bank of Mississippi,” both typed form and design, with the U.S. Patent and Trademark Office.  The trademark “BancorpSouth” will expire in 2024 and “Bank of Mississippi” will expire in 2020 unless the Company extends these trademarks for additional ten-year periods.  Registrations of these trademarks with the U.S. Patent and Trademark Office generally may be renewed and continue indefinitely, provided that the Company continues to use these trademarks and files appropriate maintenance and renewal documentation with the U.S. Patent and Trademark Office at times required by the federal trademark laws and regulations.

COMPETITION

Vigorous competition exists in all major areas where the Bank is engaged in business. The Bank competes for available loans and depository accounts with state and national commercial banks, as well as savings and loan associations, insurance companies, credit unions, money market mutual funds, automobile finance companies and financial services companies.  None of these competitors is dominant in the entire area served by the Bank.
The principal areas of competition in the banking industry center on a financial institution's ability and willingness to provide credit on a timely and competitively priced basis, to offer a sufficient range of deposit and investment opportunities at competitive prices and maturities, and to offer personal and other services of sufficient quality and at competitive prices.  Management believes that the Company and its subsidiaries can compete effectively in all these areas.

REGULATION AND SUPERVISION

This section provides a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein.  Changes in applicable laws, and their application by regulatory and law enforcement agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Company and its subsidiaries.
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
The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Capital is measured in two “Tiers” – Tier I capital consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier II capital consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon the remaining term to maturity. Total capital is the sum of Tier I and Tier II capital. For an insured financial institution to be classified as “well capitalized,” the Tier I capital, total capital and Tier I leverage capital (Tier I capital divided by the difference of total assets less goodwill) ratios must be at least 6%, 10% and 5%, respectively. The Bank exceeded the criteria for the “well capitalized” category at December 31, 2011. The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve and with other tests relating to capital adequacy that the Federal Reserve adopts from time to time.  See Note 21 to the Company’s Consolidated Financial Statements included in this Report for a discussion of the Company’s capital amounts and ratios.
In September 2010, the oversight body of the Basel Committee announced a package of reforms, commonly referred to as Basel III, that will increase existing capital requirements substantially over the next four years as well as add liquidity requirements for banks. These reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for United States banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact an alternative approach for United States banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.
FDICIA provides for a risk-based deposit insurance premium structure for insured financial institutions.  The FDIC generally provides deposit insurance up to $250,000 per customer per institution for depository accounts held at insured financial institutions. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  Effective as of the second quarter of 2011, the FDIC bases the deposit insurance assessment on a redefined assessment base and a new scorecard method to calculate the assessment rate.  As a result of the Dodd-Frank Act, institutions with total consolidated assets of $10 billion or more are now required to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio.
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
The Dodd-Frank Act eliminated many of the remaining regulations that limited the ability of a bank to open branches in different states.  The Dodd-Frank Act included savings associations and industrial loan companies, as well as banks, in the nationwide deposit limitation. Consequently, no acquisition of any financial institution can be approved if the effect of the acquisition would be to increase the acquirer’s nationwide deposits to more than 10% of all deposits. In addition, the Dodd-Frank Act requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer (the "Durbin Amendment").
On June 29, 2011, the Federal Reserve released its final rule implementing the Durbin Amendment. The final rule set a base interchange rate of $0.21 per transaction, plus an additional five basis points of the transaction cost for fraud charges. The Federal Reserve also approved an interim final rule that allows for an upward adjustment of no more than $0.01 on the debit interchange fee for implementing certain fraud prevention standards. Additionally, the Federal Reserve adopted requirements that issuers include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is personal identification number based.  The effective date for the final and interim final rules of the Durbin Amendment was October 1, 2011.
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
The primary source of funds for dividends paid to the Company’s shareholders has been dividends paid to the Company by the Bank.  Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval.  Under Mississippi law, the Bank must obtain approval of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock.  Under FDICIA, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements.  The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.  In 2011, the Bank’s board of directors adopted a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance that, among other things, limits the declaration and payment of dividends in and requires maintenance of enhanced capital ratios.
In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement, Supervisory Release 09-4 (“SR 09-4”), on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets.  The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends. Further, in the current financial and economic environment, the Federal Reserve has indicated that bank and financial holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.  In 2011, the board of directors of the Company adopted a resolution requested by the Federal Reserve Bank that, among other things, requires that the Company obtain prior written approval of the Federal Reserve Bank before taking a number of actions, including declaring and paying dividends to the Company’s shareholders, making distributions in connection with outstanding trust preferred securities and redeeming outstanding equity securities.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 prohibits a financial holding company, following an interstate acquisition, from controlling more than 10% of the nation’s total amount of bank deposits or 30% of bank deposits in the relevant state.  States retain the ability to adopt legislation to effectively raise or lower the 30% limit.
The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2011, the Company had a “satisfactory” rating under CRA.
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “USA Patriot Act”), requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country.  The USA Patriot Act also requires that financial institutions follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account.  In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
The activities of the Company and its subsidiaries are also subject to regulation under various federal laws and regulations thereunder, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act of 1968 and the Real Estate Settlement Procedures Act, among others, as well as various state laws.
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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.
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

Residential Consumer Lending
A portion of the Bank’s lending activities consists of the origination of fixed and adjustable rate residential mortgage loans secured by owner-occupied property located in the Bank’s primary market areas.  Home mortgage lending is unique in that a broad geographic territory may be served by originators working from strategically placed offices either within the Bank’s traditional banking facilities or from other locations.  In addition, the Bank offers construction loans, second mortgage loans and home equity lines of credit.
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
In most cases, the Bank sells its mortgage loans with terms of 15 years or more in the secondary market and either retains or releases the right to service those loans.  The sale of mortgage loans to the secondary market allows the Bank to manage the interest rate risks related to such lending operations.  Generally, after the sale of a loan with servicing retained, the Bank’s only involvement is to act as a servicing agent.  In certain cases, the Bank may be required to repurchase mortgage loans upon which customers have defaulted that were previously sold in the secondary market if these loans did not meet the underwriting standards of the entity that purchased the loans.  Any such loans are held by the Bank in its mortgage loan portfolio.

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
The Bank grants consumer loans based on employment and financial information solicited from prospective borrowers as well as credit records collected from various reporting agencies.  Financial stability and credit history of the borrower are the primary factors the Bank considers in granting such loans.  The availability of collateral is also a factor considered in making such loans. The geographic area of the borrower is another consideration, with preference given to borrowers in the Bank’s primary market areas.

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
In an effort to maintain the quality of the loan portfolio, management seeks to limit high risk loans.  These loans include loans to provide initial equity and working capital to new businesses with no other capital strength, loans secured by unregistered stock, loans for speculative transactions in stock, land or commodity markets, loans to borrowers or the taking of collateral outside the Bank’s primary market areas, loans dependent on secondary liens as primary collateral and non-recourse loans.  To the extent risks are identified, additional precautions are taken in order to reduce the Bank’s risk of loss.  Commercial loans entail certain additional risks because they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio.  Further, because payment of these loans is usually dependent upon the successful operation of the commercial enterprise, the risk of loss with respect to these loans may increase in the event of adverse conditions in the economy.
The Board of Directors of the Bank focuses much of its efforts and resources, and that of the Bank’s management and lending officials, on loan underwriting and credit quality monitoring policies and practices.  Loan status and monitoring is handled through the Bank’s loan administration department.  Also, an independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  Weak financial performance is identified and monitored using past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings.  Senior loan officers have established a review process with the objective of identifying, evaluating and initiating necessary corrective action for problem loans.  The results of loan reviews are reported to the Audit Committee of both the Company’s and the Bank’s Board of Directors.  This process is an integral element of the Bank’s loan program.  Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

RECENT ACQUISITIONS

The Company completed no acquisitions during 2011.

EMPLOYEES

At December 31, 2011, the Company and its subsidiaries had approximately 4,244 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Offices Held	Age

Aubrey B. Patterson	Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank; Director of the Company	69

James V. Kelley	President and Chief Operating Officer of the Company and the Bank; Director of the Company	62

William L. Prater	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of the Bank	51

Larry Bateman	Executive Vice President of the Company and Vice Chairman of the Bank	62

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of the Bank	57

Gordon Lewis	Executive Vice President of the Company and Vice Chairman of the Bank	62

James Ronald Hodges	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank	59

Cathy S. Freeman	Executive Vice President and Corporate Secretary of the Company and the Bank	46

Gary C. Bonds	Senior Vice President and Principal Accounting Officer of the Company and Executive Vice President and Controller of the Bank	64

Carol Waddle	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of the Bank	50

None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or to any of the Company’s directors or nominees for election at the 2012 annual meeting of shareholders.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any individual was or is to be selected as an officer. The executive officers of the Company are appointed by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly appointed and qualified.
Mr. Patterson has served as Chairman of the Board and Chief Executive Officer of the Bank and the Company for at least the past five years.
Mr. Kelley has served as President and Chief Operating Officer of the Bank and the Company for at least the past five years.
Mr. Prater joined the Company on September 1, 2008 and served as Executive Vice President until June 30, 2009, when he was named Treasurer and Chief Financial Officer of the Company and Executive Vice President, Chief Financial Officer and Cashier of the Bank.  Prior to joining the Company, Mr. Prater most recently served as Executive Vice President of Finance at Regions Bank.
Mr. Bateman has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.
Mr. Threadgill has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.
Mr. Lewis had served as Louisiana/Texas Region President of BancorpSouth Bank for at least one year prior to December 2007, when he was named Executive Vice President of the Company and Vice Chairman of the Bank.
Mr. Hodges had served as Regional and Area Loan Administrator for at least four years prior to April 2010, when he was named Senior Executive Vice President of the Bank and Deputy to the Company’s Chief Lending Officer.  Mr. Hodges served in that capacity until September 2011, when he was named Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank.
Mrs. Freeman had served as First Vice President and Corporate Secretary of the Company and the Bank or Senior Vice President and Corporate Secretary of the Company and the Bank for at least one year prior to January 2008, when she was named Executive Vice President of the Company and the Bank.
Mr. Bonds had served as Senior Vice President of the Company and Senior Vice President and Controller of the Bank for at least two years prior to September 2008, when he was named Executive Vice President and
Controller of the Bank.  In December 2008, he was also named Senior Vice President and Principal Accounting Officer of the Company.
Ms. Waddle had served as Senior Vice President and General Auditor of the Company for at least three years prior to January 27, 2010, when she was named Senior Vice President of the Company and Senior Vice President, Audit and Loan Review of the Bank.  Ms. Waddle served in that capacity until January 2012, when she was named Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of the Bank.

ITEM 1A.  RISK FACTORS.

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, special assessments by the FDIC, examinations by federal regulators, commercial loans, repurchase of mortgage loans, the impact of economic conditions in the Company’s market area and the economic downturn, identification and resolution of credit issues, debit card revenues, the use of non-U.S. GAAP financial measures, the effect of certain claims, legal and administrative proceedings and pending litigation, reserves for troubled debt restructurings, diversification of revenue stream, the Company’s policy regarding asset quality, the Company’s policy regarding underwriting and lending practices, critical and significant accounting policies, allowance for credit losses, other real estate owned, impairment of goodwill, other-than-temporary impairment of securities, valuation of mortgage servicing rights, pension and other postretirement benefit amounts, net interest revenue, net interest margin, interest rate sensitivity, credit quality, credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, potential losses from representation and warranty obligations, the Company’s foreclosure process, inspection and review of construction, acquisition and development loans, maturity and renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, disputed tax positions, junior subordinated debt securities, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, the Company’s ability to obtain funding, the ability to declare and/or pay dividends, credit losses from off-balance sheet commitments and arrangements, future acquisitions and consideration to be used therefor, the impact of recent accounting pronouncements, amortization expense of amortizable identifiable intangible assets, interest income, valuation of stock options, fair value of loans and leases, fair value of held-to-maturity and available-for-sale securities, maturities of available-for-sale securities, appraisal adjustments, concessions granted for troubled debt restructurings, value of investment securities, contributions to pension plans, related party transactions, impaired loans, nonperforming loans and leases, non-accrual loans and leases, economic value of equity, future lease payments, the use of proceeds from the underwritten public offering of the Company’s common stock, deposits, the Company’s operating results and financial condition, and amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof.
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
In addition to the factors listed above that could influence the forward-looking statements in this Report, management believes that the risk factors set forth below should be considered in evaluating the Company’s business.  Other relevant risk factors are outlined below and may be supplemented from time to time in the Company’s filings with the SEC.

Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.
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
Since mid-2007, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. The global markets have been characterized by substantially increased volatility and an overall loss of investor confidence. Market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads and to cause rating agencies to lower credit ratings. Despite recent stabilization in asset prices, economic performance and significant declines in Federal Reserve borrowing rates, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity. Additionally, some banks and other lenders have suffered significant losses and they have become reluctant to lend, even on a secured basis, because of capital limitations, potentially increased risks of default and the impact of declining asset values on collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.
It is possible that the business environment in the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

The recent downgrade of the U.S. government’s sovereign credit rating, any related rating agency action in the future, the ongoing debt crisis in Europe and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.
On November 21, 2011, a Congressional committee that was formed to achieve $1.2 trillion in deficit reduction measures announced that it had failed to achieve its stated purpose by the deadline imposed by Congress’ August agreement to raise the U.S. government’s debt ceiling. Standard & Poor’s Rating Services, which had downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook in August 2011, affirmed its AA+ rating following the announcement. Moody’s Investors Services, which changed its U.S. government rating outlook to negative on August 2, 2011, also reaffirmed its rating following the Congressional committee’s announcement. On November 22, 2011, Fitch Ratings stated that the failure of the committee to reach an agreement would likely cause it to change its outlook on U.S. government debt to negative. Further, on November 28, 2011, Fitch stated that a downgrade of the U.S. sovereign credit rating would occur without a credible plan in place by 2013 to reduce the U.S. government deficit. The impact of any additional downgrades to the U.S. government’s sovereign credit rating by any of these rating agencies, as well as the perceived creditworthiness of U.S. government-related obligations, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions and have a material adverse effect on our business, financial condition and results of operation.
In addition, certain European nations continue to experience varying degrees of financial stress. Despite various assistance packages, market concerns over the direct and indirect exposure of European banks and insurers to these European nations and each other have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. Risks related to the European economic crisis have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our financial condition and results of operations could be materially adversely affected.

Our provision and allowance for credit losses may not be adequate to cover actual credit losses.
We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information regarding our process for determining the appropriate level of the provision and allowance for credit losses.

We make and hold in our portfolio a significant number of real estate construction, acquisition and development loans, which are based upon estimates of costs and values associated with the completed project and which pose more credit risk than other types of loans typically made by financial institutions.
At December 31, 2011, we had a balance of $908.4 million in real estate construction, acquisition and development loans, representing 10.2% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. At December 31, 2011, non-accrual real estate construction, acquisition and development loans totaled $133.1 million.
As a result of the downturn in the housing market, demand for construction, acquisition and development loans has been declining, a trend that management expects to continue. The decline in this portfolio presents an additional challenge to maintaining and growing our earning assets.

We hold a significant amount of other real estate owned and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.
As our business necessitates, we foreclose on and take title to real estate serving as collateral for loans.  At December 31, 2011, we had $173.8 million of other real estate owned, compared to $133.4 million at December 31, 2010. The amount of other real estate owned held by us may continue to increase as a result of, among other things, the continued deterioration of the commercial and residential real estate markets and the tightening of the credit market. Increased other real estate owned balances have led to greater expenses as we incur costs to manage, maintain and dispose of real properties. We expect that our earnings will continue to be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate owned assets. The expenses associated with holding a significant amount of other real estate owned could have a material adverse effect on our results of operations and financial condition.
Other real estate is reported at the lower of cost or fair value, less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is charged to the allowance for credit losses. Subsequent valuation adjustments on the periodic revaluation of the property will result in additional charges, with a corresponding write-down expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as we have experienced during the past few years. In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our other real estate owned disposition strategy, such as immediate liquidation sales. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.  A significant increase in the rate of foreclosures on real estate collateral with reported fair values less than the loan balances, a substantial additional decline in the value of our holdings of other real estate owned or our failure to realize net proceeds from sales of substantial amounts of other real estate owned equal to or greater than our reported values, or some combination of these, could have a material adverse effect on our financial condition.

Our ability to declare and pay dividends is limited.
There can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Historically, our principal source of funds used to pay cash dividends on our common equity has been dividends received from the Bank. Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.
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

In addition, we need the approval of the Federal Reserve and the Bank needs the approval of the FDIC before paying cash dividends. Further, the Bank’s board of directors has approved a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance such that the declaration and payment of dividends will be limited to the Bank’s current net operating income and conditioned upon the prior written consent of the regulators and maintenance of minimum capital ratios. Finally, our board of directors has approved a resolution requested by the Federal Reserve such that we need the prior approval of the Federal Reserve before making any declaration or payment of dividends on any of our capital stock.

We may become involved in legal or administrative proceedings filed by or against us.
The nature of our business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative investigations and proceedings. Although we have developed policies and procedures to minimize the impact of legal noncompliance and other disputes and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.
We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, our directors, management or employees, including remedies or damage awards. On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of our business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our insurance will not cover all such litigation, other proceedings or claims, or the costs of defense. While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense we have accrued is adequate and that any incremental liability arising from pending legal proceedings and threatened claims and those otherwise arising in the ordinary course of business, will not have a material adverse effect on our business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for one or more quarterly reporting periods.  See “Item 3. Legal Proceedings” included herein for more information regarding material pending legal proceedings.

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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the liquidity of the Bank and/or the Company. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. A decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated could detrimentally impact our access to liquidity sources. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Our operations are subject to extensive governmental regulation and supervision.
We elected to be a financial holding company pursuant to the GLBA and the Bank Holding Company Act. The Bank is a Mississippi state banking corporation. Both the Company and the Bank are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Most recently, the Dodd-Frank Act implemented sweeping reforms to the financial services industry. It is possible that there will be continued changes to the banking and financial institutions regulatory regimes in the future. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. We cannot predict the extent to which the government and governmental organizations may change any of these laws or controls. We also cannot predict how such changes would adversely affect our business and prospects.

The Dodd-Frank Act and related rules and regulations may adversely affect our business, financial condition and results of operations.
The Dodd-Frank Act contains a variety of far-reaching changes and reforms for the financial services industry and directs federal regulatory agencies to study the effects of, and issue implementing regulations for, these reforms. Many of the provisions of the Dodd-Frank Act could have a direct effect on our performance and, in some cases, impact our ability to conduct business. Examples of these provisions include, but are not limited to:
•
Creation of the Financial Stability Oversight Council that may recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank and financial holding companies, such as the Company;
•
Changes to the assessment base used by the FDIC to assess insurance premiums from insured depository institutions and increases to the minimum reserve ratio for the DIF from 1.15% to not less than 1.35%, with provisions to require institutions with total consolidated assets of $10 billion or more to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio;

•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•
Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for bank and financial holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;
•	Implementation of annual stress tests for all state member banks with assets exceeding $10 billion and
•	Amendment of the Electronic Fund Transfer Act which, among other things, gave the Federal Reserve the authority to issue rules which have limited debit-card interchange fees.
    Many of these provisions have already been the subject of proposed and final rules by the FDIC and Federal Reserve. Many other provisions, however, remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.
A significant portion of our noninterest revenue is derived from service charge income. Management anticipates that changes in banking regulations will have an adverse impact on our service charge income. Additionally, changes in customer behavior as well as increased competition from other financial institutions may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

Because of the geographic concentration of our assets, our business is highly susceptible to local economic conditions.
Our business is primarily concentrated in selected markets in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. As a result of this geographic concentration, our financial condition and results of operations depend largely upon economic conditions in these market areas. Deterioration in economic conditions in the markets we serve could result in one or more of the following: an increase in loan delinquencies; an increase in problem assets and foreclosures; a decrease in the demand for our products and services; and a decrease in the value of collateral for loans, especially real estate collateral, in turn reducing customers’ borrowing power, the value of assets associated with problem loans and collateral coverage.

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
The monetary policies of federal regulatory authorities, particularly the Federal Reserve, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, including the Federal Reserve’s interest rate policies, or their impact on our financial performance. The banking business is subject to various material business risks, which have become more acute during the current environment of economic slowdown and recession. In the current economic environment, foreclosures have increased and such conditions could also lead to a potential decline in deposits and demand for loans.

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

Reputational risk may impact our results.
Our ability to originate and maintain accounts is highly dependent upon customer and other external perceptions of our business practices and/or our financial health. Adverse perceptions regarding our business practices and/or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the customer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. While we carefully monitor internal and external developments for areas of potential reputational risk and have established governance structures to assist in evaluating such risks in our business practices and decisions, adverse reputational impacts on third parties with whom we have important relationships may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products and services we offer. Adverse reputational impacts or events may also increase our litigation risk.

Hurricanes or other adverse weather events could negatively affect local economies where we maintain branch offices or cause disruption or damage to our branch office locations, which could have an adverse effect on our business or results of operations.
We have operations in Mississippi, Alabama, Louisiana, Texas and Florida, which include areas susceptible to hurricanes or tropical storms. Such weather conditions can disrupt our operations, result in damage to our branch office locations or negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage caused by future hurricanes, tropical storms or other adverse weather events will affect our operations or the economies in our market areas, but such weather conditions could result in a decline in loan originations and an increase in the risk of delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of devastating hurricanes or storms.

We could be required to write down goodwill and other intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2011, our goodwill and other identifiable intangible assets were $289.7 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. We completed such an impairment analysis for all of our reporting segments during the second quarter of 2011 and a roll-forward of that analysis during the third quarter of 2011. Based on these analyses, the estimated fair value of all of our reporting segments exceeded the respective carrying values. Our annual goodwill impairment evaluation performed during the fourth quarter of 2011 also indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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
Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel and systems of acquired companies into our business, which may divert management’s attention from ongoing business operations. The success of our acquisitions is often dependent on the continued employment of key employees of the acquired business. If certain key employees were to leave, we could conclude that the value of an acquired business has decreased and that the related goodwill has been impaired. We cannot assure you that we will be successful in effectively integrating any acquisition into the operations of our business or in retaining key employees. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

Our growth strategy includes risks that could have an adverse effect on financial performance.
An element of our growth strategy is the acquisition of additional banks (which might include the acquisition of bank assets and liabilities in FDIC-assisted transactions), bank holding companies, financial holding companies, insurance agencies and/or other businesses related to the financial services industry that may complement our organizational structure in order to achieve greater economies of scale. We cannot assure you that appropriate growth opportunities will continue to exist, that we will be able to acquire banks, insurance agencies, bank holding companies and/or financial holding companies that satisfy our criteria or that any such acquisitions will be on terms favorable to us. Further, our growth strategy requires that we continue to hire qualified personnel, while concurrently expanding our managerial and operational infrastructure. We cannot assure you that we will be able to hire and retain qualified personnel or that we will be able to successfully expand our infrastructure to accommodate future acquisitions or growth. As a result of these factors, we may not realize the expected economic benefits associated with our acquisitions. This could have a material adverse effect on our financial performance.

We may experience interruptions or breaches in our information system security.
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

 We may issue debt or equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.
In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because any decision to incur debt or issue securities in future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

We reported a material weakness in our internal control over financial reporting; our internal controls might not continue to be effective.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 reported a material weakness in our internal control over financial reporting designed to ensure proper accounting for allowance for credit losses, as described in our Annual Report on Form 10-K for the years ended December 31, 2010 and December 31, 2009. During the fourth quarter of 2011, our management concluded that the control deficiency in our credit grading process related to the determination of the allowance for credit losses has been remediated. We cannot provide any assurance, however, that our internal controls will continue to be effective.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The physical properties of the Company are held by its subsidiaries as follows:

a.
The Bank - The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor, modern, glass, concrete and steel office building owned by the Bank.  The Bank occupies approximately 75% of the space, with the remainder leased to various unaffiliated tenants.

The Bank owns 232 of its 258 branch banking facilities. The remaining 26 branch banking facilities are occupied under leases with unexpired terms ranging from one to 12 years.  The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

Management considers all of the Bank’s owned buildings and leased premises to be in good condition.

b.
BancorpSouth Insurance Services, Inc. - This wholly-owned subsidiary of the Bank owns six of the 24 offices it occupies.  It leases 18 offices that have unexpired terms varying in duration from one to six years.

ITEM 3. LEGAL PROCEEDINGS.

                The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative investigations and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants. From time to time, borrowers, customers, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company’s insurance has deductibles and will likely not cover all such litigation or other proceedings or the costs of defense. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the SEC, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau, the Department of Justice, state attorneys general and the Mississippi Department of Banking and Consumer Finance.
When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the purported class action lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal controls and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC issued subpoenas for documents and testimony, with which the Company has fully complied.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.”  The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2011	Fourth	$11.39	$8.23
	Third	14.35	8.61
	Second	16.25	11.57
	First	16.75	14.71

2010	Fourth	$16.31	$12.27
	Third	18.73	12.41
	Second	23.25	17.86
	First	24.75	17.55

HOLDERS OF RECORD

As of February 15, 2012, there were 8,518 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company declared cash dividends each quarter in an aggregate annual amount of $0.14 and $0.88 per share during 2011 and 2010, respectively.  Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in SR 09-4.  The board of directors of the Company has adopted a resolution requested by the Federal Reserve Bank that, among other things, requires that the Company obtain prior written approval of the Federal Reserve Bank before taking a number of actions, including declaring and paying dividends to the Company’s shareholders, making distributions in connection with outstanding trust preferred securities and redeeming outstanding equity securities.  The Bank’s board of directors has adopted a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance that, among other things, limits the declaration and payment of dividends and requires maintenance of enhanced capital ratios.  There can be no assurance that the Federal Reserve Bank, the FDIC or the Mississippi Department of Banking and Consumer Finance will not limit or prohibit future dividends.  See “Item 1. Business – Regulation and Supervision” included herein for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company made the following purchases of its common stock during the quarter ended December 31, 2011:

	Total Number
	of Shares	Average Price
Period	Purchased (1)	Paid per Share
October 1 - October 31	-	$-
November 1 - November 30	-	-
December 1 - December 31	5,158	11.02

Total	5,158
(1) This represents 5,158 shares redeemed from an employee during the fourth quarter of 2011 for tax withholding purposes upon vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Financial Information” for the Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a regional financial holding company with $13.0 billion in assets headquartered in Tupelo, Mississippi.  The Company’s wholly-owned banking subsidiary has commercial banking operations in

Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, and Missouri.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.  The Bank’s insurance agency subsidiary also operates an office in Illinois.
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
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact was reflected in a decline in credit quality and increases in the Company’s measures of non-performing loans and leases (“NPLs”) and net charge-offs in 2010 compared to 2009, the Company’s NPLs  and net charge-offs decreased during 2011 compared to 2010.  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics at December 31, 2011 compared to December 31, 2010.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.
The largest source of the Company’s revenue is the operation of its principal operating subsidiary, the Bank.  The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand, collateral value and creditworthiness of existing borrowers.  The financial services industry is highly competitive and heavily regulated.  The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.
As a result of the impact of the Durbin Amendment, among other factors, the Company’s debit card revenue decreased in 2011 by $3.0 million.  The Company estimates that debit card revenue could be reduced in 2012 by more than $13.0 million.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL INFORMATION
	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Earnings Summary:	(Dollars in thousands, except per share amounts)
Interest revenue	$537,853	$582,762	$615,414	$705,413	$801,242
Interest expense	102,940	141,620	170,515	264,577	378,343
Net interest revenue	434,913	441,142	444,899	440,836	422,899
Provision for credit losses	130,081	204,016	117,324	56,176	22,696
Net interest revenue, after
provision for credit losses	304,832	237,126	327,575	384,660	400,203
Noninterest revenue	270,845	264,144	275,276	245,607	232,151
Noninterest expense	533,633	487,033	490,017	455,913	428,410
Income before income taxes	42,044	14,237	112,834	174,354	203,944
Income tax expense (benefit)	4,475	(8,705)	30,105	53,943	66,001
Net income	$37,569	$22,942	$82,729	$120,411	$137,943

Balance Sheet - Year-End Balances:
Total assets	$12,995,851	$13,615,010	$13,167,867	$13,480,218	$13,189,841
Total securities	2,513,518	2,709,081	1,993,594	2,316,380	2,627,110
Loans and leases, net of unearned income	8,870,311	9,333,107	9,775,136	9,691,277	9,179,684
Total deposits	10,955,189	11,490,021	10,677,702	9,711,872	10,064,099
Long-term debt	35,000	110,000	112,771	286,312	88,977
Total shareholders' equity	1,262,912	1,222,244	1,276,296	1,240,260	1,196,626

Balance Sheet - Average Balances:
Total assets	13,280,047	13,304,836	13,203,659	13,200,801	12,857,135
Total securities	2,620,404	2,157,096	2,179,479	2,417,390	2,781,232
Loans and leases, net of unearned income	9,159,431	9,621,529	9,734,580	9,429,963	8,784,940
Total deposits	11,251,406	11,107,445	10,155,730	9,803,999	10,200,098
Long-term debt	66,673	111,547	290,582	278,845	139,537
Total shareholders' equity	1,240,768	1,241,321	1,255,605	1,224,280	1,121,000

Common Share Data:
Basic earnings per share	$0.45	$0.28	$0.99	$1.46	$1.69
Diluted earnings per share	0.45	0.27	0.99	1.45	1.69
Cash dividends per share	0.14	0.88	0.88	0.87	0.83
Book value per share	15.13	14.64	15.29	14.92	14.54
Dividend payout ratio	31.11	314.29	88.89	60.00	49.11

Financial Ratios:
Return on average assets	0.28%	0.17%	0.63%	0.91%	1.07%
Return on average shareholders' equity	3.03%	1.85%	6.59%	9.84%	12.31%
Total shareholders' equity to total assets	9.72%	8.98%	9.69%	9.20%	9.07%
Tangible shareholders' equity to tangible assets	7.67%	7.00%	7.63%	7.15%	7.09%
Net interest margin-fully taxable equivalent	3.69%	3.70%	3.77%	3.75%	3.68%

Credit Quality Ratios:
Net charge-offs to average loans and leases	1.44%	1.90%	0.76%	0.40%	0.14%
Provision for credit losses to average loans and leases	1.42%	2.12%	1.21%	0.60%	0.26%
Allowance for credit losses to net loans and leases	2.20%	2.11%	1.80%	1.37%	1.25%
Allowance for credit losses to NPLs	60.55%	49.93%	94.41%	207.45%	394.76%
Allowance for credit losses to NPAs	39.33%	37.31%	71.64%	120.36%	215.47%
NPLs to net loans and leases	3.63%	4.23%	1.91%	0.66%	0.32%
NPAs to net loans and leases	5.59%	5.65%	2.51%	1.14%	0.58%

Capital Ratios:
Tier I capital	11.77%	10.61%	11.17%	10.79%	10.63%
Total capital	13.03%	11.87%	12.42%	12.04%	11.81%
Tier I leverage capital	8.85%	8.07%	8.95%	8.65%	8.13%

In addition to financial ratios based on measures defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. Management believes the ratio of tangible shareholders’ equity to tangible assets to be an important measure of financial strength of the Company.  The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measure as reflected in the Company’s unaudited consolidated financial statements:

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Tangible Assets:
Total assets	$12,995,851	$13,615,010	$13,167,867	$13,480,218	$13,189,841
Less: Goodwill	271,297	270,097	270,097	268,966	254,889
Identifiable intangible assets	16,613	19,624	23,533	28,164	26,549
Total tangible assets	$12,707,941	$13,325,289	$12,874,237	$13,183,088	$12,908,403

Tangible Shareholders' Equity
Total shareholders' equity	$1,262,912	$1,222,244	$1,276,296	$1,240,260	$1,196,626
Less: Goodwill	271,297	270,097	270,097	268,966	254,889
Identifiable intangible assets	16,613	19,624	23,533	28,164	26,549
Total tangible shareholders' equity	$975,002	$932,523	$982,666	$943,130	$915,188

Tangible shareholders' equity to tangible assets	7.67%	7.00%	7.63%	7.15%	7.09%

FINANCIAL HIGHLIGHTS

The Company reported net income of $37.6 million for 2011 compared to $22.9 million for 2010 and $82.7 million for 2009.  The provision for credit losses was the most significant factor contributing to both the increase in earnings in 2011 compared to 2010 and the decrease in earnings in 2010 compared to 2009, as the provision for credit losses was $130.1 million in 2011 compared to $204.0 million in 2010 and $117.3 million in 2009.  Net charge-offs decreased to $131.9 million, or 1.44% of average loans and leases in 2011 from $183.1 million, or 1.90% of average loans and leases in 2010, compared to $74.1 million, or 0.76% of average loans and leases, in 2009.   The decrease in the provision for credit losses from 2010 to 2011 reflected the impact of a significant decrease in NPL formation during 2011 as NPLs decreased to $322.3 million at December 31, 2011 after having increased to $394.4 million at December 30, 2010 from $186.5 million at December 31, 2009.  The impact of the economic environment continues to be evident on real estate consumer mortgage and construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Many of these loans have become collateral-dependant, requiring recognition of additional loan loss provisions or charge-offs to reflect the decline in real estate values.  During 2011, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio, as evidenced by the decrease in that portfolio’s nonaccrual loans of $78.4 million to $133.1 million at December 31, 2011 from $211.5 million at December 31, 2010.
           The primary source of revenue for the Company is net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue for 2011 was $434.9 million, compared to $441.1 million for 2010 and $444.9 million for 2009.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate savings deposits and average demand deposits and a decrease in higher rate other time deposits and long-term borrowing, which resulted in a decrease in interest expense of $38.7 million, or 27.3%, in 2011 compared to 2010.  The 1.4% decrease in net interest revenue in 2011 compared to 2010 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand, as interest revenue decreased $44.9 million, or 7.3%, in 2011 compared to

2010.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Texas and Louisiana markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.   Noninterest revenue for 2011 was $270.8 million, compared to $264.1 million for 2010 and $275.3 million for 2009.  While total noninterest revenue increased $6.7 million, or 2.54%, during 2011 compared to 2010, mortgage lending revenue decreased $12.7 million, or 42.6%, to $17.1 million in 2011 compared to $29.7 million in 2010.  The decrease in mortgage lending revenue was primarily related to the fair value adjustment of MSRs, as the fair value of MSRs decreased $14.0 million during 2011 compared to a decrease of $4.0 million during 2010.  Mortgage lending revenue was also adversely impacted by the decrease in mortgage originations, which decreased during 2011 to $1.2 billion from $1.4 billion in 2010.  The decreased level of mortgage origination volumes resulted in a decrease in origination revenue to $24.3 million in 2011 compared to $28.6 million in 2010.
One of the primary contributors to the increase in noninterest revenue in 2011 was the increase in securities gains, which reflected a net gain of $12.1 million in 2011 compared to a net gain of $2.6 million in 2010.  During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value.  The 2010 net security gains included other-than-temporary impairment charges of $2.1 million related to the Company’s investment in pooled trust preferred securities.
Noninterest revenue was positively impacted by the 12.5% increase in credit card, debit card and merchant fee income for 2011 compared to 2010, as the number and monetary volume of items processed increased with this increase somewhat offset by the impact of the Durbin Amendment, which reduced debit card revenue by $3.0 million in 2011.  Service charges decreased 5.7% in 2011 compared to 2010 as a result of a lower volume of items processed and changes in banking regulations related to overdraft fees.  Insurance commissions increased $4.7 million, or 5.8%, ,in 2011 compared to 2010 as a result of new policies written and growth from existing customers, while insurance commissions remained relatively stable in 2010 compared to 2009.  The Company recorded $2.2 million in gains related to the disposition of fixed assets during 2011, and there were no other significant non-recurring noninterest revenue items during 2011 or 2010.
Noninterest expense for 2011 was $533.6 million, an increase of 9.6% from $487.0 million for 2010, which was a decrease of 0.6% from $490.0 million for 2009.  The increase in noninterest expense in 2011 compared to 2010 was largely a result of the $9.8 million prepayment penalty related to the early repayment of Federal Home Loan Bank (“FHLB”) advances during the second quarter of 2011, as well as the $3.1 million recorded as a result of the closure of 22 branch offices during the third quarter of 2011 under the Company’s branch optimization project.  Foreclosed property expense increased $9.4 million, or 51.4%, to $27.8 million in 2011 compared to $18.4 million in 2010 as a result of writedowns of other real estate owned because of the decline in property values attributable to the prevailing economic environment.  Deposit insurance assessments increased $2.1 million, or 10.7%, in 2011 compared to 2010 primarily as a result of a slightly higher assessment rate.  Effective as of the second quarter of 2011, the FDIC bases the deposit insurance assessment on a redefined assessment base and a new scorecard method to calculate the assessment rate.  Income tax expense increased in 2011 and 2010 primarily as a result of the increase in pretax income in 2011 compared to 2010.  The major components of net income are discussed in more detail in the various sections that follow.
The Company continued its commitment to maintaining a strong capital base as its total shareholders’ equity to total assets ratio was 9.72%, 8.98%, and 9.69% at December 31, 2011, 2010 and 2009, respectively.  Also, noninterest bearing demand deposits and savings deposits increased 10.2% and 14.9%, respectively, at December 31, 2011 compared to December 31, 2010.  During the second quarter of 2011, the Company repaid FHLB advances totaling $75.0 million resulting in a decrease in long-term FHLB borrowings of 69.6% to $33.5 million at December 31, 2011 compared to $110.0 million at December 31, 2010.

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

Allowance for Credit Losses
The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings.  Provisions for credit losses are made to reserve for estimated probable losses on loans and leases.  The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments.  The use of different estimates or assumptions could produce different provisions for credit losses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information.  At December 31, 2011, the allowance for credit losses was $195.1 million, representing 2.10% of total loans and leases, net of unearned income.

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

Goodwill
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  Because of the volatile market conditions during which the Company’s market value fell below book value, however, the Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 and a roll-forward of that analysis during the third quarter of 2011.  Based on these analyses, the estimated fair value of all of the Company’s reporting segments exceeded the respective carrying values.  The Company’s annual goodwill impairment evaluation performed during the fourth quarter of 2011 also indicated no impairment of goodwill for its reporting units.  Therefore, no goodwill impairment was recorded.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $271.3 million at December 31, 2011.

Assessment for Other-Than-Temporary Impairment of Securities
           Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary.  The term “other-than-temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near-term recovery of value are not necessarily favorable.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, and whether the Company would be required to sell the securities before a full recovery of costs in order to predict whether the loss in value is other-than-temporary.  Once a decline in value is determined to be other-than-temporary, the impairment is separated into (a) the amount of the impairment related to the credit loss and (b) the amount of the impairment related to all other factors.  The value of the security is reduced by the other-than-temporary impairment with the amount of the impairment related to credit loss recognized as a charge to earnings and the amount of the impairment related to all other factors recognized in other comprehensive income.

Mortgage Servicing Rights
The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”).  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”).  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.  At December 31, 2011, the Company’s mortgage servicing asset was valued at $30.2 million.

Pension and Postretirement Benefits
Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability.  Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate.  Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate.  Changes in these estimates could impact earnings.  For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase.  In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases.  The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”).  In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio.  In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts.  The Company used an expected rate of return of 8% on plan assets for 2011.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 30, 2011 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.80% for the Basic Plan, 4.45% for the Restoration Plan and 3.85% for the Supplemental Plan based on a December 31, 2011 measurement date.

RESULTS OF OPERATIONS

Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2011:

	2011			2010			2009
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in thousands, yields on taxable equivalent basis)
Loans and leases (net of unearned income) (1)(2)	$9,159,431	$464,413	5.07%	$9,621,529	$500,108	5.20%	$9,734,580	$520,315	5.35%
Loans held for sale	53,504	2,219	4.15%	68,980	3,024	4.38%	115,181	3,965	3.44%
Held-to-maturity securities:
Taxable (3)	547,471	13,266	2.42%	985,606	36,718	3.73%	1,015,440	47,397	4.67%
Non-taxable (4)	133,827	8,673	6.48%	236,530	16,014	6.77%	194,370	13,619	7.01%
Available-for-sale securities:
Taxable (5)	1,667,936	44,243	2.65%	863,091	32,033	3.71%	898,073	35,026	3.90%
Non-taxable (6)	271,170	16,897	6.23%	71,869	5,039	7.01%	71,596	5,223	7.30%
Federal funds sold, securities purchased under agreement to resell and short-term investments	310,052	868	0.28%	376,328	961	0.26%	49,197	205	0.42%
Total interest earning assets and revenue	12,143,391	550,579	4.53%	12,223,933	593,897	4.86%	12,078,437	625,750	5.18%
Other assets	1,347,685			1,293,963			1,275,150
Less: allowance for credit losses	(211,029)			(213,060)			(149,928)

Total	$13,280,047			$13,304,836			$13,203,659

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:

Demand - interest bearing	$4,907,058	$22,646	0.46%	$4,649,235	$35,187	0.76%	$4,051,362	$40,047	0.99%
Savings	943,317	3,211	0.34%	784,504	3,576	0.46%	712,740	3,700	0.52%
Other time	3,322,733	61,709	1.86%	3,782,727	83,999	2.22%	3,633,453	101,308	2.79%
Federal funds purchased,securities sold under agreement to repurchase,short-term FHLB borrowings and other short term borrowings	437,589	555	0.13%	539,524	1,384	0.26%	1,175,708	2,378	0.20%
Junior subordinated debt securities	160,312	11,451	7.14%	160,312	11,461	7.15%	160,312	11,630	7.25%
Long-term FHLB borrowings	66,673	3,368	5.05%	111,547	6,013	5.38%	290,582	11,452	3.93%
Total interest bearing liabilities and expense	9,837,682	102,940	1.05%	10,027,849	141,620	1.41%	10,024,157	170,515	1.70%
Demand deposits -
noninterest bearing	2,078,298			1,890,979			1,758,175
Other liabilities	123,299			144,687			165,722
Total liabilities	12,039,279			12,063,515			11,948,054
Shareholders' equity	1,240,768			1,241,321			1,255,605
Total	$13,280,047			$13,304,836			$13,203,659
Net interest revenue-FTE		$447,639			$452,277			$455,235
Net interest margin-FTE			3.69%			3.70%			3.77%
Net interest rate spread			3.49%			3.45%			3.48%
Interest bearing liabilities to interest earning assets			81.01%			82.03%			82.99%
___________________________
(1) Includes taxable equivalent adjustment to interest of approximately $3,337,000, $3,326,000 and $3,302,000 in 2011, 2010 and 2009, respectively, using an effective tax rate of 35%.
(2) Non-accrual loans are included in Loans and leases (net of unearned income).
(3) Includes taxable equivalent adjustments to interest of approximately $186,000 in 2011 and $440,000 in 2010 and 2009 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of approximately $3,035,000, $5,605,000 and $4,767,000 in 2011, 2010 and 2009, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of approximately $254,000 in 2011 using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of approximately $5,914,000, $1,764,000 and $1,827,000 in 2011, 2010 and 2009, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE decreased 1.0% to $447.6 million in 2011 from $452.3 million in 2010, which represented a decrease of 0.7% from $455.2 million in 2009.  The slight decrease in net interest revenue-FTE for 2011 compared to 2010 was primarily a result of decreased net loans and leases combined with the continued declining loan yields and the increase in average lower rate securities.  The decrease in net interest revenue was somewhat offset by the decrease in higher rate long-term FHLB borrowings and other time deposits, resulting in a

decrease in interest expense related to those borrowings to $3.4 million for 2011 compared to $6.0 million for 2010.   The slight decrease in net interest revenue-FTE for 2010 compared to 2009 was a result of continued deposit growth, combined with a decrease in net loans and leases, resulting in an increase in short-term investments that had lower average rates earned than the average rates paid on the deposit growth.  The yield on interest earning assets declined 33 basis points to 4.53% in 2011 from 4.86% in 2010 and the average rate paid on interest bearing liabilities declined 36 basis points to 1.05% in 2011 compared to 1.41% in 2010.  The yield on interest earning assets declined 32 basis points to 4.86% in 2010 from 5.18% in 2009, which exceeded the decline of 29 basis points in the average rate paid on interest bearing liabilities to 1.41% in 2010 from 1.70% in 2009.  The declining loan yields experienced by the Company in 2011 and 2010 was a result of reduced interest rates with this decline being somewhat offset by the impact of the interest rate floors evident on a portion of the Company’s variable rate loans.  The effect of the interest rate floors on the Company’s variable rate loans is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity.”
Interest revenue-FTE decreased 7.3% to $550.6 million in 2011 from $593.9 million in 2010, which represented a decrease of 5.1% from $625.8 million in 2009.  The decrease in interest revenue-FTE in 2011 and 2010 was primarily a result of the declining loan yields as interest rates were at historically low levels combined with decreased net loans and leases resulting in an overall decrease in the yield on average interest earning assets of 33 basis points during 2011 and 32 basis points during 2010.  Average interest earning assets decreased $80.5 million, or 0.7%, to $12.1 billion in 2011 and increased $145.5 million, or 1.2%, to $12.2 billion in 2010 from $12.1 billion in 2009.  The decrease in average interest earning assets during 2011 was primarily a result of the larger decreases in net loans and leases and short-term investments than the increase in securities, as the decrease in deposits resulted in less funds to invest in securities.  The increase in average interest earning assets during 2010 was primarily a result of the increase in short-term investments, which was attributable to continued deposit growth, combined with a decrease in net loans and leases.
Interest expense decreased 27.3% to $102.9 million in 2011 from $141.6 million in 2010, which represented a decrease of 17.0% from $170.5 million in 2009.  The decrease in interest expense during 2011 was a result of the increase in average lower cost interest bearing demand deposits combined with the decrease in other time deposit rates and the decrease in average long-term deposits and long-term deposit rates, resulting in an overall decrease in the average rate paid of 36 basis points.  The decrease in interest expense during 2010 was a result of the increase in lower cost interest bearing demand deposits combined with the decrease in demand and other time deposit rates, resulting in an overall decrease in the average rate paid of 29 basis points during 2010.  Average interest bearing liabilities decreased $190.2 million, or 1.9%, to $9.8 billion in 2011 after remaining stable at $10.0 billion in 2010 and 2009.  The decrease in interest bearing liabilities in 2011 compared to 2010 was primarily a result of the decrease in short-term and long-term borrowings.  The decrease in short-term and long-term borrowings during 2010 was offset by the slightly larger increase in the Company’s interest bearing demand, savings and other time deposits, resulting in average interest bearing liabilities that remained flat from 2009 to 2010.
Net interest margin-FTE for 2011 was 3.69%, a decrease of one basis point from 3.70% for 2010, which represented a decrease of seven basis points from 3.77% for 2009.  The slight decrease in the net interest margin-FTE for 2011 compared to 2010 was primarily a result of the combination of increased average deposits and weak loan demand resulting in higher levels of average investments with lower yields than those earned on the loan portfolio.  During 2011, the Company was somewhat able to mitigate the effect of lower loan yields by increasing lower cost demand deposits and decreasing higher rate time deposits.  The decrease in the net interest margin-FTE for 2010 compared to 2009 was primarily a result of the higher level of average nonaccrual loans and the reversal of current year interest for loans placed on nonaccrual status or charged off.  The higher level of average nonaccrual loans and the reversal of current year interest for loans placed on nonaccrual status or charged off during 2010 decreased net interest margin-FTE by 14 basis points in 2010.  Also, the combination of increased deposits and weak loan demand resulted in higher levels of short-term investments with relatively low yields.
Net interest revenue-FTE may also be analyzed by segregating the rate and volume components of interest revenue and interest expense.  The table below presents an analysis of rate and average volume change in net interest revenue from 2010 to 2011 and from 2009 to 2010.  Changes that are not solely a result of volume or rate have been allocated to volume.

	2011 over 2010 - Increase (Decrease)					2010 over 2009 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate		Total		Volume	Rate		Total
INTEREST REVENUE	(In thousands)
Loans and leases (net of unearned income)	$(23,430)	$(12,265)		$(35,695)		$(5,876)	$(14,331)		$(20,207)
Loans held for sale	(642)	(163)		(805)		(2,025)	1,084		(941)
Held-to-maturity securities:
Taxable	(10,617)	(12,835)		(23,452)		(1,111)	(9,568)		(10,679)
Non-taxable	(6,656)	(685)		(7,341)		2,854	(459)		2,395
Available-for-sale securities:
Taxable	21,349	(9,139)		12,210		(1,298)	(1,695)		(2,993)
Non-taxable	12,419	(561)		11,858		19	(203)		(184)
Federal funds sold, securities purchased under agreement to resell and short-term investments	(186)	93		(93)		835	(79)		756
Total increase (decrease)	(7,763)	(35,555)	-	(43,318)	-	(6,602)	(25,251)	-	(31,853)

INTEREST EXPENSE
Demand deposits - interest bearing	1,190	(13,731)		(12,541)		4,525	(9,385)		(4,860)
Savings deposits	541	(906)		(365)		327	(451)		(124)
Other time deposits	(8,543)	(13,747)		(22,290)		3,315	(20,624)		(17,309)
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	(129)	(700)		(829)		(1,632)	638		(994)
Junior subordinated debt securities	-	(10)		(10)		-	(169)		(169)
Long-term FHLB borrowings	(2,278)	(367)		(2,645)		(9,651)	4,212		(5,439)
Total increase (decrease)	(9,219)	(29,461)		(38,680)		(3,116)	(25,779)		(28,895)

Total net increase (decrease)	$1,456	$(6,094)		$(4,638)		$(3,486)	$528		$(2,958)

Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at December 31, 2011:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$ 303,663	$ -	$ -	$ -
Available-for-sale securities	126,905	213,472	1,308,961	864,180
Loans and leases, net of unearned income	4,139,518	1,674,333	2,744,478	311,982
Loans held for sale	65,818	343	2,005	15,292
Total interest earning assets	4,635,904	1,888,148	4,055,444	1,191,454
INTEREST BEARING LIABILITIES:
Interest bearing demand and
savings deposits	5,698,527	-	-	-
Other time deposits	632,499	1,307,134	1,046,987	243
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	373,933	1,500	-	-
Long-term FHLB borrowings and junior subordinated debt securities	-	-	3,500	190,312
Other	1	-	68	-
Total interest bearing liabilities	6,704,960	1,308,634	1,050,555	190,555
Interest rate sensitivity gap	$(2,069,056)	$579,514	$3,004,889	$1,000,899
Cumulative interest sensitivity gap	$(2,069,056)	$(1,489,542)	$1,515,347	$2,516,246

In the event interest rates increase after December 31, 2011, based on this interest rate sensitivity gap, it is likely that the Company would experience decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest earning assets.  Conversely, in the event interest rates decline after December 31, 2011, based on this interest rate sensitivity gap, the Company would likely experience slightly increased net interest revenue in the following one-year period.  It should be noted that the balances shown in the table above are at December 31, 2011 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.  The increased liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets during 2011.
As of December 31, 2011, the Bank had $1.9 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.66%, an average maturity of 30 months and a fully-indexed interest rate of 3.71% at December 31, 2011.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Wall Street Journal prime rate, the Bank’s prime rate and the London Interbank Offering Rate.  At December 31, 2011, the Company had $975.2 million, $1.2 billion and $724.9 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of December 31, 2011 and 2010 was not considered meaningful because of the historically low interest rate environment.  Variances were calculated from the base case scenario, which reflected current market rates.  Management of the Company assumed all non-maturity deposits have an average life of one day for calculating EVE, which management believes is the most conservative approach. In addition, management assumes a beta value of 1, or 100 percent, for all non-term deposits when calculating Net Income and Net Interest Income instantaneous rate shocks. "Beta", in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2011	December 31, 2010
+400 basis points	-14.7%	NA
+300 basis points	-11.7%	NA
+200 basis points	-8.7%	-7.4%
+100 basis points	-4.9%	-4.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2011	December 31, 2010
+400 basis points	-36.7%	NA
+300 basis points	-28.8%	NA
+200 basis points	-20.3%	-15.1%
+100 basis points	-10.9%	-8.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2011	December 31, 2010
+200 basis points	-6.7%	-6.1%
-200 basis points	NM	NM
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
Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses.  The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established a real estate risk management group and an Impairment Committee.  The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral.  The Bank’s board of directors has appointed an impairment committee (the “Impairment Committee”), which is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the Impairment Committee.  The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan.  The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The Impairment Committee meets on a monthly basis.
If concessions are granted to a borrower as a result of its financial difficulties, the loan is classified as a troubled debt restructuring (“TDR”) and analyzed for possible impairment as part of the credit approval process.  TDRs are reserved in accordance with FASB ASC 310 in the same manner as impaired loans that are not TDRs.  Should the borrower’s financial condition, collateral protection or performance deteriorate, warranting reassessment of the loan rating or impairment, additional reserves may be required.
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
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers, and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At December 31, 2011, impaired loans totaled $234.9 million, which was net of cumulative charge-offs of $52.2 million.  Additionally, the Company had specific reserves of $39.7 million included in the allowance for credit losses.  Impaired loans at December 31, 2011 were primarily from the Company’s residential construction, acquisition and development real estate and commercial real estate portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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

    An analysis of the allowance for credit losses for the five years ended December 31, 2011 is provided in the following table:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$196,913	$176,043	$132,793	$115,197	$98,834

Loans and leases charged off:
Commercial and industrial	(17,337)	(11,879)	(9,534)	(7,124)	(2,656)
Real estate
Consumer mortgages	(10,186)	(25,639)	(13,917)	(8,161)	(4,801)
Home equity	(5,852)	(5,215)	(5,372)	(1,307)	(537)
Agricultural	(3,420)	(1,201)	(848)	(381)	(45)
Commercial and industrial-owner occupied	(10,302)	(9,200)	(4,033)	(1,970)	(1,126)
Construction, acquisition and development	(67,362)	(113,237)	(32,638)	(15,332)	(818)
Commercial	(17,436)	(14,084)	(3,584)	(814)	(465)
Credit cards	(3,072)	(4,559)	(4,770)	(3,636)	(2,979)
All other	(7,088)	(6,008)	(3,517)	(3,342)	(3,414)
Total loans and leases charged off	(142,055)	(191,022)	(78,213)	(42,067)	(16,841)

Recoveries:
Commercial and industrial	1,567	1,330	761	1,134	997
Real estate
Consumer mortgages	1,111	1,448	824	532	836
Home equity	185	179	109	30	117
Agricultural	123	12	2	-	29
Commercial and industrial-owner occupied	393	399	297	75	261
Construction, acquisition and development	3,951	1,706	128	263	27
Commercial	1,045	845	189	23	126
Credit cards	803	829	617	319	282
All other	1,001	1,128	1,212	1,537	1,680
Total recoveries	10,179	7,876	4,139	3,913	4,355

Net charge-offs	(131,876)	(183,146)	(74,074)	(38,154)	(12,486)

Provision charged to operating expense	130,081	204,016	117,324	56,176	22,696
Other, net	-	-	-	(426)	6,153
Balance, end of period	$195,118	$196,913	$176,043	$132,793	$115,197

Loans and leases, net of unearned income - average	$9,159,431	$9,621,529	$9,734,580	$9,429,963	$8,784,940

Loans and leases, net of unearned income - period end	$8,870,311	$9,333,107	$9,775,136	$9,691,277	$9,179,684

RATIOS
Net charge-offs to average loans and leases	1.44%	1.90%	0.76%	0.40%	0.14%
Provision for credit losses to average loans and leases, net of unearned income	1.42%	2.12%	1.21%	0.60%	0.26%
Allowance for credit losses to loans and leases, net of unearned income	2.20%	2.11%	1.80%	1.37%	1.25%
Allowance for credit losses to net charge-offs (annualized)	147.96%	107.52%	237.66%	348.04%	922.61%

Net charge-offs decreased $51.3 million, or 28.0%, in 2011 compared to 2010, and increased $109.0 million, or 147.2%, in 2010 compared to 2009.  Net charge-offs as a percentage of average loans and leases decreased to 1.44% in 2011 compared to 1.90% in 2010 after having increased from 0.76% in 2009.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development and consumer mortgage segments of the Company’s loan and lease portfolio.  The losses experienced in these segments were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  While this process resulted in an increased level of charge-offs in 2010, it resulted in a decreased level of charge-offs in 2011 as updated appraisals came in closer to loan carrying values.  The decreased level of charge-offs in 2011 resulted in an increase in the ratio of the allowance for credit losses to annualized charge-offs to 147.96% after having declined to 107.52% in 2010.
The provision for credit losses decreased to $130.1 million in 2011 compared to a provision of $204.0 million in 2010 as a result of a decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  The increase in the provision for credit losses in 2010 compared to 2009 was primarily a result of the significant declines in collateral values and the financial stress placed on borrowers as a result of the lackluster prevailing economic environment.
As of December 31, 2011 and 2010, 85% and 79%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 68% and 67% of their contractual principal balance at December 31, 2011 and 2010, respectively.  Nonaccrual loans not impaired are loans not determined to be collaterally dependant.
The breakdown of the allowance by loan and lease segment and class is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas.  Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance for losses.  The following table presents (i) the breakdown of the allowance for credit losses by loan and lease segment and class and (ii) the percentage of each segment and class  in the loan and lease portfolio to total loans and leases at the dates at December 31 of each of the years indicated:

	2011		2010		2009
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$20,724	16.6%	$22,479	16.1%	$21,154	15.1%
Real estate
Consumer mortgages	36,529	21.8	35,540	20.8	37,048	20.5
Home equity	8,630	5.8	7,305	5.8	7,218	5.6
Agricultural	3,921	2.7	4,997	2.7	4,192	2.7
Commercial and industrial-owner occupied	21,929	14.6	20,403	14.2	22,989	14.7
Construction, acquisition and development	45,562	10.2	59,048	12.5	46,193	14.9
Commercial	39,444	19.7	33,439	19.4	26,694	18.4
Credit cards	4,021	1.2	4,126	1.1	3,481	1.1
All other	14,358	7.4	9,576	7.4	7,074	7.0
Total	$195,118	100.0%	$196,913	100.0%	$176,043	100.0%

	2008		2007
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$19,150	14.7%	$17,764	15.0%
Real estate
Consumer mortgages	31,158	21.5	28,632	23.0
Home equity	5,689	5.3	4,401	4.5
Agricultural	3,167	2.4	2,368	1.9
Commercial and industrial-owner occupied	17,982	15.0	18,194	15.8
Construction, acquisition and development	29,771	17.4	19,903	18.1
Commercial	17,899	16.1	14,564	12.9
Credit cards	1,572	1.0	3,111	1.1
All other	6,405	6.6	6,260	7.7
Total	$132,793	100.0%	$115,197	100.0%
Noninterest Revenue
The components of noninterest revenue for the years ended December 31, 2011, 2010 and 2009 and the percentage change between such years are shown in the following table:

	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$17,069	(42.6)%	$29,745	(7.7)%	$32,225
Credit card, debit card and merchant fees	42,373	12.5	37,663	10.0	34,244
Service charges	66,670	(5.7)	70,690	(3.0)	72,864
Trust income	12,186	9.3	11,149	15.0	9,698
Securities gains (losses), net	12,127	372.1	2,569	NM	(55)
Insurance commissions	86,918	5.8	82,172	1.5	80,937
Annuity fees	3,323	34.3	2,474	(33.5)	3,721
Brokerage commissions and fees	5,918	7.4	5,512	14.8	4,803
Bank-owned life insurance	7,662	(1.0)	7,737	(10.2)	8,614
Other miscellaneous income	16,599	15.0	14,433	(48.9)	28,225

Total noninterest revenue	$270,845	2.5%	$264,144	(4.0)%	$275,276

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2011, seven mortgage loans totaling approximately $803,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $181,000 were recognized related to these repurchased and make whole loans.  During 2010, eleven mortgage loans totaling $1.6 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole request.  Losses of approximately $314,000 were recognized related to these repurchased and make whole loans.
At December 31, 2011, the Company had reserved approximately $959,000 for potential losses from representation and warranty obligations.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  A mortgage loan foreclosure committee of the Bank reviews all delinquent loans before beginning the foreclosure process.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $1.2 billion, $1.4 billion and $1.5 billion produced origination revenue of $24.3 million, $28.6 million and $25.7 million for 2011, 2010 and 2009, respectively.  The decrease in customer demand for refinancing contributed to the decrease in mortgage loan origination volumes and the corresponding decrease in origination revenue in 2011 compared to 2010.  While volume decreased slightly in 2010 compared to 2009, better pricing and delivery execution resulted in an increase of 11.2% in mortgage lending revenue.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $12.9 million, $11.9 million and $10.8 million for 2011, 2010 and 2009, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $6.2 million, $6.8 million and $6.7 million for 2011, 2010 and 2009, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $14.0 million in 2011, decreased $4.0 million in 2010 and increased $2.4 million in 2009.

The following table presents the Company’s mortgage lending operations for 2011, 2010 and 2009:

	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$24,286	(15.2)%	$28,635	11.2%	$25,746
Servicing	12,929	8.5	11,920	10.5	10,783
Payoffs/Paydowns	(6,180)	9.7	(6,781)	(1.1)	(6,706)
Total	31,035	(8.1)	33,774	13.2	29,823
Market value adjustment	(13,966)	(246.6)	(4,029)	NM	2,402
Mortgage lending revenue	$17,069	(42.6)	$29,745	(7.7)	$32,225

	(Dollars in millions)
Origination volume	$1,213	(15.8)	$1,440	(6.6)	$1,542

Mortgage loans serviced at year-end	$4,293	10.9	$3,871	11.6	$3,469

NM=not meaningful

Credit card, debit card and merchant fees increased in 2011 compared to 2010 and in 2010 compared to 2009 as a result of an increase in the number and monetary volume of items processed.  As a result of the impact of the Durbin Amendment, among other factors, debit card revenue was reduced in 2011 by $3.0 million.  Management estimates that debit card revenue could be reduced in 2012 by more than $13.0 million as a result of the impact of the Durbin Amendment.
Service charges on deposit accounts, which include insufficient fund fees, decreased in 2011 when compared to 2010 and in 2010 compared to 2009 as a result of a lower volume of items processed and changes in banking regulations related to overdraft fees.  As a result of recent changes in banking regulations, and, in particular, the Federal Reserve’s new rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, service charge revenue decreased by $6.7 million in 2011.  The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income increased in 2011 compared to 2010 and in 2010 compared to 2009 primarily as a result of increases in the value of assets under management or in custody, as revenue is earned on assets under management.
Net securities gains of $12.1 million and $2.6 million were recorded in 2011 and 2010, respectively, while net securities losses of approximately $55,000 were recorded in 2009.  These amounts reflected the sales and calls of securities from the available-for-sale portfolio and held-to-maturity portfolio.  Some of the sales of available-for-sale securities in 2011 were previously classified as held-to-maturity, because during the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  Any sales of held-to-maturity securities occurred within three months of maturity and were so near maturity that management believed changes in interest rates would not have a significant impact on fair value.  The security activity in 2010 and 2009 included other-than-temporary impairment charges of $2.1 million and approximately $250,000 for 2010 and 2009, respectively, with no other-than-temporary impairment charge recorded in 2011.  The other-than-temporary impairment charges related to the Company’s investment in pooled trust preferred securities.  The fair value of these securities was negatively impacted by prevailing market conditions.  Subsequent to the other-than-temporary charges in 2010 and 2009, the pooled trust preferred securities had no remaining book value.
Insurance commissions increased 5.8% in 2011 compared to 2010 as a result of new policies written and growth from existing customers while insurance commissions remained relatively stable in 2010 compared to 2009.  Annuity fees increased 34.3% in 2011 compared to 2010 as a result of customers shifting funds from lower rate deposit accounts to higher rate annuity products.  Annuity fees decreased 33.5% in 2010 compared to 2009 as a result of the prevailing interest rate environment during 2010.
Brokerage commissions and fees increased in 2011 and 2010 because activity increased subsequent to the first quarter of 2010 as the financial markets recovered somewhat.  Bank-owned life insurance revenue remained relatively stable in 2011 compared to 2010 but decreased 10.2% in 2010 compared to 2009 as a result of the Company recording life insurance proceeds of $1.4 million net of cash surrender value during 2009.
Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items.  Other miscellaneous income increased 15.0% in 2011 compared to 2010 primarily as a result of gains of $2.2 million on the dispositions of fixed assets during 2011.  Other miscellaneous income decreased in 2010 compared to 2009 as a result of various non-recurring items in 2009, including interest on tax refunds of $2.8 million, a gain of $3.7 million from the sale of the Company’s remaining student loans as the Company is no longer originating and selling student loans, a gain of $1.8 million on the sale of the Company’s remaining shares of MasterCard, Inc. common stock, and an insurance recovery of $1.3 million related to a casualty loss.

Noninterest Expense
The components of noninterest expense for the years ended December 31, 2011, 2010 and 2009 and the percentage change between years are shown in the following table:

	2011		2010			2009
	Amount	% Change	Amount	% Change		Amount
	(Dollars in thousands)
Salaries and employee benefits	$282,880	4.1%	$271,688	(2.5	) %	$278,734
Occupancy, net	42,362	(1.5)	43,008	2.1		42,108
Equipment	21,707	(3.9)	22,598	(3.9)		23,508
Deposit insurance assessments	21,316	10.7	19,259	(2.1)		19,672
Prepayment penalty on FHLB borrowings	9,778	NM	-	NM		-
Advertising	5,098	(4.8)	5,354	(16.0)		6,377
Foreclosed property expense	27,796	51.4	18,355	35.0		13,599
Telecommunications	8,386	(11.4)	9,466	6.9		8,854
Public relations	5,727	(5.9)	6,088	3.2		5,900
Data Processing	9,677	59.5	6,068	(1.7)		6,175
Computer software	7,502	2.3	7,334	1.0		7,260
Amortization of intangibles	3,324	(15.0)	3,909	(21.1)		4,957
Legal fees	9,170	50.3	6,102	(29.0)		8,593
Postage and shipping	4,812	(4.6)	5,044	2.1		4,939
Other miscellaneous expense	74,098	18.1	62,760	5.8		59,341
Total noninterest expense	$533,633	9.6%	$487,033	(0.6	) %	$490,017
NM = not meaningful

Salaries and employee benefits increased slightly in 2011 compared to 2010 primarily because of an increase in insurance commissions as insurance revenue increased over the same periods combined with an increase in the cost of employee health care benefits and pension expenses.  Salaries and employee benefits decreased slightly in 2010 compared to 2009 primarily because the Company employed fewer people during 2010, combined with a decrease in the amounts accrued under the Company’s incentive plans.  Pension plan costs, a component of salaries and employee benefits expense, increased in 2011 to $4.9 million after decreasing in 2010 to $3.7 million from $8.1 million in 2009.  Occupancy expense remained relatively stable in 2011 compared to 2010 after increasing slightly in 2010 compared to 2009, principally as a result of additional branch offices, bank buildings, insurance agencies and facilities opened during 2010 and 2009.
Equipment expense decreased in 2011 compared to 2010 and in 2010 compared to 2009 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses.  The increase in deposit insurance assessments in 2011 compared to 2010 was primarily a result of a slightly higher assessment rate.  Effective as of the second quarter of 2011, the FDIC bases the deposit insurance assessment on a redefined assessment base and a new scorecard method to calculate the assessment rate.  The decrease in deposit insurance assessments in 2010 compared to 2009 was primarily a result of the special FDIC assessment during the second quarter of 2009 with no special assessment during 2010, offset somewhat by deposit growth and a slightly higher assessment rate.  The Company was assessed a special FDIC assessment of $6.1 million during the second quarter of 2009.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during 2010 or 2009.
Foreclosed property expense increased in 2011 and 2010 as the Company experienced losses on the sale and larger writedowns of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment.  During 2011, the Company added $125.2 million to other real estate owned through foreclosure.  Sales of other real estate owned in 2011 were $64.5 million resulting in a net loss on sale of other real estate owned of $1.1 million.  The components of foreclosed property expense for the years ended December 31, 2011, 2010 and 2009 and the percentage change between years are shown in the following table:

	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Loss on sale of other real estate owned	$1,079	(71.3)%	$3,762	20.9%	$3,111
Writedown of other real estate owned	20,353	95.1	10,432	35.1	7,720
Other foreclosed property expense	6,364	52.9	4,161	50.3	2,768
Total foreclosed property expense	$27,796	51.4%	$18,355	35.0%	$13,599

The increase in various other components of other noninterest expense were primarily a result of market increases and general inflation in the cost of services and supplies purchased by the Company during 2011, as well as accruals for litigation contingencies and a one-time expense of $3.1 million related to the closure of 22 branch offices under the Company’s branch optimization project.  Included in noninterest expense in 2009 was $2.4 million in litigation contingencies primarily related to the adverse resolution of a legal matter.

Income Taxes
The Company recorded income tax expense of $4.4 million in 2011 compared to an income tax benefit of $8.7 million in 2010 and an income tax expense of $30.1 million in 2009.  The increase in income tax expense in 2011 was primarily a result of the increase in pre-tax income, which increased 195.3% in 2011 compared to 2010.  The income tax benefit in 2010 was a result of the decrease in taxable income in 2010 compared to 2009, while tax preference items, such as tax-exempt interest income, remained relatively consistent with prior years.  The primary differences between the Company’s recorded expense for 2011 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at December 31, 2011 were $11.8 billion, or 90.6% of total assets, compared with $12.5 billion, or 91.5% of total assets, at December 31, 2010.

Loans and Leases
The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 75.4% of average earning assets during 2011.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $8.9 billion at December 31, 2011, representing a 5.0% decrease from $9.3 billion at December 31, 2010.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its Texas and Louisiana markets.

The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	2011	2010	2009	2008	2007
	(In thousands)

Commercial and industrial	$1,484,967	$1,505,471	$1,484,011	$1,433,690	$1,387,548
Real estate
Consumer mortgages	1,945,190	1,978,145	2,017,067	2,096,568	2,118,641
Home equity	514,362	543,272	550,085	511,480	411,346
Agricultural	239,487	252,292	262,069	234,024	173,575
Commercial and industrial- owner occupied	1,301,575	1,331,473	1,449,554	1,465,027	1,453,158
Construction, acquisition and development	908,362	1,148,161	1,459,503	1,689,719	1,671,359
Commercial	1,754,022	1,816,951	1,806,766	1,568,956	1,192,353
Credit cards	106,281	106,345	108,086	93,650	104,037
All other	657,012	694,241	685,845	647,753	715,478
Total gross loans and leases	$8,911,258	$9,376,351	$9,822,986	$9,740,867	$9,227,495

The following table shows the Company’s net loans and leases by collateral type as of December 31, 2011 by geographical location:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$63,583	$188,329	$312,364	$51,291	$23,745	$80,094	$258,225	$496,097	$1,473,728
Real estate
Consumer mortgages	111,455	272,857	756,389	56,808	86,576	162,604	427,955	70,546	1,945,190
Home equity	58,991	42,250	174,632	26,930	70,034	76,361	63,298	1,866	514,362
Agricultural	6,354	71,592	71,787	4,047	9,601	13,163	57,836	5,107	239,487
Commercial and industrial-owner occupied	115,133	167,935	455,700	67,055	99,394	98,860	248,107	49,391	1,301,575
Construction, acquisition and development	103,594	80,121	259,551	51,432	98,948	98,865	196,490	19,361	908,362
Commercial	199,844	346,534	352,754	223,849	115,783	101,068	359,989	54,201	1,754,022
Credit cards**	-	-	-	-	-	-	-	106,281	106,281
All other	29,846	90,905	201,067	4,443	54,846	47,412	89,417	109,368	627,304
Total	$688,800	$1,260,523	$2,584,244	$485,855	$558,927	$678,427	$1,701,317	$912,218	$8,870,311

* Excludes the Greater Memphis Area
** Credit card receivables are spread across all geographic regions but are not viewed by the Company's management as part of the geographic breakdown.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during 2011 decreasing by 1.2% from December 31, 2010 to December 31, 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during 2011 decreasing by 0.3% from December 31, 2010 to December 31, 2011, as the housing sector slowed and lower long-term mortgage rates were available. In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are located in the local market originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased 5.3% from December 31, 2010 to December 31, 2011.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 5.1% from December 31, 2010 to December 31, 2011.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during 2011 decreasing 2.2% from December 31, 2010 to December 31, 2011.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity remained slow during 2010 and 2011, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company maintained that strategy during 2010 and 2011.  Construction, acquisition and development loans decreased 22.7% from December 31, 2010 to December 31, 2011.
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
At December 31, 2011, the Company had $21.2 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $918,000 recognized as interest income during 2011.  The amount of such loans with interest reserves that were on non-accrual status was $3.3 million at December 31, 2011.  Interest income is not being recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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
The construction, acquisition and development portfolio is further categorized by risk characteristics into the following six categories: commercial acquisition and development; residential acquisition and development; multi-family construction; one-to-four family construction; commercial construction; and recreation and all other loans.  Construction, acquisition and development loans were $908.4 million and $1.1 billion at December 31, 2011 and 2010, respectively.  The following table shows the Company’s net loans and leases in the construction, acquisition and development portfolio by geographical location at December 31, 2011:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$-	$-	$11	$-	$-	$664	$350	$46	$1,071
One-to-four family construction	21,143	12,601	45,822	3,158	7,202	30,212	31,061	3,620	154,819
Recreation and all other loans	1,685	10,985	31,484	567	1,840	882	17,071	1,433	65,947
Commercial construction	11,437	9,179	40,453	2,486	11,299	17,508	29,753	2,774	124,889
Commercial acquisition and development	11,287	19,077	50,841	14,846	23,434	16,413	32,546	4,199	172,643
Residential acquisition and development	33,461	21,882	77,965	16,351	29,250	21,440	46,196	7,289	253,834
Total	$79,013	$73,724	$246,576	$37,408	$73,025	$87,119	$156,977	$19,361	$773,203

Non-performing:
Multi-family construction	$-	$-	$-	$1,067	$-	$-	$-	$-	$1,067
One-to-four family construction	6,371	526	1,052	4,108	2,391	-	560	-	15,008
Recreation and all other loans	-	86	-	-	830	193	179	-	1,288
Commercial construction	914	142	-	208	65	3,273	633	-	5,235
Commercial acquisition and development	1,880	43	3,211	323	8,254	2,121	8,569	-	24,401
Residential acquisition and development	15,416	5,600	8,712	8,318	14,383	6,159	29,572	-	88,160
Total	$24,581	$6,397	$12,975	$14,024	$25,923	$11,746	$39,513	$-	$135,159

Total:
Multi-family construction	$-	$-	$11	$1,067	$-	$664	$350	$46	$2,138
One-to-four family construction	27,514	13,127	46,874	7,266	9,593	30,212	31,621	3,620	169,827
Recreation and all other loans	1,685	11,071	31,484	567	2,670	1,075	17,250	1,433	67,235
Commercial construction	12,351	9,321	40,453	2,694	11,364	20,781	30,386	2,774	130,124
Commercial acquisition and development	13,167	19,120	54,052	15,169	31,688	18,534	41,115	4,199	197,044
Residential acquisition and development	48,877	27,482	86,677	24,669	43,633	27,599	75,768	7,289	341,994
Total	$103,594	$80,121	$259,551	$51,432	$98,948	$98,865	$196,490	$19,361	$908,362

* Excludes the Greater Memphis Area

The following table shows the maturity distribution of the Company’s net loans and leases in the construction, acquisition and development portfolio as of December 31, 2011:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$-	$1,060	$1,078	$-	$2,138
One-to-four family construction	4,879	151,883	12,533	532	169,827
Recreation and all other loans	-	17,128	46,662	3,445	67,235
Commercial construction	3,037	36,690	77,753	12,644	130,124
Commercial acquisition and development	6,059	76,420	110,926	3,639	197,044
Residential acquisition and development	23,760	198,310	115,882	4,042	341,994
Total	$37,735	$481,491	$364,834	$24,302	$908,362

Non-accrual loans:
Multi-family construction	$-	$-	$1,067	$-	$1,067
One-to-four family construction	2,570	10,086	1,682	352	14,690
Recreation and all other loans	-	372	64	-	436
Commercial construction	1,494	3,489	252	-	5,235
Commercial acquisition and development	5,905	14,783	3,280	-	23,968
Residential acquisition and development	23,534	48,282	15,829	69	87,714
Total	$33,503	$77,012	$22,174	$421	$133,110

    As of December 31, 2011, 53.0% of the loans in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities may occur prior to the completion of the related projects and management expects that such loans will likely be renewed for an additional period of time.  The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR.  These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Company’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Company’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Real estate-commercial loans decreased 3.5% from December 31, 2010 to December 31, 2011.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts and private label accounts for local merchants.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances remained stable in 2011 decreasing 0.1% from December 31, 2010 to December 31, 2011.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 5.7% from December 31, 2010 to December 31, 2011.
The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of December 31, 2011:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$929,726	$417,689	$126,313
Real estate
Consumer mortgages	436,149	1,202,087	306,954
Home equity	110,675	403,645	42
Agricultural	66,763	141,469	31,255
Commercial and industrial-owner occupied	257,345	777,739	266,491
Construction, acquisition and development	519,226	364,834	24,302
Commercial	344,261	1,217,504	192,257
Credit cards	106,281	-	-
All other	261,011	320,670	45,623
Total loans and leases, net of unearned income	$3,031,437	$4,845,637	$993,237

The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of net interest margin.  The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates.  The following table shows the interest rate sensitivity of the Company’s loans and leases, net of unearned income, due after one year as of December 31, 2011:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio
Due after one year	$3,952,979	$2,389,678

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings.  The Company’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  The Company’s NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties.  The Company' nonperforming assets (“NPAs”), which are carried either in the loan account or other assets on the consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans and leases	$276,798	$347,499	$144,013	$28,168	$9,789
Loans 90 days or more past due, still accruing	3,434	8,500	36,301	33,373	18,671
Restructured loans and leases, but accruing	42,018	38,376	6,161	2,472	721
Total NPLs	322,250	394,375	186,475	64,013	29,181

Other real estate owned	173,805	133,412	59,265	46,317	24,281
Total NPAs	$496,055	$527,787	$245,740	$110,330	$53,462

NPLs to net loans and leases	3.63%	4.23%	1.91%	0.66%	0.32%
NPAs to net loans and leases	5.59%	5.65%	2.51%	1.14%	0.58%

NPLs decreased 18.3% in 2011 compared to 2010 and increased 111.5% in 2010 compared to 2009.  Other real estate owned increased 30.3% in 2011 compared to 2010 after increasing 125.1% in 2010 compared to 2009.  Included in NPLs at December 31, 2011 were $234.9 million of loans that were impaired.  These impaired loans had a specific reserve of $39.7 million included in the allowance for credit losses of $195.2 million at December 31, 2011, and were net of $52.2 million in partial charge-downs previously taken on these impaired loans.    NPLs at December 31, 2010 included $273.4 million of loans that were impaired and had a specific reserve of $40.7 million included in the allowance for credit losses of $196.9 million at December 31, 2010.  The increase in restructured loans and leases still accruing in 2011 and 2010 reflected the increase in loans which met the criteria for disclosure as TDRs because payment terms or pricing had been modified by the Company or by orders under bankruptcy proceedings but which demonstrated sufficient performance to support the remaining principal and accrued interest.
The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at December 31 for the years indicated:

	2011	2010
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$287,099	$345,377
Cumulative charge offs on impaired loans	52,176	71,972
Outstanding balance of impaired loans	234,923	273,405

Other non-accrual loans and leases not impaired	41,875	74,094

Total non-accrual loans and leases	$276,798	$347,499

Allowance for impaired loans	39,708	40,719

Nonaccrual loans and leases, net of specific reserves	$237,090	$306,780

Loans and leases 90+ past due, still accruing	3,434	8,500
Restructured loans and leases, still accruing	42,018	38,376

Total non-performing loans and leases	$322,250	$394,375

Allowance for impaired loans	$39,708	$40,719
Allowance for all other loans and leases	155,410	156,194

Total allowance for credit losses	$195,118	$196,913

Outstanding balance of impaired loans	$234,923	$273,405
Allowance for impaired loans	39,708	40,719

Net book value of impaired loans	$195,215	$232,686

Net book value of impaired loans as a % of unpaid principal balance	68%	67%

Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	371%	211%

Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	178%	129%

     Non-accrual loans at December 31, 2011 reflected a decrease of $70.7 million, or 20.4%, to $276.8 million from $347.5 million at December 31, 2010 and increased $203.5 million, or 141.3%, from $144.0 million at December 31, 2009.  The Bank’s NPL levels over the past two years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the increase in the

Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans during 2011 was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans in this portfolio decreased $78.4 million, 37.1%, to $133.1 million at December 31, 2011 from $211.5 million at December 31, 2010.  The decrease in the real estate construction, acquisition and development portfolio resulted from charge-offs of previous non-accrual loans and a reduction in the non-accrual formation related to the real estate construction, acquisition and development portfolio.
Of the construction, acquisition and development portfolio, which totaled $908.4 million at December 31, 2011, $301.4 million represented loans made by the Bank’s locations in Alabama and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  Residential acquisition and development loans were the largest component of the real estate construction, acquisition and development portfolio and totaled $342.0 million at December 31, 2011 with $120.1 million, or 35.1%, of such loans made by the Bank’s locations in Alabama and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Company’s total NPLs of $322.3 million at December 31, 2011, $121.3 million, or 37.6%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama and Tennessee which are being affected by the severe downturn in the housing market, the Missouri market’s NPLs are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The NPLs in the Missouri market are represented by fewer and larger individual credits in the commercial and industrial and commercial real estate portfolios, some of which pre-date our acquisition of The Signature Bank in 2007.  The following table presents the Company’s NPLs by geographical location at December 31, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$688,800	$-	$48,767	$2,726	$51,493	7.5%
Arkansas*	1,260,523	-	19,018	6,631	25,649	2.0
Mississippi*	2,584,244	-	49,538	4,695	54,233	2.1
Missouri	485,855	-	33,414	16,518	49,932	10.3
Greater Memphis Area	558,927	-	39,313	1,388	40,701	7.3
Tennessee*	678,427	-	23,721	5,411	29,132	4.3
Texas and Louisiana	1,701,317	-	55,497	1,350	56,847	3.3
Other	912,218	3,434	7,530	3,299	14,263	1.6
Total	$8,870,311	$3,434	$276,798	$42,018	$322,250	3.6%

*Excludes the Greater Memphis Area

The increase in other real estate owned in 2011 reflected the general slow-down in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $104.7 million and $121.8 million at December 31, 2011 and 2010, respectively.  Restructured loans of $62.7 million and $83.4 million were included in the non-accrual loan category at December 31, 2011 and 2010, respectively.
The total amount of interest earned on NPLs was approximately $12.6 million, $11.2 million, $4.1 million, $495,000 and $385,000 in 2011, 2010, 2009, 2008 and 2007, respectively.  The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to approximately $18.7 million, $21.7 million, $8.4 million, $1.8 million and $964,000 in 2011, 2010, 2009, 2008 and 2007, respectively.
Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans the Bank considered impaired, which were included in NPLs, totaled $234.9 million, $273.4 million, $128.5 million, $25.5 million and $9.5 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively, with a valuation allowance of $39.7 million, $40.7 million, $22.7 million, $9.1 million and $4.4 million, respectively.
At December 31, 2011, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2011:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,415,731	$4,947	$43,549	$1,263	$405	$7,833	$1,473,728
Real estate
Consumer mortgage	1,742,593	17,914	148,267	4,434	189	31,793	1,945,190
Home equity	492,235	2,775	17,050	1,134	493	675	514,362
Agricultural	213,280	3,795	19,296	20	-	3,096	239,487
Commercial and industrial- owner occupied	1,167,220	18,280	90,778	496	-	24,801	1,301,575
Construction, acquisition and development	619,497	23,429	136,412	845	-	128,179	908,362
Commercial	1,501,196	37,409	179,295	-	-	36,122	1,754,022
Credit Cards	105,867	41	175	188	10	-	106,281
All other	587,970	16,104	20,263	470	73	2,424	627,304
Total	$7,845,589	$124,694	$655,085	$8,850	$1,170	$234,923	$8,870,311

     In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which at the time do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses may ultimately be restructured or placed in non-accrual status.  At December 31, 2011, the Bank had $9.6 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the 90 days or more past due category or in the non-accrual loan and lease category which includes impaired loans.  See Note 5 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the Company’s internal loan classification system.

      The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2011:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$7,826,994	$13,403	$5,192	$-	$7,845,589
Special Mention	123,201	1,235	-	258	124,694
Substandard	617,234	16,779	5,544	15,528	655,085
Doubtful	6,352	515	317	1,666	8,850
Loss	739	10	25	396	1,170
Impaired	159,939	5,394	9,129	60,461	234,923
Total	$8,734,459	$37,336	$20,207	$78,309	$8,870,311

The following table provides details regarding the aging of the Company’s nonaccrual loans and leases by segment and class at December 31, 2011:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding
	(In thousands)
Commercial and industrial	$521	$1,193	$4,181	$5,895	$6,365	$12,260
Real estate
Consumer mortgages	3,510	2,850	11,595	17,955	29,923	47,878
Home equity	-	65	594	659	1,377	2,036
Agricultural	380	-	719	1,099	3,080	4,179
Commercial and industrial-owner occupied	226	663	12,977	13,866	19,246	33,112
Construction, acquisition and development	2,461	4,606	33,584	40,651	92,459	133,110
Commercial	1,560	1,629	9,397	12,586	28,030	40,616
Credit cards	65	32	398	495	99	594
All other	196	37	1,430	1,663	1,350	3,013
Total	$8,919	$11,075	$74,875	$94,869	$181,929	$276,798

At December 31, 2011, 51.0% of nonaccrual loans and leases were paying as agreed.  Nonaccrual loans that are paying as agreed include loans that are less than 30 days delinquent, require payments at least quarterly and are not being reviewed for restructure.
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
The following table provides additional details related to the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2011:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, but		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,473,728	$12	$12,260	$1,283	$13,555	0.9%
Real estate
Consumer mortgages	1,945,190	2,974	47,878	1,772	52,624	2.7
Home equity	514,362	-	2,036	-	2,036	0.4
Agricultural	239,487	-	4,179	98	4,277	1.8
Commercial and industrial-owner occupied	1,301,575	-	33,112	8,892	42,004	3.2
Construction, acquisition and development	908,362	-	133,110	2,049	135,159	14.9
Commercial	1,754,022	-	40,616	21,216	61,832	3.5
Credit cards	106,281	299	594	2,478	3,371	3.2
All other	627,304	149	3,013	4,230	7,392	1.2
Total	$8,870,311	$3,434	$276,798	$42,018	$322,250	3.6%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2011:

		90+ Days		Restructured		NPL as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, but		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$2,138	$-	$1,067	$-	$1,067	49.9%
One-to-four family construction	169,827	-	14,690	318	15,008	8.8
Recreation and all other loans	67,235	-	436	852	1,288	1.9
Commercial construction	130,124	-	5,235	-	5,235	4.0
Commercial acquisition and development	197,044	-	23,968	433	24,401	12.4
Residential acquisition and development	341,994	-	87,714	446	88,160	25.8
Total	$908,362	$-	$133,110	$2,049	$135,159	14.9%

Securities
The Company uses its securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits.  In evaluating the balance sheet during the second quarter of 2011, management determined that it would be in the Company’s best interest to prepay a portion of its long-term FHLB borrowings.  In the course of that evaluation, management also determined certain securities classified as held-to-maturity should be sold as their terms more closely aligned with the FHLB borrowings which assisted in the mitigation of interest rate risk.  Based on the change in intent not to hold to maturity, the Company transferred all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  The following tables show the carrying value of the Company’s held-to-maturity and available-for-sale securities by investment category at December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Held-to-maturity Securities:
U. S. Government agency securities	$-	$1,246,649	$798,660
Taxable obligations of states and political subdivisions	-	37,103	20,045
Tax-exempt obligations of states and political subdivisions	-	329,267	214,117

Total	$-	$1,613,019	$1,032,822

	2011	2010	2009
	(In thousands)
Available-for-sale Securities:
U. S. Government agency securities	$1,501,243	$433,158	$512,088
Government agency issued residential mortgage-backed securities	404,610	503,229	292,418
Government agency issued commercial mortgage-backed securities	34,599	29,994	18,837
Taxable obligations of states and political subdivisions	113,343	38,019	38,188
Tax-exempt obligations of states and political subdivisions	450,177	72,146	72,650
Collateralized debt obligations	-	-	2,125
Other securities	9,546	19,516	24,466

Total	$2,513,518	$1,096,062	$960,772

A portion of the Company's securities portfolio continues to be tax-exempt.  Investments in tax-exempt securities totaled $450.2 million at December 31, 2011, compared to $401.4 million at the end of 2010 and $286.8 million at the end of 2009.  The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
At December 31, 2011, the Company’s available-for-sale securities totaled $2.5 billion.  These securities, which are subject to possible sale, are recorded at fair value.  At December 31, 2011, the Company held no securities whose decline in fair value was considered other than temporary.
The following tables show the maturities and weighted average yields at December 31, 2011 for the carrying value of the available-for-sale securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale Securities:
U. S. Government agency securities	$252,296	$1,203,070	$45,877	$-	$1,501,243
Government agency issued residential mortgage-backed securities	25,068	269,991	6,464	103,087	404,610
Government agency issued commercial mortgage-backed securities	-	3,424	12,544	18,631	34,599
Obligations of states and political subdivisions	22,742	138,702	52,833	349,243	563,520
Other	-	20	46	9,480	9,546
Total	$300,106	$1,615,207	$117,764	$480,441	$2,513,518

Weighted average yield	3.67%	2.01%	4.37%	5.70%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
Net unrealized gains on available-for-sale securities as of December 31, 2011 totaled $65.5 million.  Net unrealized gains on investment securities as of December 31, 2010 totaled $41.4 million.  Net unrealized gains on held-to-maturity securities comprised $19.7 million of the 2010 amount, while net unrealized gains on available-for-sale securities were $21.7 million.
The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s Investors Services as of December 31, 2011:

	Amortized Cost		Estimated Fair Value
	Amount	% of Total	Amount	% of Total
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$1,936,606	79.1%	$1,979,625	78.76%
Aa1 to Aa3	210,557	8.6%	220,537	8.77%
A1 to A3	28,227	1.2%	28,891	1.15%
Baa1 to Baa2	8,602	0.4%	8,846	0.35%
Caa1	66	0.0%	131	0.01%
Not rated (1)	263,993	10.8%	275,488	10.96%
Total	$2,448,051	100.0%	$2,513,518	100.00%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.
Of the securities not rated by Moody’s, bonds with a book value of $86.5 million and a market value of $91.3 million were rated A- or better by Standard & Poor’s Rating Services.

Goodwill
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  Because of the volatile market conditions during which the Company’s market value fell below book value, however, the Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 and a roll-forward of that analysis during the third quarter of 2011.  Based on these analyses, the estimated fair value exceeded its respective carrying value by 2% for the Company’s Community Banking reporting segment and by 30% for the Company’s Insurance Agencies reporting segment.  The Company’s annual goodwill impairment evaluation performed during the fourth quarter of 2011 also indicated no impairment of goodwill for its reporting units.  Therefore, no goodwill impairment was recorded.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $271.3 million and $270.1 million at December 31, 2011 and December 31, 2010, respectively.

Other Real Estate Owned
Other real estate owned was $173.8 million and $133.4 million at December 31, 2011 and 2010, respectively.  Other real estate owned at December 31, 2011 had aggregate loan balances at the time of foreclosure of $319.1 million.  The following table presents the Company’s other real estate owned by geographical location and collateral type at December 31, 2011:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$436	$17	$-	$-	$940	$-	$-	$-	$1,393
Real estate
Consumer mortgages	3,816	448	3,400	-	5,199	4,160	733	2,889	20,645
Home equity	-	-	51	-	600	-	-	-	651
Agricultural	899	-	275	-	4,542	-	-	-	5,716
Commercial and industrial-owner occupied	1,022	303	1,972	76	2,371	426	174	-	6,344
Construction, acquisition and development	19,318	2,241	18,850	1,974	69,822	6,918	2,763	-	121,886
Commercial	1,121	1,605	3,604	-	7,672	753	232	-	14,987
All other	276	83	220	193	1,358	-	53	-	2,183
Total	$26,888	$4,697	$28,372	$2,243	$92,504	$12,257	$3,955	$2,889	$173,805

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
The following table presents the Bank’s noninterest bearing, interest bearing, savings and other time deposits at December 31, 2011, 2010 and 2009 and the percentage change between years:

	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing deposits	$2,270	10.2%	$2,060	8.3%	$1,902
Interest bearing deposits	4,707	(4.6)	4,932	14.1	4,324
Savings	991	14.8	863	19.0	725
Other time	2,987	(17.8)	3,635	(2.5)	3,727
Total deposits	$10,955	(4.7)	$11,490	7.6	$10,678

The 4.7% decrease in deposits at December 31, 2011 compared to December 31, 2010 was primarily a result of the decrease in other time deposits of 17.8% to $2.9 billion at December 31, 2011 from $3.6 billion at December 31, 2010.

The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2011:

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$2,078,298	-	$1,890,979	-	$1,758,175	-
Interest bearing demand deposits	4,907,058	0.46%	4,649,235	0.76%	4,051,362	0.99%
Savings deposits	943,317	0.34%	784,504	0.46%	712,740	0.52%
Other time deposits	3,322,733	1.86%	3,782,727	2.22%	3,633,453	2.79%

Total deposits	$11,251,406		$11,107,445		$10,155,730

     The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2011 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$275,426
Over three months through six months	210,349
Over six months through 12 months	395,462
Over 12 months	539,968
Total	$1,421,205

The average maturity of time deposits at December 31, 2011 was approximately 14 months, virtually unchanged from December 31, 2010.

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had short-term advances from the FHLB totaling $1.5 million and $2.7 million at December 31, 2011 and 2010, respectively.  The Company repaid $75.0 million in long-term borrowings from the FHLB during the second quarter of 2011.  As a result, long-term borrowings were $33.5 million and $110.0 million at December 31, 2011 and 2010, respectively.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2011.  The Company had federal funds purchased and securities sold under agreement to repurchase of $373.9 million and $440.6 million at December 31, 2011 and 2010, respectively.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $729.0 million at December 31, 2011.  Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by the current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

Off-Balance Sheet Arrangements
In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  As of December 31, 2011, commitments to extend credit included $158.9 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements.  While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $104.2 million at December 31, 2011, with a carrying value and fair value reflecting a gain of $2.1 million, which has been recognized in the Company’s results of operations.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans.  At December 31, 2011, the Company had $107.0 million in such commitments to sell, with a carrying value and fair value reflecting a loss of $1.1 million, which has been recognized in the Company’s results of operations.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,129,746	11.77%	$1,070,744	10.61%
Total capital (to risk-weighted assets)	1,250,801	13.03	1,197,626	11.87
Tier I leverage capital (to average assets)	1,129,746	8.85	1,070,744	8.07

The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,099,369	11.46%	$1,040,714	10.32%
Total capital (to risk-weighted assets)	1,220,424	12.73	1,167,596	11.58
Tier I leverage capital (to average assets)	1,099,369	8.67	1,040,714	7.87

    Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends that the Company may declare and pay. For example, under guidance issued by the Federal Reserve Board, as a bank holding company, the Company required to consult with the Federal Reserve before declaring dividends and is to consider eliminating, deferring or reducing dividends if (i) the Company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the Company’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) the Company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
In addition, the Company needs the approval of the Federal Reserve and the Bank needs the approval of the FDIC before paying cash dividends. Further, the Bank’s board of directors has approved a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance such that the declaration and payment of dividends will be limited to the Bank’s current net operating income and conditioned upon the prior written consent of the regulators and maintenance of minimum capital ratios. Finally, the Company’s board of directors has approved a resolution requested by the Federal Reserve such that the Company needs the prior approval of the Federal Reserve before making any declaration or payment of dividends on any of its capital stock.

Uses of Capital
The Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies, including FDIC-assisted transactions.  The Company anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof.
Management determined not to extend the Company’s stock repurchase program when it expired on April 30, 2011. No shares of Company common stock were repurchased under this program in 2011. A total of 460,700 shares were repurchased under this program during the period from May 1, 2007 through April 30, 2011.
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
The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company’s $30.5 million in assumed trust preferred securities qualifies as Tier I capital under Federal Reserve Board guidelines.  See Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding Junior Subordinated Debt Securities.

Contractual Obligations
The Company has contractual obligations to make future payments on debt and lease agreements.  See Notes 10, 11, 12 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations.  The following table summarizes the Company’s contractual obligations at December 31, 2011:

	Payment Due by Period
		Less than	One to Three	Three to Five	More than
	Total	One Year	Years	Years	Five Years
Contractual obligations:	(In thousands)
Deposit maturities	$10,955,189	$9,907,959	$711,665	$335,322	$243
Junior subordinated debt	160,312	-	-	-	160,312
Long-term FHLB borrowings	33,500	-	-	3,500	30,000
Short-term FHLB and other borrowings	1,581	1,518	36	27	-
Operating lease obligations	20,864	6,052	7,135	3,042	4,635
Purchase obligations	38,232	20,019	12,269	3,636	2,308
Total contractual obligations	$11,209,678	$9,935,548	$731,105	$345,527	$197,498

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

Certain Litigation Contingencies
The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative investigations and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants. From time to time, borrowers, customers, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company’s insurance has deductibles, and will likely not cover all such litigation or other proceedings or the costs of defense. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and Exchange Commission, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau, the Department of Justice, state attorneys general and the Mississippi Department of Banking and Consumer Finance.
When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.
The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance will not cover all such litigation, other proceedings or claims, or the costs of defense.
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of December 31, 2011 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the purported class action lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal controls and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC issued subpoenas for documents and testimony, with which the Company has fully complied.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
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
On January 1, 2009, the Company adopted a new accounting standard regarding disclosures about derivative instruments and hedging activities.  This new accounting standard changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under an existing standard regarding derivative instruments and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This new accounting standard regarding disclosures about derivative instruments and hedging activities has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company.  All required disclosures are contained in this Report.
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
Effective June 30, 2009, the Company adopted a new accounting standard regarding subsequent events.  This new accounting standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company has evaluated any subsequent events through the date of this filing.  Management does not believe there are any material subsequent events which would require further disclosure.  The adoption of this new accounting standard regarding subsequent events has had no material impact on the financial position or results of operations of the Company.
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
In January 2010, the Company adopted a new accounting standard regarding accounting for transfers of financial assets.  This new accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The adoption of this new accounting standard regarding accounting for transfers of financial assets has had no material impact on the financial position or results of operations of the Company.
In January 2010, the Company adopted a new accounting standard regarding consolidation of variable interest entities.  This new accounting standard amends existing accounting literature regarding consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The adoption of this new accounting standard regarding consolidation of variable interest entities has had no material impact on the financial position or results of operations of the Company.
In January 2010, the FASB issued an accounting standards update (“ASU”) regarding fair value measurements and disclosures.  This ASU revises two disclosure requirements concerning fair value measurements and clarifies two others.  This ASU requires expanded disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurement and the reasons for the transfers, as well as the clarifications of existing disclosures, and was effective for interim or annual reporting periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010.  This ASU impacts disclosures only and is included in Note 14 to the Company’s Consolidated Financial Statements included in this Report.  This ASU did not have an impact on the financial position or results of operations of the Company.
In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010.  This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses impacts disclosures only and is included in Notes 5 and 6 to the Company’s Consolidated Financial Statements included in this Report.  The new accounting standard did not have an impact on the financial position or results of operations of the Company.
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
In May 2011, the FASB issued an ASU regarding amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This ASU

provides amendments to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurements and disclosure requirements are the same.  The ASU is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company is in the process of assessing the impact of this new ASU on the financial position and results of operations of the Company.
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
Mortgage servicing rights (“MSRs”) are sensitive to changes in interest rates.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments.
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
The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2011.  The expected maturity categories take into account repricing opportunities as well as contractual maturities.  For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors.  The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity.  The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
Rate-sensitive assets:	(Dollars in thousands)
Fixed interest rate loans and leases	$1,305,313	$992,548	$998,375	$684,511	$952,529	$325,016	$5,258,292	$5,250,363
Average interest rate	5.57%	5.76%	5.51%	5.57%	5.16%	5.44%	5.51%
Variable interest rate loans and leases	$3,230,720	$89,247	67,205	25,744	57,140	225,421	$3,695,477	$3,759,127
Average interest rate	4.64%	5.35%	4.90%	5.66%	4.86%	5.03%	4.70%
Fixed interest rate securities	$412,389	$499,561	$508,283	$205,165	$86,257	$717,779	$2,429,434	$2,513,763
Average interest rate	2.35%	2.29%	1.96%	3.03%	4.06%	4.10%	2.89%
Other interest bearing assets	$303,663	-	-	-	-	-	$303,663	$303,663
Average interest rate	0.26%	-	-	-	-	-	0.26%

Mortgage servicing rights (1)	-	-	-	-	-	-	$30,123	$30,123

Rate-sensitive liabilities:
Savings and interest bearing checking	$5,698,527	-	-	-	-	-	$5,698,527	$5,698,527
Average interest rate	0.37%	-	-	-	-	-	0.37%
Fixed interest rate time deposits	$1,939,633	$355,323	$356,342	$212,470	$122,852	$243	$2,986,863	$3,029,147
Average interest rate	1.17%	1.96%	3.02%	2.96%	1.85%	10.41%	1.64%
Fixed interest rate borrowings	$1,500	$-	$-	$3,568	$-	$190,312	$195,380	$201,709
Average interest rate	4.71%	-	-	4.91%	-	7.41%	7.34%
Variable interest rate borrowings	$329,950	$40,948	-	$3,035	-	-	$373,933	$373,742
Average interest rate	0.06%	0.10%	-	0.50%	-	-	0.07%

Rate-sensitive off balance sheet items:

Commitments to extend credit for single family mortgage loans	$104,229	-	-	-	-	-	$104,229	$104,229
Average interest rate	3.80%	-	-	-	-	-	3.80%
Forward contracts to sell individual fixed rate mortgage loans	$106,961	-	-	-	-	-	$106,961	$106,961
Average interest rate	3.51%	-	-	-	-	-	3.51%
Interest rate swap position to receive	$493,343	-	-	-	-	-	$493,343	$53,608
Average interest rate	2.55%	-	-	-	-	-	2.55%
Interest rate swap position to pay	$493,343	-	-	-	-	-	$493,343	$(54,349)
Average interest rate	5.94%	-	-	-	-	-	5.94%

(1) Mortgage servicing rights represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

For additional information about the Company’s market risk and its strategies for minimizing this risk, see  “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity” and “– Interest Rate Risk Management” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2011	(In thousands, except per share amounts)
Interest revenue	$138,828	$137,235	$132,397	$129,393
Net interest revenue	109,437	109,912	108,075	107,489
Provision for credit losses	53,479	32,240	25,112	19,250
(Loss) income before income taxes	(5,741)	15,747	14,320	17,718
Income tax (benefit) expense	(5,247)	2,921	2,386	4,415
Net (loss) income	(494)	12,826	11,934	13,303
(Loss) earnings per share: Basic	(0.01)	0.15	0.14	0.16
Diluted	(0.01)	0.15	0.14	0.16
Dividends per share	0.11	0.01	0.01	0.01

2010
Interest revenue	$148,658	$146,162	$144,885	$143,057
Net interest revenue	111,882	109,329	109,678	110,253
Provision for credit losses	43,519	62,354	54,850	43,293
Income (loss) before income taxes	11,212	(15,955)	1,493	17,488
Income tax expense (benefit)	2,816	(3,395)	(9,767)	1,641
Net income (loss)	8,396	(12,560)	11,260	15,847
Earnings (loss) per share: Basic	0.10	(0.15)	0.13	0.19
Diluted	0.10	(0.15)	0.13	0.19
Dividends per share	0.22	0.22	0.22	0.22

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 70 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
BancorpSouth, Inc.:

We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Memphis, Tennessee
February 27, 2012

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BancorpSouth, Inc.:

 We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Memphis, Tennessee
February 27, 2012

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries	December 31,
	2011	2010
Assets	(In thousands)
Cash and due from banks	$195,681	$99,916
Interest bearing deposits with other banks	303,663	172,170
Held-to-maturity securities (fair value of $- and $1,632,691, respectively)	-	1,613,019
Available-for-sale securities (amortized cost of $2,448,051 and $1,074,350, respectively)	2,513,518	1,096,062
Federal funds sold and securities purchased under agreement to resell	-	150,000
Loans and leases	8,911,258	9,376,351
Less: Unearned income	40,947	43,244
Allowance for credit losses	195,118	196,913
Net loans and leases	8,675,193	9,136,194
Loans held for sale	83,458	93,697
Premises and equipment, net	323,383	332,890
Accrued interest receivable	51,266	61,025
Goodwill	271,297	270,097
Bank-owned life insurance	200,085	194,064
Other real estate owned	173,805	133,412
Other assets	204,502	262,464

Total Assets	$12,995,851	$13,615,010

Liabilities and Shareholders' Equity
Deposits:
Demand:
Noninterest bearing	$2,269,799	$2,060,145
Interest bearing	4,706,825	4,931,518
Savings	991,702	863,034
Other time	2,986,863	3,635,324
Total deposits	10,955,189	11,490,021
Federal funds purchased and securities sold under agreement to repurchase	373,933	440,593
Short-term Federal Home Loan Bank borrowings and other short-term borrowings	1,500	2,727
Accrued interest payable	8,644	14,336
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	110,000
Other liabilities	199,861	174,777
Total Liabilities	11,732,939	12,392,766
Shareholders' Equity
Common stock, $2.50 par value
Authorized - 500,000,000 shares; Issued - 83,483,796 and
83,481,737 shares, respectively	208,709	208,704
Capital surplus	227,567	224,976
Accumulated other comprehensive loss	(2,261)	(14,453)
Retained earnings	828,897	803,017
Total Shareholders' Equity	1,262,912	1,222,244
Commitments and contingencies
Total Liabilities and Shareholders' Equity	$12,995,851	$13,615,010

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2011	2010	2009
Interest Revenue	(In thousands, except per share amounts)
Loans and leases	$461,076	$496,782	$517,013
Deposits with other banks	701	355	131
Federal funds sold and securities purchased under agreement to resell	167	606	74
Held-to-maturity securities:
Taxable	13,080	36,278	46,957
Tax-exempt	5,638	10,409	8,852
Available-for-sale securities:
Taxable	43,989	32,033	35,026
Tax-exempt	10,983	3,275	3,396
Loans held for sale	2,219	3,024	3,965
Total interest revenue	537,853	582,762	615,414
Interest Expense
Deposits:
Interest bearing demand	22,646	35,187	40,047
Savings	3,211	3,576	3,700
Other time	61,709	83,999	101,308
Federal funds purchased and securities sold under agreement to repurchase	458	841	1,629
FHLB borrowings	3,459	6,545	11,597
Junior subordinated debt	11,451	11,461	11,630
Other	6	11	604
Total interest expense	102,940	141,620	170,515
Net interest revenue	434,913	441,142	444,899
Provision for credit losses	130,081	204,016	117,324
Net interest revenue, after provision for credit losses	304,832	237,126	327,575
Noninterest Revenue
Mortgage lending	17,069	29,745	32,225
Credit card, debit card and merchant fees	42,373	37,663	34,244
Service charges	66,670	70,690	72,864
Trust income	12,186	11,149	9,698
Securities gains (losses), net	12,127	2,569	(55)
Insurance commissions	86,918	82,172	80,937
Other	33,502	30,156	45,363
Total noninterest revenue	270,845	264,144	275,276
Noninterest Expense
Salaries and employee benefits	282,880	271,688	278,734
Occupancy, net of rental income	42,362	43,008	42,108
Equipment	21,707	22,598	23,508
Deposit insurance assessments	21,316	19,259	19,672
Prepayment penalty on FHLB borrowings	9,778	-	-
Other	155,590	130,480	125,995
Total noninterest expense	533,633	487,033	490,017
Income before income taxes	42,044	14,237	112,834
Income tax expense (benefit)	4,475	(8,705)	30,105
Net Income	$37,569	$22,942	$82,729

Net Income Per Share: Basic	$0.45	$0.28	$0.99
Diluted	$0.45	$0.27	$0.99

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income
BancorpSouth, Inc. and Subsidiaries				Accumulated
Years Ended December 31, 2011, 2010 and 2009				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2008	83,105,100	$207,763	$215,255	$(26,896)	$844,138	$1,240,260
Net income	-	-	-	-	82,729	82,729
Change in fair value of available-for-sale securities, net of tax effect of $4,389	-	-	-	7,057	-	7,057
Change in pension funding status, net of tax effect of $7,080	-	-	-	11,430	-	11,430
Comprehensive income						101,216
Exercise of stock options	341,089	853	5,467	-	-	6,320
Income tax benefit from exercise of stock options	-	-	500	-	-	500
Recognition of stock compensation	4,107	10	1,325	-	-	1,335
Cash dividends declared, $0.87 per share	-	-	-	-	(73,335)	(73,335)
Balance, December 31, 2009	83,450,296	208,626	222,547	(8,409)	853,532	1,276,296
Net income	-	-	-	-	22,942	22,942
Change in fair value of available-for-sale securities, net of tax effect of ($3,219)	-	-	-	(5,165)	-	(5,165)
Change in pension funding status, net of tax effect of ($544)	-	-	-	(879)	-	(879)
Comprehensive income						16,898
Exercise of stock options	26,441	65	355	-	-	420
Income tax benefit from exercise of stock options
Recognition of stock compensation	5,000	13	2,030	-	-	2,043
Cash dividends declared, $0.88 per share	-	-	-	-	(73,457)	(73,457)
Balance, December 31, 2010	83,481,737	208,704	224,976	(14,453)	803,017	1,222,244
Net income	-	-	-	-	37,569	37,569

Change in fair value of available-for-sale securities, net of tax effect of $16,766	-	-	-	26,989	-	26,989
Change in pension funding status, net of tax effect of ($9,166)	-	-	-	(14,797)	-	(14,797)
Comprehensive income						49,761
Exercise of stock options	2,217	5	15	-	-	20
Income tax expense from exercise of stock options	-	-	(50)	-	-	(50)
Recognition of stock compensation	5,000	13	2,670	-	-	2,683
Repurchase of stock	(5,158)	(13)	(44)			(57)
Cash dividends declared, $0.14 per share	-	-	-	-	(11,689)	(11,689)
Balance, December 31, 2011	83,483,796	$208,709	$227,567	$(2,261)	$828,897	$1,262,912

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2011	2010	2009
Operating Activities:	(In thousands)
Net income	$37,569	$22,942	$82,729
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	130,081	204,016	117,324
Depreciation and amortization	28,890	29,763	30,797
Deferred taxes	(6,568)	(16,050)	(9,358)
Amortization of intangibles	3,324	3,909	4,957
Amortization of debt securities premium and discount, net	19,176	5,111	5,561
Share-based compensation expense	2,683	2,043	1,335
Security (gains) losses, net	(12,127)	(2,569)	55
Net deferred loan origination expense	(8,357)	(8,948)	(9,813)
Excess tax expense (benefit) from exercise of stock options	50	(44)	(500)
Decrease in interest receivable	9,759	7,626	10,532
Decrease in interest payable	(5,692)	(5,252)	(1,167)
Realized gain on student loans sold	-	-	(3,690)
Proceeds from student loans sold	-	-	159,543
Origination of student loans held for sale	-	-	(33,407)
Realized gain on mortgages sold	(36,968)	(35,087)	(25,089)
Proceeds from mortgages sold	1,262,709	1,462,230	1,565,435
Origination of mortgages held for sale	(1,212,548)	(1,440,206)	(1,542,029)
Increase in bank-owned life insurance	(6,021)	(6,293)	(5,499)
Decrease (increase) in prepaid pension asset	25,056	1,596	(51,322)
Decrease (increase) in prepaid deposit insurance assessments	20,088	17,299	(49,625)
Other, net	5,321	(18,088)	33,256
Net cash provided by operating activities	256,425	223,998	280,025
Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	135,781	600,231	399,302
Proceeds from calls and maturities of available-for-sale securities	387,105	161,654	133,688
Proceeds from sales of available-for-sale securities	274,807	136,769	-
Purchases of held-to-maturity securities	(151,105)	(1,180,677)	(99,282)
Purchases of available-for-sale securities	(414,269)	(444,321)	(105,027)
Net decrease (increase) in short-term investments	150,000	(75,000)	-
Net decrease (increase) in loans and leases	298,884	193,684	(160,968)
Purchases of premises and equipment	(20,475)	(19,609)	(25,296)
Proceeds from sale of premises and equipment	2,363	486	3,399
Contingency earn-out payment	(1,200)	-	(1,130)
Other, net	(51)	(68)	(65)
Net cash provided by (used in) investing activities	661,840	(626,851)	144,621
Financing Activities:
Net (decrease) increase in deposits	(534,832)	812,319	965,830
Net decrease in short-term debt and other liabilities	(69,399)	(302,799)	(1,420,072)
Advances of long-term debt	-	-	30,000
Repayment of long-term debt	(75,000)	(33)	(41)
Issuance of common stock	20	420	6,320
Repurchase of common stock	(57)	-	-
Excess tax (benefit) expense from exercise of stock options	(50)	44	500
Payment of cash dividends	(11,689)	(73,457)	(73,335)
Net cash (used in) provided by financing activities	(691,007)	436,494	(490,798)
Increase (decrease) in Cash and Cash Equivalents	227,258	33,641	(66,152)
Cash and Cash Equivalents at Beginning of Year	272,086	238,445	304,597
Cash and Cash Equivalents at End of Year	$499,344	$272,086	$238,445

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2011, 2010 and 2009

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with U.S. GAAP.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported.  Actual results could differ significantly from those estimates.  The Company’s subsidiaries are engaged in the business of banking, insurance, brokerage and other activities closely related to banking.  The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies.  The following is a summary of the Company’s more significant accounting and reporting policies.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Statements
Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks.  The Company paid interest of $108.6 million, $146.9 million and $171.7 million and income taxes of $11.6 million, $1.9 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  The Company did not have any securities classified as held-to-maturity at December 31, 2011.
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
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers, and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At December 31, 2011, impaired loans totaled $234.9 million, which was net of cumulative charge-offs of $52.2 million.  Additionally, the Company had specific reserves of $39.7 million included in the allowance for credit losses.  Impaired loans at December 31, 2011 were primarily from the Company’s residential construction, acquisition and development and commercial real estate portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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
The Bank's policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  Once placed in non-accrual status, all accrued but uncollected interest related to the current fiscal year is reversed against the appropriate interest and fee income on loans and leases account with any accrued but uncollected interest related to prior fiscal years reversed against the allowance for credit losses account.
In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2011, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system.  Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2011, seven mortgage loans totaling approximately $803,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $181,000 were recognized related to these repurchased and make whole loans.  During 2010, eleven mortgage loans totaling $1.6 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $314,000 were recognized related to these repurchase and make whole loans.
Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  Under FASB ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. GAAP with the offsetting liability being reported as other liabilities.  At December 31, 2011, the amount of loans subject to buy back was $21.5 million.  These loans are excluded from the disclosure of NPLs in Note 5, Loans and Leases.

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

Goodwill and Other Intangible Assets
Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.  Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified.  If impaired, the asset is written down to its estimated fair value.  No impairment charges have been recognized through December 31, 2011.  See Note 9, Goodwill and Other Intangible Assets, for additional information.

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
The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2011 model and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.80% for the Basic Plan, 4.45% for the Restoration Plan and 3.85% for the Supplemental Plan based on a December 31, 2011 measurement date.

Stock-Based Compensation
At December 31, 2011, the Company had three stock-based employee compensation plans.  The Company recognizes compensation costs related to these stock-based employee compensation plans in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  The Company recognized compensation costs for unvested awards of $2.1 million, $2.2 million and $1.7 million in 2011, 2010 and 2009, respectively.  See Note 16, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.

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
The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2011, the notional amount of customer related derivative financial instruments was $493.3 million with an average maturity of 62.3 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.9%.

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
On January 1, 2009, the Company adopted a new accounting standard regarding disclosures about derivative instruments and hedging activities.  This new accounting standard changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under an existing standard regarding derivative instruments and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This new accounting standard regarding disclosures about derivative instruments and hedging activities has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company.  All required disclosures are contained in these Notes.
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
In January 2010, the Company adopted a new accounting standard regarding accounting for transfers of financial assets.  This new accounting standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The adoption of this new accounting standard regarding accounting for transfers of financial assets has had no material impact on the financial position or results of operations of the Company.
In January 2010, the Company adopted a new accounting standard regarding consolidation of variable interest entities.  This new accounting standard amends existing accounting literature regarding consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The adoption of this new accounting standard regarding consolidation of variable interest entities has had no material impact on the financial position or results of operations of the Company.
In January 2010, the FASB issued an accounting standards update (“ASU”) regarding fair value measurements and disclosures.  This ASU revises two disclosure requirements concerning fair value measurements and clarifies two others.  This ASU requires expanded disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurement and the reasons for the transfers, as well as the clarifications of existing disclosures, and was effective for interim or annual reporting periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for interim or annual reporting periods beginning after December 15, 2010.  This ASU impacts disclosures only and is included in Note 14 below.  This ASU did not have an impact on the financial position or results of operations of the Company.
In July 2010, the FASB issued a new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This new accounting standard amends existing accounting literature regarding disclosures about the credit quality of financing receivables and the allowance for credit losses to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This new accounting standard is effective for fiscal years and interim reporting periods ending on or after December 15, 2010.  This new accounting standard regarding disclosures about the credit quality of financing receivables and the allowance for credit losses impacts disclosures only and is included in Notes 5 and 6 below.  The new accounting standard did not have an impact on the financial position or results of operations of the Company.
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
In May 2011, the FASB issued an ASU regarding amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This ASU provides amendments to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurements and disclosure requirements are the same.  The ASU is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  Early adoption is not permitted.  The Company is in the process of assessing the impact of this new ASU on the financial position and results of operations of the Company.

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

(2)  BUSINESS COMBINATIONS
The Company completed no material acquisition during 2009, 2010 or 2011.

(3) HELD-TO-MATURITY SECURITIES
During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  The Company did not have any securities classified as held-to-maturity at December 31, 2011.   Amortized cost and estimated fair values of held-to-maturity securities as of December 31, 2010 follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,246,649	$27,082	$4,320	$1,269,411
Obligations of states and political subdivisions	366,370	4,286	7,376	363,280
Total	$1,613,019	$31,368	$11,696	$1,632,691

Gross gains of approximately $37,000 and no gross losses were recognized on held-to-maturity securities in 2011 prior to the reclassification of held-to-maturity securities to available-for-sale securities.  Gross gains of approximately $155,000 and no gross losses were recognized in 2010 and gross gains of approximately $113,000 and gross losses of approximately $2,000 were recognized in 2009 on held-to-maturity securities.  These gains and losses were a result of held-to-maturity securities being called prior to maturity.

(4) AVAILABLE-FOR-SALE SECURITIES
A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2011 and 2010 follows:

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,471,920	$29,347	$24	$1,501,243
Government agency issued residential mortgage-backed securities	394,894	9,786	70	404,610
Government agency issued commercial mortgage-backed securities	31,161	3,438	-	34,599
Obligations of states and political subdivisions	541,138	22,705	323	563,520
Other	8,938	608	-	9,546
Total	$2,448,051	$65,884	$417	$2,513,518

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$416,005	$17,153	$-	$433,158
Government agency issued residential mortgage-backed securities	498,874	5,954	1,599	503,229
Government agency issued commercial mortgage-backed securities	29,582	676	264	29,994
Obligations of states and political subdivisions	110,946	965	1,746	110,165
Other	18,943	573	-	19,516
Total	$1,074,350	$25,321	$3,609	$1,096,062

At December 31, 2011, the Company’s available-for-sale securities included FHLB stock with a carrying value of $8.7 million compared to a required investment of $8.3 million.  FHLB stock is carried at amortized cost in the financial statements.
Gross gains of $12.4 million and gross losses of approximately $327,000 were recognized in 2011, gross gains of $4.5 million and gross losses of $2.1 million were recognized in 2010 and gross gains of approximately $84,000 and gross losses of approximately $250,000 were recognized in 2009 on available-for-sale securities.  The gross losses of $2.1 million in 2010 and approximately $250,000 in 2009 were the result of the other-than-temporary impairment charge related to credit losses on the Company’s investment in pooled trust preferred securities.  The fair value of these securities was negatively impacted by market conditions.  Subsequent to the other-than-temporary charges in 2010, the securities had no remaining book value.  No other-than-temporary impairment was recorded in 2011.
Available-for-sale securities with a carrying value of $1.6 billion at December 31, 2011 were pledged to secure public and trust funds on deposit and for other purposes.  Included in available-for-sale securities at December 31, 2011, were securities with a carrying value of $276.8 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $143.1 million issued by a political subdivision within the State of Arkansas.
The amortized cost and estimated fair value of available-for-sale securities at December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$295,485	$300,106	3.67%
Maturing after one year through five years	1,582,442	1,615,207	2.01
Maturing after five years through ten years	113,105	117,764	4.37
Maturing after ten years	457,019	480,441	5.70
Total	$2,448,051	$2,513,518

A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2011 and 2010 follows:

	2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$34,850	$24	$-	$-	$34,850	$24
Government agency issued residential
mortgage-backed securities	-	-	3,751	70	3,751	70
Government agency issued commercial
mortgage-backed securities	-	-	-	-	-	-
Obligations of states and
political subdivisions	20,820	144	9,214	179	30,034	323
Other	-	-	-	-	-	-
Total	$55,670	$168	$12,965	$249	$68,635	$417

	2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Government agency issued residential
mortgage-backed securities	184,820	1,599	-	-	184,820	1,599
Government agency issued commercial
mortgage-backed securities	7,843	177	3,996	87	11,839	264
Obligations of states and
political subdivisions	36,884	1,601	841	145	37,725	1,746
Other	-	-	-	-	-	-
Total	$229,547	$3,377	$4,837	$232	$234,384	$3,609

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded in 2011.

(5) LOANS AND LEASES
The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial.  A summary of gross loans and leases by segment and class at December 31, 2011 and 2010 follows:

	2011	2010
	(In thousands)
Commercial and industrial	$1,484,967	$1,505,471
Real estate
Consumer mortgage	1,945,190	1,951,563
Home equity	514,362	543,272
Agricultural	239,487	252,292
Commercial and industrial-owner occupied	1,301,575	1,331,473
Construction, acquisition and development	908,362	1,174,743
Commercial	1,754,022	1,816,951
Credit Cards	106,281	106,345
All other	657,012	694,241
Total	$8,911,258	$9,376,351

The following table shows the Company’s loans and leases, net of unearned income, as of December 31, 2011 by geographical location:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$63,583	$188,329	$312,364	$51,291	$23,745	$80,094	$258,225	$496,097	$1,473,728
Real estate
Consumer mortgages	111,455	272,857	756,389	56,808	86,576	162,604	427,955	70,546	1,945,190
Home equity	58,991	42,250	174,632	26,930	70,034	76,361	63,298	1,866	514,362
Agricultural	6,354	71,592	71,787	4,047	9,601	13,163	57,836	5,107	239,487
Commercial and industrial-owner occupied	115,133	167,935	455,700	67,055	99,394	98,860	248,107	49,391	1,301,575
Construction, acquisition and development	103,594	80,121	259,551	51,432	98,948	98,865	196,490	19,361	908,362
Commercial	199,844	346,534	352,754	223,849	115,783	101,068	359,989	54,201	1,754,022
Credit cards**	-	-	-	-	-	-	-	106,281	106,281
All other	29,846	90,905	201,067	4,443	54,846	47,412	89,417	109,368	627,304
Total	$688,800	$1,260,523	$2,584,244	$485,855	$558,927	$678,427	$1,701,317	$912,218	$8,870,311

* Excludes the Greater Memphis Area
** Credit card receivables are spread across all geographic regions but are not viewed by the Company's management as part of the geographic breakdown.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  Prior to March 2010, some of these loans were structured with interest reserves to fund interest costs during the construction and development period.  The Company’s general loan policy was changed in March 2010 to prohibit the use of interest reserves on loans made after that time.  Additionally, certain of these loans are structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2011:

	2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$5,571	$4,209	$4,193	$13,973	$1,459,755	$1,473,728	$12
Real estate
Consumer mortgages	15,740	6,485	14,569	36,794	1,908,396	1,945,190	2,974
Home equity	1,837	265	594	2,696	511,666	514,362	-
Agricultural	666	54	719	1,439	238,048	239,487	-
Commercial and industrial-owner occupied	2,199	844	12,977	16,020	1,285,555	1,301,575	-
Construction, acquisition and development	4,826	4,955	33,584	43,365	864,997	908,362	-
Commercial	3,778	2,702	9,397	15,877	1,738,145	1,754,022	-
Credit cards	595	303	697	1,595	104,686	106,281	299
All other	2,124	390	1,579	4,093	623,211	627,304	149
Total	$37,336	$20,207	$78,309	$135,852	$8,734,459	$8,870,311	$3,434

	2010
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$13,037	$848	$12,000	$25,885	$1,465,298	$1,491,183	$675
Real estate
Consumer mortgages	16,937	4,481	20,640	42,058	1,909,505	1,951,563	6,521
Home equity	1,258	800	755	2,813	540,459	543,272	173
Agricultural	1,140	3,450	3,527	8,117	244,175	252,292	123
Commercial and industrial-owner occupied	9,260	1,290	7,323	17,873	1,313,600	1,331,473	20
Construction, acquisition and development	22,436	9,837	94,264	126,537	1,048,206	1,174,743	197
Commercial	4,409	4,712	10,507	19,628	1,797,323	1,816,951	-
Credit cards	793	373	780	1,946	104,399	106,345	330
All other	2,058	1,117	847	4,022	661,263	665,285	461
Total	$71,328	$26,908	$150,643	$248,879	$9,084,228	$9,333,107	$8,500

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The Company’s internal loan classification system is compatible with classifications used by the FDIC, as well as other regulatory agencies.  Loans may be classified as follows:

Pass:  Loans which are performing as agreed with few or no signs of weakness.  These loan show sufficient cash flow, capital and collateral to repay the loan as agreed.  Borrowers for these loans include well capitalized public corporations.

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

The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2011 and 2010:

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,415,731	$4,947	$43,549	$1,263	$405	$7,833	$1,473,728
Real estate
Consumer mortgage	1,742,593	17,914	148,267	4,434	189	31,793	1,945,190
Home equity	492,235	2,775	17,050	1,134	493	675	514,362
Agricultural	213,280	3,795	19,296	20	-	3,096	239,487
Commercial and industrial-owner occupied	1,167,220	18,280	90,778	496	-	24,801	1,301,575
Construction, acquisition and development	619,497	23,429	136,412	845	-	128,179	908,362
Commercial	1,501,196	37,409	179,295	-	-	36,122	1,754,022
Credit Cards	105,867	41	175	188	10	-	106,281
All other	587,970	16,104	20,263	470	73	2,424	627,304
Total	$7,845,589	$124,694	$655,085	$8,850	$1,170	$234,923	$8,870,311

	December 31, 2010
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,429,443	$5,764	$51,562	$1,577	$701	$2,136	$1,491,183
Real estate
Consumer mortgage	1,813,740	1,867	104,504	3,106	123	28,223	1,951,563
Home equity	527,047	1,231	13,169	613	361	851	543,272
Agricultural	226,054	309	21,614	-	20	4,295	252,292
Commercial and industrial-owner occupied	1,250,265	1,422	62,783	900	30	16,073	1,331,473
Construction, acquisition and development	845,725	1,882	138,929	2,243	1,046	184,918	1,174,743
Commercial	1,688,228	5,565	86,358	98	495	36,207	1,816,951
Credit Cards	106,181	11	146	7	-	-	106,345
All other	641,292	35	22,735	477	44	702	665,285
Total	$8,527,975	$18,086	$501,800	$9,021	$2,820	$273,405	$9,333,107

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at December 31, 2011 and 2010:

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$4,874	$6,854	$-	$3,879	$78
Real estate
Consumer mortgage	16,883	19,538	-	19,628	397
Home equity	627	771	-	541	1
Agricultural	1,549	2,676	-	2,502	20
Commercial and industrial-owner occupied	6,973	9,191	-	11,598	185
Construction, acquisition and development	69,843	89,782	-	107,596	941
Commercial	15,184	24,198	-	20,702	311
All other	1,284	1,668	-	1,169	67
Total	$117,217	$154,678	$-	$167,615	$2,000

With an allowance:
Commercial and industrial	$2,959	$3,301	$4,071	$3,558	$49
Real estate
Consumer mortgage	14,910	16,224	4,386	14,960	323
Home equity	48	276	48	504	3
Agricultural	1,547	1,547	380	3,164	18
Commercial and industrial-owner occupied	17,828	21,085	3,601	10,329	146
Construction, acquisition and development	58,336	67,426	21,581	80,957	1,651
Commercial	20,938	21,422	5,324	27,210	851
All other	1,140	1,140	317	1,307	8
Total	$117,706	$132,421	$39,708	$141,989	$3,049

Total:
Commercial and industrial	$7,833	$10,155	$4,071	$7,437	$127
Real estate
Consumer mortgage	31,793	35,762	4,386	34,588	720
Home equity	675	1,047	48	1,045	4
Agricultural	3,096	4,223	380	5,666	38
Commercial and industrial-owner occupied	24,801	30,276	3,601	21,927	331
Construction, acquisition and development	128,179	157,208	21,581	188,553	2,592
Commercial	36,122	45,620	5,324	47,912	1,162
All other	2,424	2,808	317	2,476	75
Total	$234,923	$287,099	$39,708	$309,604	$5,049

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Commercial and industrial	$1,457	$2,600	$-
Real estate
Consumer mortgage	11,228	14,273	-
Home equity	290	629	-
Agricultural	1,439	1,981	-
Commercial and industrial-owner occupied	10,920	12,371	-
Construction, acquisition and development	80,204	120,938	-
Commercial	15,795	20,478	-
All other	702	931	-
Total	$122,035	$174,201	$-

With an allowance:
Commercial and industrial	$679	$977	$125
Real estate
Consumer mortgage	16,995	16,644	4,226
Home equity	561	561	41
Agricultural	2,856	3,132	544
Commercial and industrial-owner occupied	5,153	5,298	1,361
Construction, acquisition and development	104,714	123,538	29,195
Commercial	20,412	21,026	5,227
All other	-	-	-
Total	$151,370	$171,176	$40,719

Total:
Commercial and industrial	$2,136	$3,577	$125
Real estate
Consumer mortgage	28,223	30,917	4,226
Home equity	851	1,190	41
Agricultural	4,295	5,113	544
Commercial and industrial-owner occupied	16,073	17,669	1,361
Construction, acquisition and development	184,918	244,476	29,195
Commercial	36,207	41,504	5,227
All other	702	931	-
Total	$273,405	$345,377	$40,719

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type at December 31, 2011 and 2010:

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$1,067	$2,259	$-	$5,474	$18
One-to-four family construction	7,931	9,313	-	9,269	94
Recreation and all other loans	372	545	-	491	9
Commercial construction	633	917	-	9,663	83
Commercial acquisition and development	17,130	19,855	-	20,640	99
Residential acquisition and development	42,710	56,893	-	62,059	638
Total	$69,843	$89,782	$-	$107,596	$941

With an allowance:
Multi-family construction	$-	$-	$-	$571	$-
One-to-four family construction	5,313	6,083	1,589	5,334	108
Recreation and all other loans	-	-	-	271	2
Commercial construction	4,387	5,128	886	7,289	126
Commercial acquisition and development	5,091	7,728	1,418	12,965	429
Residential acquisition and development	43,545	48,487	17,688	54,527	986
Total	$58,336	$67,426	$21,581	$80,957	$1,651

Total:
Multi-family construction	$1,067	$2,259	$-	$6,045	$18
One-to-four family construction	13,244	15,396	1,589	14,603	202
Recreation and all other loans	372	545	-	762	11
Commercial construction	5,020	6,045	886	16,952	209
Commercial acquisition and development	22,221	27,583	1,418	33,605	528
Residential acquisition and development	86,255	105,380	17,688	116,586	1,624
Total	$128,179	$157,208	$21,581	$188,553	$2,592

`	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment in	Balance of	Allowance for
	Impaired Loans	Impaired Loans	Credit Losses
	(In thousands)
With no related allowance:
Multi-family construction	$8,293	$9,975	$-
One-to-four family construction	6,511	11,749	-
Recreation and all other loans	392	580	-
Commercial construction	11,171	13,062	-
Commercial acquisition and development	7,897	12,501	-
Residential acquisition and development	45,940	73,071	-
Total	$80,204	$120,938	$-

With an allowance:
Multi-family construction	$1,904	$6,978	$4
One-to-four family construction	11,939	14,846	932
Recreation and all other loans	498	498	148
Commercial construction	12,459	12,612	5,246
Commercial acquisition and development	21,575	21,575	8,424
Residential acquisition and development	56,339	67,029	14,441
Total	$104,714	$123,538	$29,195

Total:
Multi-family construction	$10,197	$16,953	$4
One-to-four family construction	18,450	26,595	932
Recreation and all other loans	890	1,078	148
Commercial construction	23,630	25,674	5,246
Commercial acquisition and development	29,472	34,076	8,424
Residential acquisition and development	102,279	140,100	14,441
Total	$184,918	$244,476	$29,195

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at December 31, 2011 and 2010 was $234.9 million and $273.4 million, respectively.  At December 31, 2011 and 2010, $117.7 million and $151.4 million, respectively, of those impaired loans had a valuation allowance of $39.7 million and $40.7 million, respectively.  The remaining balance of impaired loans of $117.2 million and $122.0 million at December 31, 2011 and 2010, respectively, were charged down to fair value, less estimated selling costs, which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $58.0 million and $63.7 million at December 31, 2011 and 2010, respectively.  The average recorded investment in impaired loans during 2011 and 2010 was $309.6 million and $218.8 million, respectively.
NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower's weakened financial condition. The following table presents information concerning NPLs at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Non-accrual loans and leases	$276,798	$347,499
Loans and leases 90 days or more past due, still accruing	3,434	8,500
Restructured loans and leases still accruing	42,018	38,376
Total	$322,250	$394,375

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At December 31, 2011, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Missouri and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Commercial and industrial	$12,260	$13,075
Real estate
Consumer mortgages	47,878	34,021
Home equity	2,036	811
Agricultural	4,179	7,589
Commercial and industrial-owner occupied	33,112	20,338
Construction, acquisition and development	133,110	211,547
Commercial	40,616	57,766
Credit cards	594	720
All other	3,013	1,632
Total	$276,798	$347,499

The total amount of interest earned on NPLs was $12.6 million, $11.2 million and $4.1 million in 2011, 2010 and 2009, respectively.  The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $18.7 million, $21.7 million and $8.4 million in 2011, 2010 and 2009, respectively.
In the normal course of business, management will sometime grant concessions, which normally would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans recorded as non-accrual may be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower under the restructured loan terms and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2011, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

     The following tables summarize the financial effect of TDRs for the year ended December 31, 2011:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	7	$3,142	$2,374
Real estate
Consumer mortgages	35	6,901	6,424
Agricultural	4	2,650	1,479
Commercial and industrial-owner occupied	29	13,330	11,740
Construction, acquisition and development	30	23,863	19,228
Commercial	24	16,121	15,046
All other	7	2,957	2,406
Total	136	$68,964	$58,697

The following tables summarize TDRs modified during 2011 for which there was a payment default (i.e., 30 days or more past due at any given time during 2011):

	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	4	$1,506
Real estate
Consumer mortgages	4	1,563
Agricultural	3	1,382
Commercial and industrial-owner occupied	6	1,683
Construction, acquisition and development	13	3,622
Commercial	3	2,946
All other	1	302
Total	34	$13,004

(6)  ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Balance at beginning of year	$196,913	$176,043	$132,793
Provision charged to expense	130,081	204,016	117,324
Recoveries	10,179	7,876	4,139
Loans and leases charged off	(142,055)	(191,022)	(78,213)
Balance at end of year	$195,118	$196,913	$176,043

The following table summarizes the changes in the allowance for credit losses by segment and class for 2011 and 2010:

	2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$22,479	$(17,337)	$1,567	$14,015	$20,724
Real estate
Consumer mortgage	35,540	(10,186)	1,111	10,064	36,529
Home equity	7,305	(5,852)	185	6,992	8,630
Agricultural	4,997	(3,420)	123	2,221	3,921
Commercial and industrial-owner occupied	20,403	(10,302)	393	11,435	21,929
Construction, acquisition and development	59,048	(67,362)	3,951	49,925	45,562
Commercial	33,439	(17,436)	1,045	22,396	39,444
Credit Cards	4,126	(3,072)	803	2,164	4,021
All other	9,576	(7,088)	1,001	10,869	14,358
Total	$196,913	$(142,055)	$10,179	$130,081	$195,118

	2010
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$21,154	$(11,879)	$1,330	$11,874	$22,479
Real estate
Consumer mortgage	37,048	(16,280)	1,448	13,324	35,540
Home equity	7,218	(5,215)	179	5,123	7,305
Agricultural	4,192	(1,201)	12	1,994	4,997
Commercial and industrial-owner occupied	22,989	(9,200)	399	6,215	20,403
Construction, acquisition and development	46,193	(122,596)	1,706	133,745	59,048
Commercial	26,694	(14,084)	845	19,984	33,439
Credit Cards	3,481	(4,559)	829	4,375	4,126
All other	7,074	(6,008)	1,128	7,382	9,576
Total	$176,043	$(191,022)	$7,876	$204,016	$196,913

The following table provides the allowance for credit losses by segment and class based on  impairment status at December 31, 2011 and 2010:

	December 31, 2011
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
		(In thousands)
Commercial and industrial	$7,833	$4,071	$16,653	$20,724
Real estate
Consumer mortgage	31,793	4,386	32,143	36,529
Home equity	675	48	8,582	8,630
Agricultural	3,096	380	3,541	3,921
Commercial and industrial-owner occupied	24,801	3,601	18,328	21,929
Construction, acquisition and development	128,179	21,581	23,981	45,562
Commercial	36,122	5,324	34,120	39,444
Credit Cards	-	-	4,021	4,021
All other	2,424	317	14,041	14,358
Total	$234,923	$39,708	$155,410	$195,118

	December 31, 2010
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
		(In thousands)
Commercial and industrial	$2,136	$125	$22,354	$22,479
Real estate
Consumer mortgage	28,223	4,226	31,314	35,540
Home equity	851	41	7,264	7,305
Agricultural	4,295	544	4,453	4,997
Commercial and industrial-owner occupied	16,073	1,361	19,042	20,403
Construction, acquisition and development	184,918	29,195	29,853	59,048
Commercial	36,207	5,227	28,212	33,439
Credit Cards	-	-	4,126	4,126
All other	702	-	9,576	9,576
Total	$273,405	$40,719	$156,194	$196,913

Management evaluates impaired loans  individually in determining the adequacy of the allowance for impaired loans.

(7)  OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the years ended December 31, 2011 and 2010:

	2011	2010
	(In Thousands)
Balance at beginning of year	$133,412	$59,265
Additions to foreclosed properties
New foreclosed property	125,234	129,796
Reductions in foreclosed properties
Sales	(64,488)	(45,217)
Writedowns	(20,353)	(10,432)
Balance at end of year	$173,805	$133,412

Substantially all of these amounts related to construction, acquisition and development projects that were either completed or were in various states of construction during the year presented.  The following table presents the other real estate owned by geographical location and collateral type at December 31, 2011:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$436	$17	$-	$-	$940	$-	$-	$-	$1,393
Real estate
Consumer mortgages	3,816	448	3,400	-	5,199	4,160	733	2,889	20,645
Home equity	-	-	51	-	600	-	-	-	651
Agricultural	899	-	275	-	4,542	-	-	-	5,716
Commercial and industrial-owner occupied	1,022	303	1,972	76	2,371	426	174	-	6,344
Construction, acquisition and development	19,318	2,241	18,850	1,974	69,822	6,918	2,763	-	121,886
Commercial	1,121	1,605	3,604	-	7,672	753	232	-	14,987
All other	276	83	220	193	1,358	-	53	-	2,183
Total	$26,888	$4,697	$28,372	$2,243	$92,504	$12,257	$3,955	$2,889	$173,805

* Excludes the Greater Memphis Area

The Company incurred total foreclosed property expenses of $27.8 million, $18.4 million and $13.6 million in 2011, 2010 and 2009, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $21.4 million, $14.2 million and $10.8 million in 2011, 2010 and 2009, respectively.

(8)  PREMISES AND EQUIPMENT
A summary by asset classification at December 31, 2011 and 2010 follows:

	Estimated
	Useful Life
	(Years)	2011	2010
	(In thousands)
Land	N/A	$73,978	$74,270
Buildings and improvements	10-40	305,814	305,201
Leasehold improvements	10-39	9,626	9,676
Equipment, furniture and fixtures	3-12	273,449	269,880
Construction in progress	N/A	14,317	8,209
Subtotal		677,184	667,236
Accumulated depreciation and amortization		353,801	334,346
Premises and equipment, net		$323,383	$332,890

(9) GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2011 and 2010:

	2011
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2011	$217,618	$52,479	$270,097
Goodwill recorded during the year	-	1,200	1,200
Balance as of December 31, 2011	$217,618	$53,679	$271,297

	2010
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2010	$217,618	$52,479	$270,097
Goodwill recorded during the year	-	-	-
Balance as of December 31, 2010	$217,618	$52,479	$270,097

The goodwill recorded in the insurance agency segment during 2011 was related to an earn-out payment associated with an insignificant insurance agency acquired during the first quarter of 2008.
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a complete goodwill impairment analysis for all of its reporting segments during the second quarter of 2011 and a roll-forward of that analysis during the third quarter of 2011 because volatile market conditions caused the Company’s market value to fall below book value.  Based on these analyses, the estimated fair value exceeded its respective carrying value by 2% for the Company’s Community Banking reporting segment and by 30% for the Company’s Insurance Agencies reporting segment.  The Company’s annual goodwill impairment evaluation performed during the fourth quarter also indicated no impairment of goodwill for its reporting units.  Therefore, no goodwill impairment was recorded during 2011.  The Company’s annual goodwill impairment evaluation for 2010 indicated no impairment of goodwill for its reporting units.  The Company will continue to test reporting unit goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.

The following tables present information regarding the components of the Company’s identifiable intangible assets included in the other assets category on the consolidated balance sheet for the years ended December 31, 2011 and 2010:

	Year ended		Year ended
	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$20,728	$27,801	$19,716
Customer relationship intangibles	32,749	23,935	32,511	21,661
Non-solicitation intangibles	75	38	600	600
Total	$60,625	$44,701	$60,912	$41,977

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Year ended
	December 31,
	2011	2010
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$1,012	$1,308
Customer relationship intangibles	2,274	2,601
Non-solicitation intangibles	38	-
Total	$3,324	$3,909

The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2012, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated amortization expense:	(In thousands)
For the year ending December 31, 2012	$946	$1,974	$37	$2,957
For the year ending December 31, 2013	582	1,686	-	2,268
For the year ending December 31, 2014	526	1,435	-	1,961
For the year ending December 31, 2015	487	1,158	-	1,645
For the year ending December 31, 2016	451	893	-	1,344

(10) TIME DEPOSITS AND SHORT-TERM DEBT
Certificates of deposit and other time deposits of $100,000 or more amounting to $1.4 billion and $1.8 billion were outstanding at December 31, 2011 and 2010, respectively.  Total interest expense relating to certificates of deposit and other time deposits of $100,000 or more totaled $28.7 million, $41.7 million and $55.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For time deposits with a remaining maturity of more than one year at December 31, 2011, the aggregate amount of time deposits maturing in each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2013	$355,323
2014	356,342
2015	212,470
2016	122,852
2017	69
Thereafter	173
Total	$1,047,229

The following tables present information relating to short-term debt for the years ended December 31, 2011, 2010 and 2009:

	2011
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Securities sold under agreement to repurchase	$373,933	0.07%	$435,931	0.10%	$493,157
Short-term FHLB advances	1,500	4.71	1,580	5.72	2,723
Total	$375,433		$437,511		$495,880

	2010
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)

Federal funds purchased	$-	-%	$877	0.11%	$-
Securities sold under agreement to repurchase	440,593	0.15	486,621	0.17	514,659
Short-term FHLB advances	2,727	5.72	51,638	1.03	152,738
Total	$443,320		$539,136		$667,397

	2009
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$-	-%	$163,860	0.20%	$558,000
Securities sold under agreement to repurchase	539,870	0.21	695,381	0.19	816,374
Federal Reserve discount window borrowings	-	-	240,268	0.24	450,000
Short-term FHLB advances	203,500	3.13	75,684	0.19	203,500
Total	$743,370		$1,175,193		$2,027,874

     Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale.  Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase.  At December 31, 2011, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $720.0 million.

(11) LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas.  Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.  At December 31, 2011, there were no call features on long-term FHLB borrowings.
At December 31, 2011, the FHLB fixed-term advances were repayable as follows:

Final due date	Interest rate	Amount
		(In thousands)
2015	4.69%-5.06%	$3,500
Thereafter	4.08%	30,000
Total		$33,500

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

(13) INCOME TAXES
Total income taxes for the years ended December 31, 2011, 2010 and 2009 were allocated as follows:

	2011	2010	2009
	(In thousands)
Income tax expense (benefit)	$4,475	$(8,705)	$30,105
Shareholders' equity for other comprehensive income	7,600	(3,763)	11,469
Shareholders' equity for stock option plans	(7)	(44)	(500)
Total	$12,068	$(12,512)	$41,074

           The components of income tax expense (benefit) attributable to operations were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Current:	(In thousands)
Federal	$5,643	$8,865	$35,936
State	5,400	(1,520)	3,527
Deferred:
Federal	(1,626)	(13,848)	(8,302)
State	(4,942)	(2,202)	(1,056)
Total	$4,475	$(8,705)	$30,105

Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2011	2010	2009
	(In thousands)
Tax expense at statutory rates	$14,715	$4,983	$39,492
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	266	(2,419)	1,606
Tax-exempt interest revenue	(7,881)	(6,605)	(6,105)
Tax-exempt earnings on life insurance	(2,647)	(2,659)	(2,970)
Deductible dividends paid on 401(k) plan	(331)	(1,972)	(1,875)
Other, net	353	(33)	(43)
Total	$4,475	$(8,705)	$30,105

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010*
Deferred tax assets:	(In thousands)
Loans, principally due to allowance for credit losses	$73,911	$75,514
Other real estate owned	10,429	5,681
Mark to market - securities	4,165	4,216
Accrued liabilities, principally due to compensation arrangements and vacation accruals	10,681	9,353
Other	312	1,760
State tax credits (net of federal benefit)	1,040	-
Unrecognized pension expense	26,428	17,262
Total gross deferred tax assets	126,966	113,786
Less: valuation allowance	-	-
Deferred tax assets	$126,966	$113,786
Deferred tax liabilities:
Lease transactions	$37,509	$32,809
Employment benefits	26,991	29,514
Premises and equipment, principally due to differences in depreciation	27,221	24,033
Mortgage servicing rights	11,405	14,785
Intangible assets	10,336	10,080
Investments, principally due to interest income recognition	147	4,069
Deferred loan points	2,656	2,821
Other assets, principally due to expense recognition	525	1,233
Unrealized net losses on available-for-sale securities	25,064	8,297
Total gross deferred tax liabilities	141,854	127,641
Net deferred tax liabilities	$(14,888)	$(13,855)
*Certain 2010 amounts have been reclassified to conform with the 2011 presentation.

The Company has a deferred state tax asset of $1.0 million resulting from state tax credit carryforwards.  These carryforwards expire between 2017 and 2018.
Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2011.

    The following table presents the activity in unrecognized tax benefits for 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Unrecognized tax benefit, January 1	$355	$355	$355
Gross increases - tax positions in prior period	873	-	-
Gross decreases - tax positions in prior period	(355)	-	-
Gross increases - tax positions in current period	229	-	-
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefit, December 31	$1,102	$355	$355

The balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million at December 31, 2011 and approximately $355,000 at both December 31, 2010 and 2009.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense.  The Company accrued interest related to the uncertain tax benefits noted

above of approximately $26,000 during 2011 and $28,000 during both 2010 and 2009, and in total, as of December 31, 2011 and 2010, had recognized a liability for interest of approximately $231,000 and $191,000, respectively.
Management does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company is subject to taxation in the United States and various states and local jurisdictions.  The Company files a consolidated United States federal return.  Based on the laws of the applicable state where the Company conducts business operations, the Company and its applicable subsidiaries either file a consolidated, combined or separate return.  The tax years that remain open for examination for the Company’s major jurisdictions of the United States - Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri - are 2008, 2009 and 2010.  With few exceptions, the Company is no longer subject to United States federal, states or local examinations by tax authorities for years before 2008.  Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding the allocation of income and expenses.  The Company continues to evaluate these positions and intends to contest the proposed adjustments made by these tax authorities.  The Company does not anticipate that the ultimate resolution of these examinations will result in a material impact on the financial position or results of operations of the Company.

(14)  PENSION, OTHER POST RETIREMENT BENEFIT AND PROFIT SHARING PLANS
The Basic Plan is a non-contributory defined benefit pension plan managed by a trustee covering substantially all full-time employees who have at least one year of service, have attained the age of 21 and were hired prior to January 1, 2006.  During 2011, the Basic Plan was amended to implement a 2.5% cash balance formula that becomes effective January 1, 2012 for employees hired on or after January 1, 2006.  Prior to this amendment, benefits were based on years of service and the employee's compensation.   For employees hired prior to January 1, 2006, benefits will continue to be based on years of service and the employee’s compensation until January 1, 2017, at which time benefits will be based on a 2.5% cash balance formula.  As a result of the amendment, the plan was remeasured as of October 31, 2011.  The amendment reduced the projected benefit obligation by $8.2 million.  The Company's funding policy is to contribute to the Basic Plan the amount that meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the plan assets and projected benefit obligation is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.
The Restoration Plan provides for the payment of retirement benefits to certain participants in the Basic Plan.  The Restoration Plan is a non-qualified plan that covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, which reduces the employee’s benefit under the Basic Plan.  During 2011, the Restoration Plan was amended to implement a 2.5% cash balance formula that becomes effective January 1, 2012 for employees hired on or after January 1, 2006.  Prior to this amendment, benefits were based on years of service and the employee's compensation.   For employees hired prior to January 1, 2006, benefits will continue to be based on years of service and the employee’s compensation until January 1, 2017, at which time benefits will be based on a 2.5% cash balance formula.  As a result of the amendment, the plan was remeasured as of October 31, 2011.  The amendment reduced the projected benefit obligation by approximately $316,000.  The Supplemental Plan is a non-qualified defined benefit supplemental retirement plan for certain key employees.  Benefits commence when the employee retires and are payable over a period of ten years.
The Company uses a December 31 measurement date for its pension and other benefit plans.

A summary of the three defined benefit retirement plans at and for the years ended December 31, 2011, 2010 and 2009 follows:

	Pension Benefits
	2011	2010	2009
Change in benefit obligations:	(In thousands)
Projected benefit obligations at beginning of year	$156,595	$134,892	$120,050
Service cost	8,107	7,449	7,127
Interest cost	8,327	7,676	7,019
Amendments	(8,494)	-	330
Actuarial loss	22,253	11,457	4,882
Benefits paid	(4,197)	(4,879)	(4,516)
Administrative expenses paid	(229)	-	-
Projected benefit obligations at end of year	$182,362	$156,595	$134,892
Change in plans assets:
Fair value of plans assets at beginning of year	$197,536	$180,217	$116,136
Actual return on assets	1,347	21,488	29,740
Employer contributions	547	710	38,857
Benefits paid	(4,197)	(4,879)	(4,516)
Administrative expenses paid	(229)	-	-
Fair value of plans assets at end of year	$195,004	$197,536	$180,217
Funded status:
Projected benefit obligations	$(182,362)	$(156,595)	$(134,892)
Fair value of plans assets	195,004	197,536	180,217
Unrecognized transition amount	-	-	-
Unrecognized prior service cost	-	-	-
Unrecognized actuarial loss	-	-	-
Net amount recognized	$12,642	$40,941	$45,325

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2011	2010	2009
	(In thousands)
Prepaid benefit cost	$102,307	$104,749	$105,900
Accrued benefit liability	(20,572)	(18,678)	(16,868)
Intangible asset	-	-	-
Accumulated other comprehensive
income adjustment	(69,093)	(45,130)	(43,707)
Net amount recognized	$12,642	$40,941	$45,325
Pre-tax amounts recognized in accumulated other comprehensive income consisted of:

	Year ended December 31,
	2011	2010
	(In thousands)

Net transition obligation	$55	$73
Net prior service (benefit) cost	(6,901)	1,623
Net actuarial loss	75,939	43,434
Total accumulated other comprehensive income	$69,093	$45,130

The net transition obligation, net prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $768,000 and $5,725,000, respectively.
The components of net periodic benefit cost at December 31, 2011, 2010 and 2009 were as follows:

	Pension Benefits
	2011	2010	2009
Components of net periodic benefit cost:	(In thousands)
Service cost	$8,107	$7,449	$7,127
Interest cost	8,327	7,676	7,019
Expected return on assets	(14,864)	(14,032)	(10,698)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service cost	31	341	342
Recognized net loss	3,264	2,218	4,320
Net periodic benefit cost	$4,883	$3,670	$8,128

The weighted-average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2011	2010	2011	2010	2011	2010
Discount rate	4.80%	5.50%	4.45%	5.15%	3.85%	4.50%
Rate of compensation increase*	2.00%	2.50%	2.00%	2.50%	2.00%	2.50%

* 3.00% rate of compensation increase used for 2012 and beyond.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Basic Plan
	2011	2010	2009
Discount rate	5.50%	6.00%	6.25%
Rate of compensation increase	3.00%	3.00%	3.60%
Expected rate of return on plan assets	8.00%	8.00%	8.00%

	Restoration Plan
	2011	2010	2009
Discount rate	5.15%	5.85%	6.50%
Rate of compensation increase	3.00%	3.00%	3.60%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2011	2010	2009
Discount rate	4.50%	5.35%	6.50%
Rate of compensation increase	3.00%	3.00%	3.60%
Expected rate of return on plan assets	N/A	N/A	N/A
N/A = not applicable

The following table presents information related to the Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Projected benefit obligation	$26,712	$23,468
Accumulated benefit obligation	25,409	22,439
Fair value of assets	-	-

The following table presents information related to the Company’s defined benefit pension plans at December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Accumulated benefit obligation	$172,439	$140,967

In selecting the expected long-term rate of return on assets used for the Basic Plan, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan.  This included considering the trust asset allocation and the expected returns likely to be earned over the life of the plan.  This basis is consistent with the prior year.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The discount rate used to discount plan liabilities is determined by matching the timing and duration of expected cash flows of the Company’s pension obligations to a yield curve generated from a broad portfolio of high-quality fixed income debt instruments.
The Company’s pension plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category, were as follows:

	Plan assets at December 31		Target for
Asset category:	2011	2010	2012

Equity securities	36.87%	57.26%	40-60%
Debt securities	58.16%	37.18%	40-60%
Cash and equivalents	4.97%	5.56%	0%
Total	100.00%	100.00%

Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of approximately $907,000 (0.46% of total plan assets) and $1.2 million (0.66% of total plan assets) at December 31, 2011 and 2010, respectively.  Management does not anticipate that the Company will contribute to the Basic Plan in 2012.
The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
Expected future benefit payments:	(In thousands)
2012	$12,629
2013	9,705
2014	10,450
2015	11,950
2016	10,790
2017-2021	58,568

The following table presents the fair value of each major category of plan assets held in the Basic Plan at December 31, 2011 and 2010:

	Pension Benefits
	2011	2010
Investments, at fair value:	(In thousands)
U.S. agency debt obligations	$70,757	$33,433
Mutual funds	112,995	150,964
Common stock of BancorpSouth, Inc.	907	1,312
Money market funds	4,701	3,568
Brokered certificates of deposit	4,965	7,881
Total investments, at fair value	194,325	197,158
Accrued interest and dividends	679	378
Fair value of plan assets	$195,004	$197,536

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
The following table sets forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$-	$70,757	$-	$70,757
Mutual funds	112,995	-	-	112,995
Common stock of BancorpSouth, Inc.	907	-	-	907
Money market funds	-	4,701	-	4,701
Brokered certificates of deposit	-	4,965	-	4,965
Total	$113,902	$80,423	$-	$194,325

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$-	$33,433	$-	$33,433
Mutual funds	150,964	-	-	150,964
Common stock of BancorpSouth, Inc.	1,312	-	-	1,312
Money market funds	-	3,568	-	3,568
Brokered certificates of deposit	-	7,881	-	7,881
Total	$152,276	$44,882	$-	$197,158

There were no transfers between Levels of the fair value hierarchy in 2011 or 2010.

The following investments represented 5% or more of the total plan asset value as of December 31, 2011:

2011
(In thousands)
Fidelity Advisor New Insight S Institution	$10,382
Franklin Mutual Discovery Z Fund	10,489
T. Rowe Price Equity Income Fund	10,724
Vanguard Total Bond Market Index Institutional Fund	21,641

The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code.  Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company.  Employer contributions were $8.6 million for each of the years ended December 31, 2011, 2010 and 2009.  Also, the 401(k) Plan provides that the Company shall make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation.  Eligible employees are those hired after December 31, 2005 who work at least 1,000 hours during the plan year and have attained the age of 21.  Employer profit sharing contributions for the years ended December 31, 2011, 2010 and 2009 were $1.3 million, $1.3 million and $1.1 million, respectively.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,501,243	$-	$1,501,243
Government agency issued residential mortgage-back securities	-	404,610	-	404,610
Government agency issued commercial mortgage-back securities	-	34,599	-	34,599
Obligations of states and political subdivisions	-	563,520	-	563,520
Collateralized debt obligations	-	-	-	-
Other	561	8,985	-	9,546
Mortgage servicing rights	-	-	30,174	30,174
Derivative instruments	-	-	55,749	55,749
Total	$561	$2,512,957	$85,923	$2,599,441
Liabilities:
Derivative instruments	$-	$-	$55,407	$55,407

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$433,158	$-	$433,158
Government agency issued residential mortgage-back securities	-	503,229	-	503,229
Government agency issued commercial mortgage-back securities	-	29,994	-	29,994
Obligations of states and political subdivisions	-	110,165	-	110,165
Collateralized debt obligations	-	-	-	-
Other	527	18,989	-	19,516
Mortgage servicing rights	-	-	38,642	38,642
Derivative instruments	-	-	41,882	41,882
Total	$527	$1,095,535	$80,524	$1,176,586
Liabilities:
Derivative instruments	$-	$-	$39,197	$39,197

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Total net gains (losses) for the year included in:
Net income	(8,468)	(2,343)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2011	$30,174	$342	$-
Net unrealized (losses) gains included in net income for the
year relating to assets and liabilities held at December 31, 2011	$(13,966)	$(2,343)	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2009	$35,560	$844	$2,125
Total net gains (losses) for the year included in:
Net income	3,082	1,841	(2,125)
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2010	$38,642	$2,685	$-
Net unrealized (losses) gains included in net income for the
year relating to assets and liabilities held at December 31, 2010	$(4,029)	$1,841	$(2,375)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010:

	December 31, 2011
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$-	$83,458	$-	$83,458	$-
Impaired loans	-	-	234,923	234,923	(39,708)
Other real estate owned	-	-	173,805	173,805	(21,641)

	December 31, 2010
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$-	$93,697	$-	$93,697	$-
Impaired loans	-	-	273,405	273,405	(40,719)
Other real estate owned	-	-	133,412	133,412	(9,791)

Fair Value of Financial Instruments
FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods and assumptions that are used by the Company in estimating fair values of financial instruments and that are not disclosed above in this Note 15 are set forth below.

Held-to-maturity securities.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Company did not have any securities classified as held-to-maturity at December 31, 2011.

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
The following table presents carrying and fair value information of financial instruments at December 31, 2011 and 2010:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$195,681	$195,681	$99,916	$99,916
Interest bearing deposits with other banks	303,663	303,663	172,170	172,170
Held-to-maturity securities	-	-	1,613,019	1,632,691
Available-for-sale and trading securities	2,513,518	2,513,518	1,096,062	1,096,062
Federal funds sold and securities purchased under agreement to resell	-	-	150,000	150,000
Net loans and leases	8,675,193	8,730,819	9,136,194	9,187,064
Loans held for sale	83,458	83,503	93,697	94,001

Liabilities:
Noninterest bearing deposits	2,269,799	2,269,799	2,060,145	2,060,145
Savings and interest bearing deposits	5,698,527	5,698,527	5,794,552	5,794,552
Other time deposits	2,986,863	3,029,147	3,635,324	3,677,796
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	375,433	375,285	443,320	443,081
Long-term debt and other borrowings	193,880	200,166	270,392	286,993

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(1,057)	(1,057)	2,499	2,499
Commitments to fund fixed rate mortgage loans	2,140	2,140	639	639
Interest rate swap position to receive	53,608	53,608	38,347	38,347
Interest rate swap position to pay	(54,349)	(54,349)	(38,800)	(38,800)

(16) STOCK INCENTIVE AND STOCK OPTION PLANS
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s 1994, 1995 and 1998 stock incentive plans (the “Plans”).  The 1994 and 1995 stock incentive plans were amended in 1998 to allow a limited number of restricted stock awards and, in 2011, the name of the 1994 stock incentive plan was changed to the Long-Term Equity Incentive Plan.  All options granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years.  Upon the exercise of stock options, new shares are issued by the Company.
In 1998, the Company adopted a stock plan through which a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock.  This plan is registered under the Company’s dividend reinvestment plan and the shares are purchased through the Company’s dividend reinvestment plan which purchases shares in the open market.
FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards.  Compensation expense arising from stock options that has been charged against income for the Plans was $2.1 million, $2.1 million and $1.7 million for 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a three-year period.
In December 2010, the Company granted stock options to purchase 408,363 shares of the Company’s common stock to its employees under the 1994 stock incentive plan.  These stock options have a contractual life of seven years and vest over a one, two or three-year service period.  No stock options were granted during 2011.  The following tables present the stock option activity under the Plans as of December 31, 2011 and 2010 and changes during the years then ended:

	2011
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Options
Outstanding at January 1, 2011	2,946,307	$21.41
Exercised	(2,225)	9.40
Cancelled or forfeited	(76,659)	22.86
Expired	(153,400)	15.39
Outstanding at December 31, 2011	2,714,023	$21.72	3.6	$2

Exercisable at December 31, 2011	2,330,234	$22.63	3.3	$2

	2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)
Options
Outstanding at January 1, 2010	2,701,693	$22.33
Granted	408,363	13.25
Exercised	(22,336)	15.01
Cancelled or forfeited	(46,213)	23.28
Expired	(95,200)	13.21
Outstanding at December 31, 2010	2,946,307	$21.41	4.4	$1,219

Exercisable at December 31, 2010	2,151,996	$22.68	3.7	$116

The following table presents the status of the Company’s nonvested options as of December 31, 2011 and changes during the year then ended:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2011	794,311	$17.96	$5.25
Vested	(388,383)	19.46	5.55
Forfeited or cancelled	(22,139)	22.31	6.42
Outstanding at December 31, 2011	383,789	$16.20	$4.87

 The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes-Merton option valuation model; groups of participants (executive, non-executives and directors) are considered separately for valuation purposes.  The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors.  The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant.  The expected volatility is estimated based on the Company’s historical experience.  The following table provides the range of assumptions used for stock options granted during the years ended December 31, 2010 and 2009:

	2010	2009

Expected volatility	45.2%	43.6%
Weighted-average volatility	45.2%	43.6%
Expected dividends	3.75%	3.75%
Expected term (in years)	4.8 - 6.0	5.1 - 5.7
Risk-free rate	1.64%	2.33%

The weighted-average grant-date fair value of stock options granted during the years 2010 and 2009 was $4.00 and $6.70, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2010 and 2009 was approximately $143,000 and $1.6 million, respectively.
The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price

$9.97 to $13.25	409,356	5.9	$13.23	149,258	$13.21
$17.10 to $20.23	150,688	1.3	19.59	150,688	19.59
$21.41 to $23.51	1,313,363	3.4	22.89	1,189,672	22.94
$24.03 to $25.31	840,616	3.1	24.39	840,616	24.40
$9.97 to $25.31	2,714,023	3.6	$21.72	2,330,234	$22.63

     The 1994 stock incentive plan allows for the issuance of performance shares.  Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period.  The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient.  In January 2008, the Company granted 85,395 performance shares to employees for the two-year performance period from January 1, 2008 through December 31, 2009.  In January 2009, the Company granted 101,225 performance shares to employees for the two-year performance period from January 1, 2009 through December 31, 2010.  In January 2010, the Company granted 125,395 performance shares to employees for the two-year performance period from January 1, 2010 through December 31, 2011.  In March 2011, the Company granted 125,410 performance shares to employees for the two-year performance period from January 1, 2011 through December 31, 2012.  All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest.  No expense was recorded in 2008 and 2009 for the 2008 grant, as the Company failed to meet the performance threshold for the 2008-2009 performance period.  Compensation expense of approximately $461,000 was recognized in 2009 related to the 2009 grant of performance shares.  This amount was reversed in 2010 and no additional expense was recorded in 2010, as the Company failed to meet the performance threshold for the 2009-2010 performance period.  No expense was recorded in 2010 or 2011 related to the 2010 grant, as the Company failed to meet the performance threshold for the 2010-2011 performance period.  Compensation expense of approximately $147,000 was recognized in 2011 related to the 2011 grant of performance shares.
In May 2009, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2010.  In

May 2010, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors and the shares of stock covered by this award were issued to the directors in May 2011.  No restricted stock units were awarded during 2011.  Compensation expense of approximately $37,000, $112,000 and $117,000 was recognized in 2011, 2010 and 2009, respectively, related to the restricted stock units issued to the Company’s directors.

(17) EARNINGS PER SHARE AND DIVIDEND DATA
The computation of basic earnings per share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus the shares resulting from the assumed exercise of all outstanding stock options using the treasury stock method.  Weighted-average antidilutive stock options to purchase 2.8 million, 2.2 million and 1.2 million shares of Company common stock with a weighted average exercise price of $21.75, $23.46 and $23.98 per share for 2011, 2010 and 2009, respectively, were excluded from diluted shares.  Antidilutive other equity awards covering approximately 36,000 and 23,000 shares of Company common stock for 2011 and 2009, respectively, were also excluded from diluted shares.  There were no antidilutive other equity awards for 2010.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2011, 2010 and 2009:

	2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$37,569	83,486	$0.45
Effect of dilutive stock options	-	23

Diluted EPS:
Income available to common shareholders plus assumed exercise	$37,569	83,509	$0.45

	2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$22,942	83,425	$0.28
Effect of dilutive stock options	-	90

Diluted EPS:
Income available to common shareholders plus assumed exercise	$22,942	83,515	$0.27

	2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$82,729	83,295	$0.99
Effect of dilutive stock options	-	135

Diluted EPS:
Income available to common shareholders plus assumed exercise	$82,729	83,430	$0.99

Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority.

(18) OTHER COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2011, 2010 and 2009:

	2011
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$55,882	$(21,405)	$34,477
Reclassification adjustment for net (gains) losses realized in net income	(12,127)	4,639	(7,488)
Change in pension funding status	(23,963)	9,166	(14,797)
Other comprehensive income (loss)	$19,792	$(7,600)	$12,192

	2010
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during holding period	$(8,854)	$3,399	$(5,455)
Reclassification adjustment for net losses (gains) realized in net income	470	(180)	290
Change in pension funding status	(1,423)	544	(879)
Other comprehensive (loss) income	$(9,807)	$3,763	$(6,044)

	2009
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during holding period	$11,391	$(4,368)	$7,023
Reclassification adjustment for net losses (gains) realized in net income	55	(21)	34
Change in pension funding status	18,510	(7,080)	11,430
Other comprehensive income (loss)	$29,956	$(11,469)	$18,487

(19) RELATED PARTY TRANSACTIONS
The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and their affiliates.  In management’s opinion, these transactions with directors and executive officers were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present any other unfavorable features.  A summary of such outstanding loans is as follows:

Amount
(In thousands)
Loans outstanding at December 31, 2010	$31,794
New loans	47,862
Repayments	(59,079)
Changes in directors and executive officers	(1,396)
Loans outstanding at December 31, 2011	$19,181

(20) MORTGAGE SERVICING RIGHTS
MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(Dollars in thousands)
Unpaid principal balance	$4,293,552	$3,870,872	$3,413,202
Weighted-average prepayment speed (CPR)	22.7	15.6	15.9
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	4.9	5.2	5.6
Weighted-average remaining maturity (months)	311.0	315.0	321.0
Weighted-average servicing fee (basis points)	28.0	28.4	28.8

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

The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the years indicated:

	2011	2010
	(In thousands)
Fair value at beginning of year	$38,642	$35,560
Additions:
Origination of servicing assets	11,692	13,898
Changes in fair value:
Due to payoffs/paydowns	(6,180)	(6,781)
Due to change in valuation inputs or assumptions used in the valuation model	(13,966)	(4,029)
Other changes in fair value	(14)	(6)
Fair value at end of year	$30,174	$38,642

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $11.6 million, $10.5 million and $9.5 million and late and other ancillary fees of $1.3 million, $1.4 million and $1.2 million in 2011, 2010, and 2009, respectively.

(21)  REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios).  All banking companies are required to have core capital (“Tier I”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier I leverage ratio of 4% of adjusted average assets.  The regulations also define well capitalized levels of Tier I, total capital and Tier I leverage as 6%, 10% and 5%, respectively.  The Company and the Bank had Tier I, total capital and Tier I leverage above the well capitalized levels at December 31, 2011 and 2010, respectively, as set forth in the following table:

	2011		2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,129,746	11.77%	$1,070,744	10.61%
BancorpSouth Bank	1,099,369	11.46	1,040,714	10.32
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,250,801	13.03	1,197,626	11.87
BancorpSouth Bank	1,220,424	12.73	1,167,596	11.58
Tier I leverage capital (to average assets)
BancorpSouth, Inc.	1,129,746	8.85	1,070,744	8.07
BancorpSouth Bank	1,099,369	8.67	1,040,714	7.87

(22)  SEGMENTS
The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments - Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes leasing, mortgage lending, trust services, credit card activities, investment services and other activities not allocated to  the Community Banking or Insurance Agencies operating segments.  The increased net income of the Community Banking operating segment in 2011 compared to 2010 was primarily related to the decrease in the provision for credit losses.
Results of operations and selected financial information by operating segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2011	(In thousands)
Results of Operations
Net interest revenue	$407,648	$329	$26,936	$434,913
Provision for credit losses	127,794	-	2,287	130,081
Net interest income after provision for credit losses	279,854	329	24,649	304,832
Noninterest revenue	126,807	86,955	57,083	270,845
Noninterest expense	338,125	73,793	121,715	533,633
Income (loss) before income taxes	68,536	13,491	(39,983)	42,044
Income tax expense (benefit)	40,454	5,423	(41,402)	4,475
Net income	$28,082	$8,068	$1,419	$37,569
Selected Financial Information
Total assets	$10,169,986	$163,995	$2,661,870	$12,995,851
Depreciation and amortization	24,167	3,826	4,221	32,214

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2010	(In thousands)
Results of Operations
Net interest revenue	$411,936	$561	$28,645	$441,142
Provision for credit losses	197,539	-	6,477	204,016
Net interest income after provision for credit losses	214,397	561	22,168	237,126
Noninterest revenue	114,736	82,327	67,081	264,144
Noninterest expense	308,299	70,830	107,904	487,033
Income (loss) before income taxes	20,834	12,058	(18,655)	14,237
Income tax expense (benefit)	2,914	4,786	(16,405)	(8,705)
Net income (loss)	$17,920	$7,272	$(2,250)	$22,942
Selected Financial Information
Total assets	$10,854,511	$158,919	$2,601,580	$13,615,010
Depreciation and amortization	24,910	4,230	4,532	33,672

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2009	(In thousands)
Results of Operations
Net interest revenue	$413,125	$625	$31,149	$444,899
Provision for credit losses	111,409	-	5,915	117,324
Net interest income after provision for credit losses	301,716	625	25,234	327,575
Noninterest revenue	130,544	80,714	64,018	275,276
Noninterest expense	327,020	68,857	94,140	490,017
Income (loss) before income taxes	105,240	12,482	(4,888)	112,834
Income tax expense (benefit)	28,079	4,918	(2,892)	30,105
Net income (loss)	$77,161	$7,564	$(1,996)	$82,729
Selected Financial Information
Total assets	$10,879,768	$159,585	$2,128,514	$13,167,867
Depreciation and amortization	28,831	4,651	2,272	35,754

 (23)  DERIVATIVE INSTRUMENTS
The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At December 31, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $107.0 million, with a carrying value and fair value reflecting a loss of $1.1 million.  At December 31, 2010, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $151.3 million, with a carrying value and fair value reflecting a gain of $2.5 million.  At December 31, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $104.2 million, with a carrying value and fair value reflecting a gain of $2.1 million.  At December 31, 2010, the notional amount of commitments to fund individual fixed-rate mortgage loans was $70.1 million, with a carrying value and fair value reflecting a gain of approximately $639,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2011, the notional amount of customer related derivative financial instruments was $493.3 million, with an average maturity of 62.3 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.9%.  As of December 31, 2010, the notional amount of customer related derivative financial instruments was $514.8 million, with an average maturity of 73.4 months, an average interest receive rate of 2.5% and an average interest pay rate of 6.1%.

(24)  COMMITMENTS AND CONTINGENT LIABILITIES
Leases
Rent expense was $7.1 million for 2011, $6.9 million for 2010 and $7.1 million for 2009. Future minimum lease payments for the following five years for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011:

Amount
(In thousands)
2012	$6,052
2013	4,725
2014	2,410
2015	1,883
2016	1,159
Thereafter	4,635
Total future minimum lease payments	$20,864

Mortgage Loans Serviced for Others
The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $4.3 billion of loans serviced for investors at December 31, 2011 was $3.3 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Lending Commitments
In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets.  As of December 31, 2011, these included $158.9 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements.  The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2011, 2010 and 2009.

Litigation
The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative investigations and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.
The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants. From time to time, borrowers, customers, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company’s insurance has deductibles, and will likely not cover all such litigation or other proceedings or the costs of defense. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and Exchange Commission, the Federal Reserve, the FDIC, the Consumer Financial Protection Bureau, the Department of Justice, state attorneys general and the Mississippi Department of Banking and Consumer Finance.
When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.
The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of the Company’s business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance will not cover all such litigation, other proceedings or claims, or the costs of defense.
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of December 31, 2011 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the purported class action lawsuit described above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal controls and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC issued subpoenas for documents and testimony, with which the Company has fully complied.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
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

(25) CONDENSED PARENT COMPANY INFORMATION
The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates and for the years indicated:

Condensed Balance Sheets	December 31,
	2011	2010
Assets:	(In thousands)
Cash on deposit with subsidiary bank	$17,100	$18,972
Investment in subsidiaries	1,392,966	1,352,569
Other assets	15,173	12,900
Total assets	$1,425,239	$1,384,441

Liabilities and shareholders' equity:
Total liabilities	$162,327	$162,197
Shareholders' equity	1,262,912	1,222,244
Total liabilities and shareholders' equity	$1,425,239	$1,384,441

	Year Ended December 31,
Condensed Statements of Income	2011	2010	2009
	(In thousands)
Dividends from subsidiaries	$23,000	$89,500	$54,000
Other operating income	268	837	1,513
Total income	23,268	90,337	55,513

Operating expenses	17,358	16,807	16,303
Income before tax benefit and equity in undistributed earnings	5,910	73,530	39,210
Income tax benefit	6,050	6,102	5,657
Income before equity in undistributed earnings of subsidiaries	11,960	79,632	44,867
Equity in (distributed) undistributed earnings of subsidiaries	25,609	(56,690)	37,862
Net income	$37,569	$22,942	$82,729

	Year Ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
	(In thousands)
Operating activities:
Net income	$37,569	$22,942	$82,729
Adjustments to reconcile net income to net cash provided by operating activities	(30,348)	58,486	(39,131)
Net cash provided by operating activities	7,221	81,428	43,598
Investing activities:
Net cash paid for acquisitions	-	-	-
Net cash used in investing activities	-	-	-
Financing activities:
Cash dividends	(11,689)	(73,458)	(73,335)
Common stock transactions, net	2,596	464	6,320
Net cash used in financing activities	(9,093)	(72,994)	(67,015)
(Decrease) increase in cash and cash equivalents	(1,872)	8,434	(23,417)
Cash and cash equivalents at beginning of year	18,972	10,538	33,955
Cash and cash equivalents at end of year	$17,100	$18,972	$10,538

(26) OTHER NONINTEREST INCOME AND EXPENSE
The following table details other noninterest income for the three years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Annuity fees	$3,323	$2,474	$3,721
Brokerage commissions and fees	5,918	5,512	4,803
Bank-owned life insurance	7,662	7,737	8,614
Other miscellaneous income	16,599	14,433	28,225
Total other noninterest income	$33,502	$30,156	$45,363

The following table details other noninterest expense for the three years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands)
Advertising	$5,098	$5,354	$6,377
Foreclosed property expense	27,796	18,355	13,599
Telecommunications	8,386	9,466	8,854
Public relations	5,727	6,088	5,900
Data processing	9,677	6,068	6,175
Computer software	7,502	7,334	7,260
Amortization of intangibles	3,324	3,909	4,957
Legal fees	9,170	6,102	8,593
Postage and shipping	4,812	5,044	4,939
Other miscellaneous expense	74,098	62,760	59,341
Total other noninterest expense	$155,590	$130,480	$125,995

(27) SUBSEQUENT EVENTS
On January 24, 2012, the Company completed an underwritten public offering of 10,952,381 shares of Company common stock at a public offering price of $10.50 per share.  The gross proceeds from the offering, before expenses, were $109.3 million.  Offering expenses were approximately $575,000.  The proceeds from the offering will be used by the Company for general corporate purposes, including to maintain certain capital levels and liquidity at the Company, potentially provide equity capital to the Bank, fund growth either organically or through acquisition of other financial institutions, insurance agencies, or other businesses that are closely aligned to the operations of the Company, and fund investments in its subsidiaries.
The Company has evaluated any additional subsequent events through the date of this filing.  Management does not believe there are any additional material subsequent events which would require further disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in the Company's independent accountants and auditors for the two most recent fiscal years.

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
                Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in its reports that the Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.  The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s report are included with the Company’s 2011 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s assessment of the Company’s internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses as of December 31, 2009 and 2010.  During the fourth quarter of 2010, the Company successfully remediated two of the deficiencies that contributed to the material weakness reported as of December 31, 2009.  These deficiencies related to (i) identification of loan modifications and communication with accounting personnel for accounting and disclosure consideration and (ii) ineffective controls to ensure that updated appraisals for loans were obtained.  During the fourth quarter of 2011, the Company successfully remediated the final deficiency that contributed to the material weakness reported as of December 31, 2009 and 2010.  This deficiency related to ineffective controls to recognize timely the impact of changes in credit quality on the grading of loans in the determination of the allowance for credit losses.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Information concerning the directors and nominees of the Company appears under the caption “Proposal 1:  Election of Directors” in the Company's definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in the Report.  Other information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.  In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

This information appears under the captions “Executive Compensation,”  “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company's definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

    The following table provides information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which shares of Company common stock are authorized for issuance:

	Number of shares to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (1) (c)
Plan Category:
Equity compensation plans approved by shareholders (2)(3)	2,710,276	$21.73	449,054
Equity compensation plans not approved by shareholders (4)	3,747	12.85	413,589
Total	2,714,023	$21.72	862,643

(1) Excludes shares to be issued upon exercise of outstanding options and rights.
(2) Column (a) does not include 16,401 restricted shares that were unvested or 121,465 performance shares that were unearned as of December 31, 2011. Such unvested restricted shares and performance shares are also excluded from the number of shares remaining available for future issuance under our equity compensation plans in column (c). The weighted average exercise price in column (b) does not take these awards into account because they have no exercise price.
(3) The plans that have been approved by our shareholders include the BancorpSouth, Inc. Director Stock Plan, the Executive Performance Incentive Plan, the 1990 Stock Incentive Plan, the Long-Term Equity Incentive Plan
and the 1995 Non-Qualified Stock Option Plan for Non-Employee Directors.
(4) The plans that have not been approved by our shareholders include the BancorpSouth, Inc. 1998 Stock Option Plan and the plan assumed with the merger of Business Holding Corporation, which was effective
December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company's definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.  Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2011 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accountant fees and services appears under the caption “Proposal 2:  Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:
     1.    Consolidated Financial Statements:  See “Item 8. Financial Statements and Supplementary Data.”

     2.    Consolidated Financial Statement Schedules:
                    All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits
	(3)	(a)	Restated Articles of Incorporation, as amended. (1)
		(b)	Bylaws, as amended and restated. (2)
		(C)	Amendment No. 1 to Amended and Restated Bylaws. (3)
		(d)	Amendment No. 2 to Amended and Restated Bylaws (4)
		(e)	Amendment No. 3 to Amended and Restated Bylaws (4)
	(4)	(a)	Specimen Common Stock Certificate. (5)
		(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)
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
(h)
Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request

	(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (8)(27)
		(b)	BancorpSouth, Inc. Long-Term Equity Incentive Plan. (9)(27)
		(c)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (10) (27)
		(d)	Form of Performance Share Award Agreement. (11)(27)
		(e)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (12)(27)
		(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (13)(27)
		(g)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(27)
		(h)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (8)(27)
		(i)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (8)(27)
(j)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(27)
(k)	Description of Dividend Reinvestment Plan. (16)(27)
(l)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(27)
(m)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(27)
(n)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (8)(27)

(o)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(27)
(p)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(27)
(q)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(27)
(r)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(27)
(s)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(27)
(t)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (22)(27)
(u)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (23)(27)
(v)	BancorpSouth, Inc. 1994 Stock Incentive Plan Restricted Stock Agreement with Aubrey B. Patterson. (24)(27)
(w)	BancorpSouth, Inc. Executive Performance Incentive Plan. (25)(27)
(x)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (8)(27)
(y)	Premier Bancorp, Inc. 1998 Stock Option Plan. (26)(27)
(z)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (26)(27)
(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (26)(27)
(bb)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (26)(27)

(11)	Statement re computation of per share earnings.*
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Accountants.*
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
(101)
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(28)

__________________
(1)	Filed as exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 001-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 0-12991) and incorporated by reference thereto.
(9)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(27)	Compensatory plans or arrangements.
(28)
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

BANCORPSOUTH, INC.

DATE: February 27, 2012	By:	/s/ Aubrey B. Patterson
Aubrey B. Patterson
Chairman of the Board
and Cheif Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aubrey B. Patterson	Chairman of the Board, Chief	February 27, 2012
Aubrey B. Patterson	Executive Officer (Principal
Executive Officer) and Director

/s/ William L. Prater	Treasurer and Chief Financial	February 27, 2012
William L. Prater	Officer (Principal Financial
Officer)

/s/ Gary C. Bonds	Senior Vice President and	February 27, 2012
Gary C. Bonds	Principal Accounting Officer

/s/ James E. Campbell III	Director	February 27, 2012
James E. Campbell III

/s/ Hassell H. Franklin	Director	February 27, 2012
Hassell H. Franklin

/s/ W. G. Holliman, Jr.	Director	February 27, 2012
W. G. Holliman, Jr.

/s/ Warren A. Hood, Jr.	Director	February 27, 2012
Warren A. Hood, Jr.

/s/ James V. Kelley	President, Chief Operating	February 27, 2012
James V. Kelley	Officer and Director

/s/ Larry G. Kirk	Director	February 27, 2012
Larry G. Kirk

/s/ Turner O. Lashlee	Director	February 27, 2012
Turner O. Lashlee

/s/ Guy W. Mitchell	Director	February 27, 2012
Guy W. Mitchell

/s/ Robert C. Nolan	Director	February 27, 2012
Robert C. Nolan

/s/ W. Cal Partee, Jr.	Director	February 27, 2012
W. Cal Partee, Jr.

/s/ Alan W. Perry	Director	February 27, 2012
Alan W. Perry

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(C)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)
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
(h)
Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (8)(27)
	(b)	BancorpSouth, Inc. Long-Term Equity Incentive Plan. (9)(27)
	(c)	Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (10) (27)
	(d)	Form of Performance Share Award Agreement. (11)(27)
	(e)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (12)(27)
	(f)	1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (13)(27)
	(g)	BancorpSouth, Inc. 1998 Stock Option Plan (14)(27)
	(h)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (8)(27)
	(i)	BancorpSouth, Inc. Deferred Compensation Plan, as amended and restated. (8)(27)
	(j)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(27)
	(k)	Description of Dividend Reinvestment Plan. (16)(27)
	(l)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(27)
	(m)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(27)
	(n)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (8)(27)
	(o)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(27)
	(p)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(27)
	(q)	BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (19)(27)
	(r)	BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (19)(27)
	(s)	BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (21)(27)
	(t)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (22)(27)
	(u)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (23)(27)
	(v)	BancorpSouth, Inc. 1994 Stock Incentive Plan Restricted Stock Agreement with Aubrey B. Patterson. (24)(27)
	(w)	BancorpSouth, Inc. Executive Performance Incentive Plan. (25)(27)
	(x)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (8)(27)
	(y)	Premier Bancorp, Inc. 1998 Stock Option Plan. (26)(27)
	(z)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (26)(27)
	(aa)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (26)(27)

(bb)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (26)(27)

(11)	Statement re computation of per share earnings.*
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Accountants.*
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
(101)
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(28)

_______________
(1)	Filed as exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 001-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 0-12991) and incorporated by reference thereto.
(9)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2004 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as exhibit 99.1 to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

2

(16)	Filed in the Company’s filing pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 001-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 24, 2009 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 001-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(27)	Compensatory plans or arrangements.
(28)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.

3