Form 10-Q
period 2012-03-31
BANCORPSOUTH INC
filed 2012-05-09
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, the registrant had outstanding 94,436,177 shares of common stock, par value $2.50 per share.

 BANCORPSOUTH, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$184,441	$195,681	$146,989
Interest bearing deposits with other banks	665,675	303,663	102,312
Held-to-maturity securities, at amortized cost	-	-	1,667,203
Available-for-sale securities, at fair value	2,573,535	2,513,518	1,145,463
Federal funds sold and securities purchased under agreement to resell	-	-	150,000
Loans and leases	8,777,538	8,911,258	9,255,609
Less: Unearned income	39,615	40,947	41,773
Allowance for credit losses	181,777	195,118	198,333
Net loans	8,556,146	8,675,193	9,015,503
Loans held for sale	110,294	83,458	56,876
Premises and equipment, net	321,720	323,383	329,862
Accrued interest receivable	50,008	51,266	61,105
Goodwill	271,297	271,297	271,297
Bank-owned life insurance	202,698	200,085	194,988
Other real estate owned	167,808	173,805	136,412
Other assets	203,950	204,502	269,228
TOTAL ASSETS	$13,307,572	$12,995,851	$13,547,238

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,260,012	$2,269,799	$2,027,990
Interest bearing	4,897,585	4,706,825	5,023,073
Savings	1,067,256	991,702	932,574
Other time	2,857,469	2,986,863	3,480,477
Total deposits	11,082,322	10,955,189	11,464,114
Federal funds purchased and securities sold under agreement to repurchase	401,089	373,933	421,782
Short-term Federal Home Loan Bank and
other short-term borrowings	1,500	1,500	2,715
Accrued interest payable	7,652	8,644	13,238
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	33,500	110,000
Other liabilities	228,998	199,861	164,016
TOTAL LIABILITIES	11,915,373	11,732,939	12,336,177

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares; Issued - 94,436,177, 83,483,796 and 83,481,737 shares, respectively	236,090	208,709	208,704
Capital surplus	309,426	227,567	225,597
Accumulated other comprehensive loss	(4,136)	(2,261)	(16,579)
Retained earnings	850,819	828,897	793,339
TOTAL SHAREHOLDERS' EQUITY	1,392,199	1,262,912	1,211,061
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,307,572	$12,995,851	$13,547,238

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2012	2011
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$109,012	$117,358
Deposits with other banks	401	122
Federal funds sold and securities purchased under agreement to resell	-	131
Held-to-maturity securities:
Taxable	-	8,014
Tax-exempt	-	3,347
Available-for-sale securities:
Taxable	11,162	8,585
Tax-exempt	4,256	824
Loans held for sale	544	447
Total interest revenue	125,375	138,828

INTEREST EXPENSE:
Deposits:
Interest bearing demand	4,449	6,546
Savings	714	826
Other time	11,291	17,483

Federal funds purchased and securities sold under agreement to repurchase	63	152
Federal Home Loan Bank borrowings	367	1,523
Junior subordinated debt	2,879	2,859
Other	2	2
Total interest expense	19,765	29,391
Net interest revenue	105,610	109,437
Provision for credit losses	10,000	53,479
Net interest revenue, after provision for credit losses	95,610	55,958

NONINTEREST REVENUE:
Mortgage lending	15,142	7,581
Credit card, debit card and merchant fees	7,523	10,346
Service charges	15,116	15,368
Trust income	2,282	3,134
Security gains, net	74	17
Insurance commissions	23,153	22,549
Other	9,070	9,316
Total noninterest revenue	72,360	68,311

NONINTEREST EXPENSE:
Salaries and employee benefits	74,931	70,375
Occupancy, net of rental income	10,066	10,671
Equipment	5,333	5,658
Deposit insurance assessments	5,383	5,425
Other	39,967	37,881
Total noninterest expense	135,680	130,010
Income (loss) before income taxes	32,290	(5,741)
Income tax expense (benefit)	9,424	(5,247)
Net income (loss)	$22,866	$(494)

Earnings (loss) per share: Basic	$0.25	$(0.01)
Diluted	$0.25	$(0.01)

Dividends declared per common share	$0.01	$0.11

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three months ended
	March 31,
	2012	2011
	(In thousands)
Net income (loss)	$22,866	$(494)

Other comprehensive loss, net of tax
Unrealized losses on securities, net of tax	(2,953)	(2,517)
Pension and other postretirement benefits	1,078	391
Other comprehensive loss	(1,875)	(2,126)
Comprehensive income	$20,991	$(2,620)
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$22,866	$(494)
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	10,000	53,479
Depreciation and amortization	6,832	7,476
Deferred taxes	-	(145)
Amortization of intangibles	763	854
Amortization of debt securities premium and discount, net	2,820	1,813
Share-based compensation expense	562	617
Security gains, net	(74)	(17)
Net deferred loan origination expense	(2,006)	(2,127)
Excess tax benefit from exercise of stock options	-	(4)
Decrease (increase) in interest receivable	1,258	(80)
Decrease in interest payable	(992)	(1,098)
Realized gain on mortgages sold	(11,879)	(7,486)
Proceeds from mortgages sold	376,931	244,030
Origination of mortgages held for sale	(395,149)	(202,796)
Increase in bank-owned life insurance	(2,612)	(924)
Decrease (increase) in prepaid pension asset	465	(93)
Decrease in prepaid deposit insurance assessments	5,187	4,887
Other, net	29,584	(18,026)
Net cash provided by operating activities	44,556	79,866
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	-	88,896
Proceeds from calls and maturities of available-for-sale securities	131,578	22,576
Purchases of held-to-maturity securities	-	(143,549)
Purchases of available-for-sale securities	(199,404)	(77,349)
Net decrease in loans and leases	117,050	66,339
Purchases of premises and equipment	(5,925)	(4,453)
Proceeds from sale of premises and equipment	906	17
Contingency earn-out payment	-	(1,200)
Other, net	(8)	(16)
Net cash provided by (used in) investing activities	44,197	(48,739)
Financing activities:
Net increase (decrease) in deposits	127,133	(25,907)
Net increase (decrease) in short-term debt and other liabilities	27,153	(18,826)
Issuance of common stock	108,677	-
Excess tax benefit from exercise of stock options	-	4
Payment of cash dividends	(944)	(9,183)
Net cash provided by (used in) financing activities	262,019	(53,912)

Increase (decrease) in cash and cash equivalents	350,772	(22,785)
Cash and cash equivalents at beginning of period	499,344	272,086
Cash and cash equivalents at end of period	$850,116	$249,301

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  Certain 2011 amounts have been reclassified to conform with the 2012 presentation.
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

NOTE 2 – LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development; and commercial real estate.  A summary of gross loans and leases by segment and class as of the dates indicated follows:

	March 31,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$1,452,492	$1,497,380	$1,484,967
Real estate
Consumer mortgages	1,937,997	1,958,367	1,945,190
Home equity	501,331	531,406	514,362
Agricultural	256,683	250,393	239,487
Commercial and industrial-owner occupied	1,287,542	1,316,824	1,301,575
Construction, acquisition and development	858,110	1,117,335	908,362
Commercial real estate	1,742,001	1,831,226	1,754,022
Credit cards	100,527	100,732	106,281
All other	640,855	651,946	657,012
Total	$8,777,538	$9,255,609	$8,911,258

The following table shows the Company’s  loans and leases, net of unearned income, as of March 31, 2012 by segment, class and geographical location:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$56,958	$165,503	$333,153	$51,881	$16,991	$78,288	$249,569	$489,384	$1,441,727
Real estate
Consumer mortgages	108,285	270,476	757,160	55,566	82,585	166,615	444,094	53,216	1,937,997
Home equity	57,995	39,922	170,628	24,849	67,484	75,894	62,253	2,306	501,331
Agricultural	5,775	83,839	72,900	3,937	9,262	13,199	62,470	5,301	256,683
Commercial and industrial-owner occupied	114,985	166,065	453,201	68,002	95,874	95,133	244,967	49,315	1,287,542
Construction, acquisition and development	104,362	69,566	244,459	48,115	95,198	92,608	185,781	18,021	858,110
Commercial real estate	203,365	342,591	342,816	219,999	115,186	101,142	362,700	54,202	1,742,001
Credit cards	-	-	-	-	-	-	-	100,527	100,527
All other	31,347	88,646	195,309	5,662	57,105	47,204	95,521	91,211	612,005
Total	$683,072	$1,226,608	$2,569,626	$478,011	$539,685	$670,083	$1,707,355	$863,483	$8,737,923
* Excludes the Greater Memphis Area.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s general loan policy prohibits the use of interest reserves on loans originated after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in the corresponding market areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.
The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2012 and December 31, 2011:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Outstanding	90+ Days Past Due still Accruing
	(In thousands)
Commercial and industrial	$3,831	$1,511	$3,392	$8,734	$1,432,993	$1,441,727	$10
Real estate
Consumer mortgages	10,482	4,776	17,830	33,088	1,904,909	1,937,997	1,314
Home equity	1,832	769	288	2,889	498,442	501,331	-
Agricultural	638	25	1,518	2,181	254,502	256,683	-
Commercial and industrial-owner occupied	2,493	1,601	8,603	12,697	1,274,845	1,287,542	-
Construction, acquisition and development	9,860	331	16,142	26,333	831,777	858,110	-
Commercial real estate	5,165	1,540	8,979	15,684	1,726,317	1,742,001	-
Credit cards	377	360	587	1,324	99,203	100,527	228
All other	1,740	359	372	2,471	609,534	612,005	146
Total	$36,418	$11,272	$57,711	$105,401	$8,632,522	$8,737,923	$1,698

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Outstanding	90+ Days Past Due still Accruing
	(In thousands)
Commercial and industrial	$5,571	$4,209	$4,193	$13,973	$1,459,755	$1,473,728	$12
Real estate
Consumer mortgages	15,740	6,485	14,569	36,794	1,908,396	1,945,190	2,974
Home equity	1,837	265	594	2,696	511,666	514,362	-
Agricultural	666	54	719	1,439	238,048	239,487	-
Commercial and industrial-owner occupied	2,199	844	12,977	16,020	1,285,555	1,301,575	-
Construction, acquisition and development	4,826	4,955	33,584	43,365	864,997	908,362	-
Commercial real estate	3,778	2,702	9,397	15,877	1,738,145	1,754,022	-
Credit cards	595	303	697	1,595	104,686	106,281	299
All other	2,124	390	1,579	4,093	623,211	627,304	149
Total	$37,336	$20,207	$78,309	$135,852	$8,734,459	$8,870,311	$3,434

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

Pass:  Loans which are performing as agreed with few or no signs of weakness.  These loans show sufficient cash flow, capital and collateral to repay the loan as agreed.  Borrowers for these loans include well capitalized public corporations.

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,376,983	$6,449	$47,783	$4,159	$247	$6,106	$1,441,727
Real estate
Consumer mortgage	1,729,187	23,918	151,679	4,351	446	28,416	1,937,997
Home equity	476,300	2,793	19,626	754	275	1,583	501,331
Agricultural	229,865	1,936	21,763	20	-	3,099	256,683
Commercial and industrial-owner occupied	1,151,368	24,662	83,041	230	89	28,152	1,287,542
Construction, acquisition and development	601,396	22,939	121,556	956	-	111,263	858,110
Commercial real estate	1,491,021	47,535	171,891	72	-	31,482	1,742,001
Credit Cards	100,527	-	-	-	-	-	100,527
All other	575,399	16,685	18,222	678	10	1,011	612,005
Total	$7,732,046	$146,917	$635,561	$11,220	$1,067	$211,112	$8,737,923

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,415,731	$4,947	$43,549	$1,263	$405	$7,833	$1,473,728
Real estate
Consumer mortgage	1,742,593	17,914	148,267	4,434	189	31,793	1,945,190
Home equity	492,235	2,775	17,050	1,134	493	675	514,362
Agricultural	213,280	3,795	19,296	20	-	3,096	239,487
Commercial and industrial-owner occupied	1,167,220	18,280	90,778	496	-	24,801	1,301,575
Construction, acquisition and development	619,497	23,429	136,412	845	-	128,179	908,362
Commercial real estate	1,501,196	37,409	179,295	-	-	36,122	1,754,022
Credit Cards	105,867	41	175	188	10	-	106,281
All other	587,970	16,104	20,263	470	73	2,424	627,304
Total	$7,845,589	$124,694	$655,085	$8,850	$1,170	$234,923	$8,870,311

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance for Credit Losses	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$4,931	$5,684	$-	$3,466	$38
Real estate
Consumer mortgage	14,610	18,635	-	13,178	88
Home equity	874	1,017	-	711	2
Agricultural	1,718	2,895	-	1,602	17
Commercial and industrial-owner occupied	16,390	21,261	-	9,438	98
Construction, acquisition and development	64,770	90,905	-	60,417	348
Commercial real estate	16,947	27,306	-	16,122	154
All other	723	1,035	-	788	6
Total	$120,963	$168,738	$-	$105,722	$751

With an allowance:
Commercial and industrial	$1,175	$1,293	$1,548	$3,783	$36
Real estate
Consumer mortgage	13,806	14,867	3,977	17,469	170
Home equity	709	709	178	258	-
Agricultural	1,381	1,422	386	1,483	-
Commercial and industrial-owner occupied	11,762	12,299	3,051	16,334	73
Construction, acquisition and development	46,493	51,180	11,736	60,877	500
Commercial real estate	14,535	15,616	4,410	18,416	148
All other	288	359	260	327	6
Total	$90,149	$97,745	$25,546	$118,947	$933

Total:
Commercial and industrial	$6,106	$6,977	$1,548	$7,249	$74
Real estate
Consumer mortgage	28,416	33,502	3,977	30,647	258
Home equity	1,583	1,726	178	969	2
Agricultural	3,099	4,317	386	3,085	17
Commercial and industrial-owner occupied	28,152	33,560	3,051	25,772	171
Construction, acquisition and development	111,263	142,085	11,736	121,294	848
Commercial real estate	31,482	42,922	4,410	34,538	302
All other	1,011	1,394	260	1,115	12
Total	$211,112	$266,483	$25,546	$224,669	$1,684

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance for Credit Losses	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$4,874	$6,854	$-	$3,879	$78
Real estate
Consumer mortgage	16,883	19,538	-	19,628	397
Home equity	627	771	-	541	1
Agricultural	1,549	2,676	-	2,502	20
Commercial and industrial-owner occupied	6,973	9,191	-	11,598	185
Construction, acquisition and development	69,843	89,782	-	107,596	941
Commercial real estate	15,184	24,198	-	20,702	311
All other	1,284	1,668	-	1,169	67
Total	$117,217	$154,678	$-	$167,615	$2,000

With an allowance:
Commercial and industrial	$2,959	$3,301	$4,071	$3,558	$49
Real estate
Consumer mortgage	14,910	16,224	4,386	14,960	323
Home equity	48	276	48	504	3
Agricultural	1,547	1,547	380	3,164	18
Commercial and industrial-owner occupied	17,828	21,085	3,601	10,329	146
Construction, acquisition and development	58,336	67,426	21,581	80,957	1,651
Commercial real estate	20,938	21,422	5,324	27,210	851
All other	1,140	1,140	317	1,307	8
Total	$117,706	$132,421	$39,708	$141,989	$3,049

Total:
Commercial and industrial	$7,833	$10,155	$4,071	$7,437	$127
Real estate
Consumer mortgage	31,793	35,762	4,386	34,588	720
Home equity	675	1,047	48	1,045	4
Agricultural	3,096	4,223	380	5,666	38
Commercial and industrial-owner occupied	24,801	30,276	3,601	21,927	331
Construction, acquisition and development	128,179	157,208	21,581	188,553	2,592
Commercial real estate	36,122	45,620	5,324	47,912	1,162
All other	2,424	2,808	317	2,476	75
Total	$234,923	$287,099	$39,708	$309,604	$5,049

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance for Credit Losses	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	8,174	11,563	-	6,703	56
Recreation and all other loans	367	539	-	368	7
Commercial construction	3,241	4,088	-	1,522	34
Commercial acquisition and development	11,927	14,213	-	12,845	77
Residential acquisition and development	41,061	60,502	-	38,979	174
Total	$64,770	$90,905	$-	$60,417	$348

With an allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	3,085	3,085	441	5,550	35
Recreation and all other loans	-	-	-	-	-
Commercial construction	318	839	95	2,395	8
Commercial acquisition and development	9,888	10,028	1,598	10,346	71
Residential acquisition and development	33,202	37,228	9,602	42,586	386
Total	$46,493	$51,180	$11,736	$60,877	$500

Total:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	11,259	14,648	441	12,253	91
Recreation and all other loans	367	539	-	368	7
Commercial construction	3,559	4,927	95	3,917	42
Commercial acquisition and development	21,815	24,241	1,598	23,191	148
Residential acquisition and development	74,263	97,730	9,602	81,565	560
Total	$111,263	$142,085	$11,736	$121,294	$848

	December 31, 2011
	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance for Credit Losses	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$1,067	$2,259	$-	$5,474	$18
One-to-four family construction	7,931	9,313	-	9,269	94
Recreation and all other loans	372	545	-	491	9
Commercial construction	633	917	-	9,663	83
Commercial acquisition and development	17,130	19,855	-	20,640	99
Residential acquisition and development	42,710	56,893	-	62,059	638
Total	$69,843	$89,782	$-	$107,596	$941

With an allowance:
Multi-family construction	$-	$-	$-	$571	$-
One-to-four family construction	5,313	6,083	1,589	5,334	108
Recreation and all other loans	-	-	-	271	2
Commercial construction	4,387	5,128	886	7,289	126
Commercial acquisition and development	5,091	7,728	1,418	12,965	429
Residential acquisition and development	43,545	48,487	17,688	54,527	986
Total	$58,336	$67,426	$21,581	$80,957	$1,651

Total:
Multi-family construction	$1,067	$2,259	$-	$6,045	$18
One-to-four family construction	13,244	15,396	1,589	14,603	202
Recreation and all other loans	372	545	-	762	11
Commercial construction	5,020	6,045	886	16,952	209
Commercial acquisition and development	22,221	27,583	1,418	33,605	528
Residential acquisition and development	86,255	105,380	17,688	116,586	1,624
Total	$128,179	$157,208	$21,581	$188,553	$2,592

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at March 31, 2012 and December 31, 2011 was $211.1 million and $234.9 million, respectively.  At March 31, 2012 and December 31, 2011, $90.1 million and $117.7 million, respectively, of those impaired loans had a valuation allowance of $25.5 million and $39.7 million, respectively.  The remaining balance of impaired loans of $121.0 million and $117.2 million at March 31, 2012 and December 31, 2011, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $51.9 million and $58.0 million at March 31, 2012 and December 31, 2011, respectively.  The average recorded investment in impaired loans was $224.7 million and $309.6 million for the quarter ended March 31, 2012 and the year ended December 31, 2011, respectively.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	March 31,		December 31,
	2012	2011	2011
	(In thousands)

Non-accrual loans and leases	$253,227	$370,726	$276,798
Loans and leases 90 days or more past due, still accruing	1,698	4,829	3,434
Restructured loans and leases still accruing	30,311	49,472	42,018
Total non-performing loans and leases	$285,236	$425,027	$322,250

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At March 31, 2012, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Texas, Louisiana and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2012	2011	2011
	(In thousands)
Commercial and industrial	$11,025	$14,655	$12,260
Real estate
Consumer mortgages	46,562	58,748	47,878
Home equity	2,687	1,543	2,036
Agricultural	4,254	7,597	4,179
Commercial and industrial-owner occupied	32,842	24,638	33,112
Construction, acquisition and development	115,649	202,124	133,110
Commercial real estate	35,715	58,945	40,616
Credit cards	509	617	594
All other	3,984	1,859	3,013
Total	$253,227	$370,726	$276,798

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower under the restructured loan terms and the interest rate at the time of restructure was at or above market for a comparable loan.  During the first quarter of 2012, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	5	$1,010	$674
Real estate
Consumer mortgages	13	3,265	3,211
Agricultural	1	407	404
Commercial and industrial-owner occupied	8	2,128	2,117
Construction, acquisition and development	11	7,280	6,956
Commercial real estate	6	3,180	3,172
All other	5	639	637
Total	49	$17,909	$17,171

	Year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	7	$3,142	$2,374
Real estate
Consumer mortgages	35	6,901	6,424
Agricultural	4	2,650	1,479
Commercial and industrial-owner occupied	29	13,330	11,740
Construction, acquisition and development	30	23,863	19,228
Commercial real estate	24	16,121	15,046
All other	7	2,957	2,406
Total	136	$68,964	$58,697

The following tables summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated):

	Three months ended March 31, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Commercial and industrial	1	$129
Real estate
Consumer mortgages	6	518
Agricultural	1	170
Commercial and industrial-owner occupied	3	1,362
Commercial real estate	2	1,514
Total	13	$3,693

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Commercial and industrial	4	$1,506
Real estate
Consumer mortgages	4	1,563
Agricultural	3	1,382
Commercial and industrial-owner occupied	6	1,683
Construction, acquisition and development	13	3,622
Commercial real estate	3	2,946
All other	1	302
Total	34	$13,004

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2012
	Balance, Beginning of Period	Charge-offs	Recoveries	Provision	Balance, End of Period
	(In thousands)
Commercial and industrial	$20,724	$(4,272)	$1,542	$2,988	$20,982
Real estate
Consumer mortgage	36,529	(4,216)	323	3,912	36,548
Home equity	8,630	(851)	315	134	8,228
Agricultural	3,921	(96)	10	(449)	3,386
Commercial and industrial-owner occupied	21,929	(3,868)	351	2,230	20,642
Construction, acquisition and development	45,562	(11,394)	2,155	(862)	35,461
Commercial real estate	39,444	(2,809)	383	2,364	39,382
Credit Cards	4,021	(562)	118	(436)	3,141
All other	14,358	(758)	288	119	14,007
Total	$195,118	$(28,826)	$5,485	$10,000	$181,777

	Year ended
	December 31, 2011
	Balance, Beginning of Period	Charge-offs	Recoveries	Provision	Balance, End of Period
	(In thousands)
Commercial and industrial	$22,479	$(17,337)	$1,567	$14,015	$20,724
Real estate
Consumer mortgage	35,540	(10,186)	1,111	10,064	36,529
Home equity	7,305	(5,852)	185	6,992	8,630
Agricultural	4,997	(3,420)	123	2,221	3,921
Commercial and industrial-owner occupied	20,403	(10,302)	393	11,435	21,929
Construction, acquisition and development	59,048	(67,362)	3,951	49,925	45,562
Commercial real estate	33,439	(17,436)	1,045	22,396	39,444
Credit Cards	4,126	(3,072)	803	2,164	4,021
All other	9,576	(7,088)	1,001	10,869	14,358
Total	$196,913	$(142,055)	$10,179	$130,081	$195,118

	Three months ended
	March 31, 2011
	Balance, Beginning of Period	Charge-offs	Recoveries	Provision	Balance, End of Period
	(In thousands)
Commercial and industrial	$22,479	$(8,809)	$184	$6,525	$20,379
Real estate
Consumer mortgage	35,540	(3,260)	143	1,189	33,612
Home equity	7,305	(1,082)	45	1,424	7,692
Agricultural	4,997	(592)	2	40	4,447
Commercial and industrial-owner occupied	20,403	(1,716)	173	11,064	29,924
Construction, acquisition and development	59,048	(32,343)	564	26,959	54,228
Commercial real estate	33,439	(4,514)	13	4,547	33,485
Credit Cards	4,126	(881)	255	(54)	3,446
All other	9,576	(553)	312	1,785	11,120
Total	$196,913	$(53,750)	$1,691	$53,479	$198,333

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	March 31, 2012
	Recorded Balance of Impaired Loans	Allowance for Impaired Loans and Leases	Allowance for All Other Loans and Leases	Total Allowance
	(In thousands)
Commercial and industrial	$6,106	$1,548	$19,434	$20,982
Real estate
Consumer mortgage	28,416	3,977	32,571	36,548
Home equity	1,583	178	8,050	8,228
Agricultural	3,099	386	3,000	3,386
Commercial and industrial-owner occupied	28,152	3,051	17,591	20,642
Construction, acquisition and development	111,263	11,736	23,725	35,461
Commercial real estate	31,482	4,410	34,972	39,382
Credit Cards	-	-	3,141	3,141
All other	1,011	260	13,747	14,007
Total	$211,112	$25,546	$156,231	$181,777

	December 31, 2011
	Recorded Balance of Impaired Loans	Allowance for Impaired Loans and Leases	Allowance for All Other Loans and Leases	Total Allowance
	(In thousands)
Commercial and industrial	$7,833	$4,071	$16,653	$20,724
Real estate
Consumer mortgage	31,793	4,386	32,143	36,529
Home equity	675	48	8,582	8,630
Agricultural	3,096	380	3,541	3,921
Commercial and industrial-owner occupied	24,801	3,601	18,328	21,929
Construction, acquisition and development	128,179	21,581	23,981	45,562
Commercial real estate	36,122	5,324	34,120	39,444
Credit Cards	-	-	4,021	4,021
All other	2,424	317	14,041	14,358
Total	$234,923	$39,708	$155,410	$195,118

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2012	2011	2011
	(In thousands)
Balance at beginning of period	$173,805	$133,412	$133,412
Additions to foreclosed properties
New foreclosed properties	10,766	21,464	125,234
Reductions in foreclosed properties
Sales	(11,771)	(13,528)	(64,488)
Writedowns	(4,992)	(4,936)	(20,353)
Balance at end of period	$167,808	$136,412	$173,805

The following table presents the other real estate owned by geographical location, segment and class at March 31, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$423	$16	$-	$-	$821	$-	$-	$-	$1,260
Real estate
Consumer mortgages	3,505	615	2,970	-	4,713	3,523	111	3,377	18,814
Home equity	-	26	22	-	586	141	-	-	775
Agricultural	902	-	730	-	1,164	2,371	-	-	5,167
Commercial and industrial-owner occupied	1,564	656	2,583	2,113	1,829	164	174	291	9,374
Construction, acquisition and development	16,179	1,766	25,510	1,965	46,007	19,458	2,630	-	113,515
Commercial real estate	3,557	1,744	3,241	307	7,318	-	233	579	16,979
All other	209	83	990	117	437	-	55	33	1,924
Total	$26,339	$4,906	$36,046	$4,502	$62,875	$25,657	$3,203	$4,280	$167,808
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $8.4 million and $7.1 million for the three months ended March 31, 2012 and 2011, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $5.8 million and $5.4 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government agencies	$1,552,991	$25,975	$525	$1,578,441
Government agency issued residential mortgage-backed securities	377,767	7,910	531	385,146
Government agency issued commercial mortgage-backed securities	28,876	2,780	9	31,647
Obligations of states and political subdivisions	544,267	24,699	324	568,642
Other	8,946	713	-	9,659
Total	$2,512,847	$62,077	$1,389	$2,573,535

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,471,920	$29,347	$24	$1,501,243
Government agency issued residential mortgage-backed securities	394,894	9,786	70	404,610
Government agency issued commercial mortgage-backed securities	31,161	3,438	-	34,599
Obligations of states and political subdivisions	541,138	22,705	323	563,520
Other	8,938	608	-	9,546
Total	$2,448,051	$65,884	$417	$2,513,518

Gross gains of approximately $94,000 and gross losses of approximately $20,000 were recognized on available-for-sale securities during the first three months of 2012, while gross gains of approximately $1,000 and no gross losses were recognized during the first three months of 2011.
The amortized cost and estimated fair value of available-for-sale securities at March 31, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2012
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Maturing in one year or less	$342,145	$346,944	3.11%
Maturing after one year through five years	1,631,097	1,658,411	1.86
Maturing after five years through ten years	85,957	89,456	4.55
Maturing after ten years	453,648	478,724	5.68
Total	$2,512,847	$2,573,535

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$120,223	$525	$-	$-	$120,223	$525
Government agency issued residential mortgage-backed securities	45,471	445	3,599	86	49,070	531
Government agency issued commercial mortgage-backed securities	1,023	9	-	-	1,023	9
Obligations of states and political subdivisions	21,732	252	317	72	22,049	324
Other	-	-	-	-	-	-
Total	$188,449	$1,231	$3,916	$158	$192,365	$1,389

	December 31, 2011
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$34,850	$24	$-	$-	$34,850	$24
Government agency issued residential mortgage-backed securities	-	-	3,751	70	3,751	70
Government agency issued commercial mortgage-backed securities	-	-	-	-	0	0
Obligations of states and political subdivisions	20,820	144	9,214	179	30,034	323
Other	-	-	-	-	-	-
Total	$55,670	$168	$12,965	$249	$68,635	$417

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first three months of 2012.

NOTE 6 – PER SHARE DATA

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 3.0 million and 3.0 million shares of Company common stock with a weighted average exercise price of $20.80 and $20.77 per share for the three months ended March 31, 2012 and 2011, respectively, were excluded from diluted shares.  Because of the net loss for the three months ended March 31, 2011, no potentially dilutive shares were included in the loss per share calculations for that period, as including such shares would have been antidulitive.  Antidilutive other equity awards of approximately 68,000 and 57,000 shares of Company common stock for the three months ended March 31, 2012 and 2011, respectively, were also excluded from diluted shares.  The basic and diluted earnings per share computations for the first quarter of 2012 reflect the Company’s issuance of 10,952.381 shares of common stock on January 24, 2012 in connection with an underwritten public offering.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income (loss) available to common shareholders	$22,866	91,728	$0.25	$(494)	83,449	$(0.01)
Effect of dilutive share-based awards	-	42		-	-

Diluted EPS
Income (loss) available to common shareholders plus assumed exercise of all outstanding share-based awards	$22,866	91,770	$0.25	$(494)	83,449	$(0.01)

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-sale securities:	(In thousands)
Unrealized losses arising during holding period	$(4,706)	$1,799	$(2,907)	$(4,044)	$1,537	$(2,507)
Less: Reclassification adjustment for net gains realized in net income	(74)	28	(46)	(17)	7	(10)
Recognized employee benefit plan net periodic benefit cost	1,192	(114)	1,078	633	(242)	391
Other comprehensive loss	$(3,588)	$1,713	$(1,875)	$(3,428)	$1,302	$(2,126)
Net income (loss)			22,866			(494)
Comprehensive income (loss)			$20,991			$(2,620)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2012 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2011	$217,618	$53,679	$271,297
Goodwill recorded during the period	-	-	-
Balance as of March 31, 2012	$217,618	$53,679	$271,297

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter that indicated the necessity of an earlier goodwill impairment assessment.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$20,971	$27,801	$20,728
Customer relationship intangibles	32,749	24,445	32,749	23,935
Non-solicitation intangibles	75	47	75	38
Total	$60,625	$45,463	$60,625	$44,701

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended
	March 31,
	2012	2011
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$243	$267
Customer relationship intangibles	510	578
Non-solicitation intangibles	9	9
Total	$762	$854

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2012 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2012	$946	$1,957	$37	$2,940
For year ending December 31, 2013	582	1,668	-	2,250
For year ending December 31, 2014	526	1,418	-	1,944
For year ending December 31, 2015	487	1,128	-	1,615
For year ending December 31, 2016	451	823	-	1,274

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2012	2011
	(In thousands)
Service cost	$2,592	$2,082
Interest cost	2,072	2,028
Expected return on assets	(3,670)	(3,713)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	(192)	50
Recognized net loss	1,379	578
Net periodic benefit costs	$2,186	$1,030

NOTE 10 – RECENT PRONOUNCEMENTS

In April 2011, the FASB issued an accounting standards update (“ASU”) regarding reconsideration of effective control for repurchase agreements.  This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by this ASU.  The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of this ASU did not have a material impact on the financial position and results of operations of the Company.
In May 2011, the FASB issued an ASU regarding amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  This ASU provides amendments to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurements and disclosure requirements are the same.  The ASU is effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of this ASU did not have a material impact on the financial position and results of operations of the Company.
In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income.  This ASU amends existing guidance and eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity.  This ASU requires that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  This ASU is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this ASU changed the manner in which the Company’s other comprehensive income is disclosed and did not have an impact on the financial position and results of operations of the Company.
In September 2011, the FASB issued an ASU regarding goodwill impairment.  This ASU gives companies the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on the financial position and results of operations of the Company.

NOTE 11 - SEGMENT REPORTING

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments -- Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage lending, trust services, credit card activities, investment services and other activities not allocated to the Community Banking or Insurance Agencies operating segments.
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
	(In thousands)
Three months ended March 31, 2012:
Results of Operations
Net interest revenue	$107,652	$73	$(2,115)	$105,610
Provision for credit losses	10,228	-	(228)	10,000
Net interest revenue after provision for credit losses	97,424	73	(1,887)	95,610
Noninterest revenue	31,185	23,151	18,024	72,360
Noninterest expense	99,059	18,698	17,923	135,680
Income (loss) before income taxes	29,550	4,526	(1,786)	32,290
Income tax expense (benefit)	9,172	1,819	(1,567)	9,424
Net income (loss)	$20,378	$2,707	$(219)	$22,866
Selected Financial Information
Total assets at end of period	$10,765,843	$175,763	$2,365,966	$13,307,572
Depreciation and amortization	6,022	874	699	7,595

Three months ended March 31, 2011:
Results of Operations
Net interest revenue	$102,663	$94	$6,680	$109,437
Provision for credit losses	53,241	-	238	53,479
Net interest revenue after provision for credit losses	49,422	94	6,442	55,958
Noninterest revenue	27,991	22,538	17,782	68,311
Noninterest expense	82,710	18,060	29,240	130,010
(Loss) income before income taxes	(5,297)	4,572	(5,016)	(5,741)
Income tax (benefit) expense	(3,926)	1,822	(3,143)	(5,247)
Net (loss) income	$(1,371)	$2,750	$(1,873)	$(494)
Selected Financial Information
Total assets at end of period	$10,636,472	$164,488	$2,746,278	$13,547,238
Depreciation and amortization	6,273	975	1,082	8,330

The increased net income of the Community Banking operating segment for the three months ended March 31, 2012 was primarily related to the decrease in the provision for credit losses.

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

	March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Unpaid principal balance	$4,413,139	$3,946,961	$4,293,552
Weighted-average prepayment speed (CPR)	18.1	13.9	22.7
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	4.8	5.2	4.9
Weighted-average remaining maturity (months)	310.0	315.0	311.0
Weighted-average servicing fee (basis points)	27.8	28.3	28.0

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
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2012	2011
	(In thousands)
Fair value as of January 1	$30,174	$38,642
Additions:
Origination of servicing assets	3,525	2,431
Changes in fair value:
Due to payoffs/paydowns	(1,726)	(1,300)
Due to change in valuation inputs or assumptions used in the valuation model	3,697	2,540
Other changes in fair value	(2)	(7)
Fair value as of March 31	$35,668	$42,306

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.1 million and $2.8 million and late and other ancillary fees of approximately $362,000 and $321,000 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $213.3 million with a carrying value and fair value reflecting a loss of approximately $98,000.  At March 31, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $97.0 million with a carrying value and fair value reflecting a loss of approximately $168,000.  At March 31, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $159.1 million with a carrying value and fair value reflecting a gain of $2.7 million.  At March 31, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $77.9 million with a carrying value and fair value reflecting a gain of approximately $886,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2012, the notional amount of customer related derivative financial instruments was $479.4 million with an average maturity of 59 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.8%.

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

Mortgage servicing rights.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  An estimate of the fair value of the Company’s MSRs is determined by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  All of the Company’s MSRs are classified as Level 3.  For additional information about the Company’s valuation of MSRs, see Note 12 -  Mortgage Servicing Rights.

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.6% to 4.5%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Other real estate owned.  Other real estate owned (“OREO”) is carried at the lower of cost or estimated fair value, less estimated selling costs and is subject to nonrecurring fair value adjustments.  Estimated fair value is determined on the basis of independent appraisals and other relevant factors less an average of 7% for estimated selling costs.  All of the Company’s OREO is classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,578,441	$-	$1,578,441
Government agency issued residential mortgage-backed securities	-	385,146	-	385,146
Government agency issued commercial mortgage-backed securities	-	31,647	-	31,647
Obligations of states and political subdivisions	-	568,642	-	568,642
Other	665	8,994	-	9,659
Mortgage servicing rights	-	-	35,668	35,668
Derivative instruments	-	-	53,057	53,057
Total	$665	$2,572,870	$88,725	$2,662,260
Liabilities:
Derivative instruments	$-	$-	$51,208	$51,208

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$459,763	$-	$459,763
Government agency issued residential mortgage-backed securities	-	529,302	-	529,302
Government agency issued commercial mortgage-backed securities	-	30,938	-	30,938
Obligations of states and political subdivisions	-	111,380	-	111,380
Other	638	13,442	-	14,080
Mortgage servicing rights	-	-	42,306	42,306
Derivative instruments	-	-	33,120	33,120
Total	$638	$1,144,825	$75,426	$1,220,889
Liabilities:
Derivative instruments	$-	$-	$32,766	$32,766

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2012 and 2011:

	Mortgage Servicing Rights	Derivative Instruments	Available- for-sale Securities
	(In thousands)
Balance at December 31, 2011	$30,174	$342	$-
Year to date net gains included in:
Net income	5,494	1,507	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2012	$35,668	$1,849	$-
Net unrealized gains included in net income for the quarter relating to assets and liabilities held at March 31, 2012	$3,697	$1,507	$-

	Mortgage Servicing Rights	Derivative Instruments	Available- for-sale Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Year to date net gains (losses) included in:
Net income (loss)	3,664	(2,331)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2011	$42,306	$354	$-
Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at March 31, 2011	$2,540	$(2,331)	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and 2011:

	March 31, 2012
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$110,294	$-	$110,294	$-
Impaired loans	-	-	211,112	211,112	(25,546)
Other real estate owned	-	-	167,808	167,808	(26,520)

	March 31, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$56,876	$-	$56,876	$-
Impaired loans	-	-	338,821	338,821	(49,419)
Other real estate owned	-	-	136,412	136,412	(14,738)

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

Held-to-maturity securities.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.    The Company’s held-to-maturity securities that are traded on an active exchange, such as the New York Stock Exchange, are classified as Level 1.  Held-to-maturity securities valued using matrix pricing are classified as Level 2.  Held-to-maturity securities valued using matrix pricing that has been adjusted to compensate for the present value of expected cash flows, market liquidity, credit quality and volatility are classified as Level 3.

Loans and Leases.  Fair values are estimated for portfolios of loans and leases with similar financial characteristics.  The fair value of loans and leases is calculated by discounting scheduled cash flows through the estimated maturity using rates the Company would currently offer customers based on the credit and interest rate risk inherent in the loan or lease.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and borrower information.  Estimated maturity represents the expected average cash flow period, which in some instances is different than the stated maturity.  This entrance price approach results in a calculated fair value that would be different than an exit or estimated actual sales price approach and such differences could be significant.  All of the Company’s loans and leases are classified as Level 3.

Deposit Liabilities.  Under FASB ASC 825, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings, is equal to the amount payable on demand as of the reporting date.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The discount rate is estimated using the prevailing rates offered for deposits of similar maturities.  The Company’s noninterest bearing demand deposits, interest bearing demand deposits and savings are classified as Level 1.  Certificates of deposit are classified as Level 2.

Debt.  The carrying amounts for federal funds purchased and repurchase agreements approximate fair value because of their short-term maturity.  The fair value of the Company’s fixed-term Federal Home Loan Bank (“FHLB”) advances is based on the discounted value of contractual cash flows.  The discount rate is estimated using the prevailing rates available for advances of similar maturities.  The fair value of the Company’s junior subordinated debt is based on market prices or dealer quotes.  The Company’s federal funds purchased, repurchase agreements and junior subordinated debt are classified as Level 1.  FHLB advances are classified as Level 2.

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 1.

The following table presents carrying and fair value information of financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$184,441	$184,441	$195,681	$195,681
Interest bearing deposits with other banks	665,675	665,675	303,663	303,663
Available-for-sale securities	2,573,535	2,573,535	2,513,518	2,513,518
Net loans and leases	8,556,146	8,605,943	8,675,193	8,730,819
Loans held for sale	110,294	110,323	83,458	83,503

Liabilities:
Noninterest bearing deposits	2,260,012	2,260,012	2,269,799	2,269,799
Savings and interest bearing deposits	5,964,841	5,964,841	5,698,527	5,698,527
Other time deposits	2,857,469	2,901,829	2,986,863	3,029,147
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	402,589	402,121	375,433	375,285
Long-term debt and other borrowings	193,877	205,974	193,880	200,166

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(98)	(98)	(1,057)	(1,057)
Commitments to fund fixed rate mortgage loans	2,710	2,710	2,140	2,140
Interest rate swap position to receive	50,094	50,094	53,608	53,608
Interest rate swap position to pay	(50,857)	(50,857)	(54,349)	(54,349)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
	(In thousands)
Annuity fees	$642	$1,296
Brokerage commissions and fees	1,438	1,638
Bank-owned life insurance	2,613	1,699
Other miscellaneous income	4,377	4,683
Total other noninterest income	$9,070	$9,316

The following table details other noninterest expense for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
	(In thousands)
Advertising	$841	$889
Foreclosed property expense	8,409	7,082
Telecommunications	2,206	2,143
Public relations	1,466	1,514
Data processing	2,764	2,301
Computer software	1,803	1,848
Amortization of intangibles	763	854
Legal fees	2,216	2,598
Postage and shipping	1,255	1,297
Other miscellaneous expense	18,244	17,355
Total other noninterest expense	$39,967	$37,881

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

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
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of March 31, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, its internal control over financial reporting and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC issued subpoenas for documents and testimony, with which the Company has fully complied.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  Management of the Company plans to file a petition for leave to appeal the class certification order, which, if granted, would provide the Company with an immediate right to appeal the class certification order.  At this state of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, estimates of fair value discount rates, fair values of  available-for-sale securities, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the impact of the Durbin Debit Interchange Amendment on the Company’s debit card revenue, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, future acquisitions and consideration to be used therefore, the use of proceeds from the Company’s underwritten public offering and the impact of certain claims, legal and administrative proceedings and pending litigation. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, conditions in the financial markets and economic conditions generally, the ongoing debt crisis and the downgrade of the sovereign credit ratings for various nations, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the impact of legal or administrative proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, the effectiveness of the Company’s internal controls, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.3 billion in assets at March 31, 2012.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2012 and 2011 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact has been reflected in the credit quality measures during the past two years, the Company’s financial condition at March 31, 2012 indicates decreases in the allowance for credit losses, total NPLs and non-performing assets (“NPAs”), and near-term past dues when compared to December 31, 2012 and March 31, 2011.  Management believes that the Company is well positioned with respect to overall credit quality as evidenced by this improvement in credit quality metrics at March 31, 2012 compared to December 31, 2011 and March 31, 2011.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.
The largest source of the Company’s revenue is derived from the operation of its principal operating subsidiary, the Bank.  The financial condition and operating results of the Bank are affected by the level and volatility of interest rates on loans, investment securities, deposits and other borrowed funds, and the impact of economic downturns on loan demand, collateral value and creditworthiness of existing borrowers.  The financial services industry is highly competitive and heavily regulated.  The Company’s success depends on its ability to compete aggressively within its markets while maintaining sufficient asset quality and cost controls to generate net income.
In the first quarter of 2012, the Company’s debit card revenue decreased by $3.2 million compared to the first quarter of 2011.  Management estimates that debit card revenue could be reduced by approximately $13.0 million in 2012 compared to 2011, as a result of the impact of the final rule implementing the Durbin Debt Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin Amendment”).  This estimate is based on management’s assumptions that revenue associated with consumer signature activity would be 58% of the level prior to the implementation of the Durbin Amendment, revenue associated with business signature activity would be 12% of the level prior to the implementation of the Durbin Amendment and revenue associated with consumer and business PIN activity would be 80% of the level prior to the implementation of the Durbin Amendment.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL QUARTERLY DATA

	Three months ended
	March 31,
	2012	2011
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$125,375	$138,828
Total interest expense	19,765	29,391
Net interest income	105,610	109,437
Provision for credit losses	10,000	53,479
Noninterest income	72,360	68,311
Noninterest expense	135,680	130,010
Income (loss) before income taxes	32,290	(5,741)
Income tax expense (benefit)	9,424	(5,247)
Net income (loss)	$22,866	$(494)

Balance Sheet - Period-end balances:
Total assets	$13,307,572	$13,547,238
Total securities	2,573,535	2,812,666
Loans and leases, net of unearned income	8,737,923	9,213,836
Total deposits	11,082,322	11,464,114
Long-term debt	33,500	110,000
Total shareholders' equity	1,392,199	1,211,061

Balance Sheet-Average Balances:
Total assets	$13,088,358	$13,539,763
Total securities	2,507,941	2,738,415
Loans and leases, net of unearned income	8,791,542	9,299,984
Total deposits	11,043,952	11,497,638
Long-term debt	33,500	110,000
Total shareholders' equity	1,363,709	1,219,399

Common Share Data:
Basic earnings (loss) per share	$0.25	$(0.01)
Diluted earnings (loss) per share	0.25	(0.01)
Cash dividends per share	0.01	0.11
Book value per share	14.74	14.51
Dividend payout ratio	4.00%	NM %

Financial Ratios (Annualized):
Return on average assets	0.70%	(0.01	) %
Return on average shareholders' equity	6.74	(0.16)
Total shareholders' equity to total assets	10.46	8.94
Tangible shareholders' equity to tangible assets	8.49	6.95
Net interest margin-fully taxable equivalent	3.66	3.69

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	1.06%	2.24%
Provision for credit losses to average loans and leases	0.45	2.30
Allowance for credit losses to net loans and leases	2.08	2.15
Allowance for credit losses to NPLs	63.73	46.66
Allowance for credit losses to NPAs	40.12	35.33
NPLs to net loans and leases	3.26	4.61
NPAs to net loans and leases	5.18	6.09

Captial Adequacy:
Tier I capital	13.22%	10.65%
Total capital	14.47	11.92
Tier I leverage capital	9.85	8.01

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

	March 31,
	2012	2011
	(Dollars, in thousands)
Tangible Assets:
Total assets	$13,307,572	$13,547,238
Less: Goodwill	271,297	271,297
Other identifiable intangible assets	15,850	18,844
Total tangible assets	$13,020,425	$13,257,097

Tangible Shareholders' Equity
Total shareholders' equity	$1,392,199	$1,211,061
Less: Goodwill	271,297	271,297
Other identifiable intangible assets	15,850	18,844
Total tangible shareholders' equity	$1,105,052	$920,920

Tangible shareholders' equity to tangible assets	8.49%	6.95%

FINANCIAL HIGHLIGHTS

The Company reported net income of $22.9 million for the first quarter of 2012, compared to a net loss of approximately $494,000 for the same quarter of 2011.  The decreased provision for credit losses was the most significant factor contributing to the increase in net income, as the charge in the first quarter of 2012 was $10.0 million, compared to a charge of $53.5 million during the first quarter of 2011.  Net charge-offs decreased to $23.3 million, or 1.06% of average loans and leases, during the first quarter of 2012, compared to $52.1 million, or 2.24% of average loans and leases, during the first quarter of 2011.  The decrease in the provision for credit losses reflected the impact of a significant decrease in NPL formation during the first quarter of 2012 as NPLs decreased from $322.3 million at December 30, 2011 to $285.2 million at March 31, 2012.  The impact of the economic environment continues to be evident on real estate consumer mortgage and construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Many of these loans have become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  The Company has continued its focus on improving credit quality and reducing NPLs especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans of $17.5 million to $115.6 million at March 31, 2012 from $133.1 million at December 31, 2011.
The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $105.6 million for the first quarter of 2012, a decrease of $3.8 million, or 3.5%, from $109.4 million for the first quarter of 2011.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate savings deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $9.6 million, or 32.8%, in the first quarter of 2012 compared to the first quarter of 2011.  The decrease in net interest revenue for the first quarter of 2012 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand as interest revenue decreased $13.5 million, or 9.7%, in the first quarter of 2012 compared to the first quarter of 2011.  Real estate construction, acquisition and development loans decreased $50.3 million, or 5.5%, to $858.1 million at March 31, 2012 from $908.4 million at December 31, 2011.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Texas and Louisiana markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $4.0 million, or 5.9%, for the first quarter of 2012 compared to the first quarter of 2011.  The primary contributor to the increase in noninterest revenue for the first quarter of 2012 was the increase in mortgage lending revenue to $15.1 million for the first quarter of 2012 compared to $7.6 million for the first quarter of 2011.  The increase in mortgage lending revenue was primarily related to the increase in mortgage originations.  Mortgage origination volume increased in the first quarter of 2012 to $395.1 million from $202.8 million for the first quarter of 2011.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $9.7 million in the first quarter of 2012 compared to $3.2 million in the first quarter of 2011.  Mortgage lending revenue was also positively impacted by the increase in the fair value of MSRs.  The fair value of MSRs increased $3.7 million during the first quarter of 2012 compared to an increase of $2.5 million for the first quarter of 2011.
 The increase in noninterest revenue was somewhat offset by the decrease in service charges, credit card, debit card and merchant fees, and trust income as these noninterest revenues decreased 13.6% in the aggregate in the first quarter of 2012 compared to the first quarter of 2011.  Bank-owned life insurance revenue increased 53.8% for the comparable three-month period of 2011 as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012.  There were no significant non-recurring noninterest revenue items during the first quarter of 2011.
Noninterest expense increased 4.4% to $135.7 million for the first quarter of 2012 compared to $130.0 million for the first quarter of 2011.  The increase in noninterest expense for the first quarter of 2012 was primarily related to the increase in salaries and employee benefits expense to $74.9 million for the first quarter of 2012 compared to $70.4 million for the first quarter of 2011.  The increase in salaries and employee benefits was primarily related to increases in FICA taxes, employee benefits and incentive compensation during the first quarter of 2012 compared to the first quarter of 2011.  Contributing to the increase in noninterest expense for the first quarter of 2012 was the increase in foreclosed property expense of $1.3 million, or 18.7%, to $8.4 million for the first quarter of 2012 compared to $7.1 million for the first quarter of 2011.  Foreclosed property expense increased primarily as a result of the increase in the number of properties owned.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned income) (1)(2)	$8,791.5	$109.9	5.03%	$9,300.0	$118.2	5.15%
Loans held for sale	61.3	0.5	3.57%	39.1	0.4	4.64%
Held-to-maturity securities:
Taxable (3)	-	-	-	1,322.7	8.1	2.49%
Non-taxable (4)	-	-	-	330.6	5.2	6.32%
Available-for-sale securities:
Taxable (5)	2,058.9	11.3	2.20%	1,014.4	8.6	3.43%
Non-taxable (6)	449.1	6.5	5.86%	70.7	1.3	7.27%
Federal funds sold, securities purchased under agreement to resell and short-term investments	603.9	0.4	0.27%	317.3	0.2	0.32%
Total interest earning assets and revenue	11,964.7	128.6	4.32%	12,394.8	142.0	4.65%
Other assets	1,325.8			1,363.1
Less: Allowance for credit losses	(202.1)			(218.1)

Total	$13,088.4			$13,539.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,960.1	$4.4	0.36%	$5,153.1	$6.5	0.52%
Savings	1,027.6	0.7	0.28%	897.3	0.8	0.37%
Other time	2,916.9	11.3	1.56%	3,553.6	17.5	2.00%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	359.7	0.1	0.09%	433.7	0.2	0.18%
Junior subordinated debt securities	160.3	2.9	7.22%	160.3	2.9	7.23%
Long-term FHLB borrowings	33.5	0.4	4.19%	110.0	1.5	5.47%
Total interest bearing liabilities and expense	9,458.1	19.8	0.84%	10,308.0	29.4	1.16%

Demand deposits -noninterest bearing	2,139.4			1,893.7
Other liabilities	127.2			118.7
Total liabilities	11,724.7			12,320.4
Shareholders' equity	1,363.7			1,219.4
Total	$13,088.4			$13,539.8
Net interest revenue-FTE		$108.8			$112.6
Net interest margin-FTE			3.66%			3.69%
Net interest rate spread			3.48%			3.49%
Interest bearing liabilities to interest earning assets			79.05%			83.16%
(1) Includes taxable equivalent adjustment to interest of $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended March 31, 2011 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $1.8 million for the three months ended March 31, 2011 using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended March 31, 2012 using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of $2.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2012 decreased $3.8 million, or 3.4%, compared to the same period in 2011.  The decrease in net interest revenue-FTE was primarily a result of the increase in short-term investments resulting from excess liquidity coupled with the continued lack of loan growth, as the short-term investments have lower average rates earned than the average rates paid on interest bearing liabilities.
Interest revenue-FTE for the three-month period ended March 31, 2012 decreased $13.4 million, or 9.4%, compared to the same period in 2011.  The decrease in interest revenue-FTE was a result of the increase in lower rate securities combined with the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 33 basis points for the first quarter of 2012 compared to the same period in 2011.  Average interest-earning assets decreased $430.1 million, or 3.5%, for the three-month period ended March 31, 2012, compared to the same period in 2011.  The decrease in average interest-earning assets was primarily a result of the larger decrease in net loans and leases and securities than the increase in short-term investment resulting from excess liquidity.
Interest expense for the three-month period ended March 31, 2012 decreased $9.6 million, or 32.8%, compared to the same period in 2011.  The decrease in interest expense was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposit and their corresponding rates, coupled with the decrease in higher rate long-term Federal Home Loan Bank (“FHLB”) borrowings.  This activity resulted in an overall decrease in the average rate paid of 32 basis points for the first quarter of 2012 compared to the first quarter of 2011.  Average interest bearing liabilities decreased $849.9 million, or 8.2%, for the three-month period ended March 31, 2012 compared to the same period in 2011.  The decrease in average interest bearing liabilities was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits, other time deposits, short-term borrowings and long-term borrowings.
Net interest margin was 3.66% for the three months ended March 31, 2012, a decrease of three basis points from 3.69% for the three months ended March 31, 2012.  The slight decrease in the net interest margin was primarily a result of weak loan demand and an increase in short-term investments having lower yields than those earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at March 31, 2012:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$665,675	$-	$-	$-
Available-for-sale and trading securities	173,122	240,190	1,338,800	821,423
Loans and leases, net of unearned income	3,973,991	1,650,144	2,754,284	359,504
Loans held for sale	95,112	254	1,485	13,443
Total interest earning assets	4,907,900	1,890,588	4,094,569	1,194,370
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,964,841	-	-	-
Other time deposits	510,140	1,244,068	1,103,017	244
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	401,089	1,500	-	-

Long-term FHLB borrowings and junior subordinated debt securities	-	-	3,500	190,312
Other	-	-	65	-
Total interest bearing liabilities	6,876,070	1,245,568	1,106,582	190,556
Interest rate sensitivity gap	$(1,968,170)	$645,020	$2,987,987	$1,003,814
Cumulative interest sensitivity gap	$(1,968,170)	$(1,323,150)	$1,664,837	$2,668,651

In the event interest rates increase after March 31, 2012, based on this interest rate sensitivity gap, the Company would likely experience decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest-earning assets.  Conversely, in the event interest rates decline after March 31, 2012, based on this interest rate sensitivity gap, it is likely that the Company would experience slightly increased net interest revenue in the following one-year period.  It should be noted that the balances shown in the table above are at March 31, 2012 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.
As of March 31, 2012, the Bank had $1.9 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.63%, an average maturity of 30 months and a fully-indexed interest rate of 3.71% at March 31, 2012.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At March 31, 2012, the Company had $934.5 million, $1.2 billion and $724.1 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of March 31, 2012 and 2011 was not considered meaningful because of the historically low interest rate environment.  Variances were calculated from the base case scenario, which reflected prevailing market rates.  For the tables below, management assumed all non-maturity deposits had an average life of one day for calculating EVE.  In addition, management assumed a beta value of 1, or 100%, for all non-term deposits for purposes of calculating net interest income instantaneous rate shocks.  “Beta,” in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.  Calculations using the aforementioned assumptions are designed to delineate maximum risk exposure.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2012	March 31, 2011
+400 basis points	-12.1%	NA
+300 basis points	-9.8%	NA
+200 basis points	-7.4%	-7.4%
+100 basis points	-4.3%	-4.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2012	March 31, 2011
+400 basis points	-34.4%	NA
+300 basis points	-27.0%	NA
+200 basis points	-19.2%	-14.7%
+100 basis points	-10.4%	-7.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2012	March 31, 2011
+200 basis points	-6.3%	-6.2%
-200 basis points	NM	NM
NM=not meaningful

For the tables below, average life assumptions and beta values for non-maturity deposits were estimated based on the historical behavior.  Calculations using these assumptions are designed to delineate more precise risk exposure under the various shock scenarios.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2012	March 31, 2011
+400 basis points	9.2%	NA
+300 basis points	11.2%	NA
+200 basis points	9.8%	NA
+100 basis points	4.3%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2012	March 31, 2011
+400 basis points	-24.2%	NA
+300 basis points	-17.1%	NA
+200 basis points	-11.0%	NA
+100 basis points	-6.3%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2012	March 31, 2011
+200 basis points	4.5%	NA
-200 basis points	NM	NM
NM=not meaningful
NA=not available

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
Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses.  The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established a real estate risk management group and an Impairment Committee.  The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral.  The Bank’s Board of Directors has appointed an impairment committee (the “Impairment Committee”), which is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his or her credit administrator is required to prepare an impairment analysis to be reviewed by the Impairment Committee.  The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect all the contractual principal and interest on the loan.  The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The Impairment Committee meets on a monthly basis.
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
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $200,000 that have characteristics of potential impairment such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At March 31, 2012, impaired loans totaled $211.1 million, which was net of cumulative charge-offs of $55.4 million.  Additionally, the Company had specific reserves for impaired loans of $25.5 million included in the allowance for credit losses.  Impaired loans at March 31, 2012 were primarily from the Company’s commercial and residential real estate construction, acquisition and development portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$195,118	$196,913

Loans and leases charged off:
Commercial and industrial	(4,272)	(8,809)
Real estate
Consumer mortgages	(4,216)	(3,974)
Home equity	(851)	(1,082)
Agricultural	(96)	(592)
Commercial and industrial-owner occupied	(3,868)	(1,716)
Construction, acquisition and development	(11,394)	(31,629)
Commercial real estate	(2,809)	(4,514)
Credit cards	(562)	(881)
All other	(758)	(553)
Total loans charged off	(28,826)	(53,750)

Recoveries:
Commercial and industrial	1,542	184
Real estate
Consumer mortgages	323	143
Home equity	315	45
Agricultural	10	2
Commercial and industrial-owner occupied	351	173
Construction, acquisition and development	2,155	564
Commercial real estate	383	13
Credit cards	118	255
All other	288	312
Total recoveries	5,485	1,691

Net charge-offs	(23,341)	(52,059)

Provision charged to operating expense	10,000	53,479
Balance, end of period	$181,777	$198,333

Average loans for period	$8,791,542	$9,299,984

Ratios:
Net charge-offs to average loans (annualized)	1.06%	2.24%
Provision for credit losses to average loans and leases, net of unearned income (annualized)	0.45%	2.30%
Allowance for credit losses to loans and leases, net of unearned income	2.08%	2.15%
Allowance for credit losses to net charge-offs (annualized)	194.70%	95.24%

Net charge-offs decreased $28.7 million, or 55.2%, in the first quarter of 2012 compared to the first quarter of 2011.  Decreases in net charge-offs in the first quarter of 2012 contributed to a lower provision for credit losses of $10.0 million during the first quarter of 2012 compared to a provision of $53.5 million in the same quarter of 2011.   Annualized net charge-offs as a percentage of average loans and leases decreased to 1.06% for the first quarter of 2012 compared to 2.24% for the first quarter of 2011.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in a decreased level of charge-offs in the first quarter of 2012 compared to the first quarter of 2011 as updated appraisals came in closer to loan carrying values.  The decreased level of charge-offs resulted in an increase in the ratio of the allowance for credit losses to annualized charge-offs from 95.24% for the first quarter of 2011 to 194.70% for the first quarter of 2012.
The provision for credit losses decreased to $10.0 million for the first quarter of 2012 compared to $53.5 million in the first quarter of 2011.  The decrease in the provision for credit losses was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.
As of March 31, 2012, 83.4% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  This resulted in impaired loans having an aggregate net book value of 70% of their contractual principal balance at March 31, 2012.  As of March 31, 2011, 91.4% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  This resulted in impaired loans having an aggregate net book value of 68% of their contractual principal balance at March 31, 2011.  Non-accrual loans not impaired are loans not determined to be collaterally dependant.
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

	March 31,				December 31,
	2012		2011		2011
	Allowance for Credit Losses	% of Total Loans and Leases	Allowance for Credit Losses	% of Total Loans and Leases	Allowance for Credit Losses	% of Total Loans and Leases
	(Dollars in thousands)
Commercial and industrial	$20,982	16.5%	$20,379	16.2%	$20,724	16.6%
Real estate
Consumer mortgages	36,548	22.1%	33,612	21.2%	36,529	21.8%
Home equity	8,228	5.7%	7,692	5.7%	8,630	5.8%
Agricultural	3,386	2.9%	4,447	2.7%	3,921	2.7%
Commercial and industrial-owner occupied	20,642	14.7%	29,924	14.2%	21,929	14.6%
Construction, acquisition and development	35,461	9.8%	54,228	12.1%	45,562	10.2%
Commercial real estate	39,382	19.8%	33,485	19.8%	39,444	19.7%
Credit cards	3,141	1.1%	3,446	1.1%	4,021	1.2%
All other	14,007	7.4%	11,120	7.0%	14,358	7.4%
Total	$181,777	100.0%	$198,333	100.0%	$195,118	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2012 and 2011 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	March 31,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage lending	$15,142	$7,581	99.7%
Credit card, debit card and merchant fees	7,523	10,346	(27.3)
Service charges	15,116	15,368	(1.6)
Trust income	2,282	3,134	(27.2)
Securities gains, net	74	17	335.3
Insurance commissions	23,153	22,549	2.7
Annuity fees	642	1,296	(50.5)
Brokerage commissions and fees	1,438	1,638	(12.2)
Bank-owned life insurance	2,613	1,699	53.8
Other miscellaneous income	4,377	4,683	(6.5)
Total noninterest revenue	$72,360	$68,311	5.9%

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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2012, seven mortgage loans totaling $1.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $127,000 was recognized related to these repurchased or make whole loans.  During the first three months of 2011, no mortgage loans were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Therefore, no loss was recognized related to repurchased or make whole loans.
 At March 31, 2012, the Company had reserved approximately $959,000 for potential losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  A mortgage loan foreclosure committee of the Bank reviews all delinquent loans before beginning the foreclosure process.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $395.1 million and $202.8 million produced origination revenue of $9.7 million and $3.2 million for the quarters ended March 31, 2012 and 2011, respectively.  The increase in mortgage origination revenue was a direct result of the increase in mortgage loan origination volumes for the first quarter of 2012 compared to the first quarter of 2011.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.5 million and $3.1 million for the quarters ended March 31, 2012 and 2011, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.7 million and $1.3 million for the quarters ended March 31, 2012 and 2011, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $3.7 million and $2.5 million for the first quarter of 2012 and 2011, respectively.
The following tables present the Company’s mortgage lending operations for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011	% Change
	(Dollars in thousands)
Production revenue:
Origination	$9,720	$3,224	201.5%
Servicing	3,451	3,117	10.7
Payoffs/Paydowns	(1,726)	(1,300)	32.8
Total	11,445	5,041	127.0
MSR market value adjustment	3,697	2,540	45.6
Mortgage lending revenue	$15,142	$7,581	99.7%

	(Dollars in millions)
Origination volume	$395	$203	94.6%

Mortgage loans serviced at period-end	$4,413	$3,947	11.8%

Credit card, debit card and merchant fees decreased for the comparable three-month periods as a result of the impact of the implementation of the Durbin Amendment with that decrease somewhat offset by the increase in the number and monetary volume of items processed.  As a result of the impact of the Durbin Amendment implementation, among other factors, debit card revenue decreased by $3.2 million for the first quarter of 2012 compared to the first quarter of 2011.  Management estimates that debit card revenue could be reduced in 2012 by approximately $13.0 million as a result of the impact of the Durbin Amendment.
Recent changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in a decrease in insufficient fund fees for the first quarter of 2012 compared to the first quarter of 2011.  However, service charges on deposit accounts, which include insufficient fund fees, remained stable for the three-month periods ended March 31, 2012 and 2011, as the Company took steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income decreased by 27.2% for the three-month periods ended March 31, 2012 and 2011 primarily as a result of decreases in the assets under management or in custody.  Net security gains of approximately $74,000 for the three-month period ended March 31, 2012 were primarily a result of calls of available-for-sale securities.
Insurance commissions remained relatively stable for the comparable three-month periods.  Annuity fees decreased by 50.5% for the comparable three-month periods as a result of fewer annuity sales combined with reduced commissions on those sales.  Brokerage commissions and fees decreased by 12.2% for the comparable three-month periods as a result of the lower volume of transactions.  Bank-owned life insurance revenue increased

53.8% for the comparable three-month periods as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, decreased 6.5% for the comparable three-month periods as a result of decreases in miscellaneous investment income.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2012 and 2011 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2012	2011	% Change
	(Dollars in thousands)
Salaries and employee benefits	$74,931	$70,375	6.5%
Occupancy, net	10,066	10,671	(5.7)
Equipment	5,333	5,658	(5.7)
Deposit insurance assessments	5,383	5,425	(0.8)
Advertising	841	889	(5.4)
Foreclosed property expense	8,409	7,082	18.7
Telecommunications	2,206	2,143	2.9
Public relations	1,466	1,514	(3.2)
Data processing	2,764	2,301	20.1
Computer software	1,803	1,848	(2.4)
Amortization of intangibles	763	854	(10.7)
Legal fees	2,216	2,598	(14.7)
Postage and shipping	1,255	1,297	(3.2)
Other miscellaneous expense	18,244	17,355	5.1
Total noninterest expense	$135,680	$130,010	4.4%

Salaries and employee benefits expense for the three months ended March 31, 2012 increased compared to the same period in 2011, primarily because of increased FICA taxes, employee benefits and incentive compensation.  Occupancy expense decreased for the comparable three-month periods primarily because of the effect of the closure of branch offices during 2011 under the Company’s branch optimization project.  Equipment expense decreased for the comparable three-month periods primarily because of decreased depreciation.  Deposit insurance assessments remained relatively stable for the comparable three-month periods.
Foreclosed property expense increased for the three months ended March 31, 2012 compared to the same period in 2011, as the Company experienced losses on the sale of foreclosed properties and increased other foreclosed property expenses as a result of the increase in the number of properties owned.  During the first three months of 2012, the Company added $10.8 million to other real estate owned through foreclosures.  Sales of other real estate owned in the first three months of 2012 were $11.8 million resulting in a net loss of approximately $770,000.  The components of foreclosed property expense for the three months ended March 31, 2012 and 2011 and the percentage change between periods are shown in the following table:

	Three months ended
	March 31,
	2012	2011	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$770	$492	56.5%
Writedown of other real estate owned	4,992	4,936	1.1
Other foreclosed property expense	2,648	1,654	60.1
Total foreclosed property expense	$8,410	$7,082	18.8%

While the Company experienced some fluctuations in various components of other noninterest expense, including data processing, legal fees and amortization of intangibles, total noninterest expense remained relatively stable for the three months ended March 31, 2012, compared with the same period in 2011.

Income Tax

The Company recorded income tax expense of $9.4 million for the first quarter of 2012, compared to an income tax benefit of $5.2 million for the first quarter of 2011.  Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through March 31, 2012.  The primary differences between the Company’s recorded expense for the first three months of 2012, and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2012 were $12.1 billion, or 90.8% of total assets, compared with $11.8 billion, or 90.6% of total assets, at December 31, 2011.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 73.5% of average earning assets during the first quarter of 2012.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $8.7 billion at March 31, 2012, representing a 1.5% decrease from $8.9 billion at December 31, 2011.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly out of its Texas and Louisiana markets.
The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$1,452,492	$1,497,380	$1,484,967
Real estate
Consumer mortgages	1,937,997	1,958,367	1,945,190
Home equity	501,331	531,406	514,362
Agricultural	256,683	250,393	239,487
Commercial and industrial-owner occupied	1,287,542	1,316,824	1,301,575
Construction, acquisition and development	858,110	1,117,335	908,362
Commercial real estate	1,742,001	1,831,226	1,754,022
Credit cards	100,527	100,732	106,281
All other	640,855	651,946	657,012
Total	$8,777,538	$9,255,609	$8,911,258

The following table shows the Company’s net loans and leases by segment, class and geographical location as of March 31, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$56,958	$165,503	$333,153	$51,881	$16,991	$78,288	$249,569	$489,384	$1,441,727
Real estate
Consumer mortgages	108,285	270,476	757,160	55,566	82,585	166,615	444,094	53,216	1,937,997
Home equity	57,995	39,922	170,628	24,849	67,484	75,894	62,253	2,306	501,331
Agricultural	5,775	83,839	72,900	3,937	9,262	13,199	62,470	5,301	256,683
Commercial and industrial-owner occupied	114,985	166,065	453,201	68,002	95,874	95,133	244,967	49,315	1,287,542
Construction, acquisition and development	104,362	69,566	244,459	48,115	95,198	92,608	185,781	18,021	858,110
Commercial real estate	203,365	342,591	342,816	219,999	115,186	101,142	362,700	54,202	1,742,001
Credit cards	-	-	-	-	-	-	-	100,527	100,527
All other	31,347	88,646	195,309	5,662	57,105	47,204	95,521	91,211	612,005
Total	$683,072	$1,226,608	$2,569,626	$478,011	$539,685	$670,083	$1,707,355	$863,483	$8,737,923
* Excludes the Greater Memphis Area.
The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of March 31, 2012:

	Past Due	One Year or Less	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and industrial	$12,456	$896,434	$406,214	$126,623	$1,441,727
Real estate
Consumer mortgages	6,109	413,498	1,183,284	335,106	1,937,997
Home equity	190	108,865	392,236	40	501,331
Agricultural	542	73,538	132,972	49,631	256,683
Commercial and industrial-owner occupied	6,900	235,133	741,990	303,519	1,287,542
Construction, acquisition and development	22,307	473,967	333,779	28,057	858,110
Commercial real estate	6,672	357,970	1,165,378	211,981	1,742,001
Credit cards	-	100,527	-	-	100,527
All other	405	220,377	340,460	50,763	612,005
Total	$55,581	$2,880,309	$4,696,313	$1,105,720	$8,737,923

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during the first three months of 2012, decreasing by 2.2% compared to December 31, 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first three months of 2012, decreasing by 0.4% compared to December 31, 2011.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased 2.5% during the first three months of 2012.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 7.2% during the first three months of 2012.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during the first three months of 2012 decreasing 1.1%.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 5.5% during the first three months of 2012.
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
At March 31, 2012, the Company had $26.7 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $198,000 recognized as interest income during the first quarter of 2012.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was $2.2 million at March 31, 2012.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $858.1 million at March 31, 2012 and $908.4 million at December 31, 2011.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location at March 31, 2012:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$2,634	$-	$11	$-	$-	$675	$1,363	$-	$4,683
One-to-four family construction	22,592	12,405	40,876	3,784	7,584	26,088	32,620	580	146,529
Recreation and all other loans	1,735	8,896	31,632	562	2,349	657	16,343	-	62,174
Commercial construction	14,319	5,788	36,794	1,466	9,093	16,860	29,658	3,516	117,494
Commercial acquisition and development	11,290	16,320	51,175	12,447	24,262	12,341	31,532	5,977	165,344
Residential acquisition and development	31,196	20,455	76,039	16,043	27,636	20,121	42,993	6,050	240,533
Total	$83,766	$63,864	$236,527	$34,302	$70,924	$76,742	$154,509	$16,123	$736,757

Non-performing:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	4,391	298	852	3,003	1,996	1,942	270	-	12,752
Recreation and all other loans	-	41	-	-	825	188	179	-	1,233
Commercial construction	44	142	-	1,153	-	2,745	595	-	4,679
Commercial acquisition and development	2,615	72	1,466	2,571	7,966	4,378	7,371	-	26,439
Residential acquisition and development	13,546	5,149	5,614	7,086	13,487	6,613	22,857	1,898	76,250
Total	$20,596	$5,702	$7,932	$13,813	$24,274	$15,866	$31,272	$1,898	$121,353

Total:
Multi-family construction	$2,634	$-	$11	$-	$-	$675	$1,363	$-	$4,683
One-to-four family construction	26,983	12,703	41,728	6,787	9,580	28,030	32,890	580	159,281
Recreation and all other loans	1,735	8,937	31,632	562	3,174	845	16,522	-	63,407
Commercial construction	14,363	5,930	36,794	2,619	9,093	19,605	30,253	3,516	122,173
Commercial acquisition and development	13,905	16,392	52,641	15,018	32,228	16,719	38,903	5,977	191,783
Residential acquisition and development	44,742	25,604	81,653	23,129	41,123	26,734	65,850	7,948	316,783
Total	$104,362	$69,566	$244,459	$48,115	$95,198	$92,608	$185,781	$18,021	$858,110

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of March 31, 2012:

Real Estate Construction, Acquisition and Development	Past Due	One Year or Less	One to Five Years	After Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$-	$4,672	$11	$-	$4,683
One-to-four family construction	2,462	142,079	14,222	518	159,281
Recreation and all other loans	146	9,124	47,880	6,257	63,407
Commercial construction	2,049	34,993	71,914	13,217	122,173
Commercial acquisition and development	9,293	81,798	97,856	2,836	191,783
Residential acquisition and development	8,357	201,301	101,896	5,229	316,783
Total	$22,307	$473,967	$333,779	$28,057	$858,110

Non-accrual loans:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	1,343	8,695	1,574	341	11,953
Recreation and all other loans	-	367	19	-	386
Commercial construction	595	2,921	186	-	3,702
Commercial acquisition and development	5,415	15,607	2,442	-	23,464
Residential acquisition and development	7,994	62,823	5,327	-	76,144
Total	$15,347	$90,413	$9,548	$341	$115,649

As of March 31, 2012, approximately 55.2% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects; and it is therefore expected that these loans will be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan renewed for loans over $250,000. If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.
The following table presents the activity in the construction, acquisition and development nonaccrual loans for the three-months ended March 31, 2012:

(In thousands)
Balance at January 1, 2012	$133,110
Additions to CAD nonaccruals
Formation of new nonaccrual loans	5,662
Reductions in CAD nonaccruals
Charge-offs	(11,389)
Foreclosures to OREO	(3,046)
Payments	(10,093)
Transfers to accrual status	(546)
Transfer (to) from other loan category	1,951
Balance at March 31, 2012	$115,649

The five largest credits that make up the construction, acquisition and development nonaccrual loan balance at March 31, 2012 are located throughout the Company’s geographical locations and are in various stages of development and maturity.  The five largest credits make up 22.8% of the total construction, acquisition and development nonaccrual loan balance at March 31, 2012.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans remained stable during the first three months of 2012, decreasing 0.7% compared to December 31, 2011.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 5.4% during the first three months of 2012.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 2.4% during the first three months of 2012.
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

	March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Non-accrual loans and leases	$253,227	$370,726	$276,798
Loans 90 days or more past due, still accruing	1,698	4,829	3,434
Restructured loans and leases, still accruing	30,311	49,472	42,018
Total NPLs	285,236	425,027	322,250

Other real estate owned	167,808	136,412	173,805
Total NPAs	$453,044	$561,439	$496,055

NPLs to net loans and leases	3.26%	4.61%	3.63%
NPAs to net loans and leases	5.18%	6.09%	5.59%

NPLs decreased 11.5% to $285.2 million at March 31, 2012 compared to $322.3 million at December 31, 2011 and decreased 32.9% compared to $425.0 million at March 31, 2011.  Included in NPLs at March 31, 2012 were $211.1 million of loans that were impaired.  These impaired loans had a specific reserve of $25.5 million included in the allowance for credit losses of $181.8 million at March 31, 2012, and were net of $55.4 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2011 included $234.9 million of loans that were impaired.  These impaired loans had a specific reserve of $39.7 million included in the allowance for credit losses of $195.1 million at December 31, 2011.  NPLs at March 31, 2011 included $338.8 million of loans that were impaired.  These impaired loans had a specific reserve of $49.4 million included in the allowance for credit losses of $198.3 million at March 31, 2011.

The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at the dates indicated:

	March 31,		December 31,
	2012	2011	2011
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$266,483	$423,497	$287,099
Cumulative charge offs on impaired loans	55,371	84,676	52,176
Outstanding balance of impaired loans	211,112	338,821	234,923

Other non-accrual loans and leases not impaired	42,115	31,905	41,875

Total non-accrual loans and leases	$253,227	$370,726	$276,798

Allowance for impaired loans	25,546	49,419	39,708

Nonaccrual loans and leases, net of specific reserves	$227,681	$321,307	$237,090

Loans and leases 90 days or more past due, still accruing	1,698	4,829	3,434
Restructured loans and leases, still accruing	30,311	49,472	42,018

Total non-performing loans and leases	$285,236	$425,027	$322,250

Allowance for impaired loans	$25,546	$49,419	$39,708
Allowance for all other loans and leases	156,231	148,914	155,410

Total allowance for credit losses	$181,777	$198,333	$195,118

Outstanding balance of impaired loans	$211,112	$338,821	$234,923
Allowance for impaired loans	25,546	49,419	39,708

Net book value of impaired loans	$185,566	$289,402	$195,215

Net book value of impaired loans as a % of unpaid principal balance	70%	68%	68%
Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	371%	467%	371%
Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	211%	173%	178%

Non-accrual loans at March 31, 2012 reflected a decrease of $23.6 million, or 8.5%, compared to December 30, 2011 and a decrease of $117.5 million, or 31.7%, compared to March 31, 2011.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $17.5 million, or 13.1%, to $115.6 million at March 31, 2012 compared to $133.1 million at December 31, 2011 and decreased $109.2 million, or 48.6%, compared to $224.8 million at March 31, 2011.
Of the Bank’s construction, acquisition and development loans, which totaled $858.1 million at March 31, 2012, $292.2 million represented loans made by the Bank’s locations in Alabama, Texas, Louisiana and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $316.8 million at March 31, 2012 with 56.3% of such loans made by the Bank’s locations in Alabama, Texas, Louisiana and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $285.2 million at March 31, 2012, $169.1 million, or 59.3%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama, Texas, Louisiana and Tennessee which have been affected by the severe downturn in the housing market, the Bank’s NPLs in Missouri are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The Bank’s NPLs in Missouri are represented by fewer and larger individual credits in the construction, acquisition and development and commercial real estate classes, some of which pre-date the Bank’s acquisition of The Signature Bank in 2007.  The following table presents the NPLs by geographical location at March 31, 2012:

	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, still accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$683,072	$-	$48,028	$1,474	$49,502	7.2%
Arkansas*	1,226,608	90	19,967	2,957	23,014	1.9
Mississippi*	2,569,626	11	34,288	4,999	39,298	1.5
Missouri	478,011	-	27,361	10,760	38,121	8.0
Greater Memphis Area	539,685	-	35,683	1,078	36,761	6.8
Tennessee*	670,083	-	29,654	4,781	34,435	5.1
Texas and Louisiana	1,707,355	-	47,345	1,048	48,393	2.8
Other	863,483	1,597	10,901	3,214	15,712	1.8
Total	$8,737,923	$1,698	$253,227	$30,311	$285,236	3.3%
* Excludes the Greater Memphis Area.

Other real estate owned increased by $31.4 million to $167.8 million at March 31, 2012 compared to $136.4 million at March 31, 2011, with the increase reflecting the increased borrower defaults in the residential real estate sector in certain of the Bank’s markets, resulting in increased foreclosures.  Other real estate owned decreased during the first three months of 2012, as writedowns on existing other real estate owned properties decreased $3.7 million during the first quarter of 2012.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $90.2 million and $104.7 million at March 31, 2012 and December 31, 2011, respectively.  Restructured loans of $59.8 million and $62.7 million were included in the non-accrual loan category at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,376,983	$6,449	$47,783	$4,159	$247	$6,106	$1,441,727
Real estate
Consumer mortgage	1,729,187	23,918	151,679	4,351	446	28,416	1,937,997
Home equity	476,300	2,793	19,626	754	275	1,583	501,331
Agricultural	229,865	1,936	21,763	20	-	3,099	256,683
Commercial and industrial-owner occupied	1,151,368	24,662	83,041	230	89	28,152	1,287,542
Construction, acquisition and development	601,396	22,939	121,556	956	-	111,263	858,110
Commercial real estate	1,491,021	47,535	171,891	72	-	31,482	1,742,001
Credit Cards	100,527	-	-	-	-	-	100,527
All other	575,399	16,685	18,222	678	10	1,011	612,005
Total	$7,732,046	$146,917	$635,561	$11,220	$1,067	$211,112	$8,737,923

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At March 31, 2012, the Bank had $9.2 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.
The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at March 31, 2012:

	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
	(In thousands)
Pass	$7,720,484	$9,749	$1,813	$-	$7,732,046
Special Mention	145,010	843	1,064	-	146,917
Substandard	602,812	13,890	5,141	13,718	635,561
Doubtful	8,754	728	236	1,502	11,220
Loss	504	259	67	237	1,067
Impaired	154,958	10,949	2,951	42,254	211,112
Total	$8,632,522	$36,418	$11,272	$57,711	$8,737,923

While increases were realized in the Special Mention and Doubtful categories, the Substandard and Impaired categories decreased at March 31, 2012 compared to December 31, 2011.  Of the $146.9 million of Special Mention loans and leases, 98.7% remained current as to scheduled repayment of principal and interest, with no loans or leases having outstanding balances that were 90 days or more past due at March 31, 2012.  Of the $635.6 million of Substandard loans and leases, 94.8% remained current as to scheduled repayment of principal and interest, with only 2.2% having outstanding balances that were 90 days or more past due at March 31, 2012.  Of the

$211.1 million of Impaired loans and leases, 73.4% remained current as to scheduled repayment of principal and interest, with 20.0% having outstanding balances that were 90 days or more past due at March 31, 2012.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2012:

Loans and leases, net of unearned income	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, still accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,441,727	$10	$11,025	$1,445	$12,480	0.9%
Real estate
Consumer mortgages	1,937,997	1,314	46,562	4,349	52,225	2.7
Home equity	501,331	-	2,687	-	2,687	0.5
Agricultural	256,683	-	4,254	-	4,254	1.7
Commercial and industrial-owner occupied	1,287,542	-	32,842	4,251	37,093	2.9
Construction, acquisition and development	858,110	-	115,649	5,704	121,353	14.1
Commercial real estate	1,742,001	-	35,715	11,129	46,844	2.7
Credit cards	100,527	228	509	2,323	3,060	3.0
All other	612,005	146	3,984	1,110	5,240	0.9
Total	$8,737,923	$1,698	$253,227	$30,311	$285,236	3.3%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at March 31, 2012:

Real Estate Construction, Acquisition and Development	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, still accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Multi-family construction	$4,683	$-	$-	$-	$-	-%
One-to-four family construction	159,281	-	11,953	799	12,752	8.0
Recreation and all other loans	63,407	-	386	847	1,233	1.9
Commercial construction	122,173	-	3,702	977	4,679	3.8
Commercial acquisition and development	191,783	-	23,464	2,975	26,439	13.8
Residential acquisition and development	316,783	-	76,144	106	76,250	24.1
Total	$858,110	$-	$115,649	$5,704	$121,353	14.1%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.6 billion at March 31, 2012 compared to $2.5 billion at December 31, 2011.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2012, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of March 31, 2012:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$2,000,345	79.6%	$2,036,662	79.1%
Aa1 to Aa3	212,486	8.5%	223,736	8.7%
A1 to A3	27,961	1.1%	28,648	1.1%
Baa1 to Baa2	7,587	0.3%	7,866	0.3%
Ba1 to Ba3	975	-	976	-
Caa1	66	-	131	-
Not rated (1)	263,427	10.5%	275,516	10.8%
Total	$2,512,847	100.0%	$2,573,535	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $87.0 million and a market value of $91.9 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2012 that indicated the necessity of an earlier goodwill impairment assessment.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $271.3 million at both March 31, 2012 and December 31, 2011.

Other Real Estate Owned

Other real estate owned totaled $167.8 million and $173.8 million at March 31, 2012 and December 31, 2011, respectively.  Other real estate owned at March 31, 2012 had aggregate loan balances at the time of foreclosure of $230.3 million.  Other real estate owned at December 31, 2011 had aggregate loan balances at time of foreclosure of $319.1 million.  The following table presents the other real estate owned by segment, class and geographical location at March 31, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$423	$16	$-	$-	$821	$-	$-	$-	$1,260
Real estate
Consumer mortgages	3,505	615	2,970	-	4,713	3,523	111	3,377	18,814
Home equity	-	26	22	-	586	141	-	-	775
Agricultural	902	-	730	-	1,164	2,371	-	-	5,167
Commercial and industrial-owner occupied	1,564	656	2,583	2,113	1,829	164	174	291	9,374
Construction, acquisition and development	16,179	1,766	25,510	1,965	46,007	19,458	2,630	-	113,515
Commercial real estate	3,557	1,744	3,241	307	7,318	-	233	579	16,979
All other	209	83	990	117	437	-	55	33	1,924
Total	$26,339	$4,906	$36,046	$4,502	$62,875	$25,657	$3,203	$4,280	$167,808
* Excludes the Greater Memphis Area.

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in a further increase in other real estate owned.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of nonperforming loans in the construction, acquisition and development portfolio indicated that a majority of additions to OREO in the near-term will be from that category.

At the time of foreclosure, the fair value of construction, acquisition and development properties is typically determined by an appraisal performed by a third party appraiser holding professional certifications.  Such appraisals are then reviewed and evaluated by the Company’s internal appraisal group.  A disposition value appraisal using a 180-360 day marketing period is typically ordered and the OREO is recorded at the time of foreclosure at its disposition value less estimated selling costs.  For residential subdivisions that are not completed, the appraisals reflect the uncompleted status of the subdivision.
To ensure that OREO is carried at the lower of cost or fair value less estimated selling costs on an ongoing basis, new appraisals are obtained on at least an annual basis and the OREO carrying values are adjusted accordingly.  The type of appraisals typically used for these periodic reappraisals are Restricted Use Appraisals, meaning the appraisal is for client use only.   Other indications of fair value are also used to ensure that OREO is carried at the lower of cost or fair value.  These would include listing the property with a broker and acceptance of an offer to purchase from a third party.  If a parcel of OREO is listed with a broker at an amount less than the current carrying value, the carrying value is immediately adjusted to reflect the list price less estimated selling costs and if an offer to purchase is accepted at a price less that the current carrying value, the carrying value is immediately adjusted to reflect that sales price, less estimated selling costs.  The majority of the properties in OREO are actively marketed using a combination of real estate brokers, bank staff who are familiar with the particular properties and/or third parties.

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
The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2012	2011	% Change
	(Dollars in millions)
Noninterest bearing demand	$2,260	$2,270	(0.4	) %
Interest bearing demand	4,898	4,707	4.1
Savings	1,067	991	7.7
Other time	2,857	2,987	(4.4)
Total deposits	$11,082	$10,955	1.2%

Total deposits remained relatively stable at March 31, 2012 compared to December 31, 2011, increasing by 1.2%.  The average maturity of time deposits at March 31, 2012 was approximately 15 months, compared to 14 months at December 31, 2011.

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had short-term borrowings from the FHLB totaling $1.5 million at both March 31, 2012 and December 31, 2011.  The Company had federal funds purchased and securities sold under agreement to repurchase of $401.1 million and $373.9 million at March 31, 2012 and December 31, 2011, respectively.  The Company had long-term borrowings from the FHLB totaling $33.5 million at both March 31, 2012 and December 31, 2011.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2012.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $554.0 million at March 31, 2012.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at March 31, 2012 and December 31, 2011 as follows:

	March 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,261,121	13.13%	$1,129,746	11.77%
Total capital (to risk-weighted assets)	1,382,112	14.39	1,250,801	13.03
Tier I leverage capital (to average assets)	1,261,121	9.85	1,129,746	8.85

The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2012 and December 31, 2011 as follows:

	March 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,125,513	11.73%	$1,099,369	11.46%
Total capital (to risk-weighted assets)	1,246,504	12.99	1,220,424	12.73
Tier I leverage capital (to average assets)	1,125,513	8.84	1,099,369	8.67

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends that the Company may declare and pay. For example, under guidance issued by the Federal Reserve, as a bank holding company, the Company is required to consult with the Federal Reserve before declaring dividends and is to consider eliminating, deferring or reducing dividends if (i) the Company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) the Company’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) the Company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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

Uses of Capital

Subject to pre-approval of the Federal Reserve and other banking regulators, the Company may pursue acquisitions of depository institutions and businesses closely related to banking that further the Company’s business strategies, including FDIC-assisted transactions.  Management anticipates that consideration for any transactions other than FDIC-assisted transactions would include shares of the Company’s common stock, cash or a combination thereof.
On January 24, 2012, the Company completed an underwritten public offering of 10,952,381 shares of Company common stock at a public offering price of $10.50 per share. The gross proceeds from the offering, before expenses, were $109.3 million. Offering expenses were approximately $575,000. The proceeds from the offering have been and will be used by the Company for general corporate purposes, including to maintain certain capital levels and liquidity at the Company, potentially provide equity capital to the Bank, fund growth either organically or through the acquisition of other financial institutions, insurance agencies, or other businesses that are closely aligned to the operations of the Company, and fund investments in its subsidiaries.

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
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of March 31, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, its internal control over financial reporting and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC issued subpoenas for documents and testimony, with which the Company has fully complied.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case. Management of the Company plans to file a petition for leave to appeal the class certification order, which, if granted, would provide the Company with an immediate right to appeal the class certification order. At this state of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2012, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2012, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a purported class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff seeks class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief. No class has been certified and, at this stage of the lawsuit, management cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  This investigation is ongoing and is primarily focused on the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, its internal control over financial reporting and its communications with the independent auditors prior to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with its investigation, the SEC issued subpoenas for documents and testimony, with which the Company has fully complied.  The Company is cooperating fully with the SEC. No claims have been made by the SEC against the Company or against any individuals affiliated with the Company. At this time, it is not possible to predict when or how the investigation will be resolved or the cost or potential liabilities associated with this matter.
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case. Management of the Company plans to file a petition for leave to appeal the class certification order, which, if granted, would provide the Company with an immediate right to appeal the class certification order. At this state of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 5.  OTHER INFORMATION.

On April 30, 2012, the Company entered into the BancorpSouth, Inc. Salary Continuation Agreement with Gordon R. Lewis to amend and restate an existing salary continuation agreement with Mr. Lewis solely to clarify the effect of certain restrictions on payment elections and distribution rights.   Reference is made to Exhibit (10) of this quarterly report for the terms and conditions of the amended and restated agreement.

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

(10)		BancorpSouth, Inc. Salary Continuation Agreement for Gordon R. Lewis, dated April 30, 2012.*
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
*             Filed herewith.
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
Date: May 9, 2012	(Registrant)

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

(10)		BancorpSouth, Inc. Salary Continuation Agreement for Gordon R. Lewis, dated April 30, 2012.*
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
*             Filed herewith.
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.