Form 10-Q
period 2012-06-30
BANCORPSOUTH INC
filed 2012-08-07
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, the registrant had outstanding 94,436,377 shares of common stock, par value $2.50 per share.

 BANCORPSOUTH, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$224,084	$195,681	$166,761
Interest bearing deposits with other banks	603,458	303,663	304,344
Available-for-sale securities, at fair value	2,462,831	2,513,518	2,560,824
Loans and leases	8,771,642	8,911,258	9,255,879
Less: Unearned income	39,247	40,947	41,326
Allowance for credit losses	175,847	195,118	197,627
Net loans	8,556,548	8,675,193	9,016,926
Loans held for sale	108,134	83,458	70,519
Premises and equipment, net	320,419	323,383	328,075
Accrued interest receivable	47,358	51,266	55,525
Goodwill	271,297	271,297	271,297
Bank-owned life insurance	202,620	200,085	197,028
Other real estate owned	143,615	173,805	151,204
Other assets	207,454	204,502	244,547
TOTAL ASSETS	$13,147,818	$12,995,851	$13,367,050

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,312,044	$2,269,799	$2,096,655
Interest bearing	4,782,243	4,706,825	4,939,553
Savings	1,083,255	991,702	944,993
Other time	2,778,795	2,986,863	3,327,262
Total deposits	10,956,337	10,955,189	11,308,463
Federal funds purchased and securities sold under agreement to repurchase	361,990	373,933	426,097
Short-term Federal Home Loan Bank and other short-term borrowings	1,500	1,500	703
Accrued interest payable	7,161	8,644	11,348
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	33,500	35,000
Other liabilities	208,707	199,861	178,424
TOTAL LIABILITIES	11,729,507	11,732,939	12,120,347

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares; Issued - 94,436,377, 83,483,796 and 83,488,962 shares, respectively	236,091	208,709	208,722
Capital surplus	310,388	227,567	226,362
Accumulated other comprehensive income (loss)	1,334	(2,261)	6,289
Retained earnings	870,498	828,897	805,330
TOTAL SHAREHOLDERS' EQUITY	1,418,311	1,262,912	1,246,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,147,818	$12,995,851	$13,367,050

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$107,737	$116,892	$216,749	$234,250
Deposits with other banks	382	124	783	246
Federal funds sold and securities purchased under agreement to resell	1	35	1	166
Held-to-maturity securities:
Taxable	-	5,066	-	13,080
Tax-exempt	-	2,291	-	5,638
Available-for-sale securities:
Taxable	10,188	10,451	21,350	19,036
Tax-exempt	4,210	1,871	8,466	2,695
Loans held for sale	686	505	1,230	952
Total interest revenue	123,204	137,235	248,579	276,063

INTEREST EXPENSE:
Deposits:
Interest bearing demand	4,185	6,039	8,634	12,585
Savings	691	810	1,405	1,636
Other time	10,275	16,285	21,566	33,768

Federal funds purchased and securities sold under agreement to repurchase	66	135	129	287
Federal Home Loan Bank borrowings	366	1,194	733	2,717
Junior subordinated debt	2,879	2,860	5,758	5,719
Other	1	-	3	2
Total interest expense	18,463	27,323	38,228	56,714
Net interest revenue	104,741	109,912	210,351	219,349
Provision for credit losses	6,000	32,240	16,000	85,719
Net interest revenue, after provision for credit losses	98,741	77,672	194,351	133,630

NONINTEREST REVENUE:
Mortgage lending	11,040	2,003	26,182	9,584
Credit card, debit card and merchant fees	7,787	11,263	15,310	21,609
Service charges	13,697	16,556	28,813	31,924
Trust income	3,139	2,850	5,421	5,984
Security gains, net	177	10,045	251	10,062
Insurance commissions	22,964	22,941	46,117	45,490
Other	7,664	9,486	16,734	18,802
Total noninterest revenue	66,468	75,144	138,828	143,455

NONINTEREST EXPENSE:
Salaries and employee benefits	77,661	70,142	152,592	140,517
Occupancy, net of rental income	10,487	10,232	20,553	20,903
Equipment	5,124	5,595	10,457	11,253
Deposit insurance assessments	3,994	6,436	9,377	11,861
Prepayment penalty on FHLB borrowings	-	9,778	-	9,778
Other	39,240	34,886	79,207	72,767
Total noninterest expense	136,506	137,069	272,186	267,079
Income before income taxes	28,703	15,747	60,993	10,006
Income tax expense (benefit)	8,079	2,921	17,503	(2,326)
Net income	$20,624	$12,826	$43,490	$12,332

Earnings per share: Basic	$0.22	$0.15	$0.47	$0.15
Diluted	$0.22	$0.15	$0.47	$0.15

Dividends declared per common share	$0.01	$0.01	$0.02	$0.12

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$20,624	$12,826	$43,490	$12,332

Other comprehensive income, net of tax
Unrealized gains on securities	5,076	22,477	2,123	19,960
Pension and other postretirement benefits	394	391	1,472	782
Other comprehensive income	5,470	22,868	3,595	20,742
Comprehensive income	$26,094	$35,694	$47,085	$33,074

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$43,490	$12,332
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,000	85,719
Depreciation and amortization	13,540	14,789
Deferred taxes	-	(267)
Amortization of intangibles	1,504	1,687
Amortization of debt securities premium and discount, net	6,562	13,936
Share-based compensation expense	1,524	1,285
Security gains, net	(251)	(10,062)
Net deferred loan origination expense	(4,085)	(4,384)
Excess tax benefit from exercise of stock options	-	(8)
Decrease in interest receivable	3,908	5,500
Decrease in interest payable	(1,483)	(2,988)
Realized gain on mortgages sold	(27,693)	(14,225)
Proceeds from mortgages sold	441,930	483,065
Origination of mortgages held for sale	(444,051)	(448,082)
Increase in bank-owned life insurance	(2,535)	(2,964)
Decrease (increase) in prepaid pension asset	2,587	(186)
Decrease in prepaid deposit insurance assessments	8,985	11,040
Other, net	(2,071)	(1,035)
Net cash provided by operating activities	57,861	145,152
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	-	135,781
Proceeds from calls and maturities of available-for-sale securities	266,829	131,124
Proceeds from sales of available-for-sale securities	4,727	180,057
Purchases of held-to-maturity securities	-	(151,105)
Purchases of available-for-sale securities	(223,716)	(119,089)
Net decrease in short-term investments	-	150,000
Net decrease in loans and leases	136,920	20,141
Purchases of premises and equipment	(11,362)	(10,520)
Proceeds from sale of premises and equipment	968	1,693
Contingency earn-out payment	-	(1,200)
Other, net	(16)	(31)
Net cash provided by investing activities	174,350	336,851
Financing activities:
Net increase (decrease) in deposits	1,147	(181,558)
Net decrease in short-term debt and other liabilities	(11,950)	(16,526)
Repayment of long-term debt	-	(75,000)
Issuance of common stock	108,678	110
Excess tax benefit from exercise of stock options	-	8
Payment of cash dividends	(1,888)	(10,018)
Net cash provided by (used in) financing activities	95,987	(282,984)

Increase in cash and cash equivalents	328,198	199,019
Cash and cash equivalents at beginning of period	499,344	272,086
Cash and cash equivalents at end of period	$827,542	$471,105

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  Certain 2011 amounts have been reclassified to conform with the 2012 presentation.
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

	June 30,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$1,507,382	$1,540,048	$1,484,967
Real estate
Consumer mortgages	1,904,420	1,971,499	1,945,190
Home equity	496,245	531,787	514,362
Agricultural	251,975	255,310	239,487
Commercial and industrial-owner occupied	1,288,887	1,366,734	1,301,575
Construction, acquisition and development	835,022	1,060,675	908,362
Commercial real estate	1,748,748	1,764,648	1,754,022
Credit cards	101,085	101,955	106,281
All other	637,878	663,223	657,012
Total	$8,771,642	$9,255,879	$8,911,258

     The following table shows the Company’s  loans and leases, net of unearned income, as of June 30, 2012 by segment, class and geographical location:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)

Commercial and industrial	$57,950	$191,231	$340,454	$56,176	$17,036	$83,517	$248,738	$502,576	$1,497,678
Real estate
Consumer mortgages	104,590	266,625	748,850	44,442	83,380	161,013	448,735	46,785	1,904,420
Home equity	59,969	38,511	168,552	24,417	66,302	74,942	61,547	2,005	496,245
Agricultural	6,632	81,867	68,990	3,439	9,497	14,043	62,527	4,980	251,975
Commercial and industrial-owner occupied	116,744	159,231	454,193	81,542	90,680	89,351	250,432	46,714	1,288,887
Construction, acquisition and development	95,278	60,747	251,977	44,756	91,437	88,684	174,818	27,325	835,022
Commercial real estate	190,195	346,586	360,704	204,377	115,061	101,883	377,008	52,934	1,748,748
Credit cards	-	-	-	-	-	-	-	101,085	101,085
All other	30,890	86,350	190,620	6,852	56,187	49,481	95,729	92,226	608,335
Total	$662,248	$1,231,148	$2,584,340	$466,001	$529,580	$662,914	$1,719,534	$876,630	$8,732,395

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
The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2012 and December 31, 2011:

	June 30, 2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)

Commercial and industrial	$5,516	$782	$5,697	$11,995	$1,485,683	$1,497,678	$-
Real estate
Consumer mortgages	12,472	3,849	15,421	31,742	1,872,678	1,904,420	1,141
Home equity	1,268	547	157	1,972	494,273	496,245	-
Agricultural	1,162	952	4,209	6,323	245,652	251,975	-
Commercial and industrial-owner occupied	2,888	1,609	7,209	11,706	1,277,181	1,288,887	-
Construction, acquisition and development	7,449	1,012	17,319	25,780	809,242	835,022	-
Commercial real estate	1,549	3,305	8,592	13,446	1,735,302	1,748,748	-
Credit cards	420	286	564	1,270	99,815	101,085	324
All other	2,597	289	440	3,326	605,009	608,335	167
Total	$35,321	$12,631	$59,608	$107,560	$8,624,835	$8,732,395	$1,632

	December 31, 2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)

Commercial and industrial	$5,571	$4,209	$4,193	$13,973	$1,459,755	$1,473,728	$12
Real estate
Consumer mortgages	15,740	6,485	14,569	36,794	1,908,396	1,945,190	2,974
Home equity	1,837	265	594	2,696	511,666	514,362	-
Agricultural	666	54	719	1,439	238,048	239,487	-
Commercial and industrial-owner occupied	2,199	844	12,977	16,020	1,285,555	1,301,575	-
Construction, acquisition and development	4,826	4,955	33,584	43,365	864,997	908,362	-
Commercial real estate	3,778	2,702	9,397	15,877	1,738,145	1,754,022	-
Credit cards	595	303	697	1,595	104,686	106,281	299
All other	2,124	390	1,579	4,093	623,211	627,304	149
Total	$37,336	$20,207	$78,309	$135,852	$8,734,459	$8,870,311	$3,434

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,426,787	$12,480	$46,512	$959	$34	$10,906	$1,497,678
Real estate
Consumer mortgage	1,720,260	29,254	132,775	4,748	302	17,081	1,904,420
Home equity	472,291	3,476	17,759	908	243	1,568	496,245
Agricultural	225,886	2,989	15,687	20	-	7,393	251,975
Commercial and industrial-owner occupied	1,158,082	25,740	83,048	276	28	21,713	1,288,887
Construction, acquisition and development	607,942	26,947	99,471	589	20	100,053	835,022
Commercial real estate	1,515,262	48,217	144,301	71	199	40,698	1,748,748
Credit Cards	101,085	-	-	-	-	-	101,085
All other	572,073	18,060	16,425	803	9	965	608,335
Total	$7,799,668	$167,163	$555,978	$8,374	$835	$200,377	$8,732,395

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,415,731	$4,947	$43,549	$1,263	$405	$7,833	$1,473,728
Real estate
Consumer mortgage	1,742,593	17,914	148,267	4,434	189	31,793	1,945,190
Home equity	492,235	2,775	17,050	1,134	493	675	514,362
Agricultural	213,280	3,795	19,296	20	-	3,096	239,487
Commercial and industrial-owner occupied	1,167,220	18,280	90,778	496	-	24,801	1,301,575
Construction, acquisition and development	619,497	23,429	136,412	845	-	128,179	908,362
Commercial real estate	1,501,196	37,409	179,295	-	-	36,122	1,754,022
Credit Cards	105,867	41	175	188	10	-	106,281
All other	587,970	16,104	20,263	470	73	2,424	627,304
Total	$7,845,589	$124,694	$655,085	$8,850	$1,170	$234,923	$8,870,311

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at June 30, 2012 and December 31, 2011:

	June 30, 2012
				Average Recorded Investment		Interest Income Recognized
	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance for Credit Losses	Three months ended June 30, 2012	Six months ended June 30, 2012	Three months ended June 30, 2012	Six months ended June 30, 2012
	(In thousands)
With no related allowance:
Commercial and industrial	$2,527	$2,882	$-	$2,366	$2,916	$2	$11
Real estate
Consumer mortgage	9,206	11,260	-	12,784	12,981	17	39
Home equity	868	1,011	-	869	790	2	2
Agricultural	6,192	7,606	-	4,548	3,075	3	7
Commercial and industrial-owner occupied	13,028	17,697	-	11,139	10,289	26	51
Construction, acquisition and development	56,319	75,149	-	60,735	60,576	73	160
Commercial	22,330	33,569	-	18,708	17,415	27	65
All other	706	1,019	-	711	750	1	3
Total	$111,176	$150,193	$-	$111,860	$108,792	$151	$338

With an allowance:
Commercial and industrial	$8,379	$8,877	$5,575	$8,078	$5,931	$10	$19
Real estate
Consumer mortgage	7,875	8,657	2,002	12,623	15,046	30	72
Home equity	700	700	168	703	481	3	3
Agricultural	1,201	1,207	378	1,264	1,373	3	3
Commercial and industrial-owner occupied	8,685	10,726	1,019	12,385	14,360	16	34
Construction, acquisition and development	43,734	58,264	10,641	47,429	54,153	101	226
Commercial	18,368	20,749	3,924	14,718	16,567	60	96
All other	259	330	232	265	296	1	2
Total	$89,201	$109,510	$23,939	$97,465	$108,207	$224	$455

Total:
Commercial and industrial	$10,906	$11,759	$5,575	$10,444	$8,847	$12	$30
Real estate
Consumer mortgage	17,081	19,917	2,002	25,407	28,027	47	111
Home equity	1,568	1,711	168	1,572	1,271	5	5
Agricultural	7,393	8,813	378	5,812	4,448	6	10
Commercial and industrial-owner occupied	21,713	28,423	1,019	23,524	24,649	42	85
Construction, acquisition and development	100,053	133,413	10,641	108,164	114,729	174	386
Commercial	40,698	54,318	3,924	33,426	33,982	87	161
All other	965	1,349	232	976	1,046	2	5
Total	$200,377	$259,703	$23,939	$209,325	$216,999	$375	$793

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$4,874	$6,854	$-	$3,879	$78
Real estate
Consumer mortgage	16,883	19,538	-	19,628	397
Home equity	627	771	-	541	1
Agricultural	1,549	2,676	-	2,502	20
Commercial and industrial-owner occupied	6,973	9,191	-	11,598	185
Construction, acquisition and development	69,843	89,782	-	107,596	941
Commercial real estate	15,184	24,198	-	20,702	311
All other	1,284	1,668	-	1,169	67
Total	$117,217	$154,678	$-	$167,615	$2,000

With an allowance:
Commercial and industrial	$2,959	$3,301	$4,071	$3,558	$49
Real estate
Consumer mortgage	14,910	16,224	4,386	14,960	323
Home equity	48	276	48	504	3
Agricultural	1,547	1,547	380	3,164	18
Commercial and industrial-owner occupied	17,828	21,085	3,601	10,329	146
Construction, acquisition and development	58,336	67,426	21,581	80,957	1,651
Commercial real estate	20,938	21,422	5,324	27,210	851
All other	1,140	1,140	317	1,307	8
Total	$117,706	$132,421	$39,708	$141,989	$3,049

Total:
Commercial and industrial	$7,833	$10,155	$4,071	$7,437	$127
Real estate
Consumer mortgage	31,793	35,762	4,386	34,588	720
Home equity	675	1,047	48	1,045	4
Agricultural	3,096	4,223	380	5,666	38
Commercial and industrial-owner occupied	24,801	30,276	3,601	21,927	331
Construction, acquisition and development	128,179	157,208	21,581	188,553	2,592
Commercial real estate	36,122	45,620	5,324	47,912	1,162
All other	2,424	2,808	317	2,476	75
Total	$234,923	$287,099	$39,708	$309,604	$5,049

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type at June 30, 2012 and December 31, 2011:

	June 30, 2012
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans	Loans	Losses	2012	2012	2012	2012
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	8,577	12,623	-	8,616	7,660	7	21
Recreation and all other loans	359	532	-	362	365	1	3
Commercial construction	3,035	3,629	-	3,163	2,342	9	17
Commercial acquisition and development	14,324	19,560	-	12,666	12,756	14	33
Residential acquisition and development	30,024	38,805	-	35,928	37,453	42	86
Total	$56,319	$75,149	$-	$60,735	$60,576	$73	$160

With an allowance:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	6,002	7,545	1,219	3,440	4,495	6	14
Recreation and all other loans	-	-	-	-	-	-	-
Commercial construction	1,131	1,434	980	930	1,662	4	5
Commercial acquisition and development	6,076	6,387	1,122	11,804	11,075	21	40
Residential acquisition and development	30,525	42,898	7,320	31,255	36,921	70	167
Total	$43,734	$58,264	$10,641	$47,429	$54,153	$101	$226

Total:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	14,579	20,168	1,219	12,056	12,155	13	35
Recreation and all other loans	359	532	-	362	365	1	3
Commercial construction	4,166	5,063	980	4,093	4,004	13	22
Commercial acquisition and development	20,400	25,947	1,122	24,470	23,831	35	73
Residential acquisition and development	60,549	81,703	7,320	67,183	74,374	112	253
Total	$100,053	$133,413	$10,641	$108,164	$114,729	$174	$386

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$1,067	$2,259	$-	$5,474	$18
One-to-four family construction	7,931	9,313	-	9,269	94
Recreation and all other loans	372	545	-	491	9
Commercial construction	633	917	-	9,663	83
Commercial acquisition and development	17,130	19,855	-	20,640	99
Residential acquisition and development	42,710	56,893	-	62,059	638
Total	$69,843	$89,782	$-	$107,596	$941

With an allowance:
Multi-family construction	$-	$-	$-	$571	$-
One-to-four family construction	5,313	6,083	1,589	5,334	108
Recreation and all other loans	-	-	-	271	2
Commercial construction	4,387	5,128	886	7,289	126
Commercial acquisition and development	5,091	7,728	1,418	12,965	429
Residential acquisition and development	43,545	48,487	17,688	54,527	986
Total	$58,336	$67,426	$21,581	$80,957	$1,651

Total:
Multi-family construction	$1,067	$2,259	$-	$6,045	$18
One-to-four family construction	13,244	15,396	1,589	14,603	202
Recreation and all other loans	372	545	-	762	11
Commercial construction	5,020	6,045	886	16,952	209
Commercial acquisition and development	22,221	27,583	1,418	33,605	528
Residential acquisition and development	86,255	105,380	17,688	116,586	1,624
Total	$128,179	$157,208	$21,581	$188,553	$2,592

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at June 30, 2012 and December 31, 2011 was $200.4 million and $234.9 million, respectively.  At June 30, 2012 and December 31, 2011, $89.2 million and $117.7 million, respectively, of those impaired loans had a valuation allowance of $23.9 million and $39.7 million, respectively.  The remaining balance of impaired loans of $111.2 million and $117.2 million at June 30, 2012 and December 31, 2011, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $59.3 million and $58.0 million at June 30, 2012 and December 31, 2011, respectively.  The average recorded investment in impaired loans was $209.3 million and $217.0 million for the three months and six months ended June 30, 2012, respectively, and $309.6 million for the year ended December 31, 2011.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	June 30,		December 31,
	2012	2011	2011
	(In thousands)

Non-accrual loans and leases	$240,246	$331,076	$276,798
Loans and leases 90 days or more past due, still accruing	1,632	3,980	3,434
Restructured loans and leases still accruing	25,071	44,786	42,018
Total non-performing loans and leases	$266,949	$379,842	$322,250

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At June 30, 2012, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Texas, Louisiana and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$13,156	$9,337	$12,260
Real estate
Consumer mortgages	35,660	34,174	47,878
Home equity	2,995	1,232	2,036
Agricultural	8,390	8,526	4,179
Commercial and industrial-owner occupied	26,957	26,387	33,112
Construction, acquisition and development	104,283	200,434	133,110
Commercial real estate	44,359	48,571	40,616
Credit cards	364	546	594
All other	4,082	1,869	3,013
Total	$240,246	$331,076	$276,798

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower under the restructured loan terms and the interest rate at the time of restructure was at or above market for a comparable loan.  During the second quarter and first six months of 2012, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	2	$658	$656
Real estate
Consumer mortgages	8	2,750	2,162
Agricultural	1	446	457
Commercial and industrial-owner occupied	9	3,837	3,254
Construction, acquisition and development	21	13,421	13,343
Commercial real estate	2	3,744	3,740
Total	43	$24,856	$23,612

	Six months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	7	$1,668	$1,330
Real estate
Consumer mortgages	21	6,016	5,373
Agricultural	2	853	861
Commercial and industrial-owner occupied	17	5,965	5,371
Construction, acquisition and development	32	20,701	20,299
Commercial	8	6,924	6,912
All other	5	639	637
Total	92	$42,766	$40,783

	Year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	7	$3,142	$2,374
Real estate
Consumer mortgages	35	6,901	6,424
Agricultural	4	2,650	1,479
Commercial and industrial-owner occupied	29	13,330	11,740
Construction, acquisition and development	30	23,863	19,228
Commercial real estate	24	16,121	15,046
All other	7	2,957	2,406
Total	136	$68,964	$58,697

The following tables summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated):

	Three months ended June 30, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	4	$850
Commercial and industrial-owner occupied	2	248
Construction, acquisition and development	10	4,248
Commercial real estate	1	1,011
Total	17	$6,357

	Six months ended June 30, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Commercial and industrial	1	$129
Real estate
Consumer mortgages	10	1,368
Agricultural	1	170
Commercial and industrial-owner occupied	5	1,610
Construction, acquisition and development	10	4,248
Commercial	3	2,525
Total	30	$10,050

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Commercial and industrial	4	$1,506
Real estate
Consumer mortgages	4	1,563
Agricultural	3	1,382
Commercial and industrial-owner occupied	6	1,683
Construction, acquisition and development	13	3,622
Commercial real estate	3	2,946
All other	1	302
Total	34	$13,004

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)

Commercial and industrial	$20,724	$(5,854)	$2,582	$8,363	$25,815
Real estate
Consumer mortgage	36,529	(7,034)	761	4,175	34,431
Home equity	8,630	(1,387)	393	(300)	7,336
Agricultural	3,921	(482)	63	(243)	3,259
Commercial and industrial-owner occupied	21,929	(6,600)	1,865	165	17,359
Construction, acquisition and development	45,562	(20,954)	4,110	4,037	32,755
Commercial real estate	39,444	(6,069)	4,887	(1,096)	37,166
Credit Cards	4,021	(1,150)	239	49	3,159
All other	14,358	(1,196)	555	850	14,567
Total	$195,118	$(50,726)	$15,455	$16,000	$175,847

	Year ended
	December 31, 2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)

Commercial and industrial	$22,479	$(17,337)	$1,567	$14,015	$20,724
Real estate
Consumer mortgage	35,540	(10,186)	1,111	10,064	36,529
Home equity	7,305	(5,852)	185	6,992	8,630
Agricultural	4,997	(3,420)	123	2,221	3,921
Commercial and industrial-owner occupied	20,403	(10,302)	393	11,435	21,929
Construction, acquisition and development	59,048	(67,362)	3,951	49,925	45,562
Commercial real estate	33,439	(17,436)	1,045	22,396	39,444
Credit Cards	4,126	(3,072)	803	2,164	4,021
All other	9,576	(7,088)	1,001	10,869	14,358
Total	$196,913	$(142,055)	$10,179	$130,081	$195,118

	Six months ended
	June 30, 2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)

Commercial and industrial	$22,479	$(14,365)	$773	$13,953	$22,840
Real estate
Consumer mortgage	35,540	(4,889)	363	6,031	37,045
Home equity	7,305	(2,473)	91	2,697	7,620
Agricultural	4,997	(965)	47	630	4,709
Commercial and industrial-owner occupied	20,403	(4,944)	194	8,991	24,644
Construction, acquisition and development	59,048	(49,126)	2,057	41,941	53,920
Commercial real estate	33,439	(6,111)	405	7,560	35,293
Credit Cards	4,126	(1,606)	494	473	3,487
All other	9,576	(5,524)	574	3,443	8,069
Total	$196,913	$(90,003)	$4,998	$85,719	$197,627

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	June 30, 2012
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)

Commercial and industrial	$10,906	$5,575	$20,240	$25,815
Real estate
Consumer mortgage	17,081	2,002	32,429	34,431
Home equity	1,568	168	7,168	7,336
Agricultural	7,393	378	2,881	3,259
Commercial and industrial-owner occupied	21,713	1,019	16,340	17,359
Construction, acquisition and development	100,053	10,641	22,114	32,755
Commercial real estate	40,698	3,924	33,242	37,166
Credit Cards	-	-	3,159	3,159
All other	965	232	14,335	14,567
Total	$200,377	$23,939	$151,908	$175,847

	December 31, 2011
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)

Commercial and industrial	$7,833	$4,071	$16,653	$20,724
Real estate
Consumer mortgage	31,793	4,386	32,143	36,529
Home equity	675	48	8,582	8,630
Agricultural	3,096	380	3,541	3,921
Commercial and industrial-owner occupied	24,801	3,601	18,328	21,929
Construction, acquisition and development	128,179	21,581	23,981	45,562
Commercial real estate	36,122	5,324	34,120	39,444
Credit Cards	-	-	4,021	4,021
All other	2,424	317	14,041	14,358
Total	$234,923	$39,708	$155,410	$195,118

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2012	2011	2011
	(In thousands)

Balance at beginning of period	$173,805	$133,412	$133,412
Additions to foreclosed properties
New foreclosed properties	17,670	59,663	125,234
Reductions in foreclosed properties
Sales	(37,936)	(34,663)	(64,488)
Writedowns	(9,924)	(7,208)	(20,353)
Balance at end of period	$143,615	$151,204	$173,805

The following tables present the other real estate owned by geographical location, segment and class as of the dates indicated:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)

Commercial and industrial	$564	$212	$-	$-	$814	$-	$-	$-	$1,590
Real estate
Consumer mortgages	2,457	469	2,612	-	2,334	1,402	188	2,470	11,932
Home equity	-	-	220	-	-	-	-	-	220
Agricultural	894	-	-	-	1,154	2,352	-	-	4,400
Commercial and industrial-owner occupied	554	448	2,337	76	1,814	163	149	246	5,787
Construction, acquisition and development	18,459	2,042	19,152	1,395	45,532	15,775	2,215	737	105,307
Commercial real estate	784	1,677	2,281	304	7,425	-	231	-	12,702
All other	47	60	243	116	1,177	-	2	32	1,677
Total	$23,759	$4,908	$26,845	$1,891	$60,250	$19,692	$2,785	$3,485	$143,615

* Excludes the Greater Memphis Area.

	December 31, 2011
	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)

Commercial and industrial	$436	$17	$-	$-	$940	$-	$-	$-	$1,393
Real estate
Consumer mortgages	3,816	448	3,400	-	5,199	4,160	733	2,889	20,645
Home equity	-	-	51	-	600	-	-	-	651
Agricultural	899	-	275	-	4,542	-	-	-	5,716
Commercial and industrial-owner occupied	1,022	303	1,972	76	2,371	426	174	-	6,344
Construction, acquisition and development	19,318	2,241	18,850	1,974	69,822	6,918	2,763	-	121,886
Commercial real estate	1,121	1,605	3,604	-	7,672	753	232	-	14,987
All other	276	83	220	193	1,358	-	53	-	2,183
Total	$26,888	$4,697	$28,372	$2,243	$92,504	$12,257	$3,955	$2,889	$173,805

* Excludes the Greater Memphis Area.

	June 30, 2011
	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)

Commercial and industrial	$439	$18	$-	$-	$946	$-	$-	$-	$1,403
Real estate
Consumer mortgages	3,985	327	3,391	762	6,078	2,642	1,120	1,649	19,954
Home equity	-	58	291	-	-	368	-	-	717
Agricultural	950	87	2,081	-	1,551	-	-	-	4,669
Commercial and industrial-owner occupied	930	109	1,740	79	3,515	446	228	292	7,339
Construction, acquisition and development	9,334	2,231	26,052	2,952	49,562	14,931	2,669	621	108,352
Commercial real estate	2,757	1,725	1,112	451	1,215	203	584	-	8,047
All other	172	44	312	195	-	-	-	-	723
Total	$18,567	$4,599	$34,979	$4,439	$62,867	$18,590	$4,601	$2,562	$151,204

* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $10.2 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $7.6 million and $2.1 million for the three months ended June 30, 2012 and 2011, respectively.   The Company incurred total foreclosed property expenses of $18.6 and $10.8 million for the six months ended June 30, 2012 and 2011, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $13.4 and $7.6 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 – SECURITIES

During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassed held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)

U.S. Government agencies	$1,456,274	$24,822	$36	$1,481,060
Government agency issued residential mortgage-backed securities	352,093	8,525	129	360,489
Government agency issued commercial mortgage-backed securities	31,538	4,357	-	35,895
Obligations of states and political subdivisions	546,972	30,806	149	577,629
Other	7,039	719	-	7,758
Total	$2,393,916	$69,229	$314	$2,462,831

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)

U.S. Government agencies	$1,471,920	$29,347	$24	$1,501,243
Government agency issued residential mortgage-backed securities	394,894	9,786	70	404,610
Government agency issued commercial mortgage-backed securities	31,161	3,438	-	34,599
Obligations of states and political subdivisions	541,138	22,705	323	563,520
Other	8,938	608	-	9,546
Total	$2,448,051	$65,884	$417	$2,513,518

Gross gains of approximately $271,000 and gross losses of approximately $20,000 were recognized on available-for-sale securities during the first six months of 2012, while gross gains of $10.3 million and gross losses of approximately $260,000 were recognized during the first six months of 2011.
The amortized cost and estimated fair value of available-for-sale securities at June 30, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2012
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)

Maturing in one year or less	$360,188	$364,523	2.38%
Maturing after one year through five years	1,496,505	1,525,453	1.80
Maturing after five years through ten years	87,604	92,402	4.44
Maturing after ten years	449,619	480,453	5.64
Total	$2,393,916	$2,462,831

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$65,845	$36	$-	$-	$65,845	$36
Government agency issued residential mortgage-backed securities	20,519	33	3,364	96	23,883	129
Government agency issued commercial mortgage-backed securities	-	-	-	-	-	-
Obligations of states and political subdivisions	8,982	87	311	62	9,293	149
Other	-	-	-	-	-	-
Total	$95,346	$156	$3,675	$158	$99,021	$314

	December 31, 2011
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$34,850	$24	$-	$-	$34,850	$24
Government agency issued residential mortgage-backed securities	-	-	3,751	70	3,751	70
Government agency issued commercial mortgage-backed securities	-	-	-	-	-	-
Obligations of states and political subdivisions	20,820	144	9,214	179	30,034	323
Other	-	-	-	-	-	-
Total	$55,670	$168	$12,965	$249	$68,635	$417
Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first six months of 2012.

NOTE 6 – PER SHARE DATA

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 2.8 million and 3.0 million shares of Company common stock with a weighted average exercise price of $20.51 and $20.70 per share for the three months and six months ended June 30, 2012, respectively, were excluded from diluted shares.  Weighted-average antidilutive stock options to purchase 3.0 million shares of Company common stock for both the three months and six months ended June 30, 2011, respectively, with a weighted average exercise price of $21.03 and $21.01 per share for the three months and six months ended June 30, 2011, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for the three months and six months ended June 30, 2012 and 2011.  The basic and diluted earnings per share computations for the first six months of 2012 reflect the Company’s issuance of 10,952,381 shares of common stock on January 24, 2012 in connection with an underwritten public offering.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to commonshareholders	$20,624	94,436	$0.22	$12,826	83,454	$0.15
Effect of dilutive share-based awards	-	105		-	60

Diluted EPS
Income available to common shareholders plus assumedexercise of all outstanding share-based awards	$20,624	94,541	$0.22	$12,826	83,514	$0.15

	Six months ended June 30,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$43,490	93,082	$0.47	$12,332	83,451	$0.15
Effect of dilutive share-based awards	-	74		-	59

Diluted EPS
Income available to common shareholders plus assumedexercise of all outstanding share-based awards	$43,490	93,156	$0.47	$12,332	83,510	$0.15

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-sale securities:
Unrealized gains arising during holding period	$8,404	$(3,219)	$5,185	$46,461	$(17,781)	$28,680
Less: Reclassification adjustment for net gains realized in net income	(177)	68	(109)	(10,045)	3,842	(6,203)
Recognized employee benefit plan
net periodic benefit cost	1,192	(798)	394	633	(242)	391
Other comprehensive income	$9,419	$(3,949)	$5,470	$37,049	$(14,181)	$22,868
Net income			20,624			12,826
Comprehensive income			$26,094			$35,694

	Six months ended June 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for- sale securities:
Unrealized gains arising during holding period	$3,698	$(1,420)	$2,278	$42,417	$(16,244)	$26,173
Less: Reclassification adjustment for net gains realized in net income	(251)	96	(155)	(10,062)	3,849	(6,213)
Recognized employee benefit plan net periodic benefit cost	2,384	(912)	1,472	1,266	(484)	782
Other comprehensive income	$5,831	$(2,236)	$3,595	$33,621	$(12,879)	$20,742
Net income			43,490			12,332
Comprehensive income			$47,085			$33,074

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2012 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2011	$217,618	$53,679	$271,297
Goodwill recorded during the period	-	-	-
Balance as of June 30, 2012	$217,618	$53,679	$271,297

    The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter or first six months of 2012 that indicated the necessity of an earlier goodwill impairment assessment.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$21,204	$27,801	$20,728
Customer relationship intangibles	32,749	$24,944	32,749	23,935
Non-solicitation intangibles	75	57	75	38
Total	$60,625	$46,205	$60,625	$44,701

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$242	$248	$476	$515
Customer relationship intangibles	511	575	1,009	1,153
Non-solicitation intangibles	9	9	19	19
Total	$762	$832	$1,504	$1,687

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2012 and the succeeding four years:

	Core Deposit Intangibles	Customer Relationship Intangibles	Non- Solicitation Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2012	$946	$1,957	$37	$2,940
For year ending December 31, 2013	582	1,668	-	2,250
For year ending December 31, 2014	526	1,418	-	1,944
For year ending December 31, 2015	487	1,128	-	1,615
For year ending December 31, 2016	451	823	-	1,274

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)

Service cost	$2,592	$2,082	$5,184	$4,164
Interest cost	2,072	2,028	4,144	4,056
Expected return on assets	(2,012)	(3,713)	(5,682)	(7,426)
Amortization of unrecognized transition amount	5	5	10	10
Recognized prior service cost	(192)	50	(384)	100
Recognized net loss	1,379	578	2,758	1,156
Net periodic benefit costs	$3,844	$1,030	$6,030	$2,060

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
Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2012 and 2011 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
	(In thousands)
Three months ended June 30, 2012:
Results of Operations
Net interest revenue	$106,649	$76	$(1,984)	$104,741
Provision for credit losses	4,288	-	1,712	6,000
Net interest revenue after provision for credit losses	102,361	76	(3,696)	98,741
Noninterest revenue	29,745	22,905	13,818	66,468
Noninterest expense	84,057	19,463	32,986	136,506
Income (loss) before income taxes	48,049	3,518	(22,864)	28,703
Income tax expense (benefit)	15,721	1,404	(9,046)	8,079
Net income (loss)	$32,328	$2,114	$(13,818)	$20,624
Selected Financial Information
Total assets at end of period	$10,606,406	$179,106	$2,362,306	$13,147,818
Depreciation and amortization	5,911	842	700	7,453

Three months ended June 30, 2011:
Results of Operations
Net interest revenue	$102,880	$84	$6,948	$109,912
Provision for credit losses	32,534	-	(294)	32,240
Net interest revenue after provision for credit losses	70,346	84	7,242	77,672
Noninterest revenue	40,913	22,890	11,341	75,144
Noninterest expense	91,936	19,011	26,122	137,069
Income (loss) before income taxes	19,323	3,963	(7,539)	15,747
Income tax expense (benefit)	4,063	1,576	(2,718)	2,921
Net income (loss)	$15,260	$2,387	$(4,821)	$12,826
Selected Financial Information
Total assets at end of period	$10,483,137	$171,122	$2,712,791	$13,367,050
Depreciation and amortization	6,107	972	1,069	8,148

	Community Banking	Insurance Agencies	General Corporate and Other	Total
	(In thousands)
Six months ended June 30, 2012
Results of Operations
Net interest revenue	$214,301	$149	$(4,099)	$210,351
Provision for credit losses	14,516	-	1,484	16,000
Net interest revenue after provision for credit losses	199,785	149	(5,583)	194,351
Noninterest revenue	60,930	46,055	31,843	138,828
Noninterest expense	183,116	38,161	50,909	272,186
Income (loss) before income taxes	77,599	8,043	(24,649)	60,993
Income tax expense (benefit)	25,033	3,223	(10,753)	17,503
Net income (loss)	$52,566	$4,820	$(13,896)	$43,490
Selected Financial Information
Total assets at end of period	$10,606,406	$179,106	$2,362,306	$13,147,818
Depreciation and amortization	11,933	1,716	1,396	15,045

Six months ended June 30, 2011:
Results of Operations
Net interest revenue	$205,543	$179	$13,627	$219,349
Provision for credit losses	85,775	-	(56)	85,719
Net interest revenue after provision for credit losses	119,768	179	13,683	133,630
Noninterest revenue	68,905	45,427	29,123	143,455
Noninterest expense	174,654	37,063	55,362	267,079
Income (loss) before income taxes	14,019	8,543	(12,556)	10,006
Income tax expense (benefit)	1,962	3,401	(7,689)	(2,326)
Net income (loss)	$12,057	$5,142	$(4,867)	$12,332
Selected Financial Information
Total assets at end of period	$10,483,137	$171,122	$2,712,791	$13,367,050
Depreciation and amortization	12,381	1,946	2,149	16,476

The increased net income of the Community Banking operating segment for the three months and six months ended June 30, 2012 was primarily related to the decrease in the provision for credit losses.

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

	June 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)

Unpaid principal balance	$4,600,799	$4,026,851	$4,293,552
Weighted-average prepayment speed (CPR)	19.2	15.4	22.7
Discount rate (annual percentage)	10.3	10.3	10.3
Weighted-average coupon interest rate (percentage)	4.7	5.2	4.9
Weighted-average remaining maturity (months)	309.0	315.0	311.0
Weighted-average servicing fee (basis points)	27.6	28.2	28.0

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2012	2011
	(In thousands)

Fair value as of January 1	$30,174	$38,642
Additions:
Origination of servicing assets	7,601	2,431
Changes in fair value:
Due to payoffs/paydowns	(3,463)	(1,300)
Due to change in valuation inputs or assumptions used in the valuation model	(140)	2,540
Other changes in fair value	(5)	(7)
Fair value as of June 30	$34,167	$42,306

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.2 million and $2.9 million and late and other ancillary fees of approximately $323,000 and $311,000 for the three months ended June 30, 2012 and 2011, respectively.  The Company recorded contractual servicing fees of $6.3 million and $5.7 million and late and other ancillary fees of approximately $685,000 and $632,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $221.7 million with a carrying value and fair value reflecting a loss of $1.5 million.  At June 30, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $131.1 million with a carrying value and fair value reflecting a loss of approximately $149,000.  At June 30, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $246.8 million with a carrying value and fair value reflecting a gain of $5.0 million.  At June 30, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $83.6 million with a carrying value and fair value reflecting a gain of approximately $990,000.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2012, the notional amount of customer related derivative financial instruments was $481.2 million with an average maturity of 59 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.9%.

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

Mortgage servicing rights.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value.  An estimate of the fair value of the Company’s MSRs is determined by utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  All of the Company’s MSRs are classified as Level 3.  For additional information about the Company’s valuation of MSRs, see Note 12,  Mortgage Servicing Rights.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,481,060	$-	$1,481,060
Government agency issued residential mortgage-backed securities	-	360,489	-	360,489
Government agency issued commercial mortgage-backed securities	-	35,895	-	35,895
Obligations of states and political subdivisions	-	577,629	-	577,629
Other	673	7,085	-	7,758
Mortgage servicing rights	-	-	34,167	34,167
Derivative instruments	-	-	59,389	59,389
Total	$673	$2,462,158	$93,556	$2,556,387
Liabilities:
Derivative instruments	$-	$-	$56,567	$56,567

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,599,231	$-	$1,599,231
Government agency issued residential mortgage-backed securities	-	430,402	-	430,402
Government agency issued commercial mortgage-backed securities	-	31,627	-	31,627
Obligations of states and political subdivisions	-	486,653	-	486,653
Other	703	12,208	-	12,911
Mortgage servicing rights	-	-	39,455	39,455
Derivative instruments	-	-	40,338	40,338
Total	$703	$2,560,121	$79,793	$2,640,617
Liabilities:
Derivative instruments	$-	$-	$39,931	$39,931

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2012 and 2011:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)

Balance at December 31, 2011	$30,174	$342	$-
Year to date net gains included in:
Net income	3,993	2,480	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2012	$34,167	$2,822	$-
Net unrealized gains included in net income for the quarter relating to assets and liabilities held at June 30, 2012	$296	$973	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)

Balance at December 31, 2010	$38,642	$2,685	$-
Year to date net gains (losses) included in:
Net income (loss)	813	(2,278)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2011	$39,455	$407	$-
Net unrealized gains included in net income for the quarter relating to assets and liabilities held at June 30, 2011	$3,839	$53	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and 2011:

	June 30, 2012
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$108,134	$-	$108,134	$-
Impaired loans	-	-	200,377	200,377	(23,939)
Other real estate owned	-	-	143,615	143,615	(26,411)

	June 30, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$70,519	$-	$70,519	$-
Impaired loans	-	-	303,657	303,657	(46,810)
Other real estate owned	-	-	151,204	151,204	(12,860)

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
The following table presents carrying and fair value information of financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and due from banks	$224,084	$224,084	$195,681	$195,681
Interest bearing deposits with other banks	603,458	603,458	303,663	303,663
Available-for-sale securities	2,462,831	2,462,831	2,513,518	2,513,518
Net loans and leases	8,556,548	8,609,787	8,675,193	8,730,819
Loans held for sale	108,134	108,190	83,458	83,503

Liabilities:
Noninterest bearing deposits	2,312,044	2,312,044	2,269,799	2,269,799
Savings and interest bearing deposits	5,865,498	5,865,498	5,698,527	5,698,527
Other time deposits	2,778,795	2,818,274	2,986,863	3,029,147
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	363,490	363,095	375,433	375,285
Long-term debt and other borrowings	193,877	204,011	193,880	200,166

Derivative instruments:

Forward commitments to sell fixed rate mortgage loans	(1,474)	(1,474)	(1,057)	(1,057)
Commitments to fund fixed rate mortgage loans	4,975	4,975	2,140	2,140
Interest rate swap position to receive	54,414	54,414	53,608	53,608
Interest rate swap position to pay	(55,093)	(55,093)	(54,349)	(54,349)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Annuity fees	$635	$1,094	$1,277	$2,390
Brokerage commissions and fees	1,779	1,437	3,217	3,075
Bank-owned life insurance	1,812	2,223	4,425	3,922
Other miscellaneous income	3,438	4,732	7,815	9,415
Total other noninterest income	$7,664	$9,486	$16,734	$18,802

The following table details other noninterest expense for the three months and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Advertising	$902	$1,291	$1,743	$2,180
Foreclosed property expense	10,212	3,765	18,621	10,847
Telecommunications	2,023	2,036	4,229	4,179
Public relations	1,355	1,554	2,821	3,068
Data processing	2,444	2,365	5,208	4,666
Computer software	1,786	1,899	3,589	3,747
Amortization of intangibles	742	833	1,505	1,687
Legal	981	1,158	3,197	3,756
Postage and shipping	1,033	1,171	2,288	2,468
Other miscellaneous expense	17,762	18,814	36,006	36,169
Total other noninterest expense	$39,240	$34,886	$79,207	$72,767

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of June 30, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  On May 24, 2012, the Company reached a settlement with the plaintiff.  Pursuant to the terms of the settlement, subject to final court approval, the Company’s insurance carriers have funded the settlement payment, other than an immaterial amount of incidental expenses that the Company has covered.  On July 11, 2012, the court preliminarily approved the settlement on the terms submitted by the parties and set a final settlement hearing for October 31, 2012.  If settled on the terms preliminarily approved by the court, the settlement will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  The Company has filed a petition for leave to appeal the class certification order, which, if granted, would provide the Company with an immediate right to appeal the class certification order.  At this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

NOTE 17 – SUBSEQUENT EVENTS

On July 2, 2012, the Company purchased certain assets of The Securance Group, an independent insurance agency with locations in Brewton, Montgomery and Troy, Alabama. Consideration paid to complete this transaction consisted of cash paid to The Securance Group shareholders in the aggregate amount of approximately $6,750,000.  The provisions of the agreement also provide for additional aggregate consideration of up to $2,000,000 in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the impact of the Durbin Debit Interchange Amendment on the Company’s debit card revenue, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, future acquisitions and consideration to be used therefore, the use of proceeds from the Company’s underwritten public offering and the impact of certain claims, legal and administrative proceedings and pending litigation. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, conditions in the financial markets and economic conditions generally, the ongoing debt crisis and the downgrade of the sovereign credit ratings for various nations, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the impact of legal or administrative proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, the effectiveness of the Company’s internal controls, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.1 billion in assets at June 30, 2012.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2012 and 2011 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact has been reflected in the credit quality measures during the past two years, the Company’s financial condition at June 30, 2012 indicates decreases in the allowance for credit losses, total NPLs and non-performing assets (“NPAs”), and near-term past dues when compared to December 31, 2011 and June 30, 2011.  Management believes that the Company is well positioned with respect to overall credit quality as evidenced by this improvement in credit quality metrics at June 30, 2012 compared to December 31, 2011 and June 30, 2011.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.
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
In the second quarter and first six months of 2012, the Company’s debit card revenue decreased by $3.7 million and $6.8 million, respectively, compared to the second quarter and first six months of 2011.  Management estimates that debit card revenue could be reduced by approximately $13.0 million in 2012 compared to 2011, as a result of the impact of the final rule implementing the Durbin Debt Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin Amendment”).  This estimate is based on management’s assumptions that revenue associated with consumer signature activity would be 58% of the level prior to the implementation of the Durbin Amendment, revenue associated with business signature activity would be 12% of the level prior to the implementation of the Durbin Amendment and revenue associated with consumer and business PIN activity would be 80% of the level prior to the implementation of the Durbin Amendment.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$123,204	$137,235	$248,579	$276,063
Total interest expense	18,463	27,323	38,228	56,714
Net interest income	104,741	109,912	210,351	219,349
Provision for credit losses	6,000	32,240	16,000	85,719
Noninterest income	66,468	75,144	138,828	143,455
Noninterest expense	136,506	137,069	272,186	267,079
Income before income taxes	28,703	15,747	60,993	10,006
Income tax expense (benefit)	8,079	2,921	17,503	(2,326)
Net income	$20,624	$12,826	$43,490	$12,332

Balance Sheet - Period-end balances:
Total assets	$13,147,818	$13,367,050	$13,147,818	$13,367,050
Total securities	2,462,831	2,560,824	2,462,831	2,560,824
Loans and leases, net of unearned income	8,732,395	9,214,553	8,732,395	9,214,553
Total deposits	10,956,337	11,308,463	10,956,337	11,308,463
Long-term debt	33,500	35,000	33,500	35,000
Total shareholders' equity	1,418,311	1,246,703	1,418,311	1,246,703

Balance Sheet-Average Balances:
Total assets	$13,018,231	$13,365,560	$13,053,294	$13,452,183
Total securities	2,520,932	2,707,282	2,514,437	2,722,763
Loans and leases, net of unearned income	8,735,225	9,249,127	8,763,383	9,274,415
Total deposits	10,908,919	11,355,871	10,976,435	11,426,363
Long-term debt	33,500	89,395	33,500	99,641
Total shareholders' equity	1,403,733	1,222,281	1,383,721	1,220,851

Common Share Data:
Basic earnings per share	$0.22	$0.15	$0.47	$0.15
Diluted earnings per share	0.22	0.15	0.47	0.15
Cash dividends per share	0.01	0.01	0.02	0.12
Book value per share	15.02	14.93	15.02	14.93
Dividend payout ratio	4.55%	6.67%	4.26%	80.00%

Financial Ratios (Annualized):
Return on average assets	0.64%	0.38%	0.67%	0.18%
Return on average shareholders' equity	5.91	4.21	6.32	2.04
Total shareholders' equity to total assets	10.79	9.33	10.79	9.33
Tangible shareholders' equity to tangible assets	8.80	7.32	8.80	7.32
Net interest margin-fully taxable equivalent	3.65	3.71	3.65	3.70

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.55%	1.42%	0.80%	1.83%
Provision for credit losses to average loans and leases	0.27	1.39	0.37	1.85
Allowance for credit losses to net loans and leases	2.01	2.14	2.01	2.14
Allowance for credit losses to NPLs	65.87	52.03	65.87	52.03
Allowance for credit losses to NPAs	42.83	37.21	42.83	37.21
NPLs to net loans and leases	3.06	4.12	3.06	4.12
NPAs to net loans and leases	4.70	5.76	4.70	5.76

Captial Adequacy:
Tier I capital	13.41%	10.82%	13.41%	10.82%
Total capital	14.66	12.08	14.66	12.08
Tier I leverage capital	10.07	8.22	10.07	8.22

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

	June 30,
	2012	2011
	(Dollars, in thousands)
Tangible Assets:
Total assets	$13,147,818	$13,367,050
Less: Goodwill	271,297	271,297
Other identifiable intangible assets	15,108	18,249
Total tangible assets	$12,861,413	$13,077,504

Tangible Shareholders' Equity
Total shareholders' equity	$1,418,311	$1,246,703
Less: Goodwill	271,297	271,297
Other identifiable intangible assets	15,108	18,249
Total tangible shareholders' equity	$1,131,906	$957,157

Tangible shareholders' equity to tangible assets	8.80%	7.32%

FINANCIAL HIGHLIGHTS

The Company reported net income of $20.6 million for the second quarter of 2012, compared to net income of $12.8 for the same quarter of 2011.  For the first six months of 2012, the Company reported net income of $43.5 million compared to net income of $12.3 million for the first six months of 2011.  The decreased provision for credit losses was the most significant factor contributing to the increase in net income, as the charge in the second quarter and first six months of 2012 was $6.0 million and $16.0 million, respectively, compared to a charge of $32.2 million and $85.7 million during the second quarter and first six months of 2011, respectively.  Net charge-offs decreased to $11.9 million, or 0.55% of average loans and leases, during the second quarter of 2012, compared to $32.9 million, or 1.42% of average loans and leases, during the second quarter of 2011.  For the six months ended June 30, 2012, net charge-offs decreased to $35.3 million or 0.80% of average loans and leases, compared to $85.0 million or 1.83% of average loans and leases for the six months ended June 30, 2011.  The decrease in the provision for credit losses reflected the impact of a significant decrease in NPL formation during the first six months of 2012 as NPLs decreased from $322.3 million at December 30, 2011 to $266.9 million at June 30, 2012.  The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Many of these loans have become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  The Company has continued its focus on improving credit quality and reducing NPLs especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans of $28.8 million to $104.3 million at June 30, 2012 from $133.1 million at December 31, 2011.
The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $104.7 million for the second quarter of 2012, a decrease of $5.2 million, or 4.7%, from $109.9 million for the second quarter of 2011.  Net interest revenue was $210.4 million for the first six months of 2012, a decrease of $9.0 million, or 4.1%, from $219.3 million for the first six months of 2011.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate savings deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $8.9 million, or 32.4%, in the second quarter of 2012 compared to the second quarter of 2011 and a decrease in interest expense of $18.5 million, or 32.6%, in the first six months of 2012 compared to the first six months of 2011.  The decrease in net interest revenue for the second quarter and first six months of 2012 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand as interest revenue decreased $14.0 million, or 10.2%, in the second quarter of 2012 compared to the second quarter of 2011 and decreased $27.5 million, or 10.0%, in the first six months of 2012 compared to the first six months of 2011.  Real estate construction, acquisition and development loans decreased $73.3 million, or 8.1%, to $835.0 million at June 30, 2012 from $908.4 million at December 31, 2011.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Texas and Louisiana markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $8.7 million, or 11.6%, for the second quarter of 2012 compared to the second quarter of 2011 and decreased $4.6 million, or 3.2%, for the first six months of 2012 compared to the first six months of 2011.  One of the primary contributors to the decrease in noninterest revenue was the decrease in securities gains, which reflected a decrease of $9.9 million, or 98.2%, for the second quarter of 2012 compared to the second quarter of 2011 and a decrease of $9.8 million, or 97.5%, for the first six months of 2012 compared to the first six months of 2011.  During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value at June 30, 2011, December 31, 2011 and June 30, 2012.
The decrease in noninterest revenue was somewhat offset by the increase in mortgage lending revenue to $11.0 million for the second quarter of 2012 compared to $2.0 million for the second quarter of 2011 and to $26.2 million for the first six months of 2012 compared to $9.6 million for the first six months of 2011.  The increase in mortgage lending revenue was primarily related to the increase in mortgage originations.  Mortgage origination volume increased in the second quarter of 2012 to $444.1 million from $245.3 million for the second quarter of 2011 and increased in the first six months of 2012 to $839.2 million compared to $448.1 million for the first six months of 2011.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $13.1 million in the second quarter of 2012 compared to $4.1 million in the second quarter of 2011 and an increase to $22.8 million for the first six months of 2012 compared to $7.3 million for the first six months of 2011.
 Contributing to the decrease in noninterest revenue was the decrease in service charges and credit card, debit card and merchant fees, as these noninterest revenues decreased 22.8% and 17.6% in the aggregate in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011.  Bank-owned life insurance revenue decreased 18.5% for the second quarter of 2012 compared to the second quarter of 2011 and increased 53.8% for the first six months of 2012 compared to the first six months of 2011 as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012 and approximately $478,000 during the second quarter of 2011.  There were no significant non-recurring noninterest revenue items during the second quarter or first six months of 2012 and 2011.
Total noninterest expense remained relatively stable for the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011.  Salaries and employee benefits expense increased to $77.7 million and $152.6 million for the second quarter and first six months of 2012, respectively, compared to $70.1 million and $140.5 million for the second quarter and first six months of 2011.  The increase in salaries and employee benefits was primarily related to increases in employee benefits and incentive compensation during the second quarter and first six months of 2012 compared to the same periods of 2011.  Foreclosed property expense increased 171.2% and 71.7% for the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011.  Foreclosed property expense increased for these periods primarily as a result of the Company experiencing losses on the sale and larger writedowns of other real estate owned.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during the first six months of 2012.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$8,735.2	$108.6	5.03%	$9,249.1	$117.8	5.11%
Loans held for sale	77.7	0.7	3.55%	44.7	0.5	4.53%
Held-to-maturity securities:
Taxable (3)	-	-	-	887.8	5.1	2.32%
Non-taxable (4)	-	-	-	209.8	3.5	6.74%
Available-for-sale securities:
Taxable (5)	2,068.7	10.3	2.00%	1,432.8	10.5	2.94%
Non-taxable (6)	452.2	6.5	5.76%	176.9	2.9	6.53%
Federal funds sold, securities purchased under agreement to resell and short-term investments	574.6	0.3	0.27%	226.6	0.2	0.28%
Total interest earning assets and revenue	11,908.4	126.4	4.27%	12,227.7	140.5	4.61%
Other assets	1,295.0			1,350.8
Less: Allowance for credit losses	(185.2)			(213.0)

Total	$13,018.2			$13,365.5

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,769.3	$4.1	0.35%	$4,977.8	$6.0	0.49%
Savings	1,074.9	0.7	0.26%	941.2	0.8	0.35%
Other time	2,815.8	10.3	1.47%	3,418.7	16.3	1.91%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	376.6	0.1	0.09%	425.7	0.2	0.15%
Junior subordinated debt securities	160.3	2.9	7.22%	160.3	2.9	7.16%
Long-term FHLB borrowings	33.5	0.4	4.19%	89.4	1.1	5.27%
Total interest bearing liabilities and expense	9,230.4	18.5	0.80%	10,013.1	27.3	1.09%
Demand deposits -noninterest bearing	2,248.9			2,018.2
Other liabilities	135.2			112.0
Total liabilities	11,614.5			12,143.3
Shareholders' equity	1,403.7			1,222.2
Total	$13,018.2			$13,365.5
Net interest revenue-FTE		$107.9			$113.2
Net interest margin-FTE			3.65%			3.71%
Net interest rate spread			3.47%			3.51%
Interest bearing liabilities to interest earning assets			77.51%			81.89%

(1) Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended June 30, 2012 and 2011, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended June 30, 2011 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $1.2 million for the three months ended June 30, 2011 using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended June 30, 2012 using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of $2.3 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2012			2011

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in millions, yields on taxable equivalent basis)
ASSETS
Loans and leases (net of unearned income) (1)(2)	$8,763.4	$218.4	5.01%	$9,274.4	$236.0	5.13%
Loans held for sale	69.5	1.2	3.56%	41.9	0.9	4.58%
Held-to-maturity securities:
Taxable (3)	-	-	-	1,104.0	13.3	2.42%
Non-taxable (4)	-	-	-	269.9	8.7	6.48%
Available-for-sale securities:
Taxable (5)	2,063.8	21.6	2.10%	1,224.8	19.1	3.14%
Non-taxable (6)	450.6	13.0	5.81%	124.1	4.1	6.74%
Federal funds sold, securities purchased under agreement to resell and short-term investments	589.3	0.8	0.27%	271.7	0.4	0.31%
Total interest earning assets and revenue	11,936.6	255.0	4.30%	12,310.8	282.5	4.63%
Other assets	1,310.4			1,356.9
Less: allowance for credit losses	(193.7)			(215.5)

Total	$13,053.3			$13,452.2

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,864.7	$8.6	0.36%	$5,064.9	$12.6	0.50%
Savings	1,051.3	1.4	0.27%	919.4	1.6	0.36%
Other time	2,866.3	21.5	1.51%	3,485.8	33.8	1.95%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	368.1	0.2	0.09%	429.7	0.3	0.16%
Junior subordinated debt securities	160.3	5.8	7.22%	160.3	5.7	7.19%
Long-term FHLB borrowings	33.5	0.7	4.19%	99.6	2.7	5.38%
Total interest bearing liabilities and expense	9,344.2	38.2	0.82%	10,159.7	56.7	1.13%
Demand deposits -noninterest bearing	2,194.1			1,956.3
Other liabilities	131.3			115.3
Total liabilities	11,669.6			12,231.3
Shareholders' equity	1,383.7			1,220.9
Total	$13,053.3			$13,452.2
Net interest revenue-FTE		$216.8			$225.8
Net interest margin-FTE			3.65%			3.70%
Net interest rate spread			3.47%			3.50%
Interest bearing liabilities to interest earning assets			78.28%			82.53%

(1) Includes taxable equivalent adjustment to interest of $1.7 million for both the six months ended June 30, 2012 and 2011 using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustments to interest of $0.2 million for the six months ended June 30, 2011 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $3.0 million for the six months ended June 30, 2011 using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.2 million for the six months ended June 30, 2012 using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of $4.5 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30, 2012 decreased $5.3 million, or 4.7%, compared to the same period in 2011.  Net interest revenue-FTE for the six-month period ended June 30, 2012 decreased $9.0 million, or 4.0%, compared to the same period in 2011.  The decrease in net interest revenue-FTE was primarily a result of the increase in short-term investments resulting from excess liquidity coupled with the continued lack of loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.
Interest revenue-FTE for the three-month period ended June 30, 2012 decreased $14.1 million, or 10.0%, compared to the same period in 2011.  Interest revenue-FTE for the six-month period ended June 30, 2012 decreased $27.5 million, or 9.7%, compared to the same period in 2011.  The decrease in interest revenue-FTE for these periods was a result of the increase in lower rate securities combined with the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 34 basis points for the second quarter of 2012 compared to the same period in 2011 and of 33 basis points for the first six months of 2012 compared to the same period in 2011.  Average interest-earning assets decreased $319.3 million, or 2.6%, for the three-month period ended June 30, 2012, compared to the same period in 2011.  Average interest-earning assets decreased $374.2 million, or 3.0%, for the six-month period ended June 30, 2012, compared to the same period in 2011.  The decrease in average interest-earning assets for these periods was primarily a result of the larger decrease in net loans and leases and securities than the increase in short-term investment resulting from excess liquidity.
Interest expense for the three-month period ended June 30, 2012 decreased $8.9 million, or 32.4%, compared to the same period in 2011.  Interest expense for the six-month period ended June 30, 2012 decreased $18.5 million, or 32.6%, compared to the same period in 2011.  The decrease in interest expense for these periods was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposit and their corresponding rates, coupled with the decrease in higher rate long-term FHLB borrowings.  This activity resulted in an overall decrease in the average rate paid of 29 basis points for the second quarter of 2012 compared to the second quarter of 2011 and 31 basis points for the first six months of 2012 compared to the first six months of 2011.  Average interest bearing liabilities decreased $782.7 million, or 7.8%, for the three-month period ended June 30, 2012 compared to the same period in 2011.  Average interest bearing liabilities decreased $815.5 million, or 8.0%, for the six-month period ended June 30, 2012 compared to the same period in 2011.  The decrease in average interest bearing liabilities for these periods was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits, other time deposits, short-term borrowings and long-term borrowings.
Net interest margin was 3.65% for the three months ended June 30, 2012, a decrease of six basis points from 3.71% for the three months ended June 30, 2011.  Net interest margin was also 3.65% for the six months ended June 30, 2012, a decrease of five basis points from 3.70% for the six months ended June 30, 2011.  The slight decrease in the net interest margin for these periods was primarily a result of weak loan demand and an increase in short-term investments having lower yields than those earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at June 30, 2012:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$603,458	$-	$-	$-
Available-for-sale and trading securities	111,583	271,442	1,270,545	809,261
Loans and leases, net of unearned income	3,902,067	1,710,612	2,730,619	389,097
Loans held for sale	87,771	359	2,086	17,918
Total interest earning assets	4,704,879	1,982,413	4,003,250	1,216,276
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,865,498	-	-	-
Other time deposits	576,516	1,090,487	1,111,583	209
Federal funds purchased and securities sold under agreement to repurchase, short-term FHLB borrowings and other short-term borrowings	363,490	-	-	-
Long-term FHLB borrowings and junior subordinated debt securities	-	-	3,500	190,312
Other	-	-	61	-
Total interest bearing liabilities	6,805,504	1,090,487	1,115,144	190,521
Interest rate sensitivity gap	$(2,100,625)	$891,926	$2,888,106	$1,025,755
Cumulative interest sensitivity gap	$(2,100,625)	$(1,208,699)	$1,679,407	$2,705,162

In the event interest rates increase after June 30, 2012, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after June 30, 2012, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at June 30, 2012 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.
As of June 30, 2012, the Bank had $1.8 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.60%, an average maturity of 31 months and a fully-indexed interest rate of 3.72% at June 30, 2012.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At June 30, 2012, the Company had $880.9 million, $1.1 billion and $705.3 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2012 and 2011 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.  For the tables below, management assumed all non-maturity deposits had an average life of one day for calculating EVE.  In addition, management assumed a beta value of 1, or 100%, for all non-term deposits for purposes of calculating net interest income instantaneous rate shocks.  “Beta,” in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.  Calculations using the aforementioned assumptions are designed to delineate maximum risk exposure.

	Net Interest Income % Variance from Base Case Scenario
Rate Shock	June 30, 2012	June 30, 2011
+400 basis points	-11.9%	-15.6%
+300 basis points	-9.5%	-12.2%
+200 basis points	-7.1%	-9.0%
+100 basis points	-4.0%	-5.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM

NM=not meaningful

	Economic Value of Equity % Variance from Base Case Scenario
Rate Shock	June 30, 2012	June 30, 2011
+400 basis points	-9.7%	-3.8%
+300 basis points	-7.9%	-2.9%
+200 basis points	-5.9%	-2.2%
+100 basis points	-3.4%	-1.4%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM

NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income % Variance from Base Case Scenario
Rate Ramp	June 30, 2012	June 30, 2011
+200 basis points	-5.9%	-6.8%
-200 basis points	NM	NM

NM=not meaningful

For the tables below, average life assumptions and beta values for non-maturity deposits were estimated based on the historical behavior.  Calculations using these assumptions are designed to delineate more precise risk exposure under the various shock scenarios.  While the falling rate shocks are not considered meaningful in the historically low interest rate environment, the risk profile would be negatively impacted by downward rate shifts under these assumptions.

	Net Interest Income % Variance from Base Case Scenario
Rate Shock	June 30, 2012	June 30, 2011
+400 basis points	12.6%	NA
+300 basis points	13.8%	NA
+200 basis points	12.2%	NA
+100 basis points	5.6%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM

NM=not meaningful
NA=not available

	Economic Value of Equity % Variance from Base Case Scenario
Rate Shock	June 30, 2012	June 30, 2011
+400 basis points	11.0%	NA
+300 basis points	9.6%	NA
+200 basis points	7.4%	NA
+100 basis points	3.4%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM

NM=not meaningful
NA=not available

	Net Interest Income % Variance from Base Case Scenario
Rate Ramp	June 30, 2012	June 30, 2011
+200 basis points	1.6%	NA
-200 basis points	NM	NM

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
Loans of $200,000 or more that become 60 or more days past due are identified for review by the Impairment Committee, which decides whether an impairment exists and to what extent a specific allowance for credit loss should be made.  Loans that do not meet these requirements may also be identified by management for impairment review, particularly if the loan is a small loan that is part of a larger relationship.  Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition.  Each such loan is individually evaluated for impairment.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.
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
At June 30, 2012, impaired loans totaled $200.4 million, which was net of cumulative charge-offs of $59.3 million.  Additionally, the Company had specific reserves for impaired loans of $23.9 million included in the allowance for credit losses.  Impaired loans at June 30, 2012 were primarily from the Company’s commercial and residential real estate construction, acquisition and development portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned (“OREO”) marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Balance, beginning of period	$181,777	$198,333	$195,118	$196,913

Loans and leases charged off:
Commercial and industrial	(1,582)	(5,556)	(5,854)	(14,365)
Real estate
Consumer mortgages	(2,818)	(1,629)	(7,034)	(4,889)
Home equity	(536)	(1,391)	(1,387)	(2,473)
Agricultural	(386)	(373)	(482)	(965)
Commercial and industrial-owner occupied	(2,732)	(3,228)	(6,600)	(4,944)
Construction, acquisition and development	(9,560)	(16,783)	(20,954)	(49,126)
Commercial real estate	(3,260)	(1,597)	(6,069)	(6,111)
Credit cards	(588)	(725)	(1,150)	(1,606)
All other	(438)	(4,971)	(1,196)	(5,524)
Total loans charged off	(21,900)	(36,253)	(50,726)	(90,003)

Recoveries:
Commercial and industrial	1,040	589	2,582	773
Real estate
Consumer mortgages	438	220	761	363
Home equity	78	46	393	91
Agricultural	53	45	63	47
Commercial and industrial-owner occupied	1,514	21	1,865	194
Construction, acquisition and development	1,955	1,493	4,110	2,057
Commercial real estate	4,504	392	4,887	405
Credit cards	121	239	239	494
All other	267	262	555	574
Total recoveries	9,970	3,307	15,455	4,998

Net charge-offs	(11,930)	(32,946)	(35,271)	(85,005)

Provision charged to operating expense	6,000	32,240	16,000	85,719
Balance, end of period	$175,847	$197,627	$175,847	$197,627

Average loans for period	$8,735,225	$9,249,127	$8,763,383	$9,274,415

Ratios:
Net charge-offs to average loans (annualized)	0.55%	1.42%	0.80%	1.83%
Provision for credit losses to average loans and leases, net of unearned income (annualized)	0.27%	1.39%	0.37%	1.85%
Allowance for credit losses to loans and leases, net of unearned income	2.01%	2.14%	2.01%	2.14%
Allowance for credit losses to net charge-offs (annualized)	368.50%	149.96%	249.28%	116.24%

Net charge-offs decreased $21.0  million, or 63.8%, in the second quarter of 2012 compared to the second quarter of 2011 and decreased $49.7 million, or 58.5%, in the first six months of 2012 compared to the first six months of 2011.  Decreases in net charge-offs in the second quarter and first six months of 2012 contributed to a lower provision for credit losses of $6.0 million and $16.0 million during the second quarter and first six months of 2012 compared to a provision of $32.2 million and $85.7 million in the same periods of 2011.   Annualized net charge-offs as a percentage of average loans and leases decreased to 0.55% and 0.80% for the second quarter and first six months of 2012, respectively, compared to 1.42% and 1.83% for the second quarter and first six months of 2011, respectively.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in a decreased level of charge-offs in the first six months of 2012 compared to the first six months of 2011 as updated appraisals came in closer to loan carrying values.  Total recoveries increased by $6.7 million for the three-month period ended June 30, 2012, compared to the same period of 2011 and $10.5 million for the six-month period ended June 30, 2012, compared to the same period of 2011.
The provision for credit losses decreased to $6.0 million and $16.0 million for the second quarter and first six months of 2012, respectively, compared to $32.2 million and $85.7 million for the second quarter and first six months of 2011, respectively.  The decrease in the provision for credit losses was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.
As of June 30, 2012, 83.4% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  This resulted in impaired loans having an aggregate net book value of 68% of their contractual principal balance at June 30, 2012.  As of June 30, 2011, 91.7% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  This resulted in impaired loans having an aggregate net book value of 69% of their contractual principal balance at June 30, 2011.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.
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

	June 30,				December 31,
	2012		2011		2011
	Allowance for Credit Losses	% of Total Loans and Leases	Allowance for Credit Losses	% of Total Loans and Leases	Allowance for Credit Losses	% of Total Loans and Leases
	(Dollars in thousands)

Commercial and industrial	$25,815	17.2%	$22,840	16.6%	$20,724	16.6%
Real estate
Consumer mortgages	34,431	21.7%	37,045	21.3%	36,529	21.8%
Home equity	7,336	5.7%	7,620	5.8%	8,630	5.8%
Agricultural	3,259	2.9%	4,709	2.8%	3,921	2.7%
Commercial and industrial-owner occupied	17,359	14.7%	24,644	14.8%	21,929	14.6%
Construction, acquisition and development	32,755	9.5%	53,920	11.5%	45,562	10.2%
Commercial real estate	37,166	19.9%	35,293	19.1%	39,444	19.7%
Credit cards	3,159	1.2%	3,487	1.1%	4,021	1.2%
All other	14,567	7.2%	8,069	7.0%	14,358	7.4%
Total	$175,847	100.0%	$197,627	100.0%	$195,118	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2012 and 2011 and the corresponding percentage changes are shown in the following tables:

	Three months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)

Mortgage lending	$11,040	$2,003	451.2%
Credit card, debit card and merchant fees	7,787	11,263	(30.9)
Service charges	13,697	16,556	(17.3)
Trust income	3,139	2,850	10.1
Securities gains, net	177	10,045	(98.2)
Insurance commissions	22,964	22,941	0.1
Annuity fees	635	1,094	(42.0)
Brokerage commissions and fees	1,779	1,437	23.8
Bank-owned life insurance	1,812	2,223	(18.5)
Other miscellaneous income	3,438	4,732	(27.3)
Total noninterest revenue	$66,468	$75,144	(11.5	) %

	Six months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)

Mortgage lending	$26,182	$9,584	173.2%
Credit card, debit card and merchant fees	15,310	21,609	(29.1)
Service charges	28,813	31,924	(9.7)
Trust income	5,421	5,984	(9.4)
Securities gains, net	251	10,062	(97.5)
Insurance commissions	46,117	45,490	1.4
Annuity fees	1,277	2,390	(46.6)
Brokerage commissions and fees	3,217	3,075	4.6
Bank owned life insurance	4,425	3,922	12.8
Other miscellaneous income	7,815	9,415	(17.0)
Total noninterest revenue	$138,828	$143,455	(3.2	) %

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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2012, nine mortgage loans totaling $1.4 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $283,000 was recognized related to these repurchased or make whole loans.  During the first six months of 2011, no mortgage loans were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Therefore, no loss was recognized related to repurchased or make whole loans.
 At June 30, 2012, the Company had reserved approximately $959,000 for potential losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $444.1 million and $245.3 million produced origination revenue of $13.1 million and $4.1 million for the quarters ended June 30, 2012 and 2011, respectively.  Mortgage loan origination volumes of $839.2 million and $448.1 million produced origination revenue of $22.8 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in mortgage origination revenue was a direct result of the increase in mortgage loan origination volumes for the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.5 million and $3.2 million for the quarters ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, revenue from the servicing of loans was $6.9 million and $6.3 million, respectively.
Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.7 million and $1.4 million for the quarters ended June 30, 2012 and 2011, respectively.  Decreases in value from principal payments, prepayments and payoffs were $3.5 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.8 million for both the second quarter of 2012 and 2011, respectively, and decreased approximately $140,000 and $1.3 million for the first six months of 2012 and 2011, respectively.

The following tables present the Company’s mortgage lending operations for the three months and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage revenue:
Origination	$13,119	$4,066	222.7%
Servicing	3,495	3,166	10.4
Payoffs/Paydowns	(1,737)	(1,390)	25.0
Total	14,877	5,842	154.7
MSR market value adjustment	(3,837)	(3,839)	(0.1)
Mortgage lending revenue	$11,040	$2,003	451.2%

	(Dollars in millions)
Origination volume	$444	$245	81.2%

	Six months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage revenue:
Origination	$22,839	$7,290	213.3%
Servicing	6,946	6,283	10.6
Payoffs/Paydowns	(3,463)	(2,690)	28.7
Total	26,322	10,883	141.9
MSR market value adjustment	(140)	(1,299)	(89.2)
Mortgage lending revenue	$26,182	$9,584	173.2

	(Dollars in millions)
Origination volume	$839	$448	87.3

Mortgage loans serviced at period-end	$4,601	$4,027	14.3

Credit card, debit card and merchant fees decreased for the comparable three-month and six-month periods as a result of the impact of the implementation of the Durbin Amendment with that decrease somewhat offset by the increase in the number and monetary volume of items processed.  As a result of the impact of the Durbin Amendment implementation, among other factors, debit card revenue decreased by $3.7 million and $6.8 million for the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011.  Management estimates that debit card revenue could be reduced in 2012 by approximately $13.0 million as a result of the impact of the Durbin Amendment.
Recent changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in a decrease in insufficient fund fees for the second quarter of 2012 compared to the second quarter of 2011.  As a result, service charges on deposit accounts, which include insufficient fund fees, decreased for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011.  The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
While trust income increased during the second quarter of 2012 compared to the second quarter of 2011, trust income decreased for the six-month periods ended June 30, 2012 and 2011 primarily as a result of decreases in the assets under management or in custody combined with non-recurring fees received in the first six months of

2011 and not received during the first six months of 2012.  Net security gains of approximately $177,000 and $251,000 for the three-month and six-month periods ended June 30, 2012, respectively, were a result of calls and sales of available-for-sale securities. Net security gains of $10.0 million and $10.1 million for the three-month and six-month periods ending June 30, 2011, respectively, were primarily a result of sales of available-for-sale securities, some of which were previously classified as held-to-maturity.
Insurance commissions remained relatively stable for the comparable three-month and six-month periods.  Annuity fees decreased by 42.0% and 46.6% for the comparable three-month and six-month periods, respectively, as a result of fewer annuity sales combined with reduced commissions on those sales.  Brokerage commissions and fees increased by 23.8% and 4.6% for the comparable three-month and six-month periods, respectively, as a result of the increase in sales of real estate investment trust products.  Bank-owned life insurance revenue decreased 18.5% for the comparable three-month periods and increased 12.8% for the comparable six-month periods as a result of the Company recording life insurance proceeds of approximately $478,000 during the second quarter of 2011 and approximately $872,000 during the first six months of 2012.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, decreased by 27.3% and 17.0% for the comparable three-month and six-month periods of 2012 and 2011, respectively, primarily as a result of a $1.1 million gain on the disposition of fixed assets during the second quarter of 2011.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2012 and 2011 and the corresponding percentage changes are shown in the following tables:

	Three months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)

Salaries and employee benefits	$77,661	$70,142	10.7%
Occupancy, net	10,487	10,232	2.5
Equipment	5,124	5,595	(8.4)
Deposit insurance assessments	3,994	6,436	(37.9)
Prepayment penalty on FHLB borrowings	-	9,778	NM
Advertising	902	1,291	(30.1)
Foreclosed property expense	10,212	3,765	171.2
Telecommunications	2,023	2,036	(0.6)
Public relations	1,355	1,554	(12.8)
Data processing	2,444	2,365	3.3
Computer software	1,786	1,899	(6.0)
Amortization of intangibles	742	833	(10.9)
Legal fees	981	1,158	(15.3)
Postage and shipping	1,033	1,171	(11.8)
Other miscellaneous expense	17,762	18,814	(5.6)
Total noninterest expense	$136,506	$137,069	(0.4	) %

	Six months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)

Salaries and employee benefits	$152,592	$140,517	8.6%
Occupancy, net of rental income	20,553	20,903	(1.7)
Equipment	10,457	11,253	(7.1)
Deposit insurance assessments	9,377	11,861	(20.9)
Prepayment penalty on FHLB borrowings	-	9,778	NM
Advertising	1,743	2,180	(20.0)
Foreclosed property expense	18,621	10,847	71.7
Telecommunications	4,229	4,179	1.2
Public relations	2,821	3,068	(8.1)
Data processing	5,208	4,666	11.6
Computer software	3,589	3,747	(4.2)
Amortization of intangibles	1,505	1,687	(10.8)
Legal	3,197	3,756	(14.9)
Postage and shipping	2,288	2,468	(7.3)
Other miscellaneous expense	36,006	36,169	(0.5)
Total noninterest expense	$272,186	$267,079	1.9%

NM=Not meaningful

Salaries and employee benefits expense for the three months and six months ended June 30, 2012 increased compared to the same period in 2011, primarily because of increased employee benefits and incentive compensation.  Equipment expense decreased for the comparable three-month and six-month periods primarily because of decreased depreciation.  Deposit insurance assessments decreased for the comparable three-month and six-month periods as a result of improvement evidenced in various variables utilized by the FDIC in calculating the deposit insurance assessment.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during 2012.
Foreclosed property expense increased for the three months and six months ended June 30, 2012 compared to the same periods in 2011, as the Company experienced losses on the sale and larger writedowns of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment combined with increased other foreclosed property expenses as a result of the increase in the number of properties owned.  During the first six months of 2012, the Company added $17.7 million to other real estate owned through foreclosures.  Sales of other real estate owned in the first six months of 2012 were $37.9 million resulting in a net loss of $3.5 million.  The components of foreclosed property expense for the three months and six months ended June 30, 2012 and 2011 and the percentage change between periods are shown in the following tables:

	Three months ended June 30,
	2012	2011	% Change
	(Dollars in thousands)

Loss (gain) on sale of other real estate owned	$2,708	$(140)	NM	%
Writedown of other real estate owned	4,932	2,272	117.1
Other foreclosed property expense	2,572	1,633	57.5
Total foreclosed property expense	$10,212	$3,765	171.2%

	Six months ended
	June 30,
	2012	2011	% Change
	(Dollars in thousands)

Loss on sale of other real estate owned	$3,478	$352	NM	%
Writedown of other real estate owned	9,924	7,208	37.7
Other foreclosed property expense	5,219	3,287	58.8
Total foreclosed property expense	$18,621	$10,847	71.7%

NM=Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, data processing, legal fees and amortization of intangibles, total noninterest expense remained relatively stable for the three months and six months ended June 30, 2012, compared with the same periods in 2011.

Income Tax

The Company recorded income tax expense of $8.1 million for the second quarter of 2012, compared to an income tax expense of $2.9 million for the second quarter of 2011.  For the six-month period ended June 30, 2012, income tax expense was $17.5 million compared to an income tax benefit of $2.3 million for the six months ended June 30, 2011.  Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through June 30, 2012.  The primary differences between the Company’s recorded expense for the first six months of 2012 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2012 were $11.9 billion, or 90.6% of total assets, compared with $11.8 billion, or 90.6% of total assets, at December 31, 2011.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 73.4% of average earning assets during the second quarter of 2012.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $8.7 billion at June 30, 2012, representing a 1.6% decrease from $8.9 billion at December 31, 2011.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company, combined with the strategic runoff of real estate construction, acquisition and development loans, as well as NPLs and other criticized loans; however, the Company was able to replace some loan runoff with new loan production, particularly in its Mississippi, Texas and Louisiana markets.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$1,507,382	$1,540,048	$1,484,967
Real estate
Consumer mortgages	1,904,420	1,971,499	1,945,190
Home equity	496,245	531,787	514,362
Agricultural	251,975	255,310	239,487
Commercial and industrial-owner occupied	1,288,887	1,366,734	1,301,575
Construction, acquisition and development	835,022	1,060,675	908,362
Commercial real estate	1,748,748	1,764,648	1,754,022
Credit cards	101,085	101,955	106,281
All other	637,878	663,223	657,012
Total	$8,771,642	$9,255,879	$8,911,258

The following table shows the Company’s net loans and leases by segment, class and geographical location as of June 30, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)

Commercial and industrial	$57,950	$191,231	$340,454	$56,176	$17,036	$83,517	$248,738	$502,576	$1,497,678
Real estate
Consumer mortgages	104,590	266,625	748,850	44,442	83,380	161,013	448,735	46,785	1,904,420
Home equity	59,969	38,511	168,552	24,417	66,302	74,942	61,547	2,005	496,245
Agricultural	6,632	81,867	68,990	3,439	9,497	14,043	62,527	4,980	251,975
Commercial and industrial-owner occupied	116,744	159,231	454,193	81,542	90,680	89,351	250,432	46,714	1,288,887
Construction, acquisition and development	95,278	60,747	251,977	44,756	91,437	88,684	174,818	27,325	835,022
Commercial real estate	190,195	346,586	360,704	204,377	115,061	101,883	377,008	52,934	1,748,748
Credit cards	-	-	-	-	-	-	-	101,085	101,085
All other	30,890	86,350	190,620	6,852	56,187	49,481	95,729	92,226	608,335
Total	$662,248	$1,231,148	$2,584,340	$466,001	$529,580	$662,914	$1,719,534	$876,630	$8,732,395

* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2012:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)

Commercial and industrial	$13,724	$960,966	$398,224	$124,764	$1,497,678
Real estate
Consumer mortgages	8,771	425,571	1,128,607	341,471	1,904,420
Home equity	-	120,209	375,996	40	496,245
Agricultural	2,382	68,545	134,187	46,861	251,975
Commercial and industrial-owner occupied	9,515	276,090	680,738	322,544	1,288,887
Construction, acquisition and development	15,154	474,930	313,733	31,205	835,022
Commercial real estate	13,878	427,100	1,082,549	225,221	1,748,748
Credit cards	-	101,085	-	-	101,085
All other	830	216,776	351,319	39,410	608,335
Total	$64,254	$3,071,272	$4,465,353	$1,131,516	$8,732,395

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during the first six months of 2012, increasing by 1.6% at June 30, 2012 compared to December 31, 2011.
     Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first six months of 2012, decreasing by 2.1% at June 30, 2012 compared to December 31, 2011.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased 3.5% during the first six months of 2012.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 5.2% during the first six months of 2012.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during the first six months of 2012, decreasing 1.0%.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. These loans are often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 8.1% during the first six months of 2012.
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

At June 30, 2012, the Company had $23.6 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $163,000 and $361,000 recognized as interest income during the second quarter and first six months of 2012, respectively.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was $1.8 million at June 30, 2012.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $835.0 million at June 30, 2012 and $908.4 million at December 31, 2011.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at June 30, 2012:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Performing:
Multi-family construction	$-	$-	$10	$-	$-	$1,710	$658	$-	$2,378
One-to-four family construction	20,874	10,965	41,925	3,529	7,947	33,072	34,232	13,821	166,365
Recreation and all other loans	2,046	8,565	31,321	309	2,577	3,769	16,224	-	64,811
Commercial construction	13,646	5,230	44,714	1,431	7,801	6,209	27,844	1,736	108,611
Commercial acquisition and development	12,189	16,088	51,667	12,101	24,219	11,861	31,340	1,104	160,569
Residential acquisition and development	28,181	18,423	74,188	14,968	22,390	18,287	39,897	5,728	222,062
Total	$76,936	$59,271	$243,825	$32,338	$64,934	$74,908	$150,195	$22,389	$724,796

Non-performing:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	4,791	291	1,911	2,778	2,317	2,106	769	1,320	16,283
Recreation and all other loans	-	39	-	-	823	181	179	-	1,222
Commercial construction	42	153	-	1,088	-	2,440	595	-	4,318
Commercial acquisition and development	2,556	72	1,376	2,248	7,238	3,960	2,989	1,562	22,001
Residential acquisition and development	10,953	921	4,865	6,304	16,125	5,089	20,091	2,054	66,402
Total	$18,342	$1,476	$8,152	$12,418	$26,503	$13,776	$24,623	$4,936	$110,226

Total:
Multi-family construction	$-	$-	$10	$-	$-	$1,710	$658	$-	$2,378
One-to-four family construction	25,665	11,256	43,836	6,307	10,264	35,178	35,001	15,141	182,648
Recreation and all other loans	2,046	8,604	31,321	309	3,400	3,950	16,403	-	66,033
Commercial construction	13,688	5,383	44,714	2,519	7,801	8,649	28,439	1,736	112,929
Commercial acquisition and development	14,745	16,160	53,043	14,349	31,457	15,821	34,329	2,666	182,570
Residential acquisition and development	39,134	19,344	79,053	21,272	38,515	23,376	59,988	7,782	288,464
Total	$95,278	$60,747	$251,977	$44,756	$91,437	$88,684	$174,818	$27,325	$835,022

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of June 30, 2012:

Real Estate Construction, Acquisition and Development	Past Due	One Year or Less	One to Five Years	After Five Years	Total
	(In thousands)
Outstanding loan balances:
Multi-family construction	$-	$1,498	$880	$-	$2,378
One-to-four family construction	3,163	153,533	24,348	1,604	182,648
Recreation and all other loans	-	11,324	48,912	5,797	66,033
Commercial construction	878	55,771	41,178	15,102	112,929
Commercial acquisition and development	752	80,295	98,970	2,553	182,570
Residential acquisition and development	10,361	172,509	99,445	6,149	288,464
Total	$15,154	$474,930	$313,733	$31,205	$835,022

Non-accrual loans:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	3,068	8,938	3,264	220	15,490
Recreation and all other loans	-	360	20	-	380
Commercial construction	721	2,440	1,157	-	4,318
Commercial acquisition and development	708	15,121	5,912	-	21,741
Residential acquisition and development	8,982	48,746	4,626	-	62,354
Total	$13,479	$75,605	$14,979	$220	$104,283

As of June 30, 2012, approximately 56.9% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects; and it is therefore expected that these loans will be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan renewed for loans over $250,000. If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

    The following table presents the activity in the construction, acquisition and development nonaccrual loans for the six-months ended June 30, 2012:

(In thousands)

Balance at December 31, 2011	$133,110
Additions to CAD nonaccruals:
Formation of new nonaccrual loans	15,984
Reductions in CAD nonaccruals:
Charge-offs	(20,832)
Foreclosures to OREO	(6,345)
Payments	(25,308)
Transfers to accrual status	(546)
Transfer from other loan category	8,220
Balance at June 30, 2012	$104,283

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at June 30, 2012 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 23.9% of the total construction, acquisition and development nonaccrual loan balance at June 30, 2012.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans remained stable during the first six months of 2012, decreasing 0.3% at June 30, 2012 compared to December 31, 2011.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.9% during the first six months of 2012.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 3.0% during the first six months of 2012.
NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings.  The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties.  NPAs, which are carried either in the loan account or other real estate owned on the Company’s consolidated balance sheets, depending on foreclosure status, were as follows as of the dates presented:

	June 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)

Non-accrual loans and leases	$240,246	$331,076	$276,798
Loans 90 days or more past due, still accruing	1,632	3,980	3,434
Restructured loans and leases, still accruing	25,071	44,786	42,018
Total NPLs	266,949	379,842	322,250

Other real estate owned	143,615	151,204	173,805
Total NPAs	$410,564	$531,046	$496,055

NPLs to net loans and leases	3.06%	4.12%	3.63%
NPAs to net loans and leases	4.70%	5.76%	5.59%

NPLs decreased 17.2% to $266.9 million at June 30, 2012 compared to $322.3 million at December 31, 2011 and decreased 29.7% compared to $379.8 million at June 30, 2011.  Included in NPLs at June 30, 2012 were $200.4 million of loans that were impaired.  These impaired loans had a specific reserve of $23.9 million included in the allowance for credit losses of $175.8 million at June 30, 2012, and were net of $59.3 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2011 included $234.9 million of loans that were impaired.  These impaired loans had a specific reserve of $39.7 million included in the allowance for credit losses of $195.1 million at December 31, 2011.  NPLs at June 30, 2011 included $303.7 million of loans that were impaired.  These impaired loans had a specific reserve of $46.8 million included in the allowance for credit losses of $197.6 million at June 30, 2011.

The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at the dates indicated:

	June 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$259,703	$374,760	$287,099
Cumulative charge offs on impaired loans	59,326	71,103	52,176
Outstanding balance of impaired loans	200,377	303,657	234,923

Other non-accrual loans and leases not impaired	39,869	27,419	41,875

Total non-accrual loans and leases	$240,246	$331,076	$276,798

Allowance for impaired loans	23,939	46,810	39,708

Nonaccrual loans and leases, net of specific reserves	$216,307	$284,266	$237,090

Loans and leases 90 days or more past due, still accruing	1,632	3,980	3,434
Restructured loans and leases, still accruing	25,071	44,786	42,018

Total non-performing loans and leases	$266,949	$379,842	$322,250

Allowance for impaired loans	$23,939	$46,810	$39,708
Allowance for all other loans and leases	151,908	150,817	155,410

Total allowance for credit losses	$175,847	$197,627	$195,118

Outstanding balance of impaired loans	$200,377	$303,657	$234,923
Allowance for impaired loans	23,939	46,810	39,708

Net book value of impaired loans	$176,438	$256,847	$195,215

Net book value of impaired loans as a % of unpaid principal balance	68%	69%	68%

Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	381%	550%	371%

Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	228%	198%	178%

Non-accrual loans at June 30, 2012 reflected a decrease of $36.6 million, or 13.2%, compared to December 30, 2011 and a decrease of $90.8 million, or 27.4%, compared to June 30, 2011.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $28.8 million, or 21.7%, to $104.3 million at June 30, 2012 compared to $133.1 million at December 31, 2011 and decreased $96.2 million, or 48.0%, compared to $200.4 million at June 30, 2011.
Of the Bank’s construction, acquisition and development loans, which totaled $835.0 million at June 30, 2012, $450.2 million represented loans made by the Bank’s locations in Alabama, Texas, Louisiana and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $288.5 million at June 30, 2012 with 55.8% of such loans made by the Bank’s locations in Alabama, Texas, Louisiana and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $266.9 million at June 30, 2012, $149.5 million, or 56.0%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama, Texas, Louisiana and Tennessee which have been affected by the severe downturn in the housing market, the Bank’s NPLs in Missouri are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The Bank’s NPLs in Missouri are represented by fewer and larger individual credits in the construction, acquisition and development and commercial real estate classes, some of which pre-date the Bank’s acquisition of The Signature Bank in 2007.  The following table presents the NPLs by geographical location at June 30, 2012:

	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, still accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)

Alabama and Florida Panhandle	$662,248	$-	$41,017	$1,533	$42,550	6.4%
Arkansas*	1,231,148	12	19,293	2,628	21,933	1.8
Mississippi*	2,584,340	-	35,888	4,059	39,947	1.5
Missouri	466,001	-	32,687	7,075	39,762	8.5
Greater Memphis Area	529,580	-	33,066	4,781	37,847	7.1
Tennessee*	662,914	-	25,682	1,909	27,591	4.2
Texas and Louisiana	1,719,534	-	40,843	670	41,513	2.4
Other	876,630	1,620	11,770	2,416	15,806	1.8
Total	$8,732,395	$1,632	$240,246	$25,071	$266,949	3.1%

* Excludes the Greater Memphis Area.

Other real estate owned decreased by $7.6 million to $143.6 million at June 30, 2012 compared to $151.2 million at June 30, 2011 and decreased by $30.2 million compared to $173.8 million at December 31, 2011.  Other real estate owned decreased as a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $91.7 million and $104.7 million at June 30, 2012 and December 31, 2011, respectively.  Restructured loans of $66.6 million and $62.7 million were included in the non-accrual loan category at June 30, 2012 and December 31, 2011, respectively.
At June 30, 2012, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2012:

	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)

Commercial and industrial	$1,426,787	$12,480	$46,512	$959	$34	$10,906	$1,497,678
Real estate
Consumer mortgage	1,720,260	29,254	132,775	4,748	302	17,081	1,904,420
Home equity	472,291	3,476	17,759	908	243	1,568	496,245
Agricultural	225,886	2,989	15,687	20	-	7,393	251,975
Commercial and industrial-owner occupied	1,158,082	25,740	83,048	276	28	21,713	1,288,887
Construction, acquisition and development	607,942	26,947	99,471	589	20	100,053	835,022
Commercial real estate	1,515,262	48,217	144,301	71	199	40,698	1,748,748
Credit Cards	101,085	-	-	-	-	-	101,085
All other	572,073	18,060	16,425	803	9	965	608,335
Total	$7,799,668	$167,163	$555,978	$8,374	$835	$200,377	$8,732,395

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At June 30, 2012, the Bank had $7.1 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.
The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at June 30, 2012:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)

Pass	$7,789,340	$10,297	$31	$-	$7,799,668
Special Mention	160,526	2,555	2,506	1,576	167,163
Substandard	528,022	11,337	4,014	12,605	555,978
Doubtful	6,187	697	482	1,008	8,374
Loss	614	-	19	202	835
Impaired	140,146	10,435	5,579	44,217	200,377
Total	$8,624,835	$35,321	$12,631	$59,608	$8,732,395

While increases of 34.1% were realized in the Special Mention category, the Substandard and Impaired categories decreased 15.1% and 14.7% at June 30, 2012. Respectively, compared to December 31, 2011.  Of the $167.2 million of Special Mention loans and leases, 96.0% remained current as to scheduled repayment of principal and interest, with 0.9% of such loans or leases having outstanding balances that were 90 days or more past due at June 30, 2012.  Of the $556.0 million of Substandard loans and leases, 95.0% remained current as to scheduled repayment of principal and interest, with only 2.3% having outstanding balances that were 90 days or more past due at June 30, 2012.  Of the $200.4 million of impaired loans and leases, 70.0% remained current as to scheduled repayment of principal and/or interest, with 22.1% having outstanding balances that were 90 days or more past due at June 30, 2012.

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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2012:

Loans and leases, net of unearned income	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, still accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)

Commercial and industrial	$1,497,678	$-	$13,156	$443	$13,599	0.9%
Real estate
Consumer mortgages	1,904,420	1,141	35,660	2,591	39,392	2.1
Home equity	496,245	-	2,995	-	2,995	0.6
Agricultural	251,975	-	8,390	456	8,846	3.5
Commercial and industrial-owner occupied	1,288,887	-	26,957	4,999	31,956	2.5
Construction, acquisition and development	835,022	-	104,283	5,943	110,226	13.2
Commercial real estate	1,748,748	-	44,359	7,636	51,995	3.0
Credit cards	101,085	324	364	2,173	2,861	2.8
All other	608,335	167	4,082	830	5,079	0.8
Total	$8,732,395	$1,632	$240,246	$25,071	$266,949	3.1%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at June 30, 2012:

Real Estate Construction, Acquisition and Development	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, still accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)

Multi-family construction	$2,378	$-	$-	$-	$-	-%
One-to-four family construction	182,648	-	15,490	793	16,283	8.9
Recreation and all other loans	66,033	-	380	842	1,222	1.9
Commercial construction	112,929	-	4,318	-	4,318	3.8
Commercial acquisition and development	182,570	-	21,741	260	22,001	12.1
Residential acquisition and development	288,464	-	62,354	4,048	66,402	23.0
Total	$835,022	$-	$104,283	$5,943	$110,226	13.2%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.5 billion at both June 30, 2012 and December 31, 2011.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2012, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2012:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
	(Dollars in thousands)
Available-for-sale Securities:
Aaa	$1,879,680	78.5%	$1,918,587	77.9%
Aa1 to Aa3	216,240	9.0%	230,440	9.4%
A1 to A3	26,600	1.1%	27,573	1.1%
Baa1 to Baa2	6,017	0.3%	6,342	0.3%
Ba1 to Ba3	-	-	-	-
Caa1	66	-	131	-
Not rated (1)	265,313	11.1%	279,758	11.3%
Total	$2,393,916	100.0%	$2,462,831	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $91.0 million and a market value of $97.3 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter or first six months of 2012 that indicated the necessity of an earlier goodwill impairment assessment.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $271.3 million at both June 30, 2012 and December 31, 2011.

Other Real Estate Owned

Other real estate owned totaled $143.6 million and $173.8 million at June 30, 2012 and December 31, 2011, respectively.  Other real estate owned at June 30, 2012 had aggregate loan balances at the time of foreclosure of $281.7 million.  Other real estate owned at December 31, 2011 had aggregate loan balances at time of foreclosure of $319.1 million.  The following table presents the other real estate owned by segment, class and geographical location at June 30, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)

Commercial and industrial	$564	$212	$-	$-	$814	$-	$-	$-	$1,590
Real estate
Consumer mortgages	2,457	469	2,612	-	2,334	1,402	188	2,470	11,932
Home equity	-	-	220	-	-	-	-	-	220
Agricultural	894	-	-	-	1,154	2,352	-	-	4,400
Commercial and industrial-owner occupied	554	448	2,337	76	1,814	163	149	246	5,787
Construction, acquisition and development	18,459	2,042	19,152	1,395	45,532	15,775	2,215	737	105,307
Commercial real estate	784	1,677	2,281	304	7,425	-	231	-	12,702
All other	47	60	243	116	1,177	-	2	32	1,677
Total	$23,759	$4,908	$26,845	$1,891	$60,250	$19,692	$2,785	$3,485	$143,615

* Excludes the Greater Memphis Area.

    Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in a further additions to in other real estate owned.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of nonperforming loans in the construction, acquisition and development portfolio indicated that a majority of additions to OREO in the near-term will be from that category.
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
To ensure that OREO is carried at the lower of cost or fair value less estimated selling costs on an ongoing basis, new appraisals are obtained on at least an annual basis and the OREO carrying values are adjusted accordingly.  The type of appraisals typically used for these periodic reappraisals are Restricted Use Appraisals, meaning the appraisal is for client use only.   Other indications of fair value are also used to ensure that OREO is carried at the lower of cost or fair value.  These include listing the property with a broker and acceptance of an offer to purchase from a third party.  If a parcel of OREO is listed with a broker at an amount less than the current carrying value, the carrying value is immediately adjusted to reflect the list price less estimated selling costs and if an offer to purchase is accepted at a price less that the current carrying value, the carrying value is immediately adjusted to reflect that sales price, less estimated selling costs.  The majority of the properties in OREO are actively marketed using a combination of real estate brokers, bank staff who are familiar with the particular properties and/or third parties.

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
The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30, 2012	December 31, 2011	% Change
	(Dollars in millions)

Noninterest bearing demand	$2,312	$2,270	1.9%
Interest bearing demand	4,782	4,707	1.6
Savings	1,083	991	9.3
Other time	2,779	2,987	(7.0)
Total deposits	$10,956	$10,955	0.0%

Total deposits remained relatively stable at June 30, 2012 compared to December 31, 2011, increasing by $1.1 million.  The average maturity of time deposits at June 30, 2012 was approximately 15 months, compared to 14 months at December 31, 2011.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had short-term borrowings from the FHLB totaling $1.5 million at both June 30, 2012 and December 31, 2011.  The Company had federal funds purchased and securities sold under agreement to repurchase of $362.0 million and $373.9 million at June 30, 2012 and December 31, 2011, respectively.  The Company had long-term borrowings from the FHLB totaling $33.5 million at both June 30, 2012 and December 31, 2011.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2012.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $556.0 million at June 30, 2012.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,282,653	13.40%	$1,129,746	11.77%
Total capital (to risk-weighted assets)	1,402,573	14.66	1,250,801	13.03
Tier I leverage capital (to average assets)	1,282,653	10.07	1,129,746	8.85

The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,150,487	12.04%	$1,099,369	11.46%
Total capital (to risk-weighted assets)	1,270,971	13.30	1,220,424	12.73
Tier I leverage capital (to average assets)	1,150,487	9.09	1,099,369	8.67

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
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of June 30, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  On May 24, 2012, the Company reached a settlement with the plaintiff.  Pursuant to the terms of the settlement, subject to final court approval, the Company’s insurance carriers have funded the settlement payment, other than an immaterial amount of incidental expenses that the Company has covered.  On July 11, 2012, the court preliminarily approved the settlement on the terms submitted by the parties and set a final settlement hearing for October 31, 2012.  If settled on the terms preliminarily approved by the court, the settlement will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  The Company has filed a petition for leave to appeal the class certification order, which, if granted, would provide the Company with an immediate right to appeal the class certification order.  At this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2012, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2012, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  On May 24, 2012, the Company reached a settlement with the plaintiff.  Pursuant to the terms of the settlement, subject to final court approval, the Company’s insurance carriers have funded the settlement payment, other than an immaterial amount of incidental expenses that the Company has covered.  On July 11, 2012, the court preliminarily approved the settlement on the terms submitted by the parties and set a final settlement hearing for October 31, 2012.  If settled on the terms preliminarily approved by the court, the settlement will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  The Company has filed a petition for leave to appeal the class certification order, which, if granted, would provide the Company with an immediate right to appeal the class certification order.  At this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of the following:

The short-term and long-term impact of changes to banking capital standards could negatively impact our regulatory capital and liquidity.
In December 2010, the Basel Committee on Banking Supervision issued final rules related to global regulatory standards on bank capital adequacy and liquidity. The new rules present details of the Basel III framework, which includes increased capital requirements and limits the types of instruments that can be included in Tier I capital, including a phase-out of Tier I capital treatment for trust preferred securities. Implementation of Basel III in the U.S. will require that federal banking regulators issue regulations and guidelines, which when promulgated in final form may significantly differ from the recommendations published by the Basel Committee.  In June 2012, the federal banking agencies issued for comment proposed rules implementing the Basel III capital reforms as well as additional capital reforms required by the Dodd-Frank Act. While we cannot predict the final form the revised capital and liquidity regulations will take, the new standards will likely require that we maintain more capital and manage the configuration of our assets and liabilities in order to comply with new liquidity requirements, which could have a material adverse effect on our liquidity, capital resources, results of operations and financial condition.

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

BancorpSouth, Inc.
(Registrant)

August 7, 2012	By:	/s/ William L. Prater
William L. Prater
Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
	(b)	Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)
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