Form 10-Q
period 2012-09-30
BANCORPSOUTH INC
filed 2012-11-07
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had outstanding 94,440,710 shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$176,529	$195,681	$161,876
Interest bearing deposits with other banks	757,207	303,663	338,250
Available-for-sale securities, at fair value	2,483,606	2,513,518	2,481,555
Loans and leases	8,716,715	8,911,258	9,096,928
Less: Unearned income	36,746	40,947	41,023
Allowance for credit losses	169,019	195,118	199,686
Net loans	8,510,950	8,675,193	8,856,219
Loans held for sale	129,408	83,458	100,687
Premises and equipment, net	321,068	323,383	323,285
Accrued interest receivable	48,314	51,266	53,338
Goodwill	275,173	271,297	271,297
Bank-owned life insurance	203,798	200,085	197,945
Other real estate owned	128,211	173,805	162,686
Other assets	201,473	204,502	251,380
TOTAL ASSETS	$13,235,737	$12,995,851	$13,198,518

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,492,508	$2,269,799	$2,198,535
Interest bearing	4,697,260	4,706,825	4,736,858
Savings	1,103,490	991,702	968,277
Other time	2,681,382	2,986,863	3,159,563
Total deposits	10,974,640	10,955,189	11,063,233
Federal funds purchased and securities sold under agreement to repurchase	377,676	373,933	449,501
Short-term Federal Home Loan Bank and other short-term borrowings	-	1,500	1,500
Accrued interest payable	6,759	8,644	10,017
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	33,500	33,500
Other liabilities	236,147	199,861	213,702
TOTAL LIABILITIES	11,789,034	11,732,939	11,931,765

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share Authorized - 500,000,000 shares; Issued - 94,440,710, 83,483,796 and 83,488,963 shares, respectively	236,102	208,709	208,722
Capital surplus	311,271	227,567	227,006
Accumulated other comprehensive income (loss)	5,952	(2,261)	14,595
Retained earnings	893,378	828,897	816,430
TOTAL SHAREHOLDERS' EQUITY	1,446,703	1,262,912	1,266,753
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,235,737	$12,995,851	$13,198,518

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$105,937	$114,260	$322,686	$348,510
Deposits with other banks	399	203	1,182	449
Federal funds sold and securities purchased under agreement to resell	2	-	3	166
Held-to-maturity securities:
Taxable	-	-	-	13,080
Tax-exempt	-	-	-	5,638
Available-for-sale securities:
Taxable	9,329	13,172	30,679	32,208
Tax-exempt	4,109	4,130	12,575	6,825
Loans held for sale	974	632	2,204	1,584
Total interest revenue	120,750	132,397	369,329	408,460

INTEREST EXPENSE:
Deposits:
Interest bearing demand	3,889	5,324	12,523	17,909
Savings	686	828	2,091	2,464
Other time	9,482	14,837	31,048	48,605
Federal funds purchased and securities sold under agreement to repurchase	73	95	202	382
Federal Home Loan Bank borrowings	364	375	1,097	3,092
Junior subordinated debt	2,875	2,861	8,633	8,580
Other	2	2	5	4
Total interest expense	17,371	24,322	55,599	81,036
Net interest revenue	103,379	108,075	313,730	327,424
Provision for credit losses	6,000	25,112	22,000	110,831
Net interest revenue, after provision for credit losses	97,379	82,963	291,730	216,593

NONINTEREST REVENUE:
Mortgage lending	13,549	(1,443)	39,731	8,141
Credit card, debit card and merchant fees	8,270	12,981	23,580	34,590
Service charges	14,189	17,334	43,002	49,258
Trust income	3,101	2,854	8,522	8,838
Security gains, net	39	2,047	290	12,109
Insurance commissions	23,519	22,012	69,636	67,502
Other	7,753	6,270	24,487	25,072
Total noninterest revenue	70,420	62,055	209,248	205,510

NONINTEREST EXPENSE:
Salaries and employee benefits	74,829	71,851	227,421	212,368
Occupancy, net of rental income	10,944	11,144	31,497	32,047
Equipment	5,083	5,346	15,540	16,599
Deposit insurance assessments	3,998	3,781	13,375	15,642
Prepayment penalty on FHLB borrowings	-	-	-	9,778
Other	38,934	38,576	118,141	111,343
Total noninterest expense	133,788	130,698	405,974	397,777
Income before income taxes	34,011	14,320	95,004	24,326
Income tax expense	10,186	2,386	27,689	60
Net income	$23,825	$11,934	$67,315	$24,266

Earnings per share: Basic	$0.25	$0.14	$0.72	$0.29
Diluted	$0.25	$0.14	$0.72	$0.29

Dividends declared per common share	$0.01	$0.01	$0.03	$0.13

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$23,825	$11,934	$67,315	$24,266

Other comprehensive income, net of tax
Unrealized gains on securities	4,183	7,721	6,306	27,681
Pension and other postretirement benefits	435	585	1,907	1,367
Other comprehensive income	4,618	8,306	8,213	29,048
Comprehensive income	$28,443	$20,240	$75,528	$53,314
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$67,315	$24,266
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses	22,000	110,831
Depreciation and amortization	20,336	21,950
Deferred taxes	-	(388)
Amortization of intangibles	2,366	2,510
Amortization of debt securities premium and discount, net	9,794	16,279
Share-based compensation expense	2,363	1,925
Security gains, net	(290)	(12,109)
Net deferred loan origination expense	(6,088)	(6,419)
Excess tax benefit from exercise of stock options	-	(12)
Decrease in interest receivable	2,952	7,687
Decrease in interest payable	(1,885)	(4,319)
Realized gain on mortgages sold	(49,030)	(24,548)
Proceeds from mortgages sold	609,052	839,577
Origination of mortgages held for sale	(607,887)	(822,905)
Increase in bank-owned life insurance	(3,713)	(3,881)
Decrease (increase) in prepaid pension asset	3,401	(373)
Decrease in prepaid deposit insurance assessments	11,086	14,613
Other, net	18,518	17,595
Net cash provided by operating activities	100,290	182,279
Investing activities:
Proceeds from calls and maturities of held-to-maturity securities	-	135,781
Proceeds from calls and maturities of available-for-sale securities	386,658	255,577
Proceeds from sales of available-for-sale securities	2,812	273,807
Purchases of held-to-maturity securities	-	(151,105)
Purchases of available-for-sale securities	(359,102)	(245,791)
Net decrease in short-term investments	-	150,000
Net decrease in loans and leases	193,925	146,289
Purchases of premises and equipment	(18,815)	(13,028)
Proceeds from sale of premises and equipment	1,063	1,820
Contingency earn-out payment	-	(1,200)
Other, net	(23)	(42)
Net cash provided by investing activities	206,518	552,108
Financing activities:
Net increase (decrease) in deposits	19,452	(426,788)
Net decrease in short-term debt and other liabilities	2,232	6,172
Repayment of long-term debt	-	(75,000)
Issuance of common stock	108,733	110
Excess tax benefit from exercise of stock options	-	12
Payment of cash dividends	(2,833)	(10,853)
Net cash provided by (used in) financing activities	127,584	(506,347)

Increase in cash and cash equivalents	434,392	228,040
Cash and cash equivalents at beginning of period	499,344	272,086
Cash and cash equivalents at end of period	$933,736	$500,126

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.  Certain 2011 amounts have been reclassified to conform with the 2012 presentation.
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

	September 30,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$1,471,563	$1,515,932	$1,484,967
Real estate
Consumer mortgages	1,888,783	1,966,124	1,945,190
Home equity	492,833	523,030	514,362
Agricultural	257,733	249,715	239,487
Commercial and industrial-owner occupied	1,309,631	1,329,644	1,301,575
Construction, acquisition and development	823,692	976,694	908,362
Commercial real estate	1,738,516	1,772,003	1,754,022
Credit cards	101,405	103,232	106,281
All other	632,559	660,554	657,012
Total	$8,716,715	$9,096,928	$8,911,258

     The following table shows the Company’s  loans and leases, net of unearned income, as of September 30, 2012 by segment, class and geographical location:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$56,648	$180,965	$359,710	$35,642	$17,120	$78,417	$243,618	$490,599	$1,462,719
Real estate
Consumer mortgages	104,047	267,970	725,919	46,468	82,291	156,255	456,239	49,594	1,888,783
Home equity	59,768	38,429	167,755	23,369	65,077	74,189	62,187	2,059	492,833
Agricultural	7,581	79,884	71,453	3,407	8,979	13,755	67,608	5,066	257,733
Commercial and industrial-owner occupied	113,584	157,272	472,595	79,294	89,868	88,321	254,511	54,186	1,309,631
Construction, acquisition and development	90,104	67,826	252,199	39,001	85,918	96,837	165,807	26,000	823,692
Commercial real estate	208,555	326,943	354,145	204,762	107,523	97,605	386,456	52,527	1,738,516
Credit cards	-	-	-	-	-	-	-	101,405	101,405
All other	31,858	87,114	180,551	7,088	55,497	50,741	95,581	96,227	604,657
Total	$672,145	$1,206,403	$2,584,327	$439,031	$512,273	$656,120	$1,732,007	$877,663	$8,679,969
* Excludes the Greater Memphis Area.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans originated after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in the corresponding market areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.
The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2012 and December 31, 2011:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Outstanding	90+ Days Past Due still Accruing
	(In thousands)
Commercial and industrial	$5,505	$949	$4,671	$11,125	$1,451,594	$1,462,719	$45
Real estate
Consumer mortgages	14,122	5,560	14,521	34,203	1,854,580	1,888,783	1,027
Home equity	1,916	183	169	2,268	490,565	492,833	-
Agricultural	624	837	4,090	5,551	252,182	257,733	-
Commercial and industrial-owner occupied	4,121	1,111	6,807	12,039	1,297,592	1,309,631	119
Construction, acquisition and development	12,513	15,602	13,395	41,510	782,182	823,692	-
Commercial real estate	4,485	1,656	4,208	10,349	1,728,167	1,738,516	-
Credit cards	539	300	525	1,364	100,041	101,405	236
All other	1,793	1,314	779	3,886	600,771	604,657	15
Total	$45,618	$27,512	$49,165	$122,295	$8,557,674	$8,679,969	$1,442

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Outstanding	90+ Days Past Due still Accruing
	(In thousands)
Commercial and industrial	$5,571	$4,209	$4,193	$13,973	$1,459,755	$1,473,728	$12
Real estate
Consumer mortgages	15,740	6,485	14,569	36,794	1,908,396	1,945,190	2,974
Home equity	1,837	265	594	2,696	511,666	514,362	-
Agricultural	666	54	719	1,439	238,048	239,487	-
Commercial and industrial-owner occupied	2,199	844	12,977	16,020	1,285,555	1,301,575	-
Construction, acquisition and development	4,826	4,955	33,584	43,365	864,997	908,362	-
Commercial real estate	3,778	2,702	9,397	15,877	1,738,145	1,754,022	-
Credit cards	595	303	697	1,595	104,686	106,281	299
All other	2,124	390	1,579	4,093	623,211	627,304	149
Total	$37,336	$20,207	$78,309	$135,852	$8,734,459	$8,870,311	$3,434

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,403,197	$10,018	$42,401	$867	$17	$6,219	$1,462,719
Real estate
Consumer mortgage	1,703,860	31,993	133,146	3,727	203	15,854	1,888,783
Home equity	467,218	4,788	17,902	1,002	285	1,638	492,833
Agricultural	232,740	4,684	14,727	20	-	5,562	257,733
Commercial and industrial-owner occupied	1,169,863	34,384	83,610	736	49	20,989	1,309,631
Construction, acquisition and development	607,782	42,128	85,326	703	-	87,753	823,692
Commercial real estate	1,517,131	45,500	138,613	70	-	37,202	1,738,516
Credit cards	101,405	-	-	-	-	-	101,405
All other	582,352	6,790	13,759	828	6	922	604,657
Total	$7,785,548	$180,285	$529,484	$7,953	$560	$176,139	$8,679,969

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,415,731	$4,947	$43,549	$1,263	$405	$7,833	$1,473,728
Real estate
Consumer mortgage	1,742,593	17,914	148,267	4,434	189	31,793	1,945,190
Home equity	492,235	2,775	17,050	1,134	493	675	514,362
Agricultural	213,280	3,795	19,296	20	-	3,096	239,487
Commercial and industrial-owner occupied	1,167,220	18,280	90,778	496	-	24,801	1,301,575
Construction, acquisition and development	619,497	23,429	136,412	845	-	128,179	908,362
Commercial real estate	1,501,196	37,409	179,295	-	-	36,122	1,754,022
Credit cards	105,867	41	175	188	10	-	106,281
All other	587,970	16,104	20,263	470	73	2,424	627,304
Total	$7,845,589	$124,694	$655,085	$8,850	$1,170	$234,923	$8,870,311

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at September 30, 2012 and December 31, 2011:

	September 30, 2012
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2012	2012	2012	2012
	(In thousands)
With no related allowance:
Commercial and industrial	$2,827	$4,012	$-	$2,607	$2,812	$-	$11
Real estate
Consumer mortgage	10,147	12,731	-	10,181	12,041	18	57
Home equity	940	1,084	-	915	832	1	3
Agricultural	4,202	4,712	-	3,939	3,365	2	7
Commercial and industrial-owner occupied	17,932	23,020	-	15,541	12,052	29	80
Construction, acquisition and development	47,064	71,083	-	52,384	57,826	66	226
Commercial	22,316	30,933	-	19,513	18,120	40	105
All other	920	1,383	-	769	756	2	5
Total	$106,348	$148,958	$-	$105,849	$107,804	$158	$494

With an allowance:
Commercial and industrial	$3,392	$4,074	$2,025	$6,813	$6,227	$19	$38
Real estate
Consumer mortgage	5,707	6,843	1,338	7,416	12,484	9	81
Home equity	698	698	363	701	555	1	4
Agricultural	1,360	2,493	331	1,854	1,535	4	7
Commercial and industrial-owner occupied	3,057	4,061	696	6,343	11,668	14	48
Construction, acquisition and development	40,689	42,788	10,179	42,078	50,099	82	308
Commercial	14,886	15,664	3,213	18,335	17,161	69	165
All other	2	2	60	165	252	1	3
Total	$69,791	$76,623	$18,205	$83,705	$99,981	$199	$654

Total:
Commercial and industrial	$6,219	$8,086	$2,025	$9,420	$9,039	$19	$49
Real estate
Consumer mortgage	15,854	19,574	1,338	17,597	24,525	27	138
Home equity	1,638	1,782	363	1,616	1,387	2	7
Agricultural	5,562	7,205	331	5,793	4,900	6	14
Commercial and industrial-owner occupied	20,989	27,081	696	21,884	23,720	43	128
Construction, acquisition and development	87,753	113,871	10,179	94,462	107,925	148	534
Commercial	37,202	46,597	3,213	37,848	35,281	109	270
All other	922	1,385	60	934	1,008	3	8
Total	$176,139	$225,581	$18,205	$189,554	$207,785	$357	$1,148

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$4,874	$6,854	$-	$3,879	$78
Real estate
Consumer mortgage	16,883	19,538	-	19,628	397
Home equity	627	771	-	541	1
Agricultural	1,549	2,676	-	2,502	20
Commercial and industrial-owner occupied	6,973	9,191	-	11,598	185
Construction, acquisition and development	69,843	89,782	-	107,596	941
Commercial real estate	15,184	24,198	-	20,702	311
All other	1,284	1,668	-	1,169	67
Total	$117,217	$154,678	$-	$167,615	$2,000

With an allowance:
Commercial and industrial	$2,959	$3,301	$4,071	$3,558	$49
Real estate
Consumer mortgage	14,910	16,224	4,386	14,960	323
Home equity	48	276	48	504	3
Agricultural	1,547	1,547	380	3,164	18
Commercial and industrial-owner occupied	17,828	21,085	3,601	10,329	146
Construction, acquisition and development	58,336	67,426	21,581	80,957	1,651
Commercial real estate	20,938	21,422	5,324	27,210	851
All other	1,140	1,140	317	1,307	8
Total	$117,706	$132,421	$39,708	$141,989	$3,049

Total:
Commercial and industrial	$7,833	$10,155	$4,071	$7,437	$127
Real estate
Consumer mortgage	31,793	35,762	4,386	34,588	720
Home equity	675	1,047	48	1,045	4
Agricultural	3,096	4,223	380	5,666	38
Commercial and industrial-owner occupied	24,801	30,276	3,601	21,927	331
Construction, acquisition and development	128,179	157,208	21,581	188,553	2,592
Commercial real estate	36,122	45,620	5,324	47,912	1,162
All other	2,424	2,808	317	2,476	75
Total	$234,923	$287,099	$39,708	$309,604	$5,049

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type at September 30, 2012 and December 31, 2011:

	September 30, 2012
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2012	2012	2012	2012
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	9,110	14,174	-	8,632	7,986	10	31
Recreation and all other loans	1,154	1,345	-	751	495	1	4
Commercial construction	5,727	6,637	-	3,902	2,866	17	34
Commercial acquisition and development	13,819	19,296	-	12,049	12,518	10	43
Residential acquisition and development	17,254	29,631	-	27,050	33,961	28	114
Total	$47,064	$71,083	$-	$52,384	$57,826	$66	$226

With an allowance:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	3,789	4,055	867	4,955	4,649	10	24
Recreation and all other loans	-	-	-	142	48	-	-
Commercial construction	982	982	950	1,075	1,465	5	10
Commercial acquisition and development	6,315	6,396	1,226	8,314	10,148	16	56
Residential acquisition and development	29,603	31,355	7,136	27,592	33,789	51	218
Total	$40,689	$42,788	$10,179	$42,078	$50,099	$82	$308

Total:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	12,899	18,229	867	13,587	12,635	20	55
Recreation and all other loans	1,154	1,345	-	893	543	1	4
Commercial construction	6,709	7,619	950	4,977	4,331	22	44
Commercial acquisition and development	20,134	25,692	1,226	20,363	22,666	26	99
Residential acquisition and development	46,857	60,986	7,136	54,642	67,750	79	332
Total	$87,753	$113,871	$10,179	$94,462	$107,925	$148	$534

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$1,067	$2,259	$-	$5,474	$18
One-to-four family construction	7,931	9,313	-	9,269	94
Recreation and all other loans	372	545	-	491	9
Commercial construction	633	917	-	9,663	83
Commercial acquisition and development	17,130	19,855	-	20,640	99
Residential acquisition and development	42,710	56,893	-	62,059	638
Total	$69,843	$89,782	$-	$107,596	$941

With an allowance:
Multi-family construction	$-	$-	$-	$571	$-
One-to-four family construction	5,313	6,083	1,589	5,334	108
Recreation and all other loans	-	-	-	271	2
Commercial construction	4,387	5,128	886	7,289	126
Commercial acquisition and development	5,091	7,728	1,418	12,965	429
Residential acquisition and development	43,545	48,487	17,688	54,527	986
Total	$58,336	$67,426	$21,581	$80,957	$1,651

Total:
Multi-family construction	$1,067	$2,259	$-	$6,045	$18
One-to-four family construction	13,244	15,396	1,589	14,603	202
Recreation and all other loans	372	545	-	762	11
Commercial construction	5,020	6,045	886	16,952	209
Commercial acquisition and development	22,221	27,583	1,418	33,605	528
Residential acquisition and development	86,255	105,380	17,688	116,586	1,624
Total	$128,179	$157,208	$21,581	$188,553	$2,592

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at September 30, 2012 and December 31, 2011 was $176.1 million and $234.9 million, respectively.  At September 30, 2012 and December 31, 2011, $69.8 million and $117.7 million, respectively, of those impaired loans had a valuation allowance of $18.2 million and $39.7 million, respectively.  The remaining balance of impaired loans of $106.3 million and $117.2 million at September 30, 2012 and December 31, 2011, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $43.3 million and $58.0 million at September 30, 2012 and December 31, 2011, respectively.  The average recorded investment in impaired loans was $189.6 million and $207.8 million for the three months and nine months ended September 30, 2012, respectively, and $309.6 million for the year ended December 31, 2011.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower’s weakened financial condition.  The following table presents information concerning NPLs as of the dates indicated:

	September 30,		December 31,
	2012	2011	2011
	(In thousands)

Non-accrual loans and leases	$219,738	$314,479	$276,798
Loans and leases 90 days or more past due, still accruing	1,442	7,354	3,434
Restructured loans and leases still accruing	26,147	40,966	42,018
Total non-performing loans and leases	$247,327	$362,799	$322,250

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At September 30, 2012, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2012	2011	2011
	(In thousands)
Commercial and industrial	$8,674	$11,122	$12,260
Real estate
Consumer mortgages	35,599	44,100	47,878
Home equity	3,471	2,634	2,036
Agricultural	7,190	6,254	4,179
Commercial and industrial-owner occupied	27,059	26,977	33,112
Construction, acquisition and development	92,351	171,566	133,110
Commercial real estate	40,514	49,500	40,616
Credit cards	465	551	594
All other	4,415	1,775	3,013
Total	$219,738	$314,479	$276,798

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance in accordance with the terms of the restructured loan by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  During the third quarter and first nine months of 2012, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	1	$18	$18
Real estate
Consumer mortgages	8	1,909	1,802
Agricultural	-	-	-
Commercial and industrial-owner occupied	6	6,505	6,476
Construction, acquisition and development	3	220	218
Commercial real estate	1	368	367
All other	2	187	187
Total	21	$9,207	$9,068

	Nine months ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	8	$1,686	$1,348
Real estate
Consumer mortgages	29	7,924	7,174
Agricultural	2	853	861
Commercial and industrial-owner occupied	23	12,470	11,847
Construction, acquisition and development	35	20,921	20,518
Commercial	9	7,293	7,279
All other	7	825	824
Total	113	$51,972	$49,851

	Year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial and industrial	7	$3,142	$2,374
Real estate
Consumer mortgages	35	6,901	6,424
Agricultural	4	2,650	1,479
Commercial and industrial-owner occupied	29	13,330	11,740
Construction, acquisition and development	30	23,863	19,228
Commercial real estate	24	16,121	15,046
All other	7	2,957	2,406
Total	136	$68,964	$58,697

The following tables summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated):

	Three months ended September 30, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate
Consumer mortgages	6	$488
Commercial and industrial-owner occupied	1	-
Construction, acquisition and development	11	1,256
All other	1	7
Total	19	$1,751

	Nine months ended September 30, 2012
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Commercial and industrial	1	$129
Real estate
Consumer mortgages	16	1,856
Agricultural	1	170
Commercial and industrial-owner occupied	6	1,610
Construction, acquisition and development	21	5,503
Commercial	3	2,525
All other	1	7
Total	49	$11,800

	Year ended December 31, 2011
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Commercial and industrial	4	$1,506
Real estate
Consumer mortgages	4	1,563
Agricultural	3	1,382
Commercial and industrial-owner occupied	6	1,683
Construction, acquisition and development	13	3,622
Commercial real estate	3	2,946
All other	1	302
Total	34	$13,004

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended September 30, 2012
	Balance, Beginning of Period	Charge-offs	Recoveries	Provision	Balance, End of Period
	(In thousands)
Commercial and industrial	$20,724	$(10,188)	$3,589	$7,580	$21,705
Real estate
Consumer mortgage	36,529	(9,333)	1,017	3	28,216
Home equity	8,630	(1,657)	430	(1,482)	5,921
Agricultural	3,921	(784)	116	(599)	2,654
Commercial and industrial-owner occupied	21,929	(7,594)	2,135	2,849	19,319
Construction, acquisition and development	45,562	(27,799)	6,786	7,993	32,542
Commercial real estate	39,444	(8,702)	6,330	5,099	42,171
Credit cards	4,021	(1,690)	383	455	3,169
All other	14,358	(1,927)	789	102	13,322
Total	$195,118	$(69,674)	$21,575	$22,000	$169,019

	Year ended
	December 31, 2011
	Balance, Beginning of Period	Charge-offs	Recoveries	Provision	Balance, End of Period
	(In thousands)
Commercial and industrial	$22,479	$(17,337)	$1,567	$14,015	$20,724
Real estate
Consumer mortgage	35,540	(10,186)	1,111	10,064	36,529
Home equity	7,305	(5,852)	185	6,992	8,630
Agricultural	4,997	(3,420)	123	2,221	3,921
Commercial and industrial-owner occupied	20,403	(10,302)	393	11,435	21,929
Construction, acquisition and development	59,048	(67,362)	3,951	49,925	45,562
Commercial real estate	33,439	(17,436)	1,045	22,396	39,444
Credit cards	4,126	(3,072)	803	2,164	4,021
All other	9,576	(7,088)	1,001	10,869	14,358
Total	$196,913	$(142,055)	$10,179	$130,081	$195,118

	Nine months ended
	September 30, 2011
	Balance, Beginning of Period	Charge-offs	Recoveries	Provision	Balance, End of Period
	(In thousands)
Commercial and industrial	$22,479	$(15,660)	$1,121	$12,084	$20,024
Real estate
Consumer mortgage	35,540	(7,233)	848	10,346	39,501
Home equity	7,305	(4,185)	142	6,626	9,888
Agricultural	4,997	(3,310)	47	2,658	4,392
Commercial and industrial-owner occupied	20,403	(9,166)	293	9,940	21,470
Construction, acquisition and development	59,048	(56,823)	2,980	43,033	48,238
Commercial real estate	33,439	(10,578)	705	15,997	39,563
Credit cards	4,126	(2,366)	635	1,525	3,920
All other	9,576	(6,294)	786	8,622	12,690
Total	$196,913	$(115,615)	$7,557	$110,831	$199,686

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	September 30, 2012
	Recorded Balance of Impaired Loans	Allowance for Impaired Loans and Leases	Allowance for All Other Loans and Leases	Total Allowance
	(In thousands)
Commercial and industrial	$6,219	$2,025	$19,680	$21,705
Real estate
Consumer mortgage	15,854	1,338	26,878	28,216
Home equity	1,638	363	5,558	5,921
Agricultural	5,562	331	2,323	2,654
Commercial and industrial-owner occupied	20,989	696	18,623	19,319
Construction, acquisition and development	87,753	10,179	22,363	32,542
Commercial real estate	37,202	3,213	38,958	42,171
Credit cards	-	-	3,169	3,169
All other	922	60	13,262	13,322
Total	$176,139	$18,205	$150,814	$169,019

	December 31, 2011
	Recorded Balance of Impaired Loans	Allowance for Impaired Loans and Leases	Allowance for All Other Loans and Leases	Total Allowance
	(In thousands)
Commercial and industrial	$7,833	$4,071	$16,653	$20,724
Real estate
Consumer mortgage	31,793	4,386	32,143	36,529
Home equity	675	48	8,582	8,630
Agricultural	3,096	380	3,541	3,921
Commercial and industrial-owner occupied	24,801	3,601	18,328	21,929
Construction, acquisition and development	128,179	21,581	23,981	45,562
Commercial real estate	36,122	5,324	34,120	39,444
Credit cards	-	-	4,021	4,021
All other	2,424	317	14,041	14,358
Total	$234,923	$39,708	$155,410	$195,118

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2012	2011	2011
	(In thousands)
Balance at beginning of period	$173,805	$133,412	$133,412
Additions to foreclosed properties
New foreclosed properties	23,938	88,726	125,234
Reductions in foreclosed properties
Sales	(53,328)	(47,799)	(64,488)
Writedowns	(16,204)	(11,653)	(20,353)
Balance at end of period	$128,211	$162,686	$173,805

The following tables present the other real estate owned by geographical location, segment and class as of the dates indicated:

	September 30, 2012
	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$411	$94	$105	$-	$797	$-	$-	$-	$1,407
Real estate
Consumer mortgages	2,621	251	2,645	71	1,350	634	290	4,084	11,946
Home equity	-	-	216	-	-	-	-	-	216
Agricultural	876	-	-	-	1,130	2,303	-	-	4,309
Commercial and industrial-owner occupied	533	69	1,510	-	375	50	146	-	2,683
Construction, acquisition and development	16,953	1,647	15,800	880	41,732	13,929	2,163	523	93,627
Commercial real estate	826	1,548	2,219	362	7,014	245	226	-	12,440
All other	46	16	224	113	1,152	-	-	32	1,583
Total	$22,266	$3,625	$22,719	$1,426	$53,550	$17,161	$2,825	$4,639	$128,211
* Excludes the Greater Memphis Area.

	December 31, 2011
	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$436	$17	$-	$-	$940	$-	$-	$-	$1,393
Real estate
Consumer mortgages	3,816	448	3,400	-	5,199	4,160	733	2,889	20,645
Home equity	-	-	51	-	600	-	-	-	651
Agricultural	899	-	275	-	4,542	-	-	-	5,716
Commercial and industrial-owner occupied	1,022	303	1,972	76	2,371	426	174	-	6,344
Construction, acquisition and development	19,318	2,241	18,850	1,974	69,822	6,918	2,763	-	121,886
Commercial real estate	1,121	1,605	3,604	-	7,672	753	232	-	14,987
All other	276	83	220	193	1,358	-	53	-	2,183
Total	$26,888	$4,697	$28,372	$2,243	$92,504	$12,257	$3,955	$2,889	$173,805
* Excludes the Greater Memphis Area.

	September 30, 2011
	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$439	$17	$-	$-	$946	$-	$-	$-	$1,402
Real estate
Consumer mortgages	5,368	475	3,533	-	5,259	2,090	821	1,976	19,522
Home equity	-	63	155	-	-	368	100	-	686
Agricultural	951	-	968	-	4,233	-	78	-	6,230
Commercial and industrial-owner occupied	1,093	109	2,216	77	3,225	525	378	-	7,623
Construction, acquisition and development	11,355	2,384	18,890	2,706	70,189	6,072	2,998	-	114,594
Commercial real estate	2,939	1,631	1,266	451	2,601	848	234	-	9,970
All other	68	87	276	195	1,980	-	53	-	2,659
Total	$22,213	$4,766	$27,304	$3,429	$88,433	$9,903	$4,662	$1,976	$162,686
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $8.8 million and $6.1 million for the three months ended September 30, 2012 and 2011, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $7.0 million and $4.5 million for the three months ended September 30, 2012 and 2011, respectively.   The Company incurred total foreclosed property expenses of $27.4 and $17.0 million for the nine months ended September 30, 2012 and 2011, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $20.4 and $12.0 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5 – SECURITIES

During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government agencies	$1,448,179	$24,612	$44	$1,472,747
Government agency issued residential mortgage-backed securities	327,757	10,647	174	338,230
Government agency issued commercial mortgage-backed securities	86,455	3,986	135	90,306
Obligations of states and political subdivisions	538,473	36,174	88	574,559
Other	7,046	718	-	7,764
Total	$2,407,910	$76,137	$441	$2,483,606

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Government agencies	$1,471,920	$29,347	$24	$1,501,243
Government agency issued residential mortgage-backed securities	394,894	9,786	70	404,610
Government agency issued commercial mortgage-backed securities	31,161	3,438	-	34,599
Obligations of states and political subdivisions	541,138	22,705	323	563,520
Other	8,938	608	-	9,546
Total	$2,448,051	$65,884	$417	$2,513,518

Gross gains of approximately $329,000 and gross losses of approximately $39,000 were recognized on available-for-sale securities during the first nine months of 2012, while gross gains of $12.4 million and gross losses of approximately $327,000 were recognized during the first nine months of 2011.
The amortized cost and estimated fair value of available-for-sale securities at September 30, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2012
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Maturing in one year or less	$483,074	$487,503	2.06%
Maturing after one year through five years	1,351,410	1,382,562	1.75
Maturing after five years through ten years	139,123	143,655	3.39
Maturing after ten years	434,303	469,886	5.62
Total	$2,407,910	$2,483,606

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$47,417	$44	$-	$-	$47,417	$44
Government agency issued residential mortgage-backed securities	6,484	68	3,118	106	9,602	174
Government agency issued commercial mortgage-backed securities	20,065	135	-	-	20,065	135
Obligations of states and political subdivisions	2,336	29	314	59	2,650	88
Other	-	-	-	-	-	-
Total	$76,302	$276	$3,432	$165	$79,734	$441

	December 31, 2011
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$34,850	$24	$-	$-	$34,850	$24
Government agency issued residential mortgage-backed securities	-	-	3,751	70	3,751	70
Government agency issued commercial mortgage-backed securities	-	-	-	-	-	-
Obligations of states and political subdivisions	20,820	144	9,214	179	30,034	323
Other	-	-	-	-	-	-
Total	$55,670	$168	$12,965	$249	$68,635	$417
Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first nine months of 2012.

NOTE 6 – PER SHARE DATA

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares of common stock outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 2.9 million shares of Company common stock for both the three months and nine months ended September 30, 2012, with a weighted average exercise price of $20.59 and $20.67 per share for the three months and nine months ended September 30, 2012, respectively, were excluded from diluted shares.  Weighted-average antidilutive stock options to purchase 2.9 million shares of Company common stock for both the three months and nine months ended September 30, 2011, respectively, with a weighted average exercise price of $21.50 and $21.45 per share for the three months and nine months ended September 30, 2011, respectively, were excluded from diluted shares.  Antidilutive other equity awards of approximately 50,000 and 17,000 shares of Company common stock for the three months and nine months ended September 30, 2012, respectively, were also excluded from diluted shares.  There were no antidilutive other equity awards for the three months and nine months ended September 30, 2011.  The basic and diluted earnings per share computations for the first nine months of 2012 reflect the Company’s issuance of 10,952,381 shares of common stock on January 24, 2012 in connection with an underwritten public offering.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common shareholders	$23,825	94,438	$0.25	$11,934	83,489	$0.14
Effect of dilutive share-based awards	-	91		-	-

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$23,825	94,529	$0.25	$11,934	83,489	$0.14

	Nine months ended September 30,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common shareholders	$67,315	93,534	$0.72	$24,266	83,486	$0.29
Effect of dilutive share-based awards	-	79		-	26

Diluted EPS
Income available to common shareholders plus assumed exercise of all outstanding share-based awards	$67,315	93,613	$0.72	$24,266	83,512	$0.29

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized gains arising during holding period	$6,820	$(2,613)	$4,207	$14,563	$(5,578)	$8,985
Less: Reclassification adjustment for net gains realized in net income	(39)	15	(24)	(2,047)	783	(1,264)
Recognized employee benefit plan net periodic benefit cost	704	(269)	435	947	(362)	585
Other comprehensive income	$7,485	$(2,867)	$4,618	$13,463	$(5,157)	$8,306
Net income			23,825			11,934
Comprehensive income			$28,443			$20,240

	Nine months ended September 30,
	2012			2011
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
	(In thousands)
Net unrealized gains on available-for- sale securities:
Unrealized gains arising during holding period	$10,519	$(4,034)	$6,485	$56,981	$(21,823)	$35,158
Less: Reclassification adjustment for net gains realized in net income	(290)	111	(179)	(12,109)	4,632	(7,477)
Recognized employee benefit plan net periodic benefit cost	3088	(1181)	1,907	2,213	(846)	1,367
Other comprehensive income	$13,317	$(5,104)	$8,213	$47,085	$(18,037)	$29,048
Net income			67,315			24,266
Comprehensive income			$75,528			$53,314

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2012 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2011	$217,618	$53,679	$271,297
Goodwill recorded during the period	-	3,876	3,876
Balance as of September 30, 2012	$217,618	$57,555	$275,173

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter or first nine months of 2012 that indicated the necessity of an earlier goodwill impairment assessment.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$21,440	$27,801	$20,728
Customer relationship intangibles	35,985	25,523	32,749	23,935
Non-solicitation intangibles	525	104	75	38
Total	$64,311	$47,067	$60,625	$44,701

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$235	$248	$712	$764
Customer relationship intangibles	579	565	1,588	1,718
Non-solicitation intangibles	47	9	66	28
Total	$861	$822	$2,366	$2,510

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2012 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2012	$946	$2,159	$112	$3,217
For year ending December 31, 2013	582	2,059	150	2,791
For year ending December 31, 2014	526	1,782	150	2,458
For year ending December 31, 2015	487	1,465	75	2,027
For year ending December 31, 2016	451	1,133	-	1,584

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Service cost	$2,068	$1,898	$7,252	$6,062
Interest cost	1,934	2,214	6,078	6,270
Expected return on assets	(2,765)	(3,745)	(8,447)	(11,171)
Amortization of unrecognized transition amount	3	4	13	14
Recognized prior service cost	(192)	52	(576)	152
Recognized net loss	893	891	3,651	2,047
Net periodic benefit costs	$1,941	$1,314	$7,971	$3,374

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
In July 2012, the FASB issued an ASU regarding indefinite-lived intangible assets impairment.  This ASU permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test on that asset.  This ASU is effective for interim and annual periods beginning after September 15, 2012.  Early adoption is permitted.  The Company is currently assessing the impact of the adoption of this ASU on the financial position and results of operations of the Company.

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
Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2012:
Results of Operations
Net interest revenue	$105,075	$62	$(1,758)	$103,379
Provision for credit losses	5,726	-	274	6,000
Net interest revenue after provision for credit losses	99,349	62	(2,032)	97,379
Noninterest revenue	31,026	23,461	15,933	70,420
Noninterest expense	87,039	20,721	26,028	133,788
Income (loss) before income taxes	43,336	2,802	(12,127)	34,011
Income tax expense (benefit)	14,107	1,147	(5,068)	10,186
Net income (loss)	$29,229	$1,655	$(7,059)	$23,825
Selected Financial Information
Total assets at end of period	$10,693,813	$176,027	$2,365,897	$13,235,737
Depreciation and amortization	6,012	953	693	7,658

Three months ended September 30, 2011:
Results of Operations
Net interest revenue	$101,092	$79	$6,904	$108,075
Provision for credit losses	23,416	-	1,696	25,112
Net interest revenue after provision for credit losses	77,676	79	5,208	82,963
Noninterest revenue	30,940	22,009	9,106	62,055
Noninterest expense	83,028	19,032	28,638	130,698
Income (loss) before income taxes	25,588	3,056	(14,324)	14,320
Income tax expense (benefit)	5,669	1,238	(4,521)	2,386
Net income (loss)	$19,919	$1,818	$(9,803)	$11,934
Selected Financial Information
Total assets at end of period	$10,305,304	$166,572	$2,726,642	$13,198,518
Depreciation and amortization	5,967	947	1,073	7,987

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Nine months ended September 30, 2012
Results of Operations
Net interest revenue	$319,376	$211	$(5,857)	$313,730
Provision for credit losses	20,242	-	1,758	22,000
Net interest revenue after provision for credit losses	299,134	211	(7,615)	291,730
Noninterest revenue	91,956	69,516	47,776	209,248
Noninterest expense	270,155	58,882	76,937	405,974
Income (loss) before income taxes	120,935	10,845	(36,776)	95,004
Income tax expense (benefit)	39,128	4,370	(15,809)	27,689
Net income (loss)	$81,807	$6,475	$(20,967)	$67,315
Selected Financial Information
Total assets at end of period	$10,693,813	$176,027	$2,365,897	$13,235,737
Depreciation and amortization	17,945	2,669	2,088	22,702

Nine months ended September 30, 2011
Results of Operations
Net interest revenue	$306,635	$258	$20,531	$327,424
Provision for credit losses	109,191	-	1,640	110,831
Net interest revenue after provision for credit losses	197,444	258	18,891	216,593
Noninterest revenue	99,845	67,436	38,229	205,510
Noninterest expense	257,683	56,095	83,999	397,777
Income (loss) before income taxes	39,606	11,599	(26,879)	24,326
Income tax expense (benefit)	13,313	4,639	(17,892)	60
Net income (loss)	$26,293	$6,960	$(8,987)	$24,266
Selected Financial Information
Total assets at end of period	$10,305,304	$166,572	$2,726,642	$13,198,518
Depreciation and amortization	18,348	2,893	3,219	24,460

The increased net income of the Community Banking operating segment for the three months and nine months ended September 30, 2012 was primarily related to the decrease in the provision for credit losses.

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

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Unpaid principal balance	$4,841,075	$4,143,880	$4,293,552
Weighted-average prepayment speed (CPR)	18.4	22.7	22.7
Discount rate (annual percentage)	10.8	10.3	10.3
Weighted-average coupon interest rate (percentage)	4.5	5.1	4.9
Weighted-average remaining maturity (months)	307.0	314.0	311.0
Weighted-average servicing fee (basis points)	27.4	28.1	28.0

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2012	2011
	(In thousands)
Fair value as of January 1	$30,174	$38,642
Additions:
Origination of servicing assets	13,385	7,938
Changes in fair value:
Due to payoffs/paydowns	(5,644)	(4,435)
Due to change in valuation inputs or assumptions
used in the valuation model	(3,346)	(12,975)
Other changes in fair value	(7)	(11)
Fair value as of September 30	$34,562	$29,159

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.2 million and $2.9 million and late and other ancillary fees of approximately $361,000 and $334,000 for the three months ended September 30, 2012 and 2011, respectively.  The Company recorded contractual servicing fees of $9.5 million and $8.6 million and late and other ancillary fees of $1.0 million and approximately $966,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $220.9 million with a carrying value and fair value reflecting a loss of $4.4 million.  At September 30, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $167.5 million with a carrying value and fair value reflecting a loss of $2.4 million.  At September 30, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $251.5 million with a carrying value and fair value reflecting a gain of $7.1 million.  At September 30, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $177.7 million with a carrying value and fair value reflecting a gain of $3.9 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2012, the notional amount of customer related derivative financial instruments was $483.0 million with an average maturity of 60 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.8%.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,472,747	$-	$1,472,747
Government agency issued residential mortgage-backed securities	-	338,230	-	338,230
Government agency issued commercial mortgage-backed securities	-	90,306	-	90,306
Obligations of states and political subdivisions	-	574,559	-	574,559
Other	672	7,092	-	7,764
Mortgage servicing rights	-	-	34,562	34,562
Derivative instruments	-	-	62,088	62,088
Total	$672	$2,482,934	$96,650	$2,580,256
Liabilities:
Derivative instruments	$-	$-	$60,077	$60,077

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,497,456	$-	$1,497,456
Government agency issued residential mortgage-backed securities	-	420,689	-	420,689
Government agency issued commercial mortgage-backed securities	-	34,475	-	34,475
Obligations of states and political subdivisions	-	519,431	-	519,431
Other	528	8,976	-	9,504
Mortgage servicing rights	-	-	29,159	29,159
Derivative instruments	-	-	59,703	59,703
Total	$528	$2,481,027	$88,862	$2,570,417
Liabilities:
Derivative instruments	$-	$-	$58,916	$58,916

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2012 and 2011:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2011	$30,174	$342	$-
Year to date net gains included in:
Net income	4,388	1,669	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2012	$34,562	$2,011	$-
Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at September 30, 2012	$395	$(811)	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Year to date net gains (losses) included in:
Net income (loss)	(9,483)	(1,898)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2011	$29,159	$787	$-
Net unrealized (losses) gains included in net income for the quarter relating to assets and liabilities held at September 30, 2011	$(10,296)	$380	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and 2011:

	September 30, 2012
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$129,408	$-	$129,408	$-
Impaired loans	-	-	176,139	176,139	(18,205)
Other real estate owned	-	-	128,211	128,211	(26,216)

	September 30, 2011
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$100,687	$-	$100,687	$-
Impaired loans	-	-	279,889	279,889	(38,657)
Other real estate owned	-	-	162,686	162,686	(16,277)

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
The following table presents carrying and fair value information of financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$176,529	$176,529	$195,681	$195,681
Interest bearing deposits with other banks	757,207	757,207	303,663	303,663
Available-for-sale securities	2,483,606	2,483,606	2,513,518	2,513,518
Net loans and leases	8,510,950	8,557,412	8,675,193	8,730,819
Loans held for sale	129,408	129,502	83,458	83,503

Liabilities:
Noninterest bearing deposits	2,492,508	2,492,508	2,269,799	2,269,799
Savings and interest bearing deposits	5,800,750	5,800,750	5,698,527	5,698,527
Other time deposits	2,681,382	2,718,028	2,986,863	3,029,147
Federal funds purchased and securities sold under agreement to repurchase and other short-term borrowings	377,676	377,411	375,433	375,285
Long-term debt and other borrowings	193,870	207,136	193,880	200,166

Derivative instruments:
Forward commitments to sell fixed rate mortgage loans	(4,371)	(4,371)	(1,057)	(1,057)
Commitments to fund fixed rate mortgage loans	7,065	7,065	2,140	2,140
Interest rate swap position to receive	55,023	55,023	53,608	53,608
Interest rate swap position to pay	(55,706)	(55,706)	(54,349)	(54,349)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Annuity fees	$548	$552	$1,825	$2,942
Brokerage commissions and fees	1,782	1,627	4,999	4,702
Bank-owned life insurance	1,750	1,734	6,175	5,656
Other miscellaneous income	3,673	2,357	11,488	11,772
Total other noninterest income	$7,753	$6,270	$24,487	$25,072

The following table details other noninterest expense for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Advertising	$1,081	$1,140	$2,824	$3,320
Foreclosed property expense	8,794	6,116	27,415	16,963
Telecommunications	2,118	2,097	6,347	6,276
Public relations	1,309	1,415	4,130	4,483
Data processing	2,312	2,614	7,520	7,280
Computer software	1,856	1,863	5,445	5,610
Amortization of intangibles	860	823	2,365	2,510
Legal	3,004	1,586	6,201	5,267
Postage and shipping	1,060	1,182	3,348	3,650
Other miscellaneous expense	16,540	19,740	52,546	55,984
Total other noninterest expense	$38,934	$38,576	$118,141	$111,343

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

        While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of September 30, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  On May 24, 2012, the Company reached a settlement with the plaintiff.  Pursuant to the terms of the settlement, subject to final court approval, the Company’s insurance carriers funded the settlement payment, other than an immaterial amount of incidental expenses that the Company has covered.  On July 11, 2012, the court preliminarily approved the settlement on the terms submitted by the parties and granted final approval of the settlement on October 31, 2012.  This settlement will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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

NOTE 17 – BUSINESS COMBINATIONS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the impact of the Durbin Debit Interchange Amendment on the Company’s debit card revenue, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, future acquisitions and consideration to be used therefore, the use of proceeds from the Company’s underwritten public offering and the impact of certain claims, legal and administrative proceedings and pending litigation. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, conditions in the financial markets and economic conditions generally, the ongoing debt crisis and the downgrade of the sovereign credit ratings for various nations, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of legal or administrative proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, the effectiveness of the Company’s internal controls, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.2 billion in assets at September 30, 2012.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2012 and 2011 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact has been reflected in the credit quality measures during the past two years, the Company’s financial condition at September 30, 2012 indicates decreases in the allowance for credit losses, total NPLs and total non-performing assets (“NPAs”), when compared to December 31, 2011 and September 30, 2011.  Management believes that the Company is well positioned with respect to overall credit quality as evidenced by this improvement in credit quality metrics at September 30, 2012 compared to December 31, 2011 and September 30, 2011.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.
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
In the third quarter and first nine months of 2012, the Company’s debit card revenue decreased by $3.6 million and $10.4 million, respectively, compared to the third quarter and first nine months of 2011.  Management estimates that debit card revenue could be reduced by approximately $13.0 million in 2012 compared to 2011, as a result of the impact of the final rule implementing the Durbin Debt Interchange Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Durbin Amendment”).  This estimate is based on management’s assumptions that revenue associated with consumer signature activity would be 58% of the level prior to the implementation of the Durbin Amendment, revenue associated with business signature activity would be 12% of the level prior to the implementation of the Durbin Amendment and revenue associated with consumer and business PIN activity would be 80% of the level prior to the implementation of the Durbin Amendment.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$120,750	$132,397	$369,329	$408,460
Total interest expense	17,371	24,322	55,599	81,036
Net interest income	103,379	108,075	313,730	327,424
Provision for credit losses	6,000	25,112	22,000	110,831
Noninterest income	70,420	62,055	209,248	205,510
Noninterest expense	133,788	130,698	405,974	397,777
Income before income taxes	34,011	14,320	95,004	24,326
Income tax expense	10,186	2,386	27,689	60
Net income	$23,825	$11,934	$67,315	$24,266

Balance Sheet - Period-end balances:
Total assets	$13,235,737	$13,198,518	$13,235,737	$13,198,518
Total securities	2,483,606	2,481,555	2,483,606	2,481,555
Loans and leases, net of unearned income	8,679,969	9,055,905	8,679,969	9,055,905
Total deposits	10,974,640	11,063,233	10,974,640	11,063,233
Long-term debt	33,500	33,500	33,500	33,500
Total shareholders' equity	1,446,703	1,266,753	1,446,703	1,266,753

Balance Sheet-Average Balances:
Total assets	$13,019,016	$13,174,655	$13,041,785	$13,358,657
Total securities	2,481,201	2,529,482	2,503,278	2,657,629
Loans and leases, net of unearned income	8,716,646	9,138,414	8,747,690	9,228,583
Total deposits	10,856,524	11,141,372	10,936,173	11,330,322
Long-term debt	33,500	34,984	33,500	77,852
Total shareholders' equity	1,432,157	1,251,815	1,399,984	1,231,286

Common Share Data:
Basic earnings per share	$0.25	$0.14	$0.72	$0.29
Diluted earnings per share	0.25	0.14	0.72	0.29
Cash dividends per share	0.01	0.01	0.03	0.13
Book value per share	15.32	15.17	15.32	15.17
Dividend payout ratio	4.00%	7.14%	4.17%	44.83%

Financial Ratios (Annualized):
Return on average assets	0.73%	0.36%	0.69%	0.24%
Return on average shareholders' equity	6.62	3.78	6.42	2.63
Total shareholders' equity to total assets	10.93	9.60	10.93	9.60
Tangible shareholders' equity to tangible assets	8.91	7.58	8.91	7.58
Net interest margin-fully taxable equivalent	3.55	3.66	3.62	3.69

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.59%	1.01%	0.73%	1.56%
Provision for credit losses to average loans and leases	0.28	1.10	0.34	1.60
Allowance for credit losses to net loans and leases	1.95	2.21	1.95	2.21
Allowance for credit losses to NPLs	68.34	55.04	68.34	55.04
Allowance for credit losses to NPAs	45.01	38.00	45.01	38.00
NPLs to net loans and leases	2.85	4.01	2.85	4.01
NPAs to net loans and leases	4.33	5.80	4.33	5.80

Captial Adequacy:
Tier I capital	13.55%	11.36%	13.55%	11.36%
Total capital	14.81	12.62	14.81	12.62
Tier I leverage capital	10.21	8.66	10.21	8.66

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

	September 30,
	2012	2011
	(Dollars, in thousands)
Tangible Assets:
Total assets	$13,235,737	$13,198,518
Less: Goodwill	275,173	271,297
Other identifiable intangible assets	17,932	17,426
Total tangible assets	$12,942,632	$12,909,795

Tangible Shareholders' Equity
Total shareholders' equity	$1,446,703	$1,266,753
Less: Goodwill	275,173	271,297
Other identifiable intangible assets	17,932	17,426
Total tangible shareholders' equity	$1,153,598	$978,030

Tangible shareholders' equity to tangible assets	8.91%	7.58%

FINANCIAL HIGHLIGHTS

The Company reported net income of $23.8 million for the third quarter of 2012, compared to net income of $11.9 for the same quarter of 2011.  For the first nine months of 2012, the Company reported net income of $67.3 million compared to net income of $24.3 million for the first nine months of 2011.  The decreased provision for credit losses was the most significant factor contributing to the increase in net income, as the provision in the third quarter and first nine months of 2012 was $6.0 million and $22.0 million, respectively, compared to a provision of $25.1 million and $110.8 million during the third quarter and first nine months of 2011, respectively.  Net charge-offs decreased to $12.8 million, or 0.59% of average loans and leases, during the third quarter of 2012, compared to $23.1 million, or 1.01% of average loans and leases, during the third quarter of 2011.  For the nine months ended September 30, 2012, net charge-offs decreased to $48.1 million or 0.73% of average loans and leases, compared to $108.1 million or 1.56% of average loans and leases for the nine months ended September 30, 2011.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first nine months of 2012 as NPLs decreased from $322.3 million at December 30, 2011 to $247.3 million at September 30, 2012.  The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Many of these loans have become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  The Company has continued its focus on improving credit quality and reducing NPLs especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans of $40.7 million to $92.4 million at September 30, 2012 from $133.1 million at December 31, 2011.
The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $103.4 million for the third quarter of 2012, a decrease of $4.7 million, or 4.3%, from $108.1 million for the third quarter of 2011.  Net interest revenue was $313.7 million for the first nine months of 2012, a decrease of $13.7 million, or 4.2%, from $327.4 million for the first nine months of 2011.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate savings deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $7.0 million, or 28.6%, in the third quarter of 2012 compared to the third quarter of 2011 and a decrease in interest expense of $25.4 million, or 31.4%, in the first nine months of 2012 compared to the first nine months of 2011.  The decrease in net interest revenue for the third quarter and first nine months of 2012 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand and loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity.  Interest revenue decreased $11.6 million, or 8.8%, in the third quarter of 2012 compared to the third quarter of 2011 and decreased $39.1 million, or 9.6%, in the first nine months of 2012 compared to the first nine months of 2011.  Real estate construction, acquisition and development loans decreased $84.7 million, or 9.3%, to $823.7 million at September 30, 2012 from $908.4 million at December 31, 2011.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Alabama, Texas and Louisiana markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $8.4 million, or 13.5%, for the third quarter of 2012 compared to the third quarter of 2011 and increased $3.7 million, or 1.8%, for the first nine months of 2012 compared to the first nine months of 2011.  One of the primary contributors to the increase in noninterest revenue was the increase in mortgage lending revenue to $13.5 million for the third quarter of 2012 compared to a loss of $1.4 million for the third quarter of 2011 and to $39.7 million for the first nine months of 2012 compared to $8.1 million for the first nine months of 2011.  The increase in mortgage lending revenue was primarily related to the increase in mortgage originations.  Mortgage origination volume increased in the third quarter of 2012 to $607.9 million from $374.8 million for the third quarter of 2011 and increased in the first nine months of 2012 to $1.4 billion compared to $822.9 million for the first nine months of 2011.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $15.3 million in the third quarter of 2012 compared to $8.7 million in the third quarter of 2011 and an increase to $38.2 million for the first nine months of 2012 compared to $16.0 million for the first nine months of 2011.  Also contributing to the increase in mortgage lending revenue for the comparable three-month and nine-month periods was the change in fair value of MSRs.  The fair value of MSRs decreased $3.2 million in the third quarter of 2012 compared to $11.7 million in the third quarter of 2011 and decreased $3.3 million for the first nine months of 2012 compared to $13.0 million for the first nine months of 2011.
The increase in noninterest revenue was somewhat offset by the decrease in securities gains, service charges and credit card, debit card and merchant fees.  Securities gains reflected a decrease of $2.0 million, or 98.1%, for the third quarter of 2012 compared to the third quarter of 2011 and a decrease of $11.8 million, or 97.6%, for the first nine months of 2012 compared to the first nine months of 2011.  During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value at September 30, 2011, December 31, 2011 and September 30, 2012.
Service charges and credit card, debit card and merchant fees decreased 25.9% and 20.6% in the aggregate in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011.  Bank-owned life insurance revenue remained relatively stable for the third quarter of 2012 compared to the third quarter of 2011 and increased 9.2% for the first nine months of 2012 compared to the first nine months of 2011 as a result of the Company recording life insurance proceeds of approximately $872,000 during the first nine months of 2012 and approximately $478,000 during the first nine months of 2011.  There were no significant non-recurring noninterest revenue items during the third quarter or first nine months of 2012 and 2011.
Total noninterest expense remained relatively stable for the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011.  Salaries and employee benefits expense increased to $74.8 million and $227.4 million for the third quarter and first nine months of 2012, respectively, compared to $71.9 million and $212.4 million for the third quarter and first nine months of 2011.  The increase in salaries and employee benefits was primarily related to increases in employee benefits and incentive compensation during the third quarter and first nine months of 2012 compared to the same periods of 2011.  Foreclosed property expense increased 43.8% and 61.6% for the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011.  Foreclosed property expense increased for these periods primarily as a result of the Company experiencing losses on the sale and larger writedowns of other real estate owned.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during the first nine months of 2012.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following tables present average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned income) (1)(2)	$8,716.7	$106.8	4.87%	$9,138.4	$115.0	4.99%
Loans held for sale	118.9	1.0	3.26%	62.0	0.6	4.04%
Available-for-sale securities:
Taxable (3)	2,022.3	9.4	1.86%	2,123.8	13.3	2.48%
Non-taxable (4)	458.9	6.3	5.48%	405.7	6.3	6.21%
Federal funds sold, securities purchased under agreement to resell and short-term investments	608.0	0.4	0.26%	309.2	0.2	0.26%
Total interest earning assets and revenue	11,924.8	123.9	4.13%	12,039.1	135.4	4.46%
Other assets	1,273.5			1,340.8
Less: Allowance for credit losses	(179.3)			(205.2)

Total	$13,019.0			$13,174.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,704.9	$3.9	0.33%	$4,789.5	$5.3	0.44%
Savings	1,092.8	0.7	0.25%	957.9	0.8	0.34%
Other time	2,729.9	9.5	1.38%	3,246.3	14.8	1.81%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	390.1	0.1	0.09%	458.2	0.1	0.11%
Junior subordinated debt securities	160.3	2.9	7.13%	160.3	2.9	7.08%
Long-term FHLB borrowings	33.5	0.3	4.14%	35.0	0.4	4.09%
Total interest bearing liabilities and expense	9,111.5	17.4	0.76%	9,647.2	24.3	1.00%

Demand deposits -noninterest bearing	2,328.9			2,147.7
Other liabilities	146.4			128.0
Total liabilities	11,586.8			11,922.9
Shareholders' equity	1,432.2			1,251.8
Total	$13,019.0			$13,174.7
Net interest revenue-FTE		$106.5			$111.1
Net interest margin-FTE			3.55%			3.66%
Net interest rate spread			3.37%			3.46%
Interest bearing liabilities to interest earning assets			76.41%			80.13%
(1) Includes taxable equivalent adjustment to interest of $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for both the three months ended September 30, 2012 and 2011, using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustment to interest of $2.2 million for both the three months ended September 30, 2012 and 2011, using an effective tax rate of 35%.

	Nine months ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned income) (1)(2)	$8,747.7	$325.2	4.97%	$9,228.6	$351.0	5.08%
Loans held for sale	86.1	2.2	3.42%	48.7	1.6	4.35%
Held-to-maturity securities:
Taxable (3)	-	-	-	732.0	13.3	2.42%
Non-taxable (4)	-	-	-	178.9	8.7	6.48%
Available-for-sale securities:
Taxable (5)	2,049.9	31.0	2.02%	1,527.7	32.3	2.83%
Non-taxable (6)	453.4	19.4	5.70%	219.0	10.5	6.41%
Federal funds sold, securities purchased under agreement to resell and short-term investments	595.5	1.2	0.27%	284.3	0.6	0.29%
Total interest earning assets and revenue	11,932.6	379.0	4.24%	12,219.2	418.0	4.57%
Other assets	1,298.0			1,351.5
Less: allowance for credit losses	(188.8)			(212.0)

Total	$13,041.8			$13,358.7

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,811.1	$12.5	0.35%	$4,972.1	$17.9	0.48%
Savings	1,065.2	2.1	0.26%	932.3	2.5	0.35%
Other time	2,820.5	31.0	1.47%	3,405.1	48.6	1.91%
Federal funds purchased, securities sold under agreement to repurchase, short-term FHLB borrowings and other short term borrowings	375.5	0.3	0.09%	439.3	0.5	0.14%
Junior subordinated debt securities	160.3	8.6	7.19%	160.3	8.6	7.16%
Long-term FHLB borrowings	33.5	1.1	4.18%	77.9	3.0	5.19%
Total interest bearing liabilities and expense	9,266.1	55.6	0.80%	9,987.0	81.1	1.08%
Demand deposits - noninterest bearing	2,239.4			2,020.8
Other liabilities	136.3			119.6
Total liabilities	11,641.8			12,127.4
Shareholders' equity	1,400.0			1,231.3
Total	$13,041.8			$13,358.7
Net interest revenue-FTE		$323.4			$336.9
Net interest margin-FTE			3.62%			3.69%
Net interest rate spread			3.44%			3.49%
Interest bearing liabilities to interest earning assets			77.65%			81.73%
(1) Includes taxable equivalent adjustment to interest of $2.5 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustments to interest of $0.2 million for the nine months ended September 30, 2011 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of $3.0 million for the nine months ended September 30, 2011 using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of $0.3 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively, using an effective tax rate of 35%
(6) Includes taxable equivalent adjustment to interest of $6.8 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended September 30, 2012 decreased $4.6 million, or 4.1%, compared to the same period in 2011.  Net interest revenue-FTE for the nine-month period ended September 30, 2012 decreased $13.5 million, or 4.0%, compared to the same period in 2011.  The decrease in net interest revenue-FTE was primarily a result of the increase in short-term investments resulting from excess liquidity coupled with the continued lack of loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.
Interest revenue-FTE for the three-month period ended September 30, 2012 decreased $11.5 million, or 8.5%, compared to the same period in 2011.  Interest revenue-FTE for the nine-month period ended September 30, 2012 decreased $39.0 million, or 9.3%, compared to the same period in 2011.  The decrease in interest revenue-FTE for these periods was a result of the increase in lower rate securities combined with the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 33 basis points for the third quarter and first nine months of 2012 compared to the same periods in 2011.  Average interest-earning assets decreased $114.3 million, or 0.9%, for the three-month period ended September 30, 2012, compared to the same period in 2011.  Average interest-earning assets decreased $286.6 million, or 2.3%, for the nine-month period ended September 30, 2012, compared to the same period in 2011.  The decrease in average interest-earning assets for these periods was primarily a result of the larger decrease in net loans and leases and securities than the increase in short-term investment resulting from excess liquidity.
Interest expense for the three-month period ended September 30, 2012 decreased $7.0 million, or 28.6%, compared to the same period in 2011.  Interest expense for the nine-month period ended September 30, 2012 decreased $25.4 million, or 31.4%, compared to the same period in 2011.  The decrease in interest expense for these periods was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposit and their corresponding rates, coupled with the decrease in higher rate long-term FHLB borrowings.  This activity resulted in an overall decrease in the average rate paid of 24 basis points for the third quarter of 2012 compared to the third quarter of 2011 and 28 basis points for the first nine months of 2012 compared to the first nine months of 2011.  Average interest bearing liabilities decreased $535.7 million, or 5.6%, for the three-month period ended September 30, 2012 compared to the same period in 2011.  Average interest bearing liabilities decreased $720.9 million, or 7.2%, for the nine-month period ended September 30, 2012 compared to the same period in 2011.  The decrease in average interest bearing liabilities for these periods was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits, other time deposits, short-term borrowings and long-term borrowings.
Net interest margin was 3.55% for the three months ended September 30, 2012, a decrease of 11 basis points from 3.66% for the three months ended September 30, 2011.  Net interest margin was 3.62% for the nine months ended September 30, 2012, a decrease of seven basis points from 3.69% for the nine months ended September 30, 2011.  The decrease in the net interest margin for these periods was primarily a result of weak loan demand, competitive pressure on loan pricing resulting in loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity and an increase in short-term investments having lower yields than those earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at September 30, 2012:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
	0 to 90 Days	91 Days to One Year	Over One Year to Five Years	Over Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$757,207	$-	$-	$-
Available-for-sale and trading securities	196,577	300,388	1,170,532	816,109
Loans and leases, net of unearned income	3,781,621	1,608,655	2,830,174	459,519
Loans held for sale	102,527	535	3,088	23,258
Total interest earning assets	4,837,932	1,909,578	4,003,794	1,298,886
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,800,750	-	-	-
Other time deposits	545,966	1,003,586	1,131,611	219
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	377,676	-	-	-
Long-term FHLB borrowings and junior
subordinated debt securities	-	-	3,500	190,312
Other	-	-	58	-
Total interest bearing liabilities	6,724,392	1,003,586	1,135,169	190,531
Interest rate sensitivity gap	$(1,886,460)	$905,992	$2,868,625	$1,108,355
Cumulative interest sensitivity gap	$(1,886,460)	$(980,468)	$1,888,157	$2,996,512

In the event interest rates increase after September 30, 2012, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after September 30, 2012, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at September 30, 2012 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.
As of September 30, 2012, the Bank had $1.8 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.57%, an average maturity of 32 months and a fully-indexed interest rate of 3.73% at September 30, 2012.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At September 30, 2012, the Company had $836.3 million, $1.1 billion and $702.4 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2012 and 2011 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.  For the tables below, management assumed all non-maturity deposits had an average life of one day for calculating EVE.  In addition, management assumed a beta value of 1, or 100%, for all non-term deposits for purposes of calculating net interest income instantaneous rate shocks.  “Beta,” in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.  Calculations using the aforementioned assumptions are designed to delineate maximum risk exposure.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2012	September 30, 2011
+400 basis points	-10.2%	-16.4%
+300 basis points	-8.2%	-13.1%
+200 basis points	-6.2%	-9.7%
+100 basis points	-3.6%	-5.5%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2012	September 30, 2011
+400 basis points	-13.1%	-5.7%
+300 basis points	-10.5%	-4.5%
+200 basis points	-7.7%	-3.5%
+100 basis points	-4.3%	-2.2%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2012	September 30, 2011
+200 basis points	-5.7%	-7.3%
-200 basis points	NM	NM
NM=not meaningful

For the tables below, average life assumptions and beta values for non-maturity deposits were estimated based on the historical behavior rather than assuming an average life of one day and a beta value of 1, or 100%. Historical behavior suggests that non-maturity deposits have lonter average lives for which to discount expected cash flows and lower beta values for which to re-price expected cash flows. The former results in a higher premium derived from the present value calculation, while the latter results in a slower rate of change and lower change in interest rate paid given a change in market rates. Both have a positive impact on the EVE calculation for rising rate shocks. Calculations using these assumptions are designed to delineate more precise risk exposure under the various shock scenarios.  While the falling rate shocks are not considered meaningful in the historically low interest rate environment, the risk profile would be negatively impacted by downward rate shifts under these assumptions.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2012	September 30, 2011
+400 basis points	21.1%	NA
+300 basis points	18.9%	NA
+200 basis points	14.9%	NA
+100 basis points	6.9%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2012	September 30, 2011
+400 basis points	24.5%	NA
+300 basis points	22.7%	NA
+200 basis points	18.7%	NA
+100 basis points	9.7%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2012	September 30, 2011
+200 basis points	7.1%	NA
-200 basis points	NM	NM
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
At September 30, 2012, impaired loans totaled $176.1 million, which was net of cumulative charge-offs of $49.4 million.  Additionally, the Company had specific reserves for impaired loans of $18.2 million included in the allowance for credit losses.  Impaired loans at September 30, 2012 were primarily from the Company’s commercial and residential real estate construction, acquisition and development portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned (“OREO”) marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$175,847	$197,627	$195,118	$196,913

Loans and leases charged off:
Commercial and industrial	(4,334)	(1,295)	(10,188)	(15,660)
Real estate
Consumer mortgages	(2,299)	(2,344)	(9,333)	(7,233)
Home equity	(270)	(1,712)	(1,657)	(4,185)
Agricultural	(302)	(2,345)	(784)	(3,310)
Commercial and industrial-owner occupied	(994)	(4,222)	(7,594)	(9,166)
Construction, acquisition and development	(6,845)	(7,697)	(27,799)	(56,823)
Commercial real estate	(2,633)	(4,467)	(8,702)	(10,578)
Credit cards	(540)	(760)	(1,690)	(2,366)
All other	(731)	(770)	(1,927)	(6,294)
Total loans charged off	(18,948)	(25,612)	(69,674)	(115,615)

Recoveries:
Commercial and industrial	1,007	348	3,589	1,121
Real estate
Consumer mortgages	256	485	1,017	848
Home equity	37	51	430	142
Agricultural	53	-	116	47
Commercial and industrial-owner occupied	270	99	2,135	293
Construction, acquisition and development	2,676	923	6,786	2,980
Commercial real estate	1,443	300	6,330	705
Credit cards	144	141	383	635
All other	234	212	789	786
Total recoveries	6,120	2,559	21,575	7,557

Net charge-offs	(12,828)	(23,053)	(48,099)	(108,058)

Provision charged to operating expense	6,000	25,112	22,000	110,831
Balance, end of period	$169,019	$199,686	$169,019	$199,686

Average loans for period	$8,716,646	$9,138,414	$8,747,690	$9,228,583

Ratios:
Net charge-offs to average loans (annualized)	0.59%	1.01%	0.73%	1.56%
Provision for credit losses to average loans and leases, net of unearned income (annualized)	0.28%	1.10%	0.34%	1.60%
Allowance for credit losses to loans and leases, net of unearned income	1.95%	2.21%	1.95%	2.21%
Allowance for credit losses to net charge- offs (annualized)	329.39%	216.55%	263.55%	138.60%

Net charge-offs decreased $10.2 million, or 44.4%, in the third quarter of 2012 compared to the third quarter of 2011 and decreased $60.0 million, or 55.5%, in the first nine months of 2012 compared to the first  nine months of 2011.  Decreases in net charge-offs in the third quarter and first nine months of 2012, coupled with a decline in NPLs and nonaccrual loan formation, contributed to a lower provision for credit losses of $6.0 million and $22.0 million during the third quarter and first nine months of 2012, respectively, compared to a provision of $25.1 million and $110.8 million in the same periods of 2011.   Annualized net charge-offs as a percentage of average loans and leases decreased to 0.59% and 0.73% for the third quarter and first nine months of 2012, respectively, compared to 1.01% and 1.56% for the third quarter and first nine months of 2011, respectively.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in a decreased level of charge-offs in the first nine months of 2012 compared to the first nine months of 2011 as updated appraisals came in closer to loan carrying values.  Total recoveries increased by $3.6 million for the three-month period ended September 30, 2012, compared to the same period of 2011 and $14.0 million for the nine-month period ended September 30, 2012, compared to the same period of 2011.
The provision for credit losses decreased to $6.0 million and $22.0 million for the third quarter and first nine months of 2012, respectively, compared to $25.1 million and $110.8 million for the third quarter and first nine months of 2011, respectively.  The decrease in the provision for credit losses was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.
As of September 30, 2012, 80.2% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  This resulted in impaired loans having an aggregate net book value of 70% of their contractual principal balance at September 30, 2012.  As of September 30, 2011, 89.0% of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  This resulted in impaired loans having an aggregate net book value of 70% of their contractual principal balance at September 30, 2011.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.
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

	September 30,				December 31,
	2012		2011		2011
	Allowance for Credit Losses	% of Total Loans and Leases	Allowance for Credit Losses	% of Total Loans and Leases	Allowance for Credit Losses	% of Total Loans and Leases
	(Dollars in thousands)
Commercial and industrial	$21,705	16.9%	$20,024	16.7%	$20,724	16.6%
Real estate
Consumer mortgages	28,216	21.7%	39,501	21.6%	36,529	21.8%
Home equity	5,921	5.7%	9,888	5.7%	8,630	5.8%
Agricultural	2,654	2.9%	4,392	2.7%	3,921	2.7%
Commercial and industrial-owner occupied	19,319	15.0%	21,470	14.6%	21,929	14.6%
Construction, acquisition and development	32,542	9.4%	48,238	10.8%	45,562	10.2%
Commercial real estate	42,171	19.9%	39,563	19.5%	39,444	19.7%
Credit cards	3,169	1.2%	3,920	1.1%	4,021	1.2%
All other	13,322	7.3%	12,690	7.3%	14,358	7.4%
Total	$169,019	100.0%	$199,686	100.0%	$195,118	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2012 and 2011 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage lending	$13,549	$(1,443)	NM %
Credit card, debit card and merchant fees	8,270	12,981	(36.3)
Service charges	14,189	17,334	(18.1)
Trust income	3,101	2,854	8.7
Securities gains, net	39	2,047	(98.1)
Insurance commissions	23,519	22,012	6.8
Annuity fees	548	552	(0.7)
Brokerage commissions and fees	1,782	1,627	9.5
Bank-owned life insurance	1,750	1,734	0.9
Other miscellaneous income	3,673	2,357	55.8
Total noninterest revenue	$70,420	$62,055	13.5%
NM=not meaningful

	Nine months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage lending	$39,731	$8,141	388.0%
Credit card, debit card and merchant fees	23,580	34,590	(31.8)
Service charges	43,002	49,258	(12.7)
Trust income	8,522	8,838	(3.6)
Securities gains, net	290	12,109	(97.6)
Insurance commissions	69,636	67,502	3.2
Annuity fees	1,825	2,942	(38.0)
Brokerage commissions and fees	4,999	4,702	6.3
Bank owned life insurance	6,175	5,656	9.2
Other miscellaneous income	11,488	11,772	(2.4)
Total noninterest revenue	$209,248	$205,510	1.8%

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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2012, 14 mortgage loans totaling $2.3 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $449,000 was recognized related to these repurchased or make whole loans.  During the first nine months of 2011, one mortgage loan totaling approximately $10,000 was repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $10,000 was recognized related to this repurchased or make whole loan.
 At September 30, 2012, the Company had reserved approximately $959,000 for potential losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $607.9 million and $374.8 million produced origination revenue of $15.3 million and $8.7 million for the quarters ended September 30, 2012 and 2011, respectively.  Mortgage loan origination volumes of $1.4 billion and $822.9 million produced origination revenue of $38.2 million and $16.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in mortgage origination revenue was a direct result of the increase in mortgage loan origination volumes for the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.6 million and $3.3 million for the quarters ended September 30, 2012 and 2011, respectively.  For the nine months ended September 30, 2012 and 2011, revenue from the servicing of loans was $10.6 million and $9.6 million, respectively.
Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $2.2 million and $1.7 million for the quarters ended September 30, 2012 and 2011, respectively.  Decreases in value from principal payments, prepayments and payoffs were $5.6 million and $4.4 million for the nine months ended September 30, 2012 and 2011, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.2 million and $11.7 million for the third quarter of 2012 and 2011, respectively, and decreased $3.3 million and $13.0 million for the first nine months of 2012 and 2011, respectively.

The following tables present the Company’s mortgage lending operations for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage revenue:
Origination	$15,326	$8,688	76.4%
Servicing	3,610	3,290	9.7
Payoffs/Paydowns	(2,181)	(1,745)	25.0
Total	16,755	10,233	63.7
MSR market value adjustment	(3,206)	(11,676)	(72.5)
Mortgage lending revenue	$13,549	$(1,443)	NM %

	(Dollars in millions)
Origination volume	$608	$375	62.1%
NM=Not meaningful

	Nine months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Mortgage revenue:
Origination	$38,165	$15,978	138.9%
Servicing	10,556	9,573	10.3
Payoffs/Paydowns	(5,644)	(4,435)	27.3
Total	43,077	21,116	104.0
MSR market value adjustment	(3,346)	(12,975)	(74.2)
Mortgage lending revenue	$39,731	$8,141	388.0

	(Dollars in millions)
Origination volume	$1,447	$823	75.8

Mortgage loans serviced at period-end	$4,841	$4,144	16.8

Credit card, debit card and merchant fees decreased for the comparable three-month and nine-month periods as a result of the impact of the implementation of the Durbin Amendment with that decrease somewhat offset by the increase in the number and monetary volume of items processed.  As a result of the impact of the Durbin Amendment implementation, among other factors, debit card revenue decreased by $3.6 million and $10.4 million for the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011.  Management estimates that debit card revenue could be reduced in 2012 by approximately $13.0 million as a result of the impact of the Durbin Amendment.
Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in a decrease in insufficient fund fees for the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011.  As a result, service charges on deposit accounts, which include insufficient fund fees, decreased for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011.  The Company has taken steps to mitigate the impact of these regulations on the Company’s service charge revenue by offering new deposit products to customers.
While trust income increased during the third quarter of 2012 compared to the third quarter of 2011, trust income decreased for the nine-month periods ended September 30, 2012 and 2011 primarily as a result of decreases in the assets under management or in custody combined with non-recurring fees received in the first nine months of 2011 and not received during the first nine months of 2012.  Net security gains of approximately $39,000 and $290,000 for the three-month and nine-month periods ended September 30, 2012, respectively, were a result of calls and sales of available-for-sale securities. Net security gains of $2.0 million and $12.1 million for the three-month and nine-month periods ending September 30, 2011, respectively, were primarily a result of sales of available-for-sale securities, some of which were previously classified as held-to-maturity.
Insurance commissions increased for the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011 primarily as a result of the revenue contributed by the acquisition of The Securance Group, Inc. on July 2, 2012.  While annuity fees remained relatively stable for the comparable three-month periods, annuity fees decreased by 38.0% for the comparable nine-month periods as a result of fewer annuity sales combined with reduced commissions on those sales.  Brokerage commissions and fees increased by 9.5% and 6.3% for the comparable three-month and nine-month periods, respectively, as a result of the increase in sales of real estate investment trust products.  Bank-owned life insurance revenue remained relatively stable for the comparable three-month periods and increased 9.2% for the comparable nine-month periods as a result of the Company recording life insurance proceeds of approximately $872,000 during the first nine months of 2012 compared to recording life insurance proceeds of approximately $658,000 during the first nine months of 2011.  While other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, increased 55.8% for the comparable three-month periods of 2012 and 2011, respectively, other miscellaneous income remained relatively stable for the comparable nine-month periods of 2012 and 2011, respectively.

 Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2012 and 2011 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Salaries and employee benefits	$74,829	$71,851	4.1%
Occupancy, net	10,944	11,144	(1.8)
Equipment	5,083	5,346	(4.9)
Deposit insurance assessments	3,998	3,781	5.7
Advertising	1,081	1,140	(5.2)
Foreclosed property expense	8,794	6,116	43.8
Telecommunications	2,118	2,097	1.0
Public relations	1,309	1,415	(7.5)
Data processing	2,312	2,614	(11.6)
Computer software	1,856	1,863	(0.4)
Amortization of intangibles	860	823	4.5
Legal fees	3,004	1,467	104.8
Postage and shipping	1,060	1,182	(10.3)
Other miscellaneous expense	16,540	19,859	(16.7)
Total noninterest expense	$133,788	$130,698	2.4%

	Nine months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Salaries and employee benefits	$227,421	$212,368	7.1%
Occupancy, net of rental income	31,497	32,047	(1.7)
Equipment	15,540	16,599	(6.4)
Deposit insurance assessments	13,375	15,642	(14.5)
Prepayment penalty on FHLB borrowings	-	9,778	NM
Advertising	2,824	3,320	(14.9)
Foreclosed property expense	27,415	16,963	61.6
Telecommunications	6,347	6,276	1.1
Public relations	4,130	4,483	(7.9)
Data processing	7,520	7,280	3.3
Computer software	5,445	5,610	(2.9)
Amortization of intangibles	2,365	2,510	(5.8)
Legal	6,201	5,223	18.7
Postage and shipping	3,348	3,650	(8.3)
Other miscellaneous expense	52,546	56,028	(6.2)
Total noninterest expense	$405,974	$397,777	2.1%
NM=Not meaningful

Salaries and employee benefits expense for the three months and nine months ended September 30, 2012 increased compared to the same period in 2011, primarily because of increased employee benefits and incentive compensation.  Equipment expense decreased for the comparable three-month and nine-month periods primarily because of decreased depreciation.  Deposit insurance assessments remained relatively stable for the comparable three-month periods and decreased for the comparable nine-month periods as a result of improvement evidenced in various variables utilized by the FDIC in calculating the deposit insurance assessment.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during the first nine months of 2012.
Foreclosed property expense increased for the three months and nine months ended September 30, 2012 compared to the same periods in 2011, as the Company experienced losses on the sale and larger writedowns of other real estate owned as a result of the decline in property values attributable to the prevailing economic environment combined with increased other foreclosed property expenses as a result of the increase in the number of properties owned.  During the first nine months of 2012, the Company added $23.9 million to other real estate owned through foreclosures.  Sales of other real estate owned in the first nine months of 2012 were $53.3 million resulting in a net loss of $4.2 million.  The components of foreclosed property expense for the three months and nine months ended September 30, 2012 and 2011 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$765	$16	NM	%
Writedown of other real estate owned	6,280	4,445	41.3
Other foreclosed property expense	1,749	1,655	5.7
Total foreclosed property expense	$8,794	$6,116	43.8%

	Nine months ended
	September 30,
	2012	2011	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$4,243	$368	NM %
Writedown of other real estate owned	16,204	11,653	39.1
Other foreclosed property expense	6,968	4,942	41.0
Total foreclosed property expense	$27,415	$16,963	61.6%

NM=Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, data processing, legal fees and amortization of intangibles, total noninterest expense remained relatively stable for the three months and nine months ended September 30, 2012, compared with the same periods in 2011.

Income Tax

The Company recorded income tax expense of $10.2 million for the third quarter of 2012, compared to an income tax expense of $2.4 million for the third quarter of 2011.  For the nine-month period ended September 30, 2012, income tax expense was $27.7 million compared to an income tax expense of approximately $60,000 for the nine months ended September 30, 2011.  Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through September 30, 2012.  The primary differences between the Company’s recorded expense for the first nine months of 2012 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2012 were $12.1 billion, or 91.0% of total assets, compared with $11.8 billion, or 90.6% of total assets, at December 31, 2011.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 73.1% of average earning assets during the third quarter of 2012.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $8.7 billion at September 30, 2012, representing a 2.1% decrease from $8.9 billion at December 31, 2011.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company, combined with the strategic runoff of real estate construction, acquisition and development loans, as well as NPLs and other criticized loans; however, the Company was able to replace some loan runoff with new loan production, particularly in its Alabama, Texas and Louisiana markets.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2012	2011	2011
	(In thousands)

Commercial and industrial	$1,471,563	$1,515,932	$1,484,967
Real estate
Consumer mortgages	1,888,783	1,966,124	1,945,190
Home equity	492,833	523,030	514,362
Agricultural	257,733	249,715	239,487
Commercial and industrial-owner occupied	1,309,631	1,329,644	1,301,575
Construction, acquisition and development	823,692	976,694	908,362
Commercial real estate	1,738,516	1,772,003	1,754,022
Credit cards	101,405	103,232	106,281
All other	632,559	660,554	657,012
Total	$8,716,715	$9,096,928	$8,911,258

The following table shows the Company’s net loans and leases by segment, class and geographical location as of September 30, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$56,648	$180,965	$359,710	$35,642	$17,120	$78,417	$243,618	$490,599	$1,462,719
Real estate
Consumer mortgages	104,047	267,970	725,919	46,468	82,291	156,255	456,239	49,594	1,888,783
Home equity	59,768	38,429	167,755	23,369	65,077	74,189	62,187	2,059	492,833
Agricultural	7,581	79,884	71,453	3,407	8,979	13,755	67,608	5,066	257,733
Commercial and industrial-owner occupied	113,584	157,272	472,595	79,294	89,868	88,321	254,511	54,186	1,309,631
Construction, acquisition and development	90,104	67,826	252,199	39,001	85,918	96,837	165,807	26,000	823,692
Commercial real estate	208,555	326,943	354,145	204,762	107,523	97,605	386,456	52,527	1,738,516
Credit cards	-	-	-	-	-	-	-	101,405	101,405
All other	31,858	87,114	180,551	7,088	55,497	50,741	95,581	96,227	604,657
Total	$672,145	$1,206,403	$2,584,327	$439,031	$512,273	$656,120	$1,732,007	$877,663	$8,679,969
* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2012:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$6,422	$909,440	$404,687	$142,170	$1,462,719
Real estate
Consumer mortgages	6,416	434,606	1,077,777	369,984	1,888,783
Home equity	50	116,258	376,488	37	492,833
Agricultural	815	70,449	132,566	53,903	257,733
Commercial and industrial-owner occupied	11,046	282,468	648,535	367,582	1,309,631
Construction, acquisition and development	34,569	451,657	304,732	32,734	823,692
Commercial real estate	6,997	370,502	1,066,992	294,025	1,738,516
Credit cards	-	101,405	-	-	101,405
All other	678	203,135	361,431	39,413	604,657
Total	$66,993	$2,939,920	$4,373,208	$1,299,848	$8,679,969

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during the first nine months of 2012, decreasing by 0.7% at September 30, 2012 compared to December 31, 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained relatively stable during the first nine months of 2012, decreasing by 2.9% at September 30, 2012 compared to December 31, 2011.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased 4.2% during the first nine months of 2012.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 7.6% during the first nine months of 2012.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during the first nine months of 2012, increasing 0.6%.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 9.3% during the first nine months of 2012.
The underwriting process for construction, acquisition and development loans with interest reserves is essentially the same as that for a loan without interest reserves and may include analysis of borrower and guarantor financial strength, market demand for the proposed project, experience and success with similar projects, property values, time horizon for project completion and the availability of permanent financing once the project is completed.  The Company’s loan policy generally prohibits the use of interest reserves on loans originated after March 2010.  Construction, acquisition and development loans, with or without interest reserves, are inspected periodically to ensure that the project is on schedule and eligible for requested draws.  Inspections may be performed by construction inspectors hired by the Company or by appropriate loan officers and are done periodically to monitor the progress of a particular project.  These inspections may also include discussions with project managers and engineers.  For performing construction, acquisition and development loans, interest is generally recognized as interest income as it is earned.  Non-performing construction, acquisition and development loans are placed on non-accrual status and interest income is not recognized, except in those situations where principal is expected to be received in full.  In such situations, interest income is recognized as payment is received.

At September 30, 2012, the Company had $17.8 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $146,000 and $507,000 recognized as interest income during the third quarter and first nine months of 2012, respectively.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was $1.7 million at September 30, 2012.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $823.7 million at September 30, 2012 and $908.4 million at December 31, 2011.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at September 30, 2012:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$-	$-	$10	$-	$-	$3,313	$1,223	$-	$4,546
One-to-four family construction	20,484	11,319	43,221	4,179	8,315	38,623	35,131	13,331	174,603
Recreation and all other loans	1,528	8,637	30,587	304	2,609	3,690	14,347	-	61,702
Commercial construction	13,745	11,632	46,310	2,568	8,300	7,501	27,549	1,700	119,305
Commercial acquisition and development	12,891	17,156	50,799	8,278	23,825	13,729	28,549	1,119	156,346
Residential acquisition and development	23,679	17,635	72,994	10,013	21,388	18,635	39,629	5,777	209,750
Total	$72,327	$66,379	$243,921	$25,342	$64,437	$85,491	$146,428	$21,927	$726,252

Non-performing:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	3,893	285	2,458	2,857	2,136	2,134	351	844	14,958
Recreation and all other loans	-	20	12	-	804	174	176	-	1,186
Commercial construction	2,651	151	-	1,054	130	2,410	595	-	6,991
Commercial acquisition and development	2,452	104	1,273	2,200	6,869	4,131	2,950	1,562	21,541
Residential acquisition and development	8,781	887	4,535	7,548	11,542	2,497	15,307	1,667	52,764
Total	$17,777	$1,447	$8,278	$13,659	$21,481	$11,346	$19,379	$4,073	$97,440

Total:
Multi-family construction	$-	$-	$10	$-	$-	$3,313	$1,223	$-	$4,546
One-to-four family construction	24,377	11,604	45,679	7,036	10,451	40,757	35,482	14,175	189,561
Recreation and all other loans	1,528	8,657	30,599	304	3,413	3,864	14,523	-	62,888
Commercial construction	16,396	11,783	46,310	3,622	8,430	9,911	28,144	1,700	126,296
Commercial acquisition and development	15,343	17,260	52,072	10,478	30,694	17,860	31,499	2,681	177,887
Residential acquisition and development	32,460	18,522	77,529	17,561	32,930	21,132	54,936	7,444	262,514
Total	$90,104	$67,826	$252,199	$39,001	$85,918	$96,837	$165,807	$26,000	$823,692
* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of September 30, 2012:
Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$-	$2,181	$2,365	$-	$4,546
One-to-four family construction	3,633	161,669	22,081	2,178	189,561
Recreation and all other loans	804	12,681	43,880	5,523	62,888
Commercial construction	2,059	64,274	44,034	15,929	126,296
Commercial acquisition and development	9,863	68,647	96,381	2,996	177,887
Residential acquisition and development	18,210	142,205	95,991	6,108	262,514
Total	$34,569	$451,657	$304,732	$32,734	$823,692

Non-accrual loans:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	2,259	8,850	2,227	835	14,171
Recreation and all other loans	804	350	12	-	1,166
Commercial construction	1,695	2,562	2,734	-	6,991
Commercial acquisition and development	9,188	6,586	5,634	-	21,408
Residential acquisition and development	13,719	30,175	4,721	-	48,615
Total	$27,665	$48,523	$15,328	$835	$92,351

    As of September 30, 2012, approximately 54.8% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects; and it is therefore expected that these loans will be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan renewed for loans over $250,000. If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

    The following table presents the activity in the construction, acquisition and development nonaccrual loans for the nine-months ended September 30, 2012:
Balance at December 31, 2011	$133,110
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	22,601
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(27,548)
Foreclosures to OREO	(8,023)
Payments	(36,351)
Transfers to accrual status	(772)
Transfer from other loan category	9,334
Balance at September 30, 2012	$92,351

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at September 30, 2012 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 23.8% of the total construction, acquisition and development nonaccrual loan balance at September 30, 2012.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans remained stable during the first nine months of 2012, decreasing 0.9% at September 30, 2012 compared to December 31, 2011.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 4.6% during the first nine months of 2012.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 3.6% during the first nine months of 2012.
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

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Non-accrual loans and leases	$219,738	$314,479	$276,798
Loans 90 days or more past due, still accruing	1,442	7,354	3,434
Restructured loans and leases, still accruing	26,147	40,966	42,018
Total NPLs	247,327	362,799	322,250

Other real estate owned	128,211	162,686	173,805
Total NPAs	$375,538	$525,485	$496,055

NPLs to net loans and leases	2.85%	4.01%	3.63%
NPAs to net loans and leases	4.33%	5.80%	5.59%

    NPLs decreased 23.2% to $247.3 million at September 30, 2012 compared to $322.3 million at December 31, 2011 and decreased 31.8% compared to $362.8 million at September 30, 2011.  Included in NPLs at September 30, 2012 were $176.1 million of loans that were impaired.  These impaired loans had a specific reserve of $18.2 million included in the allowance for credit losses of $169.0 million at September 30, 2012, and were net of $49.4 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2011 included $234.9 million of loans that were impaired.  These impaired loans had a specific reserve of $39.7 million included in the allowance for credit losses of $195.1 million at December 31, 2011.  NPLs at September 30, 2011 included $279.9 million of loans that were impaired.  These impaired loans had a specific reserve of $38.7 million included in the allowance for credit losses of $199.7 million at September 30, 2011.

The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at the dates indicated:

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$225,581	$342,839	$287,099
Cumulative charge offs on impaired loans	49,442	62,950	52,176
Outstanding balance of impaired loans	176,139	279,889	234,923

Other non-accrual loans and leases not impaired	43,599	34,590	41,875

Total non-accrual loans and leases	$219,738	$314,479	$276,798

Allowance for impaired loans	18,205	38,657	39,708

Nonaccrual loans and leases, net of specific reserves	$201,533	$275,822	$237,090

Loans and leases 90 days or more past due, still accruing	1,442	7,354	3,434
Restructured loans and leases, still accruing	26,147	40,966	42,018

Total non-performing loans and leases	$247,327	$362,799	$322,250

Allowance for impaired loans	$18,205	$38,657	$39,708
Allowance for all other loans and leases	150,814	161,029	155,410

Total allowance for credit losses	$169,019	$199,686	$195,118

Outstanding balance of impaired loans	$176,139	$279,889	$234,923
Allowance for impaired loans	18,205	38,657	39,708

Net book value of impaired loans	$157,934	$241,232	$195,215

Net book value of impaired loans as a % of unpaid principal balance	70%	70%	68%
Coverage of other non-accrual loans and leases not impaired by the allowance for all other loans and leases	346%	466%	371%
Coverage of non-performing loans and leases not impaired by the allowance for all other loans and leases	212%	194%	178%

     Non-accrual loans at September 30, 2012 reflected a decrease of $57.1 million, or 20.6%, compared to December 30, 2011 and a decrease of $94.7 million, or 30.1%, compared to September 30, 2011.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $40.8 million, or 30.6%, to $92.4 million at September 30, 2012 compared to $133.1 million at December 31, 2011 and decreased $79.2 million, or 46.2%, compared to $171.6 million at September 30, 2011.
Of the Bank’s construction, acquisition and development loans, which totaled $823.7 million at September 30, 2012, $525.1 million represented loans made by the Bank’s locations in Alabama, Mississippi and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $262.5 million at September 30, 2012 with 62.5% of such loans made by the Bank’s locations in Alabama, Mississippi and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $247.3 million at September 30, 2012, $141.6 million, or 57.3%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at September 30, 2012:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$672,145	$-	$39,530	$2,130	$41,660	6.2%
Arkansas*	1,206,403	5	17,893	4,519	22,417	1.9
Mississippi*	2,584,327	155	36,845	4,797	41,797	1.6
Missouri	439,031	-	24,701	6,867	31,568	7.2
Greater Memphis Area	512,273	-	29,842	4,101	33,943	6.6
Tennessee*	656,120	87	22,764	1,359	24,210	3.7
Texas and Louisiana	1,732,007	13	36,165	165	36,343	2.1
Other	877,663	1,182	11,998	2,209	15,389	1.8
Total	$8,679,969	$1,442	$219,738	$26,147	$247,327	2.8%
* Excludes the Greater Memphis Area.

Other real estate owned decreased by $34.5 million to $128.2 million at September 30, 2012 compared to $162.7 million at September 30, 2011 and decreased by $45.6 million compared to $173.8 million at December 31, 2011.  Other real estate owned decreased as a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $76.0 million and $104.7 million at September 30, 2012 and December 31, 2011, respectively.  Restructured loans of $49.9 million and $62.7 million were included in the non-accrual loan category at September 30, 2012 and December 31, 2011, respectively.
At September 30, 2012, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,403,197	$10,018	$42,401	$867	$17	$6,219	$1,462,719
Real estate
Consumer mortgage	1,703,860	31,993	133,146	3,727	203	15,854	1,888,783
Home equity	467,218	4,788	17,902	1,002	285	1,638	492,833
Agricultural	232,740	4,684	14,727	20	-	5,562	257,733
Commercial and industrial-owner occupied	1,169,863	34,384	83,610	736	49	20,989	1,309,631
Construction, acquisition and development	607,782	42,128	85,326	703	-	87,753	823,692
Commercial real estate	1,517,131	45,500	138,613	70	-	37,202	1,738,516
Credit cards	101,405	-	-	-	-	-	101,405
All other	582,352	6,790	13,759	828	6	922	604,657
Total	$7,785,548	$180,285	$529,484	$7,953	$560	$176,139	$8,679,969

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At September 30, 2012, the Bank had $6.2 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.
The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2012:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$7,769,729	$15,333	$486	$-	$7,785,548
Special Mention	172,789	3,749	3,299	448	180,285
Substandard	489,849	20,608	5,707	13,320	529,484
Doubtful	5,143	1,168	327	1,315	7,953
Loss	414	49	16	81	560
Impaired	119,750	4,711	17,677	34,001	176,139
Total	$8,557,674	$45,618	$27,512	$49,165	$8,679,969

While an increase of 44.6% was realized in the Special Mention category, the Substandard and Impaired categories decreased 19.2% and 25.0% at September 30, 2012, respectively, compared to December 31, 2011.  Of the $180.3 million of Special Mention loans and leases, 95.8% remained current as to scheduled repayment of principal and interest, with 0.3% of such loans or leases having outstanding balances that were 90 days or more past due at September 30, 2012.  Of the $529.5 million of Substandard loans and leases, 92.5% remained current as to scheduled repayment of principal and interest, with only 2.5% having outstanding balances that were 90 days or more past due at September 30, 2012.  Of the $176.1 million of impaired loans and leases, 68.0% remained current as to scheduled repayment of principal and/or interest, with 19.3% having outstanding balances that were 90 days or more past due at September 30, 2012.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2012:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,462,719	$45	$8,674	$406	$9,125	0.6%
Real estate
Consumer mortgages	1,888,783	1,027	35,599	2,998	39,624	2.1
Home equity	492,833	-	3,471	-	3,471	0.7
Agricultural	257,733	-	7,190	455	7,645	3.0
Commercial and industrial-owner occupied	1,309,631	119	27,059	6,398	33,576	2.6
Construction, acquisition and development	823,692	-	92,351	5,089	97,440	11.8
Commercial real estate	1,738,516	-	40,514	7,497	48,011	2.8
Credit cards	101,405	236	465	1,990	2,691	2.7
All other	604,657	15	4,415	1,314	5,744	0.9
Total	$8,679,969	$1,442	$219,738	$26,147	$247,327	2.8%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at September 30, 2012:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$4,546	$-	$-	$-	$-	-%
One-to-four family construction	189,561	-	14,171	787	14,958	7.9
Recreation and all other loans	62,888	-	1,166	20	1,186	1.9
Commercial construction	126,296	-	6,991	-	6,991	5.5
Commercial acquisition and development	177,887	-	21,408	133	21,541	12.1
Residential acquisition and development	262,514	-	48,615	4,149	52,764	20.1
Total	$823,692	$-	$92,351	$5,089	$97,440	11.8%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.5 billion at both September 30, 2012 and December 31, 2011.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2012, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2012:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$1,902,004	79.0%	$1,943,116	78.2%
Aa1 to Aa3	216,373	9.0%	232,878	9.4%
A1 to A3	25,581	1.1%	27,129	1.1%
Baa1 to Baa2	5,977	0.2%	6,291	0.3%
Ba1 to Ba3	-	-	-	-
Caa1	66	-	131	-
Not rated (1)	257,909	10.7%	274,061	10.9%
Total	$2,407,910	100.0%	$2,483,606	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $123.4 million and a market value of $131.0 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter or first nine months of 2012 that indicated the necessity of an earlier goodwill impairment assessment.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $275.2 million at September 30, 2012 and $271.3 million at December 31, 2011.

Other Real Estate Owned

Other real estate owned totaled $128.2 million and $173.8 million at September 30, 2012 and December 31, 2011, respectively.  Other real estate owned at September 30, 2012 had aggregate loan balances at the time of foreclosure of $260.6 million.  Other real estate owned at December 31, 2011 had aggregate loan balances at time of foreclosure of $319.1 million.  The following table presents the other real estate owned by segment, class and geographical location at September 30, 2012:

	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$411	$94	$105	$-	$797	$-	$-	$-	$1,407
Real estate
Consumer mortgages	2,621	251	2,645	71	1,350	634	290	4,084	11,946
Home equity	-	-	216	-	-	-	-	-	216
Agricultural	876	-	-	-	1,130	2,303	-	-	4,309
Commercial and industrial-owner occupied	533	69	1,510	-	375	50	146	-	2,683
Construction, acquisition and development	16,953	1,647	15,800	880	41,732	13,929	2,163	523	93,627
Commercial real estate	826	1,548	2,219	362	7,014	245	226	-	12,440
All other	46	16	224	113	1,152	-	-	32	1,583
Total	$22,266	$3,625	$22,719	$1,426	$53,550	$17,161	$2,825	$4,639	$128,211
* Excludes the Greater Memphis Area.

    Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in  further additions to other real estate owned.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of nonperforming loans in the construction, acquisition and development portfolio indicated that a majority of additions to OREO in the near-term will be from that category.
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
To attempt to ensure that OREO is carried at the lower of cost or fair value less estimated selling costs on an ongoing basis, new appraisals are obtained on at least an annual basis and the OREO carrying values are adjusted accordingly.  The type of appraisals typically used for these periodic reappraisals are Restricted Use Appraisals, meaning the appraisal is for client use only.   Other indications of fair value are also used to attempt to ensure that OREO is carried at the lower of cost or fair value.  These include listing the property with a broker and acceptance of an offer to purchase from a third party.  If a parcel of OREO is listed with a broker at an amount less than the current carrying value, the carrying value is immediately adjusted to reflect the list price less estimated selling costs and if an offer to purchase is accepted at a price less that the current carrying value, the carrying value is immediately adjusted to reflect that sales price, less estimated selling costs.  The majority of the properties in OREO are actively marketed using a combination of real estate brokers, bank staff who are familiar with the particular properties and/or third parties.

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
The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2012	2011	% Change
	(Dollars in millions)
Noninterest bearing demand	$2,493	$2,270	9.8%
Interest bearing demand	4,697	4,707	(0.2)
Savings	1,104	991	11.4
Other time	2,681	2,987	(10.2)
Total deposits	$10,975	$10,955	0.2%

Total deposits remained relatively stable at September 30, 2012 compared to December 31, 2011, increasing by $19.5 million.  The average maturity of time deposits at September 30, 2012 was approximately 15 months, compared to 14 months at December 31, 2011.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB at September 30, 2012, compared to $1.5 million at December 31, 2011.  The Company had federal funds purchased and securities sold under agreement to repurchase of $377.7 million and $373.9 million at September 30, 2012 and December 31, 2011, respectively.  The Company had long-term borrowings from the FHLB totaling $33.5 million at both September 30, 2012 and December 31, 2011.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2012.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $659.0 million at September 30, 2012.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier I consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier II consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier I and Tier II capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier I capital, total capital, as a percentage of total risk-adjusted assets, and Tier I leverage capital (Tier I capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier I capital (to risk-weighted assets)	$1,299,690	13.55%	$1,129,746	11.77%
Total capital (to risk-weighted assets)	1,420,499	14.81	1,250,801	13.03
Tier I leverage capital (to average assets)	1,299,690	10.22	1,129,746	8.85

The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier I capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier I capital (to risk-weighted assets)	$1,170,912	12.22%	$1,099,369	11.46%
Total capital (to risk-weighted assets)	1,291,578	13.48	1,220,424	12.73
Tier I leverage capital (to average assets)	1,170,912	9.26	1,099,369	8.67

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
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of September 30, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  On May 24, 2012, the Company reached a settlement with the plaintiff.  Pursuant to the terms of the settlement, subject to final court approval, the Company’s insurance carriers funded the settlement payment, other than an immaterial amount of incidental expenses that the Company has covered.  On July 11, 2012, the court preliminarily approved the settlement on the terms submitted by the parties and granted final approval of the settlement on October 31, 2012.  This settlement will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2012, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended September 30, 2012, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
On May 12, 2010, the Company and its Chief Executive Officer, President and Chief Financial Officer were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. On September 17, 2010, an Executive Vice President of the Company was added as a party to the lawsuit. The amended complaint alleges that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  On May 24, 2012, the Company reached a settlement with the plaintiff.  Pursuant to the terms of the settlement, subject to final court approval, the Company’s insurance carriers funded the settlement payment, other than an immaterial amount of incidental expenses that the Company has covered.  On July 11, 2012, the court preliminarily approved the settlement on the terms submitted by the parties and granted final approval of the settlement on October 31, 2012.  This settlement will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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

(10)	(a)	Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. *
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

___________________________
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

BancorpSouth, Inc.
(Registrant)

Date: November 7, 2012	/s/ William L. Prater
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

(10)	(a)	Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. *
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

___________________________
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