Form 10-K
period 2012-12-31
BANCORPSOUTH INC
filed 2013-02-25
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
                            Guarantee of 8.15% Preferred Securities                                                           New York Stock Exchange
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2012 was approximately $1,309,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2012.

As of February 15, 2013, the registrant had outstanding 94,565,599 shares of common stock, par value $2.50 per share.

                                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement used in connection with the registrant's 2013 Annual Meeting of Shareholders, to be held April 24, 2013, are incorporated by reference into Part III of this Report.

                                                       BANCORPSOUTH, INC.
                                                                 FORM 10-K
                                  For the Fiscal Year Ended December 31, 2012

                                                        TABLE OF CONTENTS
PART I

Item	1.	Business	4
Item	1A.	Risk Factors	11
Item	1B.	Unresolved Staff Comments	22
Item	2.	Properties	22
Item	3.	Legal Proceedings	22
Item	4.	Mine Safety Disclosures	23

PART II

Item	5.	Market for the Registrant's Common Equity, Related Stockholder Matter, and Issuer Purchases of Equity Securities	24
Item	6.	Selected Financial Data	25
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	68
Item	8.	Financial Statements and Supplementary Data	70
Item	9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosure	129
Item	9A.	Controls and Procedures	129
Item	9B.	Other Information	130

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	130
Item	11.	Executive Compensation	131
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131
Item	13.	Certain Relationships, Related Transactions and Director Independence	132
Item	14.	Principal Accountant Fees and Services	132

PART IV

Item	15.	Exhibits and Financial Statement Schedules	132

PART I

ITEM 1.  BUSINESS.

GENERAL

BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982.  Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois.  At December 31, 2012, the Company and its subsidiaries had total assets of $13.4 billion and total deposits of $11.1 billion.  The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.
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

DESCRIPTION OF BUSINESS

The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 284 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.
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
The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require.  The Federal Reserve also conducts examinations of the Company.
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
The Bank is incorporated under the laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of the various states in which it operates, as well as federal law.  The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC.  FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.  The Bank is not a member of the Federal Reserve.
The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Capital is measured in two “Tiers” – Tier 1 capital consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 capital consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon the remaining term to maturity. Total capital is the sum of Tier 1 and Tier 2 capital. For an insured financial institution to be classified as “well capitalized,” the Tier 1 capital, total capital and Tier 1 leverage capital (Tier 1 capital divided by the difference of total assets less goodwill) ratios must be at least 6%, 10% and 5%, respectively. The Bank exceeded the criteria for the “well capitalized” category at December 31, 2012. The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve and with other tests relating to capital adequacy that the Federal Reserve adopts from time to time.  See Note 21 to the Company’s Consolidated Financial Statements included in this Report for a discussion of the Company’s capital amounts and ratios.
In September 2010, the oversight body of the Basel Committee announced a package of reforms, commonly referred to as Basel III, that will substantially increase existing capital requirements as well as add liquidity requirements for financial institutions in the United States and around the world. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. Basel III is presently the subject of notices of proposed rulemaking released in June 2012 by federal banking agencies. The comment period for these notices of proposed rulemaking ended on October 22, 2012. Basel III was intended to be implemented in phases beginning January 1, 2013 and to be fully implemented on a global basis on January 1, 2019. On November 9, 2012, however, the U.S. federal banking agencies indefinitely delayed the January 1, 2013 implementation date.
FDICIA provides for a risk-based deposit insurance premium structure for insured financial institutions.  The FDIC generally provides deposit insurance up to $250,000 per customer per institution for depository accounts held at insured financial institutions. Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.  As a result of the Dodd-Frank Act, institutions with total consolidated assets of $10 billion or more are required to bear a greater portion of the costs associated with increasing the DIF’s reserve ratio.
The Dodd-Frank Act established the independent Consumer Financial Protection Bureau with broad authority to implement new or revise existing consumer protection regulations, to examine and enforce compliance with federal consumer laws and regulations, including being tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council to focus on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council is tasked with recommending increasingly strict rules for capital, leverage and other requirements based on a company’s size and complexity. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.
The Dodd-Frank Act eliminated many of the remaining regulations that limited the ability of a bank to open branches in different states.  The Dodd-Frank Act included savings associations and industrial loan companies, as well as banks, in the nationwide deposit limitation. Consequently, no acquisition of any financial institution can be approved if the effect of the acquisition would be to increase the acquirer’s nationwide deposits to more than 10% of all deposits. In addition, pursuant to the Durbin Debt Interchange Amendment to the Dodd-Frank Act (the “Durbin Amendment”), the Dodd-Frank Act requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer. Under the Durbin Amendment, the Federal Reserve’s final rule set a base interchange rate of $0.21 per transaction, plus an additional five basis points of the transaction cost for fraud charges. An upward adjustment of no more than $0.01 on the debit interchange fee is also allowed for implementing certain fraud prevention standards. Additionally, issuers are required to include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is personal identification number based.
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
The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2012, the Company had a “satisfactory” rating under CRA.
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
The activities of the Company and its subsidiaries are also subject to regulation under various federal laws and regulations thereunder, including the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act of 1968 and the Real Estate Settlement Procedures Act, among others, as well as various state laws.
GLBA and other federal and state laws, as well as various regulations and guidelines adopted by the Federal Reserve and the FDIC, provide for minimum standards of privacy to protect the confidentiality of the non-public personal information of customers and to regulate the use of such information by financial institutions.  The Company and its subsidiaries have adopted a customer information security program to comply with these regulatory requirements.
The Bank’s insurance subsidiaries are regulated by the insurance regulatory authorities and applicable laws and regulations of the states in which they operate.
BancorpSouth Investment Services, Inc., the Bank’s investment services subsidiary, is regulated as a registered investment adviser and broker-dealer by federal and state securities regulations and self-regulatory authorities.
    The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the

Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.
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
The Bank's management and lending officials focus much of their efforts and resources on loan underwriting and credit quality monitoring policies and practices. The Bank's Board of Directors approves all loan underwriting and credit quality monitoring policies and procedures.   Loan status and monitoring is handled through the Bank’s loan administration department.  Additionally, an independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  Various levels of review are made to identify weak financial performance.  These reviews include monitoring of past due reporting, the internal loan rating system, loan review reports, the various loan committee functions and periodic asset quality rating committee meetings.  Senior loan officers have established a review process with the objective of identifying, evaluating and initiating necessary corrective action for problem loans.  The results of loan reviews are reported to the Audit Committee of both the Company’s and the

  Bank’s Board of Directors.  This process is an integral element of the Bank’s loan program.  Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

RECENT ACQUISITIONS

On July 2, 2012, the Company purchased certain assets of The Securance Group, Inc.,an independent insurance agency with locations in Brewton, Montgomery and Troy, Alabama. Consideration paid to complete this transaction consisted of cash paid to The Securance Group shareholders in the aggregate amount of approximately $6,750,000.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2,000,000 in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.

EMPLOYEES

At December 31, 2012, the Company and its subsidiaries had approximately 4,231 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information follows concerning the executive officers of the Company:

Name	Offices Held	Age

James D. Rollins III	Chief Executive Officer of the Company and the Bank; Director of the Company	54

Aubrey B. Patterson	Chairman of the Board of Directors of the Company and the Bank; Director of the Company	70

James V. Kelley	President and Chief Operating Officer of the Company and the Bank; Director of the Company	63

William L. Prater	Treasurer and Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer and Cashier of the Bank	52

Larry Bateman	Executive Vice President of the Company and Vice Chairman of the Bank	63

W. James Threadgill, Jr.	Executive Vice President of the Company and Vice Chairman of the Bank	58

Gordon Lewis	Executive Vice President of the Company and Vice Chairman of the Bank	63

James Ronald Hodges	Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank	60

Cathy S. Freeman	Executive Vice President and Corporate Secretary of the Company and the Bank	47

Carol Waddle	Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of the Bank	51

None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or to any of the Company’s directors or nominees for election at the 2013 annual meeting of shareholders.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any individual was or is to be selected as an officer. The executive officers of the Company are appointed by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly appointed and qualified.
Effective November 27, 2012, Mr. Rollins was appointed Chief Executive Officer of the Bank and the Company.  Prior to joining the Company, Mr. Rollins served as President and Chief Operating Officer of Prosperity Bancshares, Inc. for at least the preceding five years.
Mr. Patterson has served as Chairman of the Board of Directors of the Company and the Bank for at least the past five years and served as Chief Executive Officer of the Bank and the Company for at least the past five years until November 27, 2012, the effective date of his retirement from such office.
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
Mr. Lewis has served as Executive Vice President of the Company and Vice Chairman of the Bank for at least the past five years.
Mr. Hodges had served as Regional and Area Loan Administrator for at least three years prior to April 2010, when he was named Senior Executive Vice President of the Bank and Deputy to the Company’s Chief Lending Officer.  Mr. Hodges served in that capacity until September 2011, when he was named Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank.
Mrs. Freeman has served as Executive Vice President of the Company and the Bank for at least the past five years.
Ms. Waddle had served as Senior Vice President and General Auditor of the Company for at least two years prior to January 27, 2010, when she was named Senior Vice President of the Company and Senior Vice President, Audit and Loan Review of the Bank.  Ms. Waddle served in that capacity until January 2012, when she was named Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of the Bank.

ITEM 1A.  RISK FACTORS.

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,”

 “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations by federal regulators, commercial loans, repurchase of mortgage loans, the impact of economic conditions in the Company’s market area and the economic downturn, identification and resolution of credit issues, debit card revenues, the use of non-U.S. GAAP financial measures, the effect of certain claims, legal and administrative proceedings and pending litigation, reserves for troubled debt restructurings, diversification of revenue stream, the Company’s policy regarding asset quality, the Company’s policy regarding underwriting and lending practices, critical and significant accounting policies, allowance for credit losses, other real estate owned, impairment of goodwill, other-than-temporary impairment of securities, valuation of mortgage servicing rights, pension and other postretirement benefit amounts, net interest revenue, net interest margin, interest rate sensitivity, the impact of the historically low interest rate environment, credit quality, credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, potential losses from representation and warranty obligations, the Company’s foreclosure process, inspection and review of construction, acquisition and development loans, maturity and renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, disputed tax positions, junior subordinated debt securities, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, the Company’s ability to obtain funding, the ability to declare and/or pay dividends, credit losses from off-balance sheet commitments and arrangements, future acquisitions and consideration to be used therefor, the impact of recent accounting pronouncements, amortization expense of amortizable identifiable intangible assets, interest income, valuation of stock options, fair value of loans and leases, fair value of held-to-maturity and available-for-sale securities, maturities of available-for-sale securities, appraisal adjustments, concessions granted for troubled debt restructurings, value of investment securities, contributions to pension plans, related party transactions, impaired loans, nonperforming loans and leases, non-accrual loans and leases, economic value of equity, future lease payments, the use of proceeds from the underwritten public offering of the Company’s common stock, deposits, the Company’s operating results and financial condition, and amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof.
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
There can be no assurance that global market and economic conditions will improve in the near term.  Such conditions could adversely affect the credit quality of our loans, our results of operations and our financial condition.

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
At December 31, 2012, we had a balance of $735.8 million in real estate construction, acquisition and development loans, representing 8.5% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. At December 31, 2012, non-accrual real estate construction, acquisition and development loans totaled $66.6 million.
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
As our business necessitates, we foreclose on and take title to real estate serving as collateral for loans.  At December 31, 2012, we had $103.2 million of other real estate owned, compared to $173.8 million at December 31, 2011. Significant other real estate owned balances have resulted in substantial noninterest expenses as we incur costs to manage, maintain and dispose of foreclosed properties. We expect that our earnings will continue to be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate owned assets and any unfavorable pricing in connection with the disposition of foreclosed properties. The expenses associated with holding a significant amount of other real estate owned could have a material adverse effect on our results of operations and financial condition.
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
The Company and the Bank are currently well capitalized under applicable guidelines.  Our business could be negatively affected, however, if the Company or the Bank fails to remain well capitalized.  For example, because the Bank and its subsidiaries are well capitalized and we qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company.  Loss of financial holding company status would require that we either cease these broader activities or divest certain of the Bank’s subsidiaries if we desire to continue such activities.
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

•	Application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank and financial holding companies, such as the Company;
•	Changes to deposit insurance assessments;
•	Regulation of proprietary trading;
•	Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•
Establishment of the Consumer Financial Protection Bureau with broad authority to implement new consumer protection regulations and, for bank and financial holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;
•	Implementation of annual stress tests for all state member banks with assets exceeding $10 billion and
•	Regulation of debit-card interchange fees.
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
In September 2010, the oversight body of the Basel Committee announced a package of reforms, commonly referred to as Basel III, that will substantially increase existing capital requirements as well as add liquidity requirements for financial institutions.  Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and  certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios. While we cannot predict the final form the revised capital and liquidity regulations will take, the new standards will likely require that we maintain more capital and manage the configuration of our assets and liabilities in order to comply with new liquidity requirements, which could have a material adverse effect on our liquidity, capital resources, results of operations and financial condition.  See “Item 1. Business - Regulation and Supervision” included herein for more information regarding Basel III.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.
A significant portion of our noninterest revenue is derived from service charge income. Management anticipates that changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will have an adverse impact on our service charge income. Additionally, changes in customer behavior as well as increased competition from other financial institutions may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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
When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2012, our goodwill and other identifiable intangible assets were $292.5 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired.  Our annual goodwill impairment evaluation performed during the fourth quarter of 2012 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

Maintaining or increasing our market share may depend upon our ability to adapt our products and services to evolving industry standards and consumer preferences.
Our success depends, in part, on our ability to adapt our products and services as well as our distribution of them to evolving industry standards and consumer preferences. Payment methods have evolved with the advancement of technology, such as consumer use of smart phones and PayPal accounts to pay bills, thereby increasing competitive pressure in the delivery of financial products and services. The development and adoption by us of new technologies could require us to make substantial expenditures to modify our existing products and services. Further, we might not be successful in developing or introducing new products and services, adapting to changing consumer preferences and spending and saving habits, achieving market acceptance or regulatory approval, or sufficiently maintaining and growing a loyal customer base. Our inability to adapt to evolving industry standards and consumer preferences could have an adverse impact on our financial condition and results of operations.

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
We rely heavily on communications and information systems to conduct our business and also continue expanding our customers' capabilities to utilize the internet and other technological channels to transact business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems to sophisticated and targeted measures known as advanced persistent threats.  While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have had a material adverse effect on our financial condition or results of operations.  Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, monitoring of our information technology networks and systems and maintenance of backup and protective systems), cyber incidents, depending on their nature and scope, could potentially result in the misappropriation, distruction, corruption or unavailability of critical data and confidential, sensitive or proprietary information (our own or that of our customers or other third parties) and, the disruption of our business operations. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We and/or the holders of certain classes of our securities could be adversely affected by unfavorable ratings from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us, certain of our subsidiaries and particular classes of securities we issue. A downgrade to our or our subsidiaries’ credit rating could affect our ability to access the capital markets, increase our borrowing costs and negatively impact our profitability. Additionally, a downgrade of the credit rating of any particular security issued by us or our subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The physical properties of the Company are held by its subsidiaries as follows:

a.
The Bank - The main office is located at One Mississippi Plaza, 201 South Spring Street in the central business district of Tupelo, Mississippi in a seven-floor, modern, glass, concrete and steel office building owned by the Bank.  The Bank occupies approximately 80% of the space, with the remainder leased to various unaffiliated tenants.

The Bank owns 233 of its 255 branch banking facilities. The remaining 22 branch banking facilities are occupied under leases with unexpired terms ranging from one to 11 years.  The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

Management considers all of the Bank’s owned buildings and leased premises to be in good condition.

b.
BancorpSouth Insurance Services, Inc. - This wholly-owned subsidiary of the Bank owns five of the 29 offices it occupies.  It leases 24 offices that have unexpired terms varying in duration from one to nine years.

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
In May 2010, the Company and certain of its officers were named in a class action lawsuit filed in the U.S. District Court for the Middle District of Tennessee on behalf of certain purchasers of the Company’s common stock. The plaintiff alleged that the defendants issued materially false and misleading statements regarding the Company’s business and financial results. In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The plaintiff sought class certification, an unspecified amount of damages and awards of costs and attorneys’ fees and other equitable relief.  In May 2012, the defendants reached a settlement with the plaintiff, the terms of which were granted final approval on October 31, 2012.  Pursuant to the terms of the settlement, the Company’s insurance carriers funded the settlement payment, other than an immaterial amount of incidental expenses.  This settlement did not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  The Bank has filed a petition for leave to appeal the class certification order, which, if granted, would provide the Bank with an immediate right to appeal the class certification order.  At this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM  4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.”  The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2012	Fourth	$15.00	$12.55
	Third	15.69	13.81
	Second	14.70	12.40
	First	14.21	10.85

2011	Fourth	$11.39	$8.23
	Third	14.35	8.61
	Second	16.25	11.57
	First	16.75	14.71

HOLDERS OF RECORD

As of February 15, 2013, there were 8,172 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company declared cash dividends each quarter in an aggregate annual amount of $0.04 and $0.14 per share during 2012 and 2011, respectively.  Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations. The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in SR 09-4.  The board of directors of the Company has adopted a resolution requested by the Federal Reserve Bank that, among other things, requires that the Company obtain prior written approval of the Federal Reserve Bank before taking a number of actions, including declaring and paying dividends to the Company’s shareholders, making distributions in connection with outstanding trust preferred securities and redeeming outstanding equity securities.  The Bank’s board of directors has adopted a resolution requested by the FDIC and the Mississippi Department of Banking and Consumer Finance that, among other things, limits the declaration and payment of dividends and requires maintenance of enhanced capital ratios.  There can be no assurance that the Federal Reserve Bank, the FDIC or the Mississippi Department of Banking and Consumer Finance will not limit or prohibit future dividends.  See “Item 1. Business – Regulation and Supervision” included herein for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company made the following purchases of its common stock during the quarter ended December 31, 2012:

	Total Number
	of Shares	Average Price
Period	Purchased (1)	Paid per Share
October 1 - October 31	-	$-
November 1 - November 30	-	-
December 1 - December 31	5,158	14.54

Total	5,158

(1) This represents 5,158 shares redeemed from an employee during the fourth quarter of 2012 for tax withholding purposes upon vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Selected Financial Information” for the Selected Financial Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company is a regional financial holding company with $13.4 billion in assets headquartered in Tupelo, Mississippi.  The Company’s wholly-owned banking subsidiary has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, and Missouri.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.  The Bank’s insurance agency subsidiary also operates an office in Illinois.
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
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact has been reflected in the Company’s credit quality measures during the past two years, the Company’s allowance for credit losses, net charge-offs, total non-performing loans and leases (“NPLs”) and total non-performing assets (“NPAs”) decreased at December 31, 2012, when compared to December 31, 2011 and 2010.  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics at December 31, 2012 compared to December 31, 2011.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.
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
During 2012, the Company’s debit card revenue decreased by $10.2 million compared to 2011 as a result of the impact of the Durbin Amendment.  The $10.2 million decrease is based on management’s assumptions that revenue associated with consumer signature activity would be 58% of the level prior to the implementation of the Durbin Amendment, revenue associated with business signature activity would be 12% of the level prior to the implementation of the Durbin Amendment and revenue associated with consumer and business PIN activity would be 80% of the level prior to the implementation of the Durbin Amendment.
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL INFORMATION
	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Earnings Summary:	(Dollars in thousands, except per share amounts)
Interest revenue	$486,424	$537,853	$582,762	$615,414	$705,413
Interest expense	71,833	102,940	141,620	170,515	264,577
Net interest revenue	414,591	434,913	441,142	444,899	440,836
Provision for credit losses	28,000	130,081	204,016	117,324	56,176
Net interest revenue, after
provision for credit losses	386,591	304,832	237,126	327,575	384,660
Noninterest revenue	280,149	270,845	264,144	275,276	245,607
Noninterest expense	549,193	533,633	487,033	490,017	455,913
Income before income taxes	117,547	42,044	14,237	112,834	174,354
Income tax expense (benefit)	33,252	4,475	(8,705)	30,105	53,943
Net income	$84,295	$37,569	$22,942	$82,729	$120,411

Balance Sheet - Year-End Balances:
Total assets	$13,397,198	$12,995,851	$13,615,010	$13,167,867	$13,480,218
Total securities	2,434,032	2,513,518	2,709,081	1,993,594	2,316,380
Loans and leases, net of unearned income	8,636,989	8,870,311	9,333,107	9,775,136	9,691,277
Total deposits	11,088,146	10,955,189	11,490,021	10,677,702	9,711,872
Long-term debt	33,500	33,500	110,000	112,771	286,312
Total shareholders' equity	1,449,052	1,262,912	1,222,244	1,276,296	1,240,260

Balance Sheet - Average Balances:
Total assets	13,067,276	13,280,047	13,304,836	13,203,659	13,200,801
Total securities	2,490,898	2,620,404	2,157,096	2,179,479	2,417,390
Loans and leases, net of unearned income	8,719,399	9,159,431	9,621,529	9,734,580	9,429,963
Total deposits	10,936,694	11,251,406	11,107,445	10,155,730	9,803,999
Long-term debt	33,500	66,673	111,547	290,582	278,845
Total shareholders' equity	1,413,667	1,240,768	1,241,321	1,255,605	1,224,280

Common Share Data:
Basic earnings per share	$0.90	$0.45	$0.28	$0.99	$1.46
Diluted earnings per share	0.90	0.45	0.27	0.99	1.45
Cash dividends per share	0.04	0.14	0.88	0.88	0.87
Book value per share	15.33	15.13	14.64	15.29	14.92
Tangible book value per share	12.23	11.68	11.17	11.78	11.35
Dividend payout ratio	4.44	31.11	314.29	88.89	60.00

Financial Ratios:
Return on average assets	0.65%	0.28%	0.17%	0.63%	0.91%
Return on average shareholders' equity	5.96%	3.03%	1.85%	6.59%	9.84%
Total shareholders' equity to total assets	10.82%	9.72%	8.98%	9.69%	9.20%
Tangible shareholders' equity to tangible assets	8.83%	7.67%	7.00%	7.63%	7.15%
Net interest margin-fully taxable equivalent	3.57%	3.69%	3.70%	3.77%	3.75%

Credit Quality Ratios:
Net charge-offs to average loans and leases	0.67%	1.44%	1.90%	0.76%	0.40%
Provision for credit losses to average loans and leases	0.32%	1.42%	2.12%	1.21%	0.60%
Allowance for credit losses to net loans and leases	1.90%	2.20%	2.11%	1.80%	1.37%
Allowance for credit losses to NPLs	70.42%	60.55%	49.93%	94.41%	207.45%
Allowance for credit losses to NPAs	48.83%	39.33%	37.31%	71.64%	120.36%
NPLs to net loans and leases	2.70%	3.63%	4.23%	1.91%	0.66%
NPAs to net loans and leases	3.90%	5.59%	5.65%	2.51%	1.14%

Capital Ratios:
Tier 1 capital	13.77%	11.77%	10.61%	11.17%	10.79%
Total capital	15.03%	13.03%	11.87%	12.42%	12.04%
Tier 1 leverage capital	10.25%	8.85%	8.07%	8.95%	8.65%

In addition to financial ratios based on measures defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity and tangible asset measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. Management believes the ratio of tangible shareholders’ equity to tangible assets to be important to investors who are interested in evaluating the adequacy of the Company’s capital levels.  Tangible book value per share is defined by the Company as tangible shareholders’ equity divided by total common shares outstanding.  Management believes that tangible book value per share is important to investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets.  The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measure as reflected in the Company’s unaudited consolidated financial statements:

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Tangible Assets:
Total assets	$13,397,198	$12,995,851	$13,615,010	$13,167,867	$13,480,218
Less: Goodwill	275,173	271,297	270,097	270,097	268,966
Identifiable intangible assets	17,329	16,613	19,624	23,533	28,164
Total tangible assets	$13,104,696	$12,707,941	$13,325,289	$12,874,237	$13,183,088

Tangible Shareholders' Equity
Total shareholders' equity	$1,449,052	$1,262,912	$1,222,244	$1,276,296	$1,240,260
Less: Goodwill	275,173	271,297	270,097	270,097	268,966
Identifiable intangible assets	17,329	16,613	19,624	23,533	28,164
Total tangible shareholders' equity	$1,156,550	$975,002	$932,523	$982,666	$943,130

Total shares outstanding	94,437,552	83,483,796	83,481,737	83,450,296	83,105,100

Tangible shareholders' equity to
tangible assets	8.83%	7.67%	7.00%	7.63%	7.15%

Tangible book value per share	$12.25	$11.68	$11.17	$11.78	$11.35

FINANCIAL HIGHLIGHTS

The Company reported net income of $84.3 million for 2012 compared to $37.6 million for 2011 and $22.9 million for 2010.  The decreased provision for credit losses was the most significant factor contributing to the increase in earnings in both 2012 compared to 2011 and 2011 compared to 2010, as the provision for credit losses was $28.0 million in 2012 compared to $130.1 million in 2011 and $204.0 million in 2010.  Net charge-offs decreased to $58.7 million, or 0.67% of average loans and leases, in 2012 from $131.9 million, or 1.44% of average loans and leases, in 2011 compared to $183.1 million, or 1.90% of average loans and leases, in 2010.   The decrease in the provision for credit losses from 2011 to 2012 and from 2010 to 2011 reflected the impact of significant decreases in NPL formation during both 2012 and 2011, as NPLs decreased to $233.6 million at December 31, 2012 after having decreased to $322.3 million at December 31, 2011 from $394.4 million at December 30, 2010.  The impact of the economic environment continues to be evident on real estate consumer mortgage, commercial and construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Prior to 2012, many of these loans had become collateral-dependant, requiring recognition of additional loan loss provisions or charge-offs to reflect the decline in real estate values.  During 2012, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio, as evidenced by the decrease in that portfolio’s nonaccrual loans of $66.5 million to $66.6 million at December 31, 2012 from $133.1 million at December 31, 2011.
    The primary source of revenue for the Company is net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue for 2012 was $414.6 million, compared to $434.9 million for 2011 and $441.1 million for 2010.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s long-term objectives is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The Company experienced an increase in lower rate savings deposits and a decrease in higher rate average demand deposits, other time deposits and long-term borrowing, which resulted in a decrease in interest expense of $31.1 million, or 30.2%, in 2012 compared to 2011.  The 4.7% decrease in net interest revenue in 2012 compared to 2011 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand and loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity, as interest revenue decreased $51.4 million, or 9.6%, in 2012 compared to 2011.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Alabama, Texas and Louisiana markets.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.   Noninterest revenue for 2012 was $280.1 million, compared to $270.8 million for 2011 and $264.1 million for 2010.  One of the primary contributors to the increase in noninterest revenue was the increase in mortgage lending revenue to $56.9 million in 2012 compared to $17.1 million in 2011.  The increase in mortgage lending revenue was primarily related to the increase in mortgage originations.  Mortgage origination volume increased in 2012 to $2.0 billion from $1.2 billion in 2011.  The increased level of mortgage origination volume resulted in an increase in origination revenue to $53.3 million in 2012 from $24.3 million in 2011.  Also contributing to the increase in mortgage lending revenue in 2012 compared to 2011 was the change in fair value of MSRs.  The fair value of MSRs decreased $3.2 million in 2012 compared to a decrease of $14.0 million in 2011.
The increase in noninterest revenue was somewhat offset by the decreases in securities gains, service charges and credit card, debit card and merchant fees.  Securities gains decreased to approximately $442,000 in 2012 from $12.1 million in 2011.  During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value at December 31, 2012 and 2011.
Service charges and credit card, debit card and merchant fee income decreased 14.7% and 25.2%, respectively, in 2012 compared to 2011. Service charges decreased primarily as a result of a lower volume of items processed and changes in banking regulations related to overdraft fees.  Credit card, debit card and merchant fee income decreased primarily as a result of the impact of the implementation of the Durbin Amendment, which reduced debit card revenue by $10.2 million in 2012.  Insurance commissions increased 3.7%  in 2012 compared to 2011 and increased 5.8% in 2011 compared to 2010 as a result of new policies written and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. on July 2, 2012.  Other miscellaneous income decreased 8.9% in 2012 compared to 2011 primarily as a result of gains of $2.2 million on the dispositions of fixed assets during 2011.  No such gains were recognized in 2012.
Noninterest expense for 2012 was $549.2 million, an increase of 2.9% from $533.6 million for 2011, which was an increase of 9.6% from $487.0 million for 2010.  The increase in noninterest expense in 2012 compared to 2011 was primarily a result of increases in salaries and employee benefits and foreclosed property expense.  The increase in salaries and employee benefits was primarily related to increases in employee benefits and incentive compensation during 2012 compared to 2011, including the cost of employee health care benefits and pension expenses.   Foreclosed property expense increased $11.6 million, or 41.8%, to $39.4 million in 2012 compared to $27.8 million in 2011 primarily as a result of the Company experiencing losses on the sale of other real estate owned (“OREO”).    This increase was somewhat offset by the decreases in prepayment penalty on Federal Home Loan Bank (“FHLB”) borrowings, deposit insurance assessments and other miscellaneous expense.  A $9.8 million prepayment penalty was recorded in 2011 related to the early repayment of FHLB advances during the second quarter of 2011, and no such prepayment was recorded in 2012.  The decrease in deposit insurance assessments in 2012 compared to 2011 was a result of improvement evidenced in various variables utilized by the FDIC in calculating the deposit insurance assessment.  Other miscellaneous expense in 2011 included $3.1 million recorded as a result of the closure of 22 branch offices during the third quarter of 2011 under the Company’s branch optimization project with no such expense recorded in 2012.  Income tax expense increased in 2012 and 2011 primarily as a result of the increase in pretax income in 2012 compared to 2011 and in 2011 compared to 2010.  The major components of net income are discussed in more detail in the various sections that follow.
The Company continued its commitment to maintaining a strong capital base as its total shareholders’ equity to total assets ratio was 10.82%, 9.72%, and 8.98% at December 31, 2012, 2011 and 2010, respectively.  Also, noninterest bearing demand deposits and savings deposits increased 12.1% and 15.5%, respectively, at December 31, 2012 compared to December 31, 2011.

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

Allowance for Credit Losses
The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings.  Provisions for credit losses are made to reserve for estimated probable losses on loans and leases.  The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments.  The use of different estimates or assumptions could produce different provisions for credit losses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information.  At December 31, 2012, the allowance for credit losses was $164.5 million, representing 1.90% of total loans and leases, net of unearned income.

Other Real Estate Owned
OREO, consisting of assets that have been acquired through foreclosure or in satisfaction of loans, is carried at the lower of cost or fair value, less estimated selling costs.  Fair value is based on independent appraisals and other relevant factors.  OREO is revalued on an annual basis or more often if market conditions necessitate.  Valuation adjustments required at foreclosure are charged to the allowance for credit losses.  Subsequent valuation adjustments on the periodic revaluation of the property are charged to net income as noninterest expense.  Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during the past two years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO.

Goodwill
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company’s annual goodwill impairment evaluation performed during the fourth quarter of 2012 indicated no impairment of goodwill for its reporting segments as the estimated fair value exceeded the respective carrying value by 23% for the Company’s Community Banking reporting segment and by 26% for the Company’s Insurance Agencies reporting segment.  Therefore, no goodwill impairment was recorded during 2012.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $275.2 million at December 31, 2012.

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

Mortgage Servicing Rights
The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (“MSRs”).  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”).  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.  At December 31, 2012, the Company’s mortgage servicing asset was valued at $37.9 million.

Pension and Postretirement Benefits
Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability.  Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate.  Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate.  Changes in these estimates could impact earnings.  For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase.  In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases.  The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”).  In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio.  In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts.  The Company used an expected rate of return of 6% on plan assets for 2012.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 30, 2012 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.05% for the Basic Plan, 3.65% for the Restoration Plan and 2.85% for the Supplemental Plan based on a December 31, 2012 measurement date.

RESULTS OF OPERATIONS

Net Interest Revenue
Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the Company’s long-term objectives is to manage interest earning assets and interest bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2012:

	2012			2011			2010
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in thousands, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$8,719,399	$428,998	4.92%	$9,159,431	$464,413	5.07%	$9,621,529	$500,108	5.20%
Loans held for sale	91,215	3,033	3.33%	53,504	2,219	4.15%	68,980	3,024	4.38%
Held-to-maturity securities:
Taxable (3)	-	-	-	547,471	13,266	2.42%	985,606	36,718	3.73%
Non-taxable (4)	-	-	-	133,827	8,673	6.48%	236,530	16,014	6.77%
Available-for-sale securities:
Taxable (5)	2,035,628	39,849	1.96%	1,667,936	44,243	2.65%	863,091	32,033	3.71%
Non-taxable (6)	455,270	25,627	5.63%	271,170	16,897	6.23%	71,869	5,039	7.01%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	659,459	1,714	0.26%	310,052	868	0.28%	376,328	961	0.26%
Total interest earning
assets and revenue	11,960,971	499,221	4.17%	12,143,391	550,579	4.53%	12,223,933	593,897	4.86%
Other assets	1,290,436			1,347,685			1,293,963
Less: allowance for credit losses	(184,131)			(211,029)			(213,060)

Total	$13,067,276			$13,280,047			$13,304,836

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:

Demand - interest bearing	$4,784,011	$16,111	0.34%	$4,907,058	$22,646	0.46%	$4,649,235	$35,187	0.76%
Savings	1,078,302	2,697	0.25%	943,317	3,211	0.34%	784,504	3,576	0.46%
Other time	2,773,953	39,797	1.43%	3,322,733	61,709	1.86%	3,782,727	83,999	2.22%
Federal funds purchased,securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	382,167	330	0.09%	437,589	555	0.13%	539,524	1,384	0.26%
Junior subordinated debt securities	160,312	11,502	7.17%	160,312	11,451	7.14%	160,312	11,461	7.15%
Long-term FHLB borrowings	33,500	1,396	4.17%	66,673	3,368	5.05%	111,547	6,013	5.38%
Total interest bearing
liabilities and expense	9,212,245	71,833	0.78%	9,837,682	102,940	1.05%	10,027,849	141,620	1.41%
Demand deposits -
noninterest bearing	2,300,428			2,078,298			1,890,979
Other liabilities	140,936			123,299			144,687
Total liabilities	11,653,609			12,039,279			12,063,515
Shareholders' equity	1,413,667			1,240,768			1,241,321
Total	$13,067,276			$13,280,047			$13,304,836
Net interest revenue-FTE		$427,388			$447,639			$452,277
Net interest margin-FTE			3.57%			3.69%			3.70%
Net interest rate spread			3.39%			3.49%			3.45%
Interest bearing liabilities to
interest earning assets			77.02%			81.01%			82.03%
(1) Includes taxable equivalent adjustment to interest of approximately $3,387,000, $3,337,000 and $3,326,000 in 2012, 2011 and 2010, respectively, using an effective tax rate of 35%.
(2) Non-accrual loans are included in Loans and leases (net of unearned income).
(3) Includes taxable equivalent adjustments to interest of approximately $186,000 in 2011 and $440,000 in 2010 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of approximately $3,035,000 and $5,605,000 in 2011 and 2010, respectively, using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of approximately $441,000 and $254,000 in 2012 and 2011, respectively, using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of approximately $8,969,000, $5,914,000 and $1,764,000 in 2012, 2011 and 2010, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE decreased 4.5% to $427.4 million in 2012 from $447.6 million in 2011, which represented a decrease of 1.0% from $452.3 million in 2010.  The decrease in net interest revenue-FTE for 2012 compared to 2011 was primarily a result of the increase in short-term investments resulting from excess liquidity coupled with the continued lack of loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.  The decrease in net interest revenue-FTE for 2011 compared to

2010 was primarily a result of decreased net loans and leases combined with the continued declining loan yeilds and the increase in average lower rate securities.  The decrease in net interest revenue in 2011 was somewhat offset by the decrease in higher rate long-term FHLB borrowings and other time deposits, resulting in a decrease in interest expense related to those borrowings to $3.4 million for 2011 compared to $6.0 million for 2010.  The yield on interest earning assets declined 36 basis points to 4.17% in 2012 from 4.53% in 2011, which exceeded the decline of 27 basis points in the average rate paid on interest bearing libilities to .78% in 2012 from 1.05% in 2011.  The yield on interest earning assets declined 33 basis points to 4.53% in 2011 from 4.86% in 2010 and the average rate paid on interest bearing liabilities declined 36 basis points to 1.05% in 2011 compared to 1.41% in 2010.  The declining loan yields experienced by the Company in 2012 and 2011 were a result of reduced interest rates with this decline being somewhat offset by the mpact of the interest rate floors evident on a portion of the Company's variable rate loans.  The effect of the interest rate floors on the Company's variable rate loans is more fully discussed in "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Interest Rate Sensitivity."
Interest revenue-FTE decreased 9.3% to $499.2 million in 2012 from $550.6 million in 2011, which represented a decrease of 7.3% from $593.9 million in 2010.  The decreases in interest revenue-FTE in 2012 and 2011 were primarily a result of the declining loan yields on decreased net loans and leases, as interest rates were at historically low levels with the 2012 decrease also impacted by increased lower rate short-term investments, resulting in an overall decrease in the yield on average interest earning assets of 36 basis points during 2012 and 33 basis points during 2011.  Average interest earning assets decreased $182.4 million, or 1.5%, to $12.0 billion in 2012 and decreased $80.5 million, or 0.7%, to $12.1 billion in 2011 from $12.2 billion in 2010.  The decrease in average interest-earning assets during 2012 was primarily a result of the larger decrease in net loans and leases and securities than the increase in short-term investments resulting from excess liquidity.  The decrease in average interest earning assets during 2011 was primarily a result of the larger decreases in net loans and leases and short-term investments than the increase in securities, as the decrease in deposits resulted in less funds to invest in securities.
Interest expense decreased 30.2% to $71.8 million in 2012 from $102.9 million in 2011, which represented a decrease of 27.3% from $141.6 million in 2010.  The decrease in interest expense during 2012 was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposits and their corresponding rates, coupled with the decrease in higher rate long-term FHLB borrowings, resulting in an overall decrease in the average rate paid of 27 basis points.  The decrease in interest expense during 2011 was a result of the increase in average lower cost interest bearing demand deposits combined with the decrease in other time deposit rates and the decrease in average long-term deposits and long-term deposit rates, resulting in an overall decrease in the average rate paid of 36 basis points.  Average interest bearing liabilities decreased $625.4 million, or 6.4%, to $9.2 billion in 2012 after decreasing $190.2 million, or 1.9%, from $10.0 billion in 2010.  The decrease in average interest bearing liabilities in 2012 compared to 2011 was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits, other time deposits, short-term borrowings and long-term borrowings.  The decrease in interest bearing liabilities in 2011 compared to 2010 was primarily a result of the decrease in short-term and long-term borrowings.
Net interest margin-FTE for 2012 was 3.57%, a decrease of 12 basis points from 3.69% for 2011, which represented a decrease of one basis point from 3.70% for 2010.  The decrease in the net interest margin-FTE for 2012 was primarily a result of weak loan demand, competitive pressure on loan pricing resulting in loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity and an increase in short-term investments having lower yields than those earned on the loan portfolio.  The slight decrease in the net interest margin-FTE for 2011 compared to 2010 was primarily a result of the combination of increased average deposits and weak loan demand resulting in higher levels of average investments with lower yields than those earned on the loan portfolio.  During 2011, the Company was somewhat able to mitigate the effect of lower loan yields by increasing lower cost demand deposits and decreasing higher rate time deposits.
Net interest revenue-FTE may also be analyzed by segregating the rate and volume components of interest revenue and interest expense.  The table below presents an analysis of rate and average volume change in net interest revenue from 2011 to 2012 and from 2010 to 2011.  Changes that are not solely a result of volume or rate have been allocated to volume.

	2012 over 2011 - Increase (Decrease)			2011 over 2010 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate	Total	Volume	Rate	Total
INTEREST REVENUE	(In thousands)
Loans and leases (net of unearned
income)	$(21,650)	$(13,765)	$(35,415)	$(23,430)	$(12,265)	$(35,695)
Loans held for sale	1,254	(440)	814	(642)	(163)	(805)
Held-to-maturity securities:
Taxable	-	(13,266)	(13,266)	(10,617)	(12,835)	(23,452)
Non-taxable	-	(8,673)	(8,673)	(6,656)	(685)	(7,341)
Available-for-sale securities:
Taxable	7,198	(11,592)	(4,394)	21,349	(9,139)	12,210
Non-taxable	10,363	(1,633)	8,730	12,419	(561)	11,858
Federal funds sold, securities
purchased under agreement to
resell and short-term investments	908	(62)	846	(186)	93	(93)
Total decrease	(1,927)	(49,431)	(51,358)	(7,763)	(35,555)	(43,318)

INTEREST EXPENSE
Demand deposits - interest bearing	(414)	(6,121)	(6,535)	1,190	(13,731)	(12,541)
Savings deposits	338	(852)	(514)	541	(906)	(365)
Other time deposits	(7,873)	(14,039)	(21,912)	(8,543)	(13,747)	(22,290)
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings and
other short term borrowings	(48)	(177)	(225)	(129)	(700)	(829)
Junior subordinated debt
securities	-	51	51	-	(10)	(10)
Long-term FHLB borrowings	(1,382)	(590)	(1,972)	(2,278)	(367)	(2,645)
Total decrease	(9,379)	(21,728)	(31,107)	(9,219)	(29,461)	(38,680)

Total net increase (decrease)	$7,452	$(27,703)	$(20,251)	$1,456	$(6,094)	$(4,638)
Interest Rate Sensitivity
The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at December 31, 2012:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$979,800	$-	$-	$-
Available-for-sale securities	194,662	359,427	1,051,941	828,002
Loans and leases, net of unearned income	3,747,301	1,536,738	2,834,598	518,352
Loans held for sale	102,308	543	3,133	23,154
Total interest earning assets	5,024,071	1,896,708	3,889,672	1,369,508
INTEREST BEARING LIABILITIES:
Interest bearing demand and
savings deposits	5,945,281	-	-	-
Other time deposits	435,221	1,081,520	1,080,743	212
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings and
other short-term borrowings	414,611	-	-	-
Long-term FHLB borrowings and junior
subordinated debt securities	-	-	3,500	190,312
Other	-	-	55	-
Total interest bearing liabilities	6,795,113	1,081,520	1,084,298	190,524
Interest rate sensitivity gap	$(1,771,042)	$815,188	$2,805,374	$1,178,984
Cumulative interest sensitivity gap	$(1,771,042)	$(955,854)	$1,849,520	$3,028,504

In the event interest rates increase after December 31, 2012, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds would increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after December 31, 2012, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at December 31, 2012 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.  The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.
As of December 31, 2012, the Bank had $1.8 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.53%, an average maturity of 31 months and a fully-indexed interest rate of 3.72% at December 31, 2012.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At December 31, 2012, the Company had $784.7 million, $1.1 billion and $699.8 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of December 31, 2012 and 2011 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure would be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.  For the tables below, management assumed all non-maturity deposits had an average life of one day for calculating EVE.  In addition, management assumed a beta value of 1, or 100%, for all non-term deposits for purposes of calculating net interest income instantaneous rate shocks.  “Beta,” in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.  Calculations using the aforementioned assumptions are designed to delineate maximum risk exposure.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2012	December 31, 2011
+400 basis points	-7.1%	-14.7%
+300 basis points	-6.0%	-11.7%
+200 basis points	-4.8%	-8.7%
+100 basis points	-2.9%	-4.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2012	December 31, 2011
+400 basis points	-9.2%	-36.7%
+300 basis points	-7.6%	-28.8%
+200 basis points	-5.7%	-20.3%
+100 basis points	-3.2%	-10.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2012	December 31, 2011
+200 basis points	-5.3%	-6.7%
-200 basis points	NM	NM
NM=not meaningful

For the tables below, average life assumptions and beta values for non-maturity deposits were estimated based on the historical behavior rather than assuming an average life of one day and a beta value of 1, or 100%.  Historical behavior suggests that non-maturity deposits have longer average lives for which to discount expected cash flows and lower beta values for which to re-price expected cash flows.  The former results in a higher premium derived from the present value calculation, while the latter results in a slower rate of change and lower change in interest rate paid given a change in market rates.  Both have a positive impact on the EVE calculation for rising rate shocks.  Calculations using these assumptions are designed to delineate more precise risk exposure under the various shock scenarios.  While the falling rate shocks are not considered meaningful in the historically low interest rate environment, the risk profile would be negatively impacted by downward rate shifts under these assumptions.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2012	December 31, 2011
+400 basis points	24.1%	NA
+300 basis points	21.3%	NA
+200 basis points	17.4%	NA
+100 basis points	8.1%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2012	December 31, 2011
+400 basis points	27.1%	NA
+300 basis points	22.6%	NA
+200 basis points	15.9%	NA
+100 basis points	12.7%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2012	December 31, 2011
+200 basis points	8.1%	NA
-200 basis points	NM	NM
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
Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The Loan Loss Committee is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses.  The Loan Loss Committee meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The Loan Loss Committee is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established a real estate risk management group and an impairment committee (the “Impairment Committee”).  The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral.  The Impairment Committee is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his credit administrator is required to prepare an impairment analysis to be reviewed by the Impairment Committee.  The Impairment Committee deems that a loan is impaired if it is probable that the Company will be unable to collect the contractual principal and interest on the loan.  The Impairment Committee also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The Impairment Committee meets on a monthly basis.
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
Loans of $500,000 or more that become 60 or more days past due are identified for review by the Impairment Committee, which decides whether an impairment exists and to what extent a specific allowance for loss should be made.  Loans that do not meet these requirements may also be identified by management for impairment review.  Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition.  Each such loan is individually evaluated for impairment.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The Impairment Committee reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $500,000 that have characteristics of potential impairment, such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers, and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions.
At December 31, 2012, impaired loans totaled $156.7 million, which was net of cumulative charge-offs of $49.3 million.  Additionally, the Company had specific reserves related to impaired loans of $10.5 million included in the allowance for credit losses.  Impaired loans at December 31, 2012 were primarily from the Company’s residential construction, acquisition and development real estate and commercial real estate portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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
An analysis of the allowance for credit losses for the five years ended December 31, 2012 is provided in the following table:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$195,118	$196,913	$176,043	$132,793	$115,197

Loans and leases charged off:
Commercial and industrial	(12,362)	(17,337)	(11,879)	(9,534)	(7,124)
Real estate
Consumer mortgages	(13,122)	(10,186)	(25,639)	(13,917)	(8,161)
Home equity	(2,721)	(5,852)	(5,215)	(5,372)	(1,307)
Agricultural	(1,240)	(3,420)	(1,201)	(848)	(381)
Commercial and industrial-owner occupied	(9,015)	(10,302)	(9,200)	(4,033)	(1,970)
Construction, acquisition and development	(33,085)	(67,362)	(113,237)	(32,638)	(15,332)
Commercial	(12,728)	(17,436)	(14,084)	(3,584)	(814)
Credit cards	(2,221)	(3,072)	(4,559)	(4,770)	(3,636)
All other	(2,904)	(7,088)	(6,008)	(3,517)	(3,342)
Total loans and leases charged off	(89,398)	(142,055)	(191,022)	(78,213)	(42,067)

Recoveries:
Commercial and industrial	7,096	1,567	1,330	761	1,134
Real estate
Consumer mortgages	1,836	1,111	1,448	824	532
Home equity	496	185	179	109	30
Agricultural	126	123	12	2	-
Commercial and industrial-owner occupied	2,696	393	399	297	75
Construction, acquisition and development	8,407	3,951	1,706	128	263
Commercial	8,538	1,045	845	189	23
Credit cards	527	803	829	617	319
All other	1,024	1,001	1,128	1,212	1,537
Total recoveries	30,746	10,179	7,876	4,139	3,913

Net charge-offs	(58,652)	(131,876)	(183,146)	(74,074)	(38,154)

Provision charged to operating expense	28,000	130,081	204,016	117,324	56,176
Other, net	-	-	-	-	(426)
Balance, end of period	$164,466	$195,118	$196,913	$176,043	$132,793

Loans and leases, net of unearned
income - average	$8,719,399	$9,159,431	$9,621,529	$9,734,580	$9,429,963

Loans and leases, net of unearned
income - period end	$8,636,989	$8,870,311	$9,333,107	$9,775,136	$9,691,277

RATIOS
Net charge-offs to average loans and leases	0.67%	1.44%	1.90%	0.76%	0.40%
Provision for credit losses to average
loans and leases, net of unearned income	0.32%	1.42%	2.12%	1.21%	0.60%
Allowance for credit losses to loans and
leases, net of unearned income	1.90%	2.20%	2.11%	1.80%	1.37%
Allowance for credit losses to net charge-
offs (annualized)	280.41%	147.96%	107.52%	237.66%	348.04%

Net charge-offs decreased $73.2 million, or 55.5%, in 2012 compared to 2011, and decreased $51.3 million, or 28.0%, in 2011 compared to 2010.  Net charge-offs as a percentage of average loans and leases decreased to 0.67% in 2012 compared to 1.44% in 2011 after having decreased from 1.90% in 2010.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segments of the Company's loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers' weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan's repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in decreased levels of charge-offs in 2012 and 2011, as updated apraisals came in closer to loan carrying values.  The decreased level of charge-offs in 2012 and 2011 resulted in increases in the ratio of the allowance for credit losses to annualized charge-offs to 280.41% in 2012 and 147.96% in 2011 compared to 107.52% in 2010.
The provision for credit losses decreased $102.1 million to $28.0 million in 2012 compared to $130.1 million in 2011 after having decreased from $204.0 million in 2010 as a result of decreases in net charge-offs, declines in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and significant decreases in NPLs.  As of December 31, 2012 and 2011, 76% and 85%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 71% and 68% of their contractual principal balance at December 31, 2012 and 2011, respectively.  Nonaccrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.
The allowance for credit losses decreased $30.7 million to $164.5 million at December 31, 2012 compared to $195.1 million at December 31, 2011 after decreasing only $1.8 million from $196.9 million at December 31, 2010.  The decrease in the allowance for credit losses at December 31, 2012 compared to December 31, 2011 and 2010 was a result of improving credit metrics in 2012, including reductions in classified, non-performing and impaired loans and lower net charge-off levels in 2012 compared to 2011 and 2010.  For more information about the Company’s classified, non-performing and impaired loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” of this Report.
The breakdown of the allowance by loan and lease segment and class is based, in part, on evaluations of specific loan and lease histories and on economic conditions within specific industries or geographical areas.  Accordingly, because all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of any future allowance for losses.  The following tables present (i) the breakdown of the allowance for credit losses by loan and lease segment and class and (ii) the percentage of each segment and class  in the loan and lease portfolio to total loans and leases at the dates at December 31 of each of the years indicated:

	2012		2011		2010
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$23,286	17.1%	$20,724	16.6%	22,479	16.1%
Real estate
Consumer mortgages	35,966	21.6	36,529	21.8	35,540	20.8
Home equity	6,005	5.6	8,630	5.8	7,305	5.8
Agricultural	3,301	3.0	3,921	2.7	4,997	2.7
Commercial and industrial-owner occupied	20,178	15.4	21,929	14.6	20,403	14.2
Construction, acquisition and development	21,905	8.5	45,562	10.2	59,048	12.5
Commercial	40,081	20.2	39,444	19.7	33,439	19.4
Credit cards	3,611	1.2	4,021	1.2	4,126	1.1
All other	10,133	7.4	14,358	7.4	9,576	7.4
Total	$164,466	100.0%	$195,118	100.0%	196,913	100.0%

	2009		2008
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$21,154	15.1%	$19,150	14.7%
Real estate
Consumer mortgages	37,048	20.5	31,158	21.5
Home equity	7,218	5.6	5,689	5.3
Agricultural	4,192	2.7	3,167	2.4
Commercial and industrial-owner occupied	22,989	14.7	17,982	15.0
Construction, acquisition and development	46,193	14.9	29,771	17.4
Commercial	26,694	18.4	17,899	16.1
Credit cards	3,481	1.1	1,572	1.0
All other	7,074	7.0	6,405	6.6
Total	$176,043	100.0%	$132,793	100.0%

Noninterest Revenue
The components of noninterest revenue for the years ended December 31, 2012, 2011 and 2010 and the percentage change between such years are shown in the following table:

	2012		2011			2010
	Amount	% Change	Amount	% Change		Amount
	(Dollars in thousands)
Mortgage lending	$56,919	233.5%	$17,069	(42.6	) %	$29,745
Credit card, debit card and merchant fees	31,705	(25.2)	42,373	12.5		37,663
Service charges	56,877	(14.7)	66,670	(5.7)		70,690
Trust income	11,913	(2.2)	12,186	9.3		11,149
Securities gains, net	442	(96.4)	12,127	372.1		2,569
Insurance commissions	90,138	3.7	86,918	5.8		82,172
Annuity fees	2,243	(32.5)	3,323	34.3		2,474
Brokerage commissions and fees	6,714	13.5	5,918	7.4		5,512
Bank-owned life insurance	8,074	5.4	7,662	(1.0)		7,737
Other miscellaneous income	15,124	(8.9)	16,599	15.0		14,433

Total noninterest revenue	$280,149	3.4%	$270,845	2.5%		$264,144

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

      In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2012, 14 mortgage loans totaling $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $782,000 were recognized related to these repurchased and make whole loans.  During 2011, seven mortgage loans totaling approximately $803,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $181,000 were recognized related to these repurchased and make whole loans.
At December 31, 2012, the Company had reserved approximately $729,000 for potential losses from representation and warranty obligations, compared to a reserve of approximately $959,000 at December 31, 2011.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.  The decrease in the reserve at December 31, 2012 compared to December 31, 2011 was primarily related to a global repurchase settlement with a third party of approximately $795,000 which limits liability for previously sold mortgage loans.  Under the terms of this agreement, loans sold prior to December 2012 are not eligible for repurchase indemnification or make whole.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $2.0 billion, $1.2 billion and $1.4 billion produced origination revenue of $53.3 million, $24.3 million and $28.6 million for 2012, 2011 and 2010, respectively.  The increase in mortgage origination revenue in 2012 compared to 2011 was a direct result of the increase in mortgage loan origination volumes during 2012 compared to 2011.  The decrease in customer demand for refinancing contributed to the decrease in mortgage loan origination volumes and the corresponding decrease in origination revenue in 2011 compared to 2010.
Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $14.4 million, $12.9 million and $11.9 million for 2012, 2011 and 2010, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $7.6 million, $6.2 million and $6.8 million for 2012, 2011 and 2010, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased $3.2 million, $14.0 million and $4.0 million in 2012, 2011 and 2010, respectively.

    The following table presents the Company’s mortgage lending operations for 2012, 2011 and 2010:

	2012		2011			2010
	Amount	% Change	Amount	% Change		Amount
	(Dollars in thousands)
Production revenue:
Origination	$53,296	119.5%	$24,286	(15.2	) %	$28,635
Servicing	14,435	11.6	12,929	8.5		11,920
Payoffs/Paydowns	(7,649)	(23.8)	(6,180)	9.7		(6,781)
Total	60,082	93.6	31,035	(8.1)		33,774
Market value adjustment	(3,163)	77.4	(13,966)	(246.6)		(4,029)
Mortgage lending revenue	$56,919	233.5	$17,069	(42.6)		$29,745

	(Dollars in millions)
Origination volume	$1,996	64.6	$1,213	(15.8)		$1,440

Outstanding principal balance of
mortgage loans serviced at year-end	$5,059	17.8	$4,293	10.9		$3,871

Credit card, debit card and merchant fees decreased in 2012 compared to 2011 as a result of the impact of the implementation of the Durbin Amendment, which was somewhat offset by the increases in the number and monetary volume of items processed.  Credit card, debit card and merchant fees increased in 2011 compared to 2010 as a result of an increase in the number and monetary volume of items processed.  As a result of the impact of the Durbin Amendment implementation, among other factors, debit card revenue decreased by $10.2 million in 2012 and by $3.0 million in 2011.
Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in a decrease in insufficient fund fees during 2012 compared to 2011 and in 2011 compared to 2010.  As a result, service charges on deposit accounts, which include insufficient fund fees, decreased in 2012 when compared to 2011 and in 2011 compared to 2010.  The Company has taken steps to mitigate the impact of these new regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income decreased in 2012 compared to 2011 primarily as a result of decreases in the value of assets under management or in custody, as revenue is earned on assets under management, combined with non-recurring fees received during 2011 that were not received during 2012.  Trust income increased in 2011 compared to 2010 primarily as a result of increases in the value of assets under management or in custody, as well as non-recurring fees received during 2011 that were not received during 2010.
Net securities gains of approximately $442,000, $12.1 million and $2.6 million were recorded in 2012, 2011 and 2010, respectively.  These amounts reflected the sales and calls of securities from the available-for-sale portfolio and held-to-maturity portfolio.  Some of the sales of available-for-sale securities in 2011 were previously classified as held-to-maturity, because during the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  Any sales of held-to-maturity securities occurred within three months of maturity and were so near maturity that management believed changes in interest rates would not have a significant impact on fair value.  The security activity in 2010 included an other-than-temporary impairment charge of $2.1 million with no other-than-temporary impairment charge recorded in 2012 or 2011.  The other-than-temporary impairment charge related to the Company’s investment in pooled trust preferred securities.  The fair value of these securities was negatively impacted by prevailing market conditions.  Subsequent to the other-than-temporary charges in 2010, the pooled trust preferred securities had no remaining book value.
Insurance commissions increased 3.7%  in 2012 compared to 2011 and increased 5.8% in 2011 compared to 2010 as a result of new policies written and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. on July 2, 2012.  Annuity fees decreased 32.5% in 2012 compared to 2011 as a result of fewer annuity sales combined with reduced commissions on those sales.  Annuity fees increased 34.3% in 2011 compared to 2010 as a result of customers shifting funds from lower rate deposit accounts to higher rate annuity products.  Brokerage commisions and fees increased in 2012 compared to 2011 as a result of the increase in sales of real estate investment trust products and increased in 2011 compared to 2010 because activity increased subsequent to the first quarter of 2010 as the financial markets recovered somewhat.  Bank-owned life insurance revenue increased 5.4% in 2012 compared to 2011 as a result of the Company recording life insurance proceeds of approximately $872,000 during 2012 compared to recording life insurance proceeds of approximately $658,000 during 2011.  Bank-owned life insurance revenue remained relatively stable in 2011 compared to 2010.
Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items.  Other miscellaneous income decreased 8.9% in 2012 compared to 2011 and increased 15.0% in 2011 compared to 2010 primarily as a result of gains of $2.2 million on the dispositions of fixed assets during 2011.

Noninterest Expense
The components of noninterest expense for the years ended December 31, 2012, 2011 and 2010 and the percentage change between years are shown in the following table:

	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$304,624	7.7%	$282,880	4.1%	$271,688
Occupancy, net	42,140	(0.5)	42,362	(1.5)	43,008
Equipment	20,849	(4.0)	21,707	(3.9)	22,598
Deposit insurance assessments	16,478	(22.7)	21,316	10.7	19,259
Prepayment penalty on FHLB borrowings	-	NM	9,778	NM	-
Advertising	4,869	(4.5)	5,098	(4.8)	5,354
Foreclosed property expense	39,406	41.8	27,796	51.4	18,355
Telecommunications	8,515	1.5	8,386	(11.4)	9,466
Public relations	5,434	(5.1)	5,727	(5.9)	6,088
Data Processing	10,234	5.8	9,677	59.5	6,068
Computer software	7,476	(0.3)	7,502	2.3	7,334
Amortization of intangibles	3,222	(3.1)	3,324	(15.0)	3,909
Legal fees	9,334	1.8	9,170	50.3	6,102
Postage and shipping	4,465	(7.2)	4,812	(4.6)	5,044
Other miscellaneous expense	72,147	(2.6)	74,098	18.1	62,760
Total noninterest expense	$549,193	2.9%	$533,633	9.6%	$487,033
NM = not meaningful

Salaries and employee benefits increased in 2012 compared to 2011 because of increased employee benefits and incentive compensation.  Salaries and employee benefits increased slightly in 2011 compared to 2010 primarily because of an increase in insurance commissions as insurance revenue increased over the same periods combined with an increase in the cost of employee health care benefits and pension expenses.  Pension plan costs, a component of salaries and employee benefits expense, increased in 2012 to $10.9 million after increasing in 2011 to $4.9 million from $3.7 million in 2010.  Occupancy expense remained relatively stable in 2012, 2011 and 2010.
Equipment expense decreased in 2012 and 2011 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses.  The decrease in deposit insurance assessments in 2012 compared to 2011 was a result of improvement evidenced in various variables utilized by the FDIC in calculating the deposit insurance assessment.  The increase in deposit insurance assessments in 2011 compared to 2010 was primarily a result of a slightly higher assessment rate.  Effective as of the second quarter of 2011, the FDIC bases the deposit insurance assessment on a redefined assessment base and a new scorecard method to calculate the assessment rate.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during 2012 or 2010.
Foreclosed property expense increased in 2012 and 2011 as the Company experienced losses on the sale and larger writedowns of OREO as a result of the decline in property values attributable to the prevailing economic environment combined with the increased other foreclosed property expenses as a result of the increase in the number of OREO properties during 2011 and the first half of 2012.  During 2012, the Company added $32.4 million to OREO through foreclosure.  Sales of OREO in 2012 were $81.2 million resulting in a net loss on sale of OREO of $8.4 million.  The components of foreclosed property expense for the years ended December 31, 2012, 2011 and 2010 and the percentage change between years are shown in the following table:
	2012		2011			2010
	Amount	% Change	Amount	% Change		Amount
	(Dollars in thousands)
Loss on sale of other real estate owned	$8,446	682.8%	$1,079	(71.3	) %	$3,762
Writedown of other real estate owned	21,726	6.7	20,353	95.1		10,432
Other foreclosed property expense	9,234	45.1	6,364	52.9		4,161
Total foreclosed property expense	$39,406	41.8%	$27,796	51.4%		$18,355

While the Company experienced some fluctuations in various components of other noninterest expense, including public relations, data processing, postage and shipping and amortization of intangibles, total noninterest expense remained relatively stable during 2012 compared to 2011.  The increase in the other components of noninterest expense in 2011 compared to 2012 primarily related to market increases and general inflation in the cost of services and supplies purchased by the Company during 2011, as well as accruals for litigation contingencies and a one-time expense of $3.1 million related to the closure of 22 branch offices under the Company’s branch optimization project.

Income Taxes
The Company recorded income tax expense of $33.3 million in 2012 compared to an income tax expense of $4.4 million in 2011 and an income tax benefit of $8.7 million in 2010.  The increase in income tax expense in 2012 was primarily a result of the increase in pre-tax income, which increased 179.5% in 2012 compared to 2011.  The increase in income tax expense in 2011 was primarily a result of the increase in pre-tax income, which increased 195.3% in 2011 compared to 2010, while tax preference items, such as tax-exempt interest income, remained relatively consistent with prior years.  The primary differences between the Company’s recorded expense for 2012 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were the effects of tax-exempt income and other tax preference items.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at December 31, 2012 were $12.2 billion, or 90.9% of total assets, compared with $11.8 billion, or 90.6% of total assets, at December 31, 2011.

Loans and Leases
The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 72.9% of average earning assets during 2012.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $8.6 billion at December 31, 2012, representing a 2.6% decrease from $8.9 billion at December 31, 2011.  The decrease in loans and leases, net of unearned income, was primarily a result of continued low loan demand in the markets served by the Company; however, the Company was able to replace some loan runoff with new loan production, particularly in its Alabama, Texas and Louisiana markets.

The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	2012	2011	2010	2009	2008
	(In thousands)

Commercial and industrial	$1,484,788	$1,484,967	$1,505,471	$1,484,011	$1,433,690
Real estate
Consumer mortgages	1,873,875	1,945,190	1,978,145	2,017,067	2,096,568
Home equity	486,074	514,362	543,272	550,085	511,480
Agricultural	256,196	239,487	252,292	262,069	234,024
Commercial and industrial-
owner occupied	1,333,103	1,301,575	1,331,473	1,449,554	1,465,027
Construction, acquisition and
development	735,808	908,362	1,148,161	1,459,503	1,689,719
Commercial	1,748,881	1,754,022	1,816,951	1,806,766	1,568,956
Credit cards	104,884	106,281	106,345	108,086	93,650
All other	649,143	657,012	694,241	685,845	647,753
Total gross loans and leases	$8,672,752	$8,911,258	$9,376,351	$9,822,986	$9,740,867

The following table shows the Company’s net loans and leases by collateral type as of December 31, 2012 by geographical location:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$70,132	$149,418	$386,799	$35,240	$17,170	$74,300	$249,405	$494,147	$1,476,611
Real estate
Consumer mortgages	109,585	262,899	709,251	44,513	79,221	160,906	454,607	52,893	1,873,875
Home equity	60,037	38,082	164,019	22,520	64,710	73,351	62,649	706	486,074
Agricultural	7,461	79,269	68,298	3,782	11,948	13,941	66,979	4,518	256,196
Commercial and industrial-owner occupied	120,318	155,015	494,957	77,951	88,980	89,935	253,088	52,859	1,333,103
Construction, acquisition and development	92,454	68,034	217,763	35,880	77,091	93,414	141,206	9,966	735,808
Commercial	208,676	331,575	353,067	189,993	104,101	98,811	392,027	70,631	1,748,881
Credit cards**	-	-	-	-	-	-	-	104,884	104,884
All other	32,122	82,825	180,836	8,210	54,332	50,815	97,473	114,944	621,557
Total	$700,785	$1,167,117	$2,574,990	$418,089	$497,553	$655,473	$1,717,434	$905,548	$8,636,989

* Excludes the Greater Memphis Area
** Credit card receivables are spread across all geographic regions but are not viewed by the Company's management as part of the geographic breakdown.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during 2012 increasing by 0.2% at December 31, 2012 compared to December 31, 2011.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained relatively stable, decreasing by 3.7% at December 31, 2012 compared to December 31, 2011.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower's financial condition, ability to repay, satisfactory credit history and the condition and value of collateral.  Properties securing home equity loans are generally located in the local market area of  the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding decreased 5.5% from December 31, 2011 to December 31, 2012.
    Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding increased 7.0% from December 31, 2011 to December 31, 2012.
    Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during 2012, increasing 2.4% from December 31, 2011 to December 31, 2012.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained relatively slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 19.0% from December 31, 2011 to December 31, 2012.
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
At December 31, 2012, the Company had $11.8 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $584,000 recognized as interest income during 2012.  The amount of such loans with interest reserves that were on non-accrual status was $1.6 million at December 31, 2012.  Interest income is not being recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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
The construction, acquisition and development portfolio is further categorized by risk characteristics into the following six categories: commercial acquisition and development; residential acquisition and development; multi-family construction; one-to-four family construction; commercial construction; and recreation and all other loans.  Construction, acquisition and development loans were $735.8 million and $908.4 million at December 31, 2012 and 2011, respectively.  The following table shows the Company’s net loans and leases in the construction, acquisition and development portfolio by geographical location at December 31, 2012:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$-	$-	$10	$-	$-	$4,550	$1,982	$-	$6,542
One-to-four family construction	23,399	11,962	40,781	5,342	8,155	41,344	34,930	89	166,002
Recreation and all other loans	1,520	8,709	12,610	301	3,120	3,552	13,851	-	43,663
Commercial construction	15,024	11,694	38,822	2,023	7,690	7,849	23,287	1,821	108,210
Commercial acquisition and development	12,019	16,913	50,102	8,099	18,962	12,360	23,998	1,298	143,751
Residential acquisition and development	23,264	17,354	67,656	8,089	19,963	16,558	38,018	4,740	195,642
Total	$75,226	$66,632	$209,981	$23,854	$57,890	$86,213	$136,066	$7,948	$663,810

Non-performing:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	3,649	227	2,167	2,698	1,896	117	254	382	11,390
Recreation and all other loans	-	17	44	-	777	167	172	-	1,177
Commercial construction	2,650	150	-	91	-	2,379	619	-	5,889
Commercial acquisition and development	3,049	93	1,369	1,658	6,824	2,442	2,359	1	17,795
Residential acquisition and development	7,880	916	4,202	7,579	9,704	2,096	1,735	1,635	35,747
Total	$17,228	$1,403	$7,782	$12,026	$19,201	$7,201	$5,139	$2,018	$71,998

Total:
Multi-family construction	$-	$-	$10	$-	$-	$4,550	$1,982	$-	$6,542
One-to-four family construction	27,048	12,189	42,948	8,040	10,051	41,461	35,184	471	177,392
Recreation and all other loans	1,520	8,726	12,654	301	3,897	3,719	14,023	-	44,840
Commercial construction	17,674	11,844	38,822	2,114	7,690	10,228	23,906	1,821	114,099
Commercial acquisition and development	15,068	17,006	51,471	9,757	25,786	14,802	26,357	1,299	161,546
Residential acquisition and development	31,144	18,270	71,858	15,668	29,667	18,654	39,753	6,375	231,389
Total	$92,454	$68,035	$217,763	$35,880	$77,091	$93,414	$141,205	$9,966	$735,808

* Excludes the Greater Memphis Area

The following table shows the maturity distribution of the Company’s net loans and leases in the construction, acquisition and development portfolio as of December 31, 2012:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$-	$4,479	$2,063	$-	$6,542
One-to-four family construction	1,366	161,548	14,197	281	177,392
Recreation and all other loans	777	12,759	25,692	5,612	44,840
Commercial construction	1,695	59,874	36,033	16,497	114,099
Commercial acquisition and development	8,689	73,772	76,645	2,440	161,546
Residential acquisition and development	2,709	136,417	85,005	7,258	231,389
Total	$15,236	$448,849	$239,635	$32,088	$735,808

Non-accrual loans:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	862	7,205	2,338	204	10,609
Recreation and all other loans	777	340	43	-	1,160
Commercial construction	1,695	2,509	1,685	-	5,889
Commercial acquisition and development	7,729	5,472	4,136	-	17,337
Residential acquisition and development	2,538	26,066	3,036	-	31,640
Total	$13,601	$41,592	$11,238	$204	$66,635
As of December 31, 2012, 61.0% of the loans in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities may occur prior to the completion of the related projects; and management expects that these loans will be renewed for an additional period of time.  The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR.  These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.
The following table presents the activity in the construction, acquisition and development nonaccrual loans for 2012:

(In thousands)
Balance at December 31, 2011	$133,110
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	25,567
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(32,823)
Foreclosures to OREO	(10,679)
Payments	(56,611)
Transfers to accrual status	(872)
Transfer from other loan category	8,943
Balance at December 31, 2012	$66,635

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at December 31, 2012 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 10.4% of the total construction, acquisition and development nonaccrual loan balance at December 31, 2012.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Company’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Real estate-commercial loans remained stable during 2012, decreasing 0.3% at December 31, 2012 compared to December 31, 2011.
    Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances remained stable in 2012, decreasing 1.3% at December 31, 2012 compared to December 31, 2011.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances remained stable during 2012, decreasing 0.9% at December 31, 2012 compared to December 31, 2011.
The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of December 31, 2012:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$918,311	$422,443	$135,857
Real estate
Consumer mortgages	434,002	1,057,930	381,943
Home equity	113,303	372,600	171
Agricultural	65,622	135,520	55,054
Commercial and industrial-owner occupied	253,294	672,319	407,490
Construction, acquisition and development	464,085	239,636	32,087
Commercial	410,818	1,010,203	327,860
Credit cards	104,884	-	-
All other	211,090	339,517	70,950
Total loans and leases, net of unearned income	$2,975,409	$4,250,168	$1,411,412

The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of net interest margin.  The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates.  The following table shows the interest rate sensitivity of the Company’s loans and leases, net of unearned income, due after one year as of December 31, 2012:

	Fixed	Variable
	Rate	Rate
	(In thousands)
Loan and lease portfolio Due after one year	$4,014,514	$2,193,483

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings.  The Company’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  NPAs consist of NPLs and other real estate owned, which consists of foreclosed properties.  NPAs, which are carried either in the loan account or other real estate owned on the Company’s consolidated balance sheets, depending on foreclosure status, were as follows at the end of each year presented:

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans and leases	$207,241	$276,798	$347,499	$144,013	$28,168
Loans 90 days or more past due, still accruing	1,210	3,434	8,500	36,301	33,373
Restructured loans and leases, but accruing	25,099	42,018	38,376	6,161	2,472
Total NPLs	233,550	322,250	394,375	186,475	64,013

Other real estate owned	103,248	173,805	133,412	59,265	46,317
Total NPAs	$336,798	$496,055	$527,787	$245,740	$110,330

NPLs to net loans and leases	2.70%	3.63%	4.23%	1.91%	0.66%
NPAs to net loans and leases	3.90%	5.59%	5.65%	2.51%	1.14%

NPLs decreased 27.5% in 2012 compared to 2011 and decreased 18.3% in 2011 compared to 2010.  Other real estate owned decreased 40.6% in 2012 compared to 2011 after increasing 30.3% in 2011 compared to 2010.  Included in NPLs at December 31, 2012 were $156.7 million of loans that were impaired.  These impaired loans had a specific reserve of $10.5 million included in the allowance for credit losses of $164.5 million at December 31, 2012, and were net of $49.3 million in partial charge-downs previously taken on these impaired loans.    NPLs at December 31, 2011 included $234.9 million of loans that were impaired and had a specific reserve of $39.7 million included in the allowance for credit losses of $195.2 million at December 31, 2011.  While restructured loans and leases still accruing decreased in 2012, the increase in restructured loans and leases still accruing in 2011 and 2010 reflected the increase in loans which met the criteria for disclosure as TDRs because payment terms or pricing had been modified by the Company or by orders under bankruptcy proceedings but which demonstrated sufficient performance to support the remaining principal and accrued interest.
The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at December 31 for the years indicated:

	2012	2011
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$206,072	$287,099
Cumulative charge offs on impaired loans	49,344	52,176
Outstanding balance of impaired loans	156,728	234,923

Other non-accrual loans and leases not impaired	50,513	41,875

Total non-accrual loans and leases	$207,241	$276,798

Allowance for impaired loans	10,541	39,708

Nonaccrual loans and leases, net of specific reserves	$196,700	$237,090

Loans and leases 90+ past due, still accruing	1,210	3,434
Restructured loans and leases, still accruing	25,099	42,018

Total non-performing loans and leases	$233,550	$322,250

Allowance for impaired loans	$10,541	$39,708
Allowance for all other loans and leases	153,925	155,410

Total allowance for credit losses	$164,466	$195,118

Outstanding balance of impaired loans	$156,728	$234,923
Allowance for impaired loans	10,541	39,708

Net book value of impaired loans	$146,187	$195,215

Net book value of impaired loans as a %
of unpaid principal balance	71%	68%

Coverage of other non-accrual loans and leases not impaired
by the allowance for all other loans and leases	305%	371%

Coverage of non-performing loans and leases not impaired
by the allowance for all other loans and leases	200%	178%

Non-accrual loans at December 31, 2012 reflected a decrease of $70.0 million, or 25.1%, to $207.2 million from $276.8 million at December 31, 2011 after decreasing $70.7 million, or 20.4%, from $347.5 million at December 31, 2010.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans during 2012 and 2011 was primarily recognized in the real estate construction, acquisition and development portfolio, as non-accrual loans in this portfolio decreased $66.5 million, or 49.9% to $66.6 million at December 31, 2012 after decreasing $78.4 million, or 37.1%, to $133.1 million at December 31, 2011 from $211.5 million at December 31, 2010.  The decrease in the real estate construction, acquisition and development portfolio resulted from charge-offs of previous non-accrual loans and a reduction in the non-accrual formation related to the real estate construction, acquisition and development portfolio combined with payment received on existing non-accrual loans.
    Of the construction, acquisition and development portfolio, which totaled $735.8 million at December 31, 2012, $480.7 million represented loans made by the Bank’s locations in Alabama, Mississippi and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  Residential acquisition and development loans were the largest component of the real estate construction, acquisition and development portfolio and totaled $231.4 million at December 31, 2012 with $151.3 million, or 65.4%, of such loans made by the Bank’s locations in Alabama, Mississippi and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Company’s total NPLs of $233.6 million at December 31, 2012, $121.4 million, or 52.0%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  Unlike the Bank’s NPL concentrations in Alabama, Mississippi and Tennessee which are being affected by the severe downturn in the housing market, the Missouri market’s NPLs are generally a result of borrowers experiencing financial difficulties, or difficulties with a specific project, rather than problems more associated with product types in specific geographic areas.  The NPLs in the Missouri market are represented by fewer and larger individual credits in the commercial real estate portfolio, some of which pre-date our acquisition of The Signature Bank in 2007.  The following table presents the Company’s NPLs by geographical location at December 31, 2012:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$700,785	$-	$37,616	$3,620	$41,236	5.9%
Arkansas*	1,167,117	74	24,174	3,700	27,948	2.4
Mississippi*	2,574,990	9	33,631	6,697	40,337	1.6
Missouri	418,089	-	35,732	3,111	38,843	9.3
Greater Memphis Area	497,553	14	24,629	4,222	28,865	5.8
Tennessee*	655,473	-	17,183	1,223	18,406	2.8
Texas and Louisiana	1,717,434	10	21,162	291	21,463	1.2
Other	905,548	1,103	13,114	2,235	16,452	1.8
Total	$8,636,989	$1,210	$207,241	$25,099	$233,550	2.7%

*Excludes the Greater Memphis Area

Other real estate owned decreased by $70.6 million to $103.2 million at December 31, 2012 compared to December 31, 2011 which was an increase of $40.4 million from $133.4 million at December 31, 2010.  The decrease in other real estate owned in 2012 was a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $81.4 million and $104.7 million at December 31, 2012 and 2011, respectively.  Restructured loans of $56.2 million and $62.7 million were included in the non-accrual loan category at December 31, 2012 and 2011, respectively.
The total amount of interest earned on NPLs was $4.3 million, $12.6 million, $11.2 million, $4.1 million and approximately $495,000 in 2012, 2011, 2010, 2009 and 2008, respectively.  The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to approximately $15.6 million, $18.7 million, $21.7 million, $8.4 million and $1.8 million in 2012, 2011, 2010, 2009 and 2008, respectively.
Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans the Bank considered impaired, which were included in NPLs, totaled $156.7 million, $234.9 million, $273.4 million, $128.5 million and $25.5 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively, with a valuation allowance of $10.5 million, $39.7 million, $40.7 million, $22.7 million and $9.1 million, respectively.
At December 31, 2012, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.
The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2012:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,426,498	$14,663	$29,876	$729	$-	$4,845	$1,476,611
Real estate
Consumer mortgage	1,691,682	32,840	131,141	2,907	198	15,107	1,873,875
Home equity	461,151	4,791	17,619	1,057	76	1,380	486,074
Agricultural	227,138	5,729	17,947	-	-	5,382	256,196
Commercial and industrial-owner occupied	1,202,111	31,087	82,816	369	-	16,720	1,333,103
Construction, acquisition and development	567,881	30,846	75,031	715	-	61,335	735,808
Commercial	1,524,262	53,455	120,591	160	-	50,413	1,748,881
Credit cards	104,884	-	-	-	-	-	104,884
All other	600,807	8,397	10,196	601	10	1,546	621,557
Total	$7,806,414	$181,808	$485,217	$6,538	$284	$156,728	$8,636,989

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which at the time do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At December 31, 2012, the Bank had $5.9 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the 90 days or more past due category or in the non-accrual loan and lease category which includes impaired loans.  See Note 5 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the Company’s internal loan classification system.
The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2012:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$7,799,802	$6,605	$7	$-	$7,806,414
Special Mention	180,025	1,009	774	-	181,808
Substandard	445,425	20,155	5,894	13,743	485,217
Doubtful	5,384	331	200	623	6,538
Loss	182	20	16	66	284
Impaired	113,987	1,195	4,633	36,913	156,728
Total	$8,544,805	$29,315	$11,524	$51,345	$8,636,989

While an increase of 45.8% occurred in the Special Mention category, all other loan grade categories decreased at December 31, 2012 compared to December 31, 2011, specifically the Substandard and Impaired categories which decreased 25.9% and 33.3%, respectively.  Of the $181.8 million of Special Mention loans and leases, 99.0% remained current as to scheduled repayment of principal and interest, with no Special Mention loans having outstanding balances that were 90 days or more past due at December 31, 2012.  Of the $485.2 million of Substandard loans and leases, 91.8% remained current as to scheduled repayment of principal and interest, with only 2.8% having outstanding balances that were 90 days or more past due at December 31, 2012.  Of the $156.7 million of Impaired loans and leases, 72.7% remained current as to scheduled repayment of principal and/or interest, with 23.6% having outstanding balances that were 90 days or more past due at December 31, 2012.
The following table provides details regarding the aging of the Company’s nonaccrual loans and leases by segment and class at December 31, 2012:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding
	(In thousands)
Commercial and industrial	$745	$182	$3,704	$4,631	$4,680	$9,311
Real estate
Consumer mortgages	1,316	4,762	13,308	19,386	16,747	36,133
Home equity	334	232	350	916	2,581	3,497
Agricultural	94	102	3,936	4,132	3,455	7,587
Commercial and industrial-owner occupied	292	287	2,914	3,493	17,417	20,910
Construction, acquisition and development	584	2,426	14,790	17,800	48,835	66,635
Commercial	3,498	2,133	10,469	16,100	41,556	57,656
Credit cards	26	55	246	327	88	415
All other	185	111	418	714	4,383	5,097
Total	$7,074	$10,290	$50,135	$67,499	$139,742	$207,241
At December 31, 2012, 56.0% of nonaccrual loans and leases were considered paying as agreed.  Nonaccrual loans that are considered paying as agreed include loans that are less than 30 days delinquent, require payments at least quarterly and are not being reviewed for restructure.
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
The following table provides additional details related to the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2012:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, but		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	Accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,476,611	$414	$9,311	$519	$10,244	0.7%
Real estate
Consumer mortgages	1,873,875	512	36,133	4,041	40,686	2.2
Home equity	486,074	-	3,497	-	3,497	0.7
Agricultural	256,196	10	7,587	445	8,042	3.1
Commercial and industrial-owner occupied	1,333,103	19	20,910	7,332	28,261	2.1
Construction, acquisition and development	735,808	-	66,635	5,363	71,998	9.8
Commercial	1,748,881	-	57,656	4,540	62,196	3.6
Credit cards	104,884	228	415	1,877	2,520	2.4
All other	621,557	27	5,097	982	6,106	1.0
Total	$8,636,989	$1,210	$207,241	$25,099	$233,550	2.7%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2012:

		90+ Days		Restructured		NPL as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, but		% of
Acquisition and Development	Outstanding	Accruing	Loans	Accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$6,542	$-	$-	$-	$-	-%
One-to-four family construction	177,392	-	10,609	781	11,390	6.4
Recreation and all other loans	44,840	-	1,160	17	1,177	2.6
Commercial construction	114,099	-	5,889	-	5,889	5.2
Commercial acquisition and development	161,546	-	17,337	458	17,795	11.0
Residential acquisition and development	231,389	-	31,640	4,107	35,747	15.4
Total	$735,808	$-	$66,635	$5,363	$71,998	9.8%

Securities
The Company uses the Bank’s securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits.  In evaluating the balance sheet during the second quarter of 2011, management determined that it would be in the Company’s best interest to prepay a portion of its long-term FHLB borrowings.  In the course of that evaluation, management also determined certain securities classified as held-to-maturity should be sold as their terms more closely aligned with the FHLB borrowings which assisted in the mitigation of interest rate risk.  Based on the change in intent not to hold to maturity, the Company transferred all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  The following tables show the carrying value of the Company’s held-to-maturity and available-for-sale securities by investment category at December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Held-to-maturity Securities:
U. S. Government agency
securities	$-	$-	$1,246,649
Taxable obligations of states
and political subdivisions	-	-	37,103
Tax-exempt obligations of states
and political subdivisions	-	-	329,267

Total	$-	$-	$1,613,019

	2012	2011	2010
	(In thousands)
Available-for-sale Securities:
U. S. Government agency
securities	$1,401,996	$1,501,243	$433,158
Government agency issued residential
mortgage-backed securities	366,875	404,610	503,229
Government agency issued commercial
mortgage-backed securities	91,445	34,599	29,994
Taxable obligations of states
and political subdivisions	110,731	113,343	38,019
Tax-exempt obligations of states
and political subdivisions	455,142	450,177	72,146
Collateralized debt obligations	-	-	-
Other securities	7,843	9,546	19,516

Total	$2,434,032	$2,513,518	$1,096,062

A portion of the Company's securities portfolio continues to be tax-exempt.  Investments in tax-exempt securities totaled $455.1 million at December 31, 2012, compared to $450.2 million at the end of 2011 and $401.4 million at the end of 2010.  The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non-rated securities and investments.
At December 31, 2012, the Company’s available-for-sale securities totaled $2.4 billion.  These securities, which are subject to possible sale, are recorded at fair value.  At December 31, 2012, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the maturities and weighted average yields at December 31, 2012 for the carrying value of the available-for-sale securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale Securities:
U. S. Government agency
securities	$435,627	$946,307	$20,062	$-	$1,401,996
Government agency issued residential
mortgage-backed securities	102,497	131,201	25,270	107,907	366,875
Government agency issued commercial
mortgage-backed securities	-	1,884	73,774	15,787	91,445
Obligations of states and political
subdivisions	23,781	129,012	59,423	353,657	565,873
Other	-	20	86	7,737	7,843
Total	$561,905	$1,208,424	$178,615	$485,088	$2,434,032

Weighted average yield	1.90%	1.68%	3.23%	5.39%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.
Net unrealized gains on available-for-sale securities as of December 31, 2012 totaled $68.1 million.  Net unrealized gains on available-for-sale securities as of December 31, 2011 totaled $65.5 million.

      The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s Investors Services as of December 31, 2012:

	Amortized Cost		Estimated Fair Value
	Amount	% of Total	Amount	% of Total
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$1,865,615	78.9%	$1,901,099	78.10%
Aa1 to Aa3	217,692	9.2%	233,486	9.59%
A1 to A3	24,873	1.1%	26,375	1.08%
Baa1 to Baa2	5,936	0.3%	6,056	0.25%
Not rated (1)	251,846	10.6%	267,016	10.97%
Total	$2,365,962	100.0%	$2,434,032	100.00%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $83.7 million and a market value of $90.1 million were rated A- or better by Standard & Poor’s Rating Services.

Goodwill
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segments is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company’s annual goodwill impairment evaluation performed during the fourth quarter of 2012 indicated no impairment of goodwill for its reporting segments as the estimated fair value exceeded the respective carrying value by 23% for the Company’s Community Banking reporting segment and by 26% for the Company’s Insurance Agencies reporting segment.  Therefore, no goodwill impairment was recorded.
In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $275.2 million and $271.3 million at December 31, 2012 and December 31, 2011, respectively.

Other Real Estate Owned
OREO was $103.2 million and $173.8 million at December 31, 2012 and 2011, respectively.  OREO at December 31, 2012 had aggregate loan balances at the time of foreclosure of $234.8 million.  The following table presents the Company’s OREO by geographical location and collateral type at December 31, 2012:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$395	$-	$106	$-	$-	$-	$-	$-	$501
Real estate
Consumer mortgages	1,714	173	2,220	-	961	624	760	3,665	10,117
Home equity	-	-	-	-	-	-	-	-	-
Agricultural	856	-	99	-	1,089	2,169	212	-	4,425
Commercial and industrial-owner occupied	155	146	1,602	-	2,630	66	146	-	4,745
Construction, acquisition and development	13,610	1,430	15,659	734	35,717	9,535	1,844	448	78,977
Commercial	478	1,420	3	263	819	76	176	-	3,235
All other	46	16	227	92	734	12	89	32	1,248
Total	$17,254	$3,185	$19,916	$1,089	$41,950	$12,482	$3,227	$4,145	$103,248

* Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the construction, acquisition and development portfolio at December 31, 2012 indicated that a majority of additions to OREO in the near-term might be from that category.
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
To attempt to ensure that OREO is carried at the lower of cost or fair value less estimated selling costs on an ongoing basis, new appraisals are obtained on at least an annual basis and the OREO carrying values are adjusted accordingly.  The type of appraisals typically used for these periodic reappraisals are “Restricted Use Appraisals,” meaning the appraisal is for client use only.   Other indications of fair value are also used to attempt to ensure that OREO is carried at the lower of cost or fair value.  These include listing the property with a broker and acceptance of an offer to purchase from a third party.  If an OREO property is listed with a broker at an amount less than the current carrying value, the carrying value is immediately adjusted to reflect the list price less estimated selling costs and if an offer to purchase is accepted at a price less that the current carrying value, the carrying value is immediately adjusted to reflect that sales price, less estimated selling costs.  The majority of the properties in OREO are actively marketed using a combination of real estate brokers, bank staff who are familiar with the particular properties and/or third parties.

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
The following table presents the Bank’s noninterest bearing, interest bearing, savings and other time deposits at December 31, 2012, 2011 and 2010 and the percentage change between years:

	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing deposits	$2,545	12.1%	$2,270	10.2%	$2,060
Interest bearing deposits	4,799	2.0	4,707	(4.6)	4,932
Savings	1,146	15.6	991	14.8	863
Other time	2,598	(13.0)	2,987	(17.8)	3,635
Total deposits	$11,088	1.2	$10,955	(4.7)	$11,490

Total deposits remained relatively stable at December 31, 2012 compared to December 31, 2011, increasing by $133.0 million.  The 4.7% decrease in deposits at December 31, 2011 compared to December 31, 2010 was primarily a result of the decrease in other time deposits of 17.8% to $2.9 billion at December 31, 2011 from $3.6 billion at December 31, 2010.
The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2012:

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$2,300,428	-	$2,078,298	-	$1,890,979	-
Interest bearing demand deposits	4,784,011	0.34%	4,907,058	0.46%	4,649,235	0.76%
Savings deposits	1,078,302	0.25%	943,317	0.34%	784,504	0.46%
Other time deposits	2,773,953	1.43%	3,322,733	1.86%	3,782,727	2.22%

Total deposits	$10,936,694		$11,251,406		$11,107,445
The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2012 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$181,138
Over three months through six months	176,226
Over six months through 12 months	318,576
Over 12 months	547,430
Total	$1,223,370

The average maturity of time deposits at December 31, 2012 was approximately 15 months, compared to approximately 14 months at December 31, 2011.

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB at December 31, 2012, compared to $1.5 million at December 31, 2011.  During the second quarter of 2011, the Company repaid $75.0 million in long-term borrowings from the FHLB decreasing the outstanding balance of long-term borrowings to $33.5 million.  The Company did not repay any long-term borrowings during 2012, and had an outstanding balance of $33.5 million at December 31, 2012.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2012.  The Company had federal funds purchased and securities sold under agreement to repurchase of $414.6 million and $373.9 million at December 31, 2012 and 2011, respectively.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $659.0 million at December 31, 2012.  Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.

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

Off-Balance Sheet Arrangements
In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  As of December 31, 2012, commitments to extend credit included $130.9 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements.  While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $198.3 million at December 31, 2012, with a carrying value and fair value reflecting a gain of $4.1 million, which has been recognized in the Company’s results of operations.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans.  At December 31, 2012, the Company had $231.2 million in such commitments to sell, with a carrying value and fair value reflecting a loss of approximately $536,000, which has been recognized in the Company’s results of operations.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital
The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 4%, 8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at December 31, 2012 and 2011 as follows:

	December 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$1,316,905	13.77%	$1,129,746	11.77%
Total capital (to risk-weighted assets)	1,437,320	15.03	1,250,801	13.03
Tier 1 leverage capital (to average assets)	1,316,905	10.25	1,129,746	8.85

The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at December 31, 2012 and 2011 as follows:

	December 31, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$1,191,567	12.48%	$1,099,369	11.46%
Total capital (to risk-weighted assets)	1,311,840	13.74	1,220,424	12.73
Tier 1 leverage capital (to average assets)	1,191,567	9.34	1,099,369	8.67

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
In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust.  The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities.  Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company upon obtaining approval of the Federal Reserve.  The $125.0 million in trust preferred securities issued by the Trust qualifies as Tier 1 capital under Federal Reserve Board guidelines.
The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company’s $30.5 million in assumed trust preferred securities qualifies as Tier 1 capital under Federal Reserve Board guidelines.  The $30.5 million in assumed trust preferred securities are currently callable at the option of the Company upon obtaining approval of the Federal Reserve.  See Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding Junior Subordinated Debt Securities.

Contractual Obligations
The Company has contractual obligations to make future payments on debt and lease agreements.  See Notes 10, 11, 12 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations.  The following table summarizes the Company’s contractual obligations at December 31, 2012:

	Payment Due by Period
		Less than	One to Three	Three to Five	More than
	Total	One Year	Years	Years	Five Years
Contractual obligations:	(In thousands)
Deposit maturities	$11,088,146	$10,007,190	$824,594	$256,149	$213
Junior subordinated debt	160,312	-	-	-	160,312
Long-term FHLB borrowings	33,500	-	3,500	-	30,000
Short-term FHLB and other borrowings	63	18	36	9	-
Operating lease obligations	17,363	5,072	5,102	2,812	4,377
Purchase obligations	38,891	27,983	6,716	2,999	1,193
Total contractual obligations	$11,338,275	$10,040,263	$839,948	$261,969	$196,095

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

    While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of December 31, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the now settled securities class action lawsuit described in Item 3 Legal Proceedings above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  The Bank has filed a petition for leave to appeal the class certification order, which, if granted, would provide the Bank with an immediate right to appeal the class certification order.  At this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

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
The Company’s market risk arises primarily from interest rate risk that is inherent in its lending, investment and deposit taking activities.  Financial institutions derive their income primarily from the excess of interest collected over interest paid.  The rates of interest the Company earns on certain of its assets and owes on certain of its liabilities are established contractually for a period of time.  Because market interest rates change over time, the Company is exposed to lower profit margins (or losses) if it cannot adapt to interest rate changes.  Several techniques might be used by a financial institution to minimize interest rate risk.  One approach used by the Company is to periodically analyze its assets and liabilities and make future financing and investing decisions based on payment streams, interest rates, contractual maturities, repricing opportunities and estimated sensitivity to actual or potential changes in market interest rates.  Such activities fall under the broad definition of asset/liability management.  The Company’s primary asset/liability management technique is the measurement of its asset/liability sensitivity, that is, the difference between the amounts of interest-sensitive assets and liabilities that will be refinanced (repriced) during a given period.  If the asset amount to be repriced exceeds the corresponding liability amount for a certain day, month, year or longer period, the Company is in an asset-sensitive position.  In this situation, net interest revenue would increase if market interest rates rose or decrease if market interest rates fell.  If, alternatively, more liabilities than assets will reprice, the Company is in a liability-sensitive position.  Accordingly, net interest revenue would decline when rates rose and increase when rates fell.  These examples assume that interest-rate changes for assets and liabilities are of the same magnitude, whereas actual interest-rate changes generally differ in magnitude for assets and liabilities.
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
    The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2012.  The expected maturity categories take into account repricing opportunities as well as contractual maturities.  For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors.  The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity.  The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012
Rate-sensitive assets:	(Dollars in thousands)
Fixed interest rate loans and leases	$1,374,232	$785,267	$724,301	$856,718	$968,609	$679,619	$5,388,746	$5,303,520
Average interest rate	5.13%	5.39%	5.29%	4.95%	4.59%	4.64%	5.00%
Variable interest rate loans and leases	$2,836,902	$61,634	$39,787	$38,009	$108,166	$292,883	$3,377,381	$3,536,986
Average interest rate	4.29%	5.17%	5.32%	4.98%	3.79%	4.74%	4.35%
Fixed interest rate securities	$480,374	$506,384	$312,160	$161,364	$61,265	$844,415	$2,365,962	$2,434,032
Average interest rate	2.27%	1.95%	2.06%	2.98%	1.36%	3.86%	2.77%
Other interest bearing assets	$979,800	-	-	-	-	-	$979,800	$979,800
Average interest rate	0.25%	-	-	-	-	-	0.25%

Mortgage servicing rights (1)	-	-	-	-	-	-	$37,882	$37,882

Rate-sensitive liabilities:
Savings and interest bearing checking	$5,945,281	-	-	-	-	-	$5,945,281	$5,945,281
Average interest rate	0.27%	-	-	-	-	-	0.27%
Fixed interest rate time deposits	$1,516,740	$577,392	$247,202	$120,322	$135,827	$213	$2,597,696	$2,634,099
Average interest rate	0.76%	2.09%	2.63%	1.76%	1.32%	9.74%	1.31%
Fixed interest rate borrowings	-	-	3,555	$-	-	$158,866	$162,421	$173,626
Average interest rate	-	-	4.85%	-	-	7.38%	7.32%
Variable interest rate borrowings	$371,094	$39,800	$3,717	-	-	31,446	$446,057	$445,845
Average interest rate	0.07%	0.09%	-	-	-	2.98%	0.28%

Rate-sensitive off balance sheet items:
Commitments to extend credit for single
family mortgage loans	$198,313	-	-	-	-	-	$198,313	$198,313
Average interest rate	3.20%	-	-	-	-	-	3.20%
Forward contracts to sell individual fixed
rate mortgage loans	$231,197	-	-	-	-	-	$231,197	$231,197
Average interest rate	2.87%	-	-	-	-	-	2.87%
Interest rate swap position to receive	$496,196	-	-	-	-	-	$496,196	$51,517
Average interest rate	2.55%	-	-	-	-	-	2.55%
Interest rate swap position to pay	$496,196	-	-	-	-	-	$496,196	$(52,154)
Average interest rate	5.67%	-	-	-	-	-	5.67%

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

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2012	(In thousands, except per share amounts)
Interest revenue	$125,375	$123,204	$120,750	$117,095
Net interest revenue	105,610	104,741	103,379	100,861
Provision for credit losses	10,000	6,000	6,000	6,000
Income before income taxes	32,290	28,703	34,011	22,543
Income tax expense	9,424	8,079	10,186	5,563
Net income	22,866	20,624	23,825	16,980
Earnings per share: Basic	0.25	0.22	0.25	0.18
Diluted	0.25	0.22	0.25	0.18
Dividends per share	0.01	0.01	0.01	0.01
2011
Interest revenue	$138,828	$137,235	$132,397	$129,393
Net interest revenue	109,437	109,912	108,075	107,489
Provision for credit losses	53,479	32,240	25,112	19,250
(Loss) income before income taxes	(5,741)	15,747	14,320	17,718
Income tax (benefit) expense	(5,247)	2,921	2,386	4,415
Net (loss) income	(494)	12,826	11,934	13,303
(Loss) earnings per share: Basic	(0.01)	0.15	0.14	0.16
Diluted	(0.01)	0.15	0.14	0.16
Dividends per share	0.11	0.01	0.01	0.01

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 72 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
BancorpSouth, Inc.:

We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Memphis, Tennessee
February 25, 2013

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
BancorpSouth, Inc.:

 We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Memphis, Tennessee
February 25, 2013

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries	December 31,
	2012	2011
Assets	(In thousands)
Cash and due from banks	$223,814	$195,681
Interest bearing deposits with other banks	979,800	303,663
Available-for-sale securities (amortized cost
of $2,365,962 and $2,448,051, respectively)	2,434,032	2,513,518
Loans and leases	8,672,752	8,911,258
Less: Unearned income	35,763	40,947
Allowance for credit losses	164,466	195,118
Net loans and leases	8,472,523	8,675,193
Loans held for sale	129,138	83,458
Premises and equipment, net	319,456	323,383
Accrued interest receivable	44,356	51,266
Goodwill	275,173	271,297
Bank-owned life insurance	231,120	200,085
Other real estate owned	103,248	173,805
Other assets	184,538	204,502

Total Assets	$13,397,198	$12,995,851

Liabilities and Shareholders' Equity
Deposits:
Demand:
Noninterest bearing	$2,545,169	$2,269,799
Interest bearing	4,799,496	4,706,825
Savings	1,145,785	991,702
Other time	2,597,696	2,986,863
Total deposits	11,088,146	10,955,189
Federal funds purchased and securities sold under
agreement to repurchase	414,611	373,933
Short-term Federal Home Loan Bank borrowings and
other short-term borrowings	-	1,500
Accrued interest payable	6,140	8,644
Junior subordinated debt securities	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	33,500
Other liabilities	245,437	199,861
Total Liabilities	11,948,146	11,732,939
Shareholders' Equity
Common stock, $2.50 par value
Authorized - 500,000,000 shares; Issued - 94,549,867 and
83,483,796 shares, respectively	236,375	208,709
Capital surplus	311,909	227,567
Accumulated other comprehensive loss	(8,646)	(2,261)
Retained earnings	909,414	828,897
Total Shareholders' Equity	1,449,052	1,262,912
Commitments and contingencies
Total Liabilities and Shareholders' Equity	$13,397,198	$12,995,851

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2012	2011	2010
Interest Revenue	(In thousands, except per share amounts)
Loans and leases	$425,611	$461,076	$496,782
Deposits with other banks	1,711	701	355
Federal funds sold and securities purchased
under agreement to resell	3	167	606
Held-to-maturity securities:
Taxable	-	13,080	36,278
Tax-exempt	-	5,638	10,409
Available-for-sale securities:
Taxable	39,408	43,989	32,033
Tax-exempt	16,658	10,983	3,275
Loans held for sale	3,033	2,219	3,024
Total interest revenue	486,424	537,853	582,762
Interest Expense
Deposits:
Interest bearing demand	16,111	22,646	35,187
Savings	2,697	3,211	3,576
Other time	39,797	61,709	83,999
Federal funds purchased and securities sold
under agreement to repurchase	274	458	841
FHLB borrowings	1,446	3,459	6,545
Junior subordinated debt	11,502	11,451	11,461
Other	6	6	11
Total interest expense	71,833	102,940	141,620
Net interest revenue	414,591	434,913	441,142
Provision for credit losses	28,000	130,081	204,016
Net interest revenue, after provision for credit losses	386,591	304,832	237,126
Noninterest Revenue
Mortgage lending	56,919	17,069	29,745
Credit card, debit card and merchant fees	31,705	42,373	37,663
Service charges	56,877	66,670	70,690
Trust income	11,913	12,186	11,149
Securities gains (losses), net	442	12,127	2,569
Insurance commissions	90,138	86,918	82,172
Other	32,155	33,502	30,156
Total noninterest revenue	280,149	270,845	264,144
Noninterest Expense
Salaries and employee benefits	304,624	282,880	271,688
Occupancy, net of rental income	42,140	42,362	43,008
Equipment	20,849	21,707	22,598
Deposit insurance assessments	16,478	21,316	19,259
Prepayment penalty on FHLB borrowings	-	9,778	-
Other	165,102	155,590	130,480
Total noninterest expense	549,193	533,633	487,033
Income before income taxes	117,547	42,044	14,237
Income tax expense (benefit)	33,252	4,475	(8,705)
Net Income	$84,295	$37,569	$22,942

Net Income Per Share: Basic	$0.90	$0.45	$0.28
Diluted	$0.90	$0.45	$0.27

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$84,295	$37,569	$22,942

Other comprehensive income, net of tax
Unrealized gains on securities	1,599	26,989	(5,165)
Pension and other postretirement benefits	(7,984)	(14,797)	(879)
Other comprehensive income	(6,385)	12,192	(6,044)
Comprehensive income	$77,910	$49,761	$16,898
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
BancorpSouth, Inc. and Subsidiaries				Accumulated
Years Ended December 31, 2012, 2011 and 2010				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Income (Loss)	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2009	83,450,296	$208,626	$222,547	$(8,409)	$853,532	$1,276,296
Net income	-	-	-	-	22,942	22,942
Change in fair value of available-for-sale
securities, net of tax effect of ($3,219)	-	-	-	(5,165)	-	(5,165)
Change in pension funding status, net of
tax effect of ($544)	-	-	-	(879)	-	(879)
Comprehensive income						16,898
Exercise of stock options	26,441	65	355	-	-	420
Income tax benefit from exercise
of stock options	-	-	44	-	-	44
Recognition of stock compensation	5,000	13	2,030	-	-	2,043
Cash dividends declared, $0.88 per share	-	-	-	-	(73,457)	(73,457)
Balance, December 31, 2010	83,481,737	208,704	224,976	(14,453)	803,017	1,222,244
Net income	-	-	-	-	37,569	37,569
Change in fair value of available-for-sale
securities, net of tax effect of $16,766	-	-	-	26,989	-	26,989
Change in pension funding status, net of
tax effect of ($9,166)	-	-	-	(14,797)	-	(14,797)
Comprehensive income						49,761
Exercise of stock options	2,217	5	15	-	-	20
Income tax benefit from exercise
of stock options	-	-	(50)	-	-	(50)
Recognition of stock compensation	5,000	13	2,670	-	-	2,683
Repurchase of stock	(5,158)	(13)	(44)			(57)
Cash dividends declared, $0.14 per share	-	-	-	-	(11,689)	(11,689)
Balance, December 31, 2011	83,483,796	208,709	227,567	(2,261)	828,897	1,262,912
Net income	-	-	-	-	84,295	84,295
Change in fair value of available-for-sale
securities, net of tax effect of $1,002	-	-	-	1,599	-	1,599
Change in pension funding status, net of
tax effect of ($4,946)	-	-	-	(7,984)	-	(7,984)
Comprehensive income						77,910
Issuance of stock	10,952,381	27,381	81,296			108,677
Exercise of stock options	6,533	17	67	-	-	84
Income tax expense from exercise
of stock options		-	(32)	-	-	(32)
Recognition of stock compensation	112,315	281	3,073	-	-	3,354
Repurchase of stock	(5,158)	(13)	(62)			(75)
Cash dividends declared, $0.04 per share	-	-	-	-	(3,778)	(3,778)
Balance, December 31, 2012	94,549,867	$236,375	$311,909	$(8,646)	$909,414	$1,449,052

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2012	2011	2010
Operating Activities:	(In thousands)
Net income	$84,295	$37,569	$22,942
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	28,000	130,081	204,016
Depreciation and amortization	27,720	28,890	29,763
Deferred taxes	(3,749)	(6,568)	(16,050)
Amortization of intangibles	3,222	3,324	3,909
Amortization of debt securities premium and discount, net	13,422	19,176	5,111
Share-based compensation expense	1,886	2,683	2,043
Security gains, net	(442)	(12,127)	(2,569)
Net deferred loan origination expense	(7,944)	(8,357)	(8,948)
Excess tax expense (benefit) from exercise of stock options	32	50	(44)
Decrease in interest receivable	6,910	9,759	7,626
Decrease in interest payable	(2,504)	(5,692)	(5,252)
Realized gain on mortgages sold	(68,114)	(36,968)	(35,087)
Proceeds from mortgages sold	2,019,225	1,262,709	1,462,230
Origination of mortgages held for sale	(1,996,479)	(1,212,548)	(1,440,206)
Increase in bank-owned life insurance	(31,035)	(6,021)	(6,293)
Decrease in prepaid pension asset	16,795	25,056	1,596
Decrease in prepaid deposit insurance assessments	11,086	20,088	17,299
Other, net	31,005	5,321	(18,088)
Net cash provided by operating activities	133,331	256,425	223,998
Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	-	135,781	600,231
Proceeds from calls and maturities of available-for-sale securities	520,952	387,105	161,654
Proceeds from sales of available-for-sale securities	3,628	274,807	136,769
Purchases of held-to-maturity securities	-	(151,105)	(1,180,677)
Purchases of available-for-sale securities	(455,740)	(414,269)	(444,321)
Net decrease (increase) in short-term investments	-	150,000	(75,000)
Net decrease in loans and leases	253,171	298,884	193,684
Purchases of premises and equipment	(24,680)	(20,475)	(19,609)
Proceeds from sale of premises and equipment	1,136	2,363	486
Acquisition of businesses, net of cash acquired	(5,971)	-	-
Contingency earn-out payment	-	(1,200)	-
Other, net	(23)	(51)	(68)
Net cash provided by (used in) investing activities	292,473	661,840	(626,851)
Financing Activities:
Net increase (decrease) in deposits	132,957	(534,832)	812,319
Net increase (decrease) in short-term debt and other liabilities	39,165	(69,399)	(302,799)
Repayment of long-term debt	-	(75,000)	(33)
Issuance of common stock	110,229	20	420
Repurchase of common stock	(75)	(57)	-
Excess tax (benefit) expense from exercise of stock options	(32)	(50)	44
Payment of cash dividends	(3,778)	(11,689)	(73,457)
Net cash provided by (used in) financing activities	278,466	(691,007)	436,494
Increase in Cash and Cash Equivalents	704,270	227,258	33,641
Cash and Cash Equivalents at Beginning of Year	499,344	272,086	238,445
Cash and Cash Equivalents at End of Year	$1,203,614	$499,344	$272,086

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
BancorpSouth, Inc. and Subsidiaries
December 31, 2012, 2011 and 2010

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

Cash Flow Disclosures
Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks.  The Company paid interest of $74.3 million, $108.6 million and $146.9 million and income taxes of $28.1 million, $11.6 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  The Company did not have any securities classified as held-to-maturity at December 31, 2012 and 2011.
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
At December 31, 2012, impaired loans totaled $156.7 million, which was net of cumulative charge-offs of $49.3 million.  Additionally, the Company had specific reserves of $10.5 million included in the allowance for credit losses.  Impaired loans at December 31, 2012 were primarily from the Company’s residential construction, acquisition and development and commercial real estate portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, other real estate owned marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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
In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2012, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

Provision and Allowance for Credit Losses
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases.  The Bank’s Board of Directors has appointed a loan loss reserve valuation committee (the “Loan Loss Committee”), which bases its estimates of credit losses on three primary components:  (1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310.  In addition, qualitative factors such as changes in economic and business conditions, portfolio concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.
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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system.  Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2012, 14 mortgage loans totaling $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $782,000 were recognized related to these repurchased and make whole loans.  During 2011, seven mortgage loans totaling approximately $803,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $181,000 were recognized related to these repurchased and make whole loans.  At December 31, 2012, the Company had reserved approximately $729,000 for potential losses from representation and warranty obligations.
Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  Under FASB ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. GAAP with the offsetting liability being reported as other liabilities.  At December 31, 2012, the amount of loans subject to buy back was $21.8 million.

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

Goodwill and Other Intangible Assets
Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.  Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified.  If impaired, the asset is written down to its estimated fair value.  No impairment charges have been recognized through December 31, 2012.  See Note 9, Goodwill and Other Intangible Assets, for additional information.

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
The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2012 model and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.05% for the Basic Plan, 3.65% for the Restoration Plan and 2.85% for the Supplemental Plan based on a December 31, 2012 measurement date.

Stock-Based Compensation
At December 31, 2012, the Company had three stock-based employee compensation plans.  The Company recognizes compensation costs related to these stock-based employee compensation plans in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  The Company recognized compensation costs for unvested awards of $1.9 million, $2.1 million and $2.1 million in 2012, 2011 and 2010, respectively.  See Note 16, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.

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
The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2012, the notional amount of customer related derivative financial instruments was $496.2 million with an average maturity of 59.9 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.7%.

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

(2)  BUSINESS COMBINATIONS
On July 2, 2012, the Company purchased certain assets of The Securance Group, Inc., an independent insurance agency with locations in Brewton, Montgomery and Troy, Alabama. Consideration paid to complete this transaction consisted of cash paid to The Securance Group shareholders in the aggregate amount of approximately $6,750,000.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2,000,000 in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.
The Company completed no material acquisition during 2010 or 2011.

(3) HELD-TO-MATURITY SECURITIES
During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  The Company did not have any securities classified as held-to-maturity at December 31, 2012 and 2011.
Gross gains of approximately $37,000 and no gross losses were recognized on held-to-maturity securities in 2011 prior to the reclassification of held-to-maturity securities to available-for-sale securities.  These gains and losses were a result of held-to-maturity securities being called prior to maturity.

(4) AVAILABLE-FOR-SALE SECURITIES
A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2012 and 2011 follows:

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,380,979	$21,081	$64	$1,401,996
Government agency issued residential
mortgage-backed securities	358,677	8,457	259	366,875
Government agency issued commercial
mortgage-backed securities	87,314	4,266	135	91,445
Obligations of states and political subdivisions	531,940	34,049	116	565,873
Other	7,052	791	-	7,843
Total	$2,365,962	$68,644	$574	$2,434,032

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,471,920	$29,347	$24	$1,501,243
Government agency issued residential
mortgage-backed securities	394,894	9,786	70	404,610
Government agency issued commercial
mortgage-backed securities	31,161	3,438	-	34,599
Obligations of states and political subdivisions	541,138	22,705	323	563,520
Other	8,938	608	-	9,546
Total	$2,448,051	$65,884	$417	$2,513,518

At December 31, 2012, the Company’s available-for-sale securities included FHLB stock with a carrying value of $6.8 million compared to a required investment of $6.6 million.  FHLB stock is carried at amortized cost in the financial statements.
Gross gains of approximately $480,000 and gross losses of approximately $38,000 were recognized in 2012, gross gains of $12.4 million and gross losses of approximately $327,000 were recognized in 2011 and gross gains of  $4.5 million and gross losses of $2.1 million were recognized in 2010 on available-for-sale securities.  The gross losses of $2.1 million in 2010 were the result of the other-than-temporary impairment charge related to credit losses on the Company’s investment in pooled trust preferred securities.  The fair value of these securities was negatively impacted by market conditions.  Subsequent to the other-than-temporary charges in 2010, the securities had no remaining book value.  No other-than-temporary impairment was recorded in 2011 and 2012.
Available-for-sale securities with a carrying value of $1.7 billion at December 31, 2012 were pledged to secure public and trust funds on deposit and for other purposes.  Included in available-for-sale securities at December 31, 2012, were securities with a carrying value of $273.6 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $141.5 million issued by a political subdivision within the State of Arkansas.
The amortized cost and estimated fair value of available-for-sale securities at December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$450,236	$453,843	1.77%
Maturing after one year through five years	1,055,838	1,077,403	1.61
Maturing after five years through ten years	341,992	357,489	4.00
Maturing after ten years	517,896	545,297	4.25
Total	$2,365,962	$2,434,032

A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2012 and 2011 follows:

	2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$47,395	$64	$-	$-	$47,395	$64
Government agency issued residential
mortgage-backed securities	55,939	145	2,839	114	58,778	259
Government agency issued commercial
mortgage-backed securities	26,239	135	-	-	26,239	135
Obligations of states and
political subdivisions	9,247	73	313	43	9,560	116
Other	-	-	-	-	-	-
Total	$138,820	$417	$3,152	$157	$141,972	$574

	2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$34,850	$24	$-	$-	$34,850	$24
Government agency issued residential
mortgage-backed securities	-	-	3,751	70	3,751	70
Government agency issued commercial
mortgage-backed securities	-	-	-	-	-	-
Obligations of states and
political subdivisions	20,820	144	9,214	179	30,034	323
Other	-	-	-	-	-	-
Total	$55,670	$168	$12,965	$249	$68,635	$417

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs.  Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded in 2012.

(5) LOANS AND LEASES
The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial.  A summary of gross loans and leases by segment and class at December 31, 2012 and 2011 follows:

	2012	2011
	(In thousands)
Commercial and industrial	$1,484,788	$1,484,967
Real estate
Consumer mortgage	1,873,875	1,945,190
Home equity	486,074	514,362
Agricultural	256,196	239,487
Commercial and industrial-owner occupied	1,333,103	1,301,575
Construction, acquisition and development	735,808	908,362
Commercial	1,748,881	1,754,022
Credit Cards	104,884	106,281
All other	649,143	657,012
Total	$8,672,752	$8,911,258

    The following table shows the Company’s loans and leases, net of unearned income, as of December 31, 2012 by geographical location:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$70,132	$149,418	$386,799	$35,240	$17,170	$74,300	$249,405	$494,147	$1,476,611
Real estate
Consumer mortgages	109,585	262,899	709,251	44,513	79,221	160,906	454,607	52,893	1,873,875
Home equity	60,037	38,082	164,019	22,520	64,710	73,351	62,649	706	486,074
Agricultural	7,461	79,269	68,298	3,782	11,948	13,941	66,979	4,518	256,196
Commercial and industrial-owner occupied	120,318	155,015	494,957	77,951	88,980	89,935	253,088	52,859	1,333,103
Construction, acquisition and development	92,454	68,034	217,763	35,880	77,091	93,414	141,206	9,966	735,808
Commercial	208,676	331,575	353,067	189,993	104,101	98,811	392,027	70,631	1,748,881
Credit cards**	-	-	-	-	-	-	-	104,884	104,884
All other	32,122	82,825	180,836	8,210	54,332	50,815	97,473	114,944	621,557
Total	$700,785	$1,167,117	$2,574,990	$418,089	$497,553	$655,473	$1,717,434	$905,548	$8,636,989

* Excludes the Greater Memphis Area
** Credit card receivables are spread across all geographic regions but are not viewed by the Company's management as part of the geographic breakdown.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans made after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate values in these areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2012:

	2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$3,531	$476	$4,118	$8,125	$1,468,486	$1,476,611	$414
Real estate
Consumer mortgages	11,308	3,643	13,821	28,772	1,845,103	1,873,875	512
Home equity	1,337	371	350	2,058	484,016	486,074	-
Agricultural	400	287	3,946	4,633	251,563	256,196	10
Commercial and industrial-owner occupied	2,629	3,587	2,933	9,149	1,323,954	1,333,103	19
Construction, acquisition and development	2,547	2,472	14,790	19,809	715,999	735,808	-
Commercial	4,673	56	10,469	15,198	1,733,683	1,748,881	-
Credit cards	536	379	473	1,388	103,496	104,884	228
All other	2,354	253	445	3,052	618,505	621,557	27
Total	$29,315	$11,524	$51,345	$92,184	$8,544,805	$8,636,989	$1,210
	2011
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$5,571	$4,209	$4,193	$13,973	$1,459,755	$1,473,728	$12
Real estate
Consumer mortgages	15,740	6,485	14,569	36,794	1,908,396	1,945,190	2,974
Home equity	1,837	265	594	2,696	511,666	514,362	-
Agricultural	666	54	719	1,439	238,048	239,487	-
Commercial and industrial-owner occupied	2,199	844	12,977	16,020	1,285,555	1,301,575	-
Construction, acquisition and development	4,826	4,955	33,584	43,365	864,997	908,362	-
Commercial	3,778	2,702	9,397	15,877	1,738,145	1,754,022	-
Credit cards	595	303	697	1,595	104,686	106,281	299
All other	2,124	390	1,579	4,093	623,211	627,304	149
Total	$37,336	$20,207	$78,309	$135,852	$8,734,459	$8,870,311	$3,434

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

The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2012 and 2011:

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,426,498	$14,663	$29,876	$729	$-	$4,845	$1,476,611
Real estate
Consumer mortgage	1,691,682	32,840	131,141	2,907	198	15,107	1,873,875
Home equity	461,151	4,791	17,619	1,057	76	1,380	486,074
Agricultural	227,138	5,729	17,947	-	-	5,382	256,196
Commercial and industrial-owner occupied	1,202,111	31,087	82,816	369	-	16,720	1,333,103
Construction, acquisition and development	567,881	30,846	75,031	715	-	61,335	735,808
Commercial	1,524,262	53,455	120,591	160	-	50,413	1,748,881
Credit cards	104,884	-	-	-	-	-	104,884
All other	600,807	8,397	10,196	601	10	1,546	621,557
Total	$7,806,414	$181,808	$485,217	$6,538	$284	$156,728	$8,636,989

	December 31, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,415,731	$4,947	$43,549	$1,263	$405	$7,833	$1,473,728
Real estate
Consumer mortgage	1,742,593	17,914	148,267	4,434	189	31,793	1,945,190
Home equity	492,235	2,775	17,050	1,134	493	675	514,362
Agricultural	213,280	3,795	19,296	20	-	3,096	239,487
Commercial and industrial-owner occupied	1,167,220	18,280	90,778	496	-	24,801	1,301,575
Construction, acquisition and development	619,497	23,429	136,412	845	-	128,179	908,362
Commercial	1,501,196	37,409	179,295	-	-	36,122	1,754,022
Credit cards	105,867	41	175	188	10	-	106,281
All other	587,970	16,104	20,263	470	73	2,424	627,304
Total	$7,845,589	$124,694	$655,085	$8,850	$1,170	$234,923	$8,870,311

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at December 31, 2012 and 2011 was $156.7 million and $234.9 million, respectively.  At December 31, 2012 and 2011, $41.0 million and $117.7 million, respectively, of those impaired loans had a valuation allowance of $10.5 million and $39.7 million, respectively.  The remaining balance of impaired loans of $115.7 million and $117.2 million at December 31, 2012 and 2011, respectively, were charged down to the underlying collateral’s fair value, less estimated selling costs, which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $47.3 million and $58.0 million at December 31, 2012 and 2011, respectively.  The average recorded investment in impaired loans during 2012 and 2011 was $196.9 million and $309.6 million, respectively.

    The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at December 31, 2012 and 2011:

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$2,557	$4,169	$-	$2,779	$12
Real estate
Consumer mortgage	11,307	15,464	-	11,762	77
Home equity	934	1,078	-	858	6
Agricultural	4,435	6,292	-	3,527	8
Commercial and industrial-owner occupied	13,018	16,551	-	12,674	123
Construction, acquisition and development	47,982	69,331	-	54,085	324
Commercial	33,952	45,722	-	19,824	199
All other	1,544	2,165	-	848	9
Total	$115,729	$160,772	$-	$106,357	$758

With an allowance:
Commercial and industrial	$2,288	$2,288	$1,241	$5,368	$38
Real estate
Consumer mortgage	3,800	3,914	1,103	10,323	88
Home equity	446	446	111	569	5
Agricultural	947	947	92	1,468	12
Commercial and industrial-owner occupied	3,702	4,737	864	9,977	65
Construction, acquisition and development	13,353	16,257	4,350	45,582	377
Commercial	16,461	16,709	2,720	16,953	204
All other	2	2	60	324	3
Total	$40,999	$45,300	$10,541	$90,564	$792

Total:
Commercial and industrial	$4,845	$6,457	$1,241	$8,147	$50
Real estate
Consumer mortgage	15,107	19,378	1,103	22,085	165
Home equity	1,380	1,524	111	1,427	11
Agricultural	5,382	7,239	92	4,995	20
Commercial and industrial-owner occupied	16,720	21,288	864	22,651	188
Construction, acquisition and development	61,335	85,588	4,350	99,667	701
Commercial	50,413	62,431	2,720	36,777	403
All other	1,546	2,167	60	1,172	12
Total	$156,728	$206,072	$10,541	$196,921	$1,550

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$4,874	$6,854	$-	$3,879	$78
Real estate
Consumer mortgage	16,883	19,538	-	19,628	397
Home equity	627	771	-	541	1
Agricultural	1,549	2,676	-	2,502	20
Commercial and industrial-owner occupied	6,973	9,191	-	11,598	185
Construction, acquisition and development	69,843	89,782	-	107,596	941
Commercial	15,184	24,198	-	20,702	311
All other	1,284	1,668	-	1,169	67
Total	$117,217	$154,678	$-	$167,615	$2,000

With an allowance:
Commercial and industrial	$2,959	$3,301	$4,071	$3,558	$49
Real estate
Consumer mortgage	14,910	16,224	4,386	14,960	323
Home equity	48	276	48	504	3
Agricultural	1,547	1,547	380	3,164	18
Commercial and industrial-owner occupied	17,828	21,085	3,601	10,329	146
Construction, acquisition and development	58,336	67,426	21,581	80,957	1,651
Commercial	20,938	21,422	5,324	27,210	851
All other	1,140	1,140	317	1,307	8
Total	$117,706	$132,421	$39,708	$141,989	$3,049

Total:
Commercial and industrial	$7,833	$10,155	$4,071	$7,437	$127
Real estate
Consumer mortgage	31,793	35,762	4,386	34,588	720
Home equity	675	1,047	48	1,045	4
Agricultural	3,096	4,223	380	5,666	38
Commercial and industrial-owner occupied	24,801	30,276	3,601	21,927	331
Construction, acquisition and development	128,179	157,208	21,581	188,553	2,592
Commercial	36,122	45,620	5,324	47,912	1,162
All other	2,424	2,808	317	2,476	75
Total	$234,923	$287,099	$39,708	$309,604	$5,049

    The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type at December 31, 2012 and 2011:

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	8,475	13,586	-	8,070	53
Recreation and all other loans	1,117	1,335	-	623	5
Commercial construction	5,714	6,646	-	3,585	51
Commercial acquisition and development	13,753	15,786	-	12,145	63
Residential acquisition and development	18,923	31,978	-	29,662	152
Total	$47,982	$69,331	$-	$54,085	$324

With an allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	1,130	1,475	290	4,094	29
Recreation and all other loans	-	-	-	69	-
Commercial construction	-	-	0	1,255	15
Commercial acquisition and development	1,711	1,960	563	9,206	74
Residential acquisition and development	10,512	12,822	3,497	30,958	259
Total	$13,353	$16,257	$4,350	$45,582	$377

Total:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	9,605	15,061	290	12,164	82
Recreation and all other loans	1,117	1,335	-	692	5
Commercial construction	5,714	6,646	-	4,840	66
Commercial acquisition and development	15,464	17,746	563	21,351	137
Residential acquisition and development	29,435	44,800	3,497	60,620	411
Total	$61,335	$85,588	$4,350	$99,667	$701

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$1,067	$2,259	$-	$5,474	$18
One-to-four family construction	7,931	9,313	-	9,269	94
Recreation and all other loans	372	545	-	491	9
Commercial construction	633	917	-	9,663	83
Commercial acquisition and development	17,130	19,855	-	20,640	99
Residential acquisition and development	42,710	56,893	-	62,059	638
Total	$69,843	$89,782	$-	$107,596	$941

With an allowance:
Multi-family construction	$-	$-	$-	$571	$-
One-to-four family construction	5,313	6,083	1,589	5,334	108
Recreation and all other loans	-	-	-	271	2
Commercial construction	4,387	5,128	886	7,289	126
Commercial acquisition and development	5,091	7,728	1,418	12,965	429
Residential acquisition and development	43,545	48,487	17,688	54,527	986
Total	$58,336	$67,426	$21,581	$80,957	$1,651

Total:
Multi-family construction	$1,067	$2,259	$-	$6,045	$18
One-to-four family construction	13,244	15,396	1,589	14,603	202
Recreation and all other loans	372	545	-	762	11
Commercial construction	5,020	6,045	886	16,952	209
Commercial acquisition and development	22,221	27,583	1,418	33,605	528
Residential acquisition and development	86,255	105,380	17,688	116,586	1,624
Total	$128,179	$157,208	$21,581	$188,553	$2,592

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower's weakened financial condition. The following table presents information concerning NPLs at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Non-accrual loans and leases	$207,241	$276,798
Loans and leases 90 days or more past due, still accruing	1,210	3,434
Restructured loans and leases still accruing	25,099	42,018
Total	$233,550	$322,250

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At December 31, 2012, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Commercial and industrial	$9,311	$12,260
Real estate
Consumer mortgages	36,133	47,878
Home equity	3,497	2,036
Agricultural	7,587	4,179
Commercial and industrial-owner occupied	20,910	33,112
Construction, acquisition and development	66,635	133,110
Commercial	57,656	40,616
Credit cards	415	594
All other	5,097	3,013
Total	$207,241	$276,798

The total amount of interest earned on NPLs was $4.3 million, $12.6 million and $11.2 million in 2012, 2011 and 2010, respectively.  The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $15.6 million, $18.7 million and $21.7 million in 2012, 2011 and 2010, respectively.
In the normal course of business, management will sometime grant concessions, which normally would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Restructured loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans recorded as non-accrual may be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower under the restructured loan terms and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2012, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.
The following tables summarize the financial effect of TDRs for the years ended December 31, 2012 and 2011:

	December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	8	$1,686	$1,348
Real estate
Consumer mortgages	38	9,875	9,109
Agricultural	2	853	861
Commercial and industrial-owner occupied	30	14,367	13,741
Construction, acquisition and development	37	21,583	21,159
Commercial	12	8,159	8,132
All other	9	1,855	1,692
Total	136	$58,378	$56,042

	December 31, 2011
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	7	$3,142	$2,374
Real estate
Consumer mortgages	35	6,901	6,424
Agricultural	4	2,650	1,479
Commercial and industrial-owner occupied	29	13,330	11,740
Construction, acquisition and development	30	23,863	19,228
Commercial	24	16,121	15,046
All other	7	2,957	2,406
Total	136	$68,964	$58,697

The following tables summarize TDRs modified during 2012 and 2011 for which there was a payment default (i.e., 30 days or more past due at any given time during 2012 or 2011):

	Year ended December 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$179
Real estate
Consumer mortgages	18	2,096
Agricultural	1	170
Commercial and industrial-owner occupied	11	2,659
Construction, acquisition and development	21	5,503
Commercial	4	2,525
All other	1	7
Total	58	$13,139

	Year ended December 31, 2011
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	4	$1,506
Real estate
Consumer mortgages	4	1,563
Agricultural	3	1,382
Commercial and industrial-owner occupied	6	1,683
Construction, acquisition and development	13	3,622
Commercial	3	2,946
All other	1	302
Total	34	$13,004

(6)  ALLOWANCE FOR CREDIT LOSSES
The following table summarizes the changes in the allowance for credit losses for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$195,118	$196,913	$176,043
Provision charged to expense	28,000	130,081	204,016
Recoveries	30,746	10,179	7,876
Loans and leases charged off	(89,398)	(142,055)	(191,022)
Balance at end of year	$164,466	$195,118	$196,913

The following tables summarize the changes in the allowance for credit losses by segment and class for 2012 and 2011:

	2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$20,724	$(12,362)	$7,096	$7,828	$23,286
Real estate
Consumer mortgage	36,529	(13,122)	1,836	10,723	35,966
Home equity	8,630	(2,721)	496	(400)	6,005
Agricultural	3,921	(1,240)	126	494	3,301
Commercial and industrial-owner occupied	21,929	(9,015)	2,696	4,568	20,178
Construction, acquisition and development	45,562	(33,085)	8,407	1,021	21,905
Commercial	39,444	(12,728)	8,538	4,827	40,081
Credit cards	4,021	(2,221)	527	1,284	3,611
All other	14,358	(2,904)	1,024	(2,345)	10,133
Total	$195,118	$(89,398)	$30,746	$28,000	$164,466

	2011
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$22,479	$(17,337)	$1,567	$14,015	$20,724
Real estate
Consumer mortgage	35,540	(10,186)	1,111	10,064	36,529
Home equity	7,305	(5,852)	185	6,992	8,630
Agricultural	4,997	(3,420)	123	2,221	3,921
Commercial and industrial-owner occupied	20,403	(10,302)	393	11,435	21,929
Construction, acquisition and development	59,048	(67,362)	3,951	49,925	45,562
Commercial	33,439	(17,436)	1,045	22,396	39,444
Credit cards	4,126	(3,072)	803	2,164	4,021
All other	9,576	(7,088)	1,001	10,869	14,358
Total	$196,913	$(142,055)	$10,179	$130,081	$195,118

The following tables provide the allowance for credit losses by segment and class based on impairment status at December 31, 2012 and 2011:

	December 31, 2012
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
		(In thousands)
Commercial and industrial	$4,845	$1,241	$22,045	$23,286
Real estate
Consumer mortgage	15,107	1,103	34,863	35,966
Home equity	1,380	111	5,894	6,005
Agricultural	5,382	92	3,209	3,301
Commercial and industrial-owner occupied	16,720	864	19,314	20,178
Construction, acquisition and development	61,335	4,350	17,555	21,905
Commercial	50,413	2,720	37,361	40,081
Credit cards	-	-	3,611	3,611
All other	1,546	60	10,073	10,133
Total	$156,728	$10,541	$153,925	$164,466

	December 31, 2011
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
		(In thousands)
Commercial and industrial	$7,833	$4,071	$16,653	$20,724
Real estate
Consumer mortgage	31,793	4,386	32,143	36,529
Home equity	675	48	8,582	8,630
Agricultural	3,096	380	3,541	3,921
Commercial and industrial-owner occupied	24,801	3,601	18,328	21,929
Construction, acquisition and development	128,179	21,581	23,981	45,562
Commercial	36,122	5,324	34,120	39,444
Credit cards	-	-	4,021	4,021
All other	2,424	317	14,041	14,358
Total	$234,923	$39,708	$155,410	$195,118

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

(7)  OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the years ended December 31, 2012 and 2011:
	2012	2011
	(In Thousands)
Balance at beginning of year	$173,805	$133,412
Additions to foreclosed properties
New foreclosed property	32,389	125,234
Reductions in foreclosed properties
Sales	(81,220)	(64,488)
Writedowns	(21,726)	(20,353)
Balance at end of year	$103,248	$173,805

Substantially all of these amounts related to construction, acquisition and development projects that were either completed or were in various stages of construction during the year presented.  The following table presents the other real estate owned by geographical location and collateral type at December 31, 2012:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$395	$-	$106	$-	$-	$-	$-	$-	$501
Real estate
Consumer mortgages	1,714	173	2,220	-	961	624	760	3,665	10,117
Home equity	-	-	-	-	-	-	-	-	-
Agricultural	856	-	99	-	1,089	2,169	212	-	4,425
Commercial and industrial-owner occupied	155	146	1,602	-	2,630	66	146	-	4,745
Construction, acquisition and development	13,610	1,430	15,659	734	35,717	9,535	1,844	448	78,977
Commercial	478	1,420	3	263	819	76	176	-	3,235
All other	46	16	227	92	734	12	89	32	1,248
Total	$17,254	$3,185	$19,916	$1,089	$41,950	$12,482	$3,227	$4,145	$103,248

* Excludes the Greater Memphis Area

The Company incurred total foreclosed property expenses of $39.4 million, $27.8 million and $18.4 million in 2012, 2011 and 2010, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $30.2 million, $21.4 million and $14.2 million in 2012, 2011 and 2010, respectively.

(8)  PREMISES AND EQUIPMENT
A summary by asset classification at December 31, 2012 and 2011 follows:

	Estimated
	Useful Life
	(Years)	2012	2011
		(In thousands)
Land	N/A	$76,611	$73,978
Buildings and improvements	10-40	317,824	305,814
Leasehold improvements	10-39	9,759	9,626
Equipment, furniture and fixtures	3-12	280,423	273,449
Construction in progress	N/A	7,363	14,317
Subtotal		691,980	677,184
Accumulated depreciation and amortization		372,524	353,801
Premises and equipment, net		$319,456	$323,383

(9)  GOODWILL AND OTHER INTANGIBLE ASSETS
    The following tables present the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2012 and 2011:

	2012
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2012	$217,618	$53,679	$271,297
Goodwill recorded during the year	-	3,876	3,876
Balance as of December 31, 2012	$217,618	$57,555	$275,173

	2011
	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of January 1, 2011	$217,618	$52,479	$270,097
Goodwill recorded during the year	-	1,200	1,200
Balance as of December 31, 2011	$217,618	$53,679	$271,297

The goodwill recorded in the Company’s Insurance Agencies reporting segment during 2012 was related to an insurance agency acquired during the third quarter of 2012.  The goodwill recorded in this reporting segment during 2011 was related to an earn-out payment associated with an insignificant insurance agency acquired during the first quarter of 2008.
The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company’s annual goodwill impairment evaluation performed during the fourth quarter of 2012 indicated no impairment of goodwill for its reporting segments as the estimated fair value exceeded its respective carrying value by 23% for the Company’s Community Banking reporting segment and by 26% for the Company’s Insurance Agencies reporting segment.  Therefore, no goodwill impairment was recorded during 2012.  The Company’s annual goodwill impairment evaluation for 2011 also indicated no impairment of goodwill for its reporting segments.  The Company will continue to test reporting segment goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.
In the current economic environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.
The following tables present information regarding the components of the Company’s identifiable intangible assets included in the other assets category on the consolidated balance sheet for the years ended December 31, 2012 and 2011:

	Year ended		Year ended
	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$21,674	$27,801	$20,728
Customer relationship intangibles	36,239	26,098	32,749	23,935
Non-solicitation intangibles	525	151	75	38
Total	$64,565	$47,923	$60,625	$44,701

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Year ended
	December 31,
	2012	2011
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$946	$1,012
Customer relationship intangibles	2,163	2,274
Non-solicitation intangibles	113	38
Total	$3,222	$3,324

The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2013, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated amortization expense:	(In thousands)
For the year ending December 31, 2013	$582	$2,101	$150	$2,833
For the year ending December 31, 2014	526	1,820	150	2,496
For the year ending December 31, 2015	487	1,497	75	2,059
For the year ending December 31, 2016	451	1,161	-	1,612
For the year ending December 31, 2017	419	992	-	1,411

(10) TIME DEPOSITS AND SHORT-TERM DEBT
Certificates of deposit and other time deposits of $100,000 or more amounting to $1.2 billion and $1.4 billion were outstanding at December 31, 2012 and 2011, respectively.  Total interest expense relating to certificates of deposit and other time deposits of $100,000 or more totaled $20.8 million, $28.7 million and $41.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

    For time deposits with a remaining maturity of more than one year at December 31, 2012, the aggregate amount of time deposits maturing in each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2014	$577,392
2015	247,202
2016	120,322
2017	135,827
2018	71
Thereafter	142
Total	$1,080,956

The following tables present information relating to short-term debt for the years ended December 31, 2012, 2011 and 2010:

	2012
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$-	-%	$1,180	0.32%	$-
Securities sold under agreement to repurchase	414,611	0.07	379,871	0.07	423,553
Short-term FHLB advances	-	-	1,053	4.71	1,500
Total	$414,611		$382,104		$425,053

	2011
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)

Securities sold under agreement to repurchase	$373,933	0.07%	$435,931	0.10%	$493,157
Short-term FHLB advances	1,500	4.71	1,580	5.72	2,723
Total	$375,433		$437,511		$495,880

	2010
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$-	-%	$877	0.11%	$-
Securities sold under agreement to repurchase	440,593	0.15	486,621	0.17	514,659
Short-term FHLB advances	2,727	5.72	51,638	1.03	152,738
Total	$443,320		$539,136		$667,397

    Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale.  Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase.  At December 31, 2012, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $659.0 million.

(11) LONG-TERM FEDERAL HOME LOAN BANK BORROWINGS
The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas.  Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.  At December 31, 2012, there were no call features on long-term FHLB borrowings.
At December 31, 2012, the FHLB fixed-term advances were repayable as follows:

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
Pursuant to the merger with Business Holding Corporation on December 31, 2004, the Company assumed the liability for $6.2 million in Junior Subordinated Debt Securities issued to Business Holding Company Trust I, a statutory trust.  Business Holding Company Trust I used the proceeds from the issuance of 6,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on any January 7, April 7, July 7 or October 7.  The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month London Interbank Offered Rate (“LIBOR”) plus 2.85%.
           Pursuant to the merger with American State Bank Corporation on December 1, 2005, the Company assumed the liability for $6.7 million in Junior Subordinated Debt Securities issued to American State Capital Trust I, a statutory trust.  American State Capital Trust I used the proceeds from the issuance of 6,500 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  Both the Junior Subordinated Debt Securities and the trust preferred securities mature on April 7, 2034, and are callable at the option of the Company, in whole or in part, on July 7, October 7, January 7 or April 7.  The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three month LIBOR plus 2.80%.
Pursuant to the merger with City Bancorp on March 1, 2007, the Company assumed the liability for $8.2 million in Junior Subordinated Debt Securities issued to Signature Bancshares Preferred Trust I, a statutory trust.  Signature Bancshares Preferred Trust I used the proceeds from the issuance of 8,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  Both the Junior Subordinated Debt Securities and the trust preferred securities mature on October 8, 2033, and are callable at the option of the Company, in whole or in part, on any January 8, April 8, July 8 or October 8.  The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 3.00%.
Pursuant to the merger with City Bancorp on March 1, 2007, the Company also assumed the liability for $10.3 million in Junior Subordinated Debt Securities issued to City Bancorp Preferred Trust I, a statutory trust.  City Bancorp Preferred Trust I used the proceeds from the issuance of 10,000 shares of trust preferred securities to acquire the Junior Subordinated Debt Securities.  Both the Junior Subordinated Debt Securities and the trust preferred securities mature on March 15, 2035, and are callable at the option of the Company, in whole or in part, on any March 15, June 15, September 15, or December 15.  The Junior Subordinated Debt Securities and the trust preferred securities pay a per annum rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.2%.

(13) INCOME TAXES
Total income taxes for the years ended December 31, 2012, 2011 and 2010 were allocated as follows:

	2012	2011	2010
	(In thousands)
Income tax expense (benefit)	$33,252	$4,475	$(8,705)
Shareholders' equity for other comprehensive income	(3,943)	7,600	(3,763)
Shareholders' equity for stock option plans	32	(7)	(44)
Total	$29,341	$12,068	$(12,512)

           The components of income tax expense (benefit) attributable to operations were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Current:	(In thousands)
Federal	$34,316	$5,643	$8,865
State	3,389	5,400	(1,520)
Deferred:
Federal	(4,964)	(1,626)	(13,848)
State	511	(4,942)	(2,202)
Total	$33,252	$4,475	$(8,705)

Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2012	2011	2010
	(In thousands)
Tax expense at statutory rates	$41,141	$14,715	$4,983
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2,453	266	(2,419)
Tax-exempt interest revenue	(7,789)	(7,881)	(6,605)
Tax-exempt earnings on life insurance	(2,790)	(2,647)	(2,659)
Deductible dividends paid on 401(k) plan	(100)	(331)	(1,972)
Other, net	337	353	(33)
Total	$33,252	$4,475	$(8,705)
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:	(In thousands)
Loans, principally due to allowance
for credit losses	$62,206	$73,911
Other real estate owned	13,027	10,429
Mark to market - securities	4,160	4,165
Accrued liabilities, principally due to
compensation arrangements and vacation accruals	19,564	10,681
Other	217	312
Investments, principally due to interest income recognition	516	-
State tax credits (net of federal benefit)	428	1,040
Unrecognized pension expense	31,374	26,428
Total gross deferred tax assets	131,492	126,966
Less: valuation allowance	-	-
Deferred tax assets	$131,492	$126,966
Deferred tax liabilities:
Lease transactions	$34,532	$37,509
Employment benefits	22,392	26,991
Premises and equipment, principally due
to differences in depreciation	26,824	27,221
Mortgage servicing rights	14,313	11,405
Intangible assets	10,439	10,336
Investments, principally due to interest income recognition	-	147
Deferred loan points	2,650	2,656
Other assets, principally due to expense recognition	767	525
Unrealized net losses on available-for-sale securities	26,066	25,064
Total gross deferred tax liabilities	137,983	141,854
Net deferred tax liabilities	$(6,491)	$(14,888)

The Company has a deferred state tax asset of approximately $428,000 resulting from state tax credit carryforwards.  These carryforwards expire in 2031 and 2032.
Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2012.
The following table presents the activity in unrecognized tax benefits for 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Unrecognized tax benefit, January 1	$1,102	$355	$355
Gross increases - tax positions in prior period	199	873	-
Gross decreases - tax positions in prior period	-	(355)	-
Gross increases - tax positions in current period	270	229	-
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefit, December 31	$1,571	$1,102	$355

The balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million, $1.1 million and approximately $355,000 at both December 31, 2012, 2011 and 2010, respectively.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense.  The Company accrued interest related to the uncertain tax benefits noted above of approximately $329,000, $26,000 and $28,000 during 2012, 2011, and 2010.  The company recognized a total liability for interest of approximately $560,000, $231,000 and $191,000, at December 31, 2012, 2011 and 2010, respectively.
    Management does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.
    The Company is subject to taxation in the United States and various states and local jurisdictions.  The Company files a consolidated United States federal return.  Based on the laws of the applicable state where the Company conducts business operations, the Company and its applicable subsidiaries either file a consolidated, combined or separate return.  The tax years that remain open for examination for the Company’s major jurisdictions of the United States - Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri - are 2009, 2010 and 2011.  With few exceptions, the Company is no longer subject to United States federal, states or local examinations by tax authorities for years before 2009.  Currently, there are disputed tax positions taken in previously filed tax returns with certain states, including positions regarding the allocation of income and expenses.  The Company continues to evaluate these positions and intends to contest the proposed adjustments made by these tax authorities.  The Company does not anticipate that the ultimate resolution of these examinations will result in a material impact on the financial position or results of operations of the Company.

(14)  PENSION, OTHER POST RETIREMENT BENEFIT AND PROFIT SHARING PLANS
The Basic Plan is a non-contributory defined benefit pension plan managed by a trustee covering substantially all full-time employees who have at least one year of service and have attained the age of 21.  For such employees hired prior to January 1, 2006, benefits are based on years of service and the employee’s compensation until January 1, 2017, at which time benefits will be based on a 2.5% cash balance formula.  For such employees hired on or after January 1, 2006, benefits accrue based on a cash balance formula, effective January 1, 2012.  The Company's funding policy is to contribute to the Basic Plan the amount that meets the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company determines to be appropriate. The difference between the plan assets and projected benefit obligation is included in other assets or other liabilities, as appropriate. Actuarial assumptions are evaluated periodically.
The Restoration Plan provides for the payment of retirement benefits to certain participants in the Basic Plan.  The Restoration Plan is a non-qualified plan that covers any employee whose benefit under the Basic Plan is limited by the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and any employee who elects to participate in the BancorpSouth, Inc. Deferred Compensation Plan, which reduces the employee’s benefit under the Basic Plan.  For such employees hired prior to January 1, 2006, benefits are based on years of service and the employee’s compensation until January 1, 2017, at which time benefits will be based on a 2.5% cash balance formula.  For such employees hired on or after January 1, 2006, benefits accrue based on a cash balance formula, effective January 1, 2012.  The Supplemental Plan is a non-qualified defined benefit supplemental retirement plan for certain key employees.  Benefits commence when the employee retires and are payable over a period of ten years.
The Company uses a December 31 measurement date for its pension and other benefit plans.

A summary of the three defined benefit retirement plans at and for the years ended December 31, 2012, 2011 and 2010 follows:

	Pension Benefits
	2012	2011	2010
Change in benefit obligations:	(In thousands)
Projected benefit obligations at beginning of year	$182,362	$156,595	$134,892
Service cost	9,670	8,107	7,449
Interest cost	8,104	8,327	7,676
Amendments	300	(8,494)	-
Actuarial loss	22,417	22,253	11,457
Benefits paid	(8,232)	(4,197)	(4,879)
Administrative expenses paid	(817)	(229)	-
Projected benefit obligations at end of year	$213,804	$182,362	$156,595
Change in plans' assets:
Fair value of plans' assets at beginning of year	$195,004	$197,536	$180,217
Actual return on assets	16,631	1,347	21,488
Employer contributions	1,118	547	710
Benefits paid	(8,232)	(4,197)	(4,879)
Administrative expenses paid	(817)	(229)	-
Fair value of plans' assets at end of year	$203,704	$195,004	$197,536
Funded status:
Projected benefit obligations	$(213,804)	$(182,362)	$(156,595)
Fair value of plans' assets	203,704	195,004	197,536
Unrecognized transition amount	-	-	-
Unrecognized prior service cost	-	-	-
Unrecognized actuarial loss	-	-	-
Net amount recognized	$(10,100)	$12,642	$40,941

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2012	2011	2010
	(In thousands)
Prepaid benefit cost	$94,046	$102,307	$104,749
Accrued benefit liability	(22,123)	(20,572)	(18,678)
Intangible asset	-	-	-
Accumulated other comprehensive
income adjustment	(82,023)	(69,093)	(45,130)
Net amount recognized	$(10,100)	$12,642	$40,941

Pre-tax amounts recognized in accumulated other comprehensive income consisted of:

	Year ended December 31,
	2012	2011
	(In thousands)

Net transition obligation	$37	$55
Net prior service benefit	(6,134)	(6,901)
Net actuarial loss	88,120	75,939
Total accumulated other comprehensive income	$82,023	$69,093

The net transition obligation, net prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000, $768,000 and $6,099,000, respectively.
The components of net periodic benefit cost at December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits
	2012	2011	2010
Components of net periodic benefit cost:	(In thousands)
Service cost	$9,670	$8,107	$7,449
Interest cost	8,104	8,327	7,676
Expected return on assets	(11,263)	(14,864)	(14,032)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service (benefit) cost	(768)	31	341
Recognized net loss	4,868	3,264	2,218
Special termination benefit	300	-	-
Net periodic benefit cost	$10,929	$4,883	$3,670

The weighted-average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2012	2011	2012	2011	2012	2011
Discount rate	4.05%	4.80%	3.65%	4.45%	2.85%	3.85%
Rate of compensation increase*	3.00%	2.00%	3.00%	2.00%	3.00%	2.00%

* 3.00% rate of compensation increase used for 2012 and beyond.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Basic Plan
	2012	2011	2010
Discount rate	4.80%	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	6.00%	8.00%	8.00%

	Restoration Plan
	2012	2011	2010
Discount rate	4.45%	5.15%	5.85%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2012	2011	2010
Discount rate	3.85%	4.50%	5.35%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A
N/A = not applicable

    The following table presents information related to the Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Projected benefit obligation	$32,659	$26,712
Accumulated benefit obligation	31,154	25,409
Fair value of assets	-	-

The following table presents information related to the Company’s defined benefit pension plans at December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Accumulated benefit obligation	$205,298	$172,439

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
The Company’s pension plan weighted-average asset allocations at December 31, 2012 and 2011 and the Company’s target allocations for 2013, by asset category, were as follows:

	Plan assets at December 31		Target for
Asset category:	2012	2011	2013

Equity securities	32.92%	36.87%	33%
Debt securities	61.19%	58.16%	67%
Cash and equivalents	5.89%	4.97%	0%
Total	100.00%	100.00%

Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $1.2 million (0.58% of total plan assets) and approximately $907,000 (0.46% of total plan assets) at December 31, 2012 and 2011, respectively.  An analysis by management is performed annually to determine whether the Company will make a contribution to the Basic Plan.
The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
Expected future benefit payments:	(In thousands)
2013	$10,560
2014	11,650
2015	13,238
2016	11,965
2017	12,285
2018-2022	66,277

The following table presents the fair value of each major category of plan assets held in the Basic Plan at December 31, 2012 and 2011:

	Pension Benefits
	2012	2011
Investments, at fair value:	(In thousands)
Cash	$88	$-
U.S. agency debt obligations	49,886	70,757
Mutual funds	138,904	112,995
Common stock of BancorpSouth, Inc.	1,196	907
Money market funds	9,356	4,701
Brokered certificates of deposit	3,784	4,965
Total investments, at fair value	203,214	194,325
Accrued interest and dividends	490	679
Fair value of plan assets	$203,704	$195,004

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
The following table sets forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$-	$49,886	$-	$49,886
Mutual funds	138,904	-	-	138,904
Common stock of BancorpSouth, Inc.	1,196	-	-	1,196
Money market funds	-	9,356	-	9,356
Brokered certificates of deposit	-	3,784	-	3,784
Total	$140,100	$63,026	$-	$203,126

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$-	$70,757	$-	$70,757
Mutual funds	112,995	-	-	112,995
Common stock of BancorpSouth, Inc.	907	-	-	907
Money market funds	-	4,701	-	4,701
Brokered certificates of deposit	-	4,965	-	4,965
Total	$113,902	$80,423	$-	$194,325

There were no transfers between Levels of the fair value hierarchy in 2012 or 2011.

The following investments represented 5% or more of the total plan asset value as of December 31, 2012:

2012
(In thousands)
Fidelity Advisor New Insight S Institution	$11,947
T. Rowe Price Equity Income Fund	11,151
Dodge & Cox Income Fund	11,339
Pioneer Multi-Asset Ultrashort Inc. Fund	15,129
Fidelity Total Bond	17,120
Vanguard Total Bond Market Index Institutional Fund	18,501

The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code.  Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company.  Employer contributions were $9.2 million, $8.6 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Until December 31, 2011, the 401(k) Plan provided that the Company make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation.  Eligible employees were those hired after December 31, 2005 who worked at least 1,000 hours during the plan year and had attained the age of 21.  As of December 31, 2011, the 401(k) Plan was amended and the profit sharing contribution was discontinued.  Employer profit sharing contributions were $1.3 million for each of the years ended December 31, 2011 and 2010.

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

Other real estate owned.  Other real estate owned (“OREO”) is carried at the lower of cost or estimated fair value, less estimated selling costs and is subjected to nonrecurring fair value adjustments.  Estimated fair value is determined on the basis of independent appraisals and other relevant factors less an average of 7%.  All of the Company’s OREO is classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,401,996	$-	$1,401,996
Government agency issued residential
mortgage-back securities	-	366,875	-	366,875
Government agency issued commercial
mortgage-back securities	-	91,445	-	91,445
Obligations of states and political
subdivisions	-	565,873	-	565,873
Collateralized debt obligations	-	-	-	-
Other	744	7,099	-	7,843
Mortgage servicing rights	-	-	37,882	37,882
Derivative instruments	-	-	55,684	55,684
Total	$744	$2,433,288	$93,566	$2,527,598
Liabilities:
Derivative instruments	$-	$-	$52,773	$52,773

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,501,243	$-	$1,501,243
Government agency issued residential
mortgage-back securities	-	404,610	-	404,610
Government agency issued commercial
mortgage-back securities	-	34,599	-	34,599
Obligations of states and political
subdivisions	-	563,520	-	563,520
Collateralized debt obligations	-	-	-	-
Other	561	8,985	-	9,546
Mortgage servicing rights	-	-	30,174	30,174
Derivative instruments	-	-	55,749	55,749
Total	$561	$2,512,957	$85,923	$2,599,441
Liabilities:
Derivative instruments	$-	$-	$55,407	$55,407

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2011	$30,174	$342	$-
Total net gains for the year included in:
Net income	7,708	2,569	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2012	$37,882	$2,911	$-
Net unrealized (losses) gains included in net income for the
year relating to assets and liabilities held at December 31, 2012	$(3,163)	$2,569	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2010	$38,642	$2,685	$-
Total net losses for the year included in:
Net loss	(8,468)	(2,343)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2011	$30,174	$342	$-
Net unrealized losses included in net income for the
year relating to assets and liabilities held at December 31, 2011	$(13,966)	$(2,343)	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011:

	December 31, 2012
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$-	$129,138	$-	$129,138	$-
Impaired loans	-	-	156,728	156,728	(10,541)
Other real estate owned	-	-	103,248	103,248	(31,055)

	December 31, 2011
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$-	$83,458	$-	$83,458	$-
Impaired loans	-	-	234,923	234,923	(39,708)
Other real estate owned	-	-	173,805	173,805	(21,641)

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
The following table presents carrying and fair value information of financial instruments at December 31, 2012 and 2011:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$223,814	$223,814	$195,681	$195,681
Interest bearing deposits with other banks	979,800	979,800	303,663	303,663
Available-for-sale and trading securities	2,434,032	2,434,032	2,513,518	2,513,518
Net loans and leases	8,472,523	8,546,810	8,675,193	8,730,819
Loans held for sale	129,138	129,230	83,458	83,503

Liabilities:
Noninterest bearing deposits	2,545,169	2,545,169	2,269,799	2,269,799
Savings and interest bearing deposits	5,945,281	5,945,281	5,698,527	5,698,527
Other time deposits	2,597,696	2,634,099	2,986,863	3,029,147
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	414,611	414,399	375,433	375,285
Long-term debt and other borrowings	193,867	205,072	193,880	200,166

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(536)	(536)	(1,057)	(1,057)
Commitments to fund fixed rate
mortgage loans	4,081	4,081	2,140	2,140
Interest rate swap position to receive	51,517	51,517	53,608	53,608
Interest rate swap position to pay	(52,154)	(52,154)	(54,349)	(54,349)

(16) STOCK INCENTIVE AND STOCK OPTION PLANS
Key employees and directors of the Company and its subsidiaries have been granted stock options under the Company’s Long-Term Equity Incentive Plan, 1995 Non-Qualified Stock Option Plan for Non-Employees (the “1995 Plan”) and 1998 Stock Option Plan  (collectively, the “Plans”).  Further, restricted stock and restricted stock units may be awarded under the 1995 Plan, and restricted stock, restricted stock units and performance shares may be awarded under the Long-Term Equity Incentive Plan.  All options granted pursuant to these plans have an exercise price equal to the market value on the date of the grant and are exercisable over periods of one to ten years.  Upon the exercise of stock options, new shares are issued by the Company.
The Company’s Directors’ Fee Unfunded Plan provides that a minimum of 50% of the compensation payable to each director is paid in the form of the Company’s common stock.  This plan is registered under the Company’s dividend reinvestment plan and the shares are purchased through the Company’s dividend reinvestment plan which purchases shares in the open market.
FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards.  Compensation expense arising from stock options that has been charged against income for the Plans was $1.9 million, $2.1 million and $2.1 million for 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a three-year period.
In January 2012, the Company granted stock options to purchase 338,681 shares of the Company’s common stock to its employees under the Long-Term Equity Incentive Plan.  These stock options have a contractual life of seven years and vest over a one, two or three-year service period.  No stock options were granted during 2011.  The following tables present the stock option activity under the Plans as of December 31, 2012 and 2011 and changes during the years then ended:

	2012
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2012	2,714,023	$21.72
Granted	338,681	11.93
Exercised	(6,333)	12.94
Cancelled or forfeited	(174,183)	22.04
Expired	(107,334)	20.03
Outstanding at December 31, 2012	2,764,854	$20.58	3.1	$1,374

Exercisable at December 31, 2012	2,306,860	$22.23	2.6	$1,332
	2011
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2011	2,946,307	$21.41
Exercised	(2,225)	9.40
Cancelled or forfeited	(76,659)	22.86
Expired	(153,400)	15.39
Outstanding at December 31, 2011	2,714,023	$21.72	3.6	$2

Exercisable at December 31, 2011	2,330,234	$22.63	3.3	$2

The following table presents the status of the Company’s nonvested options as of December 31, 2012 and changes during the year then ended:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2012	383,789	$16.20	$4.87
Granted	338,681	11.93	4.16
Vested	(253,085)	17.60	5.29
Forfeited or cancelled	(11,391)	14.99	4.72
Outstanding at December 31, 2012	457,994	$12.30	$4.11

 The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes-Merton option valuation model.  Groups of participants (executive, non-executives and directors) are considered separately for valuation purposes.  The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors.  The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant.  The expected volatility is estimated based on the Company’s historical experience.  The following table provides the range of assumptions used for stock options granted during the years ended December 31, 2012 and 2010:

	2012	2010

Expected volatility	49.9%	45.2%
Weighted-average volatility	49.9%	45.2%
Expected dividends	2.50%	3.75%
Expected term (in years)	4.8-4.9	4.8 - 6.0
Risk-free rate	0.81%	1.64%

The weighted-average grant-date fair value of stock options granted during the years 2012 and 2010 was $4.16 and $4.00, respectively.  The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $9,000, $6,000 and $143,000, respectively.
The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price

$9.97 to $13.25	719,287	5.4	$12.63	261,293	$13.21
$17.10 to $22.97	725,517	2.7	22.31	725,517	22.31
$23.19 to $24.03	726,200	1.9	23.52	726,200	23.52
$24.27 to $25.31	593,850	2.2	24.52	593,850	24.52
$9.97 to $25.31	2,764,854	3.1	$20.58	2,306,860	$22.23
The Long-Term Equity Incentive plan allows for the issuance of performance shares.  Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period.  The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient.  In January 2009, the Company granted 101,225 performance shares to employees for the two-year performance period from January 1, 2009 through December 31, 2010.  In January 2010, the Company granted 125,395 performance shares to employees for the two-year performance period from January 1, 2010 through December 31, 2011.  In March 2011, the Company granted 125,410 performance shares to employees for the two-year performance period from January 1, 2011 through December 31, 2012.  In January 2012, the Company granted 103,055 performance shares to employees for the two-year performance period from January 1, 2012 through December 31, 2013.  All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest.  Compensation expense of approximately $461,000 was recognized in 2009 related to the 2009 grant of performance shares.  This amount was reversed in 2010 and no additional expense was recorded in 2010, as the Company failed to meet the performance threshold for the 2009-2010 performance period.  No expense was recorded in 2010 or 2011 related to the 2010 grant, as the Company failed to meet the performance threshold for the 2010-2011 performance period.  Compensation expense of approximately $659,000 and $147,000 was recognized in 2012 and 2011, respectively, related to the 2011 grant of performance shares.  Compensation expense of approximately $731,000 was recognized in 2012 related to the 2012 grant of performance shares.
In May 2009, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2010.  In May 2010, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors and the shares of stock covered by this award were issued to the directors in May 2011.  No restricted stock units were awarded during 2011.  In May 2012, the Company awarded 7,500 restricted stock units covering

7,500 shares of Company common stock to its directors with the shares of stock covered by this award to be issued to the directors in May 2013.  Compensation expense of approximately $67,000, $37,000 and $112,000 was recognized in 2012, 2011 and 2010, respectively, related to the restricted stock units issued to the Company’s directors.
    In June 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 60,000 restricted stock units covering 60,000 shares of Company common stock to senior executives with the shares of stock covered by this award to be issued to the senior executives equally beginning in June 2013 over a five-year period.  Compensation expense of approximately $199,000 was recognized in 2012 related to the restricted stock units issued to the Company’s senior executives.

(17) EARNINGS PER SHARE AND DIVIDEND DATA
The computation of basic earnings per share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise or vesting of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 2.9 million, 2.8 million and 2.2 million shares of Company common stock with a weighted average exercise price of $20.64, $21.75 and $23.46 per share for 2012, 2011 and 2010, respectively, were excluded from diluted shares.  Antidilutive other equity awards covering approximately 36,000 shares of Company common stock for 2011 were also excluded from diluted shares.  There were no antidilutive other equity awards for 2012 and 2010.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2012, 2011 and 2010:

	2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$84,295	93,774	$0.90
Effect of dilutive stock options	-	90

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$84,295	93,864	$0.90

	2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$37,569	83,486	$0.45
Effect of dilutive stock options	-	23

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$37,569	83,509	$0.45

	2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$22,942	83,425	$0.28
Effect of dilutive stock options	-	90

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$22,942	83,515	$0.27

Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority.

(18) OTHER COMPREHENSIVE INCOME
The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2012, 2011 and 2010:

	2012
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$3,043	$(1,171)	$1,872
Reclassification adjustment for net (gains) losses
realized in net income	(442)	169	(273)
Change in pension funding status	(12,930)	4,946	(7,984)
Other comprehensive loss	$(10,329)	$3,944	$(6,385)

	2011
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$55,882	$(21,405)	$34,477
Reclassification adjustment for net (gains) losses
realized in net income	(12,127)	4,639	(7,488)
Change in pension funding status	(23,963)	9,166	(14,797)
Other comprehensive income	$19,792	$(7,600)	$12,192

	2010
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
	(In thousands)
Unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$(8,854	$3,399	$(5,455)
Reclassification adjustment for net losses (gains)
realized in net income	470	(180)	290
Change in pension funding status	(1,423	544	(879)
Other comprehensive loss	$(9,807	$3,763	$(6,044)

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

Amount
(In thousands)
Loans outstanding at December 31, 2011	$19,181
New loans	24,373
Repayments	(34,158)
Changes in directors and executive officers	18,286
Loans outstanding at December 31, 2012	$27,682

(20) MORTGAGE SERVICING RIGHTS
MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(Dollars in thousands)
Unpaid principal balance	$5,058,912	$4,293,552	$3,870,872
Weighted-average prepayment speed (CPR)	17.1	22.7	15.6
Discount rate (annual percentage)	10.8	10.3	10.3
Weighted-average coupon interest rate (percentage)	4.4	4.9	5.2
Weighted-average remaining maturity (months)	307.0	311.0	315.0
Weighted-average servicing fee (basis points)	27.1	28.0	28.4

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

    The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the years indicated:

	2012	2011
	(In thousands)
Fair value at beginning of year	$30,174	$38,642
Additions:
Origination of servicing assets	18,531	11,692
Changes in fair value:
Due to payoffs/paydowns	(7,649)	(6,180)
Due to change in valuation inputs or assumptions
used in the valuation model	(3,163)	(13,966)
Other changes in fair value	(11)	(14)
Fair value at end of year	$37,882	$30,174

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $13.0 million, $11.6 million and $10.5 million and late and other ancillary fees of $1.4 million, $1.3 million and $1.4 million in 2012, 2011, and 2010, respectively.

(21)  REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios).  All banking companies are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 4% of adjusted average assets.  The regulations also define well capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively.  The Company and the Bank had Tier 1, total capital and Tier 1 leverage above the well capitalized levels at December 31, 2012 and 2011, respectively, as set forth in the following table:

	2012		2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	$1,316,905	13.77%	$1,129,746	11.77%
BancorpSouth Bank	1,191,567	12.48	1,099,369	11.46
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,437,320	15.03	1,250,801	13.03
BancorpSouth Bank	1,311,840	13.74	1,220,424	12.73
Tier 1 leverage capital (to average assets)
BancorpSouth, Inc.	1,316,905	10.25	1,129,746	8.85
BancorpSouth Bank	1,191,567	9.34	1,099,369	8.67

(22)  SEGMENTS
The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments - Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage lending, trust services, credit card activities, investment services and other activities not allocated to  the Community Banking or Insurance Agencies operating segments.  The increased net income of the Community Banking operating segment in 2012 compared to 2011 and in 2011 compared to 2010 was primarily related to the corresponding decrease in the provision for credit losses.
Results of operations and selected financial information by operating segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2012	(In thousands)
Results of Operations
Net interest revenue	$389,466	$270	$24,855	$414,591
Provision for credit losses	25,482	-	2,518	28,000
Net interest income after provision
for credit losses	363,984	270	22,337	386,591
Noninterest revenue	113,613	90,045	76,491	280,149
Noninterest expense	351,378	78,799	119,016	549,193
Income (loss) before income taxes	126,219	11,516	(20,188)	117,547
Income tax expense (benefit)	39,777	4,682	(11,207)	33,252
Net income (loss)	$86,442	$6,834	$(8,981)	$84,295
Selected Financial Information
Total assets	$10,232,036	$173,832	$2,991,330	$13,397,198
Depreciation and amortization	23,773	3,616	3,553	30,942

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2011	(In thousands)
Results of Operations
Net interest revenue	$407,648	$329	$26,936	$434,913
Provision for credit losses	127,794	-	2,287	130,081
Net interest income after provision
for credit losses	279,854	329	24,649	304,832
Noninterest revenue	126,807	86,955	57,083	270,845
Noninterest expense	338,125	73,793	121,715	533,633
Income (loss) before income taxes	68,536	13,491	(39,983)	42,044
Income tax expense (benefit)	40,454	5,423	(41,402)	4,475
Net income	$28,082	$8,068	$1,419	$37,569
Selected Financial Information
Total assets	$10,169,986	$163,995	$2,661,870	$12,995,851
Depreciation and amortization	24,167	3,826	4,221	32,214

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2010	(In thousands)
Results of Operations
Net interest revenue	$411,936	$561	$28,645	$441,142
Provision for credit losses	197,539	-	6,477	204,016
Net interest income after provision
for credit losses	214,397	561	22,168	237,126
Noninterest revenue	114,736	82,327	67,081	264,144
Noninterest expense	308,299	70,830	107,904	487,033
Income (loss) before income taxes	20,834	12,058	(18,655)	14,237
Income tax expense (benefit)	2,914	4,786	(16,405)	(8,705)
Net income (loss)	$17,920	$7,272	$(2,250)	$22,942
Selected Financial Information
Total assets	$10,854,511	$158,919	$2,601,580	$13,615,010
Depreciation and amortization	24,910	4,230	4,532	33,672

 (23)  DERIVATIVE INSTRUMENTS
The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At December 31, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $231.2 million, with a carrying value and fair value reflecting a loss of approximately $536,000.  At December 31, 2011, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $107.0 million, with a carrying value and fair value reflecting a loss of $1.1 million.  At December 31, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $198.3 million, with a carrying value and fair value reflecting a gain of $4.1 million.  At December 31, 2011, the notional amount of commitments to fund individual fixed-rate mortgage loans was $104.2 million, with a carrying value and fair value reflecting a gain of $2.1 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2012, the notional amount of customer related derivative financial instruments was $496.2 million, with an average maturity of 59.9 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.7%.  As of December 31, 2011, the notional amount of customer related derivative financial instruments was $493.3 million, with an average maturity of 62.3 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.9%.

(24)  COMMITMENTS AND CONTINGENT LIABILITIES
Leases
Rent expense was $7.2 million for 2012, $7.1 million for 2011 and $6.9 million for 2010. Future minimum lease payments for the following five years for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2012:

Amount
(In thousands)
2013	$5,072
2014	2,918
2015	2,184
2016	1,597
2017	1,215
Thereafter	4,377
Total future minimum lease payments	$17,363

Mortgage Loans Serviced for Others
The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $5.1 billion of loans serviced for investors at December 31, 2012 was $2.5 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Lending Commitments
In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets.  As of December 31, 2012, these included $130.9 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements.  The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2012, 2011 and 2010.

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
While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense accrued as of December 31, 2012 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon substantially the same facts as alleged in the now settled securities class action lawsuit described in Item 3 Legal Proceedings above. The plaintiff is seeking to recover damages in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case.  The Bank has filed a petition for leave to appeal the class certification order, which, if granted, would provide the Bank with an immediate right to appeal the class certification order.  At this stage of the lawsuit, management of the Company cannot determine the probability of an unfavorable outcome to the Company. There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

(25) CONDENSED PARENT COMPANY INFORMATION
The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates and for the years indicated:

Condensed Balance Sheets	December 31,
	2012	2011
Assets:	(In thousands)
Cash on deposit with subsidiary bank	$114,394	$17,100
Investment in subsidiaries	1,484,097	1,392,966
Other assets	13,398	15,173
Total assets	$1,611,889	$1,425,239

Liabilities and shareholders' equity:
Total liabilities	$162,837	$162,327
Shareholders' equity	1,449,052	1,262,912
Total liabilities and shareholders' equity	$1,611,889	$1,425,239

	Year Ended December 31,
Condensed Statements of Income	2012	2011	2010
	(In thousands)
Dividends from subsidiaries	$-	$23,000	$89,500
Other operating income	1,253	268	837
Total income	1,253	23,268	90,337

Operating expenses	16,931	17,358	16,807
Income (loss) before tax benefit and equity in undistributed earnings	(15,678)	5,910	73,530
Income tax benefit	5,732	6,050	6,102
Income (loss) before equity in undistributed earnings
of subsidiaries	(9,946)	11,960	79,632
Equity in undistributed (distributed) earnings of subsidiaries	94,241	25,609	(56,690)
Net income	$84,295	$37,569	$22,942

	Year Ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
	(In thousands)
Operating activities:
Net income	$84,295	$37,569	$22,942
Adjustments to reconcile net income
to net cash provided by operating activities	(95,231)	(30,348)	58,486
Net cash (used in) provided by operating activities	(10,936)	7,221	81,428
Investing activities:
Net cash paid for acquisitions	-	-	-
Net cash used in investing activities	-	-	-
Financing activities:
Cash dividends	(3,778)	(11,689)	(73,458)
Common stock transactions, net	112,008	2,596	464
Net cash provided by (used in) financing activities	108,230	(9,093)	(72,994)
Increase (decrease) in cash and cash equivalents	97,294	(1,872)	8,434
Cash and cash equivalents at beginning of year	17,100	18,972	10,538
Cash and cash equivalents at end of year	$114,394	$17,100	$18,972

(26) OTHER NONINTEREST INCOME AND EXPENSE
The following table details other noninterest income for the three years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Annuity fees	$2,243	$3,323	$2,474
Brokerage commissions and fees	6,714	5,918	5,512
Bank-owned life insurance	8,074	7,662	7,737
Other miscellaneous income	15,124	16,599	14,433
Total other noninterest income	$32,155	$33,502	$30,156

The following table details other noninterest expense for the three years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Advertising	$4,869	$5,098	$5,354
Foreclosed property expense	39,406	27,796	18,355
Telecommunications	8,515	8,386	9,466
Public relations	5,434	5,727	6,088
Data processing	10,234	9,677	6,068
Computer software	7,476	7,502	7,334
Amortization of intangibles	3,222	3,324	3,909
Legal fees	9,334	9,170	6,102
Postage and shipping	4,465	4,812	5,044
Other miscellaneous expense	72,147	74,098	62,760
Total other noninterest expense	$165,102	$155,590	$130,480

(27) SUBSEQUENT EVENTS
The Company has evaluated all subsequent events through the date of this filing.  Management does not believe there are any material subsequent events which would require further disclosure.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.  The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s report are included with the Company’s 2012 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning the directors and nominees of the Company appears under the caption “Proposal 1:  Election of Directors” in the Company's definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in the Report.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.  In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

This information appears under the captions “Executive Compensation,”  “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company's definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.
The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which shares of Company common stock are authorized for issuance:

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)
Equity compensation plans
approved by shareholders (2)	2,761,107	$20.59	4,083,787
Equity compensation plans not
approved by shareholders	3,747	12.85	413,589
Total	2,764,854	$20.58	4,497,376

(1)	Excludes shares to be issued upon exercise of outstanding options.
(2)	Excludes 112,315 restricted shares that were unvested, 67,500 restricted stock units that were unvested and 261,482 performance shares that were unearned as of December 31, 2012. Equity compensation plans approved by shareholders include the BancorpSouth, Inc.
Director Stock Plan, the BancorpSouth, Inc. Executive Performance Incentive Plan, as amended, the BancorpSouth,
Inc. Long-Term Equity Incentive Plan, as amended, and the BancorpSouth, Inc. 1995 Non-Qualified Stock Option
Plan for Non-Employee Directors, as amended.
(3)	Equity compensation plans not approved by shareholders include the BancorpSouth, Inc. 1998 Stock Option Plan, as amended, and the plan assumed in connection with the merger of BusinessHolding Corporation, which was effective December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company's definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.  Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2012 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accountant fees and services appears under the caption “Proposal 2:  Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders, and is incorporated herein by reference.

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

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (8)(29)
(b)           Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. (9)(29)
(c)           BancorpSouth, Inc. Long-Term Equity Incentive Plan.* (29)
(d)           Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (10)(29)
(e)           BancorpSouth, Inc. Executive Performance Incentive Plan. (11)(29)
(f)           Amendment to BancorpSouth, Inc. Executive Performance Incentive Plan. (12)(29)
(g)	Second Amendment to BancorpSouth, Inc. Executive Performance Incentive Plan. (13)(29)
(h)           Form of Performance Share Award Agreement. (14)(29)
(i)           BancorpSouth, Inc. Director Stock Plan, as amended and restated.* (29)
(j)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(29)
(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (15)(29)
(l)           BancorpSouth, Inc. 1998 Stock Option Plan (16)(29)
(m)           Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan (17)(29)
(n)           BancorpSouth, Inc. Restoration Plan, as amended and restated. (8)(29)
(o)           BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (8)(29)
(p)           BancorpSouth, Inc. Home Office Incentive Plan. (18)(29)
(q)           Description of Dividend Reinvestment Plan. (19)(29)
(r)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (20)(29)
(s)           Executive Employment Agreement with James D. Rollins III.* (29)
(t)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Award Agreement with James D. Rollins.* (29)
(u)           Form of BancorpSouth, Inc. Change in Control Agreement. (21)(29)
(v)           Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (8)(29)
(w)           BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (22)(29)
(x)            BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (23)(29)
(y)           BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (22)(29)
(z)            BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (22)(29)
(aa)          BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (24)(29)
(bb)         BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (25)(29)
(cc)          BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (26)(29)
(dd)	BancorpSouth, Inc. Change in Control Agreement for James D. Rollins III.* (29)
(ee)          BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated. (12)(29)
(ff)           BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (8)(29)

(gg)           Premier Bancorp, Inc. 1998 Stock Option Plan. (27)(29)
(hh)           Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (27)(29)
(ii)             Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (27)(29)
(jj)             Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (27)(29)
(kk)           Salary Continuation Agreement with Gordon R. Lewis. (28)(29)
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
(101)
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(30)

__________________
(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.

(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2006 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed on June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(27)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(29)	Compensatory plans or arrangements.
(30)
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

                                                                                                BANCORPSOUTH, INC.

DATE:  February 25, 2013                                                  By:    /s/James D. Rollins III
                                                                                                James D. Rollins III
                                                                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                                                Chairman of the Board and
/s/ Aubrey B. Patterson                                                                      Director            February 25, 2013
Aubrey B. Patterson

Chief Executive Officer (Principal
/s/James D. Rollins III                                                          Executive Officer) and Director       February 25, 2013
James D. Rollins III

                                                                                Treasurer and Chief Financial
 Officer (Principal Financial
/s/William L. Prater                                                               Officer)                                      February 25, 2013
William L. Prater

/s/Gus J. Blass III                                                   Director                                                       February 25, 2013
Gus J. Blass III

/s/James E. Campbell III                                    Director                                                   February 25, 2013
James E. Campbell II

/s/Albert C. Clark                                                   Director                                                   February 25, 2013
Albert C. Clark

/s/Grace Clark                                                     Director                February 25, 2013
Grace Clark

/s/Hassell H. Franklin                                           Director                                                       February 25, 2013
Hassell H. Franklin

/s/W. G. Holliman, Jr.                                           Director                  February 25, 2013
W. G. Holliman, Jr.

/s/Warren A. Hood, Jr.                                    Director                 February 25, 2013
Warren A. Hood, Jr.

/s/Keith J. Jackson                                             Director                                   February 25, 2013
Keith J. Jackson

/s/James V. Kelley                                              Director                                  February 25, 2013
James V. Kelley

/s/Larry G. Kirk                                                   Director                          February 25, 2013
Larry G. Kirk

/s/Turner O. Lashlee                                         Director                           February 25, 2013
Turner O. Lashlee

/s/Guy W. Mitchell                                           Director              February 25, 2013
Guy W. Mitchell, III

/s/ Robert C. Nolan                                          Director                February 25, 2013
Robert C. Nolan

/s/W. Cal Partee, Jr.                                         Director                February 25, 2013
W. Cal Partee, Jr.

/s/Alan W. Perry                          Director                        February 25, 2013
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

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (8)(29)
(b)           Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. (9)(29)
(c)           BancorpSouth, Inc. Long-Term Equity Incentive Plan.* (29)
(d)           Amendment to BancorpSouth, Inc. Long-Term Equity Incentive Plan. (10)(29)
(e)           BancorpSouth, Inc. Executive Performance Incentive Plan. (11)(29)
(f)           Amendment to BancorpSouth, Inc. Executive Performance Incentive Plan. (12)(29)
(g)           Second Amendment to BancorpSouth, Inc. Executive Performance Incentive Plan. (13)(29)
(h)           Form of Performance Share Award Agreement. (14)(29)
(i)            BancorpSouth, Inc. Director Stock Plan, as amended and restated.* (29)
(j)            BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (12)(29)
(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (15)(29)
(l)            BancorpSouth, Inc. 1998 Stock Option Plan (16)(29)
(m)          Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan (17)(29)
(n)           BancorpSouth, Inc. Restoration Plan, as amended and restated. (8)(29)
(o)           BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (8)(29)
(p)           BancorpSouth, Inc. Home Office Incentive Plan. (18)(29)
(q)           Description of Dividend Reinvestment Plan. (19)(29)
(r)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (20)(29)
(s)           Executive Employment Agreement with James D. Rollins III.* (29)
(t)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Award Agreement with James D. Rollins.* (29)
(u)           Form of BancorpSouth, Inc. Change in Control Agreement. (21)(29)
(v)           Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (8)(29)
(w)          BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (22)(29)
(x)           BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (23)(29)
(y)           BancorpSouth, Inc. Change in Control Agreement for Gregg Cowsert. (22)(29)
(z)           BancorpSouth, Inc. Change in Control Agreement for Michael Sappington. (22)(29)
(aa)         BancorpSouth, Inc. Change in Control Agreement for Larry Bateman. (24)(29)
(bb)        BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (25)(29)
(cc)         BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (26)(29)

(dd)         BancorpSouth, Inc. Change in Control Agreement for James D. Rollins III.* (29)
(ee)	BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated. (12)(29)
(ff)           BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (8)(29)
(gg)         Premier Bancorp, Inc. 1998 Stock Option Plan. (27)(29)
(hh)         Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (27)(29)
(ii)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (27)(29)
(jj)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (27)(29)
(kk)	Salary Continuation Agreement with Gordon R. Lewis. (28)(29)
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
(101)
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(30)

__________________
(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2011 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 1-12991) and incorporated by reference thereto.

(12)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2006 (file number 1-12991) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed on June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(27)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(29)	Compensatory plans or arrangements.
(30)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.