Form 10-Q
period 2013-05-01
BANCORPSOUTH INC
filed 2013-05-09
CIK 701853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the registrant had outstanding 95,181,941 shares of common stock, par value $2.50 per share.

 BANCORPSOUTH, INC.
TABLE OF CONTENTS

PART I	Financial Information

Item	1.	Financial Statements	Page
		Consolidated Balance Sheets March 31, 2013 and 2012
		(Unaudited) and December 31, 2012	3
		Consolidated Statements of Income (Unaudited)
		Three Months Ended March 31, 2013 and 2012	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months Ended March 31, 2013 and 2012	5
		Consolidated Statements of Cash Flows (Unaudited)
		Three Months Ended March 31, 2013 and 2012	6
		Notes to Consolidated Financial Statements (Unaudited)	7
Item	2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	39
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	73
Item	4.	Controls and Procedures	73

PART II		Other Information

Item	1.	Legal Proceedings	74
Item	1.A	Risk Factors	75
Item	4.	Mine Safety Disclosures	75
Item	6.	Exhibits	75

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$147,947	$223,814	$184,441
Interest bearing deposits with other banks	969,506	979,800	665,675
Available-for-sale securities, at fair value	2,607,176	2,434,032	2,573,535
Loans and leases	8,614,791	8,672,752	8,777,538
Less: Unearned income	33,253	35,763	39,615
Allowance for credit losses	162,601	164,466	181,777
Net loans	8,418,937	8,472,523	8,556,146
Loans held for sale	105,523	129,138	110,294
Premises and equipment, net	313,980	319,456	321,720
Accrued interest receivable	44,696	44,356	50,008
Goodwill	275,173	275,173	271,297
Bank-owned life insurance	233,007	231,120	202,698
Other real estate owned	96,314	103,248	167,808
Other assets	180,876	184,538	203,950
TOTAL ASSETS	$13,393,135	$13,397,198	$13,307,572

LIABILITIES
Deposits:
Demand: Noninterest bearing	$2,582,859	$2,545,169	$2,260,012
Interest bearing	4,840,330	4,799,496	4,897,585
Savings	1,212,736	1,145,785	1,067,256
Other time	2,529,001	2,597,696	2,857,469
Total deposits	11,164,926	11,088,146	11,082,322
Federal funds purchased and securities
sold under agreement to repurchase	353,742	414,611	401,089
Short-term Federal Home Loan Bank and
other short-term borrowings	-	-	1,500
Accrued interest payable	5,519	6,140	7,652
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	33,500	33,500
Other liabilities	209,956	245,437	228,998
TOTAL LIABILITIES	11,927,955	11,948,146	11,915,373

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 95,174,441,
94,549,867 and 94,436,177 shares, respectively	237,936	236,375	236,090
Capital surplus	311,091	311,909	309,426
Accumulated other comprehensive loss	(13,120)	(8,646)	(4,136)
Retained earnings	929,273	909,414	850,819
TOTAL SHAREHOLDERS' EQUITY	1,465,180	1,449,052	1,392,199
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,393,135	$13,397,198	$13,307,572

(1) Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
	2013	2012
	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$99,092	$109,012
Deposits with other banks	602	401
Available-for-sale securities:
Taxable	8,700	11,162
Tax-exempt	3,960	4,256
Loans held for sale	673	544
Total interest revenue	113,027	125,375

INTEREST EXPENSE:
Deposits:
Interest bearing demand	3,125	4,449
Savings	513	714
Other time	8,041	11,291
Federal funds purchased and securities sold
under agreement to repurchase	63	63
Federal Home Loan Bank borrowings	348	367
Junior subordinated debt	2,857	2,879
Other	2	2
Total interest expense	14,949	19,765
Net interest revenue	98,078	105,610
Provision for credit losses	4,000	10,000
Net interest revenue, after provision for
credit losses	94,078	95,610

NONINTEREST REVENUE:
Mortgage lending	12,346	15,142
Credit card, debit card and merchant fees	7,523	7,523
Service charges	12,832	15,116
Trust income	3,210	2,282
Security gains, net	19	74
Insurance commissions	26,641	23,153
Other	8,747	9,070
Total noninterest revenue	71,318	72,360

NONINTEREST EXPENSE:
Salaries and employee benefits	79,414	74,931
Occupancy, net of rental income	10,237	10,066
Equipment	4,948	5,333
Deposit insurance assessments	2,804	5,383
Other	37,968	39,967
Total noninterest expense	135,371	135,680
Income before income taxes	30,025	32,290
Income tax expense	9,220	9,424
Net income	$20,805	$22,866

Earnings per share: Basic	$0.22	$0.25
Diluted	$0.22	$0.25

Dividends declared per common share	$0.01	$0.01

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2013	2012
	(In thousands)
Net income	$20,805	$22,866

Other comprehensive loss, net of tax
Unrealized losses on securities	(5,300)	(2,953)
Pension and other postretirement benefits	826	1,078
Other comprehensive loss, net of tax	(4,474)	(1,875)
Comprehensive income	$16,331	$20,991
See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	March 31,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$20,805	$22,866
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	4,000	10,000
Depreciation and amortization	6,713	6,832
Deferred taxes	(3,002)	-
Amortization of intangibles	743	763
Amortization of debt securities premium and discount, net	3,771	2,820
Share-based compensation expense	530	562
Security gains, net	(19)	(74)
Net deferred loan origination expense	(1,831)	(2,006)
Excess tax benefit from exercise of stock options	12	-
(Increase) decrease in interest receivable	(340)	1,258
Decrease in interest payable	(621)	(992)
Realized gain on mortgages sold	(16,354)	(11,879)
Proceeds from mortgages sold	469,489	376,931
Origination of mortgages held for sale	(425,882)	(395,149)
Loss on other real estate owned, net	1,145	5,762
Increase in bank-owned life insurance	(1,887)	(2,612)
Decrease in prepaid pension asset	1,441	465
Decrease in prepaid deposit insurance assessments	-	5,187
Other, net	(18,781)	(5,175)
Net cash provided by operating activities	39,932	15,559
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	144,157	131,578
Purchases of available-for-sale securities	(337,126)	(164,618)
Net decrease in loans and leases	45,313	100,287
Purchases of premises and equipment	(4,406)	(5,925)
Proceeds from sale of premises and equipment	2,965	906
Proceeds from sale of other real estate owned	7,853	10,974
Other, net	-	(8)
Net cash (used in) provided by investing activities	(141,244)	73,194
Financing activities:
Net increase in deposits	76,780	127,133
Net increase (decrease) in short-term debt and other liabilities	(60,872)	27,153
Issuance of common stock	201	108,677
Excess tax benefit from exercise of stock options	(12)	-
Payment of cash dividends	(946)	(944)
Net cash provided by financing activities	15,151	262,019

(Decrease) increase in cash and cash equivalents	(86,161)	350,772
Cash and cash equivalents at beginning of period	1,203,614	499,344
Cash and cash equivalents at end of period	$1,117,453	$850,116

See accompanying notes to consolidated financial statements, specifically Note 17.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  Certain 2012 amounts have been reclassified to conform with the 2013 presentation.
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

	March 31,		December 31,
	2013	2012	2012
	(In thousands)

Commercial and industrial	$1,488,374	$1,452,492	$1,484,788
Real estate
Consumer mortgages	1,871,312	1,937,997	1,873,875
Home equity	482,398	501,331	486,074
Agricultural	249,467	256,683	256,196
Commercial and industrial-owner occupied	1,334,974	1,287,542	1,333,103
Construction, acquisition and development	728,092	858,110	735,808
Commercial real estate	1,739,533	1,742,001	1,748,881
Credit cards	98,803	100,527	104,884
All other	621,838	640,855	649,143
Total	$8,614,791	$8,777,538	$8,672,752

The following table shows the Company’s  loans and leases, net of unearned income, as of March 31, 2013 by segment, class and geographical location:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$67,205	$143,745	$306,645	$35,560	$19,227	$76,051	$247,124	$585,359	$1,480,916
Real estate
Consumer mortgages	109,386	258,666	691,467	43,274	96,676	150,737	459,324	61,782	1,871,312
Home equity	60,717	37,540	161,317	22,605	68,087	67,101	62,430	2,601	482,398
Agricultural	8,644	75,359	63,641	2,374	16,795	12,748	64,950	4,956	249,467
Commercial and industrial-owner occupied	135,104	149,846	456,242	62,728	97,236	87,439	265,658	80,721	1,334,974
Construction, acquisition and development	98,845	67,101	204,082	36,802	75,691	92,434	144,853	8,284	728,092
Commercial real estate	215,684	331,108	273,564	193,049	105,225	90,739	387,550	142,614	1,739,533
Credit cards	-	-	-	-	-	-	-	98,803	98,803
All other	31,975	79,030	160,539	2,943	57,116	41,781	93,920	128,739	596,043
Total	$727,560	$1,142,395	$2,317,497	$399,335	$536,053	$619,030	$1,725,809	$1,113,859	$8,581,538
* Excludes the Greater Memphis Area.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans originated after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned (“OREO”) are susceptible to changes in real estate values in the corresponding market areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which would make more of the Company’s loans collateral dependent.
The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at March 31, 2013 and December 31, 2012:

	March 31, 2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$1,704	$145	$2,188	$4,037	$1,476,879	$1,480,916	$22
Real estate
Consumer mortgages	12,110	2,535	15,155	29,800	1,841,512	1,871,312	842
Home equity	2,429	1,208	377	4,014	478,384	482,398	-
Agricultural	756	170	3,284	4,210	245,257	249,467	-
Commercial and industrial-owner occupied	1,234	1,509	2,951	5,694	1,329,280	1,334,974	-
Construction, acquisition and development	2,965	4,007	12,329	19,301	708,791	728,092	-
Commercial real estate	1,613	58	11,764	13,435	1,726,098	1,739,533	-
Credit cards	420	266	492	1,178	97,625	98,803	261
All other	1,242	333	410	1,985	594,058	596,043	-
Total	$24,473	$10,231	$48,950	$83,654	$8,497,884	$8,581,538	$1,125

	December 31, 2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$3,531	$476	$4,118	$8,125	$1,468,486	$1,476,611	$414
Real estate
Consumer mortgages	11,308	3,643	13,821	28,772	1,845,103	1,873,875	512
Home equity	1,337	371	350	2,058	484,016	486,074	-
Agricultural	400	287	3,946	4,633	251,563	256,196	10
Commercial and industrial-owner occupied	2,629	3,587	2,933	9,149	1,323,954	1,333,103	19
Construction, acquisition and development	2,547	2,472	14,790	19,809	715,999	735,808	-
Commercial real estate	4,673	56	10,469	15,198	1,733,683	1,748,881	-
Credit cards	536	379	473	1,388	103,496	104,884	228
All other	2,354	253	445	3,052	618,505	621,557	27
Total	$29,315	$11,524	$51,345	$92,184	$8,544,805	$8,636,989	$1,210

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2013 and December 31, 2012:

	March 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,430,760	$14,297	$31,749	$546	$105	$3,459	$1,480,916
Real estate
Consumer mortgage	1,691,053	33,895	126,589	3,207	88	16,480	1,871,312
Home equity	458,264	5,269	15,908	893	27	2,037	482,398
Agricultural	218,018	9,508	17,097	-	-	4,844	249,467
Commercial and industrial-owner occupied	1,219,024	33,370	68,024	190	148	14,218	1,334,974
Construction, acquisition and development	577,477	35,525	68,648	626	-	45,816	728,092
Commercial real estate	1,508,593	63,186	117,806	245	-	49,703	1,739,533
Credit cards	98,803	-	-	-	-	-	98,803
All other	576,244	9,535	8,478	547	5	1,234	596,043
Total	$7,778,236	$204,585	$454,299	$6,254	$373	$137,791	$8,581,538

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,426,498	$14,663	$29,876	$729	$-	$4,845	$1,476,611
Real estate
Consumer mortgage	1,691,682	32,840	131,141	2,907	198	15,107	1,873,875
Home equity	461,151	4,791	17,619	1,057	76	1,380	486,074
Agricultural	227,138	5,729	17,947	-	-	5,382	256,196
Commercial and industrial-owner occupied	1,202,111	31,087	82,816	369	-	16,720	1,333,103
Construction, acquisition and development	567,881	30,846	75,031	715	-	61,335	735,808
Commercial real estate	1,524,262	53,455	120,591	160	-	50,413	1,748,881
Credit cards	104,884	-	-	-	-	-	104,884
All other	600,807	8,397	10,196	601	10	1,546	621,557
Total	$7,806,414	$181,808	$485,217	$6,538	$284	$156,728	$8,636,989

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three months ended March 31, 2013 and as of and for the year ended December 31, 2012:

	March 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$2,085	$3,800	$-	$2,641	$-
Real estate
Consumer mortgage	10,537	14,357	-	12,331	16
Home equity	1,595	1,739	-	1,476	3
Agricultural	4,289	4,777	-	4,568	4
Commercial and industrial-owner occupied	9,586	12,513	-	12,040	33
Construction, acquisition and development	35,312	52,293	-	42,612	55
Commercial real estate	41,154	56,017	-	39,808	71
All other	1,234	1,683	-	1,247	3
Total	$105,792	$147,179	$-	$116,723	$185

With an allowance:
Commercial and industrial	$1,374	$1,374	$763	$1,465	$-
Real estate
Consumer mortgage	5,943	6,601	1,962	3,104	2
Home equity	442	442	32	291	-
Agricultural	555	555	215	368	-
Commercial and industrial-owner occupied	4,632	5,553	1,361	4,593	3
Construction, acquisition and development	10,504	12,828	5,864	9,229	25
Commercial real estate	8,549	8,908	1,461	11,037	16
All other	-	-	-	-	-
Total	$31,999	$36,261	$11,658	$30,087	$46

Total:
Commercial and industrial	$3,459	$5,174	$763	$4,106	$-
Real estate
Consumer mortgage	16,480	20,958	1,962	15,435	18
Home equity	2,037	2,181	32	1,767	3
Agricultural	4,844	5,332	215	4,936	4
Commercial and industrial-owner occupied	14,218	18,066	1,361	16,633	36
Construction, acquisition and development	45,816	65,121	5,864	51,841	80
Commercial real estate	49,703	64,925	1,461	50,845	87
All other	1,234	1,683	-	1,247	3
Total	$137,791	$183,440	$11,658	$146,810	$231

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$2,557	$4,169	$-	$2,779	$12
Real estate
Consumer mortgage	11,307	15,464	-	11,762	77
Home equity	934	1,078	-	858	6
Agricultural	4,435	6,292	-	3,527	8
Commercial and industrial-owner occupied	13,018	16,551	-	12,674	123
Construction, acquisition and development	47,982	69,331	-	54,085	324
Commercial real estate	33,952	45,722	-	19,824	199
All other	1,544	2,165	-	848	9
Total	$115,729	$160,772	$-	$106,357	$758

With an allowance:
Commercial and industrial	$2,288	$2,288	$1,241	$5,368	$38
Real estate
Consumer mortgage	3,800	3,914	1,103	10,323	88
Home equity	446	446	111	569	5
Agricultural	947	947	92	1,468	12
Commercial and industrial-owner occupied	3,702	4,737	864	9,977	65
Construction, acquisition and development	13,353	16,257	4,350	45,582	377
Commercial real estate	16,461	16,709	2,720	16,953	204
All other	2	2	60	324	3
Total	$40,999	$45,300	$10,541	$90,564	$792

Total:
Commercial and industrial	$4,845	$6,457	$1,241	$8,147	$50
Real estate
Consumer mortgage	15,107	19,378	1,103	22,085	165
Home equity	1,380	1,524	111	1,427	11
Agricultural	5,382	7,239	92	4,995	20
Commercial and industrial-owner occupied	16,720	21,288	864	22,651	188
Construction, acquisition and development	61,335	85,588	4,350	99,667	701
Commercial real estate	50,413	62,431	2,720	36,777	403
All other	1,546	2,167	60	1,172	12
Total	$156,728	$206,072	$10,541	$196,921	$1,550

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type as of and for the three months ended March 31, 2013 and as of and for the year ended December 31, 2012:

	March 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	6,771	10,381	-	7,152	11
Recreation and all other loans	938	1,156	-	1,052	1
Commercial construction	3,209	3,869	-	3,210	1
Commercial acquisition and development	10,256	11,635	-	11,701	16
Residential acquisition and development	14,138	25,252	-	19,497	26
Total	$35,312	$52,293	$-	$42,612	$55

With an allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	242	400	94	501	-
Recreation and all other loans	-	-	-	-	-
Commercial construction	-	-	-	1,553	9
Commercial acquisition and development	1,615	1,615	467	1,335	2
Residential acquisition and development	8,647	10,813	5,303	5,840	14
Total	$10,504	$12,828	$5,864	$9,229	$25

Total:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	7,013	10,781	94	7,653	11
Recreation and all other loans	938	1,156	-	1,052	1
Commercial construction	3,209	3,869	-	4,763	10
Commercial acquisition and development	11,871	13,250	467	13,036	18
Residential acquisition and development	22,785	36,065	5,303	25,337	40
Total	$45,816	$65,121	$5,864	$51,841	$80

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	8,475	13,586	-	8,070	53
Recreation and all other loans	1,117	1,335	-	623	5
Commercial construction	5,714	6,646	-	3,585	51
Commercial acquisition and development	13,753	15,786	-	12,145	63
Residential acquisition and development	18,923	31,978	-	29,662	152
Total	$47,982	$69,331	$-	$54,085	$324

With an allowance:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	1,130	1,475	290	4,094	29
Recreation and all other loans	-	-	-	69	-
Commercial construction	-	-	0	1,255	15
Commercial acquisition and development	1,711	1,960	563	9,206	74
Residential acquisition and development	10,512	12,822	3,497	30,958	259
Total	$13,353	$16,257	$4,350	$45,582	$377

Total:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	9,605	15,061	290	12,164	82
Recreation and all other loans	1,117	1,335	-	692	5
Commercial construction	5,714	6,646	-	4,840	66
Commercial acquisition and development	15,464	17,746	563	21,351	137
Residential acquisition and development	29,435	44,800	3,497	60,620	411
Total	$61,335	$85,588	$4,350	$99,667	$701

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at March 31, 2013 and December 31, 2012 was $137.8 million and $156.7 million, respectively.  At March 31, 2013 and December 31, 2012, $32.0 million and $41.0 million, respectively, of those impaired loans had a valuation allowance of $11.7 million and $10.5 million, respectively.  The remaining balance of impaired loans of $105.8 million and $115.7 million at March 31, 2013 and December 31, 2012, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $39.5 million and $47.3 million at March 31, 2013 and December 31, 2012, respectively.  The average recorded investment in impaired loans was $146.8 million and $196.9 million for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.
Non-performing loans and leases (“NPLs”) consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s weakened financial condition or bankruptcy proceedings.  The following table presents information concerning NPLs as of the dates indicated:

	March 31,		December 31,
	2013	2012	2012
	(In thousands)

Non-accrual loans and leases	$188,190	$253,227	$207,241
Loans and leases 90 days or more past due, still accruing	1,125	1,698	1,210
Restructured loans and leases still accruing	17,702	30,311	25,099
Total non-performing loans and leases	$207,017	$285,236	$233,550

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At March 31, 2013, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	March 31,		December 31,
	2013	2012	2012
	(In thousands)
Commercial and industrial	$7,009	$11,025	$9,311
Real estate
Consumer mortgages	39,012	46,562	36,133
Home equity	4,272	2,687	3,497
Agricultural	6,667	4,254	7,587
Commercial and industrial-owner occupied	20,719	32,842	20,910
Construction, acquisition and development	51,728	115,649	66,635
Commercial real estate	55,318	35,715	57,656
Credit cards	418	509	415
All other	3,047	3,984	5,097
Total	$188,190	$253,227	$207,241

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the first quarter of 2013, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended March 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	1	$48	$48
Real estate
Home equity	1	15	-
Commercial and industrial-owner occupied	3	573	575
Commercial real estate	1	168	167
Total	6	$804	$790

	Year ended December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	8	$1,686	$1,348
Real estate
Consumer mortgages	38	9,875	9,109
Agricultural	2	853	861
Commercial and industrial-owner occupied	30	14,367	13,741
Construction, acquisition and development	37	21,583	21,159
Commercial real estate	12	8,159	8,132
All other	9	1,855	1,692
Total	136	$58,378	$56,042

The following tables summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated):

	Three months ended March 31, 2013
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$129
Real estate
Consumer mortgages	5	451
Commercial and industrial-owner occupied	3	265
Construction, acquisition and development	2	1,523
Commercial real estate	3	3,534
All other	1	1
Total	17	$5,903

	Year ended December 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$179
Real estate
Consumer mortgages	18	2,096
Agricultural	1	170
Commercial and industrial-owner occupied	11	2,659
Construction, acquisition and development	21	5,503
Commercial real estate	4	2,525
All other	1	7
Total	58	$13,139

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Three months ended
	March 31, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$23,286	$(1,938)	$589	$1,118	$23,055
Real estate
Consumer mortgage	35,966	(1,614)	1,108	198	35,658
Home equity	6,005	(602)	260	421	6,084
Agricultural	3,301	(2)	13	408	3,720
Commercial and industrial-owner occupied	20,178	(300)	254	251	20,383
Construction, acquisition and development	21,905	(1,198)	886	2,189	23,782
Commercial real estate	40,081	(3,141)	339	(1,304)	35,975
Credit cards	3,611	(450)	148	90	3,399
All other	10,133	(492)	275	629	10,545
Total	$164,466	$(9,737)	$3,872	$4,000	$162,601

	Year ended
	December 31, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$20,724	$(12,362)	$7,096	$7,828	$23,286
Real estate
Consumer mortgage	36,529	(13,122)	1,836	10,723	35,966
Home equity	8,630	(2,721)	496	(400)	6,005
Agricultural	3,921	(1,240)	126	494	3,301
Commercial and industrial-owner occupied	21,929	(9,015)	2,696	4,568	20,178
Construction, acquisition and development	45,562	(33,085)	8,407	1,021	21,905
Commercial real estate	39,444	(12,728)	8,538	4,827	40,081
Credit cards	4,021	(2,221)	527	1,284	3,611
All other	14,358	(2,904)	1,024	(2,345)	10,133
Total	$195,118	$(89,398)	$30,746	$28,000	$164,466

	Three months ended
	March 31, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$20,724	$(4,272)	$1,542	$2,988	$20,982
Real estate
Consumer mortgage	36,529	(4,216)	323	3,912	36,548
Home equity	8,630	(851)	315	134	8,228
Agricultural	3,921	(96)	10	(449)	3,386
Commercial and industrial-owner occupied	21,929	(3,868)	351	2,230	20,642
Construction, acquisition and development	45,562	(11,394)	2,155	(862)	35,461
Commercial real estate	39,444	(2,809)	383	2,364	39,382
Credit cards	4,021	(562)	118	(436)	3,141
All other	14,358	(758)	288	119	14,007
Total	$195,118	$(28,826)	$5,485	$10,000	$181,777

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated:

	March 31, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$3,459	$763	$22,292	$23,055
Real estate
Consumer mortgage	16,480	1,962	33,696	35,658
Home equity	2,037	32	6,052	6,084
Agricultural	4,844	215	3,505	3,720
Commercial and industrial-owner occupied	14,218	1,361	19,022	20,383
Construction, acquisition and development	45,816	5,864	17,918	23,782
Commercial real estate	49,703	1,461	34,514	35,975
Credit cards	-	-	3,399	3,399
All other	1,234	-	10,545	10,545
Total	$137,791	$11,658	$150,943	$162,601

	December 31, 2012
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$4,845	$1,241	$22,045	$23,286
Real estate
Consumer mortgage	15,107	1,103	34,863	35,966
Home equity	1,380	111	5,894	6,005
Agricultural	5,382	92	3,209	3,301
Commercial and industrial-owner occupied	16,720	864	19,314	20,178
Construction, acquisition and development	61,335	4,350	17,555	21,905
Commercial real estate	50,413	2,720	37,361	40,081
Credit cards	-	-	3,611	3,611
All other	1,546	60	10,073	10,133
Total	$156,728	$10,541	$153,925	$164,466

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the periods indicated:

	Three months ended		Year ended
	March 31,		December 31,
	2013	2012	2012
	(In thousands)
Balance at beginning of period	$103,248	$173,805	$173,805
Additions to foreclosed properties
New foreclosed properties	2,222	10,766	32,389
Reductions in foreclosed properties
Sales	(7,811)	(11,771)	(81,220)
Writedowns	(1,345)	(4,992)	(21,726)
Balance at end of period	$96,314	$167,808	$103,248
The following tables present the OREO by geographical location, segment and class as of the dates indicated:
	March 31, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$241	$-	$-	$-	$-	$-	$-	$-	$241
Real estate
Consumer mortgages	1,114	734	2,653	-	756	716	625	-	6,598
Home equity	-	-	44	-	-	-	-	-	44
Agricultural	870	-	-	-	1,106	2,204	174	-	4,354
Commercial and industrial-owner occupied	157	101	1,139	-	2,638	67	148	-	4,250
Construction, acquisition and development	13,605	1,167	14,586	431	35,939	8,682	1,874	455	76,739
Commercial real estate	356	1,410	4	-	833	144	134	-	2,881
All other	47	11	64	94	748	13	91	139	1,207
Total	$16,390	$3,423	$18,490	$525	$42,020	$11,826	$3,046	$594	$96,314
* Excludes the Greater Memphis Area.
	December 31, 2012
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$395	$-	$106	$-	$-	$-	$-	$-	$501
Real estate
Consumer mortgages	1,714	173	2,220	-	961	624	760	3,665	10,117
Home equity	-	-	-	-	-	-	-	-	-
Agricultural	856	-	99	-	1,089	2,169	212	-	4,425
Commercial and industrial-owner occupied	155	146	1,602	-	2,630	66	146	-	4,745
Construction, acquisition and development	13,610	1,430	15,659	734	35,717	9,535	1,844	448	78,977
Commercial real estate	478	1,420	3	263	819	76	176	-	3,235
All other	46	16	227	92	734	12	89	32	1,248
Total	$17,254	$3,185	$19,916	$1,089	$41,950	$12,482	$3,227	$4,145	$103,248
* Excludes the Greater Memphis Area.
	March 31, 2012
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$423	$16	$-	$-	$821	$-	$-	$-	$1,260
Real estate
Consumer mortgages	3,505	615	2,970	-	4,713	3,523	111	3,377	18,814
Home equity	-	26	22	-	586	141	-	-	775
Agricultural	902	-	730	-	1,164	2,371	-	-	5,167
Commercial and industrial-owner occupied	1,564	656	2,583	2,113	1,829	164	174	291	9,374
Construction, acquisition and development	16,179	1,766	25,510	1,965	46,007	19,458	2,630	-	113,515
Commercial real estate	3,557	1,744	3,241	307	7,318	-	233	579	16,979
All other	209	83	990	117	437	-	55	33	1,924
Total	$26,339	$4,906	$36,046	$4,502	$62,875	$25,657	$3,203	$4,280	$167,808
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $2.4 million and $8.4 million for the three months ended March 31, 2013 and 2012, respectively.  Realized net gains/losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $1.1 million and $5.8 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,498,886	$18,841	$2	$1,517,725
Government agency issued residential
mortgage-backed securities	327,586	7,230	266	334,550
Government agency issued commercial
mortgage-backed securities	192,912	3,974	427	196,459
Obligations of states and political subdivisions	521,255	29,318	98	550,475
Other	7,058	915	6	7,967
Total	$2,547,697	$60,278	$799	$2,607,176

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$1,380,979	$21,081	$64	$1,401,996
Government agency issued residential
mortgage-backed securities	358,677	8,457	259	366,875
Government agency issued commercial
mortgage-backed securities	87,314	4,266	135	91,445
Obligations of states and political subdivisions	531,940	34,049	116	565,873
Other	7,052	791	-	7,843
Total	$2,365,962	$68,644	$574	$2,434,032

Gross gains of approximately $34,000 and gross losses of approximately $15,000 were recognized on available-for-sale securities during the first three months of 2013, while gross gains of approximately $94,000 and gross losses of approximately $20,000 were recognized during the first three months of 2012.
The amortized cost and estimated fair value of available-for-sale securities at March 31, 2013 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	March 31, 2013
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$486,274	$490,208	1.65%
Maturing after one year through five years	1,151,485	1,170,308	1.42
Maturing after five years through ten years	403,630	417,612	3.59
Maturing after ten years	506,308	529,048	4.2
Total	$2,547,697	$2,607,176

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$47,457	$2	$-	$-	$47,457	$2
Government agency issued residential
mortgage-backed securities	38,110	235	2,746	31	40,856	266
Government agency issued commercial
mortgage-backed securities	77,829	427	-	-	77,829	427
Obligations of states and
political subdivisions	10,319	84	569	14	10,888	98
Other	6,671	6	-	-	6,671	6
Total	$180,386	$754	$3,315	$45	$183,701	$799

	December 31, 2012
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$47,395	$64	$-	$-	$47,395	$64
Government agency issued residential
mortgage-backed securities	55,939	145	2,839	114	58,778	259
Government agency issued commercial
mortgage-backed securities	26,239	135	-	-	26,239	135
Obligations of states and
political subdivisions	9,247	73	313	43	9,560	116
Other	-	-	-	-	-	-
Total	$138,820	$417	$3,152	$157	$141,972	$574

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first three months of 2013.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 2.3 million and 3.0 million shares of Company common stock with a weighted average exercise price of $21.78 and $20.80 per share for the three months ended March 31, 2013 and 2012, respectively, were excluded from diluted shares.  Antidilutive other equity awards of approximately 70,000 and 68,000 shares of Company common stock for the three months ended March 31, 2013 and 2012, respectively, were also excluded from diluted shares.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended March 31,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$20,805	94,596	$0.22	$22,866	91,728	$0.25
Effect of dilutive share-
based awards	-	160		-	42

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$20,805	94,756	$0.22	$22,866	91,770	$0.25

NOTE 7 – COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effects allocated to each component for the periods indicated:

	Three months ended March 31,
	2013			2012
	Before	Tax	Net	Before	Tax	Net
	tax	(expense)	of tax	tax	(expense)	of tax
	amount	benefit	amount	amount	benefit	amount
Net unrealized gains on available-for-	(In thousands)
sale securities:
Unrealized losses arising during
holding period	$(8,571)	$3,283	$(5,288)	$(4,706)	$1,799	$(2,907)
Less: Reclassification adjustment for
net gains realized in net income (1)	(19)	7	(12)	(74)	28	(46)
Recognized employee benefit plan
net periodic benefit cost (2)	1,337	(511)	826	1,192	(114)	1,078
Other comprehensive loss	$(7,253)	$2,779	$(4,474)	$(3,588)	$1,713	$(1,875)
Net income			20,805			22,866
Comprehensive income			$16,331			$20,991

(1) Reclassification adjustments for net gains on available-for-sale securities are reported as security gains, net on the consolidated statement of income.
(2) Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss. For more information, see Footnote 9 - Pension Benefits.
NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the three months ended March 31, 2013 were as follows:

	Community	Insurance
	Banking	Agencies	Total
	(In thousands)
Balance as of December 31, 2012	$217,618	$57,555	$275,173
Goodwill recorded during the period	-	-	-
Balance as of March 31, 2013	$217,618	$57,555	$275,173

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2013 that indicated the necessity of an earlier goodwill impairment assessment.
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
The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	March 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$27,801	$21,831	$27,801	$21,674
Customer relationship intangibles	36,239	26,646	36,239	26,098
Non-solicitation intangibles	525	189	525	151
Total	$64,565	$48,666	$64,565	$47,923

Unamortized intangible assets:
Trade names	$688	$-	$688	$-

	Three months ended
	March 31,
	2013	2012
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$157	$243
Customer relationship intangibles	548	511
Non-solicitation intangibles	38	9
Total	$743	$763

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2013 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2013	$582	$2,101	$150	$2,833
For year ending December 31, 2014	526	1,820	150	2,496
For year ending December 31, 2015	487	1,497	75	2,059
For year ending December 31, 2016	451	1,161	-	1,612
For year ending December 31, 2017	419	992	-	1,411

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended
	March 31,
	2013	2012
	(In thousands)
Service cost	$2,684	$2,592
Interest cost	2,053	2,072
Expected return on assets	(2,743)	(3,670)
Amortization of unrecognized transition amount	5	5
Recognized prior service cost	(192)	(192)
Recognized net loss	1,524	1,379
Net periodic benefit costs	$3,331	$2,186

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
In January 2013, the FASB issued an ASU regarding clarification of the scope of disclosures about offsetting assets and liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures in the original ASU issued in 2011 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement.  This ASU is effective for interim and annual periods beginning on or after January 1, 2013.  The adoption of this ASU affected disclosures only and did not have an impact on the financial position and results of operations of the Company.
In February 2013, the FASB issued an ASU regarding the reporting of amounts reclassified out of accumulated other comprehensive income.  This ASU requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements.  This ASU is effective for interim and annual periods beginning after December 15, 2012.  The adoption of this ASU affected disclosures only and did not have an impact on the financial position and results of operations of the Company.

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
Results of operations and selected financial information by operating segment for the three-month periods ended March 31, 2013 and 2012 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended March 31, 2013:
Results of Operations
Net interest revenue	$92,244	$49	$5,785	$98,078
Provision for credit losses	4,101	-	(101)	4,000
Net interest revenue after provision for credit losses	88,143	49	5,886	94,078
Noninterest revenue	26,507	26,530	18,281	71,318
Noninterest expense	91,005	21,407	22,959	135,371
Income before income taxes	23,645	5,172	1,208	30,025
Income tax expense (benefit)	7,604	2,076	(460)	9,220
Net income	$16,041	$3,096	$1,668	$20,805
Selected Financial Information
Total assets at end of period	$10,082,036	$183,918	$3,127,181	$13,393,135
Depreciation and amortization	5,788	894	774	7,456

Three months ended March 31, 2012:
Results of Operations
Net interest revenue	$99,332	$73	$6,205	$105,610
Provision for credit losses	10,228	-	(228)	10,000
Net interest revenue after provision for credit losses	89,104	73	6,433	95,610
Noninterest revenue	29,163	23,151	20,046	72,360
Noninterest expense	96,701	18,698	20,281	135,680
Income (loss) before income taxes	21,566	4,526	6,198	32,290
Income tax expense (benefit)	6,110	1,819	1,495	9,424
Net income (loss)	$15,456	$2,707	$4,703	$22,866
Selected Financial Information
Total assets at end of period	$10,164,436	$175,763	$2,967,373	$13,307,572
Depreciation and amortization	5,970	874	751	7,595

The decreased net income of the General Corporate and Other operating segment for the three months ended March 31, 2013 was primarily related to the decrease in mortgage lending revenue.

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

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Unpaid principal balance	$5,236,852	$4,413,139	$5,058,912
Weighted-average prepayment speed (CPR)	15.4	18.1	17.1
Discount rate (annual percentage)	10.8	10.3	10.8
Weighted-average coupon interest rate (percentage)	4.3	4.8	4.4
Weighted-average remaining maturity (months)	306.0	310.0	307.0
Weighted-average servicing fee (basis points)	26.9	27.8	27.1

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
The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2013	2012
	(In thousands)
Fair value as of January 1	$37,882	$30,174
Additions:
Origination of servicing assets	4,268	3,525
Changes in fair value:
Due to payoffs/paydowns	(1,705)	(1,726)
Due to change in valuation inputs or assumptions
used in the valuation model	1,037	3,697
Other changes in fair value	(4)	(2)
Fair value as of March 31	$41,478	$35,668

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.5 million and $3.1 million and late and other ancillary fees of approximately $360,000 and $362,000 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At March 31, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $201.3 million with a carrying value and fair value reflecting a loss of approximately $968,000.  At March 31, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $213.3 million with a carrying value and fair value reflecting a loss of approximately $98,000.  At March 31, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $188.4 million with a carrying value and fair value reflecting a gain of $3.7 million.  At March 31, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $159.1 million with a carrying value and fair value reflecting a gain of $2.7 million.
The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of March 31, 2013, the notional amount of customer related derivative financial instruments was $479.1 million with an average maturity of 60 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of March 31, 2012, the notional amount of customer related derivative financial instruments was $479.4 million with an average maturity of 59 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.8%.
Certain financial instruments such as derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Bank’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis.  Nonetheless, the Bank does not generally offset such financial instruments for financial reporting purposes.

	March 31, 2013
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount
	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$3,666	$-	$3,666	$-	$-	$3,666
Loan/lease interest rate swaps	46,284	-	46,284	-	-	46,284
Total financial assets	$49,950	$-	$49,950	$-	$-	$49,950

Financial liabilities:
Derivatives:
Forward commitments	$968	$-	$968	$-	$-	$968
Loan/lease interest rate swaps	46,284	-	46,284	-	(46,284)	-
Repurchase arrangements	353,742	-	353,742	(353,742)	-	-
Total financial liabilities	$400,994	$-	$400,994	$(353,742)	$(46,284)	$968

	December 31, 2012
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount
	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$4,168	$-	$4,168	$-	$-	$4,168
Loan/lease interest rate swaps	52,154	-	52,154	-	-	52,154
Total financial assets	$56,322	$-	$56,322	$-	$-	$56,322

Financial liabilities:
Derivatives:
Forward commitments	$622	$-	$622	$-	$-	$622
Loan/lease interest rate swaps	52,154	-	52,154	-	(52,154)	-
Repurchase arrangements	414,611	-	414,611	(414,611)	-	-
Total financial liabilities	$467,387	$-	$467,387	$(414,611)	$(52,154)	$622

	March 31, 2012
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount
	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$2,963	$-	$2,963	$-	$-	$2,963
Loan/lease interest rate swaps	50,857	-	50,857	-	-	50,857
Total financial assets	$53,820	$-	$53,820	$-	$-	$53,820

Financial liabilities:
Derivatives:
Forward commitments	$351	$-	$351	$-	$-	$351
Loan/lease interest rate swaps	50,857	-	50,857	-	(50,857)	-
Repurchase arrangements	401,089	-	401,089	(401,089)	-	-
Total financial liabilities	$452,297	$-	$452,297	$(401,089)	$(50,857)	$351

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

Other real estate owned.  OREO is carried at the lower of cost or estimated fair value, less estimated selling costs and is subject to nonrecurring fair value adjustments.  Estimated fair value is determined on the basis of independent appraisals and other relevant factors less an average of 7% for estimated selling costs.  All of the Company’s OREO is classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,517,725	$-	$1,517,725
Government agency issued residential
mortgage-backed securities	-	334,550	-	334,550
Government agency issued commercial
mortgage-backed securities	-	196,459	-	196,459
Obligations of states and
political subdivisions	-	550,475	-	550,475
Other	869	7,098	-	7,967
Mortgage servicing rights	-	-	41,478	41,478
Derivative instruments	-	-	49,392	49,392
Total	$869	$2,606,307	$90,870	$2,698,046
Liabilities:
Derivative instruments	$-	$-	$47,251	$47,251

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$-	$1,578,441	$-	$1,578,441
Government agency issued residential
mortgage-backed securities	-	385,146	-	385,146
Government agency issued commercial
mortgage-backed securities	-	31,647	-	31,647
Obligations of states and
political subdivisions	-	568,642	-	568,642
Other	665	8,994	-	9,659
Mortgage servicing rights	-	-	35,668	35,668
Derivative instruments	-	-	53,057	53,057
Total	$665	$2,572,870	$88,725	$2,662,260
Liabilities:
Derivative instruments	$-	$-	$51,208	$51,208

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three-month periods ended March 31, 2013 and 2012:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2012	$37,882	$2,911	$-
Year to date net gains (losses) included in:
Net income	(672)	(770)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	4,268	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2013	$41,478	$2,141	$-
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at March 31, 2013	$1,037	$(770)	$-

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
	(In thousands)
Balance at December 31, 2011	$30,174	$342	$-
Year to date net gains included in:
Net income	1,969	1,507	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	3,525	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at March 31, 2012	$35,668	$1,849	$-
Net unrealized gains included in net income for the
quarter relating to assets and liabilities held at March 31, 2012	$3,697	$1,507	$-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and 2012:

	March 31, 2013
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$105,523	$-	$105,523	$-
Impaired loans	-	-	137,791	137,791	(11,658)
Other real estate owned	-	-	96,314	96,314	(31,507)

	March 31, 2012
					Total
	Level 1	Level 2	Level 3	Total	Losses
Assets:	(In thousands)
Loans held for sale	$-	$110,294	$-	$110,294	$-
Impaired loans	-	-	211,112	211,112	(25,546)
Other real estate owned	-	-	167,808	167,808	(26,520)

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
The following table presents carrying and fair value information of financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$147,947	$147,947	$223,814	$223,814
Interest bearing deposits with other banks	969,506	969,506	979,800	979,800
Available-for-sale securities	2,607,176	2,607,176	2,434,032	2,434,032
Net loans and leases	8,418,937	8,430,959	8,472,523	8,546,810
Loans held for sale	105,523	105,616	129,138	129,230

Liabilities:
Noninterest bearing deposits	2,582,859	2,582,859	2,545,169	2,545,169
Savings and interest bearing deposits	6,053,066	6,053,066	5,945,281	5,945,281
Other time deposits	2,529,001	2,563,359	2,597,696	2,634,099
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	353,742	353,142	414,611	414,399
Long-term debt and other borrowings	193,863	205,655	193,867	205,072

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(968)	(968)	(536)	(536)
Commitments to fund fixed rate
mortgage loans	3,666	3,666	4,081	4,081
Interest rate swap position to receive	45,727	45,727	51,517	51,517
Interest rate swap position to pay	(46,284)	(46,284)	(52,154)	(52,154)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
	(In thousands)
Annuity fees	$483	$642
Brokerage commissions and fees	2,093	1,438
Bank-owned life insurance	1,887	2,613
Other miscellaneous income	4,284	4,377
Total other noninterest income	$8,747	$9,070

The following table details other noninterest expense for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
	(In thousands)
Advertising	$743	$841
Foreclosed property expense	2,354	8,409
Telecommunications	2,099	2,206
Public relations	1,005	1,466
Data processing	2,468	2,764
Computer software	1,963	1,803
Amortization of intangibles	743	763
Legal	9,366	2,216
Postage and shipping	1,135	1,255
Other miscellaneous expense	16,092	18,244
Total other noninterest expense	$37,968	$39,967

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

While the final outcome of any legal proceedings, including those disclosed below, is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $8.1 million accrued as of March 31, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon allegations that the defendants issued materially false and misleading statements regarding the Company’s business and financial results.  In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case and on March 4, 2013, the Eleventh Circuit Court of Appeals denied the Bank’s petition for leave to appeal the class certification order.  Notice to the certified class was sent, on or about May 3, 2013, primarily informing the class of the right to opt-out of the class and setting a deadline for same.  There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

NOTE 17 – CORRECTION OF IMMATERIAL ERROR

During the quarter ended March 31, 2013, the Company identified an immaterial error in its cash flow statements for prior periods.  The Company improperly reported losses on the sale and writedowns of OREO as Investing Activities instead of as a reconciling item within Operating Activities, as well as reported unsettled trade liabilities for investment purchases as Operating Activities instead of Investing Activities.  These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements for prior periods.  The Company has deemed these changes immaterial to its consolidated financial statement taken as a whole.  The following table reflects the changes in the cash flow statements for prior periods:

	As Originally
	Reported	Adjustment	As Adjusted
Quarter Ended March 31, 2012
Net Cash provided by operating activities	$44,556	$(28,997)	$15,559
Net cash provided by investing activities	44,197	28,997	73,194
Net cash provided by financing activities	262,019	-	262,019
Increase in cash and cash equivalents	350,772	-	350,772
Cash and cash equivalents at beginning of period	499,344	-	499,344
Cash and cash equivalents at end of period	$850,116	$-	$850,116

Year Ended December 31, 2012
Net cash provided by operating activities	$133,331	$4,365	$137,696
Net cash provided by investing activities	292,473	(4,365)	288,108
Net cash provided by financing activities	278,466	-	278,466
Increase in cash and cash equivalents	704,270	-	704,270
Cash and cash equivalents at beginning of period	499,344	-	499,344
Cash and cash equivalents at end of period	$1,203,614	$-	$1,203,614

Year Ended December 31, 2011
Net cash provided by operating activities	$256,425	$21,332	$277,757
Net cash provided by investing activities	661,840	(21,332)	640,508
Net cash used in financing activities	(691,007)	-	(691,007)
Increase in cash and cash equivalents	227,258	-	227,258
Cash and cash equivalents at beginning of period	272,086	-	272,086
Cash and cash equivalents at end of period	$499,344	$-	$499,344

NOTE 18 – SUBSEQUENT EVENT

The Company is in the process of offering a voluntary early retirement offer (“VERO”) to certain employees who were eligible because they met job classification, age and years-of-service criteria.  As a result of eligible employees accepting the VERO prior to the deadline of May 20, 2013, the Company expects to record a one-time pre-tax charge for additional salaries, net periodic pension costs and other employee benefits ranging from $8.0 million to $16.0 million relating to benefits provided to the VERO participants who accept the offer.  Participants may elect to receive the pension plan enhancements in the form of lump sum or annuity payments.  Should total lump sum distributions from the Company's pension plan for the year exceed a threshold of $16.7 million, an additional pre-tax non-cash charge ranging from $8.0 million to $13.0 million would be incurred to accelerate amortization of items included in accumulated other comprehensive income related to pension assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, future acquisitions and consideration to be used therefore, the use of proceeds from the Company’s underwritten public offering and the impact of certain claims, legal and administrative proceedings and pending litigation. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the impact of legal or administrative proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, unfavorable ratings by ratings agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.4 billion in assets at March 31, 2013.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama,

Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, credit insurance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.
Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, you should refer to the unaudited consolidated financial statements for the three-month periods ended March 31, 2013 and 2012 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.
As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact was reflected in the credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 as reflected by decreases in the allowance for credit losses, net charge-offs, total NPLs and total non-performing assets (“NPAs”), when compared to 2011 and 2010.  The Company’s financial condition continued to improve during the first quarter of 2013, as the allowance for credit losses, net charge-offs, total NPLs and total NPAs decreased at March 31, 2013 compared to December 31, 2012 and March 31, 2012.  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by this improvement in credit quality metrics at March 31, 2013 compared to December 31, 2012 and March 31, 2012.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.
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
The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended
	March 31,
	2013	2012
	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$113,027	$125,375
Total interest expense	14,949	19,765
Net interest income	98,078	105,610
Provision for credit losses	4,000	10,000
Noninterest income	71,318	72,360
Noninterest expense	135,371	135,680
Income before income taxes	30,025	32,290
Income tax expense	9,220	9,424
Net income	$20,805	$22,866

Balance Sheet - Period-end balances:
Total assets	$13,393,135	$13,307,572
Total securities	2,607,176	2,573,535
Loans and leases, net of unearned income	8,581,538	8,737,923
Total deposits	11,164,926	11,082,322
Long-term debt	33,500	33,500
Total shareholders' equity	1,465,180	1,392,199

Balance Sheet-Average Balances:
Total assets	$13,249,374	$13,088,358
Total securities	2,520,414	2,507,941
Loans and leases, net of unearned income	8,580,329	8,791,542
Total deposits	11,090,989	11,043,952
Long-term debt	33,500	33,500
Total shareholders' equity	1,462,140	1,363,709

Common Share Data:
Basic earnings per share	$0.22	$0.25
Diluted earnings per share	0.22	0.25
Cash dividends per share	0.01	0.01
Book value per share	15.39	14.74
Tangible book value per share	12.33	11.70
Dividend payout ratio	4.55%	4.00%

Financial Ratios (Annualized):
Return on average assets	0.64%	0.70%
Return on average shareholders' equity	5.77	6.74
Total shareholders' equity to total assets	10.94	10.46
Tangible shareholders' equity to tangible assets	8.96	8.49
Net interest margin-fully taxable equivalent	3.37	3.66

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.27%	1.06%
Provision for credit losses to average loans and leases	0.19	0.45
Allowance for credit losses to net loans and leases	1.89	2.08
Allowance for credit losses to NPLs	78.54	63.73
Allowance for credit losses to NPAs	53.61	40.12
NPLs to net loans and leases	2.41	3.26
NPAs to net loans and leases	3.53	5.18

Captial Adequacy:
Tier 1 capital	14.06%	13.22%
Total capital	15.31	14.47
Tier 1 leverage capital	10.33	9.85

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

	March 31,
	2013	2012
	(Dollars in thousands)
Tangible Assets:
Total assets	$13,393,135	$13,307,572
Less: Goodwill	275,173	271,297
Other identifiable intangible assets	16,586	15,850
Total tangible assets	$13,101,376	$13,020,425

Tangible Shareholders' Equity
Total shareholders' equity	$1,465,180	$1,392,199
Less: Goodwill	275,173	271,297
Other identifiable intangible assets	16,586	15,850
Total tangible shareholders' equity	$1,173,421	$1,105,052

Total shares outstanding	95,174,441	94,436,177

Tangible shareholders' equity to tangible assets	8.96%	8.49%

Tangible book value per share	$12.33	$11.70

FINANCIAL HIGHLIGHTS

The Company reported net income of $20.8 million for the first quarter of 2013, compared to net income of $22.9 for the same quarter of 2012.  The decrease in net interest income was the most significant factor contributing to the decrease in net income, as net interest revenue was $98.1 million for the first quarter of 2013, compared to $105.6 million for the first quarter of 2012.  The decrease in net interest revenue was partially offset by the decrease in the provision for credit losses, as the provision in the first quarter of 2013 was $4.0 million, compared to a provision of $10.0 million for the first quarter of 2012.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first three months of 2013, as NPLs decreased from $233.6 million at December 31, 2012 to $207.0 million at March 31, 2013.  Net charge-offs decreased to $5.9 million, or 0.27% of average loans and leases, during the first quarter of 2013, compared to $23.3 million, or 1.06% of average loans and leases, during the first quarter of 2012.  The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Prior to 2012, many of these loans had become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  During 2012 and the first three months of 2013, the Company continued its focus on improving credit quality and reducing NPLs especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans of $14.9 million to $51.7 million at March 31, 2013 from $66.6 million at December 31, 2012 and a decrease of $63.9 million from $115.6 million at March 31, 2012.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $98.1 million for the first quarter of 2013, a decrease of $7.5 million, or 7.1%, from $105.6 million for the first quarter of 2012.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The decrease in net interest revenue for the first quarter of 2013 compared to the first quarter of 2012 was a result of the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand and loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity.  Interest revenue decreased $12.3 million, or 9.8%, in the first quarter of 2013 compared to the first quarter of 2012.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Alabama, Greater Memphis Area, Texas and Louisiana markets.  The decrease in interest revenue was somewhat offset by the decrease in interest expense, as the Company experienced an increase in lower rate savings deposits and noninterest demand deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $4.8 million, or 24.4%, in the first quarter of 2013 compared to the first quarter of 2012.
The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $1.0 million, or 1.4%, for the first quarter of 2013 compared to the first quarter of 2012.  One of the primary contributors to the decrease in noninterest revenue was the decrease in mortgage lending revenue to $12.3 million for the first quarter of 2013 compared to $15.1 million for the first quarter of 2012.  The decrease in mortgage lending revenue was primarily related to the change in fair value of MSRs.  The fair value of MSRs increased $1.0 million during the first quarter of 2013 compared to $3.7 million during the first quarter of 2012.   Mortgage origination volume remained relatively stable, increasing 7.8% to $425.9 million for the first quarter of 2013 compared to $395.1 million for the first quarter of 2012.  While mortgage origination volume increased 7.8% for the first quarter of 2013 compared to the first quarter of 2012, mortgage origination revenue decreased 5.5% to $9.2 million for the first quarter of 2013 compared to $9.7 million for the first quarter of 2012.
Also contributing to the decrease in noninterest revenue was the decrease of 15.1% in service charges to $12.8 million in the first quarter of 2013 from $15.1 million in the first quarter of 2012.  Bank-owned life insurance revenue decreased 27.8% for the first quarter of 2013 compared to the first quarter of 2012 as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012 with no such life insurance proceeds recorded during the first three months of 2013.  The decrease in noninterest revenue was partially offset by the increase in insurance commissions.  Insurance commissions increased 15.1% to $26.6 million for the first quarter of 2013 compared to $23.2 million for the first quarter of 2012 as a result of new policies written and growth from existing customers.  There were no significant non-recurring noninterest revenue items during the first quarter of 2013 or 2012.
Total noninterest expense remained relatively stable for the first quarter of 2013 compared to the first quarter of 2012.  Foreclosed property expense decreased 72.0% for the first quarter of 2013 compared to the first quarter of 2012.  Foreclosed property expense decreased primarily as a result of the Company experiencing gains on the sale and smaller writedowns of OREO.  The decrease in foreclosed property expense was somewhat offset by the increase in salaries, employee benefits and legal fees.  Salaries and employee benefits expense increased to $79.4 million for the first quarter of 2013, compared to $74.9 million for the first quarter of 2012.  The increase in salaries and employee benefits was primarily related to increases in employee benefits and commissions during the first quarter of 2013 compared to the same period of 2012.  Legal expense increased to $9.4 million in the first quarter of 2013 from $2.2 million in the first quarter of 2012 primarily as a result of a charge of $6.8 million to legal expense that was recorded to increase our litigation reserve related to various legal matters.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections that follow.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$8,580.4	$99.9	4.72%	$8,791.5	$109.9	5.03%
Loans held for sale	90.2	0.7	3.02%	61.3	0.5	3.57%
Available-for-sale securities:
Taxable (3)	2,073.7	8.7	1.70%	2,058.9	11.3	2.20%
Non-taxable (4)	446.7	6.1	5.53%	449.1	6.5	5.86%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	963.6	0.6	0.25%	603.9	0.4	0.27%
Total interest earning
assets and revenue	12,154.6	116.0	3.87%	11,964.7	128.6	4.32%
Other assets	1,261.0			1,325.8
Less: Allowance for credit losses	(166.2)			(202.1)

Total	$13,249.4			$13,088.4

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$4,891.4	$3.1	0.26%	$4,960.1	$4.4	0.36%
Savings	1,173.6	0.5	0.18%	1,027.6	0.7	0.28%
Other time	2,562.6	8.1	1.27%	2,916.9	11.3	1.56%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	360.2	0.1	0.07%	359.7	0.1	0.09%
Junior subordinated debt securities	160.3	2.9	7.23%	160.3	2.9	7.22%
Long-term FHLB borrowings	33.5	0.3	4.21%	33.5	0.4	4.19%
Total interest bearing
liabilities and expense	9,181.6	15.0	0.66%	9,458.1	19.8	0.84%
Demand deposits -
noninterest bearing	2,463.5			2,139.4
Other liabilities	142.2			127.2
Total liabilities	11,787.3			11,724.7
Shareholders' equity	1,462.1			1,363.7
Total	$13,249.4			$13,088.4
Net interest revenue-FTE		$101.0			$108.8
Net interest margin-FTE			3.37%			3.66%
Net interest rate spread			3.21%			3.48%
Interest bearing liabilities to
interest earning assets			75.54%			79.05%
(1) Includes taxable equivalent adjustment to interest of $0.9 million for both the three months ended
March 31, 2013 and 2012, using an effective tax rate of 35%.
(2) Includes non-accrual loans.
(3) Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended
March 31, 2012, using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustment to interest of $2.1 million and $2.3 million for the three months ended
March 31, 2013 and 2012, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended March 31, 2013 decreased $7.8 million, or 7.2%, compared to the same period in 2012.  The decrease in net interest revenue-FTE was primarily a result of the increase in short-term investments resulting from excess liquidity coupled with the continued lack of loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.
Interest revenue-FTE for the three-month period ended March 31, 2013 decreased $12.7 million, or 9.8%, compared to the same period in 2012.  The decrease in interest revenue-FTE for these periods was a result of the increase in lower rate securities combined with the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 45 basis points for the first quarter of 2013 compared to the same period in 2012.  Average interest-earning assets increased $189.9 million, or 1.6%, for the three-month period ended March 31, 2013, compared to the same period in 2012.  The increase in average interest-earning assets was primarily a result of the larger increase in short-term investments resulting from excess liquidity than the decrease in net loans and leases.
Interest expense for the three-month period ended March 31, 2013 decreased $4.8 million, or 24.4%, compared to the same period in 2012.  The decrease in interest expense for these periods was a result of the increase in average lower cost savings deposits combined with the decrease in interest-bearing and other time deposit and their corresponding rates.  This activity resulted in an overall decrease in the average rate paid of 18 basis points for the first quarter of 2013 compared to the first quarter of 2012.  Average interest-bearing liabilities decreased $276.5 million, or 2.9%, for the three-month period ended March 31, 2013 compared to the same period in 2012.  The decrease in average interest-bearing liabilities was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest-bearing demand deposits and other time deposits.
Net interest margin was 3.37% for the three months ended March 31, 2013, a decrease of 29 basis points from 3.66% for the three months ended March 31, 2012.  The decrease in the net interest margin was primarily a result of weak loan demand, competitive pressure on loan pricing resulting in loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity and an increase in short-term investments having lower yields than those earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at March 31, 2013:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$969,506	$-	$-	$-
Available-for-sale and trading securities	159,074	415,866	1,144,449	887,787
Loans and leases, net of unearned income	3,710,672	1,458,378	2,835,761	576,727
Loans held for sale	78,696	552	3,185	23,090
Total interest earning assets	4,917,948	1,874,796	3,983,395	1,487,604
Interest bearing liabilities:
Interest bearing demand deposits and savings	6,053,066	-	-	-
Other time deposits	412,786	1,191,141	924,848	226
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	353,742	-	-	-
Long-term FHLB borrowings and junior
subordinated debt securities	-	-	3,500	190,312
Other	-	-	51	-
Total interest bearing liabilities	6,819,594	1,191,141	928,399	190,538
Interest rate sensitivity gap	$(1,901,646)	$683,655	$3,054,996	$1,297,066
Cumulative interest sensitivity gap	$(1,901,646)	$(1,217,991)	$1,837,005	$3,134,071

In the event interest rates increase after March 31, 2013, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after March 31, 2013, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at March 31, 2013 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.
As of March 31, 2013, the Bank had $1.7 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.47%, an average maturity of 33 months and a fully-indexed interest rate of 3.71% at March 31, 2013.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At March 31, 2013, the Company had $747.2 million, $1.1 billion and $692.7 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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
The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of March 31, 2013 and 2012 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.  For the tables below, management assumed all non-maturity deposits had an average life of one day for calculating EVE.  In addition, management assumed a beta value of 1, or 100%, for all non-term deposits for purposes of calculating net interest income instantaneous rate shocks.  “Beta,” in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.  Calculations using the aforementioned assumptions are designed to delineate maximum risk exposure.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2013	March 31, 2012
+400 basis points	-7.7%	-12.1%
+300 basis points	-6.4%	-9.8%
+200 basis points	-4.0%	-7.4%
+100 basis points	-2.5%	-4.3%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2013	March 31, 2012
+400 basis points	-35.6%	-34.4%
+300 basis points	-27.8%	-27.0%
+200 basis points	-17.4%	-19.2%
+100 basis points	-9.2%	-10.4%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2013	March 31, 2012
+200 basis points	-5.3%	-6.3%
-200 basis points	NM	NM
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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	March 31, 2013	March 31, 2012
+400 basis points	25.9%	NA
+300 basis points	22.7%	NA
+200 basis points	18.5%	NA
+100 basis points	8.7%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	March 31, 2013	March 31, 2012
+400 basis points	29.6%	NA
+300 basis points	24.2%	NA
+200 basis points	18.8%	NA
+100 basis points	10.3%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful NA=not available

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	March 31, 2013	March 31, 2012
+200 basis points	8.5%	NA
-200 basis points	NM	NM
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
The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases.  The Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff which meets on a quarterly basis to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310, Receivables (“FASB ASC 310”).  In addition, qualitative factors such as changes in economic and business conditions, concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.
Attention is paid to the quality of the loan and lease portfolio through a formal loan review process. An independent loan review department of the Bank is responsible for reviewing the credit rating and classification of individual credits and assessing trends in the portfolio, adherence to internal credit policies and procedures and other factors that may affect the overall adequacy of the allowance for credit losses.  The ALLL group is responsible for ensuring that the allowance for credit losses provides coverage of both known and inherent losses.  The ALLL group  meets at least quarterly to determine the amount of adjustments to the allowance for credit losses.   The ALLL group is composed of senior management from the Bank’s loan administration and finance departments.  In 2010, the Bank established a real estate risk management group and an impairment group.  The real estate risk management group oversees compliance with regulations and U.S. GAAP related to lending activities where real estate is the primary collateral.  The impairment group is responsible for evaluating loans that have been specifically identified through various channels, including examination of the Bank’s watch list, past due listings, findings of the internal loan review department, loan officer assessments and loans to borrowers or industries known to be experiencing problems.  For all loans identified, the responsible loan officer in conjunction with his or her credit administrator is required to prepare an impairment analysis to be reviewed by the impairment group.  The impairment group deems that a loan is impaired if it is probable that the Company will be unable to collect all the contractual principal and interest on the loan.  The impairment group also evaluates the circumstances surrounding the loan in order to determine if the loan officer used the most appropriate method for assessing the impairment of the loan (i.e., present value of expected future cash flows, observable market price or fair value of the underlying collateral).  The impairment group meets on a monthly basis.
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
Loans of $500,000 or more that become 60 or more days past due are identified for review by the impairment group, which decides whether an impairment exists and to what extent a specific allowance for credit loss should be made.  Loans that do not meet these requirements may also be identified by management for impairment review, particularly if the loan is a small loan that is part of a larger relationship.  Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition.  Each such loan is individually evaluated for impairment.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The impairment group reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.
The Company’s policy is to obtain an appraisal at the time of loan origination for real estate collateral securing a loan of $250,000 or more, consistent with regulatory guidelines. The Company’s policy is to obtain an updated appraisal when certain events occur, such as the refinancing of the debt, the renewal of the debt or events that indicate potential impairment.  A new appraisal is generally ordered for loans greater than $500,000 that have characteristics of potential impairment such as delinquency or other loan-specific factors identified by management, when a current appraisal (dated within the prior 12 months) is not available or when a current appraisal uses assumptions that are not consistent with the expected disposition of the loan collateral.  In order to measure impairment properly at the time that a loan is deemed to be impaired, a staff appraiser may estimate the collateral fair value based upon earlier appraisals, sales contracts, approved foreclosure bids, comparable sales, officer estimates or current market conditions until a new appraisal is received.  This estimate can be used to determine the extent of the impairment on the loan.  After a loan is deemed to be impaired, it is management’s policy to obtain an updated appraisal on at least an annual basis.  Management performs a review of the pertinent facts and circumstances of each impaired loan, such as changes in outstanding balances, information received from loan officers and receipt of re-appraisals, on a monthly basis.  As of each review date, management considers whether additional impairment should be recorded based on recent activity related to the loan-specific collateral as well as other relevant comparable assets.  Any adjustment to reflect further impairments, either as a result of management’s periodic review or as a result of an updated appraisal, are made through recording additional loan loss provisions or charge-offs.
At March 31, 2013, impaired loans totaled $137.8 million, which was net of cumulative charge-offs of $45.6 million.  Additionally, the Company had specific reserves for impaired loans of $11.7 million included in the allowance for credit losses.  Impaired loans at March 31, 2013 were primarily from the Company’s commercial and residential real estate construction, acquisition and development portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.
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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended
	March 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$164,466	$195,118

Loans and leases charged off:
Commercial and industrial	(1,938)	(4,272)
Real estate
Consumer mortgages	(1,614)	(4,216)
Home equity	(602)	(851)
Agricultural	(2)	(96)
Commercial and industrial-owner occupied	(300)	(3,868)
Construction, acquisition and development	(1,198)	(11,394)
Commercial real estate	(3,141)	(2,809)
Credit cards	(450)	(562)
All other	(492)	(758)
Total loans charged off	(9,737)	(28,826)

Recoveries:
Commercial and industrial	589	1,542
Real estate
Consumer mortgages	1,108	323
Home equity	260	315
Agricultural	13	10
Commercial and industrial-owner occupied	254	351
Construction, acquisition and development	886	2,155
Commercial real estate	339	383
Credit cards	148	118
All other	275	288
Total recoveries	3,872	5,485

Net charge-offs	(5,865)	(23,341)

Provision charged to operating expense	4,000	10,000
Balance, end of period	$162,601	$181,777

Average loans for period	$8,580,329	$8,791,542

Ratios:
Net charge-offs to average loans (annualized)	0.27%	1.06%
Provision for credit losses to average loans and
leases, net of unearned income (annualized)	0.19%	0.45%
Allowance for credit losses to loans and
leases, net of unearned income	1.89%	2.08%
Allowance for credit losses to net charge-
offs (annualized)	NM	194.70%
NM=not meaningful

Net charge-offs decreased $17.5 million, or 74.9%, in the first quarter of 2013 compared to the first quarter of 2012.  Decreases in net charge-offs in the first quarter of 2013, coupled with a decline in NPLs and nonaccrual loan formation, contributed to a lower provision for credit losses of $4.0 million compared to a provision of $10.0

million in the same period of 2012.   Annualized net charge-offs as a percentage of average loans and leases decreased to 0.27% for the first quarter of 2013 compared to 1.06% for the first quarter of 2012.  This decrease was primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in the decreased level of charge-offs in the first quarter of 2013 compared to the first quarter of 2012, as updated appraisals came in closer to loan carrying values.  Total recoveries were $3.9 million for the three-month period ended March 31, 2013 compared to $5.5 million for the three-month period ended March 31, 2012.
The provision for credit losses decreased to $4.0 million for the first quarter of 2013 compared to $10.0 million for the first quarter of 2012.  The decrease in the provision for credit losses was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of March 31, 2013 and 2012, 73.2% and 83.4%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 69% and 70% of their contractual principal balance at March 31, 2013 and 2012, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.
The allowance for credit losses decreased $19.2 million to $162.6 million at March 31, 2013 compared to $181.8 million at March 31, 2012.  The decrease was a result of improving credit metrics since March 31, 2012, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.
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

	March 31,				December 31,
	2013		2012		2012
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$23,055	17.3%	$20,982	16.5%	$23,286	17.1%
Real estate
Consumer mortgages	35,658	21.7%	36,548	22.1%	35,966	21.6%
Home equity	6,084	5.6%	8,228	5.7%	6,005	5.6%
Agricultural	3,720	2.9%	3,386	2.9%	3,301	3.0%
Commercial and industrial-owner occupied	20,383	15.5%	20,642	14.7%	20,178	15.4%
Construction, acquisition and development	23,782	8.5%	35,461	9.8%	21,905	8.5%
Commercial real estate	35,975	20.2%	39,382	19.8%	40,081	20.2%
Credit cards	3,399	1.1%	3,141	1.1%	3,611	1.2%
All other	10,545	7.2%	14,007	7.4%	10,133	7.4%
Total	$162,601	100.0%	$181,777	100.0%	$164,466	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months ended March 31, 2013 and 2012 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2013	2012	% Change
	(Dollars in thousands)
Mortgage lending	$12,346	$15,142	(18.5) %
Credit card, debit card and merchant fees	7,523	7,523	-
Service charges	12,832	15,116	(15.1)
Trust income	3,210	2,282	40.7
Securities gains, net	19	74	(74.3)
Insurance commissions	26,641	23,153	15.1
Annuity fees	483	642	(24.8)
Brokerage commissions and fees	2,093	1,438	45.5
Bank-owned life insurance	1,887	2,613	(27.8)
Other miscellaneous income	4,284	4,377	(2.1)
Total noninterest revenue	$71,318	$72,360	(1.4) %

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
In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first three months of 2013, nine mortgage loans totaling approximately $490,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $337,000 was recognized related to these repurchased or make whole loans.  During the first three months of 2012, seven mortgage loans totaling $1.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $127,000 was recognized related to these repurchased or make whole loan.
 At March 31, 2013, the Company had reserved approximately $729,000 for potential losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.
Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.
Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $425.9 million and $395.1 million produced origination revenue of $9.2 million and $9.7 million for the quarters ended March 31, 2013 and 2012, respectively.  Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.8 million and $3.5 million for the quarters ended March 31, 2013 and 2012, respectively.
Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.7 million for both of the quarters ended March 31, 2013 and 2012.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $1.0 million and $3.7 million for the first quarter of 2013 and 2012, respectively.
The following table presents the Company’s mortgage lending operations for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012	% Change
	(Dollars in thousands)
Mortgage revenue:
Origination	$9,187	$9,720	(5.5) %
Servicing	3,827	3,451	10.9
Payoffs/Paydowns	(1,705)	(1,726)	(1.2)
Total	11,309	11,445	(1.2)
MSR market value adjustment	1,037	3,697	(72.0)
Mortgage lending revenue	$12,346	$15,142	(18.5) %

	(Dollars in millions)
Origination volume	$426	$395	7.8%

Mortgage loans serviced at period-end	$5,237	$4,413	18.7%

Credit card, debit card and merchant fees remained stable for the comparable three-month periods.  Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in continued decreases in insufficient fund fees during the first quarter of 2013 compared to the first quarter of 2012.  As a result, service charges on deposit accounts, which include insufficient fund fees, decreased for the three-month period ended March 31, 2013 compared to the same period in 2012.  The Company has taken steps to mitigate the impact of these regulations on the Company’s service charge revenue by offering new deposit products to customers.
Trust income increased during the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added during 2012 and the first three months of 2013.  Net security gains of approximately $19,000 and $74,000 for the three-month periods ended March 31, 2013 and 2012, respectively, were a result of calls and sales of available-for-sale securities.
Insurance commissions increased for the first quarter of 2013 compared to the first quarter of 2012 as a result of new policies written and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. on July 2, 2012.  Annuity fees decreased by 24.8% for the comparable three-month periods as a result of fewer annuity sales combined with reduced commissions on those sales.  Brokerage commissions and fees increased by 45.5% for the comparable three-month periods as a result of the increase in sales of real estate investment trust products.  Bank-owned life insurance revenue decreased 27.8% for the comparable three-month periods as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012 with no life insurance proceeds recorded during the first three months of 2013.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, remained relatively stable for the comparable three-month periods of 2013 and 2012, respectively.

 Noninterest Expense

The components of noninterest expense for the three months ended March 31, 2013 and 2012 and the corresponding percentage changes are shown in the following table:

	Three months ended
	March 31,
	2013	2012	% Change
	(Dollars in thousands)
Salaries and employee benefits	$79,414	$74,931	6.0%
Occupancy, net	10,237	10,066	1.7
Equipment	4,948	5,333	(7.2)
Deposit insurance assessments	2,804	5,383	(47.9)
Advertising	743	841	(11.7)
Foreclosed property expense	2,354	8,409	(72.0)
Telecommunications	2,099	2,206	(4.9)
Public relations	1,005	1,466	(31.4)
Data processing	2,468	2,764	(10.7)
Computer software	1,963	1,803	8.9
Amortization of intangibles	743	763	(2.6)
Legal fees	9,366	2,216	322.7
Postage and shipping	1,135	1,255	(9.6)
Other miscellaneous expense	16,092	18,244	(11.8)
Total noninterest expense	$135,371	$135,680	(0.2) %

Salaries and employee benefits expense for the three months ended March 31, 2013 increased compared to the same period in 2012, primarily because of increased employee benefits and commissions.  Equipment expense decreased for the comparable three-month periods primarily because of decreased depreciation.  Deposit insurance assessments decreased for the comparable three-month periods as a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.
Foreclosed property expense decreased for the three months ended March 31, 2013 compared to the same period in 2012, as the Company experienced gains on the sales and smaller writedowns of OREO as a result of smaller declines in property values attributable to the prevailing economic environment combined with decreased other foreclosed property expenses as a result of the decrease in the number of properties owned.  During the first three months of 2013, the Company added $2.2 million to OREO through foreclosures.  Sales of OREO in the first three months of 2013 were $7.8 million, resulting in a net gain of approximately $200,000.  The components of foreclosed property expense for the three months ended March 31, 2013 and 2012 and the percentage change between periods are shown in the following table:

	Three months ended
	March 31,
	2013	2012	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$(200)	$770	NM %
Writedown of other real estate owned	1,345	4,992	(73.1)
Other foreclosed property expense	1,209	2,647	(54.3)
Total foreclosed property expense	$2,354	$8,409	(72.0) %

NM=Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, total legal expense increased during the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of a charge of $6.8 million to increase our litigation reserve related to various legal matters.

Income Tax

The Company recorded income tax expense of $9.2 million for the first quarter of 2013, compared to an income tax expense of $9.4 million for the first quarter of 2012.  Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through March 31, 2013.  The primary differences between the Company’s recorded expense for the first three months of 2013 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income, other tax preference items and uncertain tax positions.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at March 31, 2013 were $12.3 billion, or 91.6% of total assets, compared with $12.2 billion, or 90.9% of total assets, at December 31, 2012.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 70.6% of average earning assets during the first quarter of 2013.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income, totaled $8.6 billion at both March 31, 2013 and December 31, 2012.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	March 31,		December 31,
	2013	2012	2012
	(In thousands)

Commercial and industrial	$1,488,374	$1,452,492	$1,484,788
Real estate
Consumer mortgages	1,871,312	1,937,997	1,873,875
Home equity	482,398	501,331	486,074
Agricultural	249,467	256,683	256,196
Commercial and industrial-owner occupied	1,334,974	1,287,542	1,333,103
Construction, acquisition and development	728,092	858,110	735,808
Commercial real estate	1,739,533	1,742,001	1,748,881
Credit cards	98,803	100,527	104,884
All other	621,838	640,855	649,143
Total	$8,614,791	$8,777,538	$8,672,752

The following table shows the Company’s net loans and leases by segment, class and geographical location as of March 31, 2013:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$67,205	$143,745	$306,645	$35,560	$19,227	$76,051	$247,124	$585,359	$1,480,916
Real estate
Consumer mortgages	109,386	258,666	691,467	43,274	96,676	150,737	459,324	61,782	1,871,312
Home equity	60,717	37,540	161,317	22,605	68,087	67,101	62,430	2,601	482,398
Agricultural	8,644	75,359	63,641	2,374	16,795	12,748	64,950	4,956	249,467
Commercial and industrial-owner occupied	135,104	149,846	456,242	62,728	97,236	87,439	265,658	80,721	1,334,974
Construction, acquisition and development	98,845	67,101	204,082	36,802	75,691	92,434	144,853	8,284	728,092
Commercial real estate	215,684	331,108	273,564	193,049	105,225	90,739	387,550	142,614	1,739,533
Credit cards	-	-	-	-	-	-	-	98,803	98,803
All other	31,975	79,030	160,539	2,943	57,116	41,781	93,920	128,739	596,043
Total	$727,560	$1,142,395	$2,317,497	$399,335	$536,053	$619,030	$1,725,809	$1,113,859	$8,581,538
* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of March 31, 2013:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial	$3,705	$914,450	$433,931	$128,830	$1,480,916
Real estate
Consumer mortgages	4,938	422,352	1,037,414	406,608	1,871,312
Home equity	500	99,351	382,380	167	482,398
Agricultural	1,318	67,380	123,445	57,324	249,467
Commercial and industrial-owner occupied	2,854	249,122	622,189	460,809	1,334,974
Construction, acquisition and development	17,487	437,477	231,033	42,095	728,092
Commercial real estate	12,469	439,867	936,475	350,722	1,739,533
Credit cards	-	98,803	-	-	98,803
All other	574	200,917	321,791	72,761	596,043
Total	$43,845	$2,929,719	$4,088,658	$1,519,316	$8,581,538
Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production and business credit card lines.  Commercial and industrial loans outstanding remained stable during the first three months of 2013, increasing by 0.3% at March 31, 2013 compared to December 31, 2012.
Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first three months of 2013, decreasing by 0.1% at March 31, 2013 compared to December 31, 2012.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.
Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained stable during the first three months of 2013, decreasing by 0.8% at March 31, 2013 compared to December 31, 2012.
Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 2.6% from December 31, 2012 to March 31, 2013.
Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans remained stable during the first three months of 2013, increasing 0.1% at March 31, 2013 compared to December 31, 2012.
Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 1.0% from December 31, 2012 to March 31, 2013.
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
At March 31, 2013, the Company had $13.8 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $130,000 recognized as interest income during the first quarter of 2013.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was approximately $706,000 at March 31, 2013.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.
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
The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $728.1 million at March 31, 2013 and $735.8 million at December 31, 2012.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at March 31, 2013:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$-	$-	$9	$-	$-	$5,320	$2,853	$-	$8,182
One-to-four family construction	26,340	11,774	42,966	8,594	8,867	48,878	36,823	636	184,878
Recreation and all other loans	1,368	8,273	11,718	297	3,668	279	16,311	-	41,914
Commercial construction	20,169	12,722	32,974	3,452	6,374	6,909	23,865	1,856	108,321
Commercial acquisition and development	13,180	16,955	46,802	6,784	19,182	12,121	21,744	1,942	138,710
Residential acquisition and development	23,662	15,590	62,955	8,269	20,218	15,519	38,693	2,241	187,147
Total	$84,719	$65,314	$197,424	$27,396	$58,309	$89,026	$140,289	$6,675	$669,152

Non-performing:
Multi-family construction	$-	$-	$-	$-	$-	$-	$-	$-	$-
One-to-four family construction	2,572	347	1,597	1,529	1,208	232	254	415	8,154
Recreation and all other loans	-	17	41	-	777	160	-	-	995
Commercial construction	2,648	149	-	92	-	-	492	-	3,381
Commercial acquisition and development	2,989	95	1,250	2,046	6,918	839	2,150	-	16,287
Residential acquisition and development	5,917	1,179	3,770	5,739	8,479	2,177	1,668	1,194	30,123
Total	$14,126	$1,787	$6,658	$9,406	$17,382	$3,408	$4,564	$1,609	$58,940

Total:
Multi-family construction	$-	$-	$9	$-	$-	$5,320	$2,853	$-	$8,182
One-to-four family construction	28,912	12,121	44,563	10,123	10,075	49,110	37,077	1,051	193,032
Recreation and all other loans	1,368	8,290	11,759	297	4,445	439	16,311	-	42,909
Commercial construction	22,817	12,871	32,974	3,544	6,374	6,909	24,357	1,856	111,702
Commercial acquisition and development	16,169	17,050	48,052	8,830	26,100	12,960	23,894	1,942	154,997
Residential acquisition and development	29,579	16,769	66,725	14,008	28,697	17,696	40,361	3,435	217,270
Total	$98,845	$67,101	$204,082	$36,802	$75,691	$92,434	$144,853	$8,284	$728,092

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of March 31, 2013:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$-	$5,690	$2,492	$-	$8,182
One-to-four family construction	1,335	167,264	23,599	834	193,032
Recreation and all other loans	83	11,931	23,287	7,608	42,909
Commercial construction	3,481	56,302	31,949	19,970	111,702
Commercial acquisition and development	10,829	67,262	70,872	6,034	154,997
Residential acquisition and development	1,759	129,028	78,834	7,649	217,270
Total	$17,487	$437,477	$231,033	$42,095	$728,092

Non-accrual loans:
Multi-family construction	$-	$-	$-	$-	$-
One-to-four family construction	721	5,084	2,152	197	8,154
Recreation and all other loans	-	937	41	-	978
Commercial construction	1,570	129	1,682	-	3,381
Commercial acquisition and development	6,514	5,263	2,463	-	14,240
Residential acquisition and development	1,623	19,357	3,995	-	24,975
Total	$10,428	$30,770	$10,333	$197	$51,728

As of March 31, 2013, 60.1% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects; and management expects that these loans will likely be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.
The following table presents the activity in the construction, acquisition and development nonaccrual loans for the three months ended March 31, 2013:

(In thousands)
Balance at December 31, 2012	$66,635
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	1,708
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(1,034)
Foreclosures to OREO	(1,777)
Payments	(9,298)
Transfers to accrual status	(3,674)
Transfer to other loan category	(832)
Balance at March 31, 2013	$51,728

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at March 31, 2013 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 20.0% of the total construction, acquisition and development nonaccrual loan balance at March 31, 2013.
Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans remained stable during the first three months of 2013, decreasing 0.5% at March 31, 2013 compared to December 31, 2012.
Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 5.8% from December 31, 2012 to March 31, 2013.
All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 4.1% from December 31, 2012 to March 31, 2013.
NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due, still accruing, and accruing loans and leases that have been restructured (primarily in the form of reduced interest rates and modified payment terms) because of the borrower’s or guarantor’s weakened financial condition or bankruptcy proceedings.  The Bank’s policy provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  NPAs consist of NPLs and OREO, which consists of foreclosed properties.  NPAs, which are carried either in the loan account or OREO on the Company’s consolidated balance sheets, depending on foreclosure status, were as follows as of the dates presented:

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Non-accrual loans and leases	$188,190	$253,227	$207,241
Loans 90 days or more past due, still accruing	1,125	1,698	1,210
Restructured loans and leases, still accruing	17,702	30,311	25,099
Total NPLs	207,017	285,236	233,550

Other real estate owned	96,314	167,808	103,248
Total NPAs	$303,331	$453,044	$336,798

NPLs to net loans and leases	2.41%	3.26%	2.70%
NPAs to net loans and leases	3.53%	5.18%	3.90%

NPLs decreased 11.4% to $207.0 million at March 31, 2013 compared to $233.6 million at December 31, 2012 and decreased 27.4% compared to $285.2 million at March 31, 2012.  Included in NPLs at March 31, 2013 were $137.8 million of loans that were impaired.  These impaired loans had a specific reserve of $11.7 million included in the allowance for credit losses of $162.6 million at March 31, 2013, and were net of $45.6 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2012 included $156.7 million of loans that were impaired.  These impaired loans had a specific reserve of $10.5 million included in the allowance for credit losses of $164.5 million at December 31, 2012.  NPLs at March 31, 2012 included $211.1 million of loans that were impaired.  These impaired loans had a specific reserve of $25.5 million included in the allowance for credit losses of $181.8 million at March 31, 2012.

The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at the dates indicated:

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)

Unpaid principal balance of impaired loans	$183,440	$266,483	$206,072
Cumulative charge offs on impaired loans	45,649	55,371	49,344
Outstanding balance of impaired loans	137,791	211,112	156,728

Other non-accrual loans and leases not impaired	50,399	42,115	50,513

Total non-accrual loans and leases	$188,190	$253,227	$207,241

Allowance for impaired loans	11,658	25,546	10,541

Nonaccrual loans and leases, net of specific reserves	$176,532	$227,681	$196,700

Loans and leases 90 days or more past due, still accruing	1,125	1,698	1,210
Restructured loans and leases, still accruing	17,702	30,311	25,099

Total non-performing loans and leases	$207,017	$285,236	$233,550

Allowance for impaired loans	$11,658	$25,546	$10,541
Allowance for all other loans and leases	150,943	156,231	153,925

Total allowance for credit losses	$162,601	$181,777	$164,466

Outstanding balance of impaired loans	$137,791	$211,112	$156,728
Allowance for impaired loans	11,658	25,546	10,541

Net book value of impaired loans	$126,133	$185,566	$146,187

Net book value of impaired loans as a %
of unpaid principal balance	69%	70%	71%

Coverage of other non-accrual loans and leases not impaired
by the allowance for all other loans and leases	299%	371%	305%

Coverage of non-performing loans and leases not impaired
by the allowance for all other loans and leases	218%	211%	200%
Non-accrual loans at March 31, 2013 reflected a decrease of $19.1 million, or 9.2%, compared to December 31, 2012 and a decrease of $65.0 million, or 25.7%, compared to March 31, 2012.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $14.9 million, or 22.4%, to $51.7 million at March 31, 2013 compared to $66.6 million at December 31, 2012 and decreased $63.9 million, or 55.3%, compared to $115.6 million at March 31, 2012.
Of the Bank’s construction, acquisition and development loans, which totaled $728.1 million at March 31, 2013, $471.1 million represented loans made by the Bank’s locations in Alabama, Mississippi and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  Residential acquisition and development loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $217.3 million at March 31, 2013, with 65.7% of such loans made by the Bank’s locations in Alabama, Mississippi and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $207.0 million at March 31, 2013, $112.1 million, or 54.1%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at March 31, 2013:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$727,560	$-	$33,682	$389	$34,071	4.7%
Arkansas*	1,142,395	-	23,351	1,971	25,322	2.2
Mississippi*	2,317,497	-	30,315	5,385	35,700	1.5
Missouri	399,335	-	30,072	2,136	32,208	8.1
Greater Memphis Area	536,053	-	24,413	5,457	29,870	5.6
Tennessee*	619,030	-	12,351	105	12,456	2.0
Texas and Louisiana	1,725,809	-	20,542	-	20,542	1.2
Other	1,113,859	1,125	13,464	2,259	16,848	1.5
Total	$8,581,538	$1,125	$188,190	$17,702	$207,017	2.4%
* Excludes the Greater Memphis Area.

OREO decreased by $71.5 million to $96.3 million at March 31, 2013 compared to $167.8 million at March 31, 2012 and decreased by $6.9 million compared to $103.2 million at December 31, 2012.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.
The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $64.7 million and $81.4 million at March 31, 2013 and December 31, 2012, respectively.  Restructured loans of $47.0 million and $56.2 million were included in the non-accrual loan category at March 31, 2013 and December 31, 2012, respectively.
At March 31, 2013, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at March 31, 2013:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$1,430,760	$14,297	$31,749	$546	$105	$3,459	$1,480,916
Real estate
Consumer mortgage	1,691,053	33,895	126,589	3,207	88	16,480	1,871,312
Home equity	458,264	5,269	15,908	893	27	2,037	482,398
Agricultural	218,018	9,508	17,097	-	-	4,844	249,467
Commercial and industrial-owner occupied	1,219,024	33,370	68,024	190	148	14,218	1,334,974
Construction, acquisition and development	577,477	35,525	68,648	626	-	45,816	728,092
Commercial real estate	1,508,593	63,186	117,806	245	-	49,703	1,739,533
Credit cards	98,803	-	-	-	-	-	98,803
All other	576,244	9,535	8,478	547	5	1,234	596,043
Total	$7,778,236	$204,585	$454,299	$6,254	$373	$137,791	$8,581,538

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At March 31, 2013, the Bank had $6.5 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.
The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at March 31, 2013:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$7,778,236	$-	$-	$-	$7,778,236
Special Mention	198,900	5,501	184	-	204,585
Substandard	414,576	15,176	7,918	16,629	454,299
Doubtful	4,880	202	307	865	6,254
Loss	193	-	15	165	373
Impaired	101,099	3,594	1,807	31,291	137,791
Total	$8,497,884	$24,473	$10,231	$48,950	$8,581,538

While an increase of 12.5% was realized in the Special Mention category, the Substandard and Impaired categories decreased 6.4% and 12.1% at March 31, 2013, respectively, compared to December 31, 2012.  Of the $204.6 million of Special Mention loans and leases, 97.2% remained current as to scheduled repayment of principal and interest, with none of such loans or leases having outstanding balances that were 90 days or more past due at March 31, 2013.  Of the $454.3 million of Substandard loans and leases, 91.3% remained current as to scheduled repayment of principal and interest, with only 3.7% having outstanding balances that were 90 days or more past due at March 31, 2013.  Of the $137.8 million of impaired loans and leases, 73.4% remained current as to scheduled repayment of principal and/or interest, with 22.7% having outstanding balances that were 90 days or more past due at March 31, 2013.
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
The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at March 31, 2013:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Commercial and industrial	$1,480,916	$22	$7,009	$397	$7,428	0.5%
Real estate
Consumer mortgages	1,871,312	842	39,012	1,470	41,324	2.2
Home equity	482,398	-	4,272	-	4,272	0.9
Agricultural	249,467	-	6,667	441	7,108	2.8
Commercial and industrial-owner occupied	1,334,974	-	20,719	4,829	25,548	1.9
Construction, acquisition and development	728,092	-	51,728	7,212	58,940	8.1
Commercial real estate	1,739,533	-	55,318	1,198	56,516	3.2
Credit cards	98,803	261	418	1,862	2,541	2.6
All other	596,043	-	3,047	293	3,340	0.6
Total	$8,581,538	$1,125	$188,190	$17,702	$207,017	2.4%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at March 31, 2013:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$8,182	$-	$-	$-	$-	-%
One-to-four family construction	193,032	-	8,154	-	8,154	4.2
Recreation and all other loans	42,909	-	978	17	995	2.3
Commercial construction	111,702	-	3,381	-	3,381	3.0
Commercial acquisition and development	154,997	-	14,240	2,047	16,287	10.5
Residential acquisition and development	217,270	-	24,975	5,148	30,123	13.9
Total	$728,092	$-	$51,728	$7,212	$58,940	8.1%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.6 billion at March 31, 2013 compared to $2.4 billion at December 31, 2012.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At March 31, 2013, the Company held no securities whose decline in fair value was considered other than temporary.
The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of March 31, 2013:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Available-for-sale Securities:	(Dollars in thousands)
Aaa	$2,059,537	80.8%	$2,090,541	80.2%
Aa1 to Aa3	187,549	7.4%	199,567	7.7%
A1 to A3	52,287	2.1%	55,361	2.1%
Baa1 to Baa2	5,377	0.2%	5,495	0.2%
Not rated (1)	242,947	9.5%	256,212	9.8%
Total	$2,547,697	100.0%	$2,607,176	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $60.0 million and a market value of $63.8 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first quarter of 2013 that indicated the necessity of an earlier goodwill impairment assessment.
In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $275.2 million at both March 31, 2013 and December 31, 2012.

Other Real Estate Owned

OREO totaled $96.3 million and $103.2 million at March 31, 2013 and December 31, 2012, respectively.  OREO at March 31, 2013 had aggregate loan balances at the time of foreclosure of $228.5 million.  OREO at December 31, 2012 had aggregate loan balances at the time of foreclosure of $234.8 million.  The following table presents the OREO by segment, class and geographical location at March 31, 2013:

	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$241	$-	$-	$-	$-	$-	$-	$-	$241
Real estate
Consumer mortgages	1,114	734	2,653	-	756	716	625	-	6,598
Home equity	-	-	44	-	-	-	-	-	44
Agricultural	870	-	-	-	1,106	2,204	174	-	4,354
Commercial and industrial-owner occupied	157	101	1,139	-	2,638	67	148	-	4,250
Construction, acquisition and development	13,605	1,167	14,586	431	35,939	8,682	1,874	455	76,739
Commercial real estate	356	1,410	4	-	833	144	134	-	2,881
All other	47	11	64	94	748	13	91	139	1,207
Total	$16,390	$3,423	$18,490	$525	$42,020	$11,826	$3,046	$594	$96,314
* Excludes the Greater Memphis Area.
Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.  While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the construction, acquisition and development portfolio at March 31, 2013 suggested that a majority of additions to OREO in the near-term might be from that category.

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
The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	March 31,	December 31,
	2013	2012	% Change
	(Dollars in millions)
Noninterest bearing demand	$2,583	$2,545	1.5%
Interest bearing demand	4,840	4,799	0.9
Savings	1,213	1,146	5.8
Other time	2,529	2,598	(2.7)
Total deposits	$11,165	$11,088	0.7%

Total deposits remained relatively stable at March 31, 2013 compared to December 31, 2012, increasing by $76.8 million.  The average maturity of time deposits at March 31, 2013 was approximately 14 months, compared to 15 months at December 31, 2012.

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
To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB at March 31, 2013 or December 31, 2012.  The Company had federal funds purchased and securities sold under agreement to repurchase of $353.7 million and $414.6 million at March 31, 2013 and December 31, 2012, respectively.  The Company had long-term borrowings from the FHLB totaling $33.5 million at both March 31, 2013 and December 31, 2012.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.9 billion in additional borrowing capacity under the existing FHLB borrowing agreement at March 31, 2013.
The Company had non-binding federal funds borrowing arrangements with other banks aggregating $636.0 million at March 31, 2013.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk-based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at March 31, 2013 and December 31, 2012 as follows:

	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$1,337,893	14.06%	$1,316,905	13.77%
Total capital (to risk-weighted assets)	1,457,656	15.31	1,437,320	15.03
Tier 1 leverage capital (to average assets)	1,337,893	10.33	1,316,905	10.25

The FDIC’s capital-based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at March 31, 2013 and December 31, 2012 as follows:

	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$1,216,634	12.80%	$1,191,567	12.48%
Total capital (to risk-weighted assets)	1,336,380	14.06	1,311,840	13.74
Tier 1 leverage capital (to average assets)	1,216,634	9.44	1,191,567	9.34

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
While the final outcome of any legal proceedings, including those disclosed below, is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $8.1 million accrued as of March 31, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon allegations that the defendants issued materially false and misleading statements regarding the Company’s business and financial results.  In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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
On May 18, 2010, the Bank was named as a defendant in a class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case and on March 4, 2013, the Eleventh Circuit Court of Appeals denied the Bank’s petition for leave to appeal the class certification order.  Notice to the certified class was sent, on or about May 3, 2013, primarily informing the class of the right to opt-out of the class and setting a deadline for same.  There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

CRITICAL ACCOUNTING POLICIES

During the three months ended March 31, 2013, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2013, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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
On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon allegations that the defendants issued materially false and misleading statements regarding the Company’s business and financial results.  In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount and equitable and/or injunctive relief. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.
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
On May 18, 2010, the Bank was named as a defendant in a class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida. On May 4, 2012, the judge presiding over the multi-district litigation entered an order certifying a class in this case and on March 4, 2013, the Eleventh Circuit Court of Appeals denied the Bank’s petition for leave to appeal the class certification order.  Notice to the certified class was sent, on or about May 3, 2013, primarily informing the class of the right to opt-out of the class and setting a deadline for same.  There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

(10)	(a)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan.*
(b)	Retirement Agreement and Release with Larry Bateman.*
(c)	Amendment to Executive Employment Agreement with James D. Rollins III.*
(d)	Restricted Stock Agreement with James D. Rollins III.*
(e)	Form of Restricted Stock Agreement.*
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
(101)
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2013 and 2012, and December 31, 2012, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

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

BancorpSouth, Inc.
               (Registrant)

DATE:  May 9, 2013                                                                                            /s/ William L. Prater
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

(10)	(a)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan.*
(b)	Retirement Agreement and Release with Larry Bateman.*
(c)	Amendment to Executive Employment Agreement with James D. Rollins III.*
(d)	Restricted Stock Agreement with James D. Rollins III.*
(e)	Form of Restricted Stock Agreement.*
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
(101)**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of March 31, 2013 and 2012, and December 31, 2012, (ii) the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

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