Form 10-Q
period 2013-06-30
BANCORPSOUTH INC
filed 2013-08-06
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August  1, 2013, the registrant had outstanding 95,194,627  shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1	Financial Statements
		Consolidated Balance Sheets June 30, 2013 and 2012
		(Unaudited) and December 31, 2012	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Six Months Ended June 30, 2013 and 2012	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Six Months Ended June 30, 2013 and 2012	5
		Consolidated Statements of Cash Flows (Unaudited)
		Six Months Ended June 30, 2013 and 2012	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	41
	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	79
	ITEM 4	Controls and Procedures	79

PART II	Other Information
	ITEM 1	Legal Proceedings	79
	ITEM 1A.	Risk Factors	80
	ITEM 4.	Mine Safety Disclosures	80
	ITEM 6.	Exhibits	81

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 268,647	$ 223,814	$ 224,084
Interest bearing deposits with other banks	526,608	979,800	603,458
Available-for-sale securities, at fair value	2,644,939	2,434,032	2,462,831
Loans and leases	8,711,023	8,672,752	8,771,642
Less: Unearned income	32,309	35,763	39,247
Allowance for credit losses	161,047	164,466	175,847
Net loans and leases	8,517,667	8,472,523	8,556,548
Loans held for sale	111,574	129,138	108,134
Premises and equipment, net	313,079	319,456	320,419
Accrued interest receivable	41,425	44,356	47,358
Goodwill	275,173	275,173	271,297
Bank-owned life insurance	235,015	231,120	202,620
Other real estate owned	88,438	103,248	143,615
Other assets	195,140	184,538	207,454
TOTAL ASSETS	$ 13,217,705	$ 13,397,198	$ 13,147,818

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,610,768	$ 2,545,169	$ 2,312,044
Interest bearing	4,667,041	4,799,496	4,782,243
Savings	1,210,497	1,145,785	1,083,255
Other time	2,473,312	2,597,696	2,778,795
Total deposits	10,961,618	11,088,146	10,956,337
Federal funds purchased and securities
sold under agreement to repurchase	382,871	414,611	361,990
Short-term Federal Home Loan Bank and
other short-term borrowings	-	-	1,500
Accrued interest payable	5,230	6,140	7,161
Junior subordinated debt securities	160,312	160,312	160,312
Long-term Federal Home Loan Bank borrowings	33,500	33,500	33,500
Other liabilities	214,381	245,437	208,707
TOTAL LIABILITIES	11,757,912	11,948,146	11,729,507

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 95,190,797,
94,549,867 and 94,436,377 shares, respectively	237,976	236,375	236,091
Capital surplus	312,074	311,909	310,388
Accumulated other comprehensive (loss) income	(39,333)	(8,646)	1,334
Retained earnings	949,076	909,414	870,498
TOTAL SHAREHOLDERS' EQUITY	1,459,793	1,449,052	1,418,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,217,705	$ 13,397,198	$ 13,147,818

(1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 98,524	$ 107,737	$ 197,616	$ 216,749
Deposits with other banks	483	382	1,085	783
Federal funds sold and securities purchased
under agreement to resell	-	1	-	1
Available-for-sale securities:
Taxable	8,405	10,188	17,105	21,350
Tax-exempt	3,911	4,210	7,871	8,466
Loans held for sale	686	686	1,359	1,230
Total interest revenue	112,009	123,204	225,036	248,579

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,423	4,185	5,548	8,634
Savings	422	691	935	1,405
Other time	7,671	10,275	15,712	21,566
Federal funds purchased and securities sold
under agreement to repurchase	70	66	133	129
Federal Home Loan Bank borrowings	349	366	697	733
Junior subordinated debt	2,860	2,879	5,717	5,758
Other	1	1	3	3
Total interest expense	13,796	18,463	28,745	38,228
Net interest revenue	98,213	104,741	196,291	210,351
Provision for credit losses	3,000	6,000	7,000	16,000
Net interest revenue, after provision for
credit losses	95,213	98,741	189,291	194,351

NONINTEREST REVENUE:
Mortgage lending	17,892	11,040	30,238	26,182
Credit card, debit card and merchant fees	8,324	7,787	15,847	15,310
Deposit service charges	12,824	13,697	25,656	28,813
Trust income	3,192	3,139	6,402	5,421
Security gains, net	3	177	22	251
Insurance commissions	25,862	22,964	52,503	46,117
Other	8,012	7,664	16,759	16,734
Total noninterest revenue	76,109	66,468	147,427	138,828

NONINTEREST EXPENSE:
Salaries and employee benefits	78,284	77,661	157,698	152,592
Occupancy, net of rental income	10,577	10,487	20,814	20,553
Equipment	4,585	5,124	9,533	10,457
Deposit insurance assessments	2,939	3,994	5,743	9,377
Voluntary early retirement expense	10,850	-	10,850	-
Other	35,016	39,240	72,984	79,207
Total noninterest expense	142,251	136,506	277,622	272,186
Income before income taxes	29,071	28,703	59,096	60,993
Income tax expense	8,316	8,079	17,536	17,503
Net income	$ 20,755	$ 20,624	$ 41,560	$ 43,490

Earnings per share: Basic	$ 0.22	$ 0.22	$ 0.44	$ 0.47
Diluted	$ 0.22	$ 0.22	$ 0.44	$ 0.47

Dividends declared per common share	$ 0.01	$ 0.01	$ 0.02	$ 0.02

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

	(In thousands)
Net income	$ 20,755	$ 20,624	$ 41,560	$ 43,490

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(27,039)	5,076	(32,339)	2,123
Pension and other postretirement benefits	826	394	1,652	1,472
Other comprehensive (loss) income, net of tax	(26,213)	5,470	(30,687)	3,595
Comprehensive (loss) income	$ (5,458)	$ 26,094	$ 10,873	$ 47,085

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2013	2012

	(In thousands)
Operating Activities:
Net income	$ 41,560	$ 43,490
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	7,000	16,000
Depreciation and amortization	13,316	13,540
Deferred taxes	(3,002)	-
Amortization of intangibles	1,465	1,504
Amortization of debt securities premium and discount, net	7,736	6,562
Share-based compensation expense	1,522	1,524
Security gains, net	(22)	(251)
Net deferred loan origination expense	(3,843)	(4,085)
Excess tax benefit from exercise of stock options	19	-
Decrease in interest receivable	2,931	3,908
Decrease in interest payable	(910)	(1,483)
Realized gain on mortgages sold	(29,260)	(27,693)
Proceeds from mortgages sold	911,537	837,079
Origination of mortgages held for sale	(860,847)	(839,200)
Loss on other real estate owned, net	3,185	13,402
Increase in bank-owned life insurance	(3,895)	(2,535)
Decrease in prepaid pension asset	13,733	2,587
Decrease in prepaid deposit insurance assessments	-	8,985
Other, net	(32,664)	(1,809)
Net cash provided by operating activities	69,561	71,525
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	247,705	266,829
Proceeds from sales of available-for-sale securities	-	3,360
Purchases of available-for-sale securities	(521,600)	(223,716)
Net (increase) decrease in loans and leases	(60,162)	89,060
Purchases of premises and equipment	(10,253)	(11,362)
Proceeds from sale of premises and equipment	3,181	968
Proceeds from sale of other real estate owned	23,174	35,563
Other, net	(6)	(16)
Net cash (used in) provided by investing activities	(317,961)	160,686
Financing activities:
Net (decrease) increase in deposits	(126,528)	1,147
Net decrease in short-term debt and other liabilities	(31,747)	(11,950)
Issuance of common stock	225	108,678
Excess tax benefit from exercise of stock options	(19)	-
Payment of cash dividends	(1,890)	(1,888)
Net cash (used in) provided by financing activities	(159,959)	95,987

(Decrease) increase in cash and cash equivalents	(408,359)	328,198
Cash and cash equivalents at beginning of period	1,203,614	499,344
Cash and cash equivalents at end of period	$ 795,255	$ 827,542

            See accompanying notes to consolidated financial statements, specifically Note 17.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.  Certain 2012 amounts have been reclassified to conform with the 2013 presentation.

            The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, BancorpSouth Bank (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc., and the Bank’s wholly-owned subsidiaries, Personal Finance Corporation of Tennessee, BancorpSouth Insurance Services, Inc., BancorpSouth Investment Services, Inc., BancorpSouth Municipal Development Corporation and BancorpSouth Bank Securities Corporation.

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

	June 30,		December 31,
	2013	2012	2012

	(In thousands)

Commercial and industrial	$ 1,559,597	$ 1,507,382	$ 1,484,788
Real estate
Consumer mortgages	1,880,338	1,904,420	1,873,875
Home equity	482,068	496,245	486,074
Agricultural	237,914	251,975	256,196
Commercial and industrial-owner occupied	1,375,711	1,288,887	1,333,103
Construction, acquisition and development	709,499	835,022	735,808
Commercial real estate	1,754,841	1,748,748	1,748,881
Credit cards	103,251	101,085	104,884
All other	607,804	637,878	649,143
Total	$ 8,711,023	$ 8,771,642	$ 8,672,752

The following table shows the Company’s  loans and leases, net of unearned income, as of June 30, 2013 by segment, class and geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 74,206	$ 162,329	$ 299,752	$ 39,482	$ 22,287	$ 80,889	$ 249,640	$ 624,177	$ 1,552,762
Real estate
Consumer mortgages	109,591	252,400	697,450	45,578	98,699	154,150	465,992	56,478	1,880,338
Home equity	61,802	37,920	161,195	21,196	68,133	67,750	61,292	2,780	482,068
Agricultural	7,906	74,970	55,706	3,226	15,558	12,291	62,785	5,472	237,914
Commercial and industrial-owner occupied	140,843	171,035	462,805	63,546	95,645	86,590	272,879	82,368	1,375,711
Construction, acquisition and development	97,522	67,579	175,817	32,995	76,679	101,142	147,135	10,630	709,499
Commercial real estate	237,154	301,709	285,156	186,444	104,652	91,941	401,372	146,413	1,754,841
Credit cards	-	-	-	-	-	-	-	103,251	103,251
All other	30,494	75,129	156,745	2,708	52,646	40,683	94,513	129,412	582,330
Total	$ 759,518	$ 1,143,071	$ 2,294,626	$ 395,175	$ 534,299	$ 635,436	$ 1,755,608	$ 1,160,981	$ 8,678,714

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at June 30, 2013 and December 31, 2012:

	June 30, 2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 1,482	$ 144	$ 1,994	$ 3,620	$ 1,549,142	$ 1,552,762	$ -
Real estate
Consumer mortgages	12,808	3,750	13,210	29,768	1,850,570	1,880,338	1,107
Home equity	1,062	329	1,059	2,450	479,618	482,068	-
Agricultural	550	135	3,255	3,940	233,974	237,914	-
Commercial and industrial-owner occupied	2,337	299	1,753	4,389	1,371,322	1,375,711	-
Construction, acquisition and development	2,458	251	12,651	15,360	694,139	709,499	-
Commercial real estate	5,582	2,055	9,334	16,971	1,737,870	1,754,841	120
Credit cards	466	311	425	1,202	102,049	103,251	213
All other	1,534	310	613	2,457	579,873	582,330	-
Total	$ 28,279	$ 7,584	$ 44,294	$ 80,157	$ 8,598,557	$ 8,678,714	$ 1,440

	December 31, 2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,531	$ 476	$ 4,118	$ 8,125	$ 1,468,486	$ 1,476,611	$ 414
Real estate
Consumer mortgages	11,308	3,643	13,821	28,772	1,845,103	1,873,875	512
Home equity	1,337	371	350	2,058	484,016	486,074	-
Agricultural	400	287	3,946	4,633	251,563	256,196	10
Commercial and industrial-owner occupied	2,629	3,587	2,933	9,149	1,323,954	1,333,103	19
Construction, acquisition and development	2,547	2,472	14,790	19,809	715,999	735,808	-
Commercial real estate	4,673	56	10,469	15,198	1,733,683	1,748,881	-
Credit cards	536	379	473	1,388	103,496	104,884	228
All other	2,354	253	445	3,052	618,505	621,557	27
Total	$ 29,315	$ 11,524	$ 51,345	$ 92,184	$ 8,544,805	$ 8,636,989	$ 1,210

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2013 and December 31, 2012:

	June 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,504,523	$ 14,918	$ 29,648	$ 531	$ -	$ 3,142	$ 1,552,762
Real estate
Consumer mortgages	1,701,566	40,526	121,497	2,979	134	13,636	1,880,338
Home equity	458,379	5,391	15,752	698	68	1,780	482,068
Agricultural	210,989	9,568	13,599	-	-	3,758	237,914
Commercial and industrial-owner occupied	1,275,037	28,413	59,568	222	-	12,471	1,375,711
Construction, acquisition and development	594,175	28,727	51,041	1,025	-	34,531	709,499
Commercial real estate	1,537,671	63,791	117,579	245	30	35,525	1,754,841
Credit cards	103,251	-	-	-	-	-	103,251
All other	566,554	5,613	8,991	523	-	649	582,330
Total	$ 7,952,145	$ 196,947	$ 417,675	$ 6,223	$ 232	$ 105,492	$ 8,678,714

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,426,498	$ 14,663	$ 29,876	$ 729	$ -	$ 4,845	$ 1,476,611
Real estate
Consumer mortgages	1,691,682	32,840	131,141	2,907	198	15,107	1,873,875
Home equity	461,151	4,791	17,619	1,057	76	1,380	486,074
Agricultural	227,138	5,729	17,947	-	-	5,382	256,196
Commercial and industrial-owner occupied	1,202,111	31,087	82,816	369	-	16,720	1,333,103
Construction, acquisition and development	567,881	30,846	75,031	715	-	61,335	735,808
Commercial real estate	1,524,262	53,455	120,591	160	-	50,413	1,748,881
Credit cards	104,884	-	-	-	-	-	104,884
All other	600,807	8,397	10,196	601	10	1,546	621,557
Total	$ 7,806,414	$ 181,808	$ 485,217	$ 6,538	$ 284	$ 156,728	$ 8,636,989

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three and six months ended June 30, 2013 and as of and for the year ended December 31, 2012:

	June 30, 2013
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans	Loans	Losses	2013	2013	2013	2013

	(In thousands)
With no related allowance:
Commercial and industrial	$ 3,142	$ 3,739	$ -	$ 3,331	$ 2,988	$ 3	$ 4
Real estate
Consumer mortgages	11,361	15,142	-	9,884	11,101	16	32
Home equity	843	987	-	1,011	1,242	2	4
Agricultural	3,642	4,239	-	3,428	3,995	1	5
Commercial and industrial-owner occupied	7,758	9,929	-	6,993	9,503	16	50
Construction, acquisition and development	29,753	44,825	-	31,672	37,112	29	83
Commercial	19,389	25,682	-	26,971	33,354	49	120
All other	649	942	-	631	937	1	4
Total	$ 76,537	$ 105,485	$ -	$ 83,921	$ 100,232	$ 117	$ 302

With an allowance:
Commercial and industrial	$ -	$ -	$ 284	$ 324	$ 892	$ -	$ -
Real estate
Consumer mortgages	2,275	2,691	525	4,103	3,606	7	9
Home equity	937	937	32	1,001	648	1	2
Agricultural	116	116	116	725	547	-	-
Commercial and industrial-owner occupied	4,713	5,339	1,268	5,715	5,156	19	22
Construction, acquisition and development	4,778	5,804	3,373	8,700	8,963	18	42
Commercial	16,136	24,036	2,367	13,132	12,091	18	34
All other	-	-	-	-	-	-	-
Total	$ 28,954	$ 38,923	$ 7,965	$ 33,700	$ 31,903	$ 63	$ 109

Total:
Commercial and industrial	$ 3,142	$ 3,739	$ 284	$ 3,655	$ 3,880	$ 3	$ 4
Real estate
Consumer mortgages	13,636	17,833	525	13,987	14,707	23	41
Home equity	1,780	1,924	32	2,012	1,890	3	6
Agricultural	3,758	4,355	116	4,153	4,542	1	5
Commercial and industrial-owner occupied	12,471	15,268	1,268	12,708	14,659	35	72
Construction, acquisition and development	34,531	50,629	3,373	40,372	46,075	47	125
Commercial	35,525	49,718	2,367	40,103	45,445	67	154
All other	649	942	-	631	937	1	4
Total	$ 105,492	$ 144,408	$ 7,965	$ 117,621	$ 132,135	$ 180	$ 411

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 2,557	$ 4,169	$ -	$ 2,779	$ 12
Real estate
Consumer mortgages	11,307	15,464	-	11,762	77
Home equity	934	1,078	-	858	6
Agricultural	4,435	6,292	-	3,527	8
Commercial and industrial-owner occupied	13,018	16,551	-	12,674	123
Construction, acquisition and development	47,982	69,331	-	54,085	324
Commercial real estate	33,952	45,722	-	19,824	199
All other	1,544	2,165	-	848	9
Total	$ 115,729	$ 160,772	$ -	$ 106,357	$ 758

With an allowance:
Commercial and industrial	$ 2,288	$ 2,288	$ 1,241	$ 5,368	$ 38
Real estate
Consumer mortgages	3,800	3,914	1,103	10,323	88
Home equity	446	446	111	569	5
Agricultural	947	947	92	1,468	12
Commercial and industrial-owner occupied	3,702	4,737	864	9,977	65
Construction, acquisition and development	13,353	16,257	4,350	45,582	377
Commercial real estate	16,461	16,709	2,720	16,953	204
All other	2	2	60	324	3
Total	$ 40,999	$ 45,300	$ 10,541	$ 90,564	$ 792

Total:
Commercial and industrial	$ 4,845	$ 6,457	$ 1,241	$ 8,147	$ 50
Real estate
Consumer mortgages	15,107	19,378	1,103	22,085	165
Home equity	1,380	1,524	111	1,427	11
Agricultural	5,382	7,239	92	4,995	20
Commercial and industrial-owner occupied	16,720	21,288	864	22,651	188
Construction, acquisition and development	61,335	85,588	4,350	99,667	701
Commercial real estate	50,413	62,431	2,720	36,777	403
All other	1,546	2,167	60	1,172	12
Total	$ 156,728	$ 206,072	$ 10,541	$ 196,921	$ 1,550

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type as of and for the three months and six months ended June 30, 2013 and as of and for the year ended December 31, 2012:

	June 30, 2013
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Six months	Three months	Six months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	June 30,	June 30,	June 30,	June 30,
	Loans	Loans	Losses	2013	2013	2013	2013

	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	5,135	8,360	-	6,074	6,610	9	20
Recreation and all other loans	761	806	-	818	934	-	1
Commercial construction	2,737	3,075	-	2,877	3,042	-	1
Commercial acquisition and development	10,902	12,281	-	10,673	11,185	16	31
Residential acquisition and development	10,218	20,303	-	11,230	15,341	4	30
Total	$ 29,753	$ 44,825	$ -	$ 31,672	$ 37,112	$ 29	$ 83

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	328	328	93	660	581	3	3
Recreation and all other loans	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	772	-	9
Commercial acquisition and development	1,206	1,206	225	1,427	1,381	4	5
Residential acquisition and development	3,244	4,270	3,055	6,613	6,229	11	25
Total	$ 4,778	$ 5,804	$ 3,373	$ 8,700	$ 8,963	$ 18	$ 42

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	5,463	8,688	93	6,734	7,191	12	23
Recreation and all other loans	761	806	-	818	934	-	1
Commercial construction	2,737	3,075	-	2,877	3,814	-	10
Commercial acquisition and development	12,108	13,487	225	12,100	12,566	20	36
Residential acquisition and development	13,462	24,573	3,055	17,843	21,570	15	55
Total	$ 34,531	$ 50,629	$ 3,373	$ 40,372	$ 46,075	$ 47	$ 125

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	8,475	13,586	-	8,070	53
Recreation and all other loans	1,117	1,335	-	623	5
Commercial construction	5,714	6,646	-	3,585	51
Commercial acquisition and development	13,753	15,786	-	12,145	63
Residential acquisition and development	18,923	31,978	-	29,662	152
Total	$ 47,982	$ 69,331	$ -	$ 54,085	$ 324

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,130	1,475	290	4,094	29
Recreation and all other loans	-	-	-	69	-
Commercial construction	-	-	-	1,255	15
Commercial acquisition and development	1,711	1,960	563	9,206	74
Residential acquisition and development	10,512	12,822	3,497	30,958	259
Total	$ 13,353	$ 16,257	$ 4,350	$ 45,582	$ 377

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	9,605	15,061	290	12,164	82
Recreation and all other loans	1,117	1,335	-	692	5
Commercial construction	5,714	6,646	-	4,840	66
Commercial acquisition and development	15,464	17,746	563	21,351	137
Residential acquisition and development	29,435	44,800	3,497	60,620	411
Total	$ 61,335	$ 85,588	$ 4,350	$ 99,667	$ 701

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at June 30, 2013 and December 31, 2012 was $105.5 million and $156.7 million, respectively.  At June 30, 2013 and December 31, 2012, $29.0 million and $41.0 million, respectively, of those impaired loans had a valuation allowance of $8.0 million and $10.5 million, respectively.  The remaining balance of impaired loans of $76.5 million and $115.7 million at June 30, 2013 and December 31, 2012, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $27.7 million and $47.3 million at June 30, 2013 and December 31, 2012, respectively.  The average recorded investment in impaired loans was $117.6 million and $132.1 million for the three months and six months ended June 30, 2013, respectively, and $196.9 million for the year ended December 31, 2012.

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

	June 30,		December 31,
	2013	2012	2012

	(In thousands)

Non-accrual loans and leases	$ 149,542	$ 240,246	$ 207,241
Loans and leases 90 days or more past due, still accruing	1,440	1,632	1,210
Restructured loans and leases still accruing	16,953	25,071	25,099
Total non-performing loans and leases	$ 167,935	$ 266,949	$ 233,550

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At June 30, 2013, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	June 30,		December 31,
	2013	2012	2012

	(In thousands)
Commercial and industrial	$ 6,225	$ 13,156	$ 9,311
Real estate
Consumer mortgages	34,226	35,660	36,133
Home equity	3,862	2,995	3,497
Agricultural	5,007	8,390	7,587
Commercial and industrial-owner occupied	17,084	26,957	20,910
Construction, acquisition and development	39,315	104,283	66,635
Commercial real estate	40,940	44,359	57,656
Credit cards	398	364	415
All other	2,485	4,082	5,097
Total	$ 149,542	$ 240,246	$ 207,241

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the second quarter of 2013, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended June 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 36	$ 37
Real estate
Consumer mortgages	6	781	780
Commercial and industrial-owner occupied	2	555	551
Construction, acquisition and development	12	2,568	2,546
Total	21	$ 3,940	$ 3,914

	Six months ended June 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	2	$ 83	$ 84
Real estate
Consumer mortgages	6	781	780
Home equity	1	15	15
Commercial and industrial-owner occupied	5	1,128	1,127
Construction, acquisition and development	12	2,568	2,546
Commercial	1	168	167
Total	27	$ 4,743	$ 4,719

	Year ended December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 1,686	$ 1,348
Real estate
Consumer mortgages	38	9,875	9,109
Agricultural	2	853	861
Commercial and industrial-owner occupied	30	14,367	13,741
Construction, acquisition and development	37	21,583	21,159
Commercial	12	8,159	8,132
All other	9	1,855	1,692
Total	136	$ 58,378	$ 56,042

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated). No such payment defaults occurred during the three months ended June 30, 2013.

	Six months ended June 30, 2013
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	5	451
Commercial and industrial-owner occupied	3	265
Construction, acquisition and development	2	1,523
Commercial	3	3,534
All other	1	1
Total	17	$ 5,903

	Year ended December 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$ 179
Real estate
Consumer mortgages	18	2,096
Agricultural	1	170
Commercial and industrial-owner occupied	11	2,659
Construction, acquisition and development	21	5,503
Commercial real estate	4	2,525
All other	1	7
Total	58	$ 13,139

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Six months ended
	June 30, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 23,286	$ (2,946)	$ 1,336	$ 2,316	$ 23,992
Real estate
Consumer mortgages	35,966	(4,728)	1,816	2,179	35,233
Home equity	6,005	(803)	444	549	6,195
Agricultural	3,301	(329)	133	119	3,224
Commercial and industrial-owner occupied	20,178	(1,130)	1,693	(4)	20,737
Construction, acquisition and development	21,905	(3,234)	1,246	(298)	19,619
Commercial real estate	40,081	(6,861)	3,973	(701)	36,492
Credit cards	3,611	(1,007)	332	692	3,628
All other	10,133	(954)	600	2,148	11,927
Total	$ 164,466	$ (21,992)	$ 11,573	$ 7,000	$ 161,047

	Year ended
	December 31, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 20,724	$ (12,362)	$ 7,096	$ 7,828	$ 23,286
Real estate
Consumer mortgages	36,529	(13,122)	1,836	10,723	35,966
Home equity	8,630	(2,721)	496	(400)	6,005
Agricultural	3,921	(1,240)	126	494	3,301
Commercial and industrial-owner occupied	21,929	(9,015)	2,696	4,568	20,178
Construction, acquisition and development	45,562	(33,085)	8,407	1,021	21,905
Commercial real estate	39,444	(12,728)	8,538	4,827	40,081
Credit cards	4,021	(2,221)	527	1,284	3,611
All other	14,358	(2,904)	1,024	(2,345)	10,133
Total	$ 195,118	$ (89,398)	$ 30,746	$ 28,000	$ 164,466

	Six months ended
	June 30, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 20,724	$ (5,854)	$ 2,582	$ 8,363	$ 25,815
Real estate
Consumer mortgage	36,529	(7,034)	761	4,175	34,431
Home equity	8,630	(1,387)	393	(300)	7,336
Agricultural	3,921	(482)	63	(243)	3,259
Commercial and industrial-owner occupied	21,929	(6,600)	1,865	165	17,359
Construction, acquisition and development	45,562	(20,954)	4,110	4,037	32,755
Commercial real estate	39,444	(6,069)	4,887	(1,096)	37,166
Credit cards	4,021	(1,150)	239	49	3,159
All other	14,358	(1,196)	555	850	14,567
Total	$ 195,118	$ (50,726)	$ 15,455	$ 16,000	$ 175,847

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	June 30, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 3,142	$ 284	$ 23,708	$ 23,992
Real estate
Consumer mortgages	13,636	525	34,708	35,233
Home equity	1,780	32	6,163	6,195
Agricultural	3,758	116	3,108	3,224
Commercial and industrial-owner occupied	12,471	1,268	19,469	20,737
Construction, acquisition and development	34,531	3,373	16,246	19,619
Commercial real estate	35,525	2,367	34,125	36,492
Credit cards	-	-	3,628	3,628
All other	649	-	11,927	11,927
Total	$ 105,492	$ 7,965	$ 153,082	$ 161,047

	December 31, 2012
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 4,845	$ 1,241	$ 22,045	$ 23,286
Real estate
Consumer mortgages	15,107	1,103	34,863	35,966
Home equity	1,380	111	5,894	6,005
Agricultural	5,382	92	3,209	3,301
Commercial and industrial-owner occupied	16,720	864	19,314	20,178
Construction, acquisition and development	61,335	4,350	17,555	21,905
Commercial real estate	50,413	2,720	37,361	40,081
Credit cards	-	-	3,611	3,611
All other	1,546	60	10,073	10,133
Total	$ 156,728	$ 10,541	$ 153,925	$ 164,466

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the periods indicated:

	Six months ended		Year ended
	June 30,		December 31,
	2013	2012	2012

	(In thousands)
Balance at beginning of period	$ 103,248	$ 173,805	$ 173,805
Additions to foreclosed properties
New foreclosed properties	11,861	17,670	32,389
Reductions in foreclosed properties
Sales	(23,452)	(37,936)	(81,220)
Writedowns	(3,219)	(9,924)	(21,726)
Balance at end of period	$ 88,438	$ 143,615	$ 103,248

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	June 30, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 242	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 242
Real estate
Consumer mortgages	1,072	799	2,205	-	776	185	461	103	5,601
Home equity	-	-	166	-	-	169	-	-	335
Agricultural	875	-	-	-	1,112	2,215	-	-	4,202
Commercial and industrial-owner occupied	238	110	826	-	1,845	-	242	-	3,261
Construction, acquisition and development	13,147	1,238	12,773	157	33,456	7,839	78	234	68,922
Commercial real estate	358	314	128	2,475	1,648	145	135	-	5,203
All other	-	10	307	94	125	13	91	32	672
Total	$ 15,932	$ 2,471	$ 16,405	$ 2,726	$ 38,962	$ 10,566	$ 1,007	$ 369	$ 88,438

* Excludes the Greater Memphis Area.

	December 31, 2012
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 395	$ -	$ 106	$ -	$ -	$ -	$ -	$ -	$ 501
Real estate
Consumer mortgages	1,714	173	2,220	-	961	624	760	3,665	10,117
Home equity	-	-	-	-	-	-	-	-	-
Agricultural	856	-	99	-	1,089	2,169	212	-	4,425
Commercial and industrial-owner occupied	155	146	1,602	-	2,630	66	146	-	4,745
Construction, acquisition and development	13,610	1,430	15,659	734	35,717	9,535	1,844	448	78,977
Commercial real estate	478	1,420	3	263	819	76	176	-	3,235
All other	46	16	227	92	734	12	89	32	1,248
Total	$ 17,254	$ 3,185	$ 19,916	$ 1,089	$ 41,950	$ 12,482	$ 3,227	$ 4,145	$ 103,248
* Excludes the Greater Memphis Area.

	June 30, 2012
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 564	$ 212	$ -	$ -	$ 814	$ -	$ -	$ -	$ 1,590
Real estate
Consumer mortgages	2,457	469	2,612	-	2,334	1,402	188	2,470	11,932
Home equity	-	-	220	-	-	-	-	-	220
Agricultural	894	-	-	-	1,154	2,352	-	-	4,400
Commercial and industrial-owner occupied	554	448	2,337	76	1,814	163	149	246	5,787
Construction, acquisition and development	18,459	2,042	19,152	1,395	45,532	15,775	2,215	737	105,307
Commercial real estate	784	1,677	2,281	304	7,425	-	231	-	12,702
All other	47	60	243	116	1,177	-	2	32	1,677
Total	$ 23,759	$ 4,908	$ 26,845	$ 1,891	$ 60,250	$ 19,692	$ 2,785	$ 3,485	$ 143,615
* Excludes the Greater Memphis Area.

            The Company incurred total foreclosed property expenses of $3.2 million and $10.2 million for the three months ended June 30, 2013 and 2012, respectively.  Realized net gains/losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.0 million and $7.6 million for the three months ended June 30, 2013 and 2012, respectively.  The Company incurred total foreclosed property expenses of $5.6 million and $18.6 million for the six months ended June 30, 2013 and 2012, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $3.2 million and $13.4 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,575,837	$ 13,082	$ 7,349	$ 1,581,570
Government agency issued residential
mortgage-backed securities	288,345	5,584	1,342	292,586
Government agency issued commercial
mortgage-backed securities	237,961	2,153	12,733	227,381
Obligations of states and political subdivisions	520,067	17,245	1,975	535,337
Other	7,064	1,001	-	8,065
Total	$ 2,629,274	$ 39,065	$ 23,399	$ 2,644,939

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,380,979	$ 21,081	$ 64	$ 1,401,996
Government agency issued residential
mortgage-backed securities	358,677	8,457	259	366,875
Government agency issued commercial
mortgage-backed securities	87,314	4,266	135	91,445
Obligations of states and political subdivisions	531,940	34,049	116	565,873
Other	7,052	791	-	7,843
Total	$ 2,365,962	$ 68,644	$ 574	$ 2,434,032

Gross gains of approximately $36,000 and gross losses of approximately $14,000 were recognized on available-for-sale securities during the first six months of 2013, while gross gains of approximately $271,000 and gross losses of approximately $20,000 were recognized during the first six months of 2012.

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2013 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	June 30, 2013
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 526,299	$ 530,052	1.68%
Maturing after one year through five years	1,188,888	1,193,864	1.34
Maturing after five years through ten years	450,391	444,938	3.39
Maturing after ten years	463,696	476,085	4.11
Total	$ 2,629,274	$ 2,644,939

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 460,267	$ 7,349	$ -	$ -	$ 460,267	$ 7,349
Government agency issued residential
mortgage-backed securities	52,219	1,195	5,534	147	57,753	1,342
Government agency issued commercial
mortgage-backed securities	184,220	12,733	-	-	184,220	12,733
Obligations of states and
political subdivisions	86,949	1,939	545	36	87,494	1,975
Other	-	-	-	-	-	-
Total	$ 783,655	$ 23,216	$ 6,079	$ 183	$ 789,734	$ 23,399

	December 31, 2012
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 47,395	$ 64	$ -	$ -	$ 47,395	$ 64
Government agency issued residential
mortgage-backed securities	55,939	145	2,839	114	58,778	259
Government agency issued commercial
mortgage-backed securities	26,239	135	-	-	26,239	135
Obligations of states and
political subdivisions	9,247	73	313	43	9,560	116
Other	-	-	-	-	-	-
Total	$ 138,820	$ 417	$ 3,152	$ 157	$ 141,972	$ 574

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first six months of 2013.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 1.7 million and 1.9 million shares of Company common stock with a weighted average exercise price of $23.41 and $23.39  per share for the three months and six months ended June 30, 2013, respectively, were excluded from diluted shares.  Antidilutive other equity awards of approximately 4,000 and 2,000 shares of Company common stock for both the three months and six months ended June 30, 2013, respectively, were also excluded from diluted shares.  Weighted-average antidilutive stock options to purchase 2.8 million and 3.0 million shares of Company common stock with a weighted average exercise price of $20.51 and $20.70 per share for the three months and six months ended June 30, 2012, respectively, were excluded from diluted shares. There were no antidilutive other equity awards for the three months and six months ended June 30, 2012.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended June 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 20,755	95,177	$ 0.22	$ 20,624	94,436	$ 0.22
Effect of dilutive share-
based awards	-	229		-	105

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 20,755	95,406	$ 0.22	$ 20,624	94,541	$ 0.22

	Six months ended June 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 41,560	94,886	$ 0.44	$ 43,490	93,082	$ 0.47
Effect of dilutive share-
based awards	-	195		-	74

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 41,560	95,081	$ 0.44	$ 43,490	93,156	$ 0.47

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

The following tables present the components of other comprehensive income (loss) and the related tax effects allocated to each component for the periods indicated:

	Three months ended June 30,
	2013			2012
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising during
holding period	$ (43,810)	$ 16,773	$ (27,037)	$ 8,404	$ (3,219)	$ 5,185
Reclassification adjustment for
net gains realized in net income (1)	(3)	1	(2)	(177)	68	(109)
Recognized employee benefit plan
net periodic benefit cost (2)	1,337	(511)	826	1,192	(798)	394
Other comprehensive (loss) income	$ (42,476)	$ 16,263	$ (26,213)	$ 9,419	$ (3,949)	$ 5,470
Net income			20,755			20,624
Comprehensive (loss) income			$ (5,458)			$ 26,094

	Six months ended June 30,
	2013			2012
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising
during holding period	$ (52,381)	$ 20,056	$ (32,325)	$ 3,698	$ (1,420)	$ 2,278
Reclassification adjustment for
net gains realized in net income (1)	(22)	8	(14)	(251)	96	(155)
Recognized employee benefit plan
net periodic benefit cost (2)	2,674	(1,022)	1,652	2,384	(912)	1,472
Other comprehensive (loss) income	$ (49,729)	$ 19,042	$ (30,687)	$ 5,831	$ (2,236)	$ 3,595
Net income			41,560			43,490
Comprehensive income			$ 10,873			$ 47,085

(1)  Reclassification adjustments for net gains on available-for-sale securities are reported as net security gains on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the six months ended June 30, 2013 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2012	$ 217,618	$ 57,555	$ 275,173
Goodwill recorded during the period	-	-	-
Purchase accounting adjustments	-	-	-
Balance as of June 30, 2013	$ 217,618	$ 57,555	$ 275,173

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first six months of 2013 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	June 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 21,975	$ 27,801	$ 21,674
Customer relationship intangibles	36,239	27,187	36,239	26,098
Non-solicitation intangibles	525	226	525	151
Total	$ 64,565	$ 49,388	$ 64,565	$ 47,923

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 144	$ 242	$ 301	$ 476
Customer relationship intangibles	540	511	1,089	1,009
Non-solicitation intangibles	38	9	75	19
Total	$ 722	$ 762	$ 1,465	$ 1,504

The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2013 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2013	$ 582	$ 2,101	$ 150	$ 2,833
For year ending December 31, 2014	526	1,820	150	2,496
For year ending December 31, 2015	487	1,497	75	2,059
For year ending December 31, 2016	451	1,161	-	1,612
For year ending December 31, 2017	419	992	-	1,411

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

	(In thousands)
Service cost	$ 2,684	$ 2,592	$ 5,368	$ 5,184
Interest cost	2,053	2,072	4,106	4,144
Expected return on assets	(2,743)	(2,012)	(5,486)	(5,682)
Amortization of unrecognized transition amount	5	5	10	10
Recognized prior service cost	(192)	(192)	(384)	(384)
Recognized net loss	1,524	1,379	3,048	2,758
Net periodic benefit costs	$ 3,331	$ 3,844	$ 6,662	$ 6,030

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

In June 2011, the FASB issued an ASU regarding the presentation of comprehensive income.  This ASU amends existing guidance and eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  This ASU requires that comprehensive income be presented in either a single continuous statement or in two separate but consecutive statements.  This ASU is effective for interim and annual periods beginning on or after December 15, 2011.    The adoption of this ASU changed the manner in which the Company’s other comprehensive income is disclosed and did not have an impact on the financial position and results of operations of the Company.

In September 2011, the FASB issued an ASU regarding goodwill impairment.  This ASU gives companies the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not have an impact on the financial position and results of operations of the Company.

In July 2012, the FASB issued an ASU regarding indefinite-lived intangible assets impairment.  This ASU permits companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test on that asset.  This ASU is effective for interim and annual periods beginning after September 15, 2012.  This ASU did not have an impact on the financial position and results of operations of the Company.

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

Results of operations and selected financial information by operating segment for the three-month and six-month periods ended June 30, 2013 and 2012 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended June 30, 2013:
Results of Operations
Net interest revenue	$ 92,725	$ 40	$ 5,448	$ 98,213
Provision for credit losses	2,139	-	861	3,000
Net interest revenue after provision for credit losses	90,586	40	4,587	95,213
Noninterest revenue	26,720	25,793	23,596	76,109
Noninterest expense	76,557	21,991	43,703	142,251
Income (loss) before income taxes	40,749	3,842	(15,520)	29,071
Income tax expense (benefit)	13,447	1,542	(6,673)	8,316
Net income (loss)	$ 27,302	$ 2,300	$ (8,847)	$ 20,755
Selected Financial Information
Total assets at end of period	$ 9,928,278	$ 194,050	$ 3,095,377	$ 13,217,705
Depreciation and amortization	5,726	884	717	7,327

Three months ended June 30, 2012:
Results of Operations
Net interest revenue	$ 98,408	$ 76	$ 6,257	$ 104,741
Provision for credit losses	4,288	-	1,712	6,000
Net interest revenue after provision for credit losses	94,120	76	4,545	98,741
Noninterest revenue	27,546	22,905	16,017	66,468
Noninterest expense	81,863	19,463	35,180	136,506
Income (loss) before income taxes	39,803	3,518	(14,618)	28,703
Income tax expense (benefit)	12,666	1,404	(5,991)	8,079
Net income (loss)	$ 27,137	$ 2,114	$ (8,627)	$ 20,624
Selected Financial Information
Total assets at end of period	$ 9,986,180	$ 179,106	$ 2,982,532	$ 13,147,818
Depreciation and amortization	5,892	842	719	7,453

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Six months ended June 30, 2013
Results of Operations
Net interest revenue	$ 184,969	$ 90	$ 11,232	$ 196,291
Provision for credit losses	6,240	-	760	7,000
Net interest revenue after provision for credit losses	178,729	90	10,472	189,291
Noninterest revenue	53,227	52,323	41,877	147,427
Noninterest expense	167,762	43,398	66,462	277,622
Income (loss) before income taxes	64,194	9,015	(14,113)	59,096
Income tax expense (benefit)	21,197	3,619	(7,280)	17,536
Net income (loss)	$ 42,997	$ 5,396	$ (6,833)	$ 41,560
Selected Financial Information
Total assets at end of period	$ 9,928,278	$ 194,050	$ 3,095,377	$ 13,217,705
Depreciation and amortization	11,516	1,778	1,487	14,781

Six months ended June 30, 2012
Results of Operations
Net interest revenue	$ 197,739	$ 149	$ 12,463	$ 210,351
Provision for credit losses	14,516	-	1,484	16,000
Net interest revenue after provision for credit losses	183,223	149	10,979	194,351
Noninterest revenue	56,710	46,055	36,063	138,828
Noninterest expense	178,564	38,161	55,461	272,186
Income (loss) before income taxes	61,369	8,043	(8,419)	60,993
Income tax expense (benefit)	18,909	3,223	(4,629)	17,503
Net income (loss)	$ 42,460	$ 4,820	$ (3,790)	$ 43,490
Selected Financial Information
Total assets at end of period	$ 9,986,180	$ 179,106	$ 2,982,532	$ 13,147,818
Depreciation and amortization	11,862	1,716	1,466	15,044

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

	June 30,		December 31,
	2013	2012	2012

	(Dollars in thousands)
Unpaid principal balance	$ 5,393,580	$ 4,600,799	$ 5,058,912
Weighted-average prepayment speed (CPR)	12.4	19.2	17.1
Discount rate (annual percentage)	10.8	10.3	10.8
Weighted-average coupon interest rate (percentage)	4.2	4.7	4.4
Weighted-average remaining maturity (months)	307.0	309.0	307.0
Weighted-average servicing fee (basis points)	26.7	27.6	27.1

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2013	2012

	(In thousands)
Fair value as of January 1	$ 37,882	$ 30,174
Additions:
Origination of servicing assets	8,280	7,601
Changes in fair value:
Due to payoffs/paydowns	(3,444)	(3,463)
Due to change in valuation inputs or assumptions
used in the valuation model	6,289	(140)
Other changes in fair value	(6)	(5)
Fair value as of June 30	$ 49,001	$ 34,167

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.6 million and $3.2 million and late and other ancillary fees of approximately  $310,000 and $323,000 for the three months ended June 30, 2013 and 2012, respectively.    The Company recorded contractual servicing fees of $7.1 million and $6.3 million and late and other ancillary fees of approximately $670,000 and $685,000 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At June 30, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $298.6 million with a carrying value and fair value reflecting a gain of $7.0 million.  At June 30, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $221.7 million with a carrying value and fair value reflecting a loss of $1.5 million.  At June 30, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $173.7 million with a carrying value and fair value reflecting a gain of approximately $292,000.  At June 30, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $246.8 million with a carrying value and fair value reflecting a gain of $5.0 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of June 30, 2013, the notional amount of customer related derivative financial instruments was $465.0 million with an average maturity of 57 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of June 30, 2012, the notional amount of customer related derivative financial instruments was $481.2 million with an average maturity of 59 months, an average interest receive rate of 2.6% and an average interest pay rate of 5.9%.

Certain financial instruments such as derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Bank’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association  master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis.  Nonetheless, the Bank does not generally offset such financial instruments for financial reporting purposes.

The following table presents components of financial instruments eligible for offsetting for the periods indicated:

	June 30, 2013
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 8,423	$ -	$ 8,423	$ -	$ -	$ 8,423
Loan/lease interest rate swaps	35,345	-	35,345	-	-	35,345
Total financial assets	$ 43,768	$ -	$ 43,768	$ -	$ -	$ 43,768

Financial liabilities:
Derivatives:
Forward commitments	$ 1,129	$ -	$ 1,129	$ -	$ -	$ 1,129
Loan/lease interest rate swaps	35,345	-	35,345	-	(35,345)	-
Repurchase arrangements	382,871	-	382,871	(382,871)	-	-
Total financial liabilities	$ 419,345	$ -	$ 419,345	$ (382,871)	$ (35,345)	$ 1,129

	December 31, 2012
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 4,168	$ -	$ 4,168	$ -	$ -	$ 4,168
Loan/lease interest rate swaps	52,154	-	52,154	-	-	52,154
Total financial assets	$ 56,322	$ -	$ 56,322	$ -	$ -	$ 56,322

Financial liabilities:
Derivatives:
Forward commitments	$ 622	$ -	$ 622	$ -	$ -	$ 622
Loan/lease interest rate swaps	52,154	-	52,154	-	(52,154)	-
Repurchase arrangements	414,611	-	414,611	(414,611)	-	-
Total financial liabilities	$ 467,387	$ -	$ 467,387	$ (414,611)	$ (52,154)	$ 622

	June 30, 2012
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 4,975	$ -	$ 4,975	$ -	$ -	$ 4,975
Loan/lease interest rate swaps	55,093	-	55,093	-	-	55,093
Total financial assets	$ 60,068	$ -	$ 60,068	$ -	$ -	$ 60,068

Financial liabilities:
Derivatives:
Forward commitments	$ 1,474	$ -	$ 1,474	$ -	$ -	$ 1,474
Loan/lease interest rate swaps	55,093	-	55,093	-	(55,093)	-
Repurchase arrangements	361,990	-	361,990	(361,990)	-	-
Total financial liabilities	$ 418,557	$ -	$ 418,557	$ (361,990)	$ (55,093)	$ 1,474

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.55% to 3.7%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,581,570	$ -	$ 1,581,570
Government agency issued residential
mortgage-backed securities	-	292,586	-	292,586
Government agency issued commercial
mortgage-backed securities	-	227,381	-	227,381
Obligations of states and
political subdivisions	-	535,337	-	535,337
Other	955	7,110	-	8,065
Mortgage servicing rights	-	-	49,001	49,001
Derivative instruments	-	-	43,337	43,337
Total	$ 955	$ 2,643,984	$ 92,338	$ 2,737,277
Liabilities:
Derivative instruments	$ -	$ -	$ 36,474	$ 36,474

	June 30, 2012
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,481,060	$ -	$ 1,481,060
Government agency issued residential
mortgage-backed securities	-	360,489	-	360,489
Government agency issued commercial
mortgage-backed securities	-	35,895	-	35,895
Obligations of states and
political subdivisions	-	577,629	-	577,629
Other	673	7,085	-	7,758
Mortgage servicing rights	-	-	34,167	34,167
Derivative instruments	-	-	59,389	59,389
Total	$ 673	$ 2,462,158	$ 93,556	$ 2,556,387
Liabilities:
Derivative instruments	$ -	$ -	$ 56,567	$ 56,567

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six-month periods ended June 30, 2013 and 2012:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Year to date net gains included in:
Net income	2,839	3,952	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	8,280	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2013	$ 49,001	$ 6,863	$ -
Net unrealized gains included in net income for the
quarter relating to assets and liabilities held at June 30, 2013	$ 5,252	$ 4,722	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2011	$ 30,174	$ 342	$ -
Year to date net gains included in:
Net income (loss)	(3,608)	2,480	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	7,601	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at June 30, 2012	$ 34,167	$ 2,822	$ -
Net unrealized gains (losses) included in net income for the
quarter relating to assets and liabilities held at June 30, 2012	$ (3,837)	$ 973	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 and 2012:

	June 30, 2013
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 111,574	$ -	$ 111,574	$ -
Impaired loans	-	-	105,492	105,492	(7,965)
Other real estate owned	-	-	88,438	88,438	(24,073)

	June 30, 2012
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 108,134	$ -	$ 108,134	$ -
Impaired loans	-	-	200,377	200,377	(23,939)
Other real estate owned	-	-	143,615	143,615	(26,411)

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

The following table presents carrying and fair value information of financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 268,647	$ 268,647	$ 223,814	$ 223,814
Interest bearing deposits with other banks	526,608	526,608	979,800	979,800
Available-for-sale securities	2,644,939	2,644,939	2,434,032	2,434,032
Net loans and leases	8,517,667	8,483,995	8,472,523	8,546,810
Loans held for sale	111,574	111,669	129,138	129,230

Liabilities:
Noninterest bearing deposits	2,610,768	2,610,768	2,545,169	2,545,169
Savings and interest bearing deposits	5,877,538	5,877,538	5,945,281	5,945,281
Other time deposits	2,473,312	2,502,088	2,597,696	2,634,099
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	382,871	382,208	414,611	414,399
Long-term debt and other borrowings	193,863	197,954	193,867	205,072

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	7,001	7,001	(536)	(536)
Commitments to fund fixed rate
mortgage loans	292	292	4,081	4,081
Interest rate swap position to receive	34,913	34,913	51,517	51,517
Interest rate swap position to pay	(35,345)	(35,345)	(52,154)	(52,154)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

	(In thousands)
Annuity fees	$ 543	$ 635	$ 1,026	$ 1,277
Brokerage commissions and fees	2,068	1,779	4,161	3,217
Bank-owned life insurance	2,008	1,812	3,895	4,425
Other miscellaneous income	3,393	3,438	7,677	7,815
Total other noninterest income	$ 8,012	$ 7,664	$ 16,759	$ 16,734

The following table details other noninterest expense for the three months and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

	(In thousands)
Advertising	$ 1,169	$ 902	$ 1,912	$ 1,743
Foreclosed property expense	3,245	10,212	5,599	18,621
Telecommunications	2,184	2,023	4,283	4,229
Public relations	1,175	1,355	2,180	2,821
Data processing	2,783	2,444	5,251	5,208
Computer software	2,146	1,786	4,109	3,589
Amortization of intangibles	722	762	1,465	1,504
Legal fees	3,896	981	13,262	3,197
Postage and shipping	1,074	1,033	2,209	2,288
Other miscellaneous expense	16,622	17,742	32,714	36,007
Total other noninterest expense	$ 35,016	$ 39,240	$ 72,984	$ 79,207

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

While the final outcome of any legal proceedings, including those disclosed below, is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $8.5 million accrued as of June 30, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon allegations that the defendants issued materially false and misleading statements regarding the Company’s business and financial results.  In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount,  equitable and/or injunctive relief, and attorney’s fees. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

NOTE 17 – CORRECTION OF IMMATERIAL ERROR

During the quarter ended March 31, 2013, the Company identified an immaterial error in its cash flow statements for prior periods.  The Company improperly reported losses on the sale and writedowns of OREO as Investing Activities instead of as a reconciling item within Operating Activities, as well as reported unsettled trade liabilities for investment purchases as Operating Activities instead of Investing Activities.  These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements for prior periods.  The Company has deemed these changes immaterial to its consolidated financial statement taken as a whole. Please see

BancorpSouth’s Form 10Q for the period ended March 31, 2013 for changes made in cash flow statements for the years ended December 31, 2012 and December 31, 2011, as well as the period ended March 31, 2012. The following table reflects the changes in the cash flow statements for the six months ended June 30, 2012:

	As Originally
	Reported	Adjustment	As Adjusted
Six months ended June 30, 2012	(In thousands)
Net cash provided by operating activities	$ 57,861	$ 13,664	71,525
Net cash provided by investing activities	174,350	(13,664)	160,686
Net cash provided by financing activities	95,987	-	95,987
Increase in cash and cash equivalents	328,198	-	328,198
Cash and cash equivalents at beginning of period	499,344	-	499,344
Cash and cash equivalents at end of period	$ 827,542	$ -	$ 827,542

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

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $13.2 billion in assets at June 30, 2013.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its consumer finance, insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2013 and 2012 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. While this impact was reflected in the credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 as reflected by decreases in the allowance for credit losses, net charge-offs, total NPLs and total non-performing assets (“NPAs”), when compared to 2011 and 2010.  The Company’s financial condition continued to improve during the first six months of 2013, as the allowance for credit losses, net charge-offs, total NPLs and total NPAs decreased at June 30, 2013 compared to December 31, 2012 and June 30, 2012.  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by this improvement in credit quality metrics at June 30, 2013 compared to December 31, 2012 and June 30, 2012.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The Company’s debit card revenue remains relatively stable for the comparable three-month and six-month periods.  During 2012, the Company’s debit card revenue decreased as a result of the Federal Reserve’s final rule implementing the Durbin Debt Interchange Amendment to the Dodd-Frank Act (the “Durbin Amendment”).  The Federal Reserve’s final rule implementing the Durbin Amendment has been challenged in court, including a recent lower court ruling adverse to the Federal Reserve’s implementation and the determination of the final rule.  The effect of this litigation, any appeals there from, if any, or any subsequent rule changes by the Federal Reserve are uncertain, but may impact debit card revenue in the future reporting periods.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$ 112,009	$ 123,204	$ 225,036	$ 248,579
Total interest expense	13,796	18,463	28,745	38,228
Net interest income	98,213	104,741	196,291	210,351
Provision for credit losses	3,000	6,000	7,000	16,000
Noninterest income	76,109	66,468	147,427	138,828
Noninterest expense	142,251	136,506	277,622	272,186
Income before income taxes	29,071	28,703	59,096	60,993
Income tax expense	8,316	8,079	17,536	17,503
Net income	$ 20,755	$ 20,624	$ 41,560	$ 43,490

Balance Sheet - Period-end balances:
Total assets	$ 13,217,705	$ 13,147,818	$ 13,217,705	$ 13,147,818
Total securities	2,644,939	2,462,831	2,644,939	2,462,831
Loans and leases, net of unearned income	8,678,714	8,732,395	8,678,714	8,732,395
Total deposits	10,961,618	10,956,337	10,961,618	10,956,337
Long-term debt	33,500	33,500	33,500	33,500
Total shareholders' equity	1,459,793	1,418,311	1,459,793	1,418,311

Balance Sheet-Average Balances:
Total assets	$ 13,146,040	$ 13,018,231	$ 13,195,345	$ 13,053,294
Total securities	2,616,274	2,520,932	2,568,609	2,514,437
Loans and leases, net of unearned income	8,588,673	8,735,225	8,584,524	8,763,383
Total deposits	10,938,489	10,908,919	11,014,317	10,976,435
Long-term debt	33,500	33,500	33,500	33,500
Total shareholders' equity	1,475,211	1,403,733	1,468,712	1,383,721

Common Share Data:
Basic earnings per share	$ 0.22	$ 0.22	$ 0.44	$ 0.47
Diluted earnings per share	0.22	0.22	0.44	0.47
Cash dividends per share	0.01	0.01	0.02	0.02
Book value per share	15.34	15.02	15.34	15.02
Tangible book value per share	12.28	11.99	12.28	11.99
Dividend payout ratio	4.59%	4.58%	4.59%	4.26%

Financial Ratios (Annualized):
Return on average assets	0.63%	0.64%	0.64%	0.67%
Return on average shareholders' equity	5.64	5.91	5.71	6.32
Total shareholders' equity to total assets	11.04	10.79	11.04	10.79
Tangible shareholders' equity to tangible assets	9.04	8.80	9.04	8.80
Net interest margin-fully taxable equivalent	3.36	3.65	3.37	3.65

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.21%	0.55%	0.24%	0.80%
Provision for credit losses to average loans and leases	0.14	0.27	0.16	0.37
Allowance for credit losses to net loans and leases	1.86	2.01	1.86	2.01
Allowance for credit losses to NPLs	95.90	65.87	95.90	65.87
Allowance for credit losses to NPAs	62.82	42.83	62.82	42.83
NPLs to net loans and leases	1.94	3.06	1.94	3.06
NPAs to net loans and leases	2.95	4.70	2.95	4.70

Captial Adequacy:
Tier 1 capital	14.21%	13.41%	14.21%	13.41%
Total capital	15.47	14.66	15.47	14.66
Tier 1 leverage capital	10.58	10.07	10.58	10.07

In addition to financial ratios based on measures defined by accounting principles generally accepted in the United States (“U.S. GAAP”), the Company utilizes tangible shareholders’ equity, tangible asset and tangible book value per share measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets.  Management believes the ratio of tangible shareholders’ equity to tangible assets to be important to investors who are interested in evaluating the adequacy of the Company’s capital levels.  Tangible book value per share is defined by the Company as tangible shareholders’ equity divided by total common shares outstanding.  Management believes that tangible book value per share is important to investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets.  The following table reconciles tangible shareholders’ equity,  tangible assets and tangible book value per share as presented above to U.S. GAAP financial measures as reflected in the Company’s unaudited consolidated financial statements:

	June 30,
	2013	2012

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 13,217,705	$ 13,147,818
Less: Goodwill	275,173	271,297
Other identifiable intangible assets	15,865	15,108
Total tangible assets	$ 12,926,667	$ 12,861,413

Tangible Shareholders' Equity
Total shareholders' equity	$ 1,459,793	$ 1,418,311
Less: Goodwill	275,173	271,297
Other identifiable intangible assets	15,865	15,108
Total tangible shareholders' equity	$ 1,168,755	$ 1,131,906

Total shares outstanding	95,190,797	94,436,377

Tangible shareholders' equity to tangible assets	9.04%	8.80%

Tangible book value per share	$ 12.28	$ 11.99

FINANCIAL HIGHLIGHTS

The Company reported net income of $20.8 million for the second quarter of 2013, compared to net income of $20.6 million for the same quarter of 2012.  For the first six months of 2013, the Company reported net income of $41.6 million compared to net income of $43.5 million for the first six months of 2012.  A factor contributing to the decrease in net income was the decrease in net interest income, as net interest revenue was $98.2 million for the second quarter of 2013, compared to $104.7 million for the second quarter of 2012 and was $196.3 million for the first six months of 2013 compared to $210.4 million for the first six months of 2012.  The decrease in net interest revenue was partially offset by the decrease in the provision for credit losses, as the provision in the second quarter of 2013 was $3.0 million, compared to a provision of $6.0 million for the second quarter of 2012.  The provision was $7.0 million for the first six months of 2013 compared to $16.0 million for the first six months of 2012.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first six months of 2013, as NPLs decreased from $233.6 million at December 31, 2012 to $167.9 million at June 30, 2013.  Net charge-offs decreased to $4.6 million, or 0.21% of average loans and leases, during the second quarter of 2013, compared to $11.9 million, or 0.55% of average loans and leases, during the second quarter of 2012 and decreased to $10.4 million, or 0.24% of average loans and leases, for the first six months of 2013 compared to $35.3 million, or 0.80% of average loans and leases, for the first six months of 2012.

The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Prior to 2012, many of these loans had become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  During 2012 and the first six months of 2013, the Company continued its focus on improving credit quality and reducing NPLs especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans by $27.3 million to $39.3 million at June 30, 2013 from $66.6 million at December 31, 2012 and a decrease of $65.0 million from $104.3 million at June 30, 2012.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $98.2 million for the second quarter of 2013, a decrease of $6.5 million, or 6.2%, from $104.7 million for the second quarter of 2012.  Net interest revenue was $196.3 million for the first six months of 2013, a decrease of $14.1 million, or 6.7%, from $210.4 million for the first six months of 2012.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The decrease in net interest revenue for the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 was a result of the decrease in interest revenue that resulted from the declining interest rate environment combined with the low loan demand and loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity.

Interest revenue decreased $11.2 million, or 9.1%, in the second quarter of 2013 compared to the second quarter of 2012 and decreased $23.5 million, or 9.5%, for the first six months of 2013 compared to the first six months of 2012.  While loan demand has been weak, the Company has managed to replace some loan runoff with new loan production, primarily in its Alabama, Greater Memphis Area, Texas and Louisiana markets.  The decrease in interest revenue was somewhat offset by the decrease in interest expense, as the Company experienced an increase in lower rate savings deposits and noninterest demand deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $4.7 million, or 25.3%, in the second quarter of 2013 compared to the second quarter of 2012 and a decrease of $9.5 million, or 24.8%, for the first six months of 2013 compared to the first six months of 2012.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue increased $9.6 million, or 14.5%, for the second quarter of 2013 compared to the second quarter of 2012 and increased $8.6 million, or 6.2%, for the first six months of 2013 compared to the first six months of 2012.  One of the primary contributors to the increase in noninterest revenue for these periods was the increase in mortgage lending revenue to $17.9 million for the second quarter of 2013 compared to $11.0 million for the second quarter of 2012 and to $30.2 million for the first six months of 2013 compared to $26.2 million for the first six months of 2012.  The increase in mortgage lending revenue for these periods was primarily related to the change in fair value of MSRs which increased due to the increase in interest rates.  The fair value of MSRs increased $5.3 million during the second quarter of 2013 compared to a decrease of $3.8 million during the second quarter of 2012 and increased $6.3  million for the first six months of 2013 compared to a decrease of approximately $140,000 for the first six months of 2012.   Mortgage origination volume remained relatively stable, decreasing 2.0% to $435.0 million for the second quarter of 2013 compared to $444.1 million for the second quarter of 2012 and increasing 2.6% to $860.8 million for the first six months of 2013 compared to $839.2 million for the first six months of 2012.

Also contributing to the increase in noninterest revenue was the increase in insurance commissions, which  increased 12.6% to $25.9 million for the second quarter of 2013 compared to $23.0 million for the second quarter of 2012 and increased 13.9% to $52.5 million for the first six months of 2013 compared to $46.1 million for the first six months of 2012.  The increase in insurance commissions was primarily a result of new policies written and growth from existing customers.  The increase in noninterest revenue was partially offset by the decrease of 6.4% in service charges to $12.8 million in the second quarter of 2013 from $13.7 million in the second quarter of 2012 and the decrease of 11.0% to $25.7 million for the first six months of 2013 compared to $28.8 million for the first six months of 2012.  There were no significant non-recurring noninterest revenue items during the first six months of 2013 or 2012.

Total noninterest expense increased 4.2% to $142.3 million for the second quarter of 2013 compared to $136.5 million for the second quarter of 2013 and increased 2.0% to $277.6 million for the first six months of 2013 compared to $272.2 million for the first six months of 2012.  Salaries and employee benefits expense increased to $78.3 million for the second quarter of 2013 compared to $77.7 million for the second quarter of 2012 and increased to $157.7 million for the first six months of 2013 compared to $152.6 million for the first six months of 2012.  The increase in salaries and employee benefits for these periods was primarily related to increases in employee benefits and commissions during the second quarter of 2013 compared to the same period of 2012.  Additionally,  a pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded during 2012.   Legal expense increased to $3.9 million in the second quarter of 2013 from approximately $981,000 in the second quarter of 2012 and increased to $13.3 million for the first six months of 2013 compared to $3.2 million for the first six months of 2012.  The increase in legal expense was primarily a result of a charge of $7.8 million to legal expense that was recorded to increase the litigation accrual related to various legal matters.

The increase in noninterest expense was somewhat offset by the decrease in foreclosed property expense.  Foreclosed property expense decreased 68.0% to $3.2 million for the second quarter of 2013 compared to $10.2 million for the second quarter of 2012 and decreased 69.9% to $5.6 million for the first six months of 2013 compared to $18.6 million for the first six months of 2012.  Foreclosed property expense decreased primarily as a result of the Company experiencing lower losses on the sale and smaller writedowns of OREO.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail in the various sections below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 8,588.7	$ 99.3	4.64%	$ 8,735.2	$ 108.6	5.03%
Loans held for sale	89.5	0.7	3.07%	77.7	0.7	3.55%
Available-for-sale securities:
Taxable (3)	2,175.5	8.4	1.55%	2,068.7	10.3	2.00%
Non-taxable (4)	440.7	6.0	5.47%	452.2	6.5	5.76%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	765.8	0.5	0.25%	574.6	0.3	0.27%
Total interest earning
assets and revenue	12,060.2	114.9	3.82%	11,908.4	126.4	4.27%
Other assets	1,249.1			1,295.0
Less: Allowance for credit losses	(163.3)			(185.2)
Total	$ 13,146.0			$ 13,018.2

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,707.3	$ 2.4	0.21%	$ 4,769.3	$ 4.1	0.35%
Savings	1,208.5	0.4	0.14%	1,074.9	0.7	0.26%
Other time	2,500.2	7.7	1.23%	2,815.8	10.3	1.47%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	399.8	0.1	0.07%	376.6	0.1	0.09%
Junior subordinated debt securities	160.3	2.9	7.15%	160.3	2.9	7.22%
Long-term FHLB borrowings	33.5	0.3	4.18%	33.5	0.4	4.19%
Total interest bearing
liabilities and expense	9,009.6	13.8	0.61%	9,230.4	18.5	0.80%
Demand deposits -
noninterest bearing	2,522.6			2,248.9
Other liabilities	138.6			135.2
Total liabilities	11,670.8			11,614.5
Shareholders' equity	1,475.2			1,403.7
Total	$ 13,146.0			$ 13,018.2
Net interest revenue-FTE		$ 101.1			$ 107.9
Net interest margin-FTE			3.36%			3.65%
Net interest rate spread			3.21%			3.47%
Interest bearing liabilities to
interest earning assets			74.70%			77.51%

(1)  Includes taxable equivalent adjustment to interest of $0.8 million for both the three months ended June 30, 2013 and 2012, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended June 30, 2012, using an effective tax rate of 35%.

(4)  Includes taxable equivalent adjustment to interest of $2.1 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, using an effective tax rate of 35%.

	Six months ended June 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 8,584.5	$ 199.2	4.68%	$ 8,763.4	$ 218.4	5.01%
Loans held for sale	89.9	1.4	3.05%	69.5	1.2	3.56%
Available-for-sale securities:
Taxable (3)	2,124.9	17.1	1.62%	2,063.8	21.5	2.09%
Non-taxable (4)	443.7	12.1	5.50%	450.6	13.0	5.81%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	864.1	1.1	0.25%	589.3	0.8	0.27%
Total interest earning
assets and revenue	12,107.1	230.9	3.85%	11,936.6	254.9	4.29%
Other assets	1,252.9			1,310.4
Less: allowance for credit losses	(164.7)			(193.7)
Total	$ 13,195.3			$ 13,053.3

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,798.8	$ 5.5	0.23%	$ 4,864.7	$ 8.6	0.36%
Savings	1,191.1	0.9	0.16%	1,051.3	1.4	0.27%
Other time	2,531.2	15.7	1.25%	2,866.3	21.5	1.51%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	380.2	0.2	0.07%	368.1	0.2	0.09%
Junior subordinated debt securities	160.3	5.7	7.19%	160.3	5.8	7.22%
Long-term FHLB borrowings	33.5	0.7	4.20%	33.5	0.7	4.19%
Total interest bearing
liabilities and expense	9,095.1	28.7	0.64%	9,344.2	38.2	0.82%
Demand deposits -
noninterest bearing	2,493.2			2,194.1
Other liabilities	138.3			131.3
Total liabilities	11,726.6			11,669.6
Shareholders' equity	1,468.7			1,383.7
Total	$ 13,195.3			$ 13,053.3
Net interest revenue-FTE		$ 202.2			$ 216.7
Net interest margin-FTE			3.37%			3.65%
Net interest rate spread			3.21%			3.47%
Interest bearing liabilities to
interest earning assets			75.12%			78.28%
(1)  Includes taxable equivalent adjustment to interest of $1.6 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustments to interest of $0.1 million for the six months ended June 30, 2012, using an effective tax rate of 35%

(4)  Includes taxable equivalent adjustment to interest of $4.2 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended June 30, 2013 decreased $6.8 million, or 6.3%, compared to the same period in 2012.  Net interest revenue-FTE for the six-month period ended June 30, 2013 decreased $14.5  million, or 6.7%, compared to the same period in 2012.  The decrease in net interest revenue-FTE was primarily a result of the increase in short-term investments resulting from excess liquidity coupled with the continued lack of meaningful loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.

Interest revenue-FTE for the three-month period ended June 30, 2013 decreased $11.5 million, or 9.1%, compared to the same period in 2012.  Interest revenue-FTE for the six-month period ended June 30, 2013 decreased $24.0  million, or 9.4%, compared to the same period in 2012.  The decrease in interest revenue-FTE for these periods was a result of the increase in lower rate securities combined with the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 45 basis points for the second quarter of 2013 compared to the same period in 2012 and 44 basis points for the first six months of 2013 compared to the same period in 2012.  Average interest-earning assets increased $151.8 million, or 1.3%, for the three-month period ended June 30, 2013, compared to the same period in 2012.  Average interest-earning assets increased $170.6 million, or 1.4%, for the six-month period ended June 30, 2013, compared to the same period in 2012.  The increase in average interest-earning assets for these periods was primarily a result of the larger increase in short-term investments resulting from excess liquidity than the decrease in net loans and leases.

Interest expense for the three-month period ended June 30, 2013 decreased $4.7 million, or 25.3%, compared to the same period in 2012.  Interest expense for the six-month period ended June 30, 2013 decreased $9.5 million, or 24.9%, compared to the same period in 2012.  The decrease in interest expense for these periods was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposit and their corresponding rates.  This activity resulted in an overall decrease in the average rate paid of 19 basis points for the second quarter of 2013 compared to the second quarter of 2012 and 18 basis points for the first six months of 2013 compared to the first six months of 2012.  Average interest bearing liabilities decreased $220.8 million, or 2.4%, for the three-month period ended June 30, 2013 compared to the same period in 2012.  Average interest bearing liabilities decreased $249.1 million, or 2.7%, for the six-month period ended June 30, 2013 compared to the same period in 2012.  The decrease in average interest bearing liabilities for these periods was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits and other time deposits.

Net interest margin was 3.36% for the three months ended June 30, 2013, a decrease of 29 basis points from 3.65% for the three months ended June 30, 2012.  Net interest margin was 3.37% for the six months ended June 30, 2013, a decrease of 28 basis points from 3.65% for the six months ended June 30, 2012.  The decrease in the net interest margin for these periods was primarily a result of weak loan demand, competitive pressure on loan pricing resulting in loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity and an increase in short-term investments having lower yields than those earned on the loan portfolio.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at June 30, 2013:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 526,608	$ -	$ -	$ -
Available-for-sale and trading securities	179,007	396,226	1,176,919	892,787
Loans and leases, net of unearned income	3,564,043	1,458,780	2,985,367	670,524
Loans held for sale	84,750	562	3,240	23,022
Total interest earning assets	4,354,408	1,855,568	4,165,526	1,586,333
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,877,538	-	-	-
Other time deposits	462,209	1,139,906	871,003	194
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	382,871	-	-	-
Long-term FHLB borrowings and junior
subordinated debt securities	-	-	3,500	190,312
Other	-	-	48	-
Total interest bearing liabilities	6,722,618	1,139,906	874,551	190,506
Interest rate sensitivity gap	$ (2,368,210)	$ 715,662	$ 3,290,975	$ 1,395,827
Cumulative interest sensitivity gap	$ (2,368,210)	$ (1,652,548)	$ 1,638,427	$ 3,034,254

In the event interest rates increase after June 30, 2013, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after June 30, 2013, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at June 30, 2013 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of June 30, 2013, the Bank had $1.6 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.35%, an average maturity of 36 months and a fully-indexed interest rate of 3.73% at June 30, 2013.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At June 30, 2013, the Company had $681.9 million, $1,080.9 million and $681.4 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of June 30, 2013 and 2012 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.  For the tables below, management assumed all non-maturity deposits had an average life of one day for calculating EVE.  In addition, management assumed a beta value of 1, or 100%, for all non-term deposits for purposes of calculating net interest income instantaneous rate shocks.  “Beta,” in the context of deposit rates, is defined as the percentage change in interest rate paid given a change in market rates.  Calculations using the aforementioned assumptions are designed to delineate maximum risk exposure.

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2013	June 30, 2012
+400 basis points	-12.4%	-11.9%
+300 basis points	-9.9%	-9.5%
+200 basis points	-5.9%	-7.1%
+100 basis points	-3.4%	-4.0%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2013	June 30, 2012
+400 basis points	-9.1%	-9.7%
+300 basis points	-7.6%	-7.9%
+200 basis points	-2.8%	-5.9%
+100 basis points	-1.7%	-3.4%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2013	June 30, 2012
+200 basis points	-5.9%	-5.9%
-200 basis points	NM	NM
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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	June 30, 2013	June 30, 2012
+400 basis points	20.8%	NA
+300 basis points	18.6%	NA
+200 basis points	15.9%	NA
+100 basis points	7.5%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	June 30, 2013	June 30, 2012
+400 basis points	19.5%	NA
+300 basis points	16.1%	NA
+200 basis points	13.3%	NA
+100 basis points	7.4%	NA
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful
NA=not available

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	June 30, 2013	June 30, 2012
+200 basis points	7.4%	NA
-200 basis points	NM	NM
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

At June 30, 2013, impaired loans totaled $105.5 million, which was net of cumulative charge-offs of $38.9 million.  Additionally, the Company had specific reserves for impaired loans of $8.0 million included in the allowance for credit losses.  Impaired loans at June 30, 2013 were primarily from the Company’s commercial real estate and residential real estate construction, acquisition and development portfolios.    Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$ 162,601	$ 181,777	$ 164,466	$ 195,118

Loans and leases charged off:
Commercial and industrial	(1,008)	(1,582)	(2,946)	(5,854)
Real estate
Consumer mortgages	(3,114)	(2,818)	(4,728)	(7,034)
Home equity	(201)	(536)	(803)	(1,387)
Agricultural	(327)	(386)	(329)	(482)
Commercial and industrial-owner occupied	(830)	(2,732)	(1,130)	(6,600)
Construction, acquisition and development	(2,036)	(9,560)	(3,234)	(20,954)
Commercial real estate	(3,720)	(3,260)	(6,861)	(6,069)
Credit cards	(557)	(588)	(1,007)	(1,150)
All other	(462)	(438)	(954)	(1,196)
Total loans charged off	(12,255)	(21,900)	(21,992)	(50,726)

Recoveries:
Commercial and industrial	747	1,040	1,336	2,582
Real estate
Consumer mortgages	708	438	1,816	761
Home equity	184	78	444	393
Agricultural	120	53	133	63
Commercial and industrial-owner occupied	1,439	1,514	1,693	1,865
Construction, acquisition and development	360	1,955	1,246	4,110
Commercial real estate	3,634	4,504	3,973	4,887
Credit cards	184	121	332	239
All other	325	267	600	555
Total recoveries	7,701	9,970	11,573	15,455

Net charge-offs	(4,554)	(11,930)	(10,419)	(35,271)

Provision charged to operating expense	3,000	6,000	7,000	16,000
Balance, end of period	$ 161,047	$ 175,847	$ 161,047	$ 175,847

Average loans for period	$ 8,588,673	$ 8,735,225	$ 8,584,524	$ 8,763,383

Ratios:
Net charge-offs to average loans (annualized)	0.21%	0.55%	0.24%	0.80%
Provision for credit losses to average loans and
leases, net of unearned income (annualized)	0.14%	0.27%	0.16%	0.37%
Allowance for credit losses to loans and
leases, net of unearned income	1.86%	2.01%	1.86%	2.01%

Net charge-offs decreased $7.4 million, or 61.8%, in the second quarter of 2013 compared to the second quarter of 2012 and decreased $24.9 million, or 70.5%, in the first six months of 2013 compared to the first six months of 2012.  Decreases in net charge-offs in the second quarter and first six months of 2013, coupled with a decline in NPLs and nonaccrual loan formation, contributed to a lower provision for credit losses of $3.0 million and $7.0 million during the second quarter and first six months of 2013, respectively, compared to a provision of $6.0 million and $16.0 million in the same periods of 2012.

Annualized net charge-offs as a percentage of average loans and leases decreased to 0.21% and 0.24% for the second quarter and first six months of 2013, respectively, compared to 0.55% and 0.80% for the second quarter and first six months of 2012, respectively.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in the decreased level of charge-offs in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012, as updated appraisals came in closer to loan carrying values.  Total recoveries were $7.7 million and $11.6 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $10.0 million and $15.5 million for the three-month and six-month periods ended June 30, 2012, respectively.

The provision for credit losses decreased to $3.0 million and $7.0 million for the second quarter and first six months of 2013, respectively, compared to $6.0 million and $16.0 million for the second quarter and first six months of 2012, respectively.  The decrease in the provision for credit losses for these periods was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of June 30, 2013 and 2012, 70.6% and 83.4%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 68% of their contractual principal balance at both June 30, 2013 and 2012.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $14.8 million to $161.0 million at June 30, 2013 compared to $175.8 million at June 30, 2012.  The decrease was a result of improving credit metrics since June 30, 2012, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.

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

	June 30,				December 31,
	2013		2012		2012
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 23,992	17.9%	$ 25,815	17.2%	$ 23,286	17.1%
Real estate
Consumer mortgages	35,233	21.6%	34,431	21.7%	35,966	21.6%
Home equity	6,195	5.5%	7,336	5.7%	6,005	5.6%
Agricultural	3,224	2.7%	3,259	2.9%	3,301	3.0%
Commercial and industrial-owner occupied	20,737	15.8%	17,359	14.7%	20,178	15.4%
Construction, acquisition and development	19,619	8.1%	32,755	9.5%	21,905	8.5%
Commercial real estate	36,492	20.2%	37,166	19.9%	40,081	20.2%
Credit cards	3,628	1.2%	3,159	1.2%	3,611	1.2%
All other	11,927	7.0%	14,567	7.2%	10,133	7.4%
Total	$ 161,047	100.0%	$ 175,847	100.0%	$ 164,466	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and six months ended June 30, 2013 and 2012 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage lending	$ 17,892	$ 11,040	62.1%
Credit card, debit card and merchant fees	8,324	7,787	6.9
Deposit service charges	12,824	13,697	(6.4)
Trust income	3,192	3,139	1.7
Securities gains, net	3	177	(98.3)
Insurance commissions	25,862	22,964	12.6
Annuity fees	543	635	(14.5)
Brokerage commissions and fees	2,068	1,779	16.2
Bank-owned life insurance	2,008	1,812	10.8
Other miscellaneous income	3,393	3,438	(1.3)
Total noninterest revenue	$ 76,109	$ 66,468	14.5%

	Six months ended
	June 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage lending	$ 30,238	$ 26,182	15.5%
Credit card, debit card and merchant fees	15,847	15,310	3.5
Deposit service charge	25,656	28,813	(11.0)
Trust income	6,402	5,421	18.1
Securities gains, net	22	251	(91.2)
Insurance commissions	52,503	46,117	13.8
Annuity fees	1,026	1,277	(19.7)
Brokerage commissions and fees	4,161	3,217	29.3
Bank owned life insurance	3,895	4,425	(12.0)
Other miscellaneous income	7,677	7,815	(1.8)
Total noninterest revenue	$ 147,427	$ 138,828	6.2%

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first six months of 2013, 13 mortgage loans totaling approximately $694,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $541,000 was recognized related to these repurchased or make whole loans.  During the first six months of 2012, nine mortgage loans totaling $1.4 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $283,000 was recognized related to these repurchased or make whole loans.

At June 30, 2013, the Company had accrued approximately $911,000 for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

            Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $435.0 million and $444.1 million produced origination revenue of $10.5 million and $13.1 million for the quarters ended June 30, 2013 and 2012, respectively.  Mortgage loan origination volumes of $860.8 million and $839.2 million produced origination revenue of $19.7 million and $22.8 million for the six months ended June 30, 2013 and 2012, respectively.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $3.9 million and $3.5 million for the quarters ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, revenue from the servicing of loans was $7.7 million and $6.9 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.7 million for both of the quarters ended June 30, 2013 and 2012.  Decreases in value from principal payments, prepayments and payoffs were $3.4 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $5.3 million and decreased $3.8 million for the second quarter of 2013 and 2012, respectively, and increased $6.3 million and decreased approximately $140,000 for the first six months of 2013 and 2012, respectively.

The following tables present the Company’s mortgage lending operations for the three months and six months ended June 30, 2013 and 2012:

	Three months ended
	June 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 10,471	$ 13,119	(20.2)%
Servicing	3,908	3,495	11.8
Payoffs/Paydowns	(1,739)	(1,737)	0.1
MSR market value adjustment	5,252	(3,837)	NM
Mortgage lending revenue	$ 17,892	$ 11,040	62.1%

	(Dollars in millions)
Origination volume	$ 435	$ 444	(2.0)%

NM=Not meaningful

	Six months ended
	June 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 19,658	$ 22,839	(13.9)%
Servicing	7,735	6,946	11.4
Payoffs/Paydowns	(3,444)	(3,463)	(0.5)
MSR market value adjustment	6,289	(140)	NM
Mortgage lending revenue	$ 30,238	$ 26,182	15.5

	(Dollars in millions)
Origination volume	$ 861	$ 839	2.6

Mortgage loans serviced at period-end	$ 5,394	$ 4,601	17.2

NM=Not meaningful

Credit card, debit card and merchant fees remained relatively stable for the comparable three-month and six-month periods.  Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in continued decreases in insufficient fund fees during the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012.  As a result, deposit service charges, which include insufficient fund fees, decreased for the three-month and six-month periods ended June 30, 2013 compared to the same period in 2012.  The Company has taken steps to mitigate the impact of these regulations on the Company’s service charge revenue by offering new deposit products to customers.

While trust income remained stable for the second quarter of 2013 compared to the second quarter of 2012, trust income increased during the first six months of 2013 compared to the first six months of 2012 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added during 2012 and the first six months of 2013.  Net security gains of approximately $3,000 and $22,000 for the three-month and six-month periods ended June 30, 2013, respectively, and approximately $177,000 and $251,000 for the three-month and six-month periods ended June 30, 2012, respectively, were a result of calls and sales of available-for-sale securities.

Insurance commissions increased for the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 as a result of new policies written and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. on July 2, 2012.  Annuity fees decreased by 14.5% and 19.7% for the comparable three-month and six-month periods, respectively, as a result of fewer annuity sales combined with reduced commissions on those sales.  Brokerage commissions and fees increased by 16.2% and 29.3% for the comparable three-month and six-month periods, respectively, as a result of the increase in sales of real estate investment trust products.  While bank-owned life insurance revenue increased 10.8% for the second quarter of 2013 compared to the second quarter of 2012, bank-owned life insurance revenue decreased 12.0% for the first six months of 2013 compared to the first six months of 2012 as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012 with no life insurance proceeds recorded during the first or second quarters of 2013.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, remained relatively stable for the comparable three-month and six-months periods of 2013 and 2012.

 Noninterest Expense

The components of noninterest expense for the three months and six months ended June 30, 2013 and 2012 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	June 30,
	2013	2012	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 78,284	$ 77,661	0.8%
Occupancy, net	10,577	10,487	0.9
Equipment	4,585	5,124	(10.5)
Deposit insurance assessments	2,939	3,994	(26.4)
Voluntary early retirement expense	10,850	-	NM
Advertising	1,169	902	29.6
Foreclosed property expense	3,245	10,212	(68.2)
Telecommunications	2,184	2,023	8.0
Public relations	1,175	1,355	(13.3)
Data processing	2,783	2,444	13.9
Computer software	2,146	1,786	20.2
Amortization of intangibles	722	762	(5.2)
Legal fees	3,896	981	297.1
Postage and shipping	1,074	1,033	4.0
Other miscellaneous expense	16,622	17,742	(6.3)
Total noninterest expense	$ 142,251	$ 136,506	4.2%

	Six months ended
	June 30,
	2013	2012	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 157,698	$ 152,592	3.3%
Occupancy, net of rental income	20,814	20,553	1.3
Equipment	9,533	10,457	(8.8)
Deposit insurance assessments	5,743	9,377	(38.8)
Voluntary early retirement expense	10,850	-	NM
Advertising	1,912	1,743	9.7
Foreclosed property expense	5,599	18,621	(69.9)
Telecommunications	4,283	4,229	1.3
Public relations	2,180	2,821	(22.7)
Data processing	5,251	5,208	0.8
Computer software	4,109	3,589	14.5
Amortization of intangibles	1,465	1,504	(2.6)
Legal fees	13,262	3,197	314.8
Postage and shipping	2,209	2,288	(3.5)
Other miscellaneous expense	32,714	36,007	(9.1)
Total noninterest expense	$ 277,622	$ 272,186	2.0%

NM=Not Meaningful

Salaries and employee benefits expense, as well as occupancy expense, for the three months and six months ended June 30, 2013 remained stable compared to the same periods in 2012.  Equipment expense decreased for the comparable three-month and six-month periods primarily because of decreased depreciation.  Deposit insurance assessments decreased for the comparable three-month and six-month periods as a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

A  pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded during 2012.

Foreclosed property expense decreased for the three months and six months ended June 30, 2013 compared to the same periods in 2012, as the Company experienced lower losses on the sales and smaller writedowns of OREO as a result of smaller declines in property values attributable to the prevailing economic environment combined with decreased other foreclosed property expenses as a result of the decrease in the number of properties owned.    During the first six months of 2013, the Company added $11.9 million to OREO through foreclosures.  Sales of OREO in the first six months of 2013 were $23.5 million, resulting in a net gain of approximately $34,000.  The components of foreclosed property expense for the three months and six months ended June 30, 2013 and 2012 and the percentage change between periods are shown in the following tables:

	Three months ended
	June 30,
	2013	2012	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 166	$ 2,708	NM %
Writedown of other real estate owned	1,874	4,932	(62.0)
Other foreclosed property expense	1,205	2,572	(53.1)
Total foreclosed property expense	$ 3,245	$ 10,212	(68.2)%

	Six months ended
	June 30,
	2013	2012	% Change
	(Dollars in thousands)
(Gain) loss on sale of other real estate owned	$ (34)	$ 3,478	NM %
Writedown of other real estate owned	3,219	9,924	(67.6)
Other foreclosed property expense	2,414	5,219	(53.7)
Total foreclosed property expense	$ 5,599	$ 18,621	(69.9)%

NM=Not meaningful

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, total legal expense increased for the three months and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of increased litigation reserves related to various legal matters.

Income Tax

The Company recorded income tax expense of $8.3 million for the second quarter of 2013, compared to an income tax expense of $8.1 million for the second quarter of 2012. Income tax expense was $17.5 million for both of the six month periods ended June 30, 2013 and June 30, 2012.    Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through June 30, 2013.  The primary differences between the Company’s recorded expense for the first six months of 2013 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income, other tax preference items and uncertain tax positions.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at June 30, 2013 were $12.0 billion, or 90.5% of total assets, compared with $12.2 billion, or 90.9% of total assets, at December 31, 2012.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 71.2% of average earning assets during the second quarter of 2013.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income,  totaled $8.7 billion and $8.6 billion at June 30, 2013 and December 31, 2012, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	June 30,		December 31,
	2013	2012	2012

	(In thousands)

Commercial and industrial	$ 1,559,597	$ 1,507,382	$ 1,484,788
Real estate
Consumer mortgages	1,880,338	1,904,420	1,873,875
Home equity	482,068	496,245	486,074
Agricultural	237,914	251,975	256,196
Commercial and industrial-owner occupied	1,375,711	1,288,887	1,333,103
Construction, acquisition and development	709,499	835,022	735,808
Commercial real estate	1,754,841	1,748,748	1,748,881
Credit cards	103,251	101,085	104,884
All other	607,804	637,878	649,143
Total	$ 8,711,023	$ 8,771,642	$ 8,672,752

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of June 30, 2013:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 74,206	$ 162,329	$ 299,752	$ 39,482	$ 22,287	$ 80,889	$ 249,640	$ 624,177	$ 1,552,762
Real estate
Consumer mortgages	109,591	252,400	697,450	45,578	98,699	154,150	465,992	56,478	1,880,338
Home equity	61,802	37,920	161,195	21,196	68,133	67,750	61,292	2,780	482,068
Agricultural	7,906	74,970	55,706	3,226	15,558	12,291	62,785	5,472	237,914
Commercial and industrial-owner occupied	140,843	171,035	462,805	63,546	95,645	86,590	272,879	82,368	1,375,711
Construction, acquisition and development	97,522	67,579	175,817	32,995	76,679	101,142	147,135	10,630	709,499
Commercial real estate	237,154	301,709	285,156	186,444	104,652	91,941	401,372	146,413	1,754,841
Credit cards	-	-	-	-	-	-	-	103,251	103,251
All other	30,494	75,129	156,745	2,708	52,646	40,683	94,513	129,412	582,330
Total	$ 759,518	$ 1,143,071	$ 2,294,626	$ 395,175	$ 534,299	$ 635,436	$ 1,755,608	$ 1,160,981	$ 8,678,714

* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of June 30, 2013:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 3,718	$ 915,453	$ 462,618	$ 170,973	$ 1,552,762
Real estate
Consumer mortgages	5,765	399,779	1,033,694	441,100	1,880,338
Home equity	522	92,002	389,381	163	482,068
Agricultural	3,104	60,002	119,378	55,430	237,914
Commercial and industrial-owner occupied	1,154	226,022	632,877	515,658	1,375,711
Construction, acquisition and development	13,601	428,796	220,752	46,350	709,499
Commercial real estate	10,581	375,126	946,028	423,106	1,754,841
Credit cards	-	103,251	-	-	103,251
All other	973	203,226	305,697	72,434	582,330
Total	$ 39,418	$ 2,803,657	$ 4,110,425	$ 1,725,214	$ 8,678,714

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding increased 5.2% from December 31, 2012 to June 30, 2013.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding remained stable during the first six months of 2013, increasing by 0.3% at June 30, 2013 compared to December 31, 2012.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained stable during the first six months of 2013, decreasing by 0.8% at June 30, 2013 compared to December 31, 2012.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 7.1% from December 31, 2012 to June 30, 2013.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 3.2% from December 31, 2012 to June 30, 2013.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans decreased 3.6% from December 31, 2012 to June 30, 2013.

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

At June 30, 2013, the Company had $15.1 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $16,000 and $146,000 recognized as interest income during the second quarter and first six months of 2013, respectively.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was approximately $642,000 at June 30, 2013.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following six categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $709.5 million at June 30, 2013 and $735.8 million at December 31, 2012.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at June 30, 2013:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

Performing:	(In thousands)
Multi-family construction	$ -	$ -	$ 8	$ -	$ -	$ 5,561	$ 3,333	$ -	$ 8,902
One-to-four family construction	31,194	13,040	40,840	10,415	10,535	50,833	38,031	655	195,543
Recreation and all other loans	1,424	8,777	11,297	292	4,132	814	14,581	-	41,317
Commercial construction	19,720	15,035	22,004	2,834	8,735	15,429	26,951	4,077	114,785
Commercial acquisition and development	9,863	14,969	37,216	5,340	17,981	11,909	20,694	1,947	119,919
Residential acquisition and development	23,725	14,401	58,394	7,764	22,908	13,686	39,714	2,405	182,997
Total	$ 85,926	$ 66,222	$ 169,759	$ 26,645	$ 64,291	$ 98,232	$ 143,304	$ 9,084	$ 663,463

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	2,380	218	928	1,842	1,022	-	255	415	7,060
Recreation and all other loans	-	15	39	-	761	-	-	-	815
Commercial construction	2,647	7	-	90	351	-	21	-	3,116
Commercial acquisition and development	2,932	69	2,088	1,842	6,483	812	2,029	-	16,255
Residential acquisition and development	3,637	1,048	3,003	2,576	3,771	2,098	1,526	1,131	18,790
Total	$ 11,596	$ 1,357	$ 6,058	$ 6,350	$ 12,388	$ 2,910	$ 3,831	$ 1,546	$ 46,036

Total:
Multi-family construction	$ -	$ -	$ 8	$ -	$ -	$ 5,561	$ 3,333	$ -	$ 8,902
One-to-four family construction	33,574	13,258	41,768	12,257	11,557	50,833	38,286	1,070	202,603
Recreation and all other loans	1,424	8,792	11,336	292	4,893	814	14,581	-	42,132
Commercial construction	22,367	15,042	22,004	2,924	9,086	15,429	26,972	4,077	117,901
Commercial acquisition and development	12,795	15,038	39,304	7,182	24,464	12,721	22,723	1,947	136,174
Residential acquisition and development	27,362	15,449	61,397	10,340	26,679	15,784	41,240	3,536	201,787
Total	$ 97,522	$ 67,579	$ 175,817	$ 32,995	$ 76,679	$ 101,142	$ 147,135	$ 10,630	$ 709,499

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of June 30, 2013:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total

Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 6,080	$ 2,822	$ -	$ 8,902
One-to-four family construction	1,389	176,085	23,516	1,613	202,603
Recreation and all other loans	117	12,163	23,616	6,236	42,132
Commercial construction	1,470	63,129	30,466	22,836	117,901
Commercial acquisition and development	8,616	55,830	65,370	6,358	136,174
Residential acquisition and development	2,010	115,509	74,962	9,306	201,787
Total	$ 13,602	$ 428,796	$ 220,752	$ 46,349	$ 709,499

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,313	4,210	481	189	6,193
Recreation and all other loans	-	761	39	-	800
Commercial construction	1,100	148	1,517	-	2,765
Commercial acquisition and development	6,189	5,288	2,748	-	14,225
Residential acquisition and development	1,849	12,179	1,304	-	15,332
Total	$ 10,451	$ 22,586	$ 6,089	$ 189	$ 39,315

            As of June 30, 2013, 60.4% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects, and management expects that these loans will likely be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

            The following table presents the activity in the construction, acquisition and development nonaccrual loans for the six months ended June 30, 2013:

(In thousands)
Balance at December 31, 2012	$ 66,635
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	3,622
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(2,948)
Foreclosures to OREO	(2,661)
Payments	(16,546)
Transfers to accrual status	(7,932)
Transfer to other loan category	(855)
Balance at June 30, 2013	$ 39,315

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at June 30, 2013 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 24.5% of the total construction, acquisition and development nonaccrual loan balance at June 30, 2013.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans remained stable during the first six months of 2013, increasing 0.3% at June 30, 2013 compared to December 31, 2012.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances decreased 1.6%  from December 31, 2012 to June 30, 2013.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 6.3%  from December 31, 2012 to June 30, 2013.

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

	June 30,		December 31,
	2013	2012	2012

	(Dollars in thousands)
Non-accrual loans and leases	$ 149,542	$ 240,246	$ 207,241
Loans 90 days or more past due, still accruing	1,440	1,632	1,210
Restructured loans and leases, still accruing	16,953	25,071	25,099
Total NPLs	167,935	266,949	233,550

Other real estate owned	88,438	143,615	103,248
Total NPAs	$ 256,373	$ 410,564	$ 336,798

NPLs to net loans and leases	1.94%	3.06%	2.70%
NPAs to net loans and leases	2.95%	4.70%	3.90%

NPLs decreased 28.1% to $167.9 million at June 30, 2013 compared to $233.6 million at December 31, 2012 and decreased 37.1% compared to $266.9 million at June 30, 2012.  Included in NPLs at June 30, 2013 were $105.5 million of loans that were impaired.  These impaired loans had a specific reserve of $8.0 million included in the allowance for credit losses of $161.0 million at June 30, 2013, and were net of $38.9 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2012 included $156.7 million of loans that were impaired.  These impaired loans had a specific reserve of $10.5 million included in the allowance for credit losses of $164.5 million at December 31, 2012.  NPLs at June 30, 2012 included $200.4 million of loans that were impaired.  These impaired loans had a specific reserve of $23.9 million included in the allowance for credit losses of $175.8 million at June 30, 2012.

The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at the dates indicated:

	June 30,		December 31,
	2013	2012	2012

	(Dollars in thousands)

Unpaid principal balance of impaired loans	$ 144,408	$ 259,703	$ 206,072
Cumulative charge offs on impaired loans	38,916	59,326	49,344
Outstanding balance of impaired loans	105,492	200,377	156,728

Other non-accrual loans and leases not impaired	44,050	39,869	50,513

Total non-accrual loans and leases	$ 149,542	$ 240,246	$ 207,241

Allowance for impaired loans	7,965	23,939	10,541

Nonaccrual loans and leases, net of specific reserves	$ 141,577	$ 216,307	$ 196,700

Loans and leases 90 days or more past due, still accruing	1,440	1,632	1,210
Restructured loans and leases, still accruing	16,953	25,071	25,099

Total non-performing loans and leases	$ 167,935	$ 266,949	$ 233,550

Allowance for impaired loans	$ 7,965	$ 23,939	$ 10,541
Allowance for all other loans and leases	153,082	151,908	153,925

Total allowance for credit losses	$ 161,047	$ 175,847	$ 164,466

Outstanding balance of impaired loans	$ 105,492	$ 200,377	$ 156,728
Allowance for impaired loans	7,965	23,939	10,541

Net book value of impaired loans	$ 97,527	$ 176,438	$ 146,187

Net book value of impaired loans as a %
of unpaid principal balance	68%	68%	71%

Coverage of other non-accrual loans and leases not impaired
by the allowance for all other loans and leases	348%	381%	305%

Coverage of non-performing loans and leases not impaired
by the allowance for all other loans and leases	245%	228%	200%

Non-accrual loans at June 30, 2013 reflected a decrease of $57.7 million, or 27.8%, compared to December 31, 2012 and a decrease of $90.7 million, or 37.8%, compared to June 30, 2012.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $27.3 million, or 41.0%, to $39.3 million at June 30, 2013 compared to $66.6 million at December 31, 2012 and decreased $65.0 million, or 62.3%, compared to $104.3 million at June 30, 2012.

Of the Bank’s construction, acquisition and development loans, which totaled $709.5 million at June 30, 2013, $451.2 million represented loans made by the Bank’s locations in Alabama, Mississippi and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  One-to-four family construction loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $202.6 million at June 30, 2013, with 65.0% of such loans made by the Bank’s locations in Alabama, Mississippi and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $167.9 million at June 30, 2013, $95.8 million, or 57.0%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at June 30, 2013:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 759,518	$ -	$ 26,848	$ 258	$ 27,106	3.6%
Arkansas*	1,143,071	-	17,809	1,095	18,904	1.7
Mississippi*	2,294,626	-	27,662	4,884	32,546	1.4
Missouri	395,175	-	19,400	3,070	22,470	5.7
Greater Memphis Area	534,299	-	19,219	5,474	24,693	4.6
Tennessee*	635,436	-	11,317	105	11,422	1.8
Texas and Louisiana	1,755,608	120	15,580	92	15,792	0.9
Other	1,160,981	1,320	11,707	1,975	15,002	1.3
Total	$ 8,678,714	$ 1,440	$ 149,542	$ 16,953	$ 167,935	1.9%
* Excludes the Greater Memphis Area.

OREO decreased by $55.2 million to $88.4 million at June 30, 2013 compared to $143.6 million at June 30, 2012 and decreased by $14.8 million compared to $103.2 million at December 31, 2012.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $50.6 million and $81.4 million at June 30, 2013 and December 31, 2012, respectively.  Restructured loans of $33.6 million and $56.2 million were included in the non-accrual loan category at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at June 30, 2013:

	June 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,504,523	$ 14,918	$ 29,648	$ 531	$ -	$ 3,142	$ 1,552,762
Real estate
Consumer mortgages	1,701,566	40,526	121,497	2,979	134	13,636	1,880,338
Home equity	458,379	5,391	15,752	698	68	1,780	482,068
Agricultural	210,989	9,568	13,599	-	-	3,758	237,914
Commercial and industrial-owner occupied	1,275,037	28,413	59,568	222	-	12,471	1,375,711
Construction, acquisition and development	594,175	28,727	51,041	1,025	-	34,531	709,499
Commercial real estate	1,537,671	63,791	117,579	245	30	35,525	1,754,841
Credit cards	103,251	-	-	-	-	-	103,251
All other	566,554	5,613	8,991	523	-	649	582,330
Total	$ 7,952,145	$ 196,947	$ 417,675	$ 6,223	$ 232	$ 105,492	$ 8,678,714

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At June 30, 2013, the Bank had $7.0 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at June 30, 2013:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 7,952,145	$ -	$ -	$ -	$ 7,952,145
Special Mention	192,218	4,449	280	-	196,947
Substandard	381,002	15,644	5,229	15,800	417,675
Doubtful	4,565	873	24	761	6,223
Loss	117	17	-	98	232
Impaired	68,510	7,296	2,051	27,635	105,492
Total	$ 8,598,557	$ 28,279	$ 7,584	$ 44,294	$ 8,678,714

While an increase of 8.3% was realized in the Special Mention category, the Substandard and Impaired categories decreased 13.9% and 32.7% at June 30, 2013, respectively, compared to December 31, 2012.  Of the $196.9 million of Special Mention loans and leases, 97.6% remained current as to scheduled repayment of principal and interest, with none of such loans or leases having outstanding balances that were 90 days or more past due at June 30, 2013.  Of the $417.7 million of Substandard loans and leases, 91.2% remained current as to scheduled repayment of principal and interest, with only 3.8% having outstanding balances that were 90 days or more past due at June 30, 2013.  Of the $105.5 million of impaired loans and leases, 65.0% remained current as to scheduled repayment of principal and/or interest, with 26.2% having outstanding balances that were 90 days or more past due at June 30, 2013.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at June 30, 2013:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,552,762	$ -	$ 6,225	$ 302	$ 6,527	0.4%
Real estate
Consumer mortgages	1,880,338	1,107	34,226	2,237	37,570	2.0
Home equity	482,068	-	3,862	-	3,862	0.8
Agricultural	237,914	-	5,007	437	5,444	2.3
Commercial and industrial-owner occupied	1,375,711	-	17,084	3,997	21,081	1.5
Construction, acquisition and development	709,499	-	39,315	6,721	46,036	6.5
Commercial real estate	1,754,841	120	40,940	1,535	42,595	2.4
Credit cards	103,251	213	398	1,709	2,320	2.2
All other	582,330	-	2,485	15	2,500	0.4
Total	$ 8,678,714	$ 1,440	$ 149,542	$ 16,953	$ 167,935	1.9%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at June 30, 2013:

		90+ Days		Restructured		NPLs as a
Real Estate Construction,		Past Due still	Non-accruing	Loans, still		% of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Multi-family construction	$ 8,902	$ -	$ -	$ -	$ -	-%
One-to-four family construction	202,603	-	6,193	867	7,060	3.5
Recreation and all other loans	42,132	-	800	15	815	1.9
Commercial construction	117,901	-	2,765	351	3,116	2.6
Commercial acquisition and development	136,174	-	14,225	2,030	16,255	11.9
Residential acquisition and development	201,787	-	15,332	3,458	18,790	9.3
Total	$ 709,499	$ -	$ 39,315	$ 6,721	$ 46,036	6.5%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.6 billion at June 30, 2013 compared to $2.4 billion at December 31, 2012.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At June 30, 2013, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of June 30, 2013:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 2,134,032	81.2%	$ 2,133,678	80.7%
Aa1 to Aa3	185,944	7.1%	192,988	7.3%
A1 to A3	51,222	1.9%	52,456	2.0%
Baa1 to Baa2	5,339	0.2%	5,751	0.2%
Not rated (1)	252,737	9.6%	260,066	9.8%
Total	$ 2,629,274	100.0%	$ 2,644,939	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $59.6 million and a market value of $61.5 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the second quarter of 2013 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $275.2 million at both June 30, 2013 and December 31, 2012.

Other Real Estate Owned

            OREO totaled  $88.4 million and $103.2 million at June 30, 2013 and December 31, 2012, respectively.  OREO at June 30, 2013 had aggregate loan balances at the time of foreclosure of $201.3 million.  OREO at December 31, 2012 had aggregate loan balances at the time of foreclosure of $234.8 million.  The following table presents the OREO by segment, class and geographical location at June 30, 2013:

	June 30, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 242	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 242
Real estate
Consumer mortgages	1,072	799	2,205	-	776	185	461	103	5,601
Home equity	-	-	166	-	-	169	-	-	335
Agricultural	875	-	-	-	1,112	2,215	-	-	4,202
Commercial and industrial-owner occupied	238	110	826	-	1,845	-	242	-	3,261
Construction, acquisition and development	13,147	1,238	12,773	157	33,456	7,839	78	234	68,922
Commercial real estate	358	314	128	2,475	1,648	145	135	-	5,203
All other	-	10	307	94	125	13	91	32	672
Total	$ 15,932	$ 2,471	$ 16,405	$ 2,726	$ 38,962	$ 10,566	$ 1,007	$ 369	$ 88,438

*Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the construction, acquisition and development portfolio at June 30, 2013 suggested that a majority of additions to OREO in the near-term might be from that category.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	June 30,	December 31,
	2013	2012	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,611	$ 2,545	2.6%
Interest bearing demand	4,667	4,799	(2.8)
Savings	1,211	1,146	5.7
Other time	2,473	2,598	(4.8)
Total deposits	$ 10,962	$ 11,088	(1.1)%

            Total deposits remained relatively stable at June 30, 2013 compared to December 31, 2012, decreasing by $126.5 million.  The average maturity of time deposits at June 30, 2013 was 13.9 months, compared to 15 months at December 31, 2012.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB at June 30, 2013 or December 31, 2012.  The Company had federal funds purchased and securities sold under agreement to repurchase of $382.9 million and $414.6 million at June 30, 2013 and December 31, 2012, respectively.  The Company had long-term borrowings from the FHLB totaling $33.5 million at both June 30, 2013 and December 31, 2012.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $3.0 billion in additional borrowing capacity under the existing FHLB borrowing agreement at June 30, 2013.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $636.0 million at June 30, 2013.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered adequately capitalized for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 4%,  8% and 4%, respectively.  The Company exceeded the required minimum levels for these ratios at June 30, 2013 and December 31, 2012 as follows:

	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,358,689	14.37%	$ 1,316,905	13.77%
Total capital (to risk-weighted assets)	1,477,836	15.63	1,437,320	15.03
Tier 1 leverage capital (to average assets)	1,358,689	10.58	1,316,905	10.25

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at June 30, 2013 and December 31, 2012 as follows:

	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,215,562	12.87%	$ 1,191,567	12.48%
Total capital (to risk-weighted assets)	1,334,554	14.13	1,311,840	13.74
Tier 1 leverage capital (to average assets)	1,215,562	9.51	1,191,567	9.34

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

While the final outcome of any legal proceedings, including those disclosed below, is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $8.5 million accrued as of June 30, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon allegations that the defendants issued materially false and misleading statements regarding the Company’s business and financial results.  In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount, equitable and/or injunctive relief, and attorney’s fees. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES

During the three months ended June 30, 2013, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             During the three months ended June 30, 2013, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties based upon allegations that the defendants issued materially false and misleading statements regarding the Company’s business and financial results.  In particular, the allegations relate to the Company’s recording and reporting of its unaudited financial statements, including the allowance and provision for credit losses, and its internal control over financial reporting leading up to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The plaintiff is seeking to recover alleged damages to the Company in an unspecified amount,  equitable and/or injunctive relief, and attorney’s fees. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

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

(31.1)                Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)                Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)                Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)                Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)                 Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2013 and 2012, and December 31, 2012, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

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

BancorpSouth, Inc.
(Registrant)

DATE: August 6, 2013	/s/ William L. Prater
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

(31.1)                Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d- 14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)                Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)                Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)                Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)**               Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of June 30, 2013 and 2012, and December 31, 2012, (ii) the Consolidated Statements of Income for the three-month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

_____________________________

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