Form 10-Q
period 2013-09-30
BANCORPSOUTH INC
filed 2013-11-07
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 As of November 1, 2013, the registrant had outstanding 95,213,534  shares of common stock, par value $2.50 per share.

BANCORPSOUTH, INC.

TABLE OF CONTENTS

PART I.	Financial Information		Page
	ITEM 1	Financial Statements
		Consolidated Balance Sheets September 30, 2013 and 2012
		(Unaudited) and December 31, 2012	3
		Consolidated Statements of Income (Unaudited)
		Three Months and Nine Months Ended September 30, 2013 and 2012	4
		Consolidated Statements of Comprehensive Income (Unaudited)
		Three Months and Nine Months Ended September 30, 2013 and 2012	5
		Consolidated Statements of Cash Flows (Unaudited)
		Nine Months Ended September 30, 2013 and 2012	6
		Notes to Consolidated Financial Statements (Unaudited)	7
	ITEM 2	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	41
	ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	79
	ITEM 4	Controls and Procedures	79

PART II.	Other Information
	ITEM 1	Legal Proceedings	79
	ITEM 1A.	Risk Factors	80
	ITEM 4.	Mine Safety Disclosures	80
	ITEM 6.	Exhibits	80

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Unaudited)	(1)	(Unaudited)
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 199,464	$ 223,814	$ 176,529
Interest bearing deposits with other banks	361,401	979,800	757,207
Available-for-sale securities, at fair value	2,554,156	2,434,032	2,483,606
Loans and leases	8,806,392	8,672,752	8,716,715
Less: Unearned income	33,277	35,763	36,746
Allowance for credit losses	153,974	164,466	169,019
Net loans and leases	8,619,141	8,472,523	8,510,950
Loans held for sale	77,114	129,138	129,408
Premises and equipment, net	314,441	319,456	321,068
Accrued interest receivable	43,034	44,356	48,314
Goodwill	275,173	275,173	275,173
Bank-owned life insurance	236,969	231,120	203,798
Other real estate owned	76,853	103,248	128,211
Other assets	158,407	184,538	201,473
TOTAL ASSETS	$ 12,916,153	$ 13,397,198	$ 13,235,737

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,597,762	$ 2,545,169	$ 2,492,508
Interest bearing	4,493,359	4,799,496	4,697,260
Savings	1,220,227	1,145,785	1,103,490
Other time	2,406,598	2,597,696	2,681,382
Total deposits	10,717,946	11,088,146	10,974,640
Federal funds purchased and securities
sold under agreement to repurchase	418,623	414,611	377,676
Accrued interest payable	5,156	6,140	6,759
Junior subordinated debt securities	31,446	160,312	160,312
Long-term debt	83,500	33,500	33,500
Other liabilities	178,871	245,437	236,147
TOTAL LIABILITIES	11,435,542	11,948,146	11,789,034

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 95,211,602,
94,549,867 and 94,440,710 shares, respectively	238,029	236,375	236,102
Capital surplus	312,798	311,909	311,271
Accumulated other comprehensive (loss) income	(39,389)	(8,646)	5,952
Retained earnings	969,173	909,414	893,378
TOTAL SHAREHOLDERS' EQUITY	1,480,611	1,449,052	1,446,703
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 12,916,153	$ 13,397,198	$ 13,235,737

 (1)  Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In thousands, except for per share amounts)
INTEREST REVENUE:
Loans and leases	$ 98,836	$ 105,937	$ 296,452	$ 322,686
Deposits with other banks	310	399	1,395	1,182
Federal funds sold and securities purchased
under agreement to resell	-	2	-	3
Available-for-sale securities:
Taxable	8,218	9,329	25,323	30,679
Tax-exempt	3,866	4,109	11,737	12,575
Loans held for sale	731	974	2,090	2,204
Total interest revenue	111,961	120,750	336,997	369,329

INTEREST EXPENSE:
Deposits:
Interest bearing demand	2,061	3,889	7,609	12,523
Savings	383	686	1,318	2,091
Other time	7,271	9,482	22,983	31,048
Federal funds purchased and securities sold
under agreement to repurchase	80	73	213	202
Federal Home Loan Bank borrowings	350	364	1,047	1,097
Junior subordinated debt	1,424	2,875	7,141	8,633
Other	151	2	154	5
Total interest expense	11,720	17,371	40,465	55,599
Net interest revenue	100,241	103,379	296,532	313,730
Provision for credit losses	500	6,000	7,500	22,000
Net interest revenue, after provision for
credit losses	99,741	97,379	289,032	291,730

NONINTEREST REVENUE:
Mortgage lending	5,134	13,549	35,372	39,731
Credit card, debit card and merchant fees	8,834	8,270	24,681	23,580
Deposit service charges	13,679	14,189	39,335	43,002
Trust income	3,332	3,101	9,734	8,522
Security (losses) gains, net	(5)	39	17	290
Insurance commissions	23,800	23,519	76,303	69,636
Other	7,740	7,753	24,499	24,487
Total noninterest revenue	62,514	70,420	209,941	209,248

NONINTEREST EXPENSE:
Salaries and employee benefits	73,532	74,829	231,230	227,421
Occupancy, net of rental income	10,360	10,944	31,174	31,497
Equipment	4,555	5,083	14,088	15,540
Deposit insurance assessments	3,325	3,998	9,068	13,375
Voluntary early retirement expense	-	-	10,850	-
Write-off and amortization of bond
issue cost	2,907	38	2,983	114
Other	34,718	38,896	107,626	118,027
Total noninterest expense	129,397	133,788	407,019	405,974
Income before income taxes	32,858	34,011	91,954	95,004
Income tax expense	8,001	10,186	25,537	27,689
Net income	$ 24,857	$ 23,825	$ 66,417	$ 67,315

Earnings per share: Basic	$ 0.26	$ 0.25	$ 0.70	$ 0.72
Diluted	$ 0.26	$ 0.25	$ 0.70	$ 0.72

Dividends declared per common share	$ 0.05	$ 0.01	$ 0.07	$ 0.03

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In thousands)
Net income	$ 24,857	$ 23,825	$ 66,417	$ 67,315

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(881)	4,183	(33,220)	6,306
Pension and other postretirement benefits	825	435	2,477	1,907
Other comprehensive (loss) income, net of tax	(56)	4,618	(30,743)	8,213
Comprehensive income	$ 24,801	$ 28,443	$ 35,674	$ 75,528

See accompanying notes to consolidated financial statements.

BANCORPSOUTH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2013	2012

	(In thousands)
Operating Activities:
Net income	$ 66,417	$ 67,315
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	7,500	22,000
Depreciation and amortization	19,874	20,336
Deferred taxes	(3,002)	-
Amortization of intangibles	2,151	2,366
Amortization of debt securities premium and discount, net	11,514	9,794
Share-based compensation expense	2,017	2,363
Security gains, net	(17)	(290)
Net deferred loan origination expense	(5,845)	(6,088)
Excess tax benefit from exercise of stock options	68	-
Decrease in interest receivable	1,322	2,952
Decrease in interest payable	(984)	(1,885)
Realized gain on mortgages sold	(42,343)	(49,030)
Proceeds from mortgages sold	1,301,266	1,448,252
Origination of mortgages held for sale	(1,202,701)	(1,447,087)
Loss on other real estate owned, net	5,325	20,447
Increase in bank-owned life insurance	(5,849)	(3,713)
Decrease in prepaid pension asset	15,175	3,401
Decrease in prepaid deposit insurance assessments	-	11,086
Other, net	(11,985)	7,377
Net cash provided by operating activities	159,903	109,596
Investing activities:
Proceeds from calls and maturities of available-for-sale securities	408,824	386,658
Proceeds from sales of available-for-sale securities	-	2,812
Purchases of available-for-sale securities	(617,203)	(348,905)
Net (increase) decrease in loans and leases	(169,671)	124,393
Purchases of premises and equipment	(18,077)	(18,815)
Proceeds from sale of premises and equipment	3,047	1,063
Proceeds from sale of other real estate owned	41,617	50,029
Other, net	108	(23)
Net cash (used in) provided by investing activities	(351,355)	197,212
Financing activities:
Net (decrease) increase in deposits	(370,200)	19,452
Net increase in short-term debt and other liabilities	4,000	2,232
Advances of long-term debt	50,000	-
Redemption of Junior Subordinated Debt	(128,866)	-
Issuance of common stock	459	108,733
Excess tax benefit from exercise of stock options	(68)	-
Payment of cash dividends	(6,622)	(2,833)
Net cash (used in) provided by financing activities	(451,297)	127,584

(Decrease) increase in cash and cash equivalents	(642,749)	434,392
Cash and cash equivalents at beginning of period	1,203,614	499,344
Cash and cash equivalents at end of period	$ 560,865	$ 933,736

See accompanying notes to consolidated financial statements, specifically Note 18.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited interim consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow general practices within the industries in which the Company operates.  For further information, refer to the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included and all such adjustments were of a normal, recurring nature.  The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.  Certain 2012 amounts have been reclassified to conform with the 2013 presentation.

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

	September 30,		December 31,
	2013	2012	2012

	(In thousands)

Commercial and industrial	$ 1,510,035	$ 1,471,563	$ 1,484,788
Real estate
Consumer mortgages	1,931,171	1,888,783	1,873,875
Home equity	490,361	492,833	486,074
Agricultural	234,547	257,733	256,196
Commercial and industrial-owner occupied	1,422,077	1,309,631	1,333,103
Construction, acquisition and development	723,609	823,692	735,808
Commercial real estate	1,795,352	1,738,516	1,748,881
Credit cards	105,112	101,405	104,884
All other	594,128	632,559	649,143
Total	$ 8,806,392	$ 8,716,715	$ 8,672,752

The following table shows the Company’s  loans and leases, net of unearned income, as of September 30, 2013 by segment, class and geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 82,158	$ 167,672	$ 280,961	$ 30,080	$ 22,350	$ 81,512	$ 258,600	$ 580,476	$ 1,503,809
Real estate
Consumer mortgages	119,583	254,133	696,396	61,622	97,748	156,788	484,890	60,011	1,931,171
Home equity	64,712	39,351	164,095	21,443	67,668	68,951	61,879	2,262	490,361
Agricultural	8,570	74,355	55,503	3,918	15,212	11,869	60,186	4,934	234,547
Commercial and industrial-owner occupied	165,153	174,315	471,711	60,402	96,102	86,582	277,303	90,509	1,422,077
Construction, acquisition and development	91,974	67,271	185,174	26,834	79,615	104,400	135,489	32,852	723,609
Commercial real estate	264,623	303,769	276,522	195,627	101,268	96,988	408,417	148,138	1,795,352
Credit cards	-	-	-	-	-	-	-	105,112	105,112
All other	35,094	60,041	154,391	2,661	48,839	40,976	88,651	136,424	567,077
Total	$ 831,867	$ 1,140,907	$ 2,284,753	$ 402,587	$ 528,802	$ 648,066	$ 1,775,415	$ 1,160,718	$ 8,773,115

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

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by segment and class at September 30, 2013 and December 31, 2012:

	September 30, 2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 1,553	$ 580	$ 1,595	$ 3,728	$ 1,500,081	$ 1,503,809	$ 15
Real estate
Consumer mortgages	11,488	2,928	13,004	27,420	1,903,751	1,931,171	1,178
Home equity	1,095	280	569	1,944	488,417	490,361	-
Agricultural	740	22	3,145	3,907	230,640	234,547	-
Commercial and industrial-owner occupied	1,355	3,619	1,440	6,414	1,415,663	1,422,077	-
Construction, acquisition and development	4,525	247	9,210	13,982	709,627	723,609	-
Commercial real estate	7,912	752	8,733	17,397	1,777,955	1,795,352	-
Credit cards	462	290	286	1,038	104,074	105,112	263
All other	1,600	223	455	2,278	564,799	567,077	23
Total	$ 30,730	$ 8,941	$ 38,437	$ 78,108	$ 8,695,007	$ 8,773,115	$ 1,479

	December 31, 2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing

	(In thousands)
Commercial and industrial	$ 3,531	$ 476	$ 4,118	$ 8,125	$ 1,468,486	$ 1,476,611	$ 414
Real estate
Consumer mortgages	11,308	3,643	13,821	28,772	1,845,103	1,873,875	512
Home equity	1,337	371	350	2,058	484,016	486,074	-
Agricultural	400	287	3,946	4,633	251,563	256,196	10
Commercial and industrial-owner occupied	2,629	3,587	2,933	9,149	1,323,954	1,333,103	19
Construction, acquisition and development	2,547	2,472	14,790	19,809	715,999	735,808	-
Commercial real estate	4,673	56	10,469	15,198	1,733,683	1,748,881	-
Credit cards	536	379	473	1,388	103,496	104,884	228
All other	2,354	253	445	3,052	618,505	621,557	27
Total	$ 29,315	$ 11,524	$ 51,345	$ 92,184	$ 8,544,805	$ 8,636,989	$ 1,210

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2013 and December 31, 2012:

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,461,578	$ 7,774	$ 31,596	$ -	$ -	$ 2,861	$ 1,503,809
Real estate
Consumer mortgages	1,794,492	22,114	103,987	918	-	9,660	1,931,171
Home equity	471,418	2,569	15,069	-	-	1,305	490,361
Agricultural	210,065	3,044	17,816	-	-	3,622	234,547
Commercial and industrial-owner occupied	1,343,131	12,632	52,992	475	105	12,742	1,422,077
Construction, acquisition and development	637,448	8,450	53,498	1,027	-	23,186	723,609
Commercial real estate	1,668,562	17,266	83,226	412	-	25,886	1,795,352
Credit cards	105,112	-	-	-	-	-	105,112
All other	548,402	4,497	13,695	-	-	483	567,077
Total	$ 8,240,208	$ 78,346	$ 371,879	$ 2,832	$ 105	$ 79,745	$ 8,773,115

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,426,498	$ 14,663	$ 29,876	$ 729	$ -	$ 4,845	$ 1,476,611
Real estate
Consumer mortgages	1,691,682	32,840	131,141	2,907	198	15,107	1,873,875
Home equity	461,151	4,791	17,619	1,057	76	1,380	486,074
Agricultural	227,138	5,729	17,947	-	-	5,382	256,196
Commercial and industrial-owner occupied	1,202,111	31,087	82,816	369	-	16,720	1,333,103
Construction, acquisition and development	567,881	30,846	75,031	715	-	61,335	735,808
Commercial real estate	1,524,262	53,455	120,591	160	-	50,413	1,748,881
Credit cards	104,884	-	-	-	-	-	104,884
All other	600,807	8,397	10,196	601	10	1,546	621,557
Total	$ 7,806,414	$ 181,808	$ 485,217	$ 6,538	$ 284	$ 156,728	$ 8,636,989

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class as of and for the three and nine months ended September 30, 2013 and as of and for the year ended December 31, 2012:

	September 30, 2013
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2013	2013	2013	2013

	(In thousands)
With no related allowance:
Commercial and industrial	$ 2,861	$ 3,244	$ -	$ 2,868	$ 2,792	$ 6	$ 10
Real estate:
Consumer mortgages	7,917	10,698	-	9,779	10,041	20	48
Home equity	873	911	-	694	1,007	1	4
Agricultural	3,622	4,219	-	3,630	3,809	-	4
Commercial and industrial-owner occupied	9,714	12,173	-	7,514	8,306	23	60
Construction, acquisition and development	16,666	25,026	-	19,708	30,212	17	89
Commercial real estate	18,613	25,724	-	18,900	27,513	33	140
All other	483	776	-	489	786	2	6
Total	$ 60,749	$ 82,771	$ -	$ 63,582	$ 84,466	$ 102	$ 361

With an allowance:
Commercial and industrial	$ -	$ -	$ 283	$ 123	$ 788	$ -	$ -
Real estate:
Consumer mortgages	1,743	1,743	489	3,059	4,037	11	24
Home equity	432	432	23	337	593	-	2
Agricultural	-	-	-	39	439	-	2
Commercial and industrial-owner occupied	3,028	3,090	1,119	4,417	5,434	18	52
Construction, acquisition and development	6,520	6,666	1,637	5,087	8,692	9	63
Commercial real estate	7,273	12,253	292	12,008	13,033	4	51
All other	-	-	-	-	-	-	-
Total	$ 18,996	$ 24,184	$ 3,843	$ 25,070	$ 33,016	$ 42	$ 194

Total:
Commercial and industrial	$ 2,861	$ 3,244	$ 283	$ 2,991	$ 3,580	$ 6	$ 10
Real estate:
Consumer mortgages	9,660	12,441	489	12,838	14,078	31	72
Home equity	1,305	1,343	23	1,031	1,600	1	6
Agricultural	3,622	4,219	-	3,669	4,248	-	6
Commercial and industrial-owner occupied	12,742	15,263	1,119	11,931	13,740	41	112
Construction, acquisition and development	23,186	31,692	1,637	24,795	38,904	26	152
Commercial real estate	25,886	37,977	292	30,908	40,546	37	191
All other	483	776	-	489	786	2	6
Total	$ 79,745	$ 106,955	$ 3,843	$ 88,652	$ 117,482	$ 144	$ 555

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Commercial and industrial	$ 2,557	$ 4,169	$ -	$ 2,779	$ 12
Real estate:
Consumer mortgages	11,307	15,464	-	11,762	77
Home equity	934	1,078	-	858	6
Agricultural	4,435	6,292	-	3,527	8
Commercial and industrial-owner occupied	13,018	16,551	-	12,674	123
Construction, acquisition and development	47,982	69,331	-	54,085	324
Commercial real estate	33,952	45,722	-	19,824	199
All other	1,544	2,165	-	848	9
Total	$ 115,729	$ 160,772	$ -	$ 106,357	$ 758

With an allowance:
Commercial and industrial	$ 2,288	$ 2,288	$ 1,241	$ 5,368	$ 38
Real estate:
Consumer mortgages	3,800	3,914	1,103	10,323	88
Home equity	446	446	111	569	5
Agricultural	947	947	92	1,468	12
Commercial and industrial-owner occupied	3,702	4,737	864	9,977	65
Construction, acquisition and development	13,353	16,257	4,350	45,582	377
Commercial real estate	16,461	16,709	2,720	16,953	204
All other	2	2	60	324	3
Total	$ 40,999	$ 45,300	$ 10,541	$ 90,564	$ 792

Total:
Commercial and industrial	$ 4,845	$ 6,457	$ 1,241	$ 8,147	$ 50
Real estate:
Consumer mortgages	15,107	19,378	1,103	22,085	165
Home equity	1,380	1,524	111	1,427	11
Agricultural	5,382	7,239	92	4,995	20
Commercial and industrial-owner occupied	16,720	21,288	864	22,651	188
Construction, acquisition and development	61,335	85,588	4,350	99,667	701
Commercial real estate	50,413	62,431	2,720	36,777	403
All other	1,546	2,167	60	1,172	12
Total	$ 156,728	$ 206,072	$ 10,541	$ 196,921	$ 1,550

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type as of and for the three months and nine months ended September 30, 2013 and as of and for the year ended December 31, 2012:

	September 30, 2013
		Unpaid		Average Recorded Investment		Interest Income Recognized
	Recorded	Principal	Related	Three months	Nine months	Three months	Nine months
	Investment	Balance of	Allowance	ended	ended	ended	ended
	in Impaired	Impaired	for Credit	September 30,	September 30,	September 30,	September 30,
	Loans	Loans	Losses	2013	2013	2013	2013

	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	2,638	4,147	-	3,916	5,675	6	25
Recreation and all other loans	744	790	-	750	872	-	1
Commercial construction	126	464	-	126	2,060	-	1
Commercial acquisition and development	7,579	8,664	-	8,572	10,164	5	35
Residential acquisition and development	5,579	10,961	-	6,344	11,441	6	27
Total	$ 16,666	$ 25,026	$ -	$ 19,708	$ 30,212	$ 17	$ 89

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	-	-	-	86	442	-	3
Recreation and all other loans	-	-	-	-	-	-	-
Commercial construction	1,461	1,461	629	476	672	3	11
Commercial acquisition and development	2,539	2,620	244	1,636	1,607	2	10
Residential acquisition and development	2,520	2,585	764	2,889	5,971	4	39
Total	$ 6,520	$ 6,666	$ 1,637	$ 5,087	$ 8,692	$ 9	$ 63

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	2,638	4,147	-	4,002	6,117	6	28
Recreation and all other loans	744	790	-	750	872	-	1
Commercial construction	1,587	1,925	629	602	2,732	3	12
Commercial acquisition and development	10,118	11,284	244	10,208	11,771	7	45
Residential acquisition and development	8,099	13,546	764	9,233	17,412	10	66
Total	$ 23,186	$ 31,692	$ 1,637	$ 24,795	$ 38,904	$ 26	$ 152

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized

	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	8,475	13,586	-	8,070	53
Recreation and all other loans	1,117	1,335	-	623	5
Commercial construction	5,714	6,646	-	3,585	51
Commercial acquisition and development	13,753	15,786	-	12,145	63
Residential acquisition and development	18,923	31,978	-	29,662	152
Total	$ 47,982	$ 69,331	$ -	$ 54,085	$ 324

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,130	1,475	290	4,094	29
Recreation and all other loans	-	-	-	69	-
Commercial construction	-	-	-	1,255	15
Commercial acquisition and development	1,711	1,960	563	9,206	74
Residential acquisition and development	10,512	12,822	3,497	30,958	259
Total	$ 13,353	$ 16,257	$ 4,350	$ 45,582	$ 377

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	9,605	15,061	290	12,164	82
Recreation and all other loans	1,117	1,335	-	692	5
Commercial construction	5,714	6,646	-	4,840	66
Commercial acquisition and development	15,464	17,746	563	21,351	137
Residential acquisition and development	29,435	44,800	3,497	60,620	411
Total	$ 61,335	$ 85,588	$ 4,350	$ 99,667	$ 701

Loans considered impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“FASB ASC 310”), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at September 30, 2013 and December 31, 2012 was $79.7 million and $156.7 million, respectively.  At September 30, 2013 and December 31, 2012, $19.0 million and $41.0 million, respectively, of those impaired loans had a valuation allowance of $3.8 million and $10.5 million, respectively.  The remaining balance of impaired loans of $60.7 million and $115.7 million at September 30, 2013 and December 31, 2012, respectively, were charged down to fair value, less estimated selling costs which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as troubled debt restructurings (“TDRs”) totaled $25.0 million and $47.3 million at September 30, 2013 and December 31, 2012, respectively.  The average recorded investment in impaired loans was $88.7 million and $117.5 million for the three months and nine months ended September 30, 2013, respectively, and $196.9 million for the year ended December 31, 2012.

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

	September 30,		December 31,
	2013	2012	2012

	(In thousands)

Non-accrual loans and leases	$ 121,353	$ 219,738	$ 207,241
Loans and leases 90 days or more past due, still accruing	1,479	1,442	1,210
Restructured loans and leases still accruing	21,502	26,147	25,099
Total non-performing loans and leases	$ 144,334	$ 247,327	$ 233,550

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless such loan or lease is both well-secured and in the process of collection.  At September 30, 2013, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class as of the dates indicated:

	September 30,		December 31,
	2013	2012	2012

	(In thousands)
Commercial and industrial	$ 5,498	$ 8,674	$ 9,311
Real estate
Consumer mortgages	30,569	35,599	36,133
Home equity	3,287	3,471	3,497
Agricultural	4,086	7,190	7,587
Commercial and industrial-owner occupied	18,138	27,059	20,910
Construction, acquisition and development	26,127	92,351	66,635
Commercial real estate	31,468	40,514	57,656
Credit cards	196	465	415
All other	1,984	4,415	5,097
Total	$ 121,353	$ 219,738	$ 207,241

In the normal course of business, management will sometimes grant concessions, which would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  Other conditions that warrant a loan being considered a TDR include reductions in interest rates to below market rates due to bankruptcy plans or by the bank in an attempt to assist the borrower in working through liquidity problems.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDRs recorded as nonaccrual loans may generally be returned to accrual status in periods after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower in accordance with the terms of the restructured loan and the interest rate at the time of restructure was at or above market for a comparable loan.  During the third quarter of 2013, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the periods indicated:

	Three months ended September 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	1	$ 835	$ 835
Real estate
Consumer mortgages	10	452	451
Commercial and industrial-owner occupied	2	2,234	2,231
Commercial real estate	3	1,406	1,403
All other	3	1,112	1,112
Total	19	$ 6,039	$ 6,032

	Nine months ended September 30, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment

	(Dollars in thousands)
Commercial and industrial	3	$ 919	$ 919
Real estate
Consumer mortgages	16	1,233	1,231
Home equity	1	15	-
Commercial and industrial-owner occupied	7	3,361	3,358
Construction, acquisition and development	12	2,568	2,546
Commercial real estate	4	1,574	1,570
All other	3	1,112	1,112
Total	46	$ 10,782	$ 10,736

	Year ended December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 1,686	$ 1,348
Real estate
Consumer mortgages	38	9,875	9,109
Agricultural	2	853	861
Commercial and industrial-owner occupied	30	14,367	13,741
Construction, acquisition and development	37	21,583	21,159
Commercial real estate	12	8,159	8,132
All other	9	1,855	1,692
Total	136	$ 58,378	$ 56,042

The tables below summarize TDRs within the previous 12 months for which there was a payment default during the period indicated (i.e., 30 days or more past due at any given time during the period indicated).

	Three months ended September 30, 2013
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Real estate
Consumer mortgages	2	$ 129
Commercial and industrial-owner occupied	2	464
Construction, acquisition and development	1	351
Total	5	$ 944

	Nine months ended September 30, 2013
	Number of	Recorded
	Contracts	Investment

	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	7	580
Commercial and industrial-owner occupied	5	730
Construction, acquisition and development	3	1,874
Commercial real estate	3	3,534
All other	1	1
Total	22	$ 6,848

	Year ended December 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$ 179
Real estate
Consumer mortgages	18	2,096
Agricultural	1	170
Commercial and industrial-owner occupied	11	2,659
Construction, acquisition and development	21	5,503
Commercial real estate	4	2,525
All other	1	7
Total	58	$ 13,139

NOTE 3 – ALLOWANCE FOR CREDIT LOSSES

The following tables summarize the changes in the allowance for credit losses by segment and class for the periods indicated:

	Nine months ended
	September 30, 2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 23,286	$ (3,835)	$ 2,156	$ (2,275)	$ 19,332
Real estate
Consumer mortgages	35,966	(7,724)	3,332	4,793	36,367
Home equity	6,005	(1,182)	510	327	5,660
Agricultural	3,301	(498)	181	(182)	2,802
Commercial and industrial-owner occupied	20,178	(2,814)	1,990	(1,640)	17,714
Construction, acquisition and development	21,905	(4,961)	2,199	(6,218)	12,925
Commercial real estate	40,081	(9,302)	4,194	9,815	44,788
Credit cards	3,611	(1,757)	496	1,232	3,582
All other	10,133	(1,791)	814	1,648	10,804
Total	$ 164,466	$ (33,864)	$ 15,872	$ 7,500	$ 153,974

	Year ended
	December 31, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period

	(In thousands)
Commercial and industrial	$ 20,724	$ (12,362)	$ 7,096	$ 7,828	$ 23,286
Real estate
Consumer mortgages	36,529	(13,122)	1,836	10,723	35,966
Home equity	8,630	(2,721)	496	(400)	6,005
Agricultural	3,921	(1,240)	126	494	3,301
Commercial and industrial-owner occupied	21,929	(9,015)	2,696	4,568	20,178
Construction, acquisition and development	45,562	(33,085)	8,407	1,021	21,905
Commercial real estate	39,444	(12,728)	8,538	4,827	40,081
Credit cards	4,021	(2,221)	527	1,284	3,611
All other	14,358	(2,904)	1,024	(2,345)	10,133
Total	$ 195,118	$ (89,398)	$ 30,746	$ 28,000	$ 164,466

	Nine months ended
	September 30, 2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 20,724	$ (10,188)	$ 3,589	$ 7,580	$ 21,705
Real estate
Consumer mortgages	36,529	(9,333)	1,017	3	28,216
Home equity	8,630	(1,657)	430	(1,482)	5,921
Agricultural	3,921	(784)	116	(599)	2,654
Commercial and industrial-owner occupied	21,929	(7,594)	2,135	2,849	19,319
Construction, acquisition and development	45,562	(27,799)	6,786	7,993	32,542
Commercial real estate	39,444	(8,702)	6,330	5,099	42,171
Credit cards	4,021	(1,690)	383	455	3,169
All other	14,358	(1,927)	789	102	13,322
Total	$ 195,118	$ (69,674)	$ 21,575	$ 22,000	$ 169,019

The following tables provide the allowance for credit losses by segment, class and impairment status as of the dates indicated::

	September 30, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 2,861	$ 283	$ 19,049	$ 19,332
Real estate
Consumer mortgages	9,660	489	35,878	36,367
Home equity	1,305	23	5,637	5,660
Agricultural	3,622	-	2,802	2,802
Commercial and industrial-owner occupied	12,742	1,119	16,595	17,714
Construction, acquisition and development	23,186	1,637	11,288	12,925
Commercial real estate	25,886	292	44,496	44,788
Credit cards	-	-	3,582	3,582
All other	483	-	10,804	10,804
Total	$ 79,745	$ 3,843	$ 150,131	$ 153,974

	December 31, 2012
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance

	(In thousands)
Commercial and industrial	$ 4,845	$ 1,241	$ 22,045	$ 23,286
Real estate
Consumer mortgages	15,107	1,103	34,863	35,966
Home equity	1,380	111	5,894	6,005
Agricultural	5,382	92	3,209	3,301
Commercial and industrial-owner occupied	16,720	864	19,314	20,178
Construction, acquisition and development	61,335	4,350	17,555	21,905
Commercial real estate	50,413	2,720	37,361	40,081
Credit cards	-	-	3,611	3,611
All other	1,546	60	10,073	10,133
Total	$ 156,728	$ 10,541	$ 153,925	$ 164,466

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.  As a result of the Company individually evaluating loans of $500,000 or more that are 60 or more days past due for impairment, further review of remaining loans collectively, as well as the corresponding potential allowance, would be immaterial in the opinion of management.

NOTE 4 – OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the periods indicated:

	Nine months ended		Year ended
	September 30,		December 31,
	2013	2012	2012

	(In thousands)
Balance at beginning of period	$ 103,248	$ 173,805	$ 173,805
Additions to foreclosed properties
New foreclosed properties	21,397	23,938	32,389
Reductions in foreclosed properties
Sales	(42,785)	(53,328)	(81,220)
Writedowns	(5,007)	(16,204)	(21,726)
Balance at end of period	$ 76,853	$ 128,211	$ 103,248

The following tables present the OREO by geographical location, segment and class as of the dates indicated:

	September 30, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 251	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 251
Real estate
Consumer mortgages	1,886	634	1,876	-	543	186	60	108	5,293
Home equity	442	58	-	-	-	175	-	-	675
Agricultural	907	-	216	-	1,153	1,835	-	-	4,111
Commercial and industrial-owner occupied	246	112	1,118	-	348	-	105	-	1,929
Construction, acquisition and development	15,820	741	11,749	400	24,941	7,680	57	242	61,630
Commercial real estate	352	316	569	-	980	150	140	-	2,507
All other	-	58	132	98	28	14	94	33	457
Total	$ 19,904	$ 1,919	$ 15,660	$ 498	$ 27,993	$ 10,040	$ 456	$ 383	$ 76,853

* Excludes the Greater Memphis Area.

	December 31, 2012
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 395	$ -	$ 106	$ -	$ -	$ -	$ -	$ -	$ 501
Real estate
Consumer mortgages	1,714	173	2,220	-	961	624	760	3,665	10,117
Home equity	-	-	-	-	-	-	-	-	-
Agricultural	856	-	99	-	1,089	2,169	212	-	4,425
Commercial and industrial-owner occupied	155	146	1,602	-	2,630	66	146	-	4,745
Construction, acquisition and development	13,610	1,430	15,659	734	35,717	9,535	1,844	448	78,977
Commercial real estate	478	1,420	3	263	819	76	176	-	3,235
All other	46	16	227	92	734	12	89	32	1,248
Total	$ 17,254	$ 3,185	$ 19,916	$ 1,089	$ 41,950	$ 12,482	$ 3,227	$ 4,145	$ 103,248
* Excludes the Greater Memphis Area.

	September 30, 2012
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$ 411	$ 94	$ 105	$ -	$ 797	$ -	$ -	$ -	$ 1,407
Real estate
Consumer mortgages	2,621	251	2,645	71	1,350	634	290	4,084	11,946
Home equity	-	-	216	-	-	-	-	-	216
Agricultural	876	-	-	-	1,130	2,303	-	-	4,309
Commercial and industrial-owner occupied	533	69	1,510	-	375	50	146	-	2,683
Construction, acquisition and development	16,953	1,647	15,800	880	41,732	13,929	2,163	523	93,627
Commercial real estate	826	1,548	2,219	362	7,014	245	226	-	12,440
All other	46	16	224	113	1,152	-	-	32	1,583
Total	$ 22,266	$ 3,625	$ 22,719	$ 1,426	$ 53,550	$ 17,161	$ 2,825	$ 4,639	$ 128,211
* Excludes the Greater Memphis Area.

The Company incurred total foreclosed property expenses of $3.3 million and $8.8 million for the three months ended September 30, 2013 and 2012, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $2.1 million and $7.0 million for the three months ended September 30, 2013 and 2012, respectively.  The Company incurred total foreclosed property expenses of $8.9 million and $27.4 million for the nine months ended September 30, 2013 and 2012, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $5.3 million and $20.4 million for the nine months ended September 30, 2013 and 2012, respectively.

 NOTE 5 – SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,512,554	$ 11,921	$ 5,016	$ 1,519,459
Government agency issued residential
mortgage-backed securities	265,163	4,673	1,469	268,367
Government agency issued commercial
mortgage-backed securities	238,489	2,026	11,103	229,412
Obligations of states and political subdivisions	516,784	14,749	2,644	528,889
Other	6,935	1,094	-	8,029
Total	$ 2,539,925	$ 34,463	$ 20,232	$ 2,554,156

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Government agencies	$ 1,380,979	$ 21,081	$ 64	$ 1,401,996
Government agency issued residential
mortgage-backed securities	358,677	8,457	259	366,875
Government agency issued commercial
mortgage-backed securities	87,314	4,266	135	91,445
Obligations of states and political subdivisions	531,940	34,049	116	565,873
Other	7,052	791	-	7,843
Total	$ 2,365,962	$ 68,644	$ 574	$ 2,434,032

Gross gains of approximately $43,000 and gross losses of approximately $26,000 were recognized on available-for-sale securities during the first nine months of 2013, while gross gains of approximately $329,000 and gross losses of approximately $39,000 were recognized during the first nine months of 2012.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2013 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

	September 30, 2013
		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield

	(Dollars in thousands)
Maturing in one year or less	$ 518,661	$ 521,825	1.62%
Maturing after one year through five years	1,132,003	1,138,516	1.33
Maturing after five years through ten years	161,230	165,642	5.74
Maturing after ten years	224,379	230,394	5.92
Mortgage-backed securities	503,652	497,779	2.04
Total	$ 2,539,925	$ 2,554,156

The following tables summarize information pertaining to temporarily impaired available-for-sale securities with continuous unrealized loss positions at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 396,667	$ 5,016	$ -	$ -	$ 396,667	$ 5,016
Government agency issued residential
mortgage-backed securities	74,939	1,319	4,749	150	79,688	1,469
Government agency issued commercial
mortgage-backed securities	190,975	10,900	10,606	203	201,581	11,103
Obligations of states and
political subdivisions	102,323	2,597	773	47	103,096	2,644
Other	-	-	-	-	-	-
Total	$ 764,904	$ 19,832	$ 16,128	$ 400	$ 781,032	$ 20,232

	December 31, 2012
	Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(In thousands)
U.S. Government agencies	$ 47,395	$ 64	$ -	$ -	$ 47,395	$ 64
Government agency issued residential
mortgage-backed securities	55,939	145	2,839	114	58,778	259
Government agency issued commercial
mortgage-backed securities	26,239	135	-	-	26,239	135
Obligations of states and
political subdivisions	9,247	73	313	43	9,560	116
Other	-	-	-	-	-	-
Total	$ 138,820	$ 417	$ 3,152	$ 157	$ 141,972	$ 574

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management has no intent to sell these securities, and it is more likely than not that the Company would not be required to sell the securities prior to recovery of costs. Therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded during the first nine months of 2013.

NOTE 6 – PER SHARE DATA

Basic earnings per share (“EPS”) are calculated using the two-class method.  The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic

EPS.  Diluted EPS is computed using the weighted-average number of shares determined for the basic EPS computation plus the shares resulting from the assumed exercise of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 1.6 million and 1.8 million shares of Company common stock with a weighted average exercise price of $23.42 and $23.40  per share for the three months and nine months ended September 30, 2013, respectively, were excluded from diluted shares.  There were no antidilutive other equity awards for the three months and nine months ended September 30, 2013.  Weighted-average antidilutive stock options to purchase 2.9 million shares of Company common stock for both the three months and nine months ended September 30, 2012, with a weighted average exercise price of $20.59 and $20.67 per share for the three months and nine months ended September 30, 2012, respectively, were excluded from diluted shares. Antidilutive other equity awards of approximately 50,000 and 17,000 shares of Company common stock for the three months and nine months ended September 30, 2012, respectively, were also excluded from diluted shares.   The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods shown:

	Three months ended September 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 24,857	95,201	$ 0.26	$ 23,825	94,438	$ 0.25
Effect of dilutive share-
based awards	-	318		-	91

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 24,857	95,519	$ 0.26	$ 23,825	94,529	$ 0.25

	Nine months ended September 30,
	2013			2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	(In thousands, except per share amounts)
Income available to common
shareholders	$ 66,417	94,991	$ 0.70	$ 67,315	93,534	$ 0.72
Effect of dilutive share-
based awards	-	236		-	79

Diluted EPS
Income available to common
shareholders plus assumed
exercise of all outstanding
share-based awards	$ 66,417	95,227	$ 0.70	$ 67,315	93,613	$ 0.72

NOTE 7 – COMPREHENSIVE INCOME

The following tables present the components of other comprehensive (loss) income and the related tax effects allocated to each component for the periods indicated:

	Three months ended September 30,
	2013			2012
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising during
holding period	$ (1,439)	$ 554	$ (885)	$ 6,820	$ (2,613)	$ 4,207
Reclassification adjustment for
net losses (gains) realized in net income (1)	5	(1)	4	(39)	15	(24)
Recognized employee benefit plan
net periodic benefit cost (2)	1,337	(512)	825	704	(269)	435
Other comprehensive (loss) income	$ (97)	$ 41	$ (56)	$ 7,485	$ (2,867)	$ 4,618
Net income			24,857			23,825
Comprehensive income			$ 24,801			$ 28,443

	Nine months ended September 30,
	2013			2012
	Before		Net	Before		Net
	tax	Tax	of tax	tax	Tax	of tax
	amount	effect	amount	amount	effect	amount

Net unrealized (losses) gains on available-for-	(In thousands)
sale securities:
Unrealized (losses) gains arising
during holding period	$ (53,820)	$ 20,610	$ (33,210)	$ 10,519	$ (4,034)	$ 6,485
Reclassification adjustment for
net gains realized in net income (1)	(17)	7	(10)	(290)	111	(179)
Recognized employee benefit plan
net periodic benefit cost (2)	4,011	(1,534)	2,477	3,088	(1,181)	1,907
Other comprehensive (loss) income	$ (49,826)	$ 19,083	$ (30,743)	$ 13,317	$ (5,104)	$ 8,213
Net income			66,417			67,315
Comprehensive income			$ 35,674			$ 75,528

 (1)  Reclassification adjustments for net gains (losses) on available-for-sale securities are reported as net security gains (losses) on the consolidated statements of income.

(2)  Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Note 9 - Pension Benefits.

 NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amounts of goodwill by operating segment for the nine months ended September 30, 2013 were as follows:

	Community	Insurance
	Banking	Agencies	Total

(In thousands)
Balance as of December 31, 2012	$ 217,618	$ 57,555	$ 275,173
Goodwill recorded during the period	-	-	-
Purchase accounting adjustments	-	-	-
Balance as of September 30, 2013	$ 217,618	$ 57,555	$ 275,173

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the first nine months of 2013 that indicated the necessity of an earlier goodwill impairment assessment.

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

The following tables present information regarding the components of the Company’s identifiable intangible assets for the dates and periods indicated:

	As of		As of
	September 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,115	$ 27,801	$ 21,674
Customer relationship intangibles	36,239	27,695	36,239	26,098
Non-solicitation intangibles	525	264	525	151
Total	$ 64,565	$ 50,074	$ 64,565	$ 47,923

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 141	$ 235	$ 441	$ 712
Customer relationship intangibles	507	579	1,597	1,588
Non-solicitation intangibles	38	47	113	66
Total	$ 686	$ 861	$ 2,151	$ 2,366

 The following table presents information regarding estimated amortization expense on the Company’s amortizable identifiable intangible assets for the year ending December 31, 2013 and the succeeding four years:

		Customer	Non-
	Core Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total

Estimated Amortization Expense:	(In thousands)
For year ending December 31, 2013	$ 582	$ 2,101	$ 150	$ 2,833
For year ending December 31, 2014	526	1,820	150	2,496
For year ending December 31, 2015	487	1,497	75	2,059
For year ending December 31, 2016	451	1,161	-	1,612
For year ending December 31, 2017	419	992	-	1,411

NOTE 9 – PENSION BENEFITS

The following table presents the components of net periodic benefit costs for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In thousands)
Service cost	$ 2,684	$ 2,068	$ 8,052	$ 7,252
Interest cost	2,053	1,934	6,159	6,078
Expected return on assets	(2,743)	(2,765)	(8,229)	(8,447)
Amortization of unrecognized transition amount	5	3	15	13
Recognized prior service cost	(192)	(192)	(576)	(576)
Recognized net loss	1,524	893	4,572	3,651
Net periodic benefit costs	$ 3,331	$ 1,941	$ 9,993	$ 7,971

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

In February 2013, the FASB issued an ASU regarding the reporting of amounts reclassified out of accumulated other comprehensive income.  This ASU requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their interim and annual financial statements in a single note or on the face of the financial statements.  This ASU is effective for interim and annual periods beginning after December 15, 2012.  The adoption of this ASU affected disclosures only and did not have an impact on the financial position and results of operations of the Company.

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

Results of operations and selected financial information by operating segment for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total
	(In thousands)
Three months ended September 30, 2013:
Results of Operations
Net interest revenue	$ 93,404	$ 41	$ 6,796	$ 100,241
Provision for credit losses	95	-	405	500
Net interest revenue after provision for credit losses	93,309	41	6,391	99,741
Noninterest revenue	27,443	24,878	10,193	62,514
Noninterest expense	80,733	21,515	27,149	129,397
Income (loss) before income taxes	40,019	3,404	(10,565)	32,858
Income tax expense (benefit)	10,180	1,542	(3,721)	8,001
Net income (loss)	$ 29,839	$ 1,862	$ (6,844)	$ 24,857
Selected Financial Information
Total assets at end of period	$ 9,773,134	$ 186,003	$ 2,957,016	$ 12,916,153
Depreciation and amortization	5,658	858	$ 728	7,244

Three months ended September 30, 2012:
Results of Operations
Net interest revenue	$ 96,981	$ 62	$ 6,336	$ 103,379
Provision for credit losses	5,726	-	274	6,000
Net interest revenue after provision for credit losses	91,255	62	6,062	97,379
Noninterest revenue	28,826	23,461	18,133	70,420
Noninterest expense	84,672	20,721	28,395	133,788
Income (loss) before income taxes	35,409	2,802	(4,200)	34,011
Income tax expense (benefit)	11,150	1,147	(2,111)	10,186
Net income (loss)	$ 24,259	$ 1,655	$ (2,089)	$ 23,825
Selected Financial Information
Total assets at end of period	$ 10,085,948	$ 176,027	$ 2,973,762	$ 13,235,737
Depreciation and amortization	5,973	953	732	7,658

			General
	Community	Insurance	Corporate
	Banking	Agencies	and Other	Total

	(In thousands)
Nine months ended September 30, 2013
Results of Operations
Net interest revenue	$ 278,373	$ 131	$ 18,028	$ 296,532
Provision for credit losses	6,334	-	1,166	7,500
Net interest revenue after provision for credit losses	272,039	131	16,862	289,032
Noninterest revenue	80,670	77,202	52,069	209,941
Noninterest expense	248,494	64,913	93,612	407,019
Income (loss) before income taxes	104,215	12,420	(24,681)	91,954
Income tax expense (benefit)	33,830	3,619	(11,912)	25,537
Net income (loss)	$ 70,385	$ 8,801	$ (12,769)	$ 66,417
Selected Financial Information
Total assets at end of period	$ 9,773,134	$ 186,003	$ 2,957,016	$ 12,916,153
Depreciation and amortization	17,174	2,637	2,214	22,025

Nine months ended September 30, 2012
Results of Operations
Net interest revenue	$ 294,720	$ 211	$ 18,799	$ 313,730
Provision for credit losses	20,242	-	1,758	22,000
Net interest revenue after provision for credit losses	274,478	211	17,041	291,730
Noninterest revenue	85,536	69,516	54,196	209,248
Noninterest expense	263,236	58,882	83,856	405,974
Income (loss) before income taxes	96,778	10,845	(12,619)	95,004
Income tax expense (benefit)	30,054	4,370	(6,735)	27,689
Net income (loss)	$ 66,724	$ 6,475	$ (5,884)	$ 67,315
Selected Financial Information
Total assets at end of period	$ 10,085,948	$ 176,027	$ 2,973,762	$ 13,235,737
Depreciation and amortization	17,835	2,669	2,198	22,702

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

	September 30,		December 31,
	2013	2012	2012

	(Dollars in thousands)
Unpaid principal balance	$ 5,543,619	$ 4,841,075	$ 5,058,912
Weighted-average prepayment speed (CPR)	11.4	18.4	17.1
Discount rate (annual percentage)	10.3	10.8	10.8
Weighted-average coupon interest rate (percentage)	4.2	4.5	4.4
Weighted-average remaining maturity (months)	308.0	307.0	307.0
Weighted-average servicing fee (basis points)	26.7	27.4	27.1

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

The Company has only one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the periods indicated:

	2013	2012

	(In thousands)
Fair value as of January 1	$ 37,882	$ 30,174
Additions:
Origination of servicing assets	12,106	13,385
Changes in fair value:
Due to payoffs/paydowns	(5,004)	(5,644)
Due to change in valuation inputs or assumptions
used in the valuation model	6,049	(3,346)
Other changes in fair value	(8)	(7)
Fair value as of September 30	$ 51,025	$ 34,562

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $3.7 million and $3.2 million and late and other ancillary fees of approximately  $335,000 and $361,000  for the three months ended September 30, 2013 and 2012, respectively.  The Company recorded contractual servicing fees of $10.8 million and $9.5 million and late and other ancillary fees of $1.0 million for both the nine months ended September 30, 2013 and 2012.

NOTE 13 – DERIVATIVE INSTRUMENTS AND OFFSETTING ASSETS AND LIABILITIES

The derivatives held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At September 30, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $120.7 million with a carrying value and fair value reflecting a loss of $2.2 million.  At September 30, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $220.9 million with a carrying value and fair value reflecting a loss of $4.4 million.  At September 30, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $88.5 million with a carrying value and fair value reflecting a gain of approximately $2.3 million.  At September 30, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $251.5 million with a carrying value and fair value reflecting a gain of $7.1 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of September 30, 2013, the notional amount of customer related derivative financial instruments was $438.0 million with an average maturity of 55 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of September 30, 2012, the notional amount of customer related derivative financial instruments was $483.0 million with an average maturity of 60 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.8%.

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

The following table presents components of financial instruments eligible for offsetting for the periods indicated:

	September 30, 2013
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 2,283	$ -	$ 2,283	$ -	$ -	$ 2,283
Loan/lease interest rate swaps	33,130	-	33,130	-	-	33,130
Total financial assets	$ 35,413	$ -	$ 35,413	$ -	$ -	$ 35,413

Financial liabilities:
Derivatives:
Forward commitments	$ 2,257	$ -	$ 2,257	$ -	$ -	$ 2,257
Loan/lease interest rate swaps	33,130	-	33,130	-	(33,130)	-
Repurchase arrangements	418,623	-	418,623	(418,623)	-	-
Total financial liabilities	$ 454,010	$ -	$ 454,010	$ (418,623)	$ (33,130)	$ 2,257

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

	September 30, 2012
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 7,065	$ -	$ 7,065	$ -	$ -	$ 7,065
Loan/lease interest rate swaps	55,706	-	55,706	-	-	55,706
Total financial assets	$ 62,771	$ -	$ 62,771	$ -	$ -	$ 62,771

Financial liabilities:
Derivatives:
Forward commitments	$ 4,371	$ -	$ 4,371	$ -	$ -	$ 4,371
Loan/lease interest rate swaps	55,706	-	55,706	-	(55,706)	-
Repurchase arrangements	377,676	-	377,676	(377,676)	-	-
Total financial liabilities	$ 437,753	$ -	$ 437,753	$ (377,676)	$ (55,706)	$ 4,371

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.53% to 3.7%.  The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Off-Balance sheet financial instruments.  The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.  The Company has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material.  The Company classifies the estimated fair value of credit-related financial instruments as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,519,459	$ -	$ 1,519,459
Government agency issued residential
mortgage-backed securities	-	268,367	-	268,367
Government agency issued commercial
mortgage-backed securities	-	229,412	-	229,412
Obligations of states and
political subdivisions	-	528,889	-	528,889
Other	1,048	6,981	-	8,029
Mortgage servicing rights	-	-	51,025	51,025
Derivative instruments	-	-	35,004	35,004
Total	$ 1,048	$ 2,553,108	$ 86,029	$ 2,640,185
Liabilities:
Derivative instruments	$ -	$ -	$ 35,386	$ 35,386

	September 30, 2012
	Level 1	Level 2	Level 3	Total

Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,472,747	$ -	$ 1,472,747
Government agency issued residential
mortgage-backed securities	-	338,230	-	338,230
Government agency issued commercial
mortgage-backed securities	-	90,306	-	90,306
Obligations of states and
political subdivisions	-	574,559	-	574,559
Other	672	7,092	-	7,764
Mortgage servicing rights	-	-	34,562	34,562
Derivative instruments	-	-	62,088	62,088
Total	$ 672	$ 2,482,934	$ 96,650	$ 2,580,256
Liabilities:
Derivative instruments	$ -	$ -	$ 60,077	$ 60,077

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine-month periods ended September 30, 2013 and 2012:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Year to date net gains (losses) included in:
Net income (loss)	1,037	(3,293)	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	12,106	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2013	$ 51,025	$ (382)	$ -
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at September 30, 2013	$ (240)	$ (7,245)	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities

(In thousands)
Balance at December 31, 2011	$ 30,174	$ 342	$ -
Year to date net gains (losses) included in:
Net (loss) income	(8,997)	1,669	-
Other comprehensive income	-	-	-
Purchases, sales, issuances and settlements, net	13,385	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at September 30, 2012	$ 34,562	$ 2,011	$ -
Net unrealized losses included in net income for the
quarter relating to assets and liabilities held at September 30, 2012	$ (3,206)	$ (811)	$ -

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and 2012:

	September 30, 2013
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 77,114	$ -	$ 77,114	$ -
Impaired loans	-	-	79,745	79,745	(3,843)
Other real estate owned	-	-	76,853	76,853	(20,332)

	September 30, 2012
					Total
	Level 1	Level 2	Level 3	Total	Losses

Assets:	(In thousands)
Loans held for sale	$ -	$ 129,408	$ -	$ 129,408	$ -
Impaired loans	-	-	176,139	176,139	(18,205)
Other real estate owned	-	-	128,211	128,211	(26,216)

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

The Company’s off-balance sheet commitments including letters of credit, which totaled $105.4 million at September 30, 2013, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The following table presents carrying and fair value information of financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets:	(In thousands)
Cash and due from banks	$ 199,464	$ 199,464	$ 223,814	$ 223,814
Interest bearing deposits with other banks	361,401	361,401	979,800	979,800
Available-for-sale securities	2,554,156	2,554,156	2,434,032	2,434,032
Net loans and leases	8,619,141	8,851,004	8,472,523	8,546,810
Loans held for sale	77,114	78,143	129,138	129,230

Liabilities:
Noninterest bearing deposits	2,597,762	2,597,762	2,545,169	2,545,169
Savings and interest bearing deposits	5,713,586	5,713,586	5,945,281	5,945,281
Other time deposits	2,406,598	2,430,422	2,597,696	2,634,099
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	418,623	412,724	414,611	414,399
Long-term debt and other borrowings	114,990	116,433	193,867	205,072

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	(2,250)	(2,250)	(536)	(536)
Commitments to fund fixed rate
mortgage loans	2,276	2,276	4,081	4,081
Interest rate swap position to receive	32,720	32,720	51,517	51,517
Interest rate swap position to pay	(33,130)	(33,130)	(52,154)	(52,154)

NOTE 15 – OTHER NONINTEREST REVENUE AND EXPENSE

The following table details other noninterest revenue for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In thousands)
Annuity fees	$ 719	$ 548	$ 1,745	$ 1,825
Brokerage commissions and fees	2,005	1,782	6,166	4,999
Bank-owned life insurance	1,954	1,750	5,849	6,175
Other miscellaneous income	3,062	3,673	10,739	11,488
Total other noninterest income	$ 7,740	$ 7,753	$ 24,499	$ 24,487

The following table details other noninterest expense for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

	(In thousands)
Advertising	$ 1,210	$ 1,081	$ 3,122	$ 2,824
Foreclosed property expense	3,298	8,794	8,897	27,415
Telecommunications	2,227	2,118	6,510	6,347
Public relations	1,105	1,309	3,285	4,130
Data processing	2,772	2,312	8,023	7,520
Computer software	2,190	1,856	6,299	5,445
Amortization of intangibles	686	861	2,151	2,366
Legal fees	4,626	3,004	17,888	6,201
Postage and shipping	1,027	1,060	3,236	3,348
Other miscellaneous expense	15,577	16,501	48,215	52,431
Total other noninterest expense	$ 34,718	$ 38,896	$ 107,626	$ 118,027

NOTE 16 – COMMITMENTS AND CONTINGENT LIABILITIES

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.

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

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance will not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings, including those disclosed below, is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.4 million accrued as of September 30, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  In August 2013, the Company was informed that this investigation had been completed as to the Company and that the Atlanta Regional Office does not intend to recommend any enforcement action by the SEC.

 On May 18, 2010, the Bank was named as a defendant in a class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida wherein an order was entered certifying a class in this case.  The consolidated pretrial proceedings in the multi-district litigation court are close to completion and the case will then be remanded to the U.S. District Court for the Northern District of Florida for further proceedings.    There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

NOTE 17 – LONG-TERM DEBT

In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust.  The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities.  Both the Junior Subordinated Debt Securities and the trust preferred securities mature on January 28, 2032, and are callable at the option of the Company.  The Company redeemed the Junior Subordinated Debt Securities and the related trust preferred securities at par on August 12, 2013.  As a result of the redemption, a pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs.

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminates on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.  On August 8, 2013, the Company borrowed $50.0 million under the term loan for which the principal balance is payable in full on August 8, 2018.

NOTE 18 –  CORRECTION OF IMMATERIAL ERROR

During the quarter ended March 31, 2013, the Company identified an immaterial error in its cash flow statements for prior periods.  The Company improperly reported losses on the sale and writedowns of OREO as Investing Activities instead of as a reconciling item within Operating Activities, as well as reported unsettled trade liabilities for investment purchases as Operating Activities instead of Investing Activities.  These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements for prior periods.  The Company has deemed these changes immaterial to its consolidated financial statement taken as a whole. Please see BancorpSouth’s Form 10-Q for the period ended March 31, 2013 for changes made in cash flow statements for the years ended December 31, 2012 and December 31, 2011, as well as the period ended March 31, 2012. Also, the changes to the cash flow statement for the six months ended June 30, 2012 can be found in BancorpSouth’s Form 10Q for the period ended June 30, 2013.  The following table reflects the changes in the cash flow statements for the nine months ended September 30, 2012:

	As Originally
	Reported	Adjustment	As Adjusted
Nine months ended September 30, 2012	(In thousands)
Net cash provided by operating activities	$ 100,290	$ 9,306	109,596
Net cash provided by investing activities	206,518	(9,306)	197,212
Net cash provided by financing activities	127,584	-	127,584
Increase in cash and cash equivalents	434,392	-	434,392
Cash and cash equivalents at beginning of period	499,344	-	499,344
Cash and cash equivalents at end of period	$ 933,736	$ -	$ 933,736

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,”  “assume,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “intend,” “indicated,” “could,” or “would,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to amortization expense for intangible assets, goodwill impairments, loan impairment, utilization of appraisals and inspections for real estate loans, maturity, renewal or extension of construction, acquisition and development loans, net interest revenue, fair value determinations, the amount of the Company’s non-performing loans and leases, credit quality, credit losses, liquidity, off-balance sheet commitments and arrangements, valuation of mortgage servicing rights, allowance and provision for credit losses, continued weakness in the economic environment, early identification and resolution of credit issues, utilization of non-GAAP financial measures, the ability of the Company to collect all amounts due according to the contractual terms of loan agreements, the Company’s reserve for losses from representation and warranty obligations,  the Company’s foreclosure process related to mortgage loans, the resolution of non-performing loans that are collaterally dependent, real estate values, fully-indexed interest rates, interest rate risk, interest rate sensitivity, calculation of economic value of equity, impaired loan charge-offs, troubled debt restructurings, diversification of the Company’s revenue stream, liquidity needs and strategies, sources of funding, net interest margin, declaration and payment of dividends, future acquisitions and consideration to be used therefore, the use of proceeds from the Company’s underwritten public offering, the impact of litigation regarding debit card fees and the impact of certain claims, and pending litigation. We caution you not to place undue reliance on the forward-looking statements contained in this report, in that actual results could differ materially from those indicated in such forward-looking statements as a result of a variety of factors. These factors may include, but are not limited to, conditions in the financial markets and economic conditions generally, the adequacy of the Company’s provision and allowance for credit losses to cover actual credit losses, the credit risk associated with real estate construction, acquisition and development loans, losses resulting from the significant amount of the Company’s other real estate owned, limitations on the Company’s ability to declare and pay dividends, the impact of legal proceedings, the availability of capital on favorable terms if and when needed, liquidity risk, governmental regulation, including the Dodd Frank Act,  and supervision of the Company’s operations, the short-term and long-term impact of changes to banking capital standards on the Company’s regulatory capital and liquidity, the impact of regulations on service charges on the Company’s core deposit accounts, the susceptibility of the Company’s business to local economic and environmental conditions, the soundness of other financial institutions, changes in interest rates, the impact of monetary policies and economic factors on the Company’s ability to attract deposits or make loans, volatility in capital and credit markets, reputational risk, the impact of hurricanes or other adverse weather events, any requirement that the Company write down goodwill or other intangible assets, diversification in the types of financial services the Company offers, the Company’s ability to adapt its products and services to evolving industry standards and consumer preferences, competition with other financial services companies, risks in connection with completed or potential acquisitions, the Company’s growth strategy, interruptions or breaches in the Company’s information system security, the failure of certain third party vendors to perform, unfavorable ratings by ratings agencies, dilution caused by the Company’s issuance of any additional shares of its common stock to raise capital or acquire other banks, bank holding companies, financial holding companies and insurance agencies, other factors generally understood to affect the financial results of financial services companies and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this report.

OVERVIEW

BancorpSouth, Inc. (the “Company”) is a regional financial holding company headquartered in Tupelo, Mississippi with $12.9 billion in assets at September 30, 2013.  BancorpSouth Bank (the “Bank”), the Company’s wholly-owned banking subsidiary, has commercial banking operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida and Missouri.  The Bank’s insurance agency subsidiary also operates an office in Illinois.  The Bank and its insurance agency and brokerage subsidiaries provide commercial banking, leasing, mortgage origination and servicing, insurance, brokerage and trust services to corporate customers, local governments, individuals and other financial institutions through an extensive network of branches and offices.

Management’s discussion and analysis provides a narrative discussion of the Company’s financial condition and results of operations.  For a complete understanding of the following discussion, please refer to the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2013 and 2012 and the notes to such financial statements found under “Part I, Item 1. Financial Statements” of this report.  This discussion and analysis is based on reported financial information.  The information that follows is provided to enhance comparability of financial information between years and to provide a better understanding of the Company’s operations.

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  Generally, during the past several years, the pressures of the national and regional economic cycle have created a difficult operating environment for the financial services industry.  The Company is not immune to such pressures and the continuing economic downturn has had a negative impact on the Company and its customers in all of the markets that it serves. While this impact was reflected in the credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 as reflected by decreases in the allowance for credit losses, net charge-offs, total NPLs and total non-performing assets (“NPAs”), when compared to 2011 and 2010.  The Company’s financial condition continued to improve during the first nine months of 2013, as the allowance for credit losses, net charge-offs, total NPLs and total NPAs decreased at September 30, 2013 compared to December 31, 2012 and September 30, 2012.  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by this improvement in credit quality metrics at September 30, 2013 compared to December 31, 2012 and September 30, 2012.  Management believes, however, that future weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The Company’s debit card revenue remains relatively stable for the comparable three-month and nine-month periods.  During 2012, the Company’s debit card revenue decreased as a result of the Federal Reserve’s final rule implementing the Durbin Debt Interchange Amendment to the Dodd-Frank Act (the “Durbin Amendment”).  The Federal Reserve’s final rule implementing the Durbin Amendment has been challenged in court, including a lower court ruling adverse to the Federal Reserve’s implementation of the final rule.  The effect of this litigation, appeals therefrom, or any subsequent rule changes by the Federal Reserve are uncertain, but may impact debit card revenue in future reporting periods.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations:

SELECTED FINANCIAL DATA

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

	(Dollars in thousands, except per share data)

Earnings Summary:
Total interest revenue	$ 111,961	$ 120,750	$ 336,997	$ 369,329
Total interest expense	11,720	17,371	40,465	55,599
Net interest income	100,241	103,379	296,532	313,730
Provision for credit losses	500	6,000	7,500	22,000
Noninterest income	62,514	70,420	209,941	209,248
Noninterest expense	129,397	133,788	407,019	405,974
Income before income taxes	32,858	34,011	91,954	95,004
Income tax expense	8,001	10,186	25,537	27,689
Net income	$ 24,857	$ 23,825	$ 66,417	$ 67,315

Balance Sheet - Period-end balances:
Total assets	$ 12,916,153	$ 13,235,737	$ 12,916,153	$ 13,235,737
Total securities	2,554,156	2,483,606	2,554,156	2,483,606
Loans and leases, net of unearned income	8,773,115	8,679,969	8,773,115	8,679,969
Total deposits	10,717,946	10,974,640	10,717,946	10,974,640
Long-term debt	83,500	33,500	83,500	33,500
Total shareholders' equity	1,480,611	1,446,703	1,480,611	1,446,703

Balance Sheet-Average Balances:
Total assets	$ 12,928,505	$ 13,019,016	$ 13,106,798	$ 13,041,785
Total securities	2,598,786	2,481,201	2,578,778	2,503,278
Loans and leases, net of unearned income	8,682,966	8,716,646	8,617,699	8,747,690
Total deposits	10,745,945	10,856,524	10,923,877	10,936,173
Long-term debt	62,848	33,500	43,390	33,500
Total shareholders' equity	1,474,047	1,432,157	1,470,510	1,399,984

Common Share Data:
Basic earnings per share	$ 0.26	$ 0.25	$ 0.70	$ 0.72
Diluted earnings per share	0.26	0.25	0.70	0.72
Cash dividends per share	0.05	0.01	0.07	0.03
Book value per share	15.55	15.32	15.55	15.32
Tangible book value per share	12.50	12.22	12.50	12.22
Dividend payout ratio	19.15%	3.96%	10.03%	4.17%

Financial Ratios (Annualized):
Return on average assets	0.76%	0.73%	0.68%	0.69%
Return on average shareholders' equity	6.69	6.62	6.04	6.42
Total shareholders' equity to total assets	11.46	10.93	11.46	10.93
Tangible shareholders' equity to tangible assets	9.43	8.91	9.43	8.91
Net interest margin-fully taxable equivalent	3.45	3.55	3.40	3.62

Credit Quality Ratios (Annualized):
Net charge-offs to average loans and leases	0.35%	0.59%	0.28%	0.73%
Provision for credit losses to average loans and leases	0.02	0.28	0.12	0.34
Allowance for credit losses to net loans and leases	1.76	1.95	1.76	1.95
Allowance for credit losses to NPLs	106.68	68.34	106.68	68.34
Allowance for credit losses to NPAs	69.61	45.01	69.61	45.01
NPLs to net loans and leases	1.65	2.85	1.65	2.85
NPAs to net loans and leases	2.52	4.33	2.52	4.33

Captial Adequacy:
Tier 1 capital	13.25%	13.55%	13.25%	13.55%
Total capital	14.50	14.81	14.50	14.81
Tier 1 leverage capital	9.93	10.21	9.93	10.21

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

	September 30,
	2013	2012

	(Dollars in thousands, except per share data)
Tangible Assets:
Total assets	$ 12,916,153	$ 13,235,737
Less: Goodwill	275,173	275,173
Other identifiable intangible assets	15,179	17,932
Total tangible assets	$ 12,625,801	$ 12,942,632

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,480,611	$ 1,446,703
Less: Goodwill	275,173	275,173
Other identifiable intangible assets	15,179	17,932
Total tangible shareholders' equity	$ 1,190,259	$ 1,153,598

Total shares outstanding	95,211,602	94,440,710

Tangible shareholders' equity to tangible assets	9.43%	8.91%

Tangible book value per share	$ 12.50	$ 12.22

FINANCIAL HIGHLIGHTS

The Company reported net income of $24.9 million for the third quarter of 2013, compared to net income of $23.8 million for the same quarter of 2012.  For the first nine months of 2013, the Company reported net income of $66.4 million compared to net income of $67.3 million for the first nine months of 2012. A factor contributing to the decrease in net income for the nine months ended September 30, 2013 was the decrease in net interest income, as net interest revenue was $100.2 million for the third quarter of 2013, compared to $103.4 million for the third quarter of 2012 and was $296.5 million for the first nine months of 2013 compared to $313.7 million for the first nine months of 2012.  The decrease in net interest revenue was offset by the decrease in the provision for credit losses, as the provision in the third quarter of 2013 was $0.5 million, compared to a provision of $6.0 million for the third quarter of 2012.  The provision was $7.5 million for the first nine months of 2013 compared to $22.0 million for the first nine months of 2012.  The decrease in the provision for credit losses reflected the impact of a decrease in NPL formation during the first nine months of 2013, as NPLs decreased from $233.6 million at December 31, 2012 to $144.3 million at September 30, 2013.  Net charge-offs decreased to $7.6 million, or 0.35% of average loans and leases, during the third quarter of 2013, compared to $12.8 million, or 0.59% of average loans and leases, during the third quarter of 2012 and decreased to $18.0 million, or 0.28% of average loans and leases, for the first nine months of 2013 compared to $48.1 million, or 0.73% of average loans and leases, for the first nine months of 2012.

The impact of the economic environment continues to be evident on real estate construction, acquisition and development loans and more particularly on residential construction, acquisition and development loans.  Prior to 2012, many of these loans had become collateral-dependent, requiring recognition of an impairment loss to reflect the decline in real estate values.  During 2012 and the first nine months of 2013, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio as evidenced by the decrease in that portfolio’s nonaccrual loans by $40.5 million to $26.1 million at September 30, 2013 from $66.6 million at December 31, 2012 and a decrease of $66.2 million from $92.4 million at September 30, 2012.

The primary source of revenue for the Company is the net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue was $100.2 million for the third quarter of 2013, a decrease of $3.1 million, or 3.0%, from $103.4 million for the third quarter of 2012.  Net interest revenue was $296.5 million for the first nine months of 2013, a decrease of $17.2 million, or 5.5%, from $313.7 million for the first nine months of 2012.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  The Company’s objective is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The decrease in net interest revenue for the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 was primarily a result of the larger decrease in interest revenue than the decrease in interest expense as the yield on earning assets declined by a greater amount than that of interest-bearing liabilities.  The decline in earning asset yields was primarily a result of the balance in short-term investments which is the lowest yielding earning asset.   Yields on interest-bearing liabilities decreased as a result of the redemption of the 8.15% trust preferred securities.

Interest revenue decreased $8.8 million, or 7.3%, in the third quarter of 2013 compared to the third quarter of 2012 and decreased $32.3 million, or 8.8%, for the first nine months of 2013 compared to the first nine months of 2012.  The Company has managed to replace some loan runoff with new loan production, primarily in its Alabama, Greater Memphis Area, Texas and Louisiana markets.  The decrease in interest revenue was somewhat offset by the decrease in interest expense, as the Company experienced an increase in lower rate savings deposits and noninterest demand deposits and a decrease in higher rate other time deposits, which resulted in a decrease in interest expense of $5.7 million, or 32.5%, in the third quarter of 2013 compared to the third quarter of 2012 and a decrease of $15.1 million, or 27.2%, for the first nine months of 2013 compared to the first nine months of 2012.  The Company also redeemed the 8.15% trust preferred securities during the third quarter of 2013, which contributed to the reduction in interest expense for the third quarter and first nine months of 2013.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.  Noninterest revenue decreased $7.9 million, or 11.2%, for the third quarter of 2013 compared to the third quarter of 2012 and remained relatively stable for the first nine months of 2013 compared to the first nine months of 2012.  One of the primary contributors to the decrease in noninterest revenue for the third quarter of 2013 compared to the third quarter of 2012 was the decrease in mortgage lending revenue to $5.1 million for the third quarter of 2013 compared to $13.5 million for the third quarter of 2012.  Mortgage lending revenue also decreased to $35.4 million for the first nine months of 2013 compared to $39.7 million for the first nine months of 2012.  The decrease in mortgage lending revenue for these periods was primarily related to the decrease in mortgage origination revenue.  Mortgage origination volume decreased 43.8% to $341.9 million for the third quarter of 2013 compared to $607.9 million for the third quarter of 2012 and decreased 16.9% to $1.2 billion for the first nine months of 2013 compared to $1.4 billion for the first nine months of 2012.  The decrease in mortgage lending revenue was somewhat offset by the change in fair value of MSRs.  The fair value of MSRs decreased approximately $240,000 during the third quarter of 2013 compared to a decrease of $3.2 million during the third quarter of 2012 and increased $6.0 million for the first nine months of 2013 compared to a decrease of $3.3 million for the first nine months of 2012.  The decrease in mortgage lending revenue for the first nine months of 2013 compared to the first nine months of 2012 was more than offset by the increase in insurance commissions, which increased 9.6% to $76.3 million for the first nine months of 2013 compared to $69.6 million for the first nine months of 2012.  The increase in insurance commissions was primarily a result of policies written for and growth from existing customers.  There were no significant non-recurring noninterest revenue items during the first nine months of 2013 or 2012.

Total noninterest expense decreased 3.3% to $129.4 million for the third quarter of 2013 compared to $133.8 million for the third quarter of 2012 and increased 0.3% to $407.0 million for the first nine months of 2013 compared to $406.0 million for the first nine months of 2012.  Salaries and employee benefits expense decreased to $73.5 million for the third quarter of 2013 compared to $74.8 million for the third quarter of 2012 and increased to $231.2 million for the first nine months of 2013 compared to $227.4 million for the first nine months of 2012.  The decrease in salaries and employee benefits for the third quarter of 2013 compared to the third quarter of 2012 was primarily related to decreases in employee salaries resulting from a reduction in workforce after the voluntary early retirement program was accepted by certain employees that met job classification, age and years-of-service criteria in the second quarter of 2013. The increase in salaries and employee benefits for the first nine months of 2013 compared to the first nine months of 2012 was primarily related to increases in employee benefits and commissions during the first and second quarter of 2013 compared to the same period in 2012.  A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program previously mentioned, and a pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of the 8.15% trust preferred securities.  No such voluntary early retirement program or redemption and resulting write-off of unamortized issuance costs were recorded in 2012.

Legal expense increased to $4.6 million in the third quarter of 2013 from $3.0 million in the third quarter of 2012 and increased to $17.9 million for the first nine months of 2013 compared to $6.2 million for the first nine months of 2012.  The increase in legal expense was primarily a result of a charge of $10.7 million to legal expense during the first nine months of 2013 that was recorded to increase the litigation accrual related to various legal matters.

Noninterest expense was also impacted by the decrease in foreclosed property expense.  Foreclosed property expense decreased 62.5% to $3.3 million for the third quarter of 2013 compared to $8.8 million for the third quarter of 2012 and decreased 67.5% to $8.9 million for the first nine months of 2013 compared to $27.4 million for the first nine months of 2012.  Foreclosed property expense decreased primarily as a result of the Company experiencing lower losses on the sale and smaller writedowns of OREO.  The Company continues to focus attention on controlling noninterest expense.  The major components of net income are discussed in more detail below.

RESULTS OF OPERATIONS

Net Interest Revenue

Net interest revenue is the difference between interest revenue earned on assets, such as loans, leases and securities, and interest expense paid on liabilities, such as deposits and borrowings, and continues to provide the Company with its principal source of revenue.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest bearing liabilities.  The Company’s long-term objective is to manage interest-earning assets and interest-bearing liabilities to maximize net interest revenue, while balancing interest rate, credit and liquidity risk.  Net interest margin is determined by dividing fully taxable equivalent net interest revenue by average earning assets.  For purposes of the following discussion, revenue from tax-exempt loans and investment securities has been adjusted to a fully taxable equivalent (“FTE”) basis, using an effective tax rate of 35%.  The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 8,683.0	$ 99.7	4.55%	$ 8,716.7	$ 106.8	4.87%
Loans held for sale	78.0	0.7	3.72%	118.9	1.0	3.26%
Available-for-sale securities:
Taxable (3)	2,178.2	8.2	1.50%	2,022.3	9.4	1.86%
Non-taxable (4)	420.6	6.0	5.61%	458.9	6.3	5.48%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	487.0	0.3	0.25%	608.0	0.4	0.26%
Total interest earning
assets and revenue	11,846.8	114.9	3.85%	11,924.8	123.9	4.13%
Other assets	1,242.3			1,273.5
Less: Allowance for credit losses	(160.6)			(179.3)
Total	$ 12,928.5			$ 13,019.0

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,530.2	$ 2.0	0.18%	$ 4,704.9	$ 3.9	0.33%
Savings	1,216.6	0.4	0.12%	1,092.8	0.7	0.25%
Other time	2,447.3	7.3	1.18%	2,729.9	9.5	1.38%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	441.9	0.1	0.07%	390.1	0.1	0.09%
Junior subordinated debt securities	86.1	1.4	6.57%	160.3	2.9	7.13%
Long-term FHLB borrowings	62.8	0.5	3.19%	33.5	0.3	4.14%
Total interest bearing
liabilities and expense	8,784.9	11.7	0.53%	9,111.5	17.4	0.76%
Demand deposits -
noninterest bearing	2,551.8			2,328.9
Other liabilities	117.7			146.4
Total liabilities	11,454.4			11,586.8
Shareholders' equity	1,474.1			1,432.2
Total	$ 12,928.5			$ 13,019.0
Net interest revenue-FTE		$ 103.2			$ 106.5
Net interest margin-FTE			3.45%			3.55%
Net interest rate spread			3.32%			3.37%
Interest bearing liabilities to
interest earning assets			74.15%			76.41%

(1)  Includes taxable equivalent adjustment to interest of $0.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustment to interest of $0.1 million for the three months ended September 30, 2012, using an effective tax rate of 35%.

(4)  Includes taxable equivalent adjustment to interest of $2.1 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, using an effective tax rate of 35%.

	Nine months ended September 30,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in millions, yields on taxable equivalent basis)
Loans and leases (net of unearned
income) (1)(2)	$ 8,617.7	$ 298.9	4.64%	$ 8,747.7	$ 325.2	4.97%
Loans held for sale	85.9	2.1	3.25%	86.1	2.2	3.42%
Available-for-sale securities:
Taxable (3)	2,142.9	25.3	1.58%	2,049.9	31.0	2.02%
Non-taxable (4)	435.9	18.1	5.54%	453.4	19.4	5.70%
Federal funds sold, securities
purchased under agreement to resell
and short-term investments	737.0	1.4	0.25%	595.5	1.2	0.27%
Total interest earning
assets and revenue	12,019.4	345.8	3.85%	11,932.6	379.0	4.24%
Other assets	1,250.7			1,298.0
Less: allowance for credit losses	(163.3)			(188.8)
Total	$ 13,106.8			$ 13,041.8

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,708.3	$ 7.6	0.22%	$ 4,811.1	$ 12.5	0.35%
Savings	1,199.7	1.3	0.15%	1,065.2	2.1	0.26%
Other time	2,502.9	23.0	1.23%	2,820.5	31.0	1.47%
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings
and other short term borrowings	401.0	0.2	0.07%	375.5	0.3	0.09%
Junior subordinated debt securities	135.3	7.2	7.06%	160.3	8.6	7.19%
Long-term FHLB borrowings	43.4	1.2	3.71%	33.5	1.1	4.18%
Total interest bearing
liabilities and expense	8,990.6	40.5	0.60%	9,266.1	55.6	0.80%
Demand deposits -
noninterest bearing	2,512.9			2,239.4
Other liabilities	132.8			136.3
Total liabilities	11,636.3			11,641.8
Shareholders' equity	1,470.5			1,400.0
Total	$ 13,106.8			$ 13,041.8
Net interest revenue-FTE		$ 305.3			$ 323.4
Net interest margin-FTE			3.40%			3.62%
Net interest rate spread			3.24%			3.44%
Interest bearing liabilities to
interest earning assets			74.80%			77.65%
(1)  Includes taxable equivalent adjustment to interest of $2.5 million for both the nine months ended September 30, 2013 and 2012 using an effective tax rate of 35%.

(2)  Includes non-accrual loans.

(3)  Includes taxable equivalent adjustments to interest of $0.1 million for the nine months ended September 30, 2012, using an effective tax rate of 35%

(4)  Includes taxable equivalent adjustment to interest of $6.3 million and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE for the three-month period ended September 30, 2013 decreased $3.3 million, or 3.1%, compared to the same period in 2012.  Net interest revenue-FTE for the nine-month period ended September 30, 2013 decreased $18.1 million, or 5.6%, compared to the same period in 2012.  The decrease in net interest revenue-FTE was primarily a result of the larger decrease in interest revenue-FTE than the decrease in interest expense as the yield on earning assets declined by a greater amount than that of interest-bearing liabilities.  The decline in earning asset yields was primarily a result of the balance in short-term investments which is the lowest yielding earning asset, although yields on time deposits and interest-bearing liabilities decreased.  Yields on interest-bearing liabilities decreased as a result of the redemption of the 8.15% trust preferred securities.

Interest revenue-FTE for the three-month period ended September 30, 2013 decreased $9.1 million, or 7.3%, compared to the same period in 2012.  Interest revenue-FTE for the nine-month period ended September 30, 2013 decreased $33.2 million, or 8.8%, compared to the same period in 2012.  The decrease in interest revenue-FTE for these periods was a result of the increase in lower rate securities combined with the declining loan yields, as interest rates continued to be at historically low levels resulting in a decrease in the yield on average interest-earning assets of 28 basis points for the third quarter of 2013 compared to the same period in 2012 and 39 basis points for the first nine months of 2013 compared to the same period in 2012.  Average interest-earning assets decreased $78.0 million, or 0.7%, for the three-month period ended September 30, 2013, compared to the same period in 2012.  Average interest-earning assets increased $86.8 million, or 0.7%, for the nine-month period ended September 30, 2013, compared to the same period in 2012.  While average interest-earning assets increased for the nine-month period ended September 30, 2013, compared to the same period in 2012 as a result of the larger increase in short-term investments resulting from excess liquidity than the decrease in net loans and leases, average interest-earning assets decreased for the third quarter of 2013 compared to the third quarter of 2012 as short-term investments were utilized in the redemption of the 8.15% trust preferred securities during the third quarter of 2013 resulting in a decrease in the quarterly average balance for short-term investments.

Interest expense for the three-month period ended September 30, 2013 decreased $5.7 million, or 32.5%, compared to the same period in 2012.  Interest expense for the nine-month period ended September 30, 2013 decreased $15.1 million, or 27.2%, compared to the same period in 2012.  The decrease in interest expense for these periods was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposit and their corresponding rates.  Also, 8.15% trust preferred securities were redeemed during the third quarter of 2013 resulting in a decrease in interest expense related to junior subordinated debt securities, as well as in the rates paid on those securities.  This combined activity resulted in an overall decrease in the average rate paid of 23 basis points for the third quarter of 2013 compared to the third quarter of 2012 and 20 basis points for the first nine months of 2013 compared to the first nine months of 2012.  Average interest bearing liabilities decreased $326.6 million, or 3.6%, for the three-month period ended September 30, 2013 compared to the same period in 2012.  Average interest bearing liabilities decreased $275.5 million, or 3.0%, for the nine-month period ended September 30, 2013 compared to the same period in 2012.  The decrease in average interest bearing liabilities for these periods was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits and other time deposits, as well as decreases in average junior subordinated debt resulting from the redemption of the 8.15% trust preferred securities during the third quarter of 2013.

Net interest margin was 3.45% for the three months ended September 30, 2013, a decrease of 10 basis points from 3.55% for the three months ended September 30, 2012.  Net interest margin was 3.40% for the nine months ended September 30, 2013, a decrease of 22 basis points from 3.62% for the nine months ended September 30, 2012.  The decrease in the net interest margin for these periods was due to the yield on earning assets declining by a greater amount than that of interest-bearing liabilities with this decline in earning asset yield primarily a result of the increase in the balance in short-term investments, the lowest yielding earning asset.  The decrease in net interest margin is somewhat offset by the redemption of the trust preferred securities.

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or re-pricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of the Company’s asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.  The following table presents the Company’s interest rate sensitivity at September 30, 2013:

	Interest Rate Sensitivity - Maturing or Repricing Opportunities
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years

	(In thousands)
Interest earning assets:
Interest bearing deposits with banks	$ 361,401	$ -	$ -	$ -
Available-for-sale and trading securities	221,871	525,507	1,374,564	432,214
Loans and leases, net of unearned income	3,356,464	1,839,031	3,265,246	312,374
Loans held for sale	50,293	572	3,296	22,953
Total interest earning assets	3,990,029	2,365,110	4,643,106	767,541
Interest bearing liabilities:
Interest bearing demand deposits and savings	5,713,586	-	-	-
Other time deposits	484,658	1,070,033	851,702	205
Federal funds purchased and securities
sold under agreement to repurchase,
short-term FHLB borrowings and other
short-term borrowings	418,623	-	-	-
Long-term debt and junior
subordinated debt securities	-	-	53,500	61,446
Other	-	-	45	-
Total interest bearing liabilities	6,616,867	1,070,033	905,247	61,651
Interest rate sensitivity gap	$ (2,626,838)	$ 1,295,077	$ 3,737,859	$ 705,890
Cumulative interest sensitivity gap	$ (2,626,838)	$ (1,331,761)	$ 2,406,098	$ 3,111,988

In the event interest rates increase after September 30, 2013, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest-earning assets.  However, the Company’s historical repricing sensitivity on interest-bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In the event interest rates decline after September 30, 2013, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest-bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at September 30, 2013 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.   The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of September 30, 2013, the Bank had $1.7 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.32%, an average maturity of 47 months and a fully-indexed interest rate of 3.77% at September 30, 2013.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At September 30, 2013, the Company had $666.7 million, $1.2 billion and $658.5 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of September 30, 2013 and 2012 was not considered meaningful because of the historically low interest rate environment.  However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	September 30, 2013	September 30, 2012
+400 basis points	7.4%	21.1%
+300 basis points	9.1%	18.9%
+200 basis points	10.3%	14.9%
+100 basis points	4.9%	6.9%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	September 30, 2013	September 30, 2012
+400 basis points	23.9%	24.5%
+300 basis points	19.3%	22.7%
+200 basis points	13.4%	18.7%
+100 basis points	7.1%	9.7%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	September 30, 2013	September 30, 2012
+200 basis points	4.1%	7.1%
-200 basis points	NM	NM
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

At September 30, 2013, impaired loans totaled $79.7 million, which was net of cumulative charge-offs of $27.2 million.  Additionally, the Company had specific reserves for impaired loans of $3.8 million included in the allowance for credit losses.  Impaired loans at September 30, 2013 were primarily from the Company’s commercial real estate and construction, acquisition and development portfolios.    Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

The following table provides an analysis of the allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$ 161,047	$ 175,847	$ 164,466	$ 195,118

Loans and leases charged off:
Commercial and industrial	(889)	(4,334)	(3,835)	(10,188)
Real estate
Consumer mortgages	(2,996)	(2,299)	(7,724)	(9,333)
Home equity	(379)	(270)	(1,182)	(1,657)
Agricultural	(169)	(302)	(498)	(784)
Commercial and industrial-owner occupied	(1,684)	(994)	(2,814)	(7,594)
Construction, acquisition and development	(1,727)	(6,845)	(4,961)	(27,799)
Commercial real estate	(2,441)	(2,633)	(9,302)	(8,702)
Credit cards	(750)	(540)	(1,757)	(1,690)
All other	(837)	(731)	(1,791)	(1,927)
Total loans charged off	(11,872)	(18,948)	(33,864)	(69,674)

Recoveries:
Commercial and industrial	820	1,007	2,156	3,589
Real estate
Consumer mortgages	1,516	256	3,332	1,017
Home equity	66	37	510	430
Agricultural	48	53	181	116
Commercial and industrial-owner occupied	297	270	1,990	2,135
Construction, acquisition and development	953	2,676	2,199	6,786
Commercial real estate	221	1,443	4,194	6,330
Credit cards	164	144	496	383
All other	214	234	814	789
Total recoveries	4,299	6,120	15,872	21,575

Net charge-offs	(7,573)	(12,828)	(17,992)	(48,099)

Provision charged to operating expense	500	6,000	7,500	22,000
Balance, end of period	$ 153,974	$ 169,019	$ 153,974	$ 169,019

Average loans for period	$ 8,682,966	$ 8,716,646	$ 8,617,699	$ 8,747,690

Ratios:
Net charge-offs to average loans (annualized)	0.35%	0.59%	0.28%	0.73%
Provision for credit losses to average loans and
leases, net of unearned income (annualized)	0.02%	0.28%	0.12%	0.34%
Allowance for credit losses to loans and
leases, net of unearned income	1.76%	1.95%	1.76%	1.95%

Net charge-offs decreased $5.3 million, or 41.0%, in the third quarter of 2013 compared to the third quarter of 2012 and decreased $30.1 million, or 62.6%, in the first nine months of 2013 compared to the first nine months of 2012.  Decreases in net charge-offs in the third quarter and first nine months of 2013, coupled with a decline in NPLs and nonaccrual loan formation, contributed to a lower provision for credit losses of $0.5 million and $7.5 million during the third quarter and first nine months of 2013, respectively, compared to a provision of $6.0 million and $22.0 million in the same periods of 2012.

Annualized net charge-offs as a percentage of average loans and leases decreased to 0.35% and 0.28% for the third quarter and first nine months of 2013, respectively, compared to 0.59% and 0.73% for the third quarter and first nine months of 2012, respectively.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development segment of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in the decreased level of charge-offs in the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012, as updated appraisals came in closer to loan carrying values.  Total recoveries were $4.3 million and $15.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $6.1 million and $21.6 million for the three-month and nine-month periods ended September 30, 2012, respectively.

The provision for credit losses decreased to $0.5 million and $7.5 million for the third quarter and first nine months of 2013, respectively, compared to $6.0 million and $22.0 million for the third quarter and first nine months of 2012, respectively.  The decrease in the provision for credit losses for these periods was a result of the decrease in net charge-offs, a decline in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and a significant decrease in NPLs.  As of September 30, 2013 and 2012, 65.7% and 80.2%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.  As a result, impaired loans had an aggregate net book value of 71% and 70% of their contractual principal balance at September 30, 2013 and 2012, respectively.  Non-accrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $15.0 million to $154.0 million at September 30, 2013 compared to $169.0 million at September 30, 2012.  The decrease was a result of improving credit metrics since September 30, 2012, including reductions in classified, non-performing and impaired loans and lower net charge-off levels.

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

	September 30,				December 31,
	2013		2012		2012
	Allowance	% of	Allowance	% of	Allowance	% of
	for	Total	for	Total	for	Total
	Credit	Loans	Credit	Loans	Credit	Loans
	Losses	and Leases	Losses	and Leases	Losses	and Leases
	(Dollars in thousands)
Commercial and industrial	$ 19,332	17.1%	$ 21,705	16.9%	$ 23,286	17.1%
Real estate
Consumer mortgages	36,367	21.9%	28,216	21.7%	35,966	21.6%
Home equity	5,660	5.6%	5,921	5.7%	6,005	5.6%
Agricultural	2,802	2.7%	2,654	2.9%	3,301	3.0%
Commercial and industrial-owner occupied	17,714	16.1%	19,319	15.0%	20,178	15.4%
Construction, acquisition and development	12,925	8.2%	32,542	9.4%	21,905	8.5%
Commercial real estate	44,788	20.4%	42,171	19.9%	40,081	20.2%
Credit cards	3,582	1.2%	3,169	1.2%	3,611	1.2%
All other	10,804	6.8%	13,322	7.3%	10,133	7.4%
Total	$ 153,974	100.0%	$ 169,019	100.0%	$ 164,466	100.0%

Noninterest Revenue

The components of noninterest revenue for the three months and nine months ended September 30, 2013 and 2012 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage lending	$ 5,134	$ 13,549	(62.1)%
Credit card, debit card and merchant fees	8,834	8,270	6.8
Deposit service charges	13,679	14,189	(3.6)
Trust income	3,332	3,101	7.4
Securities gains, net	(5)	39	(112.8)
Insurance commissions	23,800	23,519	1.2
Annuity fees	719	548	31.2
Brokerage commissions and fees	2,005	1,782	12.5
Bank-owned life insurance	1,954	1,750	11.7
Other miscellaneous income	3,062	3,673	(16.6)
Total noninterest revenue	$ 62,514	$ 70,420	(11.2)%

	Nine months ended
	September 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage lending	$ 35,372	$ 39,731	(11.0)%
Credit card, debit card and merchant fees	24,681	23,580	4.7
Deposit service charge	39,335	43,002	(8.5)
Trust income	9,734	8,522	14.2
Securities gains, net	17	290	(94.1)
Insurance commissions	76,303	69,636	9.6
Annuity fees	1,745	1,825	(4.4)
Brokerage commissions and fees	6,166	4,999	23.3
Bank-owned life insurance	5,849	6,175	(5.3)
Other miscellaneous income	10,739	11,488	(6.5)
Total noninterest revenue	$ 209,941	$ 209,248	0.3%

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During the first nine months of 2013, 15 mortgage loans totaling approximately $750,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $597,000 was recognized related to these repurchased or make whole loans.  During the first nine months of 2012, 14 mortgage loans totaling $2.3 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  A loss of approximately $449,000 was recognized related to these repurchased or make whole loans.

At September 30, 2013, the Company had accrued approximately $911,000 for its estimate of losses from representation and warranty obligations.  The reserve was based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure working group of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $341.9 million and $607.9 million produced origination revenue of $2.9 million and $15.3 million for the quarters ended September 30, 2013 and 2012, respectively.  Mortgage loan origination volumes of $1.2 billion and $1.4 billion produced origination revenue of $22.5 million and $38.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in mortgage origination revenue at September 30, 2013 compared to September 30, 2012 is primarily a result of interest rate volatility during the quarter, as well as the decrease in origination volume.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $4.1 million and $3.6 million for the quarters ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, revenue from the servicing of loans was $11.8 million and $10.6 million, respectively.

Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is also impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $1.6 million and $2.2 million for the third quarter of 2013 and 2012, respectively.  Decreases in value from principal payments, prepayments and payoffs were $5.0 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in a changing interest rate environment.  Reflecting this sensitivity to interest rates, the fair value of MSRs decreased approximately $240,000 and $3.2 million for the third quarter of 2013 and 2012, respectively, and increased $6.0 million and decreased $3.3 million for the first nine months of 2013 and 2012, respectively.

:

	Three months ended
	September 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 2,862	$ 15,326	(81.3)%
Servicing	4,072	3,610	12.8
Payoffs/Paydowns	(1,560)	(2,181)	(28.5)
MSR market value adjustment	(240)	(3,206)	NM
Mortgage lending revenue	$ 5,134	$ 13,549	(62.1)%

	(Dollars in millions)
Origination volume	$ 342	$ 608	(43.8)%

NM=Not meaningful

	Nine months ended
	September 30,
	2013	2012	% Change

	(Dollars in thousands)
Mortgage revenue:
Origination	$ 22,520	$ 38,165	(41.0)%
Servicing	11,807	10,556	11.9
Payoffs/Paydowns	(5,004)	(5,644)	(11.3)
MSR market value adjustment	6,049	(3,346)	NM
Mortgage lending revenue	$ 35,372	$ 39,731	(11.0)

	(Dollars in millions)
Origination volume	$ 1,203	$ 1,447	(16.9)

Mortgage loans serviced at period-end	$ 5,544	$ 4,841	14.5

NM=Not meaningful

Credit card, debit card and merchant fees, as well as deposit service charges, remained relatively stable for the comparable three-month and nine-month periods.  Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in continued decreases in insufficient fund fees during the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012.  As a result, deposit service charges, which include insufficient fund fees, decreased for the three-month and nine-month periods ended September 30, 2013 compared to the same period in 2012.  The Company has taken steps to mitigate the impact of these regulations on the Company’s service charge revenue by offering new deposit products to customers.

Trust income increased during the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 primarily as a result of increases in the assets under management or in custody combined with fees generated by customers added during 2012 and the first nine months of 2013.  Net security losses of approximately $5,000 and gains of approximately $17,000 for the three-month and nine-month periods ended September 30, 2013, respectively, and gains of approximately $39,000 and $290,000 for the three-month and nine-month periods ended September 30, 2012, respectively, were a result of calls and sales of available-for-sale securities.

Insurance commissions increased for the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. on July 2, 2012.  While annuity fees increased 31.2% during the third quarter of 2013 compared to the third quarter of 2012, annuity fees decreased 4.4% for the comparable nine-month periods as a result of fewer annuity sales combined with reduced commissions on those sales.  Brokerage commissions and fees increased by 12.5% and 23.3% for the comparable three-month and nine-month periods, respectively, as a result of the increase in sales of real estate investment trust products.  While bank-owned life insurance revenue increased 11.7% for the third quarter of 2013 compared to the third quarter of 2012, bank-owned life insurance revenue decreased 5.3% for the first nine months of 2013 compared to the first nine months of 2012 as a result of the Company recording life insurance proceeds of approximately $872,000 during the first three months of 2012 with no life insurance proceeds recorded during the first nine months of 2013.  Other miscellaneous income, which includes safe deposit box rental income, gain or loss on disposal of assets, and other non-recurring revenue items, remained relatively stable for the comparable three-month and nine-months periods of 2013 and 2012.

 Noninterest Expense

The components of noninterest expense for the three months and nine months ended September 30, 2013 and 2012 and the corresponding percentage changes are shown in the following tables:

	Three months ended
	September 30,
	2013	2012	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 73,532	$ 74,829	(1.7)%
Occupancy, net	10,360	10,944	(5.3)
Equipment	4,555	5,083	(10.4)
Deposit insurance assessments	3,325	3,998	(16.8)
Voluntary early retirement expense	-	-	-
Write-off and amortization of bond issue cost	2,907	38	7,550.0
Advertising	1,210	1,081	11.9
Foreclosed property expense	3,298	8,794	(62.5)
Telecommunications	2,227	2,118	5.1
Public relations	1,105	1,309	(15.6)
Data processing	2,772	2,312	19.9
Computer software	2,190	1,856	18.0
Amortization of intangibles	686	861	(20.3)
Legal fees	4,626	3,004	54.0
Postage and shipping	1,027	1,060	(3.1)
Other miscellaneous expense	15,577	16,501	(5.6)
Total noninterest expense	$ 129,397	$ 133,788	(3.3)%

	Nine months ended
	September 30,
	2013	2012	% Change

	(Dollars in thousands)
Salaries and employee benefits	$ 231,230	$ 227,421	1.7%
Occupancy, net of rental income	31,174	31,497	(1.0)
Equipment	14,088	15,540	(9.3)
Deposit insurance assessments	9,068	13,375	(32.2)
Voluntary early retirement expense	10,850	-	NM
Write-off and amortization of bond issue cost	2,983	114	2,516.7
Advertising	3,122	2,824	10.6
Foreclosed property expense	8,897	27,415	(67.5)
Telecommunications	6,510	6,347	2.6
Public relations	3,285	4,130	(20.5)
Data processing	8,023	7,520	6.7
Computer software	6,299	5,445	15.7
Amortization of intangibles	2,151	2,366	(9.1)
Legal fees	17,888	6,201	188.5
Postage and shipping	3,236	3,348	(3.3)
Other miscellaneous expense	48,215	52,431	(8.0)
Total noninterest expense	$ 407,019	$ 405,974	0.3%

NM=Not Meaningful

Salaries and employee benefits expense, as well as occupancy expense, for the three months and nine months ended September 30, 2013 remained stable compared to the same periods in 2012.  Equipment expense decreased for the comparable three-month and nine-month periods primarily because of decreased depreciation.  Deposit insurance assessments decreased for the comparable three-month and nine-month periods as a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.

A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded during 2012.

A pre-tax charge of $2.9 million was recorded during the third quarter to write-off unamortized issuance costs related to the redemption of the 8.15% trust preferred securities.  No such redemption and resulting unamortized issuance costs were recorded in 2012.

Foreclosed property expense decreased for the three months and nine months ended September 30, 2013 compared to the same periods in 2012, as the Company experienced lower losses on the sales and smaller writedowns of OREO as a result of smaller declines in property values attributable to the prevailing economic environment combined with decreased other foreclosed property expenses as a result of the decrease in the number of properties owned.    During the first nine months of 2013, the Company added $21.4 million to OREO through foreclosures.  Sales of OREO in the first nine months of 2013 were $42.8 million, resulting in a net loss of approximately $318,000.  The components of foreclosed property expense for the three months and nine months ended September 30, 2013 and 2012 and the percentage change between periods are shown in the following tables:

	Three months ended
	September 30,
	2013	2012	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 352	$ 765	(54.0)%
Writedown of other real estate owned	1,788	6,280	(71.5)
Other foreclosed property expense	1,158	1,749	(33.8)
Total foreclosed property expense	$ 3,298	$ 8,794	(62.5)%

	Nine months ended
	September 30,
	2013	2012	% Change
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 318	$ 4,243	(92.5)%
Writedown of other real estate owned	5,007	16,204	(69.1)
Other foreclosed property expense	3,572	6,968	(48.7)
Total foreclosed property expense	$ 8,897	$ 27,415	(67.5)%

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations and data processing, total legal expense increased for the three months and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of increased litigation reserves related to various legal matters.

Income Tax

The Company recorded income tax expense of $8.0 million for the third quarter of 2013, compared to an income tax expense of $10.2 million for the third quarter of 2012. Income tax expense was $25.5 million for the nine month period ended September 30, 2013 and $27.7 million for the nine month period ended September 30, 2012.    Because of the volatility on the Company’s earnings, the Company’s tax calculations were based on actual results of operations, including tax preference items through September 30, 2013.  The primary differences between the Company’s recorded expense for the first nine months of 2013 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were primarily the effects of tax-exempt income, other tax preference items and uncertain tax positions.   During the third quarter of 2013, a $1.3 million tax benefit was recorded as a result of the resolution of an uncertain tax position.  The uncertain tax position related to the review of the tax treatment of items during the tax years 2007 through 2009.  The review was resolved in our favor during the third quarter, resulting in the reversal of the FASB Interpretation Number 48 reserve for the matter.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at September 30, 2013 were $11.8 billion, or 91.1% of total assets, compared with $12.2 billion, or 90.9% of total assets, at December 31, 2012.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base, comprising 73.3% of average earning assets during the third quarter of 2013.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income,  totaled $8.8 billion and $8.6 billion at September 30, 2013 and December 31, 2012, respectively.

The following table shows the composition of the Company’s gross loans and leases by segment and class at the dates indicated:

	September 30,		December 31,
	2013	2012	2012

	(In thousands)

Commercial and industrial	$ 1,510,035	$ 1,471,563	$ 1,484,788
Real estate
Consumer mortgages	1,931,171	1,888,783	1,873,875
Home equity	490,361	492,833	486,074
Agricultural	234,547	257,733	256,196
Commercial and industrial-owner occupied	1,422,077	1,309,631	1,333,103
Construction, acquisition and development	723,609	823,692	735,808
Commercial real estate	1,795,352	1,738,516	1,748,881
Credit cards	105,112	101,405	104,884
All other	594,128	632,559	649,143
Total	$ 8,806,392	$ 8,716,715	$ 8,672,752

The following table shows the Company’s loans and leases, net of unearned income by segment, class and geographical location as of September 30, 2013:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 82,158	$ 167,672	$ 280,961	$ 30,080	$ 22,350	$ 81,512	$ 258,600	$ 580,476	$ 1,503,809
Real estate
Consumer mortgages	119,583	254,133	696,396	61,622	97,748	156,788	484,890	60,011	1,931,171
Home equity	64,712	39,351	164,095	21,443	67,668	68,951	61,879	2,262	490,361
Agricultural	8,570	74,355	55,503	3,918	15,212	11,869	60,186	4,934	234,547
Commercial and industrial-owner occupied	165,153	174,315	471,711	60,402	96,102	86,582	277,303	90,509	1,422,077
Construction, acquisition and development	91,974	67,271	185,174	26,834	79,615	104,400	135,489	32,852	723,609
Commercial real estate	264,623	303,769	276,522	195,627	101,268	96,988	408,417	148,138	1,795,352
Credit cards	-	-	-	-	-	-	-	105,112	105,112
All other	35,094	60,041	154,391	2,661	48,839	40,976	88,651	136,424	567,077
Total	$ 831,867	$ 1,140,907	$ 2,284,753	$ 402,587	$ 528,802	$ 648,066	$ 1,775,415	$ 1,160,718	$ 8,773,115

* Excludes the Greater Memphis Area.

The maturity distribution of the Bank’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of September 30, 2013:

		One Year	One to	After
	Past Due	or Less	Five Years	Five Years	Total

	(In thousands)
Commercial and industrial	$ 2,320	$ 893,215	$ 425,987	$ 182,287	$ 1,503,809
Real estate
Consumer mortgages	4,842	381,784	1,004,975	539,570	1,931,171
Home equity	176	239,069	250,975	141	490,361
Agricultural	2,810	56,906	112,330	62,501	234,547
Commercial and industrial-owner occupied	831	201,523	609,833	609,890	1,422,077
Construction, acquisition and development	11,541	418,260	223,847	69,961	723,609
Commercial real estate	12,197	368,793	882,259	532,103	1,795,352
Credit cards	-	105,112	-	-	105,112
All other	813	208,713	277,506	80,045	567,077
Total	$ 35,530	$ 2,873,375	$ 3,787,712	$ 2,076,498	$ 8,773,115

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance agricultural production.  Commercial and industrial loans outstanding increased 1.8% from December 31, 2012 to September 30, 2013.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 3.1% at September 30, 2013 compared to December 31, 2012.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.  Home equity loans outstanding remained stable during the first nine months of 2013, decreasing by 0.9% at September 30, 2013 compared to December 31, 2012.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 8.5% from December 31, 2012 to September 30, 2013.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.  Commercial and industrial-owner occupied loans increased 6.7% from December 31, 2012 to September 30, 2013.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained slow since then, which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Although a slight increase in construction, acquisition and development loans was noticed during the third quarter of 2013, construction, acquisition and development loans decreased 1.7% from December 31, 2012 to September 30, 2013.

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

At September 30, 2013, the Company had $12.2 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $121,000 and $267,000 recognized as interest income during the third quarter and first nine months of 2013, respectively.  The amount of construction, acquisition and development loans with interest reserves that were on non-accrual status was approximately $190,000 at September 30, 2013.  Interest income is not recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio may be further categorized by risk characteristics into the following nine categories: commercial acquisition and development, residential acquisition and development, multi-family construction, one-to-four family construction, commercial construction and recreation and all other loans.  Construction, acquisition and development loans were $723.6 million at September 30, 2013 and $735.8 million at December 31, 2012.  The following table shows the Company’s construction, acquisition and development portfolio by geographical location and performing status at September 30, 2013:

	Alabama				Greater
Real Estate Construction,	and Florida				Memphis		Texas and
Acquisition and Development	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

Performing:	(In thousands)
Multi-family construction	$ -	$ -	$ 7	$ 289	$ -	$ 5,868	$ 1,810	$ -	$ 7,974
One-to-four family construction	34,914	12,409	45,867	6,725	9,283	56,562	33,202	749	199,711
Recreation and all other loans	1,421	8,082	12,490	653	3,937	807	13,575	-	40,965
Commercial construction	14,598	16,850	26,692	4,597	11,323	12,986	25,634	24,327	137,007
Commercial acquisition and development	9,225	15,013	36,984	4,342	20,617	11,994	22,959	1,912	123,046
Residential acquisition and development	25,120	13,660	57,534	7,305	22,527	14,458	36,806	4,806	182,216
Total	$ 85,278	$ 66,014	$ 179,574	$ 23,911	$ 67,687	$ 102,675	$ 133,986	$ 31,794	$ 690,919

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,827	383	904	215	902	-	46	-	4,277
Recreation and all other loans	-	15	38	-	744	-	-	-	797
Commercial construction	35	5	75	90	348	1,461	20	-	2,034
Commercial acquisition and development	2,875	39	1,958	1,601	6,435	-	252	-	13,160
Residential acquisition and development	1,959	815	2,625	1,017	3,499	264	1,185	1,058	12,422
Total	$ 6,696	$ 1,257	$ 5,600	$ 2,923	$ 11,928	$ 1,725	$ 1,503	$ 1,058	$ 32,690

Total:
Multi-family construction	$ -	$ -	$ 7	$ 289	$ -	$ 5,868	$ 1,810	$ -	$ 7,974
One-to-four family construction	36,741	12,792	46,771	6,940	10,185	56,562	33,248	749	203,988
Recreation and all other loans	1,421	8,097	12,528	653	4,681	807	13,575	-	41,762
Commercial construction	14,633	16,855	26,767	4,687	11,671	14,447	25,654	24,327	139,041
Commercial acquisition and development	12,100	15,052	38,942	5,943	27,052	11,994	23,211	1,912	136,206
Residential acquisition and development	27,079	14,475	60,159	8,322	26,026	14,722	37,991	5,864	194,638
Total	$ 91,974	$ 67,271	$ 185,174	$ 26,834	$ 79,615	$ 104,400	$ 135,489	$ 32,852	$ 723,609

* Excludes the Greater Memphis Area.

The following table shows the maturity distribution of the Company’s construction, acquisition and development portfolio as of September 30, 2013:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total

Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 5,432	$ 2,542	$ -	$ 7,974
One-to-four family construction	2,649	168,553	30,258	2,528	203,988
Recreation and all other loans	54	11,647	22,366	7,695	41,762
Commercial construction	91	77,884	27,809	33,257	139,041
Commercial acquisition and development	6,718	44,862	71,142	13,484	136,206
Residential acquisition and development	2,029	109,882	69,730	12,997	194,638
Total	$ 11,541	$ 418,260	$ 223,847	$ 69,961	$ 723,609

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	507	1,891	670	181	3,249
Recreation and all other loans	-	744	38	-	782
Commercial construction	91	1,515	80	-	1,686
Commercial acquisition and development	5,936	2,429	2,785	-	11,150
Residential acquisition and development	1,948	5,927	1,252	133	9,260
Total	$ 8,482	$ 12,506	$ 4,825	$ 314	$ 26,127

As of September 30, 2013, 57.8% of the loans included in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities are expected to occur prior to the completion of the related projects, and management expects that these loans will likely be renewed for an additional period of time. The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR. These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

The following table presents the activity in the construction, acquisition and development nonaccrual loans for the nine months ended September 30, 2013:

(In thousands)
Balance at December 31, 2012	$ 66,635
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	5,513
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(3,840)
Foreclosures to OREO	(7,922)
Payments	(22,104)
Transfers to accrual status	(10,642)
Transfer to other loan category	(1,513)
Balance at September 30, 2013	$ 26,127

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at September 30, 2013 were primarily loans for land for future development located throughout the Company’s geographical locations and in various stages of maturity.  The five largest credits made up 32.5% of the total construction, acquisition and development nonaccrual loan balance at September 30, 2013.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Bank’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.  Commercial loans increased 2.7% from December 31, 2012 to September 30, 2013.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances remained stable during the first nine months of 2013, increasing 0.2% from December 31, 2012 to September 30, 2013.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.  All other loan and lease balances decreased 8.8%  from December 31, 2012 to September 30, 2013.

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

	September 30,		December 31,
	2013	2012	2012

	(Dollars in thousands)
Non-accrual loans and leases	$ 121,353	$ 219,738	$ 207,241
Loans 90 days or more past due, still accruing	1,479	1,442	1,210
Restructured loans and leases, still accruing	21,502	26,147	25,099
Total NPLs	144,334	247,327	233,550

Other real estate owned	76,853	128,211	103,248
Total NPAs	$ 221,187	$ 375,538	$ 336,798

NPLs to net loans and leases	1.65%	2.85%	2.70%
NPAs to net loans and leases	2.52%	4.33%	3.90%

NPLs decreased 38.2% to $144.3 million at September 30, 2013 compared to $233.6 million at December 31, 2012 and decreased 41.6% compared to $247.3 million at September 30, 2012.  Included in NPLs at September 30, 2013 were $79.7 million of loans that were impaired.  These impaired loans had a specific reserve of $3.8 million included in the allowance for credit losses of $154.0 million at September 30, 2013, and were net of $27.2 million in partial charge-downs previously taken on these impaired loans.  NPLs at December 31, 2012 included $156.7 million of loans that were impaired.  These impaired loans had a specific reserve of $10.5 million included in the allowance for credit losses of $164.5 million at December 31, 2012.  NPLs at September 30, 2012 included $176.1 million of loans that were impaired.  These impaired loans had a specific reserve of $18.2 million included in the allowance for credit losses of $169.0 million at September 30, 2012.

The following table provides additional details related to the Company’s NPLs and the allowance for credits losses at the dates indicated:

	September 30,		December 31,
	2013	2012	2012

	(Dollars in thousands)

Unpaid principal balance of impaired loans	$ 106,955	$ 225,581	$ 206,072
Cumulative charge offs on impaired loans	27,210	49,442	49,344
Outstanding balance of impaired loans	79,745	176,139	156,728

Other non-accrual loans and leases not impaired	41,608	43,599	50,513

Total non-accrual loans and leases	$ 121,353	$ 219,738	$ 207,241

Allowance for impaired loans	3,843	18,205	10,541

Nonaccrual loans and leases, net of specific reserves	$ 117,510	$ 201,533	$ 196,700

Loans and leases 90 days or more past due, still accruing	1,479	1,442	1,210
Restructured loans and leases, still accruing	21,502	26,147	25,099

Total non-performing loans and leases	$ 144,334	$ 247,327	$ 233,550

Allowance for impaired loans	$ 3,843	$ 18,205	$ 10,541
Allowance for all other loans and leases	150,131	150,814	153,925

Total allowance for credit losses	$ 153,974	$ 169,019	$ 164,466

Outstanding balance of impaired loans	$ 79,745	$ 176,139	$ 156,728
Allowance for impaired loans	3,843	18,205	10,541

Net book value of impaired loans	$ 75,902	$ 157,934	$ 146,187

Net book value of impaired loans as a %
of unpaid principal balance	71%	70%	71%

Coverage of other non-accrual loans and leases not impaired
by the allowance for all other loans and leases	361%	346%	305%

Coverage of non-performing loans and leases not impaired
by the allowance for all other loans and leases	232%	212%	200%

Non-accrual loans at September 30, 2013 reflected a decrease of $85.9 million, or 41.4%, compared to December 31, 2012 and a decrease of $98.4 million, or 44.8%, compared to September 30, 2012.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans was primarily recognized in the real estate construction, acquisition and development portfolio as non-accrual loans related to this portfolio decreased $40.5 million, or 60.8%, to $26.1 million at September 30, 2013 compared to $66.6 million at December 31, 2012 and decreased $66.2 million, or 71.7%, compared to $92.4 million at September 30, 2012.

Of the Bank’s construction, acquisition and development loans, which totaled $723.6 million at September 30, 2013, $461.2 million represented loans made by the Bank’s locations in Alabama, Mississippi and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  One-to-four family construction loans were the largest component of the Bank’s construction, acquisition and development loans and totaled $204.0 million at September 30, 2013, with 73.7% of such loans made by the Bank’s locations in Alabama, Mississippi and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Bank’s total NPLs of $144.3 million at September 30, 2013, $83.8 million, or 58.0%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the NPLs by geographical location at  September 30, 2013:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Alabama and Florida Panhandle	$ 831,867	$ 5	$ 17,790	$ 459	$ 18,254	2.2%
Arkansas*	1,140,907	-	14,965	2,886	17,851	1.6
Mississippi*	2,284,753	173	27,063	4,015	31,251	1.4
Missouri	402,587	-	11,003	2,958	13,961	3.5
Greater Memphis Area	528,802	-	17,907	5,407	23,314	4.4
Tennessee*	648,066	10	8,937	1,992	10,939	1.7
Texas and Louisiana	1,775,415	54	11,856	1,340	13,250	0.7
Other	1,160,718	1,237	11,832	2,445	15,514	1.3
Total	$ 8,773,115	$ 1,479	$ 121,353	$ 21,502	$ 144,334	1.6%
* Excludes the Greater Memphis Area.

OREO decreased by $51.4 million to $76.9 million at September 30, 2013 compared to $128.2 million at September 30, 2012 and decreased by $26.4 million compared to $103.2 million at December 31, 2012.  OREO decreased as a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a nine-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $52.3 million and $81.4 million at September 30, 2013 and December 31, 2012, respectively.  Restructured loans of $30.7 million and $56.2 million were included in the non-accrual loan category at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at September 30, 2013:

	September 30, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total

	(In thousands)
Commercial and industrial	$ 1,461,578	$ 7,774	$ 31,596	$ -	$ -	$ 2,861	$ 1,503,809
Real estate
Consumer mortgages	1,794,492	22,114	103,987	918	-	9,660	1,931,171
Home equity	471,418	2,569	15,069	-	-	1,305	490,361
Agricultural	210,065	3,044	17,816	-	-	3,622	234,547
Commercial and industrial-owner occupied	1,343,131	12,632	52,992	475	105	12,742	1,422,077
Construction, acquisition and development	637,448	8,450	53,498	1,027	-	23,186	723,609
Commercial real estate	1,668,562	17,266	83,226	412	-	25,886	1,795,352
Credit cards	105,112	-	-	-	-	-	105,112
All other	548,402	4,497	13,695	-	-	483	567,077
Total	$ 8,240,208	$ 78,346	$ 371,879	$ 2,832	$ 105	$ 79,745	$ 8,773,115

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which currently do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At September 30, 2013, the Bank had $3.6 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the loans 90 days or more past due category or in the non-accrual loan and lease category which would include impaired loans.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at September 30, 2013:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total

	(In thousands)
Pass	$ 8,235,405	$ 4,803	$ -	$ -	$ 8,240,208
Special Mention	78,305	41	-	-	78,346
Substandard	327,857	22,061	6,061	15,900	371,879
Doubtful	1,904	-	112	816	2,832
Loss	-	-	-	105	105
Impaired	51,536	3,825	2,768	21,616	79,745
Total	$ 8,695,007	$ 30,730	$ 8,941	$ 38,437	$ 8,773,115

All loan categories decreased at September 30, 2013 compared to December 31, 2012 with the exception of the pass loan grade category, which increased 5.6% at September 30, 2013 compared to December 31, 2012.  Of the

$78.3 million of Special Mention loans and leases, 99.9% remained current as to scheduled repayment of principal and interest, with none of such loans or leases having outstanding balances that were 90 days or more past due at September 30, 2013.  Of the $371.9 million of Substandard loans and leases, 88.2% remained current as to scheduled repayment of principal and interest, with only 4.3% having outstanding balances that were 90 days or more past due at September 30, 2013.  Of the $79.7 million of impaired loans and leases, 64.6% remained current as to scheduled repayment of principal and/or interest, with 27.1% having outstanding balances that were 90 days or more past due at September 30, 2013.

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

The following table provides additional details related to the make-up of the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at September 30, 2013:

		90+ Days		Restructured		NPLs as a
		Past Due still	Non-accruing	Loans, still		% of
Loans and leases, net of unearned income	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Commercial and industrial	$ 1,503,809	$ 15	$ 5,498	$ 1,122	$ 6,635	0.4%
Real estate
Consumer mortgages	1,931,171	1,178	30,569	2,425	34,172	1.8
Home equity	490,361	-	3,287	-	3,287	0.7
Agricultural	234,547	-	4,086	436	4,522	1.9
Commercial and industrial-owner occupied	1,422,077	-	18,138	4,922	23,060	1.6
Construction, acquisition and development	723,609	-	26,127	6,563	32,690	4.5
Commercial real estate	1,795,352	-	31,468	3,334	34,802	1.9
Credit cards	105,112	263	196	1,573	2,032	1.9
All other	567,077	23	1,984	1,127	3,134	0.6
Total	$ 8,773,115	$ 1,479	$ 121,353	$ 21,502	$ 144,334	1.6%

The following table provides additional details related to the make-up of the Company’s real estate construction, acquisition and development loan class and the distribution of NPLs at September 30, 2013:

Real Estate Construction,		90+ Days Past Due still	Non-accruing	Restructured Loans, still		NPLs as a % of
Acquisition and Development	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding

	(Dollars in thousands)
Multi-family construction	$ 7,974	$ -	$ -	$ -	$ -	-%
One-to-four family construction	203,988	-	3,249	1,028	4,277	2.1
Recreation and all other loans	41,762	-	782	15	797	1.9
Commercial construction	139,041	-	1,686	348	2,034	1.5
Commercial acquisition and development	136,206	-	11,150	2,010	13,160	9.7
Residential acquisition and development	194,638	-	9,260	3,162	12,422	6.4
Total	$ 723,609	$ -	$ 26,127	$ 6,563	$ 32,690	4.5%

Securities

The Company uses the Bank’s securities portfolios to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits. Available-for-sale securities were $2.6 billion at September 30, 2013 compared to $2.4 billion at December 31, 2012.  Available-for-sale securities, which are subject to possible sale, are recorded at fair value.  At September 30, 2013, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s rating service as of September 30, 2013:

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%

Available-for-sale Securities:	(Dollars in thousands)
Aaa	$ 2,058,963	81.1%	$ 2,059,929	80.7%
Aa1 to Aa3	182,672	7.2%	188,488	7.4%
A1 to A3	54,858	2.2%	55,670	2.2%
Baa1 to Baa2	1,530	0.1%	1,532	0.1%
Not rated (1)	241,902	9.4%	248,537	9.6%
Total	$ 2,539,925	100.0%	$ 2,554,156	100.0%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s, bonds with a book value of $59.1 million and a market value of $60.8 million were rated A- or better by Standard and Poor’s.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  No events occurred during the third quarter of 2013 that indicated the necessity of an earlier goodwill impairment assessment.

In the current environment, forecasting cash flows, credit losses and growth, in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  As market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $275.2 million at both September 30, 2013 and December 31, 2012.

Other Real Estate Owned

OREO totaled  $76.9 million and $103.2 million at September 30, 2013 and December 31, 2012, respectively.  OREO at September 30, 2013 had aggregate loan balances at the time of foreclosure of $168.6 million.  OREO at December 31, 2012 had aggregate loan balances at the time of foreclosure of $234.8 million.  The following table presents the OREO by segment, class and geographical location at September 30, 2013:

	September 30, 2013
	Alabama				Greater
	and Florida				Memphis		Texas and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total

	(In thousands)
Commercial and industrial	$ 251	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 251
Real estate
Consumer mortgages	1,886	634	1,876	-	543	186	60	108	5,293
Home equity	442	58	-	-	-	175	-	-	675
Agricultural	907	-	216	-	1,153	1,835	-	-	4,111
Commercial and industrial-owner occupied	246	112	1,118	-	348	-	105	-	1,929
Construction, acquisition and development	15,820	741	11,749	400	24,941	7,680	57	242	61,630
Commercial real estate	352	316	569	-	980	150	140	-	2,507
All other	-	58	132	98	28	14	94	33	457
Total	$ 19,904	$ 1,919	$ 15,660	$ 498	$ 27,993	$ 10,040	$ 456	$ 383	$ 76,853

*Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the consumer mortgage, commercial real estate and construction, acquisition and development portfolios at September 30, 2013 suggested that a majority of additions to OREO in the near-term might be from these categories.

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

The following table presents the Company’s noninterest bearing, interest bearing, savings and other time deposits as of the dates indicated and the percentage change between dates:

	September 30,	December 31,
	2013	2012	% Change

	(Dollars in millions)
Noninterest bearing demand	$ 2,598	$ 2,545	2.1%
Interest bearing demand	4,493	4,799	(6.4)
Savings	1,220	1,146	6.5
Other time	2,407	2,598	(7.4)
Total deposits	$ 10,718	$ 11,088	(3.3)%

The 3.3% decrease in deposits at September 30, 2013 compared to December 31, 2012 was primarily a result of the decrease in interest bearing deposits of $306.1 million, or 6.4%, to $4.5 billion at September 30, 2013 from $4.8 billion at December 31, 2012.    The average maturity of time deposits at September 30, 2013 was 13.5 months, compared to 15 months at December 31, 2012.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB at September 30, 2013 or December 31, 2012.  The Company had federal funds purchased and securities sold under agreement to repurchase of $418.6 million and $414.6 million at September 30, 2013 and December 31, 2012, respectively.

On August 8, 2013, the Company entered into a Credit Agreement with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.  The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminates on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

On August 8, 2013, the Company borrowed $50.0 million under the term loan for which the principal balance is payable in full on August 8, 2018.  As a result, the Company had long-term borrowings from the FHLB and U.S. Bank totaling  $83.5 million at September 30, 2013 and long term borrowings from FHLB totaling $33.5 million at December 31, 2012.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.8 billion in additional borrowing capacity under the existing FHLB borrowing agreement at September 30, 2013.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $615.0 million at September 30, 2013.  Secured borrowing arrangements utilizing the Company’s securities portfolio provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of

95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

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

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve System.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock and minority interest in consolidated subsidiaries, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill)  are 6%,  10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at September 30, 2013 and December 31, 2012 as follows:

	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,255,045	13.25%	$ 1,316,905	13.77%
Total capital (to risk-weighted assets)	1,374,388	14.50	1,437,320	15.03
Tier 1 leverage capital (to average assets)	1,255,045	9.93	1,316,905	10.25

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at September 30, 2013 and December 31, 2012 as follows:

	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,242,448	13.12%	$ 1,191,567	12.48%
Total capital (to risk-weighted assets)	1,361,714	14.38	1,311,840	13.74
Tier 1 leverage capital (to average assets)	1,242,448	9.85	1,191,567	9.34

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

In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust.  The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities.  The Company redeemed the Junior Subordinated Debt Securities and the related trust preferred securities at par on August 12, 2013.

Certain Litigation Contingencies

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.

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

The Company cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against it, its directors, management or employees, including remedies or damage awards. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable the Company will incur a loss and the amount can be reasonably estimated, the Company establishes an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, the Company’s insurance will not cover all such litigation, other proceedings or claims, or the costs of defense.

While the final outcome of any legal proceedings, including those disclosed below, is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.4 million accrued as of September 30, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

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

In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.  In August 2013, the Company was informed that this investigation had been completed as to the Company and that the Atlanta Regional Office does not intend to recommend any enforcement action by the SEC.

On May 18, 2010, the Bank was named as a defendant in a class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida wherein an order was entered certifying a class in this case.  The consolidated pretrial proceedings in the multi-district litigation court are close to completion and the case will then be remanded to the U.S. District Court for the Northern District of Florida for further proceedings.   There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

CRITICAL ACCOUNTING POLICIES

During the three months ended September 30, 2013, there was no significant change in the Company’s critical accounting policies and no significant change in the application of critical accounting policies as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended September 30, 2013, there were no significant changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings. Although the Company and its subsidiaries have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, and endeavored to provide reasonable insurance coverage, litigation and regulatory actions present an ongoing risk.

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

In November 2010, the Company was informed that the Atlanta Regional Office of the SEC had issued an Order of Investigation concerning the Company.    In August 2013, the Company was informed that this investigation had been completed as to the Company and that the Atlanta Regional Office does not intend to recommend any enforcement action by the SEC.

On May 18, 2010, the Bank was named as a defendant in a class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida wherein an order was entered certifying a class in this case.  The consolidated pretrial proceedings in the multi-district litigation court are close to completion and the case will then be remanded to the U.S. District Court for the Northern District of Florida for further proceedings.   There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS.

(3)(a)Restated Articles of Incorporation, as amended. (1)

(b)Bylaws, as amended and restated. (2)

(c)Amendment No. 1 to Amended and Restated Bylaws. (3)

(d)Amendment No. 2 to Amended and Restated Bylaws. (4)

 (e)Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)(a)Specimen Common Stock Certificate. (5)

(b)Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)

(c)Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of

January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York

(Delaware) and the Administrative Trustees named therein. (7)

(d)Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)

(e)Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)

(f) Junior Subordinated Debt Security Specimen. (7)

 (g)Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)

(h)Certain instruments defining the rights of certain holders of long-term debt securities of the

Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association, as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender. (8)

(31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, and December 31, 2012, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

(1)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.

(5)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(8)Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 001-12991) and incorporated by reference thereto.

*Filed herewith.

**As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BancorpSouth, Inc.
(Registrant)

DATE: November 7, 2013	/s/ William L Prater
William L. Prater
Treasurer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

(3)(a)Restated Articles of Incorporation, as amended. (1)

(b)Bylaws, as amended and restated. (2)

(c)Amendment No. 1 to Amended and Restated Bylaws. (3)

(d)Amendment No. 2 to Amended and Restated Bylaws. (4)

(e)Amendment No. 3 to Amended and Restated Bylaws. (4)

(4)(a)Specimen Common Stock Certificate. (5)

(b)Amended and Restated Certificate of Trust of BancorpSouth Capital Trust I. (6)

(c)Second Amended and Restated Trust Agreement of BancorpSouth Capital Trust I, dated as of

January 28, 2002, between BancorpSouth, Inc., The Bank of New York, The Bank of New York

(Delaware) and the Administrative Trustees named therein. (7)

(d)Junior Subordinated Indenture, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)

(e)Guarantee Agreement, dated as of January 28, 2002, between BancorpSouth, Inc. and The Bank of New York. (7)

(f) Junior Subordinated Debt Security Specimen. (7)

(g)Trust Preferred Security Certificate for BancorpSouth Capital Trust I. (7)

(h)Certain instruments defining the rights of certain holders of long-term debt securities of the

Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10.1)Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association, as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender. (8)

(31.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32.1)Certification of the Chief Executive Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(32.2)Certification of the Chief Financial Officer of BancorpSouth, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101)Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, and December 31, 2012, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

____________________________

(1)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.

(2)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.

(3)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.

(4)Filed as exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on January 26, 2007 (file number 1-12991) and incorporated by reference thereto.

(5)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.

(6)Filed as exhibit 4.12 to the Company’s registration statement on Form S-3 filed on November 2, 2001 (Registration No. 33-72712) and incorporated by reference thereto.

(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2002 (file number 1-12991) and incorporated by reference thereto.

(8)Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 001-12991) and incorporated by reference thereto.

*Filed herewith.

**As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.