Form 10-K
period 2013-12-31
BANCORPSOUTH INC
filed 2014-02-25
CIK 701853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________________________

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2013 was approximately $1,606,000,000, based on the last reported sale price per share of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2013.

As of February 17, 2014, the registrant had outstanding 95,581,336 shares of common stock, par value $2.50 per share.

                                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement used in connection with the registrant's 2014 Annual Meeting of Shareholders, to be held April 23, 2014, are incorporated by reference into Part III of this Report.

BANCORPSOUTH, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

TABLE OF CONTENTS

PART I

Item	1.	Business	4
Item	1A.	Risk Factors	13
Item	1B.	Unresolved Staff Comments	24
Item	2.	Properties	24
Item	3.	Legal Proceedings	24
Item	4.	Mine Safety Disclosures	25

PART II

Item	5.	Market for the Registrant’s common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	26
Item	6.	Selected Financial Data	27
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	70
Item	8.	Financial Statements and Supplementary Data	72
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	140
Item	9A.	Controls and Procedures	140
Item	9B.	Other Information	140

PART III

Item	10.	Directors, Executive Officers and Corporate Governance	140
Item	11.	Executive Compensation	142
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142
Item	13.	Certain Relationships, Related Transactions and Director Independence	142
Item	14.	Principal Accountant Fees and Services	142

PART IV

Item	15.	Exhibits and Financial Statement Schedules	143

PART I

ITEM 1.  BUSINESS.

GENERAL

BancorpSouth, Inc. (the “Company”) is a financial holding company incorporated in 1982.  Through its principal bank subsidiary, BancorpSouth Bank (the “Bank”), the Company conducts commercial banking and financial services operations in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois.  At December 31, 2013, the Company and its subsidiaries had total assets of $13.0 billion and total deposits of $10.8 billion.  The Company’s principal office is located at One Mississippi Plaza, 201 South Spring Street, Tupelo, Mississippi 38804 and its telephone number is (662) 680-2000.

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

DESCRIPTION OF BUSINESS

The Bank has its principal office in Tupelo, Lee County, Mississippi, and conducts a general commercial banking, trust and insurance business through 290 offices in Mississippi, Tennessee, Alabama, Arkansas, Texas, Louisiana, Florida, Missouri and Illinois. The Bank has grown through the acquisition of other banks and insurance agencies and through the opening of new branches and offices.

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

The Company and the Bank are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Among other things, FDICIA provides a framework for a system of supervisory actions based primarily on the capital levels of financial institutions. FDICIA identifies five capital categories for insured depository institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Capital is measured in two “Tiers” – Tier 1 capital consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 capital consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon the remaining term to maturity. Total capital is the sum of Tier 1 and Tier 2 capital. For an insured financial institution to be classified as “well capitalized,” the Tier 1 capital, total capital and Tier 1 leverage capital (Tier 1 capital divided by the difference of total assets less goodwill) ratios must be at least 6%, 10% and 5%, respectively. The Bank exceeded the criteria for the “well capitalized” category at December 31, 2013. The Company is required to comply with the risk-based capital guidelines established by the Federal Reserve and with other tests relating to capital adequacy that the Federal Reserve adopts from time to time.  See Note 21 to the Company’s Consolidated Financial Statements included in this Report for a discussion of the Company’s capital amounts and ratios.

In July 2013, the Federal Reserve published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee on Banking Supervision’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules increase minimum requirements for both the quantity and quality of capital held by banking organizations. The Basel III Capital Rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The Basel III Capital Rules also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the Basel III Capital Rules.

Compliance with the risk-weighted asset calculations will be required on January 1, 2015. Management believes the Company’s current capital ratios exceed those required in the final rule.

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

The Dodd-Frank Act established the independent Consumer Financial Protection Bureau (the “CFPB”), which is tasked with protecting consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council to focus on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council is tasked with recommending increasingly strict rules for capital, leverage and other requirements based on a company’s size and complexity. The Dodd-Frank Act required the implementation of the “Volcker Rule” for banks and bank holding companies, which prohibits, with certain limited exceptions, proprietary trading and investment in and sponsorship of hedge funds and private equity funds, and generally otherwise limits the relationships with such funds. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.

The Dodd-Frank Act eliminated many of the remaining regulations that limited the ability of a bank to open branches in different states.  The Dodd-Frank Act included savings associations and industrial loan companies, as well as banks, in the nationwide deposit limitation. Consequently, no acquisition of any financial institution can be approved if the effect of the acquisition would be to increase the acquirer’s nationwide deposits to more than 10% of all deposits. In addition, pursuant to the Durbin Debt Interchange Amendment to the Dodd-Frank Act (the “Durbin Amendment”), the Dodd-Frank Act requires fees charged for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer. Under the Durbin Amendment, the Federal Reserve’s final rule set a base interchange rate of $0.21 per transaction, plus an additional five basis points of the transaction cost for fraud charges. An upward adjustment of no more than $0.01 on the debit interchange fee is also allowed for implementing certain fraud prevention standards. It should be noted that these pricing determinations are the subject of active litigation to which the Federal Reserve is a party.  Additionally, issuers are required to include two unaffiliated networks for routing debit transactions, one that is signature-based and one that is personal identification number based.

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

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions.  The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving financial holding companies.  An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services.  As of December 31, 2013, the Company had a “satisfactory” rating under CRA.

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

The activities of the Company and its subsidiaries are also subject to regulation under various federal laws and regulations thereunder, including the Riegle-Neal Interstate Banking and Branching Efficiency Act, the Truth-in-Lending Act, the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act, the Flood Protection Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, laws and regulations  governing unfair, deceptive, and/or abuse acts and practices, the Servicemembers Civil Relief Act, the Housing and Economic Recovery Act, and the Credit Card Accountability Act, among others, as well as various state laws.

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

The Company and the Bank’s insurance subsidiaries are regulated by the insurance regulatory authorities and applicable laws and regulations of the states in which they operate.

BancorpSouth Investment Services, Inc., the Bank’s investment services subsidiary, is regulated as a registered investment adviser and a broker-dealer by federal and state securities regulatory and self-regulatory authorities.

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

RECENT ACQUISITIONS

On December 18, 2013, the Company announced the purchase of certain assets of GEM Insurance Agencies, LP (“GEM”), an independent insurance agency located in Houston, Texas. Consideration paid to complete this transaction consisted of cash paid to GEM in the aggregate amount of $20.7 million.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $6.2 million in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.

EMPLOYEES

At December 31, 2013, the Company and its subsidiaries had approximately 4,005 full-time equivalent employees. The Company and its subsidiaries are not a party to any collective bargaining agreements and employee relations are considered to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information follows concerning the executive officers of the Company:

Name	Offices Held	Age

James D. Rollins III	Chief Executive Officer	55
	of the Company and the Bank;
	Director of the Company

James V. Kelley	President and Chief Operating Officer	64
	of the Company and the Bank;
	Director of the Company and the Bank

William L. Prater	Treasurer and Chief Financial	53
	Officer of the Company; Executive Vice
	President, Chief Financial Officer and
	Cashier of the Bank

W. James Threadgill, Jr.	Executive Vice President of the Company	59
	and Vice Chairman of the Bank

Gordon Lewis	Executive Vice President of the Company	64
	and Vice Chairman of the Bank

James Ronald Hodges	Executive Vice President of the Company	61
	and Vice Chairman and Chief Lending
	Officer of the Bank

Cathy S. Freeman	Executive Vice President and Corporate	48
	Secretary of the Company and the Bank

Carol Waddle	Executive Vice President of the Company	52
	and Executive Vice President, Audit and
	Loan Review of the Bank

None of the executive officers of the Company is related by blood, marriage or adoption to any other executive officer or to any of the Company’s directors or nominees for election at the 2014 annual meeting of shareholders.  There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any individual was or is to be selected as an officer. The executive officers of the Company are appointed by the Board of Directors at its first meeting following the annual meeting of shareholders, and they hold office until the next annual meeting or until their successors are duly appointed and qualified.

Effective November 27, 2012, Mr. Rollins was appointed Chief Executive Officer of the Bank and the Company.  Prior to joining the Company, Mr. Rollins served as President and Chief Operating Officer of Prosperity Bancshares, Inc. for at least the preceding four years.

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

Mr. Hodges had served as Regional and Area Loan Administrator for at least two years prior to April 2010, when he was named Senior Executive Vice President of the Bank and Deputy to the Company’s Chief Lending Officer.  Mr. Hodges served in that capacity until September 2011, when he was named Executive Vice President of the Company and Vice Chairman and Chief Lending Officer of the Bank.

Mrs. Freeman has served as Executive Vice President of the Company and the Bank for at least the past five years.

Ms. Waddle had served as Senior Vice President and General Auditor of the Company for at least one year prior to January 27, 2010, when she was named Senior Vice President of the Company and Senior Vice President, Audit and Loan Review of the Bank.  Ms. Waddle served in that capacity until January 2012, when she was named Executive Vice President of the Company and Executive Vice President, Audit and Loan Review of the Bank.

BOARD OF DIRECTORS OF THE REGISTRANT

Information follows concerning the Board of Directors of the Company:

e
	Name	Occupation
	Gus J. Blass, III	General Partner
Capital Properties, LLC
Little Rock, AR

	James E. Campbell, III	Chief Executive Officer
H+M Company, Inc.
Jackson, TN

	Albert C. Clark	President and Chief Executive Officer
C.C. Clark, Inc.
Starkville, MS

	Grace Clark	Retired
Tupelo, MS

	Hassell H. Franklin	Chief Executive Officer
Franklin Corporation
Houston, MS

	W.G. “Mickey” Holliman, Jr.	Managing Member
Five Star, LLC
Tupelo, MS

	Warren A. Hood, Jr.	Chairman and Chief Executive Officer
Hood Companies, Inc.
Hattiesburg, MS

	Keith J. Jackson	President/Founder
P.A.R.K.
Little Rock, AR

James V. Kelley	President and Chief Operating Officer
Bancorp South, Inc. and Bancorp South Bank
Tupelo, MS

Larry G. Kirk	Retired
Tupelo, MS

Turner O. Lashlee	Chairman
Lashlee-Rich, Inc.
Humboldt, TN

Guy W. Mitchell, III	Attorney at Law
Mitchell, McNutt & Sams, PA
Tupelo, MS

Robert C. Nolan	Chairman
Deltic Timber Corporation
El Dorado, AR

W. Cal Partee	Managing Partner
P1 Oil and Gas, LLC
Magnolia, AR

Aubrey B. Patterson	Chairman
Bancorp South, Inc. and Bancorp South Bank
Tupelo, MS

Alan W. Perry	Attorney at Law
Forman, Perry, Watkins, Krutz, & Tardy, LLP
Jackson, MS

James D. Rollins, III	Chief Executive Officer
Bancorp South, Inc. and Bancorp South Bank
Tupelo, MS

Thomas H. Turner	Vice Chairman and President
Turner Industries Group, L.L.C.
Baton Rouge, LA

CORPORATE INFORMATION

Corporate Headquarters

BancorpSouth

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Annual Meeting

9:00 a.m. (local time), April 23, 2014

BancorpSouth Corporate Headquarters

Fourth Floor

One Mississippi Plaza

201 South Spring Street

Tupelo, MS  38804

Common Shares

Listed on the New York Stock Exchange

NYSE Symbol:  BXS

Transfer Agent and Registrar

Registrar and Transfer Company

10 Commerce Drive

Cranford, New Jersey  07016-3572

Tel: (800)368-5948

E-mail: info@rtco.com

Internet address: www.rtco.com

ITEM 1A.  RISK FACTORS.

Certain statements contained in this Annual Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “predict,” “foresee,” “may,” “might,” “will,” “would,” “should,” “could” or “intend,” future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s trademarks, the Company’s ability to compete effectively, the effect of changes in laws, governmental regulations and legislative proposals affecting financial institutions, examinations by federal regulators, commercial loans, repurchase of mortgage loans, the impact of economic conditions in the Company’s market area and the economic downturn, identification and resolution of credit issues, debit card revenues, the use of non-U.S. GAAP financial measures, the effect of certain claims, legal and administrative proceedings and pending litigation, reserves for troubled debt restructurings, diversification of revenue stream, the Company’s policy regarding asset quality, the Company’s policy regarding underwriting and lending practices, critical and significant accounting policies, allowance for credit losses, other real estate owned, impairment of goodwill, other-than-temporary impairment of securities, valuation of mortgage servicing rights, pension and other postretirement benefit amounts, net interest revenue, net interest margin, interest rate sensitivity, the impact of the historically low interest rate environment, credit quality, credit losses, determination of collateral fair value, analysis of guarantors, compliance with underwriting and/or appraisal standards, potential losses from representation and warranty obligations, the Company’s foreclosure process, inspection and review of construction, acquisition and development loans, maturity and renewal of construction, acquisition and development loans, deferred tax assets, unrecognized tax benefits, junior subordinated debt securities, capital resources, sources of liquidity and liquidity strategies, sources of maturing loans and investment securities, the Company’s ability to obtain funding, the ability to declare and/or pay dividends, credit losses from off-balance sheet commitments and arrangements, future acquisitions and consideration to be used therefor, the impact of recent accounting pronouncements, amortization expense of amortizable identifiable intangible assets, interest income, valuation of stock options, fair value of loans and leases, fair value of held-to-maturity and available-for-sale securities, maturities of available-for-sale securities, fair value of lending commitments, appraisal adjustments, concessions granted for troubled debt restructurings, value of investment securities, contributions to pension plans, related party transactions, impaired loans, nonperforming loans and leases, non-accrual loans and leases, economic value of equity, future lease payments, the use of proceeds from the underwritten public offering of the Company’s common stock, deposits, the Company’s operating results and financial condition, the terms and closing of the proposed transactions with each of Ouachita Bancshares Corp. and Central Community Corporation, and amendments to the Company’s code of business conduct and ethics or waiver of a provision thereof.

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

Since mid-2007, market conditions have led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Despite recent stabilization in market conditions, there remains a risk of continued asset and economic deterioration, which may increase the cost and decrease the availability of liquidity.

In addition, certain European nations continue to experience varying degrees of financial stress. Despite various assistance packages, market concerns over the direct and indirect exposure of European banks and insurers to these European nations and each other have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. Risks related to the European economic crisis have had, and may continue to have, a negative impact on global economic activity and the financial markets.

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

At December 31, 2013, we had a balance of $741.5 million in real estate construction, acquisition and development loans, representing 8.3% of our total loan portfolio. These real estate construction, acquisition and development loans have certain risks that are not present in other types of loans. The primary credit risks associated with real estate construction, acquisition and development loans are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential and commercial units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. Real estate construction, acquisition and development loans also involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, real estate construction, acquisition and development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance and accrued interest on the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. The adverse effects of the foregoing matters upon our real estate construction, acquisition and development portfolio could necessitate a further increase in non-performing loans related to this portfolio and these non-performing loans may result in a material level of charge-offs, which may have a material adverse effect on our financial condition and results of operations. At December 31, 2013, non-accrual real estate construction, acquisition and development loans totaled $17.6 million.

As a result of the downturn in the housing market, demand for construction, acquisition and development loans has been declining.  The decline in this portfolio presents an additional challenge to maintaining and growing our earning assets.

We hold a significant amount of other real estate owned and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As our business necessitates, we foreclose on and take title to real estate serving as collateral for loans.  At December 31, 2013, we had $69.3 million of other real estate owned, or OREO, compared to $103.2 million at December 31, 2012. At December 31, 2013, $52.4 million, or 75.6%, of the total OREO balance had been carried on the books for longer than one year.  As the properties held continue to age, we expect that future writedowns will become more likely and increase in amount.  Although declining over recent years, significant OREO balances have resulted in substantial noninterest expenses as we incur costs to manage, maintain and dispose of foreclosed properties. We expect that our earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with OREO assets and any unfavorable pricing in connection with the disposition of foreclosed properties. The expenses associated with holding a significant amount of OREO could have a material adverse effect on our results of operations and financial condition.

Other real estate is reported at the lower of cost or fair value, less estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is charged to the allowance for credit losses. Subsequent valuation adjustments on the periodic revaluation of the property will result in additional charges, with a corresponding write-down expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as we have experienced during the past few years. In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO.  A significant increase in the rate of foreclosures on real estate collateral with reported fair values less than the loan balances, a substantial additional decline in the value of our holdings of OREO or our failure to realize net proceeds from sales of substantial amounts of other real estate owned equal to or greater than our reported values, or some combination of these, could have a material adverse effect on our financial condition.

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, under guidance issued by the Federal Reserve Board, as a bank holding company, we are required to consult with the Federal Reserve before declaring dividends and are to consider eliminating, deferring or reducing dividends if (1) our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

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

We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of litigation and other proceedings filed by or against us, our directors, management or employees, including remedies or damage awards. On at least a quarterly basis, we assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims (which are not considered incidental to the ordinary conduct of our business) utilizing the latest and most reliable information available. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. Further, our insurance will not cover all such litigation, other proceedings or claims, or the costs of defense. While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense we have accrued is adequate and that any incremental liability arising from pending legal proceedings and threatened claims and those otherwise arising in the ordinary course of business, will not have a material adverse effect on our business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to our results of operations for one or more quarterly reporting periods.  See “Item 3. Legal Proceedings” included herein for more information regarding material pending legal proceedings.

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

We elected to be a financial holding company pursuant to the GLBA and the Bank Holding Company Act. The Bank is a Mississippi state banking corporation. Both the Company and the Bank are subject to extensive governmental regulation, supervision, legislation and control. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These laws and regulations limit the manner in which we operate, including the amount of loans we can originate, interest we can charge on loans and fees we can charge for certain services. See “Item 1. Regulation and Supervision” included herein for more information regarding regulatory burden and supervision.

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
•

Establishment of the CFPB with broad authority to implement new consumer protection regulations and, for bank and financial holding companies with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

•	Implementation of risk retention rules for loans (excluding qualified residential mortgages) that are sold by a bank;
•	Implementation of annual stress tests for all banks with assets exceeding $10 billion
•	Regulation of debit-card interchange fees and
•	Regulation of lending and the requirements for Qualified Mortgages, Qualified Residential Mortgages and the assessment of “ability to repay” requirements.

Many of these provisions have already been the subject of proposed and final rules by regulatory authorities. Many other provisions, however, remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our financial condition and results of operations.

The short-term and long-term impact of changes to banking capital standards could negatively impact our regulatory capital and liquidity.

The Basel III Capital Rules, when implemented by U.S. banking agencies and fully phased-in, represent the most comprehensive overhaul of the U.S. banking capital framework in over two decades. These rules will require bank holding companies and their subsidiaries, such as the Company and the Bank, to dedicate more resources to capital planning and regulatory compliance, and maintain substantially more capital as a result of higher required capital levels and more demanding regulatory capital risk-weightings and calculations. The rules will also require all banks to change substantially the manner in which they collect and report information to calculate risk-weighted assets, and will likely increase risk-weighted assets at many banking organizations as a result of applying higher risk-weightings to certain types of loans and securities. As a result, we may be forced to limit originations of certain types of commercial and mortgage loans, thereby reducing the amount of credit available to borrowers and limiting opportunities to earn interest income from the loan portfolio, or change the way we manage past-due exposures. As a result of the changes to bank capital levels and the calculation of risk-weighted assets, many banks could be required to access the capital markets on short notice and in relatively weak economic conditions, which could result in banks raising capital that significantly dilutes existing shareholders.  Additionally, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios and interest income, in order to focus on retention of earnings to improve capital levels. If the Basel III Capital Rules require us to access the capital markets in this manner, or similarly limit the Bank's operations and activities, the Basel III Capital Rules would have a detrimental effect on our net income and return on equity and limit the products and services we provide to our customers. See “Item 1. Business - Regulation and Supervision” included herein for more information regarding the Basel III Capital Rules.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. Management anticipates that changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior as well as increased competition from other financial institutions may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

The monetary policies of federal regulatory authorities, particularly the Federal Reserve, and economic conditions in our service area and the United States generally, affect our ability to attract deposits and extend loans. We cannot predict either the nature or timing of any changes in these monetary policies and economic conditions, including the Federal Reserve’s interest rate policies, or their impact on our financial performance. Adverse conditions in the economic environment could also lead to a potential decline in deposits and demand for loans.

Volatility in capital and credit markets could adversely affect our business.

The capital and credit markets have experienced volatility and disruption in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2013, our goodwill and other identifiable intangible assets were $312.9 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired.  Our annual goodwill impairment evaluation performed during the fourth quarter of 2013 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Diversification in types of financial services may adversely affect our financial performance.

As part of our business strategy, we may further diversify our lines of business into areas that are not traditionally associated with the banking business. As a result, we would need to manage the development of new business lines in which we have not previously participated. Each new business line would require the investment of additional capital and the significant involvement of our senior management to develop and integrate the service subsidiaries with our traditional banking operations. We can provide no assurances that we will be able to develop and integrate new services without adversely affecting our financial performance.

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

Historically, we have grown through the acquisition of other financial institutions as well as the development of de novo offices. As appropriate opportunities present themselves, we have pursued and intend to continue to pursue additional acquisitions in the future that we believe are strategic, including possible FDIC-assisted transactions. There can be no assurance that we will be able to identify, negotiate or finance potential acquisitions successfully or integrate such acquisitions with our current business.

Upon completion of an acquisition, we are faced with the challenges of integrating and converting the operations, services, products, personnel and systems of acquired companies into our business, which may divert management’s attention from ongoing business operations. The success of our acquisitions is often dependent on the continued employment of key employees of the acquired business. If certain key employees were to leave, we could conclude that the value of an acquired business has decreased and that the related goodwill has been impaired. We cannot assure you that we will be successful in effectively integrating any acquisition into the operations of our business or in retaining key employees. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

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

We may experience interruptions or breaches that may affect our information system security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Third parties with which we do business or that facilitate our business activities could also be sources of operational and informational security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of these information systems could damage our reputation, result in a loss of customer business, cause us to expend significant additional resources to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations and financial condition.

Our earnings could be adversely impacted by incidences of fraud and compliance failures that are not within our direct control.

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of the Bank, an employee, a vendor or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, automated clearing house transactions, ATM transactions and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. The compliance risk is that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures could adversely impact the performance of our loan portfolio.

We depend upon key personnel and we may not be able to retain them nor to attract, assimilate and retain highly qualified employees in the future.

Our success depends in significant part upon the continued service of our senior management team and our continuing ability to attract, assimilate and retain highly qualified and skilled managerial, product development, lending, marketing and other personnel. The loss of the services of any members of our senior management or other key personnel or the inability to hire or retain qualified personnel in the future could adversely affect our business, results of operations and financial condition.

Unfavorable results from ongoing stress test analyses conducted at or on the Company and the Bank may adversely affect our ability to retain customers or compete for new business opportunities.

 Under final rules associated with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and specifically section 165(i)(2) thereof, the Federal Reserve and other banking regulators require the Company and the Bank to perform, and in turn, the regulators themselves to conduct periodic stress tests and analysis of BancorpSouth to evaluate our ability to absorb losses in various economic and financial scenarios. This stress test analysis uses three economic and financial scenarios generated by the Federal Reserve, including a baseline, adverse and severely adverse scenarios.  The regulators may also use, and require companies to use, additional components in the adverse and severely adverse scenarios or additional or more complex scenarios designed to capture salient risks to specific lines of business.  The rules also require us to conduct our own periodic stress test analysis to assess the potential impact on the Company, including our consolidated earnings, losses and capital, under each of the economic and financial scenarios used as part of the regulators’ stress test analysis. A summary of the results of certain aspects of the Federal Reserve’s annual stress analysis is to be released publicly and will contain bank holding company specific information and results. The rules also require us to disclose publicly a summary of the results of our semi-annual stress analyses, and the Bank’s annual stress analyses, under the severely adverse scenario.

Although the stress tests are not meant to assess our current condition, and even if we remain stable and well capitalized, we cannot predict the market’s or our customers’ reaction to the results of these stress tests. Our customers’ reactions could limit our ability to attract and retain customers or to effectively compete for new business opportunities.

Additionally, our regulators may require us to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests, including requiring revisions or changes to our capital plans. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms favorable to us. Any such capital raises, if required, may also be dilutive to our existing shareholders.

New, proposed and future regulatory initiatives associated with the CFPB may increase compliance burdens, which could have a material adverse effect on our financial condition and results of operations.

The Dodd-Frank Act created the CFPB, which has examination and enforcement authority over the Bank and its subsidiaries, and gave CFPB broad rulemaking authority to administer and carry out the purposes and objectives of certain federal consumer financial laws with respect to financial institutions that offer financial products and services to consumers. The CFPB is authorized to make rules identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The term “abusive” is new and untested, and we cannot predict how it will be enforced.

Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is likely that banks will be subject to increased regulation and compliance obligations that expose us to noncompliance risk and consequences, which could have a material adverse effect on our financial condition and results of operations.

Our framework for managing risks may not be effective in mitigating risk and any resulting loss.

Our risk management framework seeks to mitigate risk and any resulting loss.  We have established processes intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity, credit, market, interest rate, operational, legal and compliance, and reputational risk.  However, as with any risk management framework, there are inherent limitations to our risk management processes and strategies. There may exist, or develop in the future, risks that we have not appropriately anticipated or identified.  Also, breakdowns in our risk management framework could have a material adverse effect on its financial condition and results of operations.

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

The Bank owns 234 of its 256 branch banking facilities. The remaining 22 branch banking facilities are occupied under leases with unexpired terms ranging from one to ten years.  The Bank also owns other buildings that provide space for computer operations, lease servicing, mortgage lending, warehouse needs and other general purposes.

Management considers all of the Bank’s owned buildings and leased premises to be in good condition.

b.BancorpSouth Insurance Services, Inc. - This wholly-owned subsidiary of the Bank owns five of the 29 offices it occupies.  It leases 24 offices that have unexpired terms varying in duration from one to nine years.

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

The Company and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions and potential transactions with numerous customers or applicants. From time to time, borrowers, customers, former employees and other third parties have brought actions against the Company or its subsidiaries, in some cases claiming substantial damages. Financial services companies are subject to the risk of class action litigation and, from time to time, the Company and its subsidiaries are subject to such actions brought against it. Additionally, the Bank is, and management expects it to be, engaged in a number of foreclosure proceedings and other collection actions as part of its lending and leasing collections activities, which, from time to time, have resulted in counterclaims against the Bank. Various legal proceedings have arisen and may arise in the future out of claims against entities to which the Company is a successor as a result of business combinations. The Company’s insurance has deductibles, and will likely not cover all such litigation or other proceedings or the costs of defense. The Company and its subsidiaries may also be subject to enforcement actions by federal or state regulators, including the Securities and

Exchange Commission, the Federal Reserve, the FDIC, the CFPB, the Department of Justice, state attorneys general and the Mississippi Department of Banking and Consumer Finance.

When and as the Company determines it has meritorious defenses to the claims asserted, it vigorously defends against such claims. The Company will consider settlement of claims when, in management’s judgment and in consultation with counsel, it is in the best interests of the Company to do so.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results. The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorneys’ fees.  A motion to dismiss has been under advisement by the court since early 2013.    Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida wherein an order was entered certifying a class in this case.    The consolidated pretrial proceedings in the multi-district litigation court have concluded and the case has been remanded to the U.S. District Court for the Northern District of Florida for further proceedings.  There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

ITEM  4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

The common stock of the Company trades on the New York Stock Exchange under the symbol “BXS.”  The following table sets forth, for the quarters indicated, the range of sale prices of the Company’s common stock as reported on the New York Stock Exchange:

		High	Low
2013	Fourth	$ 25.54	$ 19.64
	Third	20.77	17.76
	Second	18.06	14.72
	First	16.52	14.14

2012	Fourth	$ 15.00	$ 12.55
	Third	15.69	13.81
	Second	14.70	12.40
	First	14.21	10.85

HOLDERS OF RECORD

As of February 17, 2014, there were 8,125 shareholders of record of the Company’s common stock.

DIVIDENDS

The Company declared cash dividends each quarter in an aggregate annual amount  of $0.12 and $0.04 per share during 2013 and 2012, respectively.  Future dividends, if any, will vary depending on the Company’s profitability, anticipated capital requirements and applicable federal and state regulations.    The Company is further restricted by the Federal Reserve’s authority to limit or prohibit the payment of dividends, as outlined in SR 09-4 and the FDIC’s authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.  There can be no assurance that the Federal Reserve Bank, the FDIC or other regulatory bodies will not limit or prohibit future dividends.  See “Item 1. Business – Regulation and Supervision” included herein for more information on restrictions and limitations on the Company’s ability to pay dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2013.

STOCK PERFORMANCE GRAPH

The graph below compares the annual percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the SNL Southeast Bank Index and the S&P 500 Index for a period of five years.  The graph assumes an investment of $100 in the Company’s common stock and in each respective index on December 31, 2008 and reinvestment of dividends on the date of payment without commissions.  The SNL Southeast Bank Index is presented by SNL Financial LC and consists of 85 publicly traded banks and bank holding companies located in the southeastern United States as of December 31, 2013.  The performance graph represents past performance and should not be considered to be an indication of future performance.

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
BancorpSouth, Inc.	100.00	104.64	75.00	52.33	69.25	121.78
SNL Southeast Bank Index	100.00	100.41	97.49	57.04	94.75	128.40
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Source: SNL Financial LC

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

As a financial holding company, the financial condition and operating results of the Company are heavily influenced by economic trends nationally and in the specific markets in which the Company’s subsidiaries provide financial services.  During recent years, the pressures of the national and regional economic cycle created a difficult operating environment for the financial services industry.  The Company was not immune to such pressures and the economic downturn had a negative impact on the Company and its customers in all of the markets that it serves.  While this impact has been  reflected in the Company’s credit quality measures during 2010 and 2011, the Company’s financial condition improved during 2012 and 2013, as reflected by decreases in the allowance for credit losses, net charge-offs, total non-performing loans and leases (“NPLs”) and total non-performing assets (“NPAs”).  Management believes that the Company is better positioned with respect to overall credit quality as evidenced by the improvement in credit quality metrics at December 31, 2013 compared to December 31, 2012 and December 31, 2011.  Management believes, however, that continued weakness in the economic environment could adversely affect the strength of the credit quality of the Company’s assets overall.  Therefore, management will continue to focus on early identification and resolution of any credit issues.

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

The Company’s debit card revenue remained relatively stable in 2013 compared to 2012.  During 2012, the Company’s debit card revenue decreased as a result of the Durbin Amendment.  The Federal Reserve’s final rule implementing the Durbin Amendment has been challenged in court, including a lower court ruling adverse to the Federal Reserve’s implementation of the final rule.  The effect of this litigation, appeals therefrom or any subsequent rule changes by the Federal Reserve are uncertain, but may impact the Company’s debit card revenue in future reporting periods.

The information that follows is provided to enhance comparability of financial information between periods and to provide a better understanding of the Company’s operations.

SELECTED FINANCIAL INFORMATION
	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Earnings Summary:	(Dollars in thousands, except per share amounts)
Interest revenue	$ 449,507	$ 486,424	$ 537,853	$ 582,762	$ 615,414
Interest expense	50,558	71,833	102,940	141,620	170,515
Net interest revenue	398,949	414,591	434,913	441,142	444,899
Provision for credit losses	7,500	28,000	130,081	204,016	117,324
Net interest revenue, after
provision for credit losses	391,449	386,591	304,832	237,126	327,575
Noninterest revenue	275,066	280,149	270,845	264,144	275,276
Noninterest expense	534,849	549,193	533,633	487,033	490,017
Income before income taxes	131,666	117,547	42,044	14,237	112,834
Income tax expense (benefit)	37,551	33,252	4,475	(8,705)	30,105
Net income	$ 94,115	$ 84,295	$ 37,569	$ 22,942	$ 82,729

Balance Sheet - Year-End Balances:
Total assets	$ 13,029,733	$ 13,397,198	$ 12,995,851	$ 13,615,010	$ 13,167,867
Total securities	2,466,989	2,434,032	2,513,518	2,709,081	1,993,594
Loans and leases, net of unearned income	8,958,015	8,636,989	8,870,311	9,333,107	9,775,136
Total deposits	10,773,836	11,088,146	10,955,189	11,490,021	10,677,702
Long-term debt	81,714	33,500	33,500	110,000	112,771
Total shareholders' equity	1,513,130	1,449,052	1,262,912	1,222,244	1,276,296

Balance Sheet - Average Balances:
Total assets	13,068,568	13,067,276	13,280,047	13,304,836	13,203,659
Total securities	2,561,918	2,490,898	2,620,404	2,157,096	2,179,479
Loans and leases, net of unearned income	8,671,441	8,719,399	9,159,431	9,621,529	9,734,580
Total deposits	10,877,366	10,936,694	11,251,406	11,107,445	10,155,730
Long-term debt	53,050	33,500	66,673	111,547	290,582
Total shareholders' equity	1,478,429	1,413,667	1,240,768	1,241,321	1,255,605

Common Share Data:
Basic earnings per share	$0.99	$0.90	$0.45	$0.28	$0.99
Diluted earnings per share	0.99	0.90	0.45	0.27	0.99
Cash dividends per share	0.12	0.04	0.14	0.88	0.88
Book value per share	15.89	15.33	15.13	14.64	15.29
Tangible book value per share	12.60	12.23	11.68	11.17	11.78
Dividend payout ratio	12.12	4.44	31.11	314.29	88.89

Financial Ratios:
Return on average assets	0.72%	0.65%	0.28%	0.17%	0.63%
Return on average shareholders' equity	6.37%	5.96%	3.03%	1.85%	6.59%
Total shareholders' equity to total assets	11.61%	10.82%	9.72%	8.98%	9.69%
Tangible shareholders' equity to tangible assets	9.44%	8.83%	7.67%	7.00%	7.63%
Net interest margin-fully taxable equivalent	3.43%	3.57%	3.69%	3.70%	3.77%

Credit Quality Ratios:
Net charge-offs to average loans and leases	0.22%	0.67%	1.44%	1.90%	0.76%
Provision for credit losses to average loans and leases	0.09%	0.32%	1.42%	2.12%	1.21%
Allowance for credit losses to net loans and leases	1.71%	1.90%	2.20%	2.11%	1.80%
Allowance for credit losses to NPLs	127.27%	70.42%	60.55%	49.93%	94.41%
Allowance for credit losses to NPAs	80.76%	48.83%	39.33%	37.31%	71.64%
NPLs to net loans and leases	1.34%	2.70%	3.63%	4.23%	1.91%
NPAs to net loans and leases	2.12%	3.90%	5.59%	5.65%	2.51%

Capital Ratios:
Tier 1 capital	12.99%	13.77%	11.77%	10.61%	11.17%
Total capital	14.25%	15.03%	13.03%	11.87%	12.42%
Tier 1 leverage capital	9.93%	10.25%	8.85%	8.07%	8.95%

In addition to financial ratios based on measures defined by U.S. GAAP, the Company utilizes tangible shareholders’ equity, tangible asset and tangible book value per share measures when evaluating the performance of the Company.  Tangible shareholders’ equity is defined by the Company as total shareholders’ equity less goodwill and identifiable intangible assets.  Tangible assets are defined by the Company as total assets less goodwill and identifiable intangible assets. Management believes the ratio of tangible shareholders’ equity to tangible assets to be important to investors who are interested in evaluating the adequacy of the Company’s capital levels.  Tangible book value per share is defined by the Company as tangible shareholders’ equity divided by total common shares outstanding.  Management believes that tangible book value per share is important to investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets.  The following table reconciles tangible assets and tangible shareholders’ equity as presented above to U.S. GAAP financial measure as reflected in the Company’s consolidated financial statements:

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Tangible Assets:
Total assets	$ 13,029,733	$ 13,397,198	$ 12,995,851	$ 13,615,010	$ 13,167,867
Less: Goodwill	286,800	275,173	271,297	270,097	270,097
Identifiable intangible assets	26,079	17,329	16,613	19,624	23,533
Total tangible assets	$ 12,716,854	$ 13,104,696	$ 12,707,941	$ 13,325,289	$ 12,874,237

Tangible Shareholders' Equity:
Total shareholders' equity	$ 1,513,130	$ 1,449,052	$ 1,262,912	$ 1,222,244	$ 1,276,296
Less: Goodwill	286,800	275,173	271,297	270,097	270,097
Identifiable intangible assets	26,079	17,329	16,613	19,624	23,533
Total tangible shareholders'
equity	$ 1,200,251	$ 1,156,550	$ 975,002	$ 932,523	$ 982,666

Total shares outstanding	95,231,691	94,549,867	83,483,796	83,481,737	83,450,296

Tangible shareholders' equity to
tangible assets	9.44%	8.83%	7.67%	7.00%	7.63%

Tangible book value per share	$ 12.60	$ 12.23	$ 11.68	$ 11.17	$ 11.78

FINANCIAL HIGHLIGHTS

The Company reported net income of $94.1 million for 2013 compared to $84.3 million for 2012 and $37.6 million for 2011.  The decreased provision for credit losses was the most significant factor contributing to the increase in earnings in both 2013 compared to 2012 and 2012 compared to 2011, as the provision for credit losses was $7.5 million in 2013 compared to $28.0 million in 2012 and $130.1 million in 2011.  Net charge-offs decreased to $18.7 million, or 0.22% of average loans and leases, in 2013 from $58.7 million, or 0.67% of average loans and leases, in 2012 and  $131.9 million, or 1.44% of average loans and leases, in 2011.   The decrease in the provision for credit losses from 2012 to 2013 and from 2011 to 2012 reflected the impact of significant decreases in NPL formation during both 2013 and 2012, as NPLs decreased to $120.4 million at December 31, 2013 after having decreased to $233.6 million at December 31, 2012 from $322.3 million at December 31, 2011.  The impact of the economic environment continues to be evident on real estate consumer mortgage, commercial and construction, acquisition and development loans and more specifically on residential construction, acquisition and development loans.  Prior to 2012, many of these loans had become collateral-dependent, requiring recognition of additional loan loss provisions or charge-offs to reflect the decline in real estate values.  During 2013, the Company continued its focus on improving credit quality and reducing NPLs, especially in the real estate construction, acquisition and development loan portfolio, as evidenced by the decrease in that portfolio’s nonaccrual loans of $49.0 million, or 73.6%,  to $17.6 million at December 31, 2013 from $66.6 million at December 31, 2012.

The primary source of revenue for the Company is net interest revenue earned by the Bank.  Net interest revenue is the difference between interest earned on loans, investments and other earning assets and interest paid on deposits and other obligations.  Net interest revenue for 2013 was $398.9 million, compared to $414.6 million for 2012 and $434.9 million for 2011.  Net interest revenue is affected by the general level of interest rates, changes in interest rates and changes in the amount and composition of interest earning assets and interest bearing liabilities.  One of the

Company’s long-term objectives is to manage those assets and liabilities to maximize net interest revenue, while balancing interest rate, credit, liquidity and capital risks.  The 3.8% decrease in net interest revenue in 2013 compared to 2012 was a result of the decrease in interest expense being more than offset by the decrease in interest revenue as the yield on earning assets declined by a greater amount than that of interest-bearing liabilities.  The decline in earning asset yield was primarily a result of the balance in short-term investments, which is the lowest yielding earning asset, combined with declining loan yields as interest rates continued to be at historically low levels.  The Company experienced a decrease in interest paid on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter of 2013, as well as an increase in lower rate savings deposits and a decrease in higher rate average demand and other time deposits which resulted in a decrease in interest expense of $21.3 million, or 29.6%, in 2013 compared to 2012.

The Company attempts to diversify its revenue stream by increasing the amount of revenue received from mortgage lending operations, insurance agency activities, brokerage and securities activities and other activities that generate fee income.  Management believes this diversification is important to reduce the impact of fluctuations in net interest revenue on the overall operating results of the Company.   Noninterest revenue for 2013 was $275.1 million, compared to $280.1 million for 2012 and $270.8 million for 2011.  One of the primary contributors to the decrease in noninterest revenue from 2012 to 2013 was the decrease in mortgage lending revenue to $45.0 million in 2013 compared to $56.9 million in 2012.  The decrease in mortgage lending revenue was primarily related to the decrease in mortgage originations.  Mortgage origination volume decreased by approximately $600 million in 2013 to $1.4 billion from $2.0 billion in 2012.  The decreased level of mortgage origination volume resulted in a decrease in origination revenue to $26.1 million in 2013 from $53.3 million in 2012.  The decrease in mortgage lending revenue in 2013 compared to 2012 was somewhat offset by the change in fair value of Mortgage servicing rights (“MSRs”).  The fair value of MSRs increased $8.9 million in 2013 compared to a decrease of $3.2 million in 2012.

Service charges decreased 7.0% in 2013 compared to 2012 and 14.7% in 2012 compared to 2011 as a result of a decrease in insufficient fund fees and a lower volume of items processed.  Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in the continued decreases in insufficient fund fees.   While service charges and mortgage lending revenue decreased in 2013 compared to 2012, insurance commissions increased 8.4% to $97.7 million in 2013 from $90.1 million in 2012 after increasing 3.7% from $86.9 million in 2011.  The increase in insurance commissions was a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. in July 2012 and GEM in  December 2013.

Noninterest expense for 2013 was $534.8 million, a decrease of 2.6% from $549.2 million for 2012, which was an increase of 2.9% from $533.6 million for 2011.  The decrease in noninterest expense in 2013 compared to 2012 was primarily a result of decreases in deposit insurance assessments and foreclosed property expense.  Deposit insurance assessments decreased $4.7 million, or 28.7%, in 2013 compared to 2012 and decreased $4.8 million, or 22.7%, in 2012 compared to 2011 as a result of improvement evidenced in various variables utilized by the FDIC in calculating the deposit insurance assessment.  Foreclosed property expense decreased $27.7 million, or 70.2%, to $11.7 million in 2013 compared to $39.4 million in 2012 primarily as a result of the Company experiencing lower losses on the sale and smaller writedowns of OREO.   The decrease in noninterest expense was somewhat offset by a pre-tax charge of $10.9 million that was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program and a pre-tax charge of $2.9 million that was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of 8.15% trust preferred securities in the third quarter of 2013.  No such voluntary early retirement program or redemption and resulting write-off of unamortized issuance costs were recorded in 2012 and 2011.   Legal expenses increased $11.1 million, or 118.8%, in 2013 compared to 2012 as a result of a charge of $10.7 million to legal expense during 2013 that was recorded to increase the litigation accrual related to various legal matters after only increasing approximately $164,000, or 1.8% in 2012 compared to 2011.  Income tax expense increased in 2013 and 2012 primarily as a result of the increase in pre-tax income in 2013 compared to 2012 and in 2012 compared to 2011.  The major components of net income are discussed in more detail in the various sections that follow.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which require the Company to make estimates and assumptions (see Note 1 to the Company’s Consolidated Financial Statements included elsewhere in this Report).  Management believes that its determination of the allowance for credit losses, valuation of OREO, the annual goodwill impairment assessment, the assessment for other-than-temporary impairment of securities, the valuation of MSRs and the estimation of pension and other postretirement benefit amounts involve a higher degree of judgment and complexity than the Company’s other significant accounting policies.  Further, these estimates can be materially impacted by changes in market conditions or the actual or perceived financial condition of the Company’s borrowers, subjecting the Company to significant volatility of earnings.

Allowance for Credit Losses

The allowance for credit losses is established through the provision for credit losses, which is a charge against earnings.  Provisions for credit losses are made to reserve for estimated probable losses on loans and leases.  The allowance for credit losses is a significant estimate and is regularly evaluated by the Company for adequacy by taking into consideration factors such as changes in the nature and volume of the loan and lease portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  In determining an adequate allowance for credit losses, management makes numerous assumptions, estimates and assessments.  The use of different estimates or assumptions could produce different provisions for credit losses.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Provision for Credit Losses and Allowance for Credit Losses” included herein for more information.  At December 31, 2013, the allowance for credit losses was $153.2 million, representing 1.71% of total loans and leases, net of unearned income.

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

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2013.  Based on this assessment, it was determined that the Company’s reporting segments’ fair value exceeded their carrying value.  Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2013.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $286.8 million at December 31, 2013.

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

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs.  The Company records MSRs at fair value on a recurring basis with subsequent remeasurement of MSRs based on change in fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“FASB ASC 860”).  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSRs is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  The Company does not hedge the change in fair value of MSRs and, therefore, the Company is susceptible to significant fluctuations in the fair value of its MSRs in changing interest rate environments.  At December 31, 2013, the Company’s mortgage servicing asset was valued at $54.7 million.

Pension and Postretirement Benefits

Accounting for pension and other postretirement benefit amounts is another area where the accounting guidance requires management to make various assumptions in order to appropriately value any related asset or liability.  Estimates that the Company makes to determine pension-related assets and liabilities include actuarial assumptions, expected long-term rate of return on plan assets, rate of compensation increase for participants and discount rate.  Estimates that the Company makes to determine asset and liability amounts for other postretirement benefits include actuarial assumptions and a discount rate.  Changes in these estimates could impact earnings.  For example, lower expected long-term rates of return on plan assets could negatively impact earnings, as would lower estimated discount rates or higher rates of compensation increase.  In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases.    The Company accounts for the over-funded or under-funded status of its defined benefit and postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income as required by FASB ASC 715, Compensation – Retirement Benefits (“FASB ASC 715”).  In accordance with FASB ASC 715, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the year and the expected long-term rate of return on that portfolio.  In determining the reasonableness of the expected rate of return, the Company considers a variety of factors including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised and current/prospective capital market conditions and economic forecasts.  The Company used an expected rate of return of 5.5% on plan assets for 2013.  The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 30, 2013 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.90% for the Basic Plan,  4.50% for the Restoration Plan and 3.65% for the Supplemental  Plan based on a December 31, 2013 measurement date.

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

The following table presents average interest earning assets, average interest bearing liabilities, net interest revenue-FTE, net interest margin-FTE and net interest rate spread for the three years ended December 31, 2013:

	2013			2012			2011
(Taxable equivalent basis)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	(Dollars in thousands, yields on taxable equivalent basis)
Loans and leases (net of
unearned income) (1)(2)	$ 8,671,441	$ 399,738	4.61%	$ 8,719,399	$ 428,998	4.92%	$ 9,159,431	$ 464,413	5.07%
Loans held for sale	77,984	2,539	3.26%	91,215	3,033	3.33%	53,504	2,219	4.15%
Held-to-maturity securities:
Taxable (3)	-	-	-	-	-	-	547,471	13,266	2.42%
Non-taxable (4)	-	-	-	-	-	-	133,827	8,673	6.48%
Available-for-sale securities:
Taxable (5)	2,129,615	33,286	1.56%	2,035,628	39,849	1.96%	1,667,936	44,243	2.65%
Non-taxable (6)	432,304	23,918	5.53%	455,270	25,627	5.63%	271,170	16,897	6.23%
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	670,170	1,694	0.25%	659,459	1,714	0.26%	310,052	868	0.28%
Total interest earning
assets and revenue	11,981,514	461,175	3.85%	11,960,971	499,221	4.17%	12,143,391	550,579	4.53%
Other assets	1,247,897			1,290,436			1,347,685
Less: allowance for credit
losses	(160,843)			(184,131)			(211,029)
Total	$ 13,068,568			$ 13,067,276			$ 13,280,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand - interest bearing	$ 4,651,841	$ 9,645	0.21%	$ 4,784,011	$ 16,111	0.34%	$ 4,907,058	$ 22,646	0.46%
Savings	1,205,980	1,705	0.14%	1,078,302	2,697	0.25%	943,317	3,211	0.34%
Other time	2,467,611	29,729	1.20%	2,773,953	39,797	1.43%	3,322,733	61,709	1.86%
Federal funds purchased,
securities sold under
agreement to repurchase,
short-term FHLB and
other borrowings	418,168	294	0.07%	382,167	330	0.09%	437,589	555	0.13%
Junior subordinated debt
securities	109,119	7,376	6.76%	160,312	11,502	7.17%	160,312	11,451	7.14%
Long-term debt	53,050	1,809	3.41%	33,500	1,396	4.17%	66,673	3,368	5.05%
Total interest bearing
liabilities and expense	8,905,769	50,558	0.57%	9,212,245	71,833	0.78%	9,837,682	102,940	1.05%
Demand deposits -
noninterest bearing	2,551,934			2,300,428			2,078,298
Other liabilities	132,436			140,936			123,299
Total liabilities	11,590,139			11,653,609			12,039,279
Shareholders' equity	1,478,429			1,413,667			1,240,768
Total	$ 13,068,568			$ 13,067,276			$ 13,280,047
Net interest revenue-FTE		$ 410,617			$ 427,388			$ 447,639
Net interest margin-FTE			3.43%			3.57%			3.69%
Net interest rate spread			3.28%			3.39%			3.49%
Interest bearing liabilities to
interest earning assets			74.33%			77.02%			81.01%
(1) Includes taxable equivalent adjustment to interest of approximately $3,297,000, $3,387,000, and $3,337,000 in 2013, 2012 and 2011, respectively, using an effective tax rate of 35%.
(2) Non-accrual loans are included in Loans and leases (net of unearned income).
(3) Includes taxable equivalent adjustments to interest of approximately $186,000 in 2011 using an effective tax rate of 35%.
(4) Includes taxable equivalent adjustments to interest of approximately $3,035,000 in 2011 using an effective tax rate of 35%.
(5) Includes taxable equivalent adjustment to interest of approximately $441,000 and $254,000 in 2012 and 2011, respectively, using an effective tax rate of 35%.
(6) Includes taxable equivalent adjustment to interest of approximately $8,371,000, $8,969,000, and $5,914,000 in 2013, 2012 and 2011, respectively, using an effective tax rate of 35%.

Net interest revenue-FTE decreased 3.9% to $410.6 million in 2013 from $427.4 million in 2012, which represented a decrease of 4.5% from $447.6 million in 2011.  The decrease in net interest revenue-FTE for 2013 compared to 2012 was a result of the increase in average short-term investments combined with declining loan yields and lack of substantial loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities.  The decrease in net interest revenue –FTE for 2013 was somewhat offset by the decrease in higher rate average demand and other time deposits, as well as a decrease in rates paid on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter of 2013.  The decrease in net interest revenue-FTE for 2012 compared to 2011 was primarily a result of increase in short-term investments resulting from excess liquidity coupled with the continued lack of substantial loan growth, as the short-term investments had lower average rates earned than the average rates paid on interest bearing liabilities. The yield on interest earning assets declined 32 basis points to 3.85% in 2013 from 4.17% in 2012, which exceeded the decline of 21 basis points in the average rate paid on interest bearing liabilities to 0.57% in 2013 from 0.78% in 2012.  The yield on interest earning assets declined 36 basis points to 4.17% in 2012 from 4.53% in 2011 and the average rate paid on interest bearing liabilities declined 27 basis points to 0.78% in 2012 compared to 1.05% in 2011.  The declining loan yields experienced by the Company in 2013 and 2012 were a result of reduced interest rates with this decline being somewhat offset by the impact of the interest rate floors evident on a portion of the Company’s variable rate loans.  The effect of the interest rate floors on the Company’s variable rate loans is more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Sensitivity.”

Interest revenue-FTE decreased 7.6% to $461.2 million in 2013 from $499.2 million in 2012, which represented a decrease of 9.3% from $550.6 million in 2011.  The decreases in interest revenue-FTE in 2013 and 2012 were primarily a result of the declining loan yields on decreased net loans and leases, as interest rates were at historically low levels with the 2013 and 2012 decrease also impacted by increased lower rate securities and short-term investments, resulting in an overall decrease in the yield on average interest earning assets of 32 basis points during 2013 and 36 basis points during 2012.  Average interest earning assets remained relatively stable at $12.0 billion in 2013 after having decreased $182.4 million, or 1.5%, to $12.0  billion in 2012 from $12.1  billion in 2011.  The decrease in average interest-earning assets during 2012 was primarily a result of the larger decrease in net loans and leases and securities than the increase in short-term investments resulting from excess liquidity.

Interest expense decreased 29.6% to $50.6 million in 2013 from $71.8 million in 2012, which represented a decrease of 30.2% from $102.9 million in 2011.  The decrease in interest expense during 2013 was a result of the increase in average lower cost savings deposits and a decrease in interest bearing and other time deposits and their corresponding rates, as well as a decrease in rates paid on junior subordinated debt resulting from the redemption of 8.15% trust preferred securities in the third quarter, resulting in an overall decrease in the average rate paid of 21 basis points.  The decrease in interest expense during 2012 was a result of the increase in average lower cost savings deposits combined with the decrease in interest bearing and other time deposits and their corresponding rates, coupled with the decrease in higher rate long-term FHLB borrowings, resulting in an overall decrease in the average rate paid of 27 basis points.   Average interest bearing liabilities decreased $306.5 million, or 3.3%, to $8.9 billion in 2013 after decreasing $625.4 million, or 6.4%, from $9.2 billion in 2012.  The decrease in average interest bearing liabilities in 2013 compared to 2012 and from 2012 to 2011 was a result of increases in average lower cost savings deposits being more than offset by decreases in average interest bearing demand deposits, other time deposits, short-term borrowings and long-term borrowings.

Net interest margin-FTE for 2013 was 3.43%, a decrease of 14 basis points from 3.57% for 2012, which represented a decrease of 12 basis points from 3.69% for 2011.  The decrease in the net interest margin-FTE for 2013  was attributable to the yield on earning assets declining by a greater amount than that of interest-bearing liabilities, with the decline in earning asset yield primarily a result of the increase in the average balance of short-term investments, the lowest yielding asset.  The decrease in the net interest margin-FTE for 2012 was primarily a result of weak loan demand, competitive pressure on loan pricing resulting in loans re-pricing at lower rates, both at maturity and, in some cases, prior to maturity and an increase in short-term investments having lower yields than those earned on the loan portfolio.

Net interest revenue-FTE may also be analyzed by segregating the rate and volume components of interest revenue and interest expense.  The table below presents an analysis of rate and average volume change in net interest revenue from 2012 to 2013 and from 2011 to 2012.  Changes that are not solely a result of volume or rate have been allocated to volume.

	2013 over 2012 - Increase (Decrease)					2012 over 2011 - Increase (Decrease)
(Taxable equivalent basis)	Volume	Rate		Total		Volume	Rate		Total
INTEREST REVENUE	(In thousands)
Loans and leases, net of unearned
income	$ (2,211)	$ (27,049)		$ (29,260)		$ (21,650)	$ (13,765)		$ (35,415)
Loans held for sale	(431)	(63)		(494)		1,254	(440)		814
Held-to-maturity securities:
Taxable	-	-		-		-	(13,266)		(13,266)
Non-taxable	-	-		-		-	(8,673)		(8,673)
Available-for-sale securities:
Taxable	1,469	(8,032)		(6,563)		7,198	(11,592)		(4,394)
Non-taxable	(1,271)	(438)		(1,709)		10,363	(1,633)		8,730
Federal funds sold, securities
purchased under agreement to
resell and short-term
investments	27	(47)		(20)		908	(62)		846
Total decrease	(2,417)	(35,629)	-	(38,046)	-	(1,927)	(49,431)	-	(51,358)

INTEREST EXPENSE
Demand deposits - interest bearing	(274)	(6,192)		(6,466)		(414)	(6,121)		(6,535)
Savings deposits	181	(1,173)		(992)		338	(852)		(514)
Other time deposits	(3,691)	(6,377)		(10,068)		(7,873)	(14,039)		(21,912)
Federal funds purchased, securities
sold under agreement to
repurchase, short-term FHLB
and other borrowings	25	(61)		(36)		(48)	(177)		(225)
Junior subordinated debt
securities	(3,460)	(666)		(4,126)		-	51		51
Long-term debt	667	(254)		413		(1,382)	(590)		(1,972)
Total decrease	(6,552)	(14,723)		(21,275)		(9,379)	(21,728)		(31,107)
Total net increase (decrease)	$ 4,135	$ (20,906)		$ (16,771)		$ 7,452	$ (27,703)		$ (20,251)

Interest Rate Sensitivity

The interest rate sensitivity gap is the difference between the maturity or repricing opportunities of interest sensitive assets and interest sensitive liabilities for a given period of time.  A prime objective of asset/liability management is to maximize net interest margin while maintaining a reasonable mix of interest sensitive assets and liabilities.

The following table presents the Company’s interest rate sensitivity at December 31, 2013:

	Interest Rate Sensitivity - Maturing or Repricing
		91 Days	Over One
	0 to 90	to	Year to	Over
	Days	One Year	Five Years	Five Years
	(In thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$ 319,462	$ -	$ -	$ -
Available-for-sale securities	188,572	489,610	1,333,496	455,311
Loans and leases, net of unearned income	3,335,393	1,764,031	3,463,506	395,085
Loans held for sale	42,776	582	3,353	22,882
Total interest earning assets	3,886,203	2,254,223	4,800,355	873,278
INTEREST BEARING LIABILITIES:
Interest bearing demand and
savings deposits	5,816,580	-	-	-
Other time deposits	504,339	1,037,690	770,461	174
Federal funds purchased, securities
sold under agreement to repurchase,
short-term FHLB borrowings and
other short-term borrowings	421,028	-	-	-
Long-term debt and junior
subordinated debt securities	-	-	51,714	61,446
Other	-	-	41	-
Total interest bearing liabilities	6,741,947	1,037,690	822,216	61,620
Interest rate sensitivity gap	$ (2,855,744)	$ 1,216,533	$ 3,978,139	$ 811,658
Cumulative interest sensitivity gap	$ (2,855,744)	$ (1,639,211)	$ 2,338,928	$ 3,150,586

In the event interest rates increase after December 31, 2013, based on this interest rate sensitivity gap, the Company could experience decreased net interest revenue in the following one-year period, as the cost of funds could increase at a more rapid rate than interest revenue on interest earning assets.  However, the Company’s historical repricing sensitivity on interest bearing demand deposits and savings suggests that these deposits, while having the ability to reprice in conjunction with rising market rates, often exhibit less repricing sensitivity to a change in market rates, thereby somewhat reducing the exposure to rising interest rates.  In  the event interest rates decline after December 31, 2013, based on this interest rate sensitivity gap, it is possible that the Company could experience slightly increased net interest revenue in the following one-year period.  However, any potential benefit to net interest revenue in a falling rate environment is mitigated by implied rate floors on interest bearing demand deposits and savings resulting from the historically low interest rate environment.  It should be noted that the balances shown in the table above are at December 31, 2013 and may not be reflective of positions at other times during the year or in subsequent periods.  Allocations to specific interest rate sensitivity periods are based on the earlier of maturity or repricing dates.    The elevated liability sensitivity in the 0 to 90 day category as compared to other categories was primarily a result of the Company’s utilization of shorter term, lower cost deposits to fund earning assets.

As of December 31, 2013, the Bank had  $1.8 billion in variable rate loans with interest rates determined by a floor, or minimum rate.  This portion of the loan portfolio had an average interest rate earned of 4.29%, an average maturity of 61 months and a fully-indexed interest rate of 3.80% at December 31, 2013.  The fully-indexed interest rate is the interest rate that these loans would be earning without the effect of interest rate floors.  While the Bank benefits from interest rate floors in the current interest rate environment, loans currently earning their floored interest rate may not experience an immediate impact on the interest rate earned should key indices rise.  Key indices include, but are not limited to, the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate.  At December 31, 2013, the Company had $649.1 million, $1.3 billion and $679.3 million in variable rate loans with interest rates tied to the Bank’s prime rate, the Wall Street Journal prime rate and the London Interbank Offering Rate, respectively.  The Bank’s net interest margin may be negatively impacted by the timing and magnitude of a rise in key indices.

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

The sensitivity analysis included in the tables below delineates the percentage change in net interest income and EVE derived from instantaneous parallel rate shifts of plus and minus 400, 300, 200 and 100 basis points.  The impact of minus 400, 300, 200 and 100 basis point rate shocks as of December 31, 2013 and 2012 was not considered meaningful because of the historically low interest rate environment.    However, the risk exposure should be mitigated by any downward rate shifts.  Variances were calculated from the base case scenario, which reflected prevailing market rates, and the net interest income forecasts used in the calculations spanned 12 months for each scenario.

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

	Net Interest Income
	% Variance from Base Case Scenario
Rate Shock	December 31, 2013	December 31, 2012
+400 basis points	8.1%	24.1%
+300 basis points	9.6%	21.3%
+200 basis points	10.0%	17.4%
+100 basis points	4.7%	8.1%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

	Economic Value of Equity
	% Variance from Base Case Scenario
Rate Shock	December 31, 2013	December 31, 2012
+400 basis points	22.7%	27.1%
+300 basis points	18.2%	22.6%
+200 basis points	12.4%	15.9%
+100 basis points	6.6%	12.7%
-100 basis points	NM	NM
-200 basis points	NM	NM
-300 basis points	NM	NM
-400 basis points	NM	NM
NM=not meaningful

In addition to instantaneous rate shocks, the Company monitors interest rate exposure through simulations of gradual interest rate changes over a 12-month time horizon.  The results of these analyses are included in the following table:

	Net Interest Income
	% Variance from Base Case Scenario
Rate Ramp	December 31, 2013	December 31, 2012
+200 basis points	4.0%	8.1%
-200 basis points	NM	NM
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

At December 31, 2013, impaired loans totaled $54.9 million, which was net of cumulative charge-offs of $17.2 million.  Additionally, the Company had specific reserves related to impaired loans of $4.1 million included in the allowance for credit losses.  Impaired loans at December 31,  2013 were primarily from the Company’s construction, acquisition and development and commercial real estate portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180-360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180-360 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

An analysis of the allowance for credit losses for the five years ended December 31, 2013 is provided in the following table:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$ 164,466	$ 195,118	$ 196,913	$ 176,043	$ 132,793

Loans and leases charged off:
Commercial and industrial	(4,672)	(12,362)	(17,337)	(11,879)	(9,534)
Real estate
Consumer mortgages	(9,159)	(13,122)	(10,186)	(25,639)	(13,917)
Home equity	(1,469)	(2,721)	(5,852)	(5,215)	(5,372)
Agricultural	(736)	(1,240)	(3,420)	(1,201)	(848)
Commercial and industrial-owner occupied	(3,855)	(9,015)	(10,302)	(9,200)	(4,033)
Construction, acquisition and development	(6,745)	(33,085)	(67,362)	(113,237)	(32,638)
Commercial real estate	(10,341)	(12,728)	(17,436)	(14,084)	(3,584)
Credit cards	(2,316)	(2,221)	(3,072)	(4,559)	(4,770)
All other	(2,899)	(2,904)	(7,088)	(6,008)	(3,517)
Total loans and leases charged off	(42,192)	(89,398)	(142,055)	(191,022)	(78,213)

Recoveries:
Commercial and industrial	3,517	7,096	1,567	1,330	761
Real estate
Consumer mortgages	5,067	1,836	1,111	1,448	824
Home equity	607	496	185	179	109
Agricultural	215	126	123	12	2
Commercial and industrial-owner occupied	2,724	2,696	393	399	297
Construction, acquisition and development	4,682	8,407	3,951	1,706	128
Commercial real estate	4,978	8,538	1,045	845	189
Credit cards	629	527	803	829	617
All other	1,043	1,024	1,001	1,128	1,212
Total recoveries	23,462	30,746	10,179	7,876	4,139

Net charge-offs	(18,730)	(58,652)	(131,876)	(183,146)	(74,074)

Provision charged to operating expense	7,500	28,000	130,081	204,016	117,324
Balance, end of period	$ 153,236	$ 164,466	$ 195,118	$ 196,913	$ 176,043

Loans and leases, net of unearned
income - average	$ 8,671,441	$ 8,719,399	$ 9,159,431	$ 9,621,529	$ 9,734,580

Loans and leases, net of unearned
income - period end	$ 8,958,015	$ 8,636,989	$ 8,870,311	$ 9,333,107	$ 9,775,136

RATIOS
Net charge-offs to average loans and leases	0.22%	0.67%	1.44%	1.90%	0.76%
Provision for credit losses to average
loans and leases, net of unearned income	0.09%	0.32%	1.42%	2.12%	1.21%
Allowance for credit losses to loans and
leases, net of unearned income	1.71%	1.90%	2.20%	2.11%	1.80%

Net charge-offs decreased $39.9 million, or 68.1%, in 2013 compared to 2012, and decreased $73.2 million, or 55.5%, in 2012 compared to 2011.  Net charge-offs as a percentage of average loans and leases decreased to 0.22% in 2013 compared to 0.67% in 2012 after having decreased from 1.44% in 2011.  These decreases were primarily a result of decreased losses within the real estate construction, acquisition and development and commercial segments of the Company’s loan and lease portfolio.  The losses experienced in this segment were primarily a result of the weakened financial condition of the corresponding borrowers and guarantors.  These borrowers’ weakened state hindered their ability to service their loans with the Company, which caused a number of loans to become collateral dependent.  Once it is determined a loan’s repayment is dependent upon the underlying collateral, the loan is charged down to net realizable value or a specific reserve is allocated to the loan.  This process resulted in decreased levels of charge-offs in 2013 and 2012, as updated appraisals came in closer to loan carrying values.

The provision for credit losses decreased $20.5 million to $7.5 million in 2013 compared to $28.0 million in 2012 after having decreased from  $130.1 million in 2011 as a result of decreases in net charge-offs, declines in the formation of new non-accrual loans, including fewer loans being identified for impairment, continued stabilization in values of previously impaired loans, and significant decreases in NPLs.  As of December 31, 2013 and 2012,  60% and 76%, respectively, of nonaccrual loans had been charged down to net realizable value or had specific reserves to reflect recent appraised values.    As a result, impaired loans had an aggregate net book value of 70%  and 71%  of their contractual principal balance at December 31, 2013 and 2012, respectively.  Nonaccrual loans not impaired are loans that either fall below the impairment threshold or are not determined to be collaterally dependant.

The allowance for credit losses decreased $11.3 million to $153.2 million at December 31, 2013 compared to $164.5 million at December 31, 2012 after decreasing $30.6 million from $195.1 million at December 31, 2011.  The decrease in the allowance for credit losses at December 31, 2013 compared to December 31, 2012 and 2011was a result of improving credit metrics in 2013, including reductions in classified, non-performing and impaired loans and lower net charge-off levels in 2013 compared to 2012 and 2011.  For more information about the Company’s classified, non-performing and impaired loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans and Leases” of this Report.

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

	2013		2012		2011
		% of Loans		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each	Allowance	in Each
	for	Category	for	Category	for	Category
	Credit	to Total	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 18,376	17.1%	$ 23,286	17.1%	$ 20,724	16.6%
Real estate
Consumer mortgages	39,525	22.0	35,966	21.6	36,529	21.8
Home equity	5,663	5.5	6,005	5.6	8,630	5.8
Agricultural	2,800	2.6	3,301	3.0	3,921	2.7
Commercial and industrial-owner occupied	17,059	16.4	20,178	15.4	21,929	14.6
Construction, acquisition and development	11,828	8.3	21,905	8.5	45,562	10.2
Commercial real estate	43,853	20.5	40,081	20.2	39,444	19.7
Credit cards	3,782	1.2	3,611	1.2	4,021	1.2
All other	10,350	6.4	10,133	7.4	14,358	7.4
Total	$ 153,236	100.0%	$ 164,466	100.0%	$ 195,118	100.0%

	2010		2009
		% of Loans		% of Loans
	Allowance	in Each	Allowance	in Each
	for	Category	for	Category
	Credit	to Total	Credit	to Total
	Loss	Loans	Loss	Loans
	(Dollars in thousands)
Commercial and industrial	$ 22,479	16.1%	$ 21,154	15.1%
Real estate
Consumer mortgages	35,540	20.8	37,048	20.5
Home equity	7,305	5.8	7,218	5.6
Agricultural	4,997	2.7	4,192	2.7
Commercial and industrial-owner occupied	20,403	14.2	22,989	14.7
Construction, acquisition and development	59,048	12.5	46,193	14.9
Commercial real estate	33,439	19.4	26,694	18.4
Credit cards	4,126	1.1	3,481	1.1
All other	9,576	7.4	7,074	7.0
Total	$ 196,913	100.0%	$ 176,043	100.0%

Noninterest Revenue

The components of noninterest revenue for the years ended December 31, 2013,  2012 and 2011 and the percentage change between such years are shown in the following table:

	2013		2012		2011
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Mortgage lending	$ 44,977	(21.0)%	$ 56,919	233.5%	$ 17,069
Credit card, debit card and merchant fees	33,005	4.1	31,705	(25.2)	42,373
Deposit service charges	52,905	(7.0)	56,877	(14.7)	66,670
Trust income	13,451	12.9	11,913	(2.2)	12,186
Securities gains, net	46	(89.6)	442	(96.4)	12,127
Insurance commissions	97,700	8.4	90,138	3.7	86,918
Annuity fees	2,312	3.1	2,243	(32.5)	3,323
Brokerage commissions and fees	7,203	7.3	6,714	13.5	5,918
Bank-owned life insurance	8,314	3.0	8,074	5.4	7,662
Other miscellaneous income	15,153	0.2	15,124	(8.9)	16,599

Total noninterest revenue	$ 275,066	(1.8)%	$ 280,149	3.4%	$ 270,845

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

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2013,  16 mortgage loans totaling approximately $931,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $661,000 were recognized related to these repurchased and make whole loans.  During 2012, 14 mortgage loans totaling approximately $2.1 million  were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $782,000 were recognized related to these repurchased and make whole loans.

At December 31, 2013, the Company had reserved approximately $911,000 for potential losses from representation and warranty obligations, compared to a reserve of approximately $729,000 at December 31, 2012.  The reserve is based on the Company’s repurchase and loss trends, and quantitative and qualitative factors that may result in anticipated losses different than historical loss trends, including loan vintage, underwriting characteristics and macroeconomic trends.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively.  Before beginning the foreclosure process, a mortgage loan foreclosure committee of the Bank reviews the identified delinquent loan.  All documents and activities related to the foreclosure process are executed in-house by mortgage department personnel.

Origination revenue, a component of mortgage lending revenue, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans.  Mortgage loan origination volumes of $1.4  billion, $2.0  billion and $1.2 billion produced origination revenue of $26.1 million, $53.3 million and $24.3 million for 2013,  2012 and 2011, respectively.  The decrease in mortgage origination revenue in 2013 compared to 2012 was a direct result of the decrease in mortgage loan origination volumes during 2013 compared to 2012, as well as the result of interest rate volatility during 2013.  The increase in mortgage origination revenue in 2012 compared to 2011 was a direct result of the increase in mortgage loan origination volumes during 2012 compared to 2011.

Revenue from the servicing process, another component of mortgage lending revenue, includes fees from the actual servicing of loans.  Revenue from the servicing of loans was $16.2 million, $14.4 million and $12.9 million for 2013,  2012 and 2011, respectively.  Changes in the fair value of the Company’s MSRs are generally a result of changes in mortgage interest rates from the previous reporting date.  An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.  The fair value of MSRs is impacted by principal payments, prepayments and payoffs on loans in the servicing portfolio.  Decreases in value from principal payments, prepayments and payoffs were $6.2 million,  $7.6 million and $6.2 million for 2013,  2012 and 2011, respectively.  The Company does not hedge the change in fair value of its MSRs and is susceptible to significant fluctuations in their value in changing interest rate environments.  Reflecting this sensitivity to interest rates, the fair value of MSRs increased $8.9 million in 2013 and decreased $3.2 million and $14.0 million in 2012 and 2011, respectively.

The following table presents the Company’s mortgage lending operations for 2013,  2012 and 2011:

	2013		2012		2011
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Production revenue:
Origination	$ 26,110	(51.0)%	$ 53,296	119.5%	$ 24,286
Servicing	16,168	12.0	14,435	11.6	12,929
Payoffs/Paydowns	(6,244)	(18.4)	(7,649)	(23.8)	(6,180)
Total	36,034	(40.0)	60,082	93.6	31,035
Market value adjustment	8,943	(382.7)	(3,163)	77.4	(13,966)
Mortgage lending revenue	$ 44,977	(21.0)	$ 56,919	233.5	$ 17,069

	(Dollars in millions)
Origination volume	$ 1,425	(28.6)	$ 1,996	64.6	$ 1,213

Outstanding principal balance of
mortgage loans serviced at year-end	$ 5,577	10.2	$ 5,059	17.8	$ 4,293

Credit card, debit card and merchant fees remained relatively stable in 2013 compared to 2012 after decreasing in 2012 compared to 2011 as a result of the impact of the implementation of the Durbin Amendment, which was somewhat offset by the increases in the number and monetary volume of items processed.

Changes in banking regulations and, in particular, the Federal Reserve’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, resulted in decreases in insufficient fund fees during 2013 and 2012.  As a result, service charges on deposit accounts, which include insufficient fund fees, decreased in 2013 when compared to 2012 and in 2012 compared to 2011.

Trust income increased in 2013 compared to 2012 primarily as a result of increases in the value of assets under management or in custody, as revenue is earned on assets under management, combined with fees generated by customers added during 2012 and 2013.  Trust income decreased in 2012 compared to 2011 primarily as a result of decreases in the value of assets under management or in custody, as well as non-recurring fees received during 2011 that were not received during 2012.

Net securities gains of approximately $46,000, $442,000 and $12.1 million were recorded in 2013, 2012 and 2011, respectively.  These amounts reflected the sales and calls of securities from the available-for-sale portfolio and held-to-maturity portfolio.  Some of the sales of available-for-sale securities in 2011 were previously classified as held-to-maturity, because during the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  Any sales of held-to-maturity securities during the first two quarters of 2011 occurred within three months of maturity and were so near maturity that management believed changes in interest rates would not have a significant impact on fair value.

Insurance commissions increased 8.4% in 2013 compared to 2012 and increased 3.7% in 2012 compared to 2011 as a result of new policies and growth from existing customers coupled with the revenue contributed by the acquisition of certain assets of The Securance Group, Inc. in July 2012 and GEM in  December 2013.  Annuity fees remained relatively stable in 2013 compared to 2012 after decreasing 32.5% in 2012 compared to 2011 as a result of fewer annuity sales combined with reduced commissions on those sales.    Brokerage commissions and fees increased in 2013 compared to 2012 and in 2012 compared to 2011 as a result of the increase in sales of real estate investment trust products.  Bank-owned life insurance revenue remained relatively stable in 2013 compared to 2012 and 2011.  The Company recorded life insurance proceeds of approximately $450,000, $872,000 and $658,000 during 2013, 2012 and 2011, respectively.

Other miscellaneous income includes safe deposit box rental income, gain or loss on disposal of assets, and other miscellaneous and non-recurring revenue items.  Other miscellaneous income remained relatively stable in 2013 compared to 2012 and decreased 8.9% in 2012 compared to 2011 primarily as a result of gains of $2.2 million on the dispositions of fixed assets recorded during 2011. No such gains were recognized in 2012 or 2013.

Noninterest Expense

The components of noninterest expense for the years ended December 31, 2013,  2012 and 2011 and the percentage change between years are shown in the following table:

	2013		2012		2011
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Salaries and employee benefits	$ 306,696	0.7%	$ 304,624	7.7%	$ 282,880
Occupancy, net of rental income	41,109	(2.4)	42,140	(0.5)	42,362
Equipment	18,386	(11.8)	20,849	(4.0)	21,707
Deposit insurance assessments	11,755	(28.7)	16,478	(22.7)	21,316
Voluntary early retirement expense	10,850	100.0	-	-	-
Write-off and amortization of
bond issue cost	2,995	100.0	153	-	153
Prepayment penalty on FHLB borrowings	-	NM	-	NM	9,778
Advertising	4,558	(6.4)	4,869	(4.5)	5,098
Foreclosed property expense	11,728	(70.2)	39,406	41.8	27,796
Telecommunications	8,481	(0.4)	8,515	1.5	8,386
Public relations	4,258	(21.6)	5,434	(5.1)	5,727
Data processing	10,962	7.1	10,234	5.8	9,677
Computer software	8,496	13.6	7,476	(0.3)	7,502
Amortization of intangibles	2,979	(7.5)	3,222	(3.1)	3,324
Legal expenses	20,426	118.8	9,334	1.8	9,170
Postage and shipping	4,369	(2.2)	4,465	(7.2)	4,812
Other miscellaneous expense	66,801	(7.2)	71,994	(2.6)	73,945
Total noninterest expense	$ 534,849	(2.6)%	$ 549,193	2.9%	$ 533,633
NM = not meaningful

Salaries and employee benefits remained stable in 2013 compared to 2012 after increasing in 2012 compared to 2011 primarily because of increased employee benefits and incentive compensation.  Pension plan costs, a component of salaries and employee benefits expense, increased in 2013 to $13.3 million after increasing in 2012 to $10.9 million from $4.9 million in 2011.  Occupancy expense remained relatively stable in 2013, 2012 and 2011.

Equipment expense decreased in 2013 and 2012 as a result of a decrease in depreciation expense coupled with the Company’s continued focus on controlling such expenses.  The decrease in deposit insurance assessments in 2013 and 2012 was a result of improvement evidenced in several variables utilized by the FDIC in calculating the deposit insurance assessment.  Effective as of the second quarter of 2011, the FDIC bases the deposit insurance assessment on a redefined assessment base and a new scorecard method to calculate the assessment rate.  During the second quarter of 2011, the Company recorded $9.8 million in expenses related to the early repayment of FHLB advances.  No early repayments were made during 2013 or 2012.

A pre-tax charge of $10.9 million was recorded during the second quarter of 2013 related to additional benefits offered under the voluntary early retirement program that was offered to certain employees that met job classification, age and years-of-service criteria.  No such expenses were recorded during 2012 or 2011.

A pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs related to the redemption of 8.15% trust preferred securities.  No such redemption and resulting write-off of unamortized issuance costs were recorded in 2012 or 2011.

Foreclosed property expense decreased in 2013 as the Company experienced lower losses on the sales and smaller writedowns of OREO as a result of smaller declines in property values attributable to the prevailing economic environment combined with decreased other foreclosed property expenses as a result of the decrease in the number of OREO properties owned during 2013.     During  2013, the Company added $29.3 million to OREO through foreclosure.  Sales of OREO in 2013 were $57.1 million resulting in a net loss on sale of OREO of $1.3 million.  The components of foreclosed property expense for the years ended December 31, 2013,  2012 and 2011 and the percentage change between years are shown in the following table:

	2013		2012		2011
	Amount	% Change	Amount	% Change	Amount
	(Dollars in thousands)
Loss on sale of other real estate owned	$ 1,267	(85.0)%	$ 8,446	682.8%	$ 1,079
Writedown of other real estate owned	6,118	(71.8)	21,726	6.7	20,353
Other foreclosed property expense	4,343	(53.0)	9,234	45.1	6,364
Total foreclosed property expense	$ 11,728	(70.2)%	$ 39,406	41.8%	$ 27,796

While the Company experienced some fluctuations in various components of other noninterest expense, including advertising, public relations, data processing, and amortization of intangibles, total legal expenses increased in 2013 compared to 2012 as a result of increased litigation reserves related to various lawsuits.

Income Taxes

The Company recorded income tax expense of $37.6 million in 2013 compared to an income tax expense of $33.3 million in 2012 and an income tax expense of  $4.5 million in 2011.    The increase in income tax expense in 2013 was primarily a result of the increase in pre-tax income, which increased 12.0% in 2013 compared to 2012.    The increase in income tax expense in 2012 was primarily a result of the increase in pre-tax income, which increased 179.5% in 2012 compared to 2011, while tax preference items, such as tax-exempt interest income, remained relatively consistent with prior years.  The primary differences between the Company’s recorded expense for 2013, 2012 and 2011 and the expense that would have resulted from applying the U.S. statutory tax rate of 35% to the Company’s pre-tax income were the effects of tax-exempt income and other tax preference items.    During the third quarter of 2013, a $1.6 million tax benefit was recorded as a result of the resolution of an uncertain tax position.  The uncertain tax position related to the review of the tax treatment of items during the tax years 2007 through 2009.  The review was resolved in the Company’s favor during the third quarter of 2013, resulting in the reversal of the uncertain tax position reserve for the matter.

FINANCIAL CONDITION

The percentage of earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most efficient and profitable uses.  Earning assets at December 31, 2013 were $11.8 billion, or 90.7% of total assets, compared with $12.2 billion, or 90.9% of total assets, at December 31, 2012.

Loans and Leases

The Bank’s loan and lease portfolio represents the largest single component of the Company’s earning asset base,  comprising 72.4% of average earning assets during 2013.  The Bank’s lending activities include both commercial and consumer loans and leases.  Loan and lease originations are derived from a number of sources, including direct solicitation by the Bank’s loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders, real estate broker referrals and mortgage loan companies.  The Bank has established systematic procedures for approving and monitoring loans and leases that vary depending on the size and nature of the loan or lease, and applies these procedures in a disciplined manner.  The Company’s loans and leases are widely diversified by borrower and industry.  Loans and leases, net of unearned income,  totaled $9.0 billion at December 31,  2013, representing a 3.7%  increase from $8.6 billion at December 31, 2012.

The following table shows the composition of the Company’s gross loans and leases by collateral type at December 31 for the years indicated:

	2013	2012	2011	2010	2009
	(In thousands)

Commercial and industrial	$ 1,538,302	$ 1,484,788	$ 1,484,967	$ 1,505,471	$ 1,484,011
Real estate
Consumer mortgages	1,976,073	1,873,875	1,945,190	1,978,145	2,017,067
Home equity	494,339	486,074	514,362	543,272	550,085
Agricultural	234,576	256,196	239,487	252,292	262,069
Commercial and industrial-owner occupied	1,473,320	1,333,103	1,301,575	1,331,473	1,449,554
Construction, acquisition and development	741,458	735,808	908,362	1,148,161	1,459,503
Commercial real estate	1,846,039	1,748,881	1,754,022	1,816,951	1,806,766
Credit cards	111,328	104,884	106,281	106,345	108,086
All other	578,453	649,143	657,012	694,241	685,845
Total gross loans and leases	$ 8,993,888	$ 8,672,752	$ 8,911,258	$ 9,376,351	$ 9,822,986

The following table shows the Company’s net loans and leases by collateral type as of December 31,  2013 by geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 83,078	$ 164,113	$ 280,964	$ 36,018	$ 23,551	$ 81,253	$ 266,358	$ 593,914	$ 1,529,249
Real estate
Consumer mortgages	127,619	260,013	688,228	61,471	101,167	158,714	487,931	90,930	1,976,073
Home equity	64,438	39,785	165,421	20,997	67,170	70,517	64,027	1,984	494,339
Agricultural	8,416	71,200	58,042	3,575	14,547	11,129	63,155	4,512	234,576
Commercial and industrial-owner occupied	176,162	173,027	472,646	64,911	91,790	88,710	282,816	123,258	1,473,320
Construction, acquisition and development	99,980	70,508	190,990	28,024	80,339	101,782	134,551	35,284	741,458
Commercial real estate	266,963	311,504	275,601	212,869	93,079	104,034	425,933	156,056	1,846,039
Credit cards**	-	-	-	-	-	-	-	111,328	111,328
All other	32,101	59,247	147,163	2,590	48,056	39,404	86,039	137,033	551,633

Total	$ 858,757	$ 1,149,397	$ 2,279,055	$ 430,455	$ 519,699	$ 655,543	$ 1,810,810	$ 1,254,299	$ 8,958,015

*Excludes the Greater Memphis Area

**Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

Commercial and Industrial - Commercial and industrial loans are loans and leases to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans. Also included in this category are loans to finance

agricultural production and business credit card lines.    Commercial and industrial loans outstanding increased 3.6  % from December 31, 2012 to December 31, 2013.

Real Estate – Consumer Mortgages - Consumer mortgages are first- or second-lien loans to consumers secured by a primary residence or second home. These loans are generally amortized over terms up to 15 or 20 years with maturities of three to five years.  The loans are generally secured by properties located generally within the local market area of the community bank which originates and services the loan. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value. Consumer mortgages outstanding increased 5.5% from December 31, 2012 to December 31, 2013.  In addition to loans originated through the Bank’s branches, the Bank originates and services consumer mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.  The Bank’s exposure to sub-prime mortgages is minimal.

Real Estate – Home Equity - Home equity loans include revolving credit lines which are secured by a  first or second lien on a borrower’s residence. Each loan is underwritten individually by lenders who specialize in home equity lending and must conform to Bank lending policies and procedures for consumer loans as to borrower’s financial condition, ability to repay, satisfactory credit history and the condition and value of collateral. Properties securing home equity loans are generally located in the local market area of the Bank branch or office originating and servicing the loan.  The Bank has not purchased home equity loans from brokers or other lending institutions.    Home equity loans outstanding increased 1.7% from December 31, 2012 to December 31, 2013.

Real Estate – Agricultural - Agricultural loans include loans to purchase agricultural land and production lines secured by farm land.  Agricultural loans outstanding decreased 8.4% from December 31, 2012 to December 31, 2013.

Real Estate – Commercial and Industrial-Owner Occupied - Commercial and industrial-owner occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit for terms of one year or less and term loans which are amortized over the useful life of the assets financed. Personal guarantees are generally required for these loans.    Commercial and industrial-owner occupied loans increased 10.5% from December 31, 2012 to December 31, 2013.

Real Estate – Construction, Acquisition and Development - Construction, acquisition and development loans include both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions.  Also included are loans and lines for construction of residential, multi-family and commercial buildings. Prior to March 2010, these loans were often structured with interest reserves to fund interest costs during the construction and development period.  Additionally, certain loans are structured with interest only terms.  The Bank primarily engages in construction and development lending only in local markets served by its branches. The weakened economy and housing market has negatively impacted builders and developers in particular.  Sales of finished houses slowed during 2009 and activity has remained relatively slow since then,  which has resulted in lower demand for residential lots and development land.  The Company curtailed the origination of new construction, acquisition and development loans significantly during 2009 and the Company has continued to maintain that strategy.  Construction, acquisition and development loans remained relatively stable, increasing 0.8% from December 31, 2012 to December 31, 2013.

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

At December 31,  2013, the Company had $13.7 million in construction, acquisition and development loans that provided for the use of interest reserves with approximately $379,000 recognized as interest income during 2013.  The amount of such loans with interest reserves that were on non-accrual status was approximately $122,000 at December 31, 2013.  Interest income is not being recognized on construction, acquisition and development loans with interest reserves that are in non-accrual status.  Loans with interest reserves normally have a budget that includes the various cost components involved in the project. Interest is such a cost, along with hard and other soft costs.  The Company’s policy is to allow interest reserves only during the construction phase.

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

The construction, acquisition and development portfolio is further categorized by risk characteristics into the following six categories: commercial acquisition and development; residential acquisition and development; multi-family construction; one-to-four family construction; commercial construction; and recreation and all other loans.  Construction, acquisition and development loans were $741.5 million and $735.8 million at December 31,  2013 and 2012, respectively.  The following table shows the Company’s net loans and leases in the construction, acquisition and development portfolio by geographical location at December 31, 2013:

Real Estate Construction, Acquisition and Development	Alabama and Florida Panhandle	Arkansas*	Mississippi*	Missouri	Greater Memphis Area	Tennessee*	Texas and Louisiana	Other	Total
Performing:	(In thousands)
Multi-family construction	$ -	$ 997	$ 167	$ -	$ -	$ 4,519	$ 2,019	$ -	$ 7,702
One-to-four family construction	36,892	13,785	50,145	7,187	10,972	64,909	35,315	870	220,075
Recreation and all other loans	1,575	7,774	12,178	517	3,862	1,165	9,056	-	36,127
Commercial construction	18,437	18,154	34,295	7,228	14,011	4,306	25,630	27,575	149,636
Commercial acquisition and development	9,886	15,642	35,999	4,024	20,205	11,071	21,091	1,359	119,277
Residential acquisition and development	28,730	13,739	54,198	7,013	22,705	14,666	38,866	4,423	184,340
Total	$ 95,520	$ 70,091	$ 186,982	$ 25,969	$ 71,755	$ 100,636	$ 131,977	$ 34,227	$ 717,157

Non-performing:
Multi-family construction	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	724	210	572	145	889	279	1,392	-	4,211
Recreation and all other loans	-	13	-	-	728	-	-	-	741
Commercial construction	34	-	-	-	346	831	-	-	1,211
Commercial acquisition and development	2,168	24	1,906	1,583	3,199	-	-	-	8,880
Residential acquisition and development	1,534	170	1,530	327	3,422	36	1,182	1,057	9,258
Total	$ 4,460	$ 417	$ 4,008	$ 2,055	$ 8,584	$ 1,146	$ 2,574	$ 1,057	$ 24,301

Total:
Multi-family construction	$ -	$ 997	$ 167	$ -	$ -	$ 4,519	$ 2,019	$ -	$ 7,702
One-to-four family construction	37,616	13,995	50,717	7,332	11,861	65,188	36,707	870	224,286
Recreation and all other loans	1,575	7,787	12,178	517	4,590	1,165	9,056	-	36,868
Commercial construction	18,471	18,154	34,295	7,228	14,357	5,137	25,630	27,575	150,847
Commercial acquisition and development	12,054	15,666	37,905	5,607	23,404	11,071	21,091	1,359	128,157
Residential acquisition and development	30,264	13,909	55,728	7,340	26,127	14,702	40,048	5,480	193,598
Total	$ 99,980	$ 70,508	$ 190,990	$ 28,024	$ 80,339	$ 101,782	$ 134,551	$ 35,284	$ 741,458

* Excludes the Greater Memphis Area

The following table shows the maturity distribution of the Company’s net loans and leases in the construction, acquisition and development portfolio as of December 31, 2013:

Real Estate Construction,		One Year	One to	After
Acquisition and Development	Past Due	or Less	Five Years	Five Years	Total
Outstanding loan balances:	(In thousands)
Multi-family construction	$ -	$ 3,504	$ 4,198	$ -	$ 7,702
One-to-four family construction	2,693	184,783	33,555	3,255	224,286
Recreation and all other loans	50	11,307	17,298	8,213	36,868
Commercial construction	-	75,860	31,729	43,258	150,847
Commercial acquisition and development	4,526	44,699	63,545	15,387	128,157
Residential acquisition and development	4,224	102,412	69,552	17,410	193,598
Total	$ 11,493	$ 422,565	$ 219,877	$ 87,523	$ 741,458

Non-accrual loans:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,738	686	340	173	2,937
Recreation and all other loans	-	728	-	-	728
Commercial construction	-	865	-	-	865
Commercial acquisition and development	3,750	2,850	290	-	6,890
Residential acquisition and development	2,764	2,061	1,194	128	6,147
Total	$ 8,252	$ 7,190	$ 1,824	$ 301	$ 17,567

As of December 31, 2013, 57.0% of the loans in the construction, acquisition and development portfolio were scheduled to mature within one year.  Many of these maturities may occur prior to the completion of the related projects; and management expects that these loans will be renewed for an additional period of time.  The Company’s loan policy requires that updated appraisals from qualified third party appraisers be obtained for any real estate loan over $250,000 that is renewed.  If the borrower is experiencing financial difficulties, and the renewal is made with concessions, the loan is considered to be a TDR.  These TDRs are tested for impairment by assessing the estimated disposal value of the collateral from the recent appraisal or by assessing the present value of the discounted cash flows expected on these loans.

The following table presents the activity in the construction, acquisition and development nonaccrual loans for 2013:

(In thousands)
Balance at December 31, 2012	$ 66,635
Additions to construction, acquisition and development nonaccruals:
Formation of new nonaccrual loans	7,566
Reductions in construction, acquisition and development nonaccruals:
Charge-offs	(5,453)
Foreclosures to OREO	(12,591)
Payments	(24,127)
Transfers to accrual status	(11,385)
Transfer to other loan category	(3,078)
Balance at December 31, 2013	$ 17,567

The five largest credits that made up the construction, acquisition and development nonaccrual loan balance at December 31, 2013 were located throughout the Company’s geographical locations and in various stages of development and maturity.  The five largest credits made up 43.4% of the total construction, acquisition and development nonaccrual loan balance at December 31, 2013.

Real Estate – Commercial - Commercial loans include loans to finance income-producing commercial and multi-family properties.  Lending in this category is generally limited to properties located in the Company’s trade area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.  The Bank’s exposure to national retail tenants is minimal.  The Bank has not purchased commercial real estate loans from brokers or third-party originators.    Real estate-commercial loans increased 5.6% from December 31, 2012 to December 31, 2013.

Credit Cards - Credit cards include consumer and business MasterCard and Visa accounts.  The Bank offers credit cards primarily to its deposit and loan customers.  Credit card balances increased 6.1% from December 31, 2012  to December 31, 2013.

All Other - All other loans and leases include consumer installment loans and loans and leases to state, county and municipal governments and non-profit agencies. Consumer installment loans and leases  include term loans of up to five years secured by automobiles, boats and recreational vehicles.  The Bank offers lease financing for vehicles and heavy equipment to state, county and municipal governments and medical equipment to healthcare providers across the southern states.    All other loan and lease decreased 11.3% from December 31, 2012 to December 31, 2013.

The maturity distribution of the Company’s loan portfolio is one factor in management’s evaluation by collateral type of the risk characteristics of the loan and lease portfolio.  The following table shows the maturity distribution of the Company’s loans and leases, net of unearned income, as of December 31, 2013:

	One Year	One to	After
	or Less	Five Years	Five Years
	(In thousands)
Commercial and industrial	$ 885,045	$ 447,844	$ 196,360
Real estate
Consumer mortgages	405,686	957,777	612,610
Home equity	238,260	255,943	136
Agricultural	57,485	108,869	68,222
Commercial and industrial-owner occupied	225,486	584,075	663,759
Construction, acquisition and development	434,058	219,877	87,523
Commercial real estate	303,626	906,347	636,066
Credit cards	111,328	-	-
All other	202,055	262,990	86,588
Total loans and leases, net of unearned income	$ 2,863,029	$ 3,743,722	$ 2,351,264

The interest rate sensitivity of the Company’s loan and lease portfolio is important in the management of net interest margin.  The Bank attempts to manage the relationship between the interest rate sensitivity of its assets and liabilities to produce an effective interest differential that is not significantly impacted by the level of interest rates.  The following table shows the interest rate sensitivity of the Company’s loans and leases, net of unearned income, due after one year as of December 31, 2013:

	Fixed	Variable
	Rate	Rate
(In thousands)
Loan and lease portfolio
Due after one year	$ 4,101,192	$ 2,498,106

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

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans and leases	$ 92,173	$ 207,241	$ 276,798	$ 347,499	$ 144,013
Loans 90 days or more past due, still accruing	1,226	1,210	3,434	8,500	36,301
Restructured loans and leases, but accruing	27,007	25,099	42,018	38,376	6,161
Total NPLs	120,406	233,550	322,250	394,375	186,475

Other real estate owned	69,338	103,248	173,805	133,412	59,265
Total NPAs	$ 189,744	$ 336,798	$ 496,055	$ 527,787	$ 245,740

NPLs to net loans and leases	1.71%	2.70%	3.63%	4.23%	1.91%
NPAs to net loans and leases	2.12%	3.90%	5.59%	5.65%	2.51%

NPLs decreased 48.4% in 2013 compared to 2012 and decreased 27.5% in 2012 compared to 2011.  Other real estate owned decreased 32.8% in 2013 compared to 2012 and decreased 40.6% in 2012 compared to 2011.    Included in NPLs at December 31, 2013 were $54.9 million of loans that were impaired.  These impaired loans had a specific reserve of $4.1 million included in the allowance for credit losses of $153.2 million at December 31, 2013, and were net of $17.2 million in partial charge-downs previously taken on these impaired loans.    NPLs at December 31, 2012 included  $156.7 million of loans that were impaired and had a specific reserve of $10.5 million included in the allowance for credit losses of $164.5 million at December 31, 2012.    While restructured loans and leases still accruing remained relatively stable in 2013 compared to 2012,  the increase in restructured loans and leases still accruing in 2011 reflected the increase in loans which met the criteria for disclosure as TDRs because payment terms or pricing had been modified by the Company or by orders under bankruptcy proceedings but which demonstrated sufficient performance to support the remaining principal and accrued interest.    The decrease in restructured loans and leases accruing in 2012 reflected the combination of paydowns on existing restructured loans and the ability to return restructured loans to performing status due to at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower with the interest rate at the time of restructure being at or above market for a comparable loan.

Non-accrual loans at December 31, 2013 reflected a decrease of $115.1 million, or 55.5%, to $92.2 million from $207.2 million at December 31, 2012 after decreasing  $70.0 million, or 25.1%, from $276.8 million at December 31, 2011.  The Bank’s NPL levels over the past several years have been reflective of the continuing effects of the prevailing economic environment on the Bank’s loan portfolio, as a significant portion of the prior increases in the Bank’s NPLs was attributable to problems developing for established customers with real estate related loans, particularly residential construction and development loans, primarily in the Bank’s more urban markets. These problems resulted primarily from the decreased liquidity of certain borrowers and third party guarantors, as well as the declines in appraised real estate values for loans which became collateral dependent during the past two years and certain other borrower specific factors.  The decrease in non-accrual loans during 2013 and 2012 was primarily recognized in the real estate construction, acquisition and development portfolio, as non-accrual loans in this portfolio decreased $49.0  million, or 73.6% to $17.6 million at December 31, 2013 after decreasing $66.5 million, or 49.9%, to $66.6 million at December 31, 2012 from $133.1 million at December 31, 2011.    The decrease in the real estate construction, acquisition and development portfolio resulted from charge-offs of previous non-accrual loans and a reduction in the non-accrual formation related to the real estate construction, acquisition and development portfolio combined with payment received on existing non-accrual loans.

Of the construction, acquisition and development portfolio, which totaled $741.5 million at December 31, 2013, $473.1 million represented loans made by the Bank’s locations in Alabama, Mississippi and Tennessee, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  One-to-four family construction loans were the largest component of the real estate construction, acquisition and development portfolio and totaled $224.3 million at December 31, 2013 with $165.4 million, or 73.7%, of such loans made by the Bank’s locations in Alabama, Mississippi and Tennessee.  These areas have experienced a higher incidence of NPLs, primarily as a result of a severe downturn in the housing market in these regions.  Of the Company’s total NPLs of $120.4 million at December 31, 2013, $72.2 million, or 60.0%, were loans made within these markets.  These markets continue to be affected by high inventories of unsold homes, unsold lots and undeveloped land intended for use as housing developments.  The following table presents the Company’s NPLs by geographical location at December 31,  2013:

		90+ Days
		Past Due	Non-	Restructured		NPLs as a
		still	accruing	Loans, still		% of
	Outstanding	Accruing	Loans	accruing	NPLs	Outstanding
	(Dollars in thousands)
Alabama and Florida Panhandle	$ 858,757	$ -	$ 14,869	$ 670	$ 15,539	5.9%
Arkansas*	1,149,397	-	5,682	2,006	7,688	2.4
Mississippi*	2,279,055	-	23,474	4,592	28,066	1.6
Missouri	430,455	-	7,897	7,996	15,893	9.3
Greater Memphis Area	519,699	-	9,590	5,580	15,170	5.8
Tennessee*	655,543	-	11,260	2,161	13,421	2.8
Texas and Louisiana	1,810,810	-	9,451	1,917	11,368	1.2
Other	1,254,299	1,226	9,950	2,085	13,261	1.8
Total	$ 8,958,015	$ 1,226	$ 92,173	$ 27,007	$ 120,406	2.7%

*Excludes the Greater Memphis Area

OREO decreased by $33.9 million to $69.3 million at December 31, 2013 compared to December 31, 2012, which was a decrease of $70.6 million from $173.8 million at December 31, 2011.  The decrease in OREO in 2013 and 2012 was a result of sales of foreclosed properties exceeding new foreclosures.  Writedowns were the result of continuing processes to value these properties at fair value.  The Bank recorded losses from the loans that were secured by these foreclosed properties in the allowance for credit losses at the time of foreclosure.

The ultimate impact of the economic downturn on the Company’s financial condition and results of operations will depend on its severity and duration.  Continued weakness in the economy could adversely affect the Bank’s volume of NPLs. The Bank will continue to focus on improving and enhancing existing processes related to the early identification and resolution of potential credit problems.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and/or interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant non-accrual status, even after the restructure occurs.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  For reporting purposes, if a restructured loan is 90 days or more past due or has been placed in non-accrual status, the restructured loan is included in the loans 90 days or more past due category or the non-accrual loan category of NPAs.  Total restructured loans were $50.3 million and  $81.4 million at December 31, 2013 and 2012, respectively.  Restructured loans of $23.2 million and $56.2 million were included in the non-accrual loan category at December 31, 2013 and 2012, respectively.

The total amount of interest earned on NPLs was $6.2 million, $4.3 million, $12.6 million, $11.2 million and $4.1 million in 2013,  2012,  2011,  2010 and 2009, respectively.  The gross interest income that would have been recorded under the original terms of those loans and leases if they had been performing amounted to $7.3 million,  $15.6 million, $18.7 million, $21.7 million and $8.4 million in 2013,  2012,  2011,  2010 and 2009, respectively.

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans the Bank considered impaired, which were included in NPLs,  totaled $54.9 million,  $156.7 million,  $234.9 million,  $273.4 million and $128.5 million at December 31, 2013, 2012,  2011,  2010 and 2009, respectively, with a valuation allowance of $4.1 million, $10.5 million, $39.7 million, $40.7 million and $22.7 million, respectively.

At December 31,  2013,  the Company did not have any concentration of loans or leases in excess of 10% of total loans and leases outstanding which were not otherwise disclosed as a category of loans or leases.  Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  The Bank conducts business in a geographically concentrated area and has a significant amount of loans secured by real estate to borrowers in varying activities and businesses, but does not consider these factors alone in identifying loan concentrations.  The ability of the Bank’s borrowers to repay loans is somewhat dependent upon the economic conditions prevailing in the Bank’s market areas.

The Company utilizes an internal loan classification system to grade loans according to certain credit quality indicators.  These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio.  The following table provides details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2013:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,495,972	$ 978	$ 30,886	$ 99	$ -	$ 1,314	$ 1,529,249
Real estate
Consumer mortgage	1,859,094	1,531	108,615	427	-	6,406	1,976,073
Home equity	478,283	250	14,570	96	-	1,140	494,339
Agricultural	214,728	779	18,187	-	-	882	234,576
Commercial and industrial-owner occupied	1,409,757	116	50,853	849	-	11,745	1,473,320
Construction, acquisition and development	674,299	1,459	49,401	587	-	15,712	741,458
Commercial real estate	1,751,553	386	76,199	420	-	17,481	1,846,039
Credit cards	111,328	-	-	-	-	-	111,328
All other	538,467	71	12,832	-	-	263	551,633
Total	$ 8,533,481	$ 5,570	$ 361,543	$ 2,478	$ -	$ 54,943	$ 8,958,015

In the normal course of business, management becomes aware of possible credit problems in which borrowers exhibit potential for the inability to comply with the contractual terms of their loans and leases, but which at the time do not yet meet the criteria for disclosure as NPLs.  However, based upon past experiences, some of these loans and leases with potential weaknesses will ultimately be restructured or placed in non-accrual status.  At December 31,  2013, the Bank had $5.6 million of potential problem loans or leases or loans and leases with potential weaknesses that were not included in the non-accrual loans and leases or in the loans 90 days or more past due categories.  These loans or leases are included in the above rated categories.  Loans with identified weaknesses based upon analysis of the credit quality indicators are included in the 90 days or more past due category or in the non-accrual loan and lease category which includes impaired loans.  See Note 5 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding the Company’s internal loan classification system.

The following table provides details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, by internally assigned grade at December 31, 2013:

		30-59 Days	60-89 Days	90+ Days
	Current	Past Due	Past Due	Past Due	Total
	(In thousands)
Pass	$ 8,525,219	$ 8,262	$ -	$ -	$ 8,533,481
Special Mention	5,570	-	-	-	5,570
Substandard	315,534	22,436	7,728	15,845	361,543
Doubtful	2,366	-	-	112	2,478
Loss	-	-	-	-	-
Impaired	36,557	1,697	3,100	13,589	54,943
Total	$ 8,885,246	$ 32,395	$ 10,828	$ 29,546	$ 8,958,015

All loan grade categories decreased at December 31, 2013 compared to December 31, 2012, specifically the Special Mention, Substandard and Impaired categories which decreased 96.9%, 25.5% and 64.9%, respectively.  All of the $5.6 million of Special Mention loans and leases remained current as to scheduled repayment of principal and interest, and no Special Mention loans had outstanding balances that were 90 days or more past due at December 31, 2013.  Of the $361.5 million of Substandard loans and leases, 87.3% remained current as to scheduled repayment of principal and interest, with only 4.3% having outstanding balances that were 90 days or more past due at December 31, 2013.  Of the $54.9 million of Impaired loans and leases, 66.5% remained current as to scheduled repayment of principal and/or interest, with 24.7% having outstanding balances that were 90 days or more past due at December 31, 2013.

The following table provides details regarding the aging of the Company’s nonaccrual loans and leases by segment and class at December 31, 2013:

	30-59 Days	60-89 Days	90+ Days	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding
	(In thousands)
Commercial and industrial	$ 543	$ 72	$ 574	$ 1,189	$ 1,890	$ 3,079
Real estate
Consumer mortgage	1,429	1,368	11,691	14,488	11,157	25,645
Home equity	224	677	740	1,641	2,054	3,695
Agricultural	30	-	883	913	347	1,260
Commercial and industrial-owner occupied	399	1,006	4,585	5,990	12,578	18,568
Construction, acquisition and development	1,481	1,741	7,005	10,227	7,340	17,567
Commercial real estate	23	321	2,539	2,883	18,089	20,972
Credit cards	14	21	38	73	46	119
All other	58	35	265	358	910	1,268
Total	$ 4,201	$ 5,241	$ 28,320	$ 37,762	$ 54,411	$ 92,173

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

The following table provides additional details related to the Company’s loan and lease portfolio, net of unearned income, and the distribution of NPLs at December 31, 2013:

Loans and leases, net of unearned income	Outstanding	90+ Days Past Due still Accruing	Non-accruing Loans	Restructured Loans, but Accruing	NPLs	NPLs as a % of Outstanding
	(Dollars in thousands)
Commercial and industrial	$ 1,529,249	$ 27	$ 3,079	$ 1,073	$ 4,179	0.3%
Real estate
Consumer mortgage	1,976,073	888	25,645	2,576	29,109	1.5
Home equity	494,339	-	3,695	-	3,695	0.8
Agricultural	234,576	-	1,260	625	1,885	0.8
Commercial and industrial-owner occupied	1,473,320	-	18,568	4,983	23,551	1.6
Construction, acquisition and development	741,458	-	17,567	6,734	24,301	3.3
Commercial real estate	1,846,039	311	20,972	8,081	29,364	1.6
Credit cards	111,328	-	119	1,645	1,764	1.6
All other	551,633	-	1,268	1,290	2,558	0.5
Total	$ 8,958,015	$ 1,226	$ 92,173	$ 27,007	$ 120,406	1.3%

The following table provides selected characteristics of the Company’s real estate construction, acquisition and development loans at December 31, 2013:

		90+ Days
		Past Due	Non-	Restructured		NPLs as a
Real Estate Construction,		still	accruing	Loans, but		% of
Acquisition and Development	Outstanding	Accruing	Loans	Accruing	NPLs	Outstanding
	(Dollars in thousands)
Multi-family construction	$ 7,702	$ -	$ -	$ -	$ -	-%
One-to-four family construction	224,286	-	2,937	1,274	4,211	1.9
Recreation and all other loans	36,868	-	728	13	741	2.0
Commercial construction	150,847	-	865	346	1,211	0.8
Commercial acquisition and development	128,157	-	6,890	1,990	8,880	6.9
Residential acquisition and development	193,598	-	6,147	3,111	9,258	4.8
Total	$ 741,458	$ -	$ 17,567	$ 6,734	$ 24,301	3.3%

Securities

The Company uses the Bank’s securities portfolio to make various term investments, to provide a source of liquidity and to serve as collateral to secure certain types of deposits.  In evaluating the balance sheet during the second quarter of 2011, management determined that it would be in the Company’s best interest to prepay a portion of its long-term FHLB borrowings.  In the course of that evaluation, management also determined certain securities classified as held-to-maturity should be sold as their terms more closely aligned with the FHLB borrowings which assisted in the mitigation of interest rate risk.  Based on the change in intent not to hold to maturity, the Company transferred all held-to-maturity securities to the available-for-sale category during the second quarter of 2011.  The following tables show the carrying value of the Company’s held-to-maturity and available-for-sale securities by investment category at December 31, 2013,  2012, and 2011:

	2013	2012	2011
	(In thousands)
Available-for-sale securities:

U. S. Government agency securities	$ 1,458,349	$ 1,401,996	$ 1,501,243
Government agency issued residential
mortgage-backed securities	250,234	366,875	404,610
Government agency issued commercial
mortgage-backed securities	230,912	91,445	34,599
Taxable obligations of states
and political subdivisions	104,377	110,731	113,343
Tax-exempt obligations of states
and political subdivisions	415,028	455,142	450,177
Other securities	8,089	7,843	9,546
Total	$ 2,466,989	$ 2,434,032	$ 2,513,518

A portion of the Company's securities portfolio continues to be tax‑exempt.  Investments in tax-exempt securities totaled $415.0 million at December 31, 2013, compared to $455.1 million at the end of 2012 and $450.2 million at the end of 2011.  The Company invests only in investment grade securities, with the exception of obligations of certain counties and municipalities within the Company’s market area, and avoids other high yield non‑rated securities and investments.

At December 31, 2013, the Company’s available-for-sale securities totaled $2.5 billion.  These securities, which are subject to possible sale, are recorded at fair value.  At December 31, 2013, the Company held no securities whose decline in fair value was considered other than temporary.

The following table shows the maturities and weighted average yields at December 31, 2013 for the carrying value of the available-for-sale securities, excluding mortgage-backed securities:

	Securities Maturing
		After One	After Five
	Within	But Within	But Within	After
	One Year	Five Years	Ten Years	Ten Years	Total
	(Dollars in thousands)
Available-for-sale securities:

U. S. Government agency securities	$ 473,782	$ 984,567	$ -	$ -	$ 1,458,349
Obligations of states and
political subdivisions	34,018	109,360	163,747	212,280	519,405
Other	-	20	92	7,977	8,089
Total	$ 507,800	$ 1,093,947	$ 163,839	$ 220,257	$ 1,985,843

Weighted average yield	1.52%	1.30%	5.71%	5.86%

The yield on tax-exempt obligations of states and political subdivisions has been adjusted to a taxable equivalent basis using a 35% tax rate.

Net unrealized gains on available-for-sale  securities as of December 31, 2013 totaled $6.4 million.  Net unrealized gains on available-for-sale  securities as of December 31, 2012 totaled $68.1 million.

The following table shows the available-for-sale securities portfolio by credit rating as obtained from Moody’s Investors Services as of December 31, 2013:

	Amortized Cost		Estimated Fair Value
	Amount	% of Total	Amount	% of Total
Available-for-sale securities:	(Dollars in thousands)
Aaa	$ 1,985,077	80.7%	$ 1,980,137	80.3%
Aa1 to Aa3	174,287	7.1%	179,093	7.3%
A1 to A3	52,201	2.1%	52,717	2.1%
Baa1 to Baa2	1,530	0.1%	1,533	0.1%
Not rated (1)	247,513	10.0%	253,509	10.2%
Total	$ 2,460,608	100.0%	$ 2,466,989	100.00%

(1) Not rated securities primarily consist of Mississippi and Arkansas municipal bonds.

Of the securities not rated by Moody’s Investors Services, bonds with a book value of $55.6 million and a market value of $57.0 million were rated A- or better by Standard & Poor’s Rating Services.

Goodwill

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting segment’s fair value was less than its carrying value during the fourth quarter of 2013.  Based on this assessment, it was determined that the Company’s reporting segments’ fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2013.

In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time.  Management will continue to update its analysis as circumstances change.  If market conditions continue to be volatile and unpredictable, impairment of goodwill related to the Company’s reporting segments may be necessary in future periods.  Goodwill was $286.8 million and $275.2 million at December 31,  2013 and December 31, 2012, respectively.

Other Real Estate Owned

OREO was $69.3 million and $103.2 million at December 31, 2013 and 2012, respectively.  OREO at December 31, 2013 had aggregate loan balances at the time of foreclosure of $159.1 million.    The following table presents the Company’s OREO by geographical location and collateral type at December 31, 2013:

	Alabama and				Greater		Texas
	Florida				Memphis		and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$223	$-	$-	$-	$-	$-	$-	$-	$223
Real estate
Consumer mortgages	1,613	309	1,532	33	132	210	-	108	3,937
Home equity	442	-	-	-	-	-	-	-	442
Agricultural	907	-	216	-	1,084	930	-	-	3,137
Commercial and industrial-owner occupied	33	32	1,002	-	449	25	105	-	1,646
Construction, acquisition and development	15,667	631	11,631	1,059	22,696	5,174	257	158	57,273
Commercial real estate	353	316	569	-	980	-	140	-	2,358
All other	84	1	82	-	28	-	94	33	322
Total	$19,322	$1,289	$15,032	$1,092	$25,369	$6,339	$596	$299	$69,338

* Excludes the Greater Memphis Area

Because of the relatively high number of the Bank’s NPLs that have been determined to be collaterally dependent, management expects the resolution of a significant number of these loans to necessitate foreclosure proceedings resulting in further additions to OREO.    While management expects future foreclosure activity in virtually all loan categories, the magnitude of NPLs in the construction, acquisition and development portfolio at December 31, 2013 indicated that a majority of additions to OREO in the near-term might be from that category.

At the time of foreclosure, the fair value of construction, acquisition and development properties is typically determined by an appraisal performed by a third party appraiser holding professional certifications.  Such appraisals are then reviewed and evaluated by the Company’s internal appraisal group.  A market value appraisal using a 180-360 day marketing period is typically ordered and the OREO is recorded at the time of foreclosure at its market value less estimated selling costs.  For residential subdivisions that are not completed, the appraisals reflect the uncompleted status of the subdivision.

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

The following table presents the Bank’s noninterest bearing, interest bearing demand, savings and other time deposits at December 31, 2013, 2012 and 2011 and the percentage change between years:

	2013		2012		2011
	Amount	% Change	Amount	% Change	Amount
	(Dollars in millions)
Noninterest bearing demand deposits	$ 2,645	3.9%	$ 2,545	12.1%	$ 2,270
Interest bearing demand deposits	4,582	(4.5)	4,799	2.0	4,707
Savings	1,234	7.7	1,146	15.6	991
Other time	2,313	(11.0)	2,598	(13.0)	2,987
Total deposits	$ 10,774	(2.8)	$ 11,088	1.2	$ 10,955

The 2.8% decrease in deposits at December 31, 2013 compared to December 31, 2012 was primarily a result of the decrease in interest bearing demand deposits of $217.0 million, or 4.5%, to $4.6 billion at December 31, 2013 from $4.8 billion at December 31, 2012 and in other time deposits of $285.0 million, or 11.0%, to $2.3 billion at December 31, 2013 from $2.6 billion at December 31, 2012.  The 1.2%  increase in deposits at December 31, 2012 compared to December 31, 2011 was primarily a result of the increase in savings deposits of 15.6% to $1.1 billion at December 31, 2012 from $991.0 million at December 31, 2011.

The following table presents the classification of the Bank’s deposits on an average basis for the three years ended December 31, 2013:

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing demand deposits	$ 2,551,934	-	$ 2,300,428	-	$ 2,078,298	-
Interest bearing demand deposits	4,651,841	0.21%	4,784,011	0.34%	4,907,058	0.46%
Savings deposits	1,205,980	0.14%	1,078,302	0.25%	943,317	0.34%
Other time deposits	2,467,611	1.20%	2,773,953	1.43%	3,322,733	1.86%

Total deposits	$ 10,877,366		$ 10,936,694		$ 11,251,406

The Bank’s other time deposits of $100,000 and greater, including certificates of deposits of $100,000 and greater, at December 31, 2013 had maturities as follows:

Maturing in	Amount
(In thousands)
Three months or less	$ 232,598
Over three months through six months	161,545
Over six months through 12 months	301,663
Over 12 months	389,573
Total	$ 1,085,379

The average maturity of time deposits at December 31, 2013 was approximately 13.9 months,  compared to approximately 15 months at December 31, 2012.

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

To provide additional liquidity, the Company utilizes short-term financing through the purchase of federal funds and securities sold under agreement to repurchase.  All securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.  Further, the Company maintains a borrowing relationship with the FHLB which provides access to short-term and long-term borrowings.  The Company also has access to the Federal Reserve discount window and other bank lines.  The Company had no short-term borrowings from the FHLB nor the Federal Reserve at December 31, 2013 and December 31, 2012 compared to $1.5 million at December 31, 2011.  The Company had federal funds purchased and securities sold under agreement to repurchase of $421.0 million and $414.6 million at December 31, 2013 and 2012, respectively.

On August 8, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender.   The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminates on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

On August 8, 2013, the Company borrowed $50.0 million under the term loan in connection with the redemption of its 8.15% Junior Subordinated Debt Securities, for which the principal balance is payable in full on August 8, 2018.  As a result, the Company had long-term borrowings from U.S. Bank totaling $48.2 million at December 31, 2013.  The Company also had long-term borrowings from the FHLB totaling $33.5 million at both December 31, 2013 and 2012.  The Company has pledged eligible mortgage loans to secure the FHLB borrowings and had $2.8 billion in additional borrowing capacity under the existing FHLB borrowing agreement at December 31, 2013.

The Company had non-binding federal funds borrowing arrangements with other banks aggregating $689.0 million at December 31, 2013.  Secured borrowing arrangements utilizing the Company’s securities portfolio also provide substantial additional liquidity to the Company.  Such arrangements typically provide for borrowings of 95% to 98% of the unencumbered fair value of the Company’s federal government and government agencies securities portfolio.  The ability of the Company to obtain funding from these or other sources could be negatively affected should the Company experience a substantial deterioration in its financial condition or its debt rating, or should the availability of short-term funding become restricted as a result of the disruption in the financial markets.  Management does not anticipate any short- or long-term changes to its liquidity strategies and believes that the Company has ample sources to meet the liquidity challenges caused by the current economic conditions.  The Company utilizes, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company’s net interest margin and overall level of liquidity.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected on the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  As of December 31, 2013, commitments to extend credit included $105.4 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and other revolving line of credit arrangements.  While most of the commitments to extend credit were made at variable rates, included in these commitments were forward commitments to fund individual fixed-rate mortgage loans of $55.4 million at December 31, 2013, with a carrying value and fair value reflecting a gain of approximately $567,000, which has been recognized in the Company’s results of operations.  Fixed-rate lending commitments expose the Company to risks associated with increases in interest rates.  As a method to manage these risks, the Company also enters into forward commitments to sell individual fixed-rate mortgage loans.  At December 31, 2013, the Company had $90.2 million in such commitments to sell, with a carrying value and fair value reflecting a  gain of approximately $654,000, which has been recognized in the Company’s results of operations.  The Company also faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Regulatory Requirements for Capital

The Company is required to comply with the risk‑based capital guidelines established by the Board of Governors of the Federal Reserve.  These guidelines apply a variety of weighting factors that vary according to the level of risk associated with the assets.  Capital is measured in two “Tiers”: Tier 1 consists of common shareholders’ equity and qualifying non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets; and Tier 2 consists of general allowance for losses on loans and leases, “hybrid” debt capital instruments and all or a portion of other subordinated capital debt, depending upon remaining term to maturity.  Total capital is the sum of Tier 1 and Tier 2 capital.  The required minimum ratio levels to be considered “well capitalized” for the Company’s Tier 1 capital, total capital, as a percentage of total risk-adjusted assets, and Tier 1 leverage capital (Tier 1 capital divided by total assets, less goodwill) are 6%, 10% and 5%, respectively.  The Company exceeded the required minimum levels for these ratios at December 31, 2013 and 2012 as follows:

	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth, Inc.
Tier 1 capital (to risk-weighted assets)	$ 1,255,244	12.99%	$ 1,316,905	13.77%
Total capital (to risk-weighted assets)	1,376,752	14.25	1,437,320	15.03
Tier 1 leverage capital (to average assets)	1,255,244	9.93	1,316,905	10.25

The FDIC’s capital‑based supervisory system for insured financial institutions categorizes the capital position for banks into five categories, ranging from “well capitalized” to “critically undercapitalized.”  For a bank to be classified as “well capitalized,” the Tier 1 capital, total capital and leverage capital ratios must be at least 6%, 10% and 5%, respectively.  The Bank met the criteria for the “well capitalized” category at December 31, 2013 and 2012 as follows:

	December 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
BancorpSouth Bank
Tier 1 capital (to risk-weighted assets)	$ 1,237,716	12.83%	$ 1,191,567	12.48%
Total capital (to risk-weighted assets)	1,359,195	14.09	1,311,840	13.74
Tier 1 leverage capital (to average assets)	1,237,716	9.81	1,191,567	9.34

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

In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust.  The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire the 8.15% Junior Subordinated Debt Securities.  The Company redeemed the 8.15% Junior Subordinated Debt Securities and the related trust preferred securities at par on August 12, 2013.

The Company assumed $6.2 million in Junior Subordinated Debt Securities and the related $6.0 million in trust preferred securities pursuant to the merger on December 31, 2004 with Business Holding Corporation.  The Company also assumed $6.7 million in Junior Subordinated Debt Securities and the related $6.5 million in trust preferred securities pursuant to the merger on December 1, 2005 with American State Bank Corporation and $18.5 million in Junior Subordinated Debt Securities and the related $18.0 million in trust preferred securities pursuant to the merger on March 1, 2007 with City Bancorp.  The Company’s $30.5 million in assumed trust preferred securities qualifies as Tier 1 capital at December 31, 2013 under Federal Reserve Board guidelines.  At December 31, 2013, the $30.5 million in assumed trust preferred securities were callable at the option of the Company upon obtaining approval of the Federal Reserve.  The Company redeemed $8.25 million of the Junior Subordinated Debt Securities and $8.0 million of the related trust preferred securities assumed in the City Bancorp merger at par on January 8, 2014.  See Note 12 to the Company’s Consolidated Financial Statements included elsewhere in this Report for additional information regarding Junior Subordinated Debt Securities.

Contractual Obligations

The Company has contractual obligations to make future payments on debt and lease agreements.  See Notes 10, 11, 12 and 24 to the Company’s Consolidated Financial Statements included elsewhere in this Report for further disclosures regarding contractual obligations.  The following table summarizes the Company’s contractual obligations at December 31, 2013:

	Payment Due by Period
		Less than	One to Three	Three to Five	More than
	Total	One Year	Years	Years	Five Years
Contractual obligations:	(In thousands)
Deposit maturities	$ 10,773,836	$ 10,003,201	$ 513,742	$ 256,719	$ 174
Junior subordinated debt	31,446	-	-	-	31,446
Long-term debt	81,714	-	3,500	48,214	30,000
Short-term FHLB and other borrowings	54	18	36	-	-
Operating lease obligations	19,707	4,990	6,756	3,707	4,254
Purchase obligations	65,337	31,958	19,686	11,393	2,300
Total contractual obligations	$ 10,972,094	$ 10,040,167	$ 543,720	$ 320,033	$ 68,174

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.4 million accrued as of December 31,  2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results. The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorneys’ fees. A motion to dismiss has been under advisement by the court since early 2013.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida wherein an order was entered certifying a class in this case.  The consolidated pretrial proceedings in the multi-district litigation court have concluded and the case has been remanded to the U.S. District Court for the Northern District of Florida for further proceedings.  There are significant uncertainties involved in any purported class action litigation.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. However, there can be no assurance that an adverse outcome or settlement would not have a material adverse effect on the Company’s consolidated results of operations for a given fiscal period.

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

In January 2013, the FASB issued an ASU regarding clarification of the scope of disclosures about offsetting assets and liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures in the original ASU issued in 2011 with respect to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement.  This ASU is effective for interim and annual periods beginning on or after January 1, 2013.  The adoption of this ASU affected disclosures only and did not have an impact on the financial position and results of operations of the Company.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2013.  The expected maturity categories take into account repricing opportunities as well as contractual maturities.  For core deposits without contractual maturities (e.g., interest bearing checking, savings and money market accounts), the table presents cash flows based on management’s judgment concerning their most likely runoff or repricing behaviors.  The fair value of loans, deposits and other borrowings are based on the discounted value of expected cash flows using a discount rate that is commensurate with the maturity.  The fair value of securities is based on market prices or dealer quotes.

								Fair value
	Principal Amount Maturing/Repricing in:							December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2013
Rate-sensitive assets:	(Dollars in thousands)
Fixed interest rate loans and leases	$1,388,124	$584,711	$734,936	$755,452	$862,950	$1,189,378	$5,515,551	$ 5,838,681
Average interest rate	4.80%	5.00%	4.95%	4.65%	4.36%	4.28%	4.64%
Variable interest rate loans and leases	$2,684,783	$66,457	$114,762	$165,205	$391,379	$89,471	$3,512,057	3,443,789
Average interest rate	4.18%	4.75%	4.69%	4.26%	4.29%	3.91%	4.22%
Fixed interest rate securities	$676,428	$382,648	$394,627	$401,297	$151,477	$454,131	$2,460,608	$2,466,989
Average interest rate	2.06%	2.14%	2.35%	1.72%	1.78%	4.45%	2.49%
Other interest bearing assets	$319,462	-	-	-	-	-	$319,462	$319,462
Average interest rate	0.25%	-	-	-	-	-	0.25%

Mortgage servicing rights (1)	-	-	-	-	-	-	$ 54,662	$ 54,662

Rate-sensitive liabilities:
Savings and interest bearing checking	$5,816,580	-	-	-	-	-	$5,816,580	$5,816,580
Average interest rate	0.20%	-	-	-	-	-	0.20%
Fixed interest rate time deposits	$1,542,029	$363,800	$149,942	$135,020	$121,699	$174	$2,312,664	$2,332,380
Average interest rate	0.91%	1.88%	1.49%	1.24%	1.06%	10.07%	1.13%
Fixed interest rate borrowings	-	$3,500	-	-	-	$30,000	$33,500	$35,874
Average interest rate	-	4.85%	-	-	-	4.08%	4.16%
Variable interest rate borrowings	$421,028	$41	-	-	$48,214	$31,446	$500,729	$491,085
Average interest rate	0.07%	8.00%	-	-	2.05%	2.91%	0.44%

Rate-sensitive off balance sheet items:
Commitments to extend credit for
single family mortgage loans	$55,429	-	-	-	-	-	$55,429	$55,429
Average interest rate	4.47%	-	-	-	-	-	4.47%
Forward contracts to sell individual fixed rate
mortgage loans	$90,190	-	-	-	-	-	$90,190	$90,190
Average interest rate	3.81%	-	-	-	-	-	3.81%
Interest rate swap position to receive	$412,916	-	-	-	-	-	$412,916	$28,907
Average interest rate	2.52%	-	-	-	-	-	2.52%
Interest rate swap position to pay	$412,916	-	-	-	-	-	$412,916	$(29,249)
Average interest rate	5.59%	-	-	-	-	-	5.59%

(1) MSRs represent a non-financial asset that is rate-sensitive in that its value is dependent upon the underlying mortgage loans being serviced that are rate-sensitive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SELECTED QUARTERLY FINANCIAL DATA

Summary of Quarterly Results
	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2013	(In thousands, except per share amounts)
Interest revenue	$ 113,027	$ 112,009	$ 111,961	$ 112,510
Net interest revenue	98,078	98,213	100,241	102,417
Provision for credit losses	4,000	3,000	500	-
Income before income taxes	30,025	29,071	32,858	39,712
Income tax expense	9,220	8,316	8,001	12,014
Net income	20,805	20,755	24,857	27,698
Earnings per share: Basic	0.22	0.22	0.26	0.29
Diluted	0.22	0.22	0.26	0.29
Dividends per share	0.01	0.01	0.05	0.05

2012
Interest revenue	$ 125,375	$ 123,204	$ 120,750	$ 117,095
Net interest revenue	105,610	104,741	103,379	100,861
Provision for credit losses	10,000	6,000	6,000	6,000
Income before income taxes	32,290	28,703	34,011	22,543
Income tax expense	9,424	8,079	10,186	5,563
Net income	22,866	20,624	23,825	16,980
Earnings per share: Basic	0.25	0.22	0.25	0.18
Diluted	0.25	0.22	0.25	0.18
Dividends per share	0.01	0.01	0.01	0.01

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page 74 of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

We have audited BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BancorpSouth, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BancorpSouth, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BancorpSouth, Inc.:

 We have audited the accompanying consolidated balance sheets of BancorpSouth, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancorpSouth, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancorpSouth, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

February 25, 2014

Consolidated Balance Sheets
BancorpSouth, Inc. and Subsidiaries

	December 31,	December 31,
	2013	2012

	(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$ 208,961	$ 223,814
Interest bearing deposits with other banks	319,462	979,800
Available-for-sale securities, at fair value (amortized cost of $2,460,608 and $2,365,962, respectively)	2,466,989	2,434,032
Loans and leases	8,993,888	8,672,752
Less: Unearned income	35,873	35,763
Allowance for credit losses	153,236	164,466
Net loans and leases	8,804,779	8,472,523
Loans held for sale	69,593	129,138
Premises and equipment, net	315,260	319,456
Accrued interest receivable	42,150	44,356
Goodwill	286,800	275,173
Other identifiable intangibles	26,079	17,329
Bank-owned life insurance	239,434	231,120
Other real estate owned	69,338	103,248
Other assets	180,888	167,209
TOTAL ASSETS	$ 13,029,733	$ 13,397,198

LIABILITIES
Deposits:
Demand: Noninterest bearing	$ 2,644,592	$ 2,545,169
Interest bearing	4,582,450	4,799,496
Savings	1,234,130	1,145,785
Other time	2,312,664	2,597,696
Total deposits	10,773,836	11,088,146
Federal funds purchased and securities
sold under agreement to repurchase	421,028	414,611
Accrued interest payable	4,836	6,140
Junior subordinated debt securities	31,446	160,312
Long-term debt	81,714	33,500
Other liabilities	203,743	245,437
TOTAL LIABILITIES	11,516,603	11,948,146

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value per share
Authorized - 500,000,000 shares; Issued - 95,231,691
and 94,549,867 shares, respectively	238,079	236,375
Capital surplus	312,900	311,909
Accumulated other comprehensive loss	(29,959)	(8,646)
Retained earnings	992,110	909,414
TOTAL SHAREHOLDERS' EQUITY	1,513,130	1,449,052
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 13,029,733	$ 13,397,198

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2013	2012	2011
INTEREST REVENUE:	(In thousands, except per share amounts)
Loans and leases	$ 396,441	$ 425,611	$ 461,076
Deposits with other banks	1,694	1,711	701
Federal funds sold and securities purchased
under agreement to resell	-	3	167
Held-to-maturity securities:
Taxable	-	-	13,080
Tax-exempt	-	-	5,638
Available-for-sale securities:
Taxable	33,286	39,408	43,989
Tax-exempt	15,547	16,658	10,983
Loans held for sale	2,539	3,033	2,219
Total interest revenue	449,507	486,424	537,853
INTEREST EXPENSE:
Deposits:
Interest bearing demand	9,645	16,111	22,646
Savings	1,705	2,697	3,211
Other time	29,729	39,797	61,709
Federal funds purchased and securities sold
under agreement to repurchase	297	274	458
Long-term debt	1,803	1,446	3,459
Junior subordinated debt	7,376	11,502	11,451
Other	3	6	6
Total interest expense	50,558	71,833	102,940
Net interest revenue	398,949	414,591	434,913
Provision for credit losses	7,500	28,000	130,081
Net interest revenue, after provision for credit losses	391,449	386,591	304,832
NONINTEREST REVENUE:
Mortgage lending	44,977	56,919	17,069
Credit card, debit card and merchant fees	33,005	31,705	42,373
Deposit service charges	52,905	56,877	66,670
Trust income	13,451	11,913	12,186
Security gains, net	46	442	12,127
Insurance commissions	97,700	90,138	86,918
Other	32,982	32,155	33,502
Total noninterest revenue	275,066	280,149	270,845
NONINTEREST EXPENSE:
Salaries and employee benefits	306,696	304,624	282,880
Occupancy, net of rental income	41,109	42,140	42,362
Equipment	18,386	20,849	21,707
Deposit insurance assessments	11,755	16,478	21,316
Voluntary early retirement expense	10,850	-	-
Write-off and amortization of bond
issue cost	2,995	153	153
Prepayment penalty on FHLB borrowings	-	-	9,778
Other	143,058	164,949	155,437
Total noninterest expense	534,849	549,193	533,633
Income before income taxes	131,666	117,547	42,044
Income tax expense	37,551	33,252	4,475
Net income	$ 94,115	$ 84,295	$ 37,569

Earnings per share: Basic	$ 0.99	$ 0.90	$ 0.45
Diluted	$ 0.99	$ 0.90	$ 0.45

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
BancorpSouth, Inc. and Subsidiaries

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$ 94,115	$ 84,295	$ 37,569

Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on securities	(38,065)	1,599	26,989
Pension and other postretirement benefits	16,752	(7,984)	(14,797)
Other comprehensive (loss) income	(21,313)	(6,385)	12,192
Comprehensive income	$ 72,802	$ 77,910	$ 49,761
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
BancorpSouth, Inc. and Subsidiaries
Years Ended December 31, 2013, 2012 and 2011				Accumulated
				Other
	Common Stock		Capital	Comprehensive	Retained
	Shares	Amount	Surplus	Loss	Earnings	Total
	(Dollars in thousands, except per share amounts)
Balance, December 31, 2010	83,481,737	$ 208,704	$ 224,976	$ (14,453)	$ 803,017	$ 1,222,244
Net income	-	-	-	-	37,569	37,569
Change in fair value of available-for-sale
securities, net of tax effect of $16,766	-	-	-	26,989	-	26,989
Change in pension funding status, net of
tax effect of ($9,166)	-	-	-	(14,797)	-	(14,797)
Comprehensive income						49,761
Exercise of stock options	2,217	5	15	-	-	20
Income tax benefit from exercise
of stock options	-	-	(50)	-	-	(50)
Recognition of stock compensation	5,000	13	2,670	-	-	2,683
Repurchase of stock	(5,158)	(13)	(44)			(57)
Cash dividends declared, $0.14 per share	-	-	-	-	(11,689)	(11,689)
Balance, December 31, 2011	83,483,796	208,709	227,567	(2,261)	828,897	1,262,912
Net income	-	-	-	-	84,295	84,295
Change in fair value of available-for-sale
securities, net of tax effect of $1,002	-	-	-	1,599	-	1,599
Change in pension funding status, net of
tax effect of ($4,946)	-	-	-	(7,984)	-	(7,984)
Comprehensive income						77,910
Issuance of stock	10,952,381	27,381	81,296			108,677
Exercise of stock options	6,533	17	67	-	-	84
Income tax expense from exercise
of stock options	-	-	(32)	-	-	(32)
Recognition of stock compensation	112,315	281	3,073	-	-	3,354
Repurchase of stock	(5,158)	(13)	(62)			(75)
Cash dividends declared, $0.04 per share	-	-	-	-	(3,778)	(3,778)
Balance, December 31, 2012	94,549,867	236,375	311,909	(8,646)	909,414	1,449,052
Net income	-	-	-	-	94,115	94,115
Change in fair value of available-for-sale
securities, net of tax effect of ($23,621)	-	-	-	(38,065)	-	(38,065)
Change in pension funding status, net of
tax effect of $10,376	-	-	-	16,752	-	16,752
Comprehensive income						72,802
Exercise of stock options	58,982	147	765	-	-	912
Income tax expense from exercise
of stock options	-	-	139	-	-	139
Recognition of stock compensation	622,842	1,557	87	-	-	1,644
Cash dividends declared, $0.12 per share	-	-	-	-	(11,419)	(11,419)
Balance, December 31, 2013	95,231,691	$ 238,079	$ 312,900	$ (29,959)	$ 992,110	$ 1,513,130

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
BancorpSouth, Inc. and Subsidiaries	Year Ended December 31,
	2013	2012	2011
Operating Activities:	(In thousands)
Net income	$ 94,115	$ 84,295	$ 37,569
Adjustment to reconcile net income to net
cash provided by operating activities:
Provision for credit losses	7,500	28,000	130,081
Depreciation and amortization	26,544	27,720	28,890
Deferred taxes	3,358	(3,749)	(4,251)
Amortization of intangibles	2,979	3,222	3,324
Amortization of debt securities premium and discount, net	15,062	13,422	19,176
Share-based compensation expense	1,644	1,886	2,683
Security gains, net	(46)	(442)	(12,127)
Net deferred loan origination expense	(7,639)	(7,944)	(8,357)
Excess tax benefit from exercise of stock options	(139)	32	50
Decrease in interest receivable	2,206	6,910	9,759
Decrease in interest payable	(1,304)	(2,504)	(5,692)
Realized gain on mortgages sold	(49,304)	(68,114)	(36,968)
Proceeds from mortgages sold	1,530,589	2,019,225	1,262,709
Origination of mortgages held for sale	(1,424,983)	(1,996,479)	(1,212,548)
Loss on other real estate owned, net	7,385	30,172	21,432
Increase in bank-owned life insurance	(8,314)	(8,074)	(7,663)
(Increase) decrease in prepaid pension asset	(3,705)	16,795	25,056
Decrease in prepaid deposit insurance assessments	-	11,086	20,088
Other, net	7,784	5,198	2,905
Net cash provided by operating activities	203,732	160,657	276,116
Investing Activities:
Proceeds from calls and maturities of held-to-maturity securities	-	-	135,781
Proceeds from calls and maturities of available-for-sale securities	584,926	520,952	387,105
Proceeds from sales of available-for-sale securities	-	3,628	274,807
Purchases of held-to-maturity securities	-	-	(151,105)
Purchases of available-for-sale securities	(718,432)	(430,819)	(414,269)
Net decrease in short-term investments	-	-	150,000
Net (increase) decrease in loans and leases	(361,383)	150,225	214,043
Purchases of premises and equipment	(25,459)	(24,680)	(20,475)
Proceeds from sale of premises and equipment	3,084	1,136	2,363
Acquisition of businesses, net of cash acquired	(17,360)	(5,971)	-
Proceeds from sale of other real estate owned	54,475	73,660	63,509
Purchases of bank-owned life insurance, net of proceeds from death benefits	-	(22,961)	1,641
Contingency earn-out payment	-	-	(1,200)
Other, net	117	(23)	(51)
Net cash (used in) provided by investing activities	(480,032)	265,147	642,149
Financing Activities:
Net (decrease) increase in deposits	(314,310)	132,957	(534,832)
Net increase (decrease) in short-term debt and other liabilities	6,403	39,165	(69,399)
Redemption of junior subordinated debt securities	(128,866)	-	-
Advances of long-term debt	50,000	-	-
Repayment of long-term debt	(1,786)	-	(75,000)
Issuance of common stock	912	110,229	20
Repurchase of common stock	-	(75)	(57)
Excess tax expense (benefit) from exercise of stock options	139	(32)	(50)
Payment of cash dividends	(11,383)	(3,778)	(11,689)
Net cash (used in) provided by financing activities	(398,891)	278,466	(691,007)
(Decrease) increase in Cash and Cash Equivalents	(675,191)	704,270	227,258
Cash and Cash Equivalents at Beginning of Year	1,203,614	499,344	272,086
Cash and Cash Equivalents at End of Year	$ 528,423	$ 1,203,614	$ 499,344

See accompanying notes to consolidated financial statements, specifically Note 28.

Notes to Consolidated Financial Statements

BancorpSouth, Inc. and Subsidiaries

December 31, 2013,  2012 and 2011

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of BancorpSouth, Inc. (the “Company”) have been prepared in conformity with U.S. GAAP.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods reported.  Actual results could differ significantly from those estimates.  The Company’s subsidiaries are engaged in the business of banking, insurance, brokerage and other activities closely related to banking.  The Company and its subsidiaries are subject to the regulations of certain federal and state regulatory agencies and undergo periodic examinations by those regulatory agencies.  The following is a summary of the Company’s more significant accounting and reporting policies. Certain 2012 and 2011 amounts have been reclassified to conform with the 2013 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BancorpSouth Bank and its wholly owned subsidiaries (the “Bank”) and Gumtree Wholesale Insurance Brokers, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Statements

Cash equivalents include cash and amounts due from banks, including interest bearing deposits with other banks.  The Company paid interest of $51.9 million,  $74.3 million and $108.6 million and income taxes of $39.5 million, $28.1 million and $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion were transferred to available for sale securities during 2011.  No such transfers between security classifications were made in 2013 or 2012.  Loans and leases of $42.2 million, $89.4 million and $142.1 million were charged-off during 2013, 2012 and 2011, respectively.  Unsettled purchases of securities were $1.2 million and $24.9 million at December 31, 2013 and 2012, respectively, with no unsettled purchases of securities at December 31, 2011.  Loans foreclosed and transferred to OREO were $29.3 million, $32.4 million and $125.2 million during 2013, 2012 and 2011, respectively.

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

During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  The Company did not have any securities classified as held-to-maturity at December 31, 2013 and 2012.

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

Loans of $500,000 or more that become 60 or more days past due are identified for review by the impairment group of the Bank, which decides whether an impairment exists and to what extent a specific allowance for credit loss should be made.  Loans that do not meet these requirements may also be identified by management for impairment review, particularly if the loan is a small loan that is part of a larger relationship.  Loans subject to such review are evaluated as to collateral dependency, current collateral value, guarantor or other financial support and likely disposition.  Each such loan is individually evaluated for impairment.  The impairment evaluation of real estate loans generally focuses on the fair value of underlying collateral obtained from appraisals, as the repayment of these loans may be dependent on the liquidation of the collateral.  In certain circumstances, other information such as comparable sales data is deemed to be a more reliable indicator of fair value of the underlying collateral than the most recent appraisal.  In these instances, such information is used in determining the impairment recorded for the loan.  As the repayment of commercial and industrial loans is generally dependent upon the cash flow of the borrower or guarantor support, the impairment evaluation generally focuses on the discounted future cash flows of the borrower or guarantor support, as well as the projected liquidation of any pledged collateral.  The Bank’s impairment group reviews the results of each evaluation and approves the final impairment amounts, which are then included in the analysis of the adequacy of the allowance for credit losses in accordance with FASB ASC 310.  Loans identified for impairment are placed in non-accrual status.

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

At December 31, 2013, impaired loans totaled $54.9 million, which was net of cumulative charge-offs of $17.2 million.  Additionally, the Company had specific reserves of $4.1 million  included in the allowance for credit losses.  Impaired loans at December 31, 2013 were primarily from the Company’s construction, acquisition and development and commercial real estate portfolios.  Impaired loan charge-offs are determined necessary when management does not anticipate any future recovery of collateral values.  The loans were evaluated for impairment based on the fair value of the underlying collateral securing the loan.  As part of the impairment review process, appraisals are used to determine the property values.  The appraised values that are used are generally based on the disposition value of the property, which assumes Bank ownership of the property “as-is” and a 180- 360 day marketing period.  If a current appraisal or one with an inspection date within the past 12 months using the necessary assumptions is not available, a new third-party appraisal is ordered.  In cases where an impairment exists and a current appraisal is not available at the time of review, a staff appraiser may determine an estimated value based upon earlier appraisals, the sales contract, approved foreclosure bids, comparable sales, comparable appraisals, officer estimates or current market conditions until a new appraisal is received.  After a new appraisal is received, the value used in the review will be updated and any adjustments to reflect further impairments are made.  Appraisals are obtained from state-certified appraisers based on certain assumptions which may include foreclosure status, bank ownership, OREO marketing period of 180 days, costs to sell, construction or development status and the highest and best use of the property.  A staff appraiser may make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.

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

In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty.  Loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans may be returned to accrual status in years after the restructure if there has been at least a six-month sustained period of repayment performance under the restructured loan terms by the borrower and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2013, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

Provision and Allowance for Credit Losses

The provision for credit losses is the periodic cost of providing an allowance or reserve for estimated probable losses on loans and leases.  The Bank’s Board of Directors has appointed a Credit Committee, composed of senior management and loan administration staff, which meets on at least a quarterly basis and more frequently if necessary to review the recommendations of several internal working groups developed for specific purposes including the allowance for loans and lease losses, impairments and charge-offs.  The allowance for loan and lease losses group (“ALLL group”) bases its estimates of credit losses on three primary components:  (1) estimates of inherent losses that may exist in various segments of performing loans and leases; (2) specifically identified losses in individually analyzed credits; and (3) qualitative factors that may impact the performance of the loan and lease portfolio.  Factors such as financial condition of the borrower and guarantor, recent credit performance, delinquency, liquidity, cash flows, collateral type and value are used to assess credit risk.  Expected loss estimates are influenced by the historical losses experienced by the Bank for loans and leases of comparable creditworthiness and structure.  Specific loss assessments are performed for loans and leases of significant size and delinquency based upon the collateral protection and expected future cash flows to determine the amount of impairment under FASB ASC 310.  In addition, qualitative factors such as changes in economic and business conditions, portfolio concentrations of risk, loan and lease growth, acquisitions and changes in portfolio risk resulting from regulatory changes are considered in determining the adequacy of the level of the allowance for credit losses.

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

Loans Held for Sale

Mortgages originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans.  Loan sales are recognized when the transaction closes, the proceeds are collected, ownership is transferred and, through the sales agreement, continuing involvement consists of the right to service the loan for a fee for the life of the loan, if applicable.  Gains on the sale of loans held for sale are recorded as part of mortgage lending revenue on the statement of income.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchasers of the mortgage loans.  Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system.  Any exceptions noted during this process are remedied prior to sale.  These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.  Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (i.e., make whole requests) if such failure cannot be cured by the Company within the specified period following discovery.  During 2013,  16 mortgage loans totaling approximately $931,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $661,000 were recognized related to these repurchased and make whole loans.  During 2012, 14 mortgage loans totaling $2.1 million were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $782,000 were recognized related to these repurchased and make whole loans.  During 2011, seven mortgage loans totaling approximately $803,000 were repurchased or otherwise settled as a result of underwriting and appraisal standard exceptions or make whole requests.  Losses of approximately $181,000 were recognized related to these repurchased and make whole loans.  At December 31, 2013, the Company had reserved $1.1 million for potential losses from representation and warranty obligations.

Government National Mortgage Association (“GNMA”) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  Under FASB ASC 860, this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When the Company is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether the Company intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. GAAP with the offsetting liability being reported as other liabilities.  At December 31, 2013, the amount of loans subject to buy back was $20.9 million.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of the fair value of net assets acquired in connection with purchase business combinations.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB ASC 360, Property, Plant and Equipment.  Goodwill and other intangible assets are reviewed annually within the fourth quarter for possible impairment, or sooner if a goodwill impairment indicator is identified.  If impaired, the asset is written down to its estimated fair value.  No impairment charges have been recognized through December 31, 2013.    See Note 9, Goodwill and Other Intangible Assets, for additional information.

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

The discount rate is the rate used to determine the present value of the Company’s future benefit obligations for its pension and other postretirement benefit plans.  The Company determines the discount rate to be used to discount plan liabilities at the measurement date with the assistance of its actuary using the actuary’s proprietary model.  The Company developed a level equivalent yield using its actuary’s model as of December 31, 2013 and the expected cash flows from the BancorpSouth, Inc. Retirement Plan (the “Basic Plan”), the BancorpSouth, Inc. Restoration Plan (the “Restoration Plan”) and the BancorpSouth, Inc. Supplemental Executive Retirement Plan (the “Supplemental Plan”).  Based on this analysis, the Company established its discount rate assumptions for determination of the projected benefit obligation at 4.90% for the Basic Plan, 4.50% for the Restoration Plan and 3.65% for the Supplemental Plan based on a December 31, 2013 measurement date.

Stock-Based Compensation

At December 31, 2013, the Company had three stock-based employee compensation plans.  The Company recognizes compensation costs related to these stock-based employee compensation plans in accordance with FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”).  See Note 16, Stock Incentive and Stock Option Plans, for further disclosures regarding stock-based compensation.

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

The Company also enters into derivative financial instruments to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December 31, 2013, the notional amount of customer related derivative financial instruments was $412.9 million with an average maturity of 54.7 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.

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

In September 2011, the FASB issued an ASU regarding goodwill impairment.  This ASU gives companies the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU had no impact on the financial position and results of operations of the Company.

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

In January 2013, the FASB issued an ASU regarding clarification of the scope of disclosures about offsetting assets and liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures in the original ASU issued in 2011 with respect to derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement.  This ASU is effective for interim and annual periods beginning on or after January 1, 2013.  The adoption of this ASU affected disclosures only and did not have an impact on the financial position and results of operations of the Company.

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

(2)  BUSINESS COMBINATIONS

On December 18, 2013, the Company announced the purchase of certain assets of GEM Insurance Agencies, LP (“GEM”), an independent insurance agency located in Houston, Texas. Consideration paid to complete this transaction consisted of cash paid to GEM in the aggregate amount of $20.7 million.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $6.2 million in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.

On July 2, 2012, the Company purchased certain assets of The Securance Group, Inc., an independent insurance agency with locations in Brewton, Montgomery and Troy, Alabama. Consideration paid to complete this transaction consisted of cash paid to The Securance Group shareholders in the aggregate amount of $6.7 million.  The provisions of the related purchase agreement also provide for additional aggregate consideration of up to $2.0 million in cash to be paid in three annual installments if certain performance criteria are met. This acquisition was not material to the financial position or results of operations of the Company.

The Company completed no material acquisitions during 2011.

(3) HELD-TO-MATURITY SECURITIES

During the second quarter of 2011, the Company determined that it no longer had the intent to hold until maturity all securities that were previously classified as held-to-maturity.  As a result of this determination, all securities were classified as available-for-sale and recorded at fair value as of June 30, 2011.  The Company reclassified held-to-maturity securities with amortized cost of $1.6 billion and fair value of $1.7 billion to available-for-sale resulting in an increase in other comprehensive income of $19.7 million during the second quarter of 2011.  The Company did not have any securities classified as held-to-maturity at December 31, 2013 and 2012.

Gross gains of approximately $37,000 and no gross losses were recognized on held-to-maturity securities in 2011 prior to the reclassification of held-to-maturity securities to available-for-sale securities.  These gains and losses were a result of held-to-maturity securities being called prior to maturity.

(4) AVAILABLE-FOR-SALE SECURITIES

A comparison of amortized cost and estimated fair values of available-for-sale securities as of December 31, 2013 and 2012 follows:

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,455,417	$ 9,065	$ 6,133	$ 1,458,349
Government agency issued residential
mortgage-backed securities	249,682	3,118	2,566	250,234
Government agency issued commercial
mortgage-backed securities	239,313	1,773	10,174	230,912
Obligations of states and political subdivisions	509,255	12,883	2,733	519,405
Other	6,941	1,148	-	8,089
Total	$ 2,460,608	$ 27,987	$ 21,606	$ 2,466,989

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Government agencies	$ 1,380,979	$ 21,081	$ 64	$ 1,401,996
Government agency issued residential
mortgage-backed securities	358,677	8,457	259	366,875
Government agency issued commercial
mortgage-backed securities	87,314	4,266	135	91,445
Obligations of states and political subdivisions	531,940	34,049	116	565,873
Other	7,052	791	-	7,843
Total	$ 2,365,962	$ 68,644	$ 574	$ 2,434,032

At December 31, 2013, the Company’s available-for-sale securities included FHLB stock with a carrying value of $6.8 million compared to a required investment of $6.7 million.  FHLB stock is carried at amortized cost in the financial statements.

Gross gains of approximately $72,000 and gross losses of approximately $26,000 were recognized in 2013, gross gains of approximately $480,000 and gross losses of approximately $38,000 were recognized in 2012 and gross gains of $12.4 million and gross losses of approximately $327,000 were recognized in 2011 on available-for-sale securities.   No other-than-temporary impairment was recorded in 2013, 2012 or 2011.

Available-for-sale securities with a carrying value of $1.8 billion at December 31, 2013 were pledged to secure public and trust funds on deposit and for other purposes.  Included in available-for-sale securities at December 31, 2013, were securities with a carrying value of $255.2 million issued by a political subdivision within the State of Mississippi and securities with a carrying value of $115.1 million issued by a political subdivision within the State of Arkansas.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Equity securities are considered as maturing after ten years.

		Estimated	Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(Dollars in thousands)
Maturing in one year or less	$ 504,785	$ 507,800	1.52%
Maturing after one year through five years	1,091,317	1,093,947	1.30
Maturing after five years through ten years	160,222	163,839	5.71
Maturing after ten years	215,289	220,257	5.86
Mortgage-backed securities	488,995	481,146	2.15
Total	$ 2,460,608	$ 2,466,989

A summary of temporarily impaired available-for-sale investments with continuous unrealized loss positions at December 31, 2013 and 2012 follows:

	2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 533,326	$ 6,133	$ -	$ -	$ 533,326	$ 6,133
Government agency issued residential
mortgage-backed securities	106,179	2,418	4,407	148	110,586	2,566
Government agency issued commercial
mortgage-backed securities	176,253	8,578	27,225	1,596	203,478	10,174
Obligations of states and political subdivisions	97,543	2,555	3,663	178	101,206	2,733
Total	$ 913,301	$ 19,684	$ 35,295	$ 1,922	$ 948,596	$ 21,606

	2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government agencies	$ 47,395	$ 64	$ -	$ -	$ 47,395	$ 64
Government agency issued residential
mortgage-backed securities	55,939	145	2,839	114	58,778	259
Government agency issued commercial
mortgage-backed securities	26,239	135	-	-	26,239	135
Obligations of states and political subdivisions	9,247	73	313	43	9,560	116
Total	$ 138,820	$ 417	$ 3,152	$ 157	$ 141,972	$ 574

Based upon a review of the credit quality of these securities, and considering that the issuers were in compliance with the terms of the securities, management had no intent to sell these securities, and it was more likely than not that the Company would not be required to sell the securities prior to recovery of costs, therefore, the impairments related to these securities were determined to be temporary.  No other-than-temporary impairment was recorded in 2013.

(5) LOANS AND LEASES

The Company’s loan and lease portfolio is disaggregated into the following segments:  commercial and industrial; real estate; credit card; and all other loans and leases.  The real estate segment is further disaggregated into the following classes:  consumer mortgage; home equity; agricultural; commercial and industrial-owner occupied; construction, acquisition and development and commercial.  A summary of gross loans and leases by segment and class at December 31, 2013 and 2012 follows:

	2013	2012
	(In thousands)

Commercial and industrial	$ 1,538,302	$ 1,484,788
Real estate
Consumer mortgages	1,976,073	1,873,875
Home equity	494,339	486,074
Agricultural	234,576	256,196
Commercial and industrial-owner occupied	1,473,320	1,333,103
Construction, acquisition and development	741,458	735,808
Commercial real estate	1,846,039	1,748,881
Credit cards	111,328	104,884
All other	578,453	649,143
Total gross loans and leases	$ 8,993,888	$ 8,672,752

The following table shows the Company’s loans and leases, net of unearned income, as of December 31, 2013 by geographical location:

	Alabama				Greater			Corporate
	and Florida				Memphis		Texas and	Banking
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	and Other	Total
	(In thousands)
Commercial and industrial	$ 83,078	$ 164,113	$ 280,964	$ 36,018	$ 23,551	$ 81,253	$ 266,358	$ 593,914	$ 1,529,249
Real estate
Consumer mortgages	127,619	260,013	688,228	61,471	101,167	158,714	487,931	90,930	1,976,073
Home equity	64,438	39,785	165,421	20,997	67,170	70,517	64,027	1,984	494,339
Agricultural	8,416	71,200	58,042	3,575	14,547	11,129	63,155	4,512	234,576
Commercial and industrial-owner occupied	176,162	173,027	472,646	64,911	91,790	88,710	282,816	123,258	1,473,320
Construction, acquisition and development	99,980	70,508	190,990	28,024	80,339	101,782	134,551	35,284	741,458
Commercial real estate	266,963	311,504	275,601	212,869	93,079	104,034	425,933	156,056	1,846,039
Credit cards**	-	-	-	-	-	-	-	111,328	111,328
All other	32,101	59,247	147,163	2,590	48,056	39,404	86,039	137,033	551,633
Total	$ 858,757	$ 1,149,397	$ 2,279,055	$ 430,455	$ 519,699	$ 655,543	$ 1,810,810	$ 1,254,299	$ 8,958,015

*Excludes the Greater Memphis Area

**Credit card receivables are spread across all geographic regions but are not viewed by the Company’s management as part of the geographic breakdown.

The Company’s loan concentrations which exceed 10% of total loans are reflected in the preceding tables.  A substantial portion of construction, acquisition and development loans are secured by real estate in markets in which the Company is located.  The Company’s loan policy generally prohibits the use of interest reserves on loans made after March 2010.  Certain of the construction, acquisition and development loans were structured with interest-only terms.  A portion of the consumer mortgage and commercial real estate portfolios originated through the permanent financing of construction, acquisition and development loans.  The prolonged economic downturn has negatively impacted many borrowers’ and guarantors’ ability to make payments under the terms of the loans as their liquidity has been depleted.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of OREO are susceptible to changes in real estate values in these areas.  Continued economic distress could negatively impact additional borrowers’ and guarantors’ ability to repay their debt which will make more of the Company’s loans collateral dependent.

The following tables provide details regarding the aging of the Company’s loan and lease portfolio, net of unearned income, at December 31, 2013 and 2012:

	2013
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,122	$ 310	$ 601	$ 4,033	$ 1,525,216	$ 1,529,249	$ 27
Real estate
Consumer mortgages	12,244	4,703	12,579	29,526	1,946,547	1,976,073	888
Home equity	1,860	869	740	3,469	490,870	494,339	-
Agricultural	319	206	883	1,408	233,168	234,576	-
Commercial and industrial-owner occupied	4,256	1,230	4,585	10,071	1,463,249	1,473,320	-
Construction, acquisition and development	2,557	2,658	7,005	12,220	729,238	741,458	-
Commercial real estate	5,597	321	2,539	8,457	1,837,582	1,846,039	311
Credit cards	455	235	350	1,040	110,288	111,328	-
All other	1,985	296	264	2,545	549,088	551,633	-
Total	$ 32,395	$ 10,828	$ 29,546	$ 72,769	$ 8,885,246	$ 8,958,015	$ 1,226

	2012
							90+ Days
	30-59 Days	60-89 Days	90+ Days	Total		Total	Past Due still
	Past Due	Past Due	Past Due	Past Due	Current	Outstanding	Accruing
	(In thousands)
Commercial and industrial	$ 3,531	$ 476	$ 4,118	$ 8,125	$ 1,468,486	$ 1,476,611	$ 414
Real estate
Consumer mortgages	11,308	3,643	13,821	28,772	1,845,103	1,873,875	512
Home equity	1,337	371	350	2,058	484,016	486,074	-
Agricultural	400	287	3,946	4,633	251,563	256,196	10
Commercial and industrial-owner occupied	2,629	3,587	2,933	9,149	1,323,954	1,333,103	19
Construction, acquisition and development	2,547	2,472	14,790	19,809	715,999	735,808	-
Commercial real estate	4,673	56	10,469	15,198	1,733,683	1,748,881	-
Credit cards	536	379	473	1,388	103,496	104,884	228
All other	2,354	253	445	3,052	618,505	621,557	27
Total	$ 29,315	$ 11,524	$ 51,345	$ 92,184	$ 8,544,805	$ 8,636,989	$ 1,210

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

The following tables provide details of the Company’s loan and lease portfolio, net of unearned income, by segment, class and internally assigned grade at December 31, 2013 and 2012:

	December 31, 2013
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,495,972	$ 978	$ 30,886	$ 99	$ -	$ 1,314	$ 1,529,249
Real estate
Consumer mortgage	1,859,094	1,531	108,615	427	-	6,406	1,976,073
Home equity	478,283	250	14,570	96	-	1,140	494,339
Agricultural	214,728	779	18,187	-	-	882	234,576
Commercial and industrial-owner occupied	1,409,757	116	50,853	849	-	11,745	1,473,320
Construction, acquisition and development	674,299	1,459	49,401	587	-	15,712	741,458
Commercial real estate	1,751,553	386	76,199	420	-	17,481	1,846,039
Credit cards	111,328	-	-	-	-	-	111,328
All other	538,467	71	12,832	-	-	263	551,633
Total	$ 8,533,481	$ 5,570	$ 361,543	$ 2,478	$ -	$ 54,943	$ 8,958,015

	December 31, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Loss	Impaired	Total
	(In thousands)
Commercial and industrial	$ 1,426,498	$ 14,663	$ 29,876	$ 729	$ -	$ 4,845	$ 1,476,611
Real estate
Consumer mortgage	1,691,682	32,840	131,141	2,907	198	15,107	1,873,875
Home equity	461,151	4,791	17,619	1,057	76	1,380	486,074
Agricultural	227,138	5,729	17,947	-	-	5,382	256,196
Commercial and industrial-owner occupied	1,202,111	31,087	82,816	369	-	16,720	1,333,103
Construction, acquisition and development	567,881	30,846	75,031	715	-	61,335	735,808
Commercial real estate	1,524,262	53,455	120,591	160	-	50,413	1,748,881
Credit cards	104,884	-	-	-	-	-	104,884
All other	600,807	8,397	10,196	601	10	1,546	621,557
Total	$ 7,806,414	$ 181,808	$ 485,217	$ 6,538	$ 284	$ 156,728	$ 8,636,989

Loans considered impaired under FASB ASC 310 are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The Company’s recorded investment in loans considered impaired at December 31, 2013 and 2012  was $54.9 million and  $156.7 million, respectively.  At December 31, 2013 and 2012, $11.0 million and $41.0 million, respectively, of those impaired loans had a valuation allowance of $4.1 million and $10.5 million, respectively.  The remaining balance of impaired loans of $44.0 million and $115.7 million at December 31, 2013 and 2012, respectively, were charged down to the underlying collateral’s fair value, less estimated selling costs, which approximated net realizable value.  Therefore, such loans did not have an associated valuation allowance.  Impaired loans that were characterized as TDRs totaled $19.1 million and $47.3 million at December 31, 2013 and 2012, respectively.  The average recorded investment in impaired loans during 2013 and 2012 was $103.5 million and $196.9 million, respectively.

The following tables provide details regarding impaired loans and leases, net of unearned income, by segment and class at December 31, 2013 and 2012:

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,578	$ 16
Real estate
Consumer mortgage	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,607	$ 437

With an allowance:
Commercial and industrial	$ -	$ -	$ 305	$ 590	$ -
Real estate
Consumer mortgage	662	662	309	3,417	31
Home equity	428	428	37	444	3
Agricultural	-	-	15	402	2
Commercial and industrial-owner occupied	1,807	1,807	739	4,735	54
Construction, acquisition and development	4,163	5,393	1,599	7,989	67
Commercial real estate	3,919	3,919	1,138	11,280	51
All other	-	-	4	-	-
Total	$ 10,979	$ 12,209	$ 4,146	$ 28,857	$ 208

Total:
Commercial and industrial	$ 1,314	$ 1,314	$ 305	$ 3,168	$ 16
Real estate
Consumer mortgage	6,406	7,253	309	12,360	85
Home equity	1,140	1,140	37	1,377	8
Agricultural	882	1,472	15	3,688	6
Commercial and industrial-owner occupied	11,745	14,488	739	12,885	130
Construction, acquisition and development	15,712	18,890	1,599	33,866	170
Commercial real estate	17,481	27,152	1,138	35,465	224
All other	263	405	4	655	6
Total	$ 54,943	$ 72,114	$ 4,146	$ 103,464	$ 645

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 2,557	$ 4,169	$ -	$ 2,779	$ 12
Real estate
Consumer mortgage	11,307	15,464	-	11,762	77
Home equity	934	1,078	-	858	6
Agricultural	4,435	6,292	-	3,527	8
Commercial and industrial-owner occupied	13,018	16,551	-	12,674	123
Construction, acquisition and development	47,982	69,331	-	54,085	324
Commercial real estate	33,952	45,722	-	19,824	199
All other	1,544	2,165	-	848	9
Total	$ 115,729	$ 160,772	$ -	$ 106,357	$ 758

With an allowance:
Commercial and industrial	$ 2,288	$ 2,288	$ 1,241	$ 5,368	$ 38
Real estate
Consumer mortgage	3,800	3,914	1,103	10,323	88
Home equity	446	446	111	569	5
Agricultural	947	947	92	1,468	12
Commercial and industrial-owner occupied	3,702	4,737	864	9,977	65
Construction, acquisition and development	13,353	16,257	4,350	45,582	377
Commercial real estate	16,461	16,709	2,720	16,953	204
All other	2	2	60	324	3
Total	$ 40,999	$ 45,300	$ 10,541	$ 90,564	$ 792

Total:
Commercial and industrial	$ 4,845	$ 6,457	$ 1,241	$ 8,147	$ 50
Real estate
Consumer mortgage	15,107	19,378	1,103	22,085	165
Home equity	1,380	1,524	111	1,427	11
Agricultural	5,382	7,239	92	4,995	20
Commercial and industrial-owner occupied	16,720	21,288	864	22,651	188
Construction, acquisition and development	61,335	85,588	4,350	99,667	701
Commercial real estate	50,413	62,431	2,720	36,777	403
All other	1,546	2,167	60	1,172	12
Total	$ 156,728	$ 206,072	$ 10,541	$ 196,921	$ 1,550

The following tables provide details regarding impaired loans and leases, net of unearned income, which include accruing TDRs, by segment and class at December 31, 2013 and 2012:

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 1,314	$ 1,314	$ -	$ 2,579	$ 16
Real estate
Consumer mortgage	5,744	6,591	-	8,943	54
Home equity	712	712	-	933	5
Agricultural	882	1,472	-	3,286	4
Commercial and industrial-owner occupied	9,938	12,681	-	8,150	76
Construction, acquisition and development	11,549	13,497	-	25,877	103
Commercial real estate	13,562	23,233	-	24,185	173
All other	263	405	-	655	6
Total	$ 43,964	$ 59,905	$ -	$ 74,608	$ 437

With an allowance:
Commercial and industrial	$ 937	$ 937	$ 415	$ 975	$ 14
Real estate
Consumer mortgage	4,151	4,378	771	6,921	164
Home equity	438	438	-	444	2
Agricultural	625	639	43	871	21
Commercial and industrial-owner occupied	9,590	9,997	1,371	11,895	350
Construction, acquisition and development	10,897	13,933	1,554	15,181	320
Commercial real estate	12,619	12,887	1,604	15,140	224
Credit cards	1,639	1,639	51	2,018	202
All other	1,307	1,310	198	646	24
Total	$ 42,203	$ 46,158	$ 6,007	$ 54,091	$ 1,321

Total:
Commercial and industrial	$ 2,251	$ 2,251	$ 415	$ 3,554	$ 30
Real estate
Consumer mortgage	9,895	10,969	771	15,864	218
Home equity	1,150	1,150	-	1,377	7
Agricultural	1,507	2,111	43	4,157	25
Commercial and industrial-owner occupied	19,528	22,678	1,371	20,045	426
Construction, acquisition and development	22,446	27,430	1,554	41,058	423
Commercial real estate	26,181	36,120	1,604	39,325	397
Credit cards	1,639	1,639	51	2,018	202
All other	1,570	1,715	198	1,301	30
Total	$ 86,167	$ 106,063	$ 6,007	$ 128,699	$ 1,758

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Commercial and industrial	$ 2,557	$ 4,169	$ -	$ 2,779	$ 12
Real estate
Consumer mortgage	11,307	15,464	-	11,762	77
Home equity	934	1,078	-	858	6
Agricultural	4,435	6,292	-	3,527	8
Commercial and industrial-owner occupied	13,018	16,551	-	12,674	123
Construction, acquisition and development	47,982	69,331	-	54,085	324
Commercial real estate	33,952	45,722	-	19,824	199
All other	1,544	2,165	-	848	9
Total	$ 115,729	$ 160,772	$ -	$ 106,357	$ 758

With an allowance:
Commercial and industrial	$ 2,489	$ 2,489	$ 1,253	$ 6,001	$ 70
Real estate
Consumer mortgage	9,004	9,451	1,506	14,938	262
Home equity	446	446	111	569	5
Agricultural	1,392	1,392	128	1,934	26
Commercial and industrial-owner occupied	12,102	13,352	1,250	17,246	411
Construction, acquisition and development	19,587	22,963	4,414	52,062	641
Commercial real estate	24,855	26,294	3,297	29,668	847
Credit cards	2,397	2,397	75	2,581	258
All other	2,835	2,976	311	3,656	144
Total	$ 75,107	$ 81,760	$ 12,345	$ 128,655	$ 2,664

Total:
Commercial and industrial	$ 5,046	$ 6,658	$ 1,253	$ 8,780	$ 82
Real estate
Consumer mortgage	20,311	24,915	1,506	26,700	339
Home equity	1,380	1,524	111	1,427	11
Agricultural	5,827	7,684	128	5,461	34
Commercial and industrial-owner occupied	25,120	29,903	1,250	29,920	534
Construction, acquisition and development	67,569	92,294	4,414	106,147	965
Commercial real estate	58,807	72,016	3,297	49,492	1,046
Credit cards	2,397	2,397	75	2,581	258
All other	4,379	5,141	311	4,504	153
Total	$ 190,836	$ 242,532	$ 12,345	$ 235,012	$ 3,422

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, by collateral type at December 31, 2013 and 2012:

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	2,530	2,855	-	5,022	27
Recreation and all other loans	728	773	-	837	1
Commercial construction	34	34	-	1,564	1
Commercial acquisition and development	6,243	7,058	-	9,176	47
Residential acquisition and development	2,014	2,777	-	9,278	27
Total	$ 11,549	$ 13,497	$ -	$ 25,877	$ 103

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	-	-	-	459	3
Recreation and all other loans	-	-	-	-	-
Commercial construction	831	1,461	-	818	11
Commercial acquisition and development	-	-	-	1,316	10
Residential acquisition and development	3,332	3,932	1,599	5,396	43
Total	$ 4,163	$ 5,393	$ 1,599	$ 7,989	$ 67

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	2,530	2,855	-	5,481	30
Recreation and all other loans	728	773	-	837	1
Commercial construction	865	1,495	-	2,382	12
Commercial acquisition and development	6,243	7,058	-	10,492	57
Residential acquisition and development	5,346	6,709	1,599	14,674	70
Total	$ 15,712	$ 18,890	$ 1,599	$ 33,866	$ 170

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	8,475	13,586	-	8,070	53
Recreation and all other loans	1,117	1,335	-	623	5
Commercial construction	5,714	6,646	-	3,585	51
Commercial acquisition and development	13,753	15,786	-	12,145	63
Residential acquisition and development	18,923	31,978	-	29,662	152
Total	$ 47,982	$ 69,331	$ -	$ 54,085	$ 324

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,130	1,475	290	4,094	29
Recreation and all other loans	-	-	-	69	-
Commercial construction	-	-	-	1,255	15
Commercial acquisition and development	1,711	1,960	563	9,206	74
Residential acquisition and development	10,512	12,822	3,497	30,958	259
Total	$ 13,353	$ 16,257	$ 4,350	$ 45,582	$ 377

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	9,605	15,061	290	12,164	82
Recreation and all other loans	1,117	1,335	-	692	5
Commercial construction	5,714	6,646	-	4,840	66
Commercial acquisition and development	15,464	17,746	563	21,351	137
Residential acquisition and development	29,435	44,800	3,497	60,620	411
Total	$ 61,335	$ 85,588	$ 4,350	$ 99,667	$ 701

The following tables provide details regarding impaired real estate construction, acquisition and development loans and leases, net of unearned income, which include accruing TDRs, by collateral type at December 31, 2013 and 2012:

	December 31, 2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	2,530	2,855	-	5,022	27
Recreation and all other loans	728	773	-	837	1
Commercial construction	34	34	-	1,564	1
Commercial acquisition and development	6,243	7,058	-	9,176	47
Residential acquisition and development	2,014	2,777	-	9,278	27
Total	$ 11,549	$ 13,497	$ -	$ 25,877	$ 103

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,274	1,710	33	1,088	25
Recreation and all other loans	13	13	1	16	1
Commercial construction	1,176	1,806	4	1,022	23
Commercial acquisition and development	1,990	1,990	37	3,824	85
Residential acquisition and development	6,444	8,414	1,479	9,231	186
Total	$ 10,897	$ 13,933	$ 1,554	$ 15,181	$ 320

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	3,804	4,565	33	6,110	52
Recreation and all other loans	741	786	1	853	2
Commercial construction	1,210	1,840	4	2,586	24
Commercial acquisition and development	8,233	9,048	37	13,000	132
Residential acquisition and development	8,458	11,191	1,479	18,509	213
Total	$ 22,446	$ 27,430	$ 1,554	$ 41,058	$ 423

	December 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance of	Allowance	Average	Interest
	in Impaired	Impaired	for Credit	Recorded	Income
	Loans	Loans	Losses	Investment	Recognized
	(In thousands)
With no related allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	8,475	13,586	-	8,070	53
Recreation and all other loans	1,117	1,335	-	623	5
Commercial construction	5,714	6,646	-	3,585	51
Commercial acquisition and development	13,753	15,786	-	12,145	63
Residential acquisition and development	18,923	31,978	-	29,662	152
Total	$ 47,982	$ 69,331	$ -	$ 54,085	$ 324

With an allowance:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	1,911	2,308	304	4,883	58
Recreation and all other loans	17	17	1	569	25
Commercial construction	-	-	-	1,578	33
Commercial acquisition and development	3,023	3,272	590	11,282	167
Residential acquisition and development	14,636	17,366	3,519	33,750	358
Total	$ 19,587	$ 22,963	$ 4,414	$ 52,062	$ 641

Total:
Multi-family construction	$ -	$ -	$ -	$ -	$ -
One-to-four family construction	10,386	15,894	304	12,953	111
Recreation and all other loans	1,134	1,352	1	1,192	30
Commercial construction	5,714	6,646	-	5,163	84
Commercial acquisition and development	16,776	19,058	590	23,427	230
Residential acquisition and development	33,559	49,344	3,519	63,412	510
Total	$ 67,569	$ 92,294	$ 4,414	$ 106,147	$ 965

NPLs consist of non-accrual loans and leases, loans and leases 90 days or more past due and still accruing, and loans and leases that have been restructured because of the borrower's weakened financial condition.  The following table presents information concerning NPLs at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Non-accrual loans and leases	$ 92,173	$ 207,241
Loans and leases 90 days or more past due, still accruing	1,226	1,210
Restructured loans and leases still accruing	27,007	25,099
Total	$ 120,406	$ 233,550

The Bank’s policy for all loan classifications provides that loans and leases are generally placed in non-accrual status if, in management’s opinion, payment in full of principal or interest is not expected or payment of principal or interest is more than 90 days past due, unless the loan or lease is both well-secured and in the process of collection.  At December 31, 2013, the Company’s geographic NPL distribution was concentrated primarily in its Alabama, Mississippi and Tennessee markets, including the greater Memphis, Tennessee area, a portion of which is in northwest Mississippi and Arkansas.  The following table presents the Company’s nonaccrual loans and leases by segment and class at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Commercial and industrial	$ 3,079	$ 9,311
Real estate
Consumer mortgages	25,645	36,133
Home equity	3,695	3,497
Agricultural	1,260	7,587
Commercial and industrial-owner occupied	18,568	20,910
Construction, acquisition and development	17,567	66,635
Commercial real estate	20,972	57,656
Credit cards	119	415
All other	1,268	5,097
Total	$ 92,173	$ 207,241

The total amount of interest earned on NPLs was $6.2 million,  $4.3 million and $12.6 million in 2013, 2012 and 2011, respectively.  The gross interest income which would have been recorded under the original terms of those loans and leases amounted to $7.3 million, $15.6 million and $18.7 million in 2013, 2012 and 2011, respectively.

In the normal course of business, management will sometimes grant concessions, which normally would not otherwise be considered, to borrowers that are experiencing financial difficulty.  Restructured loans identified as meeting the criteria set out in FASB ASC 310 are identified as TDRs.  The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified period, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan.  In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs.  As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.  TDR loans recorded as non-accrual may be returned to accrual status in years after the restructure if there has been at least a six-month period of sustained repayment performance by the borrower under the restructured loan terms and the interest rate at the time of restructure was at or above market for a comparable loan.  During 2013, the most common concessions that were granted involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

The following tables summarize the financial effect of TDRs for the years ended December 31, 2013 and 2012:

	December 31, 2013
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 919	$ 919
Real estate
Consumer mortgages	23	1,843	1,840
Home Equity	2	25	10
Commercial and industrial-owner occupied	8	3,821	3,815
Construction, acquisition and development	15	3,071	2,826
Commercial real estate	4	1,574	1,570
All other	5	1,160	1,161
Total	60	$ 12,413	$ 12,141

:

	December 31, 2012
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
	(Dollars in thousands)
Commercial and industrial	8	$ 1,686	$ 1,348
Real estate
Consumer mortgages	38	9,875	9,109
Agricultural	2	853	861
Commercial and industrial-owner occupied	30	14,367	13,741
Construction, acquisition and development	37	21,583	21,159
Commercial real estate	12	8,159	8,132
All other	9	1,855	1,692
Total	136	$ 58,378	$ 56,042

The following tables summarize TDRs modified during 2013 and 2012 for which there was a payment default (i.e., 30 days or more past due at any given time during 2013 or 2012):

	Year Ended December 31, 2013
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	3	$ 129
Real estate
Consumer mortgages	9	823
Commercial and industrial-owner occupied	6	877
Construction, acquisition and development	3	1,874
Commercial real estate	4	3,625
All other	1	1
Total	26	$ 7,329

	Year Ended December 31, 2012
	Number of	Recorded
	Contracts	Investment
	(Dollars in thousands)
Commercial and industrial	2	$ 179
Real estate
Consumer mortgages	18	2,096
Agricultural	1	170
Commercial and industrial-owner occupied	11	2,659
Construction, acquisition and development	21	5,503
Commercial real estate	4	2,525
All other	1	7
Total	58	$ 13,139

During 2013, 2012 and 2011, the most common concessions involved rescheduling payments of principal and interest over a longer amortization period, granting a period of reduced principal payment or interest only payment for a limited time period, or the rescheduling of payments in accordance with a bankruptcy plan.

(6)  ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the changes in the allowance for credit losses for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Balance at beginning of year	$ 164,466	$ 195,118	$ 196,913
Provision charged to expense	7,500	28,000	130,081
Recoveries	23,462	30,746	10,179
Loans and leases charged off	(42,192)	(89,398)	(142,055)
Balance at end of year	$ 153,236	$ 164,466	$ 195,118

The following tables summarize the changes in the allowance for credit losses by segment and class for the years ended December 31, 2013 and 2012:

	2013
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 23,286	$ (4,672)	$ 3,517	$ (3,755)	$ 18,376
Real estate
Consumer mortgage	35,966	(9,159)	5,067	7,651	39,525
Home equity	6,005	(1,469)	607	520	5,663
Agricultural	3,301	(736)	215	20	2,800
Commercial and industrial-owner occupied	20,178	(3,855)	2,724	(1,988)	17,059
Construction, acquisition and development	21,905	(6,745)	4,682	(8,014)	11,828
Commercial real estate	40,081	(10,341)	4,978	9,135	43,853
Credit cards	3,611	(2,316)	629	1,858	3,782
All other	10,133	(2,899)	1,043	2,073	10,350
Total	$ 164,466	$ (42,192)	$ 23,462	$ 7,500	$ 153,236

	2012
	Balance,				Balance,
	Beginning of				End of
	Period	Charge-offs	Recoveries	Provision	Period
	(In thousands)
Commercial and industrial	$ 20,724	$ (12,362)	$ 7,096	$ 7,828	$ 23,286
Real estate
Consumer mortgage	36,529	(13,122)	1,836	10,723	35,966
Home equity	8,630	(2,721)	496	(400)	6,005
Agricultural	3,921	(1,240)	126	494	3,301
Commercial and industrial-owner occupied	21,929	(9,015)	2,696	4,568	20,178
Construction, acquisition and development	45,562	(33,085)	8,407	1,021	21,905
Commercial real estate	39,444	(12,728)	8,538	4,827	40,081
Credit cards	4,021	(2,221)	527	1,284	3,611
All other	14,358	(2,904)	1,024	(2,345)	10,133
Total	$ 195,118	$ (89,398)	$ 30,746	$ 28,000	$ 164,466

The following tables provide the allowance for credit losses by segment and class based on impairment status at December 31, 2013 and 2012:

	December 31, 2013
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 1,314	$ 305	$ 18,071	$ 18,376
Real estate
Consumer mortgage	6,406	309	39,216	39,525
Home equity	1,140	37	5,626	5,663
Agricultural	882	15	2,785	2,800
Commercial and industrial-owner occupied	11,745	739	16,320	17,059
Construction, acquisition and development	15,712	1,599	10,229	11,828
Commercial real estate	17,481	1,138	42,715	43,853
Credit cards	-	-	3,782	3,782
All other	263	4	10,346	10,350
Total	$ 54,943	$ 4,146	$ 149,090	$ 153,236

	December 31, 2012
	Recorded	Allowance for	Allowance for
	Balance of	Impaired Loans	All Other Loans	Total
	Impaired Loans	and Leases	and Leases	Allowance
	(In thousands)
Commercial and industrial	$ 4,845	$ 1,241	$ 22,045	$ 23,286
Real estate
Consumer mortgage	15,107	1,103	34,863	35,966
Home equity	1,380	111	5,894	6,005
Agricultural	5,382	92	3,209	3,301
Commercial and industrial-owner occupied	16,720	864	19,314	20,178
Construction, acquisition and development	61,335	4,350	17,555	21,905
Commercial real estate	50,413	2,720	37,361	40,081
Credit cards	-	-	3,611	3,611
All other	1,546	60	10,073	10,133
Total	$ 156,728	$ 10,541	$ 153,925	$ 164,466

Management evaluates impaired loans individually in determining the adequacy of the allowance for impaired loans.

(7)  OTHER REAL ESTATE OWNED

The following table presents the activity in OREO for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Balance at beginning of year	$ 103,248	$ 173,805
Additions to foreclosed properties
New foreclosed property	29,265	32,389
Reductions in foreclosed properties
Sales	(57,057)	(81,220)
Writedowns	(6,118)	(21,726)
Balance at end of year	$ 69,338	$ 103,248

Substantially all of these amounts related to construction, acquisition and development projects that were either completed or were in various stages of construction during the year presented.  The following table presents the OREO by geographical location and collateral type at December 31, 2013:

	Alabama and				Greater		Texas
	Florida				Memphis		and
	Panhandle	Arkansas*	Mississippi*	Missouri	Area	Tennessee*	Louisiana	Other	Total
	(In thousands)
Commercial and industrial	$223	$-	$-	$-	$-	$-	$-	$-	$223
Real estate
Consumer mortgages	1,613	309	1,532	33	132	210	-	108	3,937
Home equity	442	-	-	-	-	-	-	-	442
Agricultural	907	-	216	-	1,084	930	-	-	3,137
Commercial and industrial-owner occupied	33	32	1,002	-	449	25	105	-	1,646
Construction, acquisition and development	15,667	631	11,631	1,059	22,696	5,174	257	158	57,273
Commercial real estate	353	316	569	-	980	-	140	-	2,358
All other	84	1	82	-	28	-	94	33	322
Total	$19,322	$1,289	$15,032	$1,092	$25,369	$6,339	$596	$299	$69,338

* Excludes the Greater Memphis Area

The Company incurred total foreclosed property expenses of $11.7 million,  $39.4 million and $27.8 million in 2013, 2012 and 2011, respectively.  Realized net losses on dispositions and holding losses on valuations of these properties, a component of total foreclosed property expenses, were $7.4 million, $30.2 million and $21.4 million in 2013, 2012 and 2011, respectively.

(8)  PREMISES AND EQUIPMENT

A summary by asset classification at December 31, 2013 and 2012 follows:

	Estimated
	Useful Life
	(Years)	2013	2012
		(In thousands)
Land	N/A	$ 77,264	$ 76,611
Buildings and improvements	10 - 40	324,100	317,824
Leasehold improvements	10 - 39	8,771	9,759
Equipment, furniture and fixtures	3- 12	274,016	280,423
Construction in progress	N/A	16,129	7,363
Subtotal		700,280	691,980
Accumulated depreciation and amortization		385,020	372,524
Premises and equipment, net		$ 315,260	$ 319,456

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

The following tables present the changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2013 and 2012:

2013
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2013	$ 217,618	$ 57,555	$ 275,173
Goodwill recorded during the year	-	11,627	11,627
Balance as of December 31, 2013	$ 217,618	$ 69,182	$ 286,800

2012
	Community	Insurance
	Banking	Agencies	Total
(In thousands)
Balance as of January 1, 2012	$ 217,618	$ 53,679	$ 271,297
Goodwill recorded during the year	-	3,876	3,876
Balance as of December 31, 2012	$ 217,618	$ 57,555	$ 275,173

The goodwill recorded in the Company’s Insurance Agencies reporting segment during 2013 was related to an insurance agency acquired during the fourth quarter of 2013.  The goodwill recorded in this reporting segment during 2012 was related to an insurance agency acquired during the third quarter of 2012.

The Company’s policy is to assess goodwill for impairment at the reporting segment level on an annual basis or sooner if an event occurs or circumstances change which indicate that the fair value of a reporting segment is below its carrying amount.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  Accounting standards require management to estimate the fair value of each reporting segment in assessing impairment at least annually.  The Company’s annual assessment date is during the Company’s fourth quarter.  The Company performed a qualitative assessment of whether it was more likely than not that a reporting unit’s fair value was less than its carrying value during the fourth quarter of 2013.  Based on this assessment, it was determined that each of the Company’s reporting segment’s fair value exceeded their carrying value.   Therefore, the two-step quantitative goodwill impairment test was not deemed necessary and no goodwill impairment was recorded during 2013. The Company’s annual goodwill impairment evaluation for 2012 also indicated no impairment of goodwill for its reporting segments.  The Company will continue to test reporting segment goodwill for potential impairment on an annual basis in the Company’s fourth quarter, or sooner if a goodwill impairment indicator is identified.

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

The following tables present information regarding the components of the Company’s other identifiable intangible assets as of and for the years ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:	(In thousands)
Core deposit intangibles	$ 27,801	$ 22,256	$ 27,801	$ 21,674
Customer relationship intangibles	46,967	28,329	36,239	26,098
Non-solicitation intangibles	1,450	242	525	151
Total	$ 76,218	$ 50,827	$ 64,565	$ 47,923

Unamortized intangible assets:
Trade names	$ 688	$ -	$ 688	$ -

	Year Ended
	December 31,
	2013	2012	2011
Aggregate amortization expense for:	(In thousands)
Core deposit intangibles	$ 582	$ 946	$ 1,012
Customer relationship intangibles	2,231	2,163	2,274
Non-solicitation intangibles	166	113	38
Total	$ 2,979	$ 3,222	$ 3,324

Customer relationship intangibles and non-solicitation intangibles were increased during 2013 as a result of the insurance agency acquired during the fourth quarter of 2013.

The following table presents information regarding estimated amortization expense of the Company’s amortizable identifiable intangible assets for the year ending December 31, 2014, and the succeeding four years:

	Core	Customer	Non-
	Deposit	Relationship	Solicitation
	Intangibles	Intangibles	Intangibles	Total
Estimated amortization expense:	(In thousands)

For the year ending December 31, 2014	$ 526	$ 3,241	$ 350	$ 4,117
For the year ending December 31, 2015	487	2,817	275	3,579
For the year ending December 31, 2016	451	2,378	200	3,029
For the year ending December 31, 2017	419	2,107	200	2,726
For the year ending December 31, 2018	390	1,758	183	2,331

(10) TIME DEPOSITS AND SHORT-TERM DEBT

Certificates of deposit and other time deposits of $100,000 or more amounting to $1.1 billion and $1.2 billion were outstanding at December 31, 2013 and 2012, respectively.  Total interest expense relating to certificates of deposit and other time deposits of $100,000 or more totaled $16.0 million, $20.8 million and $28.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For time deposits with a remaining maturity of more than one year at December 31, 2013, the aggregate amount of time deposits maturing in each of the following five years is presented in the following table:

Maturing in	Amount
(In thousands)
2015	$ 363,800
2016	149,942
2017	135,020
2018	121,699
2019	1
Thereafter	173
Total	$ 770,635

The following tables present information relating to short-term debt for the years ended December 31, 2013, 2012 and 2011:

	2013
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 1,238	0.33%	$ -
Securities sold under agreement to repurchase	421,028	0.07	416,881	0.07	473,753
Total	$ 421,028		$ 418,119		$ 473,753

	2012
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)
Federal funds purchased	$ -	-%	$ 1,180	0.32%	$ -
Securities sold under agreement to repurchase	414,611	0.07	379,871	0.07	423,553
Short-term FHLB advances	-	-	1,053	4.71	1,500
Total	$ 414,611		$ 382,104		$ 425,053

	2011
					Maximum
	End of Period		Daily Average		Outstanding
		Interest		Interest	at any
	Balance	Rate	Balance	Rate	Month End
	(Dollars in thousands)

Securities sold under agreement to repurchase	$ 373,933	0.07%	$ 435,931	0.10%	$ 493,157
Short-term FHLB advances	1,500	4.71	1,580	5.72	2,723
Total	$ 375,433		$ 437,511		$ 495,880

Federal funds purchased generally mature the day following the date of purchase while securities sold under repurchase agreements generally mature within 30 days from the date of sale.  Federal Reserve discount window borrowings generally mature within 90 days following the date of purchase and short-term FHLB borrowings generally mature within 30 days following the date of purchase.  At December 31, 2013, the Bank had established non-binding federal funds borrowing lines of credit with other banks aggregating $689.0 million.

(11) LONG-TERM DEBT

The Bank has entered into a blanket floating lien security agreement with the FHLB of Dallas.  Under the terms of this agreement, the Bank is required to maintain sufficient collateral to secure borrowings in an aggregate amount of the lesser of 75% of the book value (i.e., unpaid principal balance) of the Bank’s eligible mortgage loans pledged as collateral or 35% of the Bank’s assets.  At December 31, 2013, there were no call features on long-term FHLB borrowings.

At December 31, 2013,  long term debt was repayable as follows:

Final due date	Interest rate	Amount
(In thousands)
2015	4.69% - 5.06%	$ 3,500
Thereafter	2.04% - 4.08%	78,214
Total		$ 81,714

On August 8, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) as a lender and administrative agent, and First Tennessee Bank, National Association, as a lender. The Credit Agreement includes an unsecured revolving loan of up to $25.0 million that terminates and the outstanding balance of which is payable in full on August 8, 2015, and an unsecured multi-draw term loan of up to $60.0 million, which commitment terminates on February 28, 2014 and the outstanding balance of which is payable in full on August 8, 2018.  The proceeds from the term loan may be used to repurchase trust preferred securities, and the proceeds from the revolving loan may be used for working capital, capital expenditures and other lawful corporate purposes.  Borrowings under the Credit Agreement bear interest at a Eurocurrency or base rate plus, in each case, an applicable interest rate margin.

The Company had long-term borrowings from U.S. Bank totaling $48.2 million and long-term borrowing from the FHLB totaling $33.5 million at December 31, 2013.  On August 8, 2013, the Company borrowed $50.0 million under the term loan in connection with the redemption of its 8.15% Junior Subordinated Debt Securities for which the principal balance is payable in full on August 8, 2018.

(12) JUNIOR SUBORDINATED DEBT SECURITIES

In 2002, the Company issued $128.9 million in 8.15% Junior Subordinated Debt Securities to BancorpSouth Capital Trust I (the “Trust”), a business trust. The Trust used the proceeds from the issuance of five million shares of 8.15% trust preferred securities, $25 face value per share, to acquire 8.15% Junior Subordinated Debt Securities.  The Company redeemed the 8.15% Junior Subordinated Debt Securities and the related trust preferred securities at face value on August 12, 2013.  As a result of the redemption, a pre-tax charge of $2.9 million was recorded during the third quarter of 2013 to write-off unamortized issuance costs.

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

(13) INCOME TAXES

Total income taxes for the years ended December 31, 2013, 2012 and 2011 were allocated as follows:

	2013	2012	2011
	(In thousands)
Income tax expense	$ 37,551	$ 33,252	$ 4,475
Shareholders' equity for other comprehensive income	(13,249)	(3,943)	7,600
Shareholders' equity for stock option plans	(139)	32	(7)
Total	$ 24,163	$ 29,341	$ 12,068

The components of income tax expense attributable to operations were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Current:	(In thousands)
Federal	$ 32,729	$ 34,316	$ 5,643
State	1,570	3,389	5,400
Deferred:
Federal	1,774	(4,964)	(1,626)
State	1,478	511	(4,942)
Total	$ 37,551	$ 33,252	$ 4,475

During 2013, the Company recognized certain tax benefits related to stock options in the amount of approximately $139,000.  Such benefits were recorded as a reduction of income taxes payable and an increase in capital surplus.

During 2013, the Company reversed the deferred tax asset associated with stock options expiring during 2013 in the amount of $1.1 million.  The reversal was recorded as a reduction of deferred tax assets and a reduction in capital surplus.

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes resulting from the following:

	2013	2012	2011
	(In thousands)
Tax expense at statutory rates	$ 46,083	$ 41,141	$ 14,715
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	1,926	2,453	266
Tax-exempt interest revenue	(7,423)	(7,789)	(7,881)
Tax-exempt earnings on life insurance	(2,889)	(2,790)	(2,647)
Deductible dividends paid on 401(k) plan	(187)	(100)	(331)
Other, net	41	337	353
Total	$ 37,551	$ 33,252	$ 4,475

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:	(In thousands)
Loans, principally due to allowance
for credit losses	$ 58,003	$ 62,206
Other real estate owned	6,799	13,027
Mark to market - securities	4,164	4,160
Accrued liabilities, principally due to
compensation arrangements and vacation accruals	13,085	15,897
Other	2,993	3,884
Investments, principally due to interest income recognition	-	516
State tax credits (net of federal benefit)	-	428
Unrecognized pension expense	20,997	31,374
Total gross deferred tax assets	106,041	131,492
Less: valuation allowance	-	-
Deferred tax assets	$ 106,041	$ 131,492
Deferred tax liabilities:
Lease transactions	$ 29,997	$ 34,532
Employment benefits	12,483	22,392
Premises and equipment, principally due
to differences in depreciation	23,488	26,824
Mortgage servicing rights	20,679	14,313
Intangible assets	10,654	10,439
Investments, principally due to interest income recognition	133	-
Deferred loan points	2,806	2,650
Other assets, principally due to expense recognition	1,033	767
Unrealized net gains on available-for-sale securities	2,289	26,066
Total gross deferred tax liabilities	103,562	137,983
Net deferred tax assets (liabilities)	$ 2,479	$ (6,491)

As of December 31, 2013, the Company had utilized the deferred state tax asset resulting from state tax net operating losses carryforwards.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences existing at December 31, 2013.

The following table presents the activity in unrecognized tax benefits for 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Unrecognized tax benefit, January 1	$ 1,571	$ 1,102	$ 355
Gross increases - tax positions in prior period	-	199	873
Gross decreases - tax positions in prior period	(1,571)	-	(355)
Gross increases - tax positions in current period	-	270	229
Settlements	-	-	-
Lapse of statute of limitations	-	-	-
Unrecognized tax benefit, December 31	$ -	$ 1,571	$ 1,102

The balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million and $1.1 million at December 31, 2012 and 2011, respectively.  There were no unrecognized tax benefits at December 31, 2013.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of other noninterest expense.  The Company accrued interest related to the uncertain tax benefits noted above of approximately $329,000 and $26,000 during 2012 and 2011, respectively, with no interest accrued in 2013.  The Company recognized a total accrued interest liability of approximately $0, $560,000 and $231,000, at December 31, 2013, 2012 and 2011, respectively.

During 2013, a $1.6 million tax benefit was recorded as a result of the resolution of an uncertain tax position with the remainder of the settlement pertaining to accrued interest and penalties.  The uncertain tax position related to the review of the tax treatment of items during the tax years 2007 through 2009.  The review was resolved in our favor during the third quarter of 2013, resulting in the reversal of the uncertain tax position reserve for the matter.

Management does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is subject to taxation in the United States and various states and local jurisdictions.  The Company files a consolidated United States federal return.  Based on the laws of the applicable state where the Company conducts business operations, the Company and its applicable subsidiaries either file a consolidated, combined or separate return.  The tax years that remain open for examination for the Company’s major jurisdictions of the United States - Mississippi, Arkansas, Tennessee, Alabama, Louisiana and Missouri - are 2010, 2011 and 2012.

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

The Company uses a December 31 measurement date for its pension and other benefit plans.

A summary of the three defined benefit retirement plans at and for the years ended December 31, 2013, 2012 and 2011 follows:

	Pension Benefits
	2013	2012	2011
Change in benefit obligations:	(In thousands)
Projected benefit obligations at beginning of year	$ 213,804	$ 182,362	$ 156,595
Service cost	10,735	9,670	8,107
Interest cost	8,212	8,104	8,327
Amendments	10,850	300	(8,494)
Actuarial loss	(18,794)	22,417	22,253
Benefits paid	(22,116)	(8,232)	(4,197)
Administrative expenses paid	(995)	(817)	(229)
Projected benefit obligations at end of year	$ 201,696	$ 213,804	$ 182,362
Change in plans' assets:
Fair value of plans' assets at beginning of year	$ 203,704	$ 195,004	$ 197,536
Actual return on assets	13,960	16,631	1,347
Employer contributions	1,894	1,118	547
Benefits paid	(22,116)	(8,232)	(4,197)
Administrative expenses paid	(995)	(817)	(229)
Fair value of plans' assets at end of year	$ 196,447	$ 203,704	$ 195,004
Funded status:
Projected benefit obligations	$ (201,696)	$ (213,804)	$ (182,362)
Fair value of plans' assets	196,447	203,704	195,004
Net amount recognized	$ (5,249)	$ (10,100)	$ 12,642

Amounts recognized in the consolidated balance sheets consisted of:

	Pension Benefits
	2013	2012	2011
	(In thousands)
Prepaid benefit cost	$ 72,886	$ 94,046	$ 102,307
Accrued benefit liability	(23,241)	(22,123)	(20,572)
Intangible asset	-	-	-
Accumulated other comprehensive
income adjustment	(54,894)	(82,023)	(69,093)
Net amount recognized	$ (5,249)	$ (10,100)	$ 12,642

Pre-tax amounts recognized in accumulated other comprehensive income consisted of:

	Year ended December 31,
	2013	2012
	(In thousands)

Net transition obligation	$ 19	$ 37
Net prior service benefit	(5,366)	(6,134)
Net actuarial loss	60,241	88,120
Total accumulated other comprehensive income	$ 54,894	$ 82,023

The net transition obligation, net prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are approximately $18,000,  ($768,000) and $3.7 million, respectively.

The components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits
	2013	2012	2011
Components of net periodic benefit cost:	(In thousands)
Service cost	$ 10,735	$ 9,670	$ 8,107
Interest cost	8,212	8,104	8,327
Expected return on assets	(10,974)	(11,263)	(14,864)
Amortization of unrecognized transition amount	18	18	18
Recognized prior service (benefit) cost	(768)	(768)	31
Recognized net loss	6,099	4,868	3,264
Special termination benefit	10,850	300	-
Net periodic benefit cost	$ 24,172	$ 10,929	$ 4,883

The weighted-average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	Basic Plan		Restoration Plan		Supplemental Plan
	2013	2012	2013	2012	2013	2012
Discount rate	4.90%	4.05%	4.50%	3.65%	3.65%	2.85%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Basic Plan
	2013	2012	2011
Discount rate	4.05%	4.80%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	5.50%	6.00%	8.00%

	Restoration Plan
	2013	2012	2011
Discount rate	3.65%	4.45%	5.15%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

	Supplemental Plan
	2013	2012	2011
Discount rate	2.85%	3.85%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Expected rate of return on plan assets	N/A	N/A	N/A

The following table presents information related to the Restoration Plan and Supplemental Plan that had accumulated benefit obligations in excess of plan assets at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Projected benefit obligation	$ 31,512	$ 32,659
Accumulated benefit obligation	29,191	31,154
Fair value of assets	-	-

The following table presents information related to the Company’s defined benefit pension plans at December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Accumulated benefit obligation	$ 193,317	$ 205,298

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

The Company’s pension plan weighted-average asset allocations at December 31, 2013 and 2012 and the Company’s target allocations for 2014, by asset category, were as follows:

	Plan assets at December 31		Target for
Asset category:	2013	2012	2014

Equity securities	34.50%	32.92%	33%
Debt securities	62.10%	61.19%	67%
Cash and equivalents	3.40%	5.89%	0%
Total	100.00%	100.00%

Equity securities held in the Basic Plan included shares of the Company’s common stock with a fair value of $2.1 million (1.06% of total plan assets) and $1.2 million  (0.58% of total plan assets) at December 31, 2013 and 2012, respectively.  An analysis by management is performed annually to determine whether the Company will make a contribution to the Basic Plan.

The following table presents information regarding expected future benefit payments, which reflect expected service, as appropriate:

Pension
Benefits
Expected future benefit payments:	(In thousands)
2014	$ 12,157
2015	13,852
2016	12,688
2017	13,138
2018	13,611
2019-2023	72,519

The following table presents the fair value of each major category of plan assets held in the Basic Plan at December 31, 2013 and 2012:

	Pension Benefits
	2013	2012
Investments, at fair value:	(In thousands)
Cash	$ 57	$ 88
U.S. agency debt obligations	64,298	49,886
Mutual funds	121,178	138,904
Common stock of BancorpSouth, Inc.	2,091	1,196
Money market funds	5,303	9,356
Brokered certificates of deposit	2,973	3,784
Total investments, at fair value	195,900	203,214
Accrued interest and dividends	547	490
Fair value of plan assets	$ 196,447	$ 203,704

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

The following tables set forth by level, within the FASB ASC 820, Fair Value Measurements and Disclosure (“FASB ASC 820”), fair value hierarchy, the plan investments at fair value as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 64,298	$ -	$ 64,298
Mutual funds	121,178	-	-	121,178
Common stock of BancorpSouth, Inc.	2,091	-	-	2,091
Money market funds	-	5,303	-	5,303
Brokered certificates of deposit	-	2,973	-	2,973
Total	$ 123,269	$ 72,574	$ -	$ 195,843

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. agency debt obligations	$ -	$ 49,886	$ -	$ 49,886
Mutual funds	138,904	-	-	138,904
Common stock of BancorpSouth, Inc.	1,196	-	-	1,196
Money market funds	-	9,356	-	9,356
Brokered certificates of deposit	-	3,784	-	3,784
Total	$ 140,100	$ 63,026	$ -	$ 203,126

There were no transfers between Levels of the fair value hierarchy in 2013 or 2012.

The following investments represented 5% or more of the total plan asset value as of December 31, 2013:

2013
(In thousands)
Fidelity Advisor New Insights Institutional Fund	$ 11,285
Fidelity Low Price Stock Fund	14,266
Franklin Mutual Discovery Z Fund	11,486
T. Rowe Price Equity Income Fund	11,337
Pioneer Multi-Asset Floating Rate Fund	25,093

The Company has a defined contribution plan (commonly referred to as a “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may contribute a portion of their compensation, as set forth in the 401(k) Plan, subject to the limitations as established by the Code.  Employee contributions (up to 5% of defined compensation) are matched dollar-for-dollar by the Company.  Employer contributions were $9.8 million, $9.2 million and $8.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Until December 31, 2011, the 401(k) Plan provided that the Company make a profit sharing contribution on behalf of each eligible employee in an amount equal to two percent of each such employee’s eligible compensation.  Eligible employees were those hired after December 31, 2005 who worked at least 1,000 hours during the plan year and had attained the age of 21.  As of December 31, 2011, the 401(k) Plan was amended and the profit sharing contribution was discontinued.  Employer profit sharing contributions were $1.3 million in 2011.

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

Derivative instruments.  The Company’s derivative instruments consist of commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans.  Fair value of these derivative instruments is measured on a recurring basis using recent observable market prices.  The Company also enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  The fair value of these instruments is either an observable market price or a discounted cash flow valuation using the terms of swap agreements but substituting original interest rates with prevailing interest rates ranging from 1.5% to 3.5%.    The Company also considers the associated counterparty credit risk when determining the fair value of these instruments.  The Company’s interest rate swaps, commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual fixed-rate mortgage loans are classified as Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,458,349	$ -	$ 1,458,349
Government agency issued residential
mortgage-back securities	-	250,234	-	250,234
Government agency issued commercial
mortgage-back securities	-	230,912	-	230,912
Obligations of states and political
subdivisions	-	519,405	-	519,405
Other	1,102	6,987	-	8,089
Mortgage servicing rights	-	-	54,662	54,662
Derivative instruments	-	-	30,230	30,230
Total	$ 1,102	$ 2,465,887	$ 84,892	$ 2,551,881
Liabilities:
Derivative instruments	$ -	$ -	$ 29,352	$ 29,352

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$ -	$ 1,401,996	$ -	$ 1,401,996
Government agency issued residential
mortgage-back securities	-	366,875	-	366,875
Government agency issued commercial
mortgage-back securities	-	91,445	-	91,445
Obligations of states and political
subdivisions	-	565,873	-	565,873
Other	744	7,099	-	7,843
Mortgage servicing rights	-	-	37,882	37,882
Derivative instruments	-	-	55,684	55,684
Total	$ 744	$ 2,433,288	$ 93,566	$ 2,527,598
Liabilities:
Derivative instruments	$ -	$ -	$ 52,773	$ 52,773

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
(In thousands)
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Total net gains for the year included in:
Net income (loss)	2,690	(2,033)	-
Other comprehensive income	-	-	-
Additions	14,090	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2013	$ 54,662	$ 878	$ -
Net unrealized gains (losses) included in net income for the
year relating to assets and liabilities held at December 31, 2013	$ 8,943	$ (2,033)	$ -

	Mortgage		Available-
	Servicing	Derivative	for-sale
	Rights	Instruments	Securities
(In thousands)
Balance at December 31, 2011	$ 30,174	$ 342	$ -
Total net gains for the year included in:
Net (loss) income	(10,823)	2,569	-
Other comprehensive income	-	-	-
Additions	18,531	-	-
Transfers in and/or out of Level 3	-	-	-
Balance at December 31, 2012	$ 37,882	$ 2,911	$ -
Net unrealized (losses) gains included in net income for the
year relating to assets and liabilities held at December 31, 2012	$ (3,163)	$ 2,569	$ -

The Company had no purchases or settlements during 2013 and 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012:

	December 31, 2013
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$ -	$ 69,593	$ -	$ 69,593	$ -
Impaired loans	-	-	54,943	54,943	(4,146)
Other real estate owned	-	-	69,338	69,338	(17,963)

	December 31, 2012
					Total
	Level 1	Level 2	Level 3	Total	Gains (Losses)
Assets:	(In thousands)
Loans held for sale	$ -	$ 129,138	$ -	$ 129,138	$ -
Impaired loans	-	-	156,728	156,728	(10,541)
Other real estate owned	-	-	103,248	103,248	(31,055)

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments (“FASB ASC 825”), requires that the Company disclose estimated fair values for its financial instruments.  Fair value estimates, methods and assumptions that are used by the Company in estimating fair values of financial instruments and that are not disclosed above in this Note 15 are set forth below.

Cash and Due From Banks.  The carrying amounts for cash and due from banks approximate fair values due to their immediate and shorter-term maturities.

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

Lending Commitments.  The Company’s lending commitments are negotiated at prevailing market rates and are relatively short-term in nature.  As a matter of policy, the Company generally makes commitments for fixed-rate loans for relatively short periods of time.  Therefore, the estimated value of the Company’s lending commitments approximates the carrying amount and is immaterial to the financial statements.  The Company’s lending commitments are classified as Level 2.  The Company’s off-balance sheet commitments, including letters of credit, which totaled $105.4 million at December 31, 2013, are funded at current market rates at the date they are drawn upon.  It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.  See Note 24, Commitments and Contingent Liabilities, for additional information regarding lending commitments.

The following table presents carrying and fair value information of financial instruments at December 31, 2013 and 2012:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:	(In thousands)
Cash and due from banks	$ 208,961	$ 208,961	$ 223,814	$ 223,814
Interest bearing deposits with other banks	319,462	319,462	979,800	979,800
Available-for-sale and trading securities	2,466,989	2,466,989	2,434,032	2,434,032
Net loans and leases	8,804,779	9,059,171	8,472,523	8,546,810
Loans held for sale	69,593	70,063	129,138	129,230

Liabilities:
Noninterest bearing deposits	2,644,592	2,644,592	2,545,169	2,545,169
Savings and interest bearing deposits	5,816,580	5,816,580	5,945,281	5,945,281
Other time deposits	2,312,664	2,332,380	2,597,696	2,634,099
Federal funds purchased and securities
sold under agreement to repurchase
and other short-term borrowings	421,028	414,238	414,611	414,399
Long-term debt and other borrowings	113,201	112,721	193,867	205,072

Derivative instruments:
Forward commitments to sell fixed rate
mortgage loans	654	654	(536)	(536)
Commitments to fund fixed rate
mortgage loans	567	567	4,081	4,081
Interest rate swap position to receive	28,907	28,907	51,517	51,517
Interest rate swap position to pay	(29,249)	(29,249)	(52,154)	(52,154)

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

FASB ASC 718 requires that compensation expense be measured using estimates of fair value of all stock-based awards.  Compensation expense arising from stock options that has been charged against income for the Plans was $1.3 million, $1.9 million and $2.1 million for 2013, 2012 and 2011, respectively.  As of December 31, 2013, there was approximately $361,000 of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over the remaining vesting period of non-vested stock options.

In January 2012, the Company granted stock options to purchase 338,681 shares of the Company’s common stock to its employees under the Long-Term Equity Incentive Plan.  These stock options have a contractual life of seven years and vest over a one, two or three-year service period.  No stock options were granted during 2013 or 2011.  The following tables present the stock option activity under the Plans as of December 31, 2013 and 2012 and changes during the years then ended:

	2013
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2013	2,764,854	$ 20.58
Exercised	(64,000)	15.97
Cancelled or forfeited	(509,236)	22.67
Expired	(307,300)	23.60
Outstanding at December 31, 2013	1,884,318	$ 19.69	2.7	$ 10,806

Exercisable at December 31, 2013	1,715,431	$ 20.45	2.5	$ 8,528

	2012
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2012	2,714,023	$ 21.72
Granted	338,681	11.93
Exercised	(6,333)	12.94
Cancelled or forfeited	(174,183)	22.04
Expired	(107,334)	20.03
Outstanding at December 31, 2012	2,764,854	$ 20.58	3.1	$ 1,374

Exercisable at December 31, 2012	2,306,860	$ 22.23	2.6	$ 1,332

	2011
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(years)	(In thousands)
Options
Outstanding at January 1, 2011	2,946,307	$ 21.41
Exercised	(2,225)	9.40
Cancelled or forfeited	(76,659)	22.86
Expired	(153,400)	15.39
Outstanding at December 31, 2011	2,714,023	$ 21.72	3.6	$ 2

Exercisable at December 31, 2011	2,330,234	$ 22.23	3.3	$ 2

The following table presents the status of the Company’s nonvested options as of December 31, 2013 and changes during the year then ended:

		Weighted-	Weighted-
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Nonvested Options
Outstanding at January 1, 2013	457,994	$ 12.30	$ 4.11
Granted	-	-	-
Vested	(257,399)	12.53	4.08
Forfeited or cancelled	(31,708)	12.38	4.10
Outstanding at December 31, 2013	168,887	$ 11.93	$ 4.16

The Company uses historical data to estimate stock option exercise and employee departure behavior used in the Black-Scholes-Merton option valuation model.  Groups of participants (executive, non-executives and directors) are considered separately for valuation purposes.  The expected term of stock options granted is derived from analysis of all historical data on stock option activity and represents the period of time that stock options granted are expected to be outstanding; the range given below results from certain groups of participants exhibiting different post-vesting behaviors.  The risk-free rate for periods within the contractual term of the stock option is based on the U. S. Treasury yield curve in effect at the time of grant.  The expected volatility is estimated based on the Company’s historical experience.  The following table provides the range of assumptions used for stock options granted during the year ended December 31, 2012:

2012

Expected volatility	49.9%
Weighted-average volatility	49.9%
Expected dividends	2.50%
Expected term (in years)	4.8 - 4.9
Risk-free rate	0.81%

The weighted-average grant-date fair value of stock options granted during 2012 was $4.16.  The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $289,000,  $9,000 and $6,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options exercisable
Range of	Number	Weighted-Avg	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price

$10.07 to $13.25	635,251	4.4	$ 12.63	466,364	$ 12.59
$17.10 to $22.97	539,217	2.0	22.32	539,217	22.32
$23.19 to $24.03	349,000	1.4	23.58	349,000	23.58
$24.27 to $25.31	360,850	2.0	24.39	360,850	24.39
$10.07 to $25.31	1,884,318	2.7	$ 19.69	1,715,431	$ 20.45

The Company’s Long-Term Equity Incentive plan allows for the issuance of performance shares.  Performance shares entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award over a specified performance period.  The recipient of performance shares is not treated as a shareholder of the Company and is not entitled to vote or receive dividends until the performance conditions stated in the award are satisfied and the shares of stock are actually issued to the recipient.

In January 2010, the Company granted 125,395 performance shares to employees for the two-year performance period from January 1, 2010 through December 31, 2011.  In March 2011, the Company granted 125,410 performance shares to employees for the two-year performance period from January 1, 2011 through December 31, 2012.  In January 2012, the Company granted 103,055 performance shares to employees for the two-year performance period from January 1, 2012 through December 31, 2013.  In January 2013, the Company granted 83,620 performance shares to employees for the two-year performance period from January 1, 2013 through December 31, 2014.  All of these performance shares vest over a three-year period and are valued at the fair value of the Company’s stock at the grant date based upon the estimated number of shares expected to vest.    No expense was recorded in 2011 related to the 2010 grant, as the Company failed to meet the performance threshold for the 2010-2011 performance period.  Compensation expense of approximately $193,000,  $659,000 and $147,000 was recognized in 2013, 2012 and 2011, respectively, related to the 2011 grant of performance shares.  Compensation expense of approximately $650,000 and $731,000 was recognized in 2013 and 2012, respectively, related to the 2012 grant of performance shares.    Compensation expense of approximately $801,000 was recognized in 2013 related to the 2013 grant of performance shares.

In May 2010, the Company awarded 5,000 restricted stock units covering 5,000 shares of Company common stock to its directors and the shares of stock covered by this award were issued to the directors in May 2011.  No restricted stock units were awarded during 2011.  In May 2012, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award issued to the directors in May 2013. In May 2013, the Company awarded 7,500 restricted stock units covering 7,500 shares of Company common stock to its directors with the shares of stock covered by this award to be issued to the directors in May 2014.  Compensation expense of approximately $104,000, $67,000,  and $37,000 was recognized in 2013, 2012, and 2011, respectively, related to the restricted stock units issued to the Company’s directors.

In June 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 60,000 restricted stock units covering 60,000 shares of Company common stock to senior executives with the shares of stock covered by this award to be issued to the senior executives equally beginning in June 2013 over a five-year period.  Compensation expense of approximately $311,000 and $199,000 was recognized in 2013 and 2012 related to the restricted stock units issued to the Company’s senior executives.

In November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 24,083 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive in November 2017.  Compensation expense of approximately $68,000 was recorded in 2013 related to the restricted stock issued to the Company’s senior executive.  Also in November 2012, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 88,232 shares of restricted stock to a senior executive, with the shares of stock covered by this award to be issued to the senior executive in January 2015.  Compensation expense of approximately $600,000 was recorded in 2013 related to the restricted stock issued to the Company’s senior executive.

In March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 582,500 shares of restricted stock to employees, with the shares of stock covered by this award to be issued to employees in May 2018.  Compensation expense of $1.4 million was recorded in 2013 related to the restricted stock issued to the Company’s employees.  Also in March 2013, pursuant to the Long-Term Equity Incentive Plan, the Company awarded 21,341 shares of restricted stock to a senior executive with the shares of stock covered by this award to be issued to the senior executive equally beginning in March 2014 over a three-year period.  Compensation expense of approximately $160,000 was recorded in 2013 related to the restricted stock issued to the Company’s senior executive.

(17) EARNINGS PER SHARE AND DIVIDEND DATA

The computation of basic earnings per share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per share is based on the weighted average number of shares of common stock outstanding plus the shares resulting from the assumed exercise or vesting of all outstanding share-based awards using the treasury stock method.  Weighted-average antidilutive stock options to purchase 1.2 million, 2.9 million and 2.8 million shares of Company common stock with a weighted average exercise price of $23.81,  $20.64 and $21.75 per share for 2013, 2012 and 2011, respectively, were excluded from diluted shares.  Antidilutive other equity awards covering approximately 36,000 shares of Company common stock for 2011 were also excluded from diluted shares.  There were no antidilutive other equity awards for 2013 and 2012.  The following tables provide a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2013, 2012 and 2011:

	2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 94,115	95,048	$ 0.99
Effect of dilutive stock options	-	284

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 94,115	95,332	$ 0.99

	2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 84,295	93,774	$ 0.90
Effect of dilutive stock options	-	90

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 84,295	93,864	$ 0.90

	2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS:	(In thousands, except per share amounts)
Income available to common shareholders	$ 37,569	83,486	$ 0.45
Effect of dilutive stock options	-	23

Diluted EPS:
Income available to common shareholders
plus assumed exercise	$ 37,569	83,509	$ 0.45

Dividends to shareholders are paid from dividends paid to the Company by the Bank which are subject to approval by the applicable state regulatory authority.

(18) OTHER COMPREHENSIVE INCOME

The following tables present the components of other comprehensive income and the related tax effects allocated to each component for the years ended December 31, 2013, 2012 and 2011:

2013
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized (losses) gains arising during
holding period	$ (61,640)	$ 23,603	$ (38,037)
Reclassification adjustment for net (gains) losses
realized in net income (1)	(46)	18	(28)
Recognized employee benefit plan net
periodic benefit cost (2)	27,128	(10,376)	16,752
Other comprehensive loss	$ (34,558)	$ 13,245	$ (21,313)

2012
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$ 3,043	$ (1,171)	$ 1,872
Reclassification adjustment for net (gains) losses
realized in net income (1)	(442)	169	(273)
Recognized employee benefit plan net
periodic benefit cost (2)	(12,930)	4,946	(7,984)
Other comprehensive loss	$ (10,329)	$ 3,944	$ (6,385)

2011
	Before	Tax	Net
	Tax	(Expense)	of Tax
	Amount	Benefit	Amount
(In thousands)
Net unrealized gains on available-for-sale securities:
Unrealized gains (losses) arising during
holding period	$ 55,882	$ (21,405)	$ 34,477
Reclassification adjustment for net (gains) losses
realized in net income (1)	(12,127)	4,639	(7,488)
Recognized employee benefit plan net
periodic benefit cost (2)	(23,963)	9,166	(14,797)
Other comprehensive income	$ 19,792	$ (7,600)	$ 12,192

(1)	Reclassification adjustments for net gains on available-for-sale securities are reported as security gains, net on the consolidated statement of income.
(2)

Recognized employee benefit plan net periodic benefit cost include amortization of unrecognized transition amount, recognized prior service cost and recognized net loss.  For more information, see Footnote 14 – Pension, Other Post Retirement Benefit and Profit Sharing Plans.

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

Amount
(In thousands)
Loans outstanding at December 31, 2012	$ 27,682
New loans	46,480
Repayments	(39,546)
Changes in directors and executive officers	-
Loans outstanding at December 31, 2013	$ 34,616

(20) MORTGAGE SERVICING RIGHTS

MSRs, which are recognized as a separate asset on the date the corresponding mortgage loan is sold, are recorded at fair value as determined at each accounting period end.  An estimate of the fair value of the Company’s MSRs is determined utilizing assumptions about factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demand.  Data and assumptions used in the fair value calculation related to MSRs for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(Dollars in thousands)
Unpaid principal balance	$ 5,577,325	$ 5,058,912	$ 4,293,552
Weighted-average prepayment speed (CPR)	10.3	17.1	22.7
Discount rate (annual percentage)	10.3	10.8	10.3
Weighted-average coupon interest rate (percentage)	4.2	4.4	4.9
Weighted-average remaining maturity (months)	310.0	307.0	311.0
Weighted-average servicing fee (basis points)	26.6	27.1	28.0

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

The Company has one class of mortgage servicing asset comprised of closed end loans for one-to-four family residences, secured by first liens.  The following table presents the activity in this class for the years indicated:

	2013	2012
	(In thousands)
Fair value at beginning of year	$ 37,882	$ 30,174
Additions:
Origination of servicing assets	14,090	18,531
Changes in fair value:
Due to payoffs/paydowns	(6,244)	(7,649)
Due to change in valuation inputs or assumptions
used in the valuation model	8,943	(3,163)
Other changes in fair value	(9)	(11)
Fair value at end of year	$ 54,662	$ 37,882

All of the changes to the fair value of the MSRs are recorded as part of mortgage lending noninterest revenue on the income statement.  As part of mortgage lending noninterest revenue, the Company recorded contractual servicing fees of $14.6 million, $13.0 million and $11.6 million and late and other ancillary fees of $1.4 million, $1.4 million and $1.3 million in 2013, 2012, and 2011, respectively.

(21)  REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Quantitative measures established by the Board of Governors of the Federal Reserve to ensure capital adequacy require the Company to maintain minimum capital amounts and ratios (risk-based capital ratios).  All banking companies are required to have core capital (“Tier 1”) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 4% of adjusted average assets.  The regulations also define well capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%,  10% and 5%, respectively.  The Company and the Bank had Tier 1, total capital and Tier 1 leverage above the well capitalized levels at December 31, 2013 and 2012, respectively, as set forth in the following table:

	2013		2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier 1 capital (to risk-weighted assets)
BancorpSouth, Inc.	$ 1,255,244	12.99%	$ 1,316,905	13.77%
BancorpSouth Bank	1,237,716	12.83	1,191,567	12.48
Total capital (to risk-weighted assets)
BancorpSouth, Inc.	1,376,752	14.25	1,437,320	15.03
BancorpSouth Bank	1,359,195	14.09	1,311,840	13.74
Tier 1 leverage capital (to average assets)
BancorpSouth, Inc.	1,255,244	9.93	1,316,905	10.25
BancorpSouth Bank	1,237,716	9.81	1,191,567	9.34

(22)  SEGMENTS

The Company is a financial holding company with subsidiaries engaged in the business of banking and activities closely related to banking.  The Company determines reportable segments based upon the services offered, the significance of those services to the Company’s financial condition and operating results and management’s regular review of the operating results of those services.  The Company’s primary segment is Community Banking, which includes providing a full range of deposit products, commercial loans and consumer loans.  The Company has also designated two additional reportable segments - Insurance Agencies and General Corporate and Other.  The Company’s insurance agencies serve as agents in the sale of commercial lines of insurance and full lines of property and casualty, life, health and employee benefits products and services.  The General Corporate and Other operating segment includes mortgage lending, trust services, credit card activities, investment services and other activities not allocated to  the Community Banking or Insurance Agencies operating segments.  The increased net income of the Community Banking operating segment in 2013 compared to 2012 and in 2012 compared to 2011 was primarily related to the corresponding decrease in the provision for credit losses.  The decreased net income of the General Corporate and Other operating segment in 2013 was primarily related to the decrease in mortgage lending revenue.

Results of operations and selected financial information by operating segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2013	(In thousands)
Results of Operations
Net interest revenue	$ 372,629	$ 165	$ 26,155	$ 398,949
Provision for credit losses	5,824	-	1,676	7,500
Net interest income after provision
for credit losses	366,805	165	24,479	391,449
Noninterest revenue	108,507	99,103	67,456	275,066
Noninterest expense	324,513	86,557	123,779	534,849
Income (loss) before income taxes	150,799	12,711	(31,844)	131,666
Income tax expense (benefit)	47,454	5,175	(15,078)	37,551
Net income (loss)	$ 103,345	$ 7,536	$ (16,766)	$ 94,115
Selected Financial Information
Total assets	$ 9,809,428	$ 187,424	$ 3,032,881	$ 13,029,733
Depreciation and amortization	22,912	3,655	2,956	29,523

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2012	(In thousands)
Results of Operations
Net interest revenue	$ 389,466	$ 270	$ 24,855	$ 414,591
Provision for credit losses	25,482	-	2,518	28,000
Net interest income after provision
for credit losses	363,984	270	22,337	386,591
Noninterest revenue	113,613	90,045	76,491	280,149
Noninterest expense	351,378	78,799	119,016	549,193
Income (loss) before income taxes	126,219	11,516	(20,188)	117,547
Income tax expense (benefit)	39,777	4,682	(11,207)	33,252
Net income (loss)	$ 86,442	$ 6,834	$ (8,981)	$ 84,295
Selected Financial Information
Total assets	$ 10,232,036	$ 173,832	$ 2,991,330	$ 13,397,198
Depreciation and amortization	23,773	3,616	3,553	30,942

	Community Banking	Insurance Agencies	General Corporate and Other	Total
2011	(In thousands)
Results of Operations
Net interest revenue	$ 407,648	$ 329	$ 26,936	$ 434,913
Provision for credit losses	127,794	-	2,287	130,081
Net interest income after provision
for credit losses	279,854	329	24,649	304,832
Noninterest revenue	126,807	86,955	57,083	270,845
Noninterest expense	338,125	73,793	121,715	533,633
Income (loss) before income taxes	68,536	13,491	(39,983)	42,044
Income tax expense (benefit)	40,454	5,423	(41,402)	4,475
Net income	$ 28,082	$ 8,068	$ 1,419	$ 37,569
Selected Financial Information
Total assets	$ 10,169,986	$ 163,995	$ 2,661,870	$ 12,995,851
Depreciation and amortization	24,167	3,826	4,221	32,214

(23)  DERIVATIVE INSTRUMENTS

The derivative instruments held by the Company include commitments to fund fixed-rate mortgage loans to customers and forward commitments to sell individual, fixed-rate mortgage loans.  The Company’s objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the commitments to fund the fixed-rate mortgage loans.  Both the commitments to fund fixed-rate mortgage loans and the forward commitments to sell individual fixed-rate mortgage loans are reported at fair value, with adjustments being recorded in current period earnings, and are not accounted for as hedges.  At December 31, 2013, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $90.2 million, with a carrying value and fair value reflecting a gain of approximately $654,000.  At December 31, 2012, the notional amount of forward commitments to sell individual fixed-rate mortgage loans was $231.2 million, with a carrying value and fair value reflecting a loss of approximately $536,000.  At December 31, 2013, the notional amount of commitments to fund individual fixed-rate mortgage loans was $55.4 million, with a carrying value and fair value reflecting a gain of approximately $567,000.  At December 31, 2012, the notional amount of commitments to fund individual fixed-rate mortgage loans was $198.3 million, with a carrying value and fair value reflecting a gain of $4.1 million.

The Company also enters into derivative financial instruments in the form of interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers.  Upon entering into these interest rate swaps to meet customer needs, the Company enters into offsetting positions to minimize interest rate and equity risk to the Company.  These derivative financial instruments are reported at fair value with any resulting gain or loss recorded in current period earnings.  These instruments and their offsetting positions are recorded in other assets and other liabilities on the consolidated balance sheets.  As of December  31, 2013, the notional amount of customer related derivative financial instruments was $412.9 million, with an average maturity of 54.7 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.6%.  As of December  31, 2012, the notional amount of customer related derivative financial instruments was $496.2 million, with an average maturity of 59.9 months, an average interest receive rate of 2.5% and an average interest pay rate of 5.7%.

Certain financial instruments, such as derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Bank’s derivative transactions with upstream financial institution counterparties are generally executed under International Swaps and Derivative Association  master agreements which include “right of set-off” provisions. In such cases, there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis.  Nonetheless, the Bank does not generally offset such financial instruments for financial reporting purposes.

The following table presents components of financial instruments eligible for offsetting for the periods indicated:

	December 31, 2013
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 1,324	$ -	$ 1,324	$ -	$ -	$ 1,324
Loan/lease interest rate swaps	29,249	-	29,249	-	-	29,249
Total financial assets	$ 30,573	$ -	$ 30,573	$ -	$ -	$ 30,573

Financial liabilities:
Derivatives:
Forward commitments	$ 103	$ -	$ 103	$ -	$ -	$ 103
Loan/lease interest rate swaps	29,249	-	29,249	-	(29,249)	-
Repurchase arrangements	421,028	-	421,028	(421,028)	-	-
Total financial liabilities	$ 450,380	$ -	$ 450,380	$ (421,028)	$ (29,249)	$ 103

	December 31, 2012
				Gross Amounts Not Offset
				in the Consolidated
				Balance Sheet
					Financial
	Gross Amount	Gross Amount	Net Amount	Financial	Collateral	Net
	Recognized	Offset	Recognized	Instruments	Pledged	Amount

	(In thousands)
Financial assets:
Derivatives:
Forward commitments	$ 4,169	$ -	$ 4,169	$ -	$ -	$ 4,169
Loan/lease interest rate swaps	52,154	-	52,154	-	-	52,154
Total financial assets	$ 56,323	$ -	$ 56,323	$ -	$ -	$ 56,323

Financial liabilities:
Derivatives:
Forward commitments	$ 622	$ -	$ 622	$ -	$ -	$ 622
Loan/lease interest rate swaps	52,154	-	52,154	-	(52,154)	-
Repurchase arrangements	414,611	-	414,611	(414,611)	-	-
Total financial liabilities	$ 467,387	$ -	$ 467,387	$ (414,611)	$ (52,154)	$ 622

(24)  COMMITMENTS AND CONTINGENT LIABILITIES

Leases

Rent expense was $7.4 million for 2013, $7.2 million for 2012 and $7.1 million for 2011. Future minimum lease payments for the following five years for all non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2013:

Amount
(In thousands)
2014	$ 4,990
2015	3,715
2016	3,042
2017	2,566
2018	1,140
Thereafter	4,254
Total future minimum lease payments	$ 19,707

Mortgage Loans Serviced for Others

The Company services mortgage loans for others that are not included as assets in the Company’s accompanying consolidated financial statements. Included in the $5.6 billion of loans serviced for investors at December 31, 2013 was $1.3 million of primary recourse servicing pursuant to which the Company is responsible for any losses incurred in the event of nonperformance by the mortgagor. The Company's exposure to credit loss in the event of such nonperformance is the unpaid principal balance at the time of default. This exposure is limited by the underlying collateral, which consists of single family residences and either federal or private mortgage insurance.

Lending Commitments

In the normal course of business, there are outstanding various commitments and other arrangements for credit which are not reflected in the consolidated balance sheets.  As of December 31, 2013, these included $105.4 million for letters of credit and $2.0 billion for interim mortgage financing, construction credit, credit card and revolving line of credit arrangements.  The Company did not realize significant credit losses from these commitments and arrangements during the years ended December 31, 2013, 2012 and 2011.

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

While the final outcome of any legal proceedings is inherently uncertain, based on the information available, advice of counsel and available insurance coverage, management believes that the litigation-related expense of $11.4 million accrued  as of December 31, 2013 is adequate and that any incremental liability arising from the Company’s legal proceedings and threatened claims, including the matters described herein and those otherwise arising in the ordinary course of business, will not have a material adverse effect on the Company's business or consolidated financial condition. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the lawsuits in which the Company or its subsidiaries are defendants, which may be material to the Company’s results of operations for a given fiscal period.

On August 16, 2011, a shareholder filed a putative derivative action purportedly on behalf of the Company in the Circuit Court of Lee County, Mississippi, against certain current and past executive officers and the members of the Board of Directors of the Company. The plaintiff in this shareholder derivative lawsuit asserts that the individual defendants violated their fiduciary duties by allegedly issuing materially false and misleading statements regarding the Company’s business and financial results. The plaintiff is seeking to recover alleged damages in an unspecified amount and equitable and/or injunctive relief, and attorneys’ fees.  A motion to dismiss has been under advisement by the court since early 2013.  Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management is currently of the opinion that the outcome of this lawsuit will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

On May 18, 2010, the Bank was named as a defendant in a purported class action lawsuit filed by an Arkansas customer of the Bank in the U.S. District Court for the Northern District of Florida. The suit challenges the manner in which overdraft fees were charged and the policies related to posting order of debit card and ATM transactions. The suit also makes a claim under Arkansas’ consumer protection statute. The plaintiff is seeking to recover damages in an unspecified amount and equitable relief. The case was transferred to pending multi-district litigation in the U.S. District Court for the Southern District of Florida wherein an order was entered certifying a class in this case.  The consolidated pretrial proceedings in the multi-district litigation court have concluded and the case has been remanded to the U.S.

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

(25) CONDENSED PARENT COMPANY INFORMATION

The following condensed financial information reflects the accounts and transactions of the Company (excluding its subsidiaries) at the dates and for the years indicated:

Condensed Balance Sheets	December 31,
	2013	2012
Assets:	(In thousands)
Cash on deposit with subsidiary bank	$ 56,751	$ 114,394
Investment in subsidiaries	1,527,137	1,484,097
Other assets	11,525	13,398
Total assets	$ 1,595,413	$ 1,611,889

Liabilities and shareholders' equity:
Total liabilities	$ 82,283	$ 162,837
Shareholders' equity	1,513,130	1,449,052
Total liabilities and shareholders' equity	$ 1,595,413	$ 1,611,889

	Year Ended December 31,
Condensed Statements of Income	2013	2012	2011
	(In thousands)
Dividends from subsidiaries	$ 35,000	$ -	$ 23,000
Other operating income	1,775	1,253	268
Total income	36,775	1,253	23,268

Operating expenses	15,033	16,931	17,358
Income (loss) before tax benefit and equity in undistributed earnings	21,742	(15,678)	5,910
Income tax benefit	5,860	5,732	6,050
Income (loss) before equity in undistributed earnings
of subsidiaries	27,602	(9,946)	11,960
Equity in undistributed earnings of subsidiaries	66,513	94,241	25,609
Net income	$ 94,115	$ 84,295	$ 37,569

	Year Ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
	(In thousands)
Operating activities:
Net income	$ 94,115	$ 84,295	$ 37,569
Adjustments to reconcile net income
to net cash provided by operating activities	(62,419)	(95,231)	(30,348)
Net cash provided by (used in) operating activities	31,696	(10,936)	7,221
Financing activities:
Cash dividends	(11,383)	(3,778)	(11,689)
Redemption of junior subordinated debt	(128,866)	-	-
Advance of long-term debt	50,000	-	-
Repayment of long-term debt	(1,786)	-	-
Common stock transactions, net	2,696	112,008	2,596
Net cash (used in) provided by financing activities	(89,339)	108,230	(9,093)
(Decrease) increase in cash and cash equivalents	(57,643)	97,294	(1,872)
Cash and cash equivalents at beginning of year	114,394	17,100	18,972
Cash and cash equivalents at end of year	$ 56,751	$ 114,394	$ 17,100

(26)  OTHER NONINTEREST INCOME AND EXPENSE

The following table details other noninterest income for the three years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Annuity fees	$ 2,312	$ 2,243	$ 3,323
Brokerage commissions and fees	7,203	6,714	5,918
Bank-owned life insurance	8,314	8,074	7,662
Other miscellaneous income	15,153	15,124	16,599
Total other noninterest income	$ 32,982	$ 32,155	$ 33,502

The following table details other noninterest expense for the three years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Advertising	$ 4,558	$ 4,869	$ 5,098
Foreclosed property expense	11,728	39,406	27,796
Telecommunications	8,481	8,515	8,386
Public relations	4,258	5,434	5,727
Data processing	10,962	10,234	9,677
Computer software	8,496	7,476	7,502
Amortization of intangibles	2,979	3,222	3,324
Legal expenses	20,426	9,334	9,170
Postage and shipping	4,369	4,465	4,812
Other miscellaneous expense	66,801	71,994	73,945
Total other noninterest expense	$ 143,058	$ 164,949	$ 155,437

(27)  SUBSEQUENT EVENTS

On January 8, 2014, the Company announced the signing of a definitive merger agreement with Ouachita Bancshares Corp., parent company of Ouachita Independent Bank (collectively referred to as “OIB”), headquartered in Monroe, Louisiana, pursuant to which Ouachita Bancshares Corp. will be merged with and into the Company.  Under the terms of the definitive agreement, the Company will issue a maximum of 3,675,000 shares of the Company’s common stock plus $22.9 million in cash for all outstanding shares of Ouachita Bancshares Corp.’s capital stock, subject to certain conditions and potential adjustments.  The transaction is subject to certain conditions, including the approval of OIB’s shareholders and customary regulatory approvals, and is expected to close during the second quarter of 2014.

On January 22, 2014, the Company announced the signing of a definitive merger agreement with Central Community Corporation, headquartered in Temple, Texas, pursuant to which Central Community Corporation will be merged with and into the Company.  Central Community Corporation is the parent company of First State Bank Central Texas, which is headquartered in Austin, Texas.  Under the terms of the definitive agreement, the Company will issue approximately 7,250,000 shares of the Company’s common stock plus $28.5 million in cash for all outstanding shares of Central Community Corporation’s capital stock, subject to certain conditions and potential adjustments.  The transaction is subject to certain conditions, including the approval by Central Community Corporation’s shareholders and customary regulatory approvals, and is expected to close during the second quarter of 2014.

The Company has evaluated any additional subsequent events through the date of this filing.  Management does not believe there are any additional material subsequent events which would require further disclosure.

(28) CORRECTION OF IMMATERIAL ERROR

 During 2013, the Company identified an immaterial error in its cash flow statements for prior periods.  The Company improperly reported losses on the sale and writedowns of OREO as Investing Activities instead of as a reconciling item within Operating Activities, as well as reported unsettled trade liabilities for investment purchases as Operating Activities instead of Investing Activities and reported purchases of and proceeds from death benefits of bank-owned life insurance as Operating Activities instead of Investing Activities.  These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements for prior periods.  The Company has deemed these changes immaterial to its consolidated financial statements taken as a whole.  The following table reflects the changes in the cash flow statements for the years ended December 31, 2012 and December 31, 2011:

	As Originally
	Reported	Adjustment	As Adjusted
Year Ended December 31, 2012
Net cash provided by operating activities	$ 133,331	$ 27,326	$ 160,657
Net cash provided by investing activities	292,473	(27,326)	265,147
Net cash provided by financing activities	278,466	-	278,466
Increase in cash and cash equivalents	704,270	-	704,270
Cash and cash equivalents at beginning of period	499,344	-	499,344
Cash and cash equivalents at end of period	$ 1,203,614	$ -	$ 1,203,614

Year Ended December 31, 2011
Net cash provided by operating activities	$ 256,425	$ 19,691	$ 276,116
Net cash provided by investing activities	661,840	(19,691)	642,149
Net cash used in financing activities	(691,007)	-	(691,007)
Increase in cash and cash equivalents	227,258	-	227,258
Cash and cash equivalents at beginning of period	272,086	-	272,086
Cash and cash equivalents at end of period	$ 499,344	$ -	$ 499,344

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report of management’s assessment of the design and operating effectiveness of its internal controls as part of this Report.    The Company’s independent registered public accounting firm reported on the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s report are included with the Company’s 2013 consolidated financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning the directors and nominees of the Company appears under the caption “Proposal 1:  Election of Directors” in the Company's definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in the Report.

AUDIT COMMITTEE FINANCIAL EXPERT

Information regarding audit committee financial experts serving on the Audit Committee of the Company’s Board of Directors appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

IDENTIFICATION OF THE AUDIT COMMITTEE

Information regarding the Audit Committee and the identification of its members appears under the caption “Corporate Governance - Committees of the Board of Directors” in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.  In establishing the Audit Committee’s compliance with Rule 10A-3 under the Exchange Act, each member of the Company’s Audit Committee is relying upon the exemption provided by Rule 10A-3(b)(1)(iv)(B) of the Exchange Act because each member of the Audit Committee is also a member of the Bank’s Board of Directors.

MATERIAL CHANGES TO PROCEDURES BY WHICH SECURITY HOLDERS MAY RECOMMEND NOMINEES

The Company has not made any material changes to the procedures by which its shareholders may recommend nominees to the Company’s Board of Directors since the date of the Company’s definitive Proxy Statement for its 2013 annual meeting of shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information regarding the Section 16(a) beneficial ownership compliance of each of the Company’s directors and executive officers or each person who owns more than 10% of the outstanding shares of the Company’s common stock appears under the caption “General Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

This information appears under the captions “Executive Compensation,”   “Compensation Discussion and Analysis,” “Director Compensation” and “Executive Compensation and Stock Incentive Committee Report” in the Company's definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and directors, nominees and executive officers of the Company appears under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

The following table provides information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which shares of Company common stock are authorized for issuance:

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)
Equity compensation plans
approved by shareholders (2)	1,881,539	$ 19.70	4,181,971
Equity compensation plans not
approved by shareholders	2,779	13.86	380,837
Total	1,884,318	$ 19.69	4,562,808

(1)	Excludes shares to be issued upon exercise of outstanding options.
(2)

Excludes 723,156 restricted shares that were unvested, 55,500 restricted stock units that were unvested and 297,346 performance shares that were unearned as of December 31, 2013.  Equity compensation plans approved by shareholders include the BancorpSouth, Inc. Director Stock Plan, the BancorpSouth, Inc. Executive Performance Incentive Plan, as amended, the BancorpSouth, Inc. Long-Term Equity Incentive Plan, as amended, and the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-employee Directors, as amended.

(3)

Equity compensation plans not approved by shareholders include the BancorpSouth, Inc. 1998 Stock Option Plan, as amended, and the plan assumed in connection with the merger of Business Holding Corporation, which was effective December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions with management and others appears under the caption “Certain Relationships and Related Transactions” in the Company's definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.  Information regarding director independence appears under the caption “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding accountant fees and services appears under the caption “Proposal 2:  Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its 2014 annual meeting of shareholders, and is incorporated herein by reference.

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

		(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (6)(29)
			(b)	Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. (7)(26)
			(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (8)(26)
			(d)	Amendment to BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan.*(27)
			(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (9)(26)
			(f)	Form of Performance Share Award Agreement. (10)(26)
			(g)	Form of Restricted Stock Agreement. (9)(26)
			(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (8)(26)
			(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(26)
			(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (12)(26)
			(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Director’s.*(26)
			(l)	BancorpSouth, Inc. 1998 Stock Option Plan (13)(26)
			(m)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan (14)(26)
			(n)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (6)(26)
			(o)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (6)(26)
			(p)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(26)
			(q)	Description of Dividend Reinvestment Plan. (16)(26)
			(r)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(26)
			(s)	Executive Employment Agreement with James D. Rollins III. (8)(26)
			(t)	Amendment to Executive Employment Agreement with James D. Rollins III. (9)(26)
			(u)	Restricted Stock Agreement with James D. Rollins III. (9)(26)
			(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Award Agreement with James D. Rollins. (26)
			(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(26)
			(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (6)(26)
			(y)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(26)
			(z)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(26)
			(aa)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (21)(26)
			(bb)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (22)(26)

		(cc)	BancorpSouth, Inc. Change in Control Agreement for James D. Rollins III. (8)(26)
		(dd)	BancorpSouth, Inc. Change in Control Agreement for W. James Threadgill, Jr.*(26)
		(ee)	BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated. (11)(26)
		(ff)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (6)(26)
		(gg)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(26)
		(hh)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(26)
		(ii)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(26)
		(jj)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(26)
		(kk)	Salary Continuation Agreement with Gordon R. Lewis. (24)(26)
		(ll)	Retirement Agreement and Release with Larry Bateman. (9)(26)
		(mm)	Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association and First Tennessee Bank, National Association. (25)
	(21)		Subsidiaries of the Registrant.*
	(23)		Consent of Independent Registered Public Accounting Firm.*
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Shareholders’ Equity for each of the years ended December 31, 2013, 2012, 2011, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(28)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.

(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.
(16)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed on June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(26)	Compensatory plans or arrangements.
(27)

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

BANCORPSOUTH, INC.

DATE: February 25, 2014	By: /s/James D. Rollins III
James D. Rollins III
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chief Executive Officer (Principal
/s/James D. Rollins III	Executive Officer) and Director	February 25, 2014
James D. Rollins III

Treasurer and Chief Financial
Officer (Principal Financial
/s/William L. Prater	Officer)	February 25, 2014
William L. Prater

/s/Gus J. Blass III	Director	February 25, 2014
Gus J. Blass III

/s/James E. Campbell III	Director	February 25, 2014
James E. Campbell III

/s/Albert C. Clark	Director	February 25, 2014
Albert C. Clark

/s/Grace Clark	Director	February 25, 2014
Grace Clark

/s/Hassell H. Franklin	Director	February 25, 2014
Hassell H. Franklin

/s/W. G. Holliman, Jr.	Director	February 25, 2014
W. G. Holliman, Jr.

/s/Warren A. Hood, Jr.	Director	February 25, 2014
Warren A. Hood, Jr.

/s/Keith J. Jackson	Director	February 25, 2014
Keith J. Jackson

/s/James V. Kelley	Director	February 25, 2014
James V. Kelley

/s/Larry G. Kirk	Director	February 25, 2014
Larry G. Kirk

/s/Turner O. Lashlee	Director	February 25, 2014
Turner O. Lashlee

/s/Guy W. Mitchell III	Director	February 25, 2014
Guy W. Mitchell III

/s/Robert C. Nolan	Director	February 25, 2014
Robert C. Nolan

/s/W. Cal Partee, Jr.	Director	February 25, 2014
W. Cal Partee, Jr.

Chairman of the Board and
/s/Aubrey B. Patterson	Director	February 25, 2014
Aubrey B. Patterson

/s/Alan W. Perry	Director	February 25, 2014
Alan W. Perry

/s/Thomas H. Turner	Director	February 25, 2014
Thomas H. Turner

INDEX TO EXHIBITS

Exhibit No.		Description
(3)	(a)	Restated Articles of Incorporation, as amended. (1)
	(b)	Bylaws, as amended and restated. (2)
	(c)	Amendment No. 1 to Amended and Restated Bylaws. (3)
	(d)	Amendment No. 2 to Amended and Restated Bylaws (4)
	(e)	Amendment No. 3 to Amended and Restated Bylaws (4)
(4)	(a)	Specimen Common Stock Certificate. (5)
(b)

Certain instruments defining the rights of certain holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

(10)	(a)	BancorpSouth, Inc. Supplemental Executive Retirement Plan, as amended and restated. (6)(29)
	(b)	Amendment to BancorpSouth, Inc. Supplemental Executive Retirement Plan. (7)(26)
	(c)	BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan. (8)(26)
	(d)	Amendment to BancorpSouth, Inc. Amended and Restated Long-Term Equity Incentive Plan.*(27)
	(e)	BancorpSouth, Inc. Amended and Restated Executive Performance Incentive Plan. (9)(26)
	(f)	Form of Performance Share Award Agreement. (10)(26)
	(g)	Form of Restricted Stock Agreement. (9)(26)
	(h)	BancorpSouth, Inc. Director Stock Plan, as amended and restated. (8)(26)
	(i)	BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors. (11)(26)
	(j)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Directors (12)(26)
	(k)	Amendment to the BancorpSouth, Inc. 1995 Non-Qualified Stock Option Plan for Non-Employee Director’s.*(26)
	(l)	BancorpSouth, Inc. 1998 Stock Option Plan (13)(26)
	(m)	Amendment to the BancorpSouth, Inc. 1998 Stock Option Plan (14)(26)
	(n)	BancorpSouth, Inc. Restoration Plan, as amended and restated. (6)(26)
	(o)	BancorpSouth, Inc. Amended and Restated Deferred Compensation Plan. (6)(26)
	(p)	BancorpSouth, Inc. Home Office Incentive Plan. (15)(26)
	(q)	Description of Dividend Reinvestment Plan. (16)(26)
	(r)	BancorpSouth, Inc., Amended and Restated Salary Deferral-Profit Sharing Employee Stock Ownership Plan. (17)(26)
	(s)	Executive Employment Agreement with James D. Rollins III. (8)(26)
	(t)	Amendment to Executive Employment Agreement with James D. Rollins III. (9)(26)
	(u)	Restricted Stock Agreement with James D. Rollins III. (9)(26)
	(v)	BancorpSouth, Inc. Long-Term Equity Incentive Plan Restricted Stock Award Agreement with James D. Rollins. (26)
	(w)	Form of BancorpSouth, Inc. Change in Control Agreement. (18)(26)
	(x)	Form of Amendment to BancorpSouth, Inc. Change in Control Agreement. (6)(26)
	(y)	BancorpSouth, Inc. Change in Control Agreement for Aubrey B. Patterson. (19)(26)
	(z)	BancorpSouth, Inc. Change in Control Agreement for James V. Kelley. (20)(26)
	(aa)	BancorpSouth, Inc. Change in Control Agreement for William L. Prater. (21)(26)
	(bb)	BancorpSouth, Inc. Change in Control Agreement for Gordon Lewis. (22)(26)
	(cc)	BancorpSouth, Inc. Change in Control Agreement for James D. Rollins III. (8)(26)
	(dd)	BancorpSouth, Inc. Change in Control Agreement for W. James Threadgill, Jr.*(26)
	(ee)	BancorpSouth, Inc. 1994 Stock Incentive Plan, as amended and restated. (11)(26)
	(ff)	BancorpSouth, Inc. Deferred Directors’ Fee Unfunded Plan. (6)(26)
	(gg)	Premier Bancorp, Inc. 1998 Stock Option Plan. (23)(26)
	(hh)	Premier Bancorp, Inc. 1998 Outside Director Stock Option Plan. (23)(26)
	(ii)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Vesting). (23)(26)
	(jj)	Form of Stock Option Agreement for converted Business Holding Corporation Options (Non-Vesting). (23)(26)
	(kk)	Salary Continuation Agreement with Gordon R. Lewis. (24)(26)

(ll) Retirement Agreement and Release with Larry Bateman. (9)(26)
(mm) Credit Agreement, dated as of August 8, 2013, among BancorpSouth, Inc., U.S. Bank National Association and First Tennessee Bank, National Association. (25)
(21)	Subsidiaries of the Registrant.*
(23)	Consent of Independent Registered Public Accounting Firm.*
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
(101)

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, is formatted in XBRL (Extensible Business Reporting Language) interactive data files: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for each of the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statement of Shareholders’ Equity for each of the years ended December 31, 2013, 2012, 2011, (v) the Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.*(28)

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (file number 1-12991) and incorporated by reference thereto.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (file number 1-12991) and incorporated by reference thereto.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (file number 1-12991) and incorporated by reference thereto.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 26, 2007 (File number 1-12991) and incorporated by reference thereto.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (file number 0-10826) and incorporated by reference thereto.
(6)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (file number 1-12991) and incorporated by reference thereto.
(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (file number 1-12991) and incorporated by reference thereto.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 7, 2007 (file number 1-12991) and incorporated by reference thereto.
(11)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2005 (file number 1-12991) and incorporated by reference thereto.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 29, 2008 (file number 1-12991) and incorporated by reference thereto.
(13)	Filed as an exhibit to the Company’s Post-Effective Amendment No. 5 on Form S-3 to Form S-4 filed on February 23, 1999 (Registration No. 333-280181) and incorporated by reference thereto.
(14)	Filed as an exhibit to the Company’s registration statement on Form S-3 filed on March 13, 2007 (Registration No. 333-141250) and incorporated by reference thereto.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (file number 1-12991) and incorporated by reference thereto.

(16)	Filed as the Company’s prospectus pursuant to Rule 424(b)(2) filed on January 5, 2004 (Registration No. 033-03009) and incorporated by reference thereto.
(17)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on April 19, 2006 (Registration No. 333-133390) and incorporated by reference thereto.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (file number 1-12991) and incorporated by reference thereto.
(19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (file number 1-12991) and incorporated by reference thereto.
(20)	Filed as an exhibit to the Company’s registration statement on Form S-4 filed on June 14, 2000 (Registration No. 333-39326) and incorporated by reference thereto.
(21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 25, 2009 (file number 1-12991) and incorporated by reference thereto.
(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file number 1-12991) and incorporated by reference thereto.
(23)	Filed as an exhibit to the Company’s registration statement on Form S-8 filed on December 30, 2004 (Registration No. 333-121785) and incorporated by reference thereto.
(24)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (file number 1-12991) and incorporated by reference thereto.
(25)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 8, 2013 (file number 1-12991) and incorporated by reference thereto.
(26)	Compensatory plans or arrangements.
(27)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith.